Form 10-K
period 1993-12-31
BELL ATLANTIC CORP
filed 1994-03-31
CIK 732712

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
     (Mark one)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from     to

                         Commission file number 1-8606

                           BELL ATLANTIC CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                        23-2259884
          (State or other jurisdiction of                   (I.R.S. Employer)
          incorporation or organization)                   Identification No.)

             1717 Arch Street
          Philadelphia, Pennsylvania                              19103
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (215) 963-6000

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
        Title of each class                        which registered
        -------------------                   ----------------------------

  Common Stock, $1 par value ..........      New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges
  Preference Stock Purchase Rights ....      New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

  At February 28, 1994, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $23,876,000,000.
  At February 28, 1994, 436,185,312 shares of the registrant's Common Stock were outstanding, after deducting 49,959 shares held in treasury.
  Documents incorporated by reference:
  Portions of the registrant's Annual Report to Shareowners for the year ended December 31, 1993 (Part II).
  Portions of the registrant's Proxy Statement dated March 1, 1994 prepared in connection with the Annual Meeting of Shareowners (Part III).
================================================================================

                              TABLE OF CONTENTS

Item No.                                                       Page
- --------                                                       ----

                                   PART I
1.  Business..................................................   1
2.  Properties................................................  25
3.  Legal Proceedings.........................................  26
4.  Submission of Matters to a Vote of
       Security Holders.......................................  28
Executive Officers of the Registrant..........................  29
                                   PART II
5.  Market for Registrant's Common Equity
       and Related Stockholder Matters........................  29
6.  Selected Financial Data...................................  30
7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................  30
8.  Financial Statements and Supplementary Data...............  30
9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure....................  30
                                  PART III
10. Directors and Executive Officers of the Registrant........  30
11. Executive Compensation....................................  30
12. Security Ownership of Certain Beneficial Owners
       and Management.........................................  30
13. Certain Relationships and Related Transactions............  30
                                   PART IV
14. Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K............................................  31


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 1994.

                                     PART I

Item 1.  Business
                                    GENERAL

  Bell Atlantic Corporation (the "Company" or "Bell Atlantic") is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of the American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

  Pursuant to the Divestiture, AT&T transferred to the Company, among other assets, its 100% ownership interest in seven Bell System operating companies
("BOCs"):   New Jersey Bell Telephone Company; The Bell Telephone Company of
Pennsylvania; The Diamond State Telephone Company; The Chesapeake and Potomac Telephone Company; The Chesapeake and Potomac Telephone Company of Maryland; The Chesapeake and Potomac Telephone Company of Virginia; and The Chesapeake and Potomac Telephone Company of West Virginia (collectively, the "Network Services Companies"). In January 1994, to facilitate the creation of a uniform "Bell Atlantic" brand name across the territories served by these seven telephone subsidiaries, the names of the Network Services Companies were changed to Bell Atlantic - New Jersey, Inc. ("Bell Atlantic - New Jersey"), Bell Atlantic - Pennsylvania, Inc. ("Bell Atlantic - Pennsylvania"), Bell Atlantic - Delaware, Inc. ("Bell Atlantic - Delaware"), Bell Atlantic - Washington, D.C., Inc. ("Bell Atlantic - Washington, D.C."), Bell Atlantic - Maryland, Inc. ("Bell Atlantic - Maryland"), Bell Atlantic - Virginia, Inc. ("Bell Atlantic - Virginia") and Bell Atlantic - West Virginia, Inc. ("Bell Atlantic - West Virginia"), respectively.

  The Company's business currently encompasses two segments: (1) Communications and Related Services, and (2) Financial, Real Estate, and Other Services. Financial information with respect to the Company's industry segments is set forth in Note 15 to the Consolidated Financial Statements incorporated by reference in this Annual Report on Form 10-K.

  The Communications and Related Services segment includes the Network Services Companies as well as subsidiaries which are engaged in the business of providing wireless communications products and services, including cellular mobile service; selling directory advertising and providing photocomposition services; servicing and repairing computers; and providing software for telecommunications and computer networking. During 1993, Bell Atlantic reorganized certain functions performed by each of the Network Services Companies into nine lines of business ("LOBs") organized across the Network Services Companies around specific market segments. See "Communications and Related Services - The Network Services Companies - Operations".

  The Financial, Real Estate, and Other Services segment is comprised of subsidiaries of the Company which are engaged in lease financing of commercial, industrial, medical and high-technology equipment, and other forms of financing; real estate investment and management; and the sale and distribution of liquefied petroleum gas. In line with its continuing de-emphasis of financial services businesses over the past several years and its intensified focus on core communications businesses, the Company announced in October 1993 that it had begun evaluating possible strategies for exiting its financial services businesses. In March 1994, the Company announced an agreement to sell a significant portion of its diversified leasing business to GFC Financial Corporation. This sale is expected to close in the second quarter of 1994, subject to the receipt of regulatory approvals. See "Financial, Real Estate, and Other Services".

  The communications industry is currently undergoing fundamental changes driven by the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged. Although no definitive prediction can be made of the market opportunities these changes will present or whether Bell Atlantic will be able successfully to take advantage of these opportunities, the Company is positioning itself to be a leading communications, information services and entertainment company.

  The Company was incorporated in 1983 under the laws of the State of Delaware and has its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103 (telephone number 215-963-6000).

                         LINE OF BUSINESS RESTRICTIONS

  The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, (ii) providing information services, (iii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"), and (iv) entering into any non-telecommunications businesses, in each case without the approval of the D.C. District Court. Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

  In September 1987, the D.C. District Court rendered a decision which eliminated the need for the RHCs to obtain its approval prior to entering into non-telecommunications businesses. However, the D.C. District Court refused to eliminate the restrictions relating to equipment manufacturing or providing interexchange services. With respect to information services, the Court issued a ruling in March 1988 which permitted the RHCs to engage in a number of information transport functions as well as voice storage and retrieval services, including voice messaging, electronic mail and certain information gateway services. However, the RHCs were generally prohibited from providing the content of the data they transmitted. As the result of an appeal of the D.C. District Court's September 1987 and March 1988 decisions by the RHCs and other parties, the United States Court of Appeals for the District of Columbia Circuit ordered the D.C. District Court to reconsider the RHCs' request to provide information content and determine whether removal of the restrictions thereon would be in the public interest. In July 1991, the D.C. District Court removed the remaining restrictions on RHC participation in information services, but imposed a stay pending appeal of that decision. In October 1991, the United States Court of Appeals for the District of Columbia Circuit vacated the stay, thereby permitting the RHCs to provide information services, and in May 1993 affirmed the D.C. District Court's July 1991 decision. The United States Supreme Court denied certiorari in November 1993.

   Several bills have been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or their impact on the business or financial condition of the Company.

                     COMMUNICATIONS AND RELATED SERVICES

                       The Network Services Companies
General

  The Network Services Companies presently serve a territory ("Territory") consisting of 19 Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which a Network Services Company may provide telephone service.

  The Network Services Companies provide two basic types of telecommunications services. First, they transport telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). As permitted by the Plan, Bell Atlantic - New Jersey and Bell Atlantic - Pennsylvania also earn toll revenue from the provision of telecommunications service between LATAs ("interLATA service") in corridors between the cities (and certain surrounding counties) of (i) New York, New York and Newark, New Jersey and (ii) Philadelphia, Pennsylvania and Camden, New Jersey. Second, the Network Services Companies provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA service to their customers. Bell Atlantic - Pennsylvania, Bell Atlantic -Delaware, Bell Atlantic - Maryland and Bell Atlantic - West Virginia also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service. See "Communications and Related Services -The Network Services Companies - Competition - IntraLATA Toll Competition".

Operations

  Although the Network Services Companies remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters, during 1993, Bell Atlantic reorganized certain functions formerly performed by each of these companies relating to these telephone services into nine LOBs organized across the Network Services Companies around specific market segments. These nine LOBs are:

  The Consumer Services LOB markets communications services to residential
      -----------------
customers within the Territory (11 million households and 29 million people) and plans in the future to market information services and entertainment programming. 1993 revenues generated by consumer services were approximately $4 billion, representing approximately 34% of the Network Services Companies' aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

  The Carrier Services LOB markets (i) switched and special access to the
      ----------------
Network Services Companies' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1993 revenues generated by the carrier market were approximately $2.5 billion, representing approximately 21% of the Network Services Companies' aggregate revenues. Approximately 93% of total carrier services revenues were derived from interexchange carriers; AT&T is the largest single customer. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless customers and other local exchange carriers ("LECs") which resell network connections to their own customers.

  The Small Business Services LOB markets communications and information
      -----------------------
services to small businesses (customers having up to 20 access lines or 100 Centrex lines). The Network Services Companies have approximately 1.2 million small business customers in the Territory which in 1993 generated approximately $1.7 billion in revenues, representing approximately 15% of the Network Services Companies' aggregate revenues.

  The Large Business Services LOB markets communications and information
      -----------------------
services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex,
                               ----
call management and voice messaging), end-user networking (e.g., credit and
                                                           ----
debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services. The Network Services Companies serve more than 18,000 primarily in-Territory large business customers in the commercial, state and local government and education markets. 1993 revenues from the large business market were approximately $1.5 billion, representing approximately 13% of the Network Services Companies' aggregate revenues.

  The Directory Services LOB manages the provision of (i) advertising and
      ------------------
marketing services to advertisers, and (ii) listing information (e.g., White
                                                                 ----
Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers. 1993 revenues from directory services were approximately $1 billion, representing approximately 9% of the Network Services Companies' aggregate revenues.

  The Public and Operator Services LOB markets pay telephone and operator
      ----------------------------
services in the Territory to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party
                                ----
calls). 1993 revenues from public and operator services were approximately $663 million, representing approximately 6% of the Network Services Companies' aggregate revenues.

  The Federal Systems LOB markets communications and information technology and
      ---------------
services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government. 1993 revenues from the federal government market were approximately $200 million, representing approximately 2% of the Network Services Companies' aggregate revenues.

  The Information Services LOB has been established to provide programming
      --------------------
services, including on-demand entertainment, transactions and interactive multimedia applications within the Territory and in selected other markets. See "Communications and Related Services - The Network Services Companies - FCC Regulation and Interstate Rates - Telephone Company Provision of Video Dial Tone and Video Programming".

  The Network LOB manages the technologies, services and systems platforms
      -------
required by the other eight LOBs and the Network Services Companies to meet the needs of their respective customers, including, without limitation, switching, feature development and on-premises installation and maintenance services.

  The Network Services Companies have been making and expect to continue to make significant capital expenditures on their networks to meet the demand for communications services and to further improve such services. Capital expenditures of the Network Services Companies were approximately $2.3 billion in 1991, $2.2 billion in 1992 and $2.1 billion in 1993. The total investment in plant, property and equipment decreased from approximately $30.7 billion at December 31, 1991 to approximately $29.6 billion at December 31, 1992, and increased to approximately $30.6 billion at December 31, 1993, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

  The Network Services Companies as a whole are projecting construction expenditures for 1994 at approximately the same level as in the past several years. However, subject to regulatory approvals, the Network Services Companies plan to allocate capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable for some of the Network Services Companies.

FCC Regulation and Interstate Rates

  The Network Services Companies are subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

  Interstate Access Charges

  The Network Services Companies provide intraLATA service and, with certain limited exceptions, do not participate in the provision of interLATA service except through offerings of exchange access service. See "Communications and Related Services - The Network Services Companies - General". The FCC has prescribed structures for exchange access tariffs to specify the charges ("Access Charges") for use and availability of the Network Services Companies' facilities for the origination and termination of interstate interLATA service. Access Charges are intended to recover the related costs of the Network Services Companies which have been allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's separations procedures.

  In general, the tariff structures prescribed by the FCC provide that Interstate Costs of the Network Services Companies which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("Subscriber Line Charges"), and from interexchange carriers through usage-sensitive Carrier Common Line ("CCL") charges. See "Communications and Related Services - The Network Services Companies - FCC Regulation and Interstate Rates - FCC Access Charge Pooling Arrangements". Traffic-sensitive Interstate Costs are recovered from carriers through variable access charges based on several factors, primarily usage.

  In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50 effective April 1, 1989.

  As a result of the phasing in of Subscriber Line Charges, a substantial portion of non-traffic sensitive Interstate Costs is now recovered directly from subscribers, thereby reducing the per-minute CCL charges to interexchange carriers. This significant reduction in CCL charges has tended to reduce the incentive for interexchange carriers and their high-volume customers to bypass the Network Services Companies' switched network via special access lines or alternative communications systems. However, competition for this access business has increased in recent years. See "Communications and Related Services - The Network Services Companies - Competition - Alternative Access and Local Services".

  FCC Access Charge Pooling Arrangements

  The FCC previously required that all LECs, including the Network Services Companies, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the Interstate Costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. Some LECs received more revenue from the pool than they billed their interexchange carrier customers using the nationwide average CCL rate. Other companies, including all but one of the Network Services Companies, received substantially less from the pool than the amount billed to their interexchange carrier customers.

  By an order adopted in 1987, the FCC changed its mandatory pooling requirements. These changes, which became effective April 1, 1989, permitted all of the Network Services Companies as a group to withdraw from the pool and to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate. In addition to this continuing obligation, the Network Services Companies have a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation phases out over five years. These long-term and transitional support requirements will be recovered in the Network Services Companies' CCL rates.

  Depreciation

  Depreciation rates provide for the recovery of the Network Services Companies' investment in telephone plant and equipment, and are revised periodically to reflect more current estimates of remaining service lives and future net salvage values. In October 1993, the FCC issued an order simplifying the depreciation filing process by reducing the information required for certain categories of plant and equipment whose remaining service life, salvage estimates and depreciation rates fall within an approved range. Petitions for reconsideration of that order were filed in December 1993. In November 1993, the FCC issued a further order inviting comments on proposed ranges for an initial group of categories of plant and equipment.

  Price Caps

  In September 1990, the FCC adopted "price cap" regulation to replace the traditional rate of return regulation of LECs. LEC price cap regulation became effective on January 1, 1991.

  The price cap system places a cap on overall prices for interstate services and requires that the cap decrease annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect expected increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

  Under price cap regulation, the FCC set an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

  Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout the Territory and are regarded as a single unit by the FCC for rate of return measurement.

  On February 16, 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded by the end of 1994.

  In January 1993, the FCC denied the Network Services Companies exogenous treatment of the increased expense for postretirement benefits required under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which the Company adopted effective January 1, 1991. The Network Services Companies have appealed this decision. The appeal is likely to be decided during the second half of 1994.

  Computer Inquiry III

  In August 1985, the FCC initiated Computer Inquiry III to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services,
                                                ----
electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Network Services Companies to offer enhanced services, subject to compliance with a series of nonstructural safeguards designed to promote an effectively competitive market. These safeguards include detailed cost accounting, protection of customer information and certain reporting requirements.

  In June 1990, the United States Court of Appeals for the Ninth Circuit vacated and remanded the Computer Inquiry III decisions to the FCC, finding that the FCC had not fully justified those decisions. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture ("ONA") requirements and strengthened some of the nonstructural safeguards. In the interim, the Network Services Companies had filed interstate tariffs implementing the ONA requirements. Those tariffs became effective in February 1992, subject to further investigation. That investigation was completed on December 15, 1993, when an order was released making minor changes to the Network Services Companies' ONA rates. In March 1992, the Network Services Companies certified to the FCC that they had complied with all initial ONA obligations and therefore should be granted structural relief for enhanced services. The FCC granted the Network Services Companies structural relief in June 1992. Other parties have appealed this decision, which remains in effect pending the outcome of the appeal. A decision on the appeal is likely by the end of 1994.

  The FCC's December 1991 order has been appealed to the United States Court of Appeals for the Ninth Circuit by several parties. Pending decision on those appeals, the FCC's decision remains in effect. If a court again reverses the FCC, the Network Services Companies' right to offer enhanced services could be impaired.

FCC Cost Allocation and Affiliate Transaction Rules

  In 1987, the FCC adopted rules governing (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and
(ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

  The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are allocated to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures. These activities include (i) those which have been deregulated by the FCC without preempting state regulation, (ii) those which have been deregulated by a state but not the FCC and (iii) "incidental activities," which cannot, in the aggregate, generate more than 1% of a company's revenues. Since the Network Services Companies engage in these types of activities, the Network Services Companies, pursuant to the FCC's cost allocation rules, filed a cost allocation manual, which manual has been approved by the FCC.

  The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price", if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value. The affiliate transaction rules require that a service provided by one affiliate to another affiliate, which service is also provided to unaffiliated entities, must be valued at tariff rates or market prices. If the affiliate does not also provide the service to unaffiliated entities, the price must be determined in accordance with the FCC's cost allocation principles. In October 1993, the FCC proposed new affiliate transaction rules which would essentially eliminate the different rules for the provision of services and apply the asset transfer rules to all affiliate transactions. The Network Services Companies have filed comments opposing the proposed rules.

  The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

  Telephone Company Provision of Video Dial Tone and Video Programming

  In 1987, the FCC initiated an inquiry into whether developments in the cable and telephone industries warranted changes in the rules prohibiting telephone companies such as the Network Services Companies from providing video programming in their respective service territories directly or indirectly through an affiliate.

  In November 1991, the FCC released a Further Notice of Proposed Rulemaking in these proceedings. In August 1992, the FCC issued an order permitting telephone companies such as the Network Services Companies to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. The FCC has also ruled that neither telephone companies that provide video dial tone service, nor video programmers that use these services, are required to obtain local cable franchises. Other parties have appealed these orders, which remain in effect pending the outcome of the appeal.

  In late 1992, Bell Atlantic - New Jersey entered into agreements pursuant to which, pending regulatory approval, it would provide video dial tone transport services to two video programmers in New Jersey. As contemplated by its contract with Sammons Communications, Incorporated ("Sammons"), Bell Atlantic - New Jersey will deploy fiber optic technology that will enable Sammons and other video information providers to deliver video programming in three Morris County, New Jersey communities over a video dial tone platform. Bell Atlantic - New Jersey's contract with Future Vision of America Corporation ("Future Vision") contemplates that Bell Atlantic - New Jersey will deploy fiber optic technology in the Dover Township, New Jersey telephone network to establish a video dial tone platform that will allow Future Vision and other video information providers to deliver competitive video programming services in that community. Applications for approval to deploy these video dial tone systems are pending at the FCC.

  In December 1992, Bell Atlantic - Virginia and Bell Atlantic Video Services Company filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective service areas. In a decision rendered in August 1993 and clarified in October 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against the Company, the Network Services Companies and Bell Atlantic Video Services Company. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit.

  In early 1993, the FCC granted the Company authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, the Company began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial, upon its completion, into a six month market trial serving up to 2,000 customers. Bell Atlantic also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland upon completion of the six month market trial. These applications are pending at the FCC.

  Interconnection and Collocation

  In October 1992, the FCC issued an order allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The FCC's stated purpose was to encourage greater competition in the provision of interstate special access services. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services; it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In February 1993, the Network Services Companies filed interstate tariffs to allow collocation for special access services. These tariffs are currently effective. The Company and certain other parties have appealed the FCC's special access collocation order. Bell Atlantic expects the appeal to be decided in 1994.

  On September 2, 1993, the FCC extended collocation to switched access services. The terms and conditions for switched access collocation are similar to those for special access collocation. On November 18, 1993, the Network Services Companies filed interstate tariffs to allow collocation for switched access services. These tariffs became effective on February 16, 1994. The Company and certain other parties have appealed the FCC's switched access collocation order. Appeals of this order have been stayed pending a decision on the appeals of the special access collocation order.

  Increased competition through collocation will adversely affect the revenues of the Network Services Companies, although some of the lost revenues could be offset by increased demand of the Network Services Companies' own special access services as a result of the slightly increased pricing flexibility that the FCC has permitted. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation.

  Intelligent Networks

  In December 1991, the FCC issued a Notice of Inquiry into the plans of the BOCs, including the Network Services Companies, to deploy new "modular" network architectures, such as Advanced Intelligent Network ("AIN") technology. The Notice of Inquiry asks what, if any, regulatory action the FCC should take to assure that such architectures are deployed in a manner that is "open, responsive, and procompetitive". On August 31, 1993, the FCC issued a Notice of Proposed Rulemaking proposing a schedule for AIN deployment. The proposals in that Notice of Proposed Rulemaking generally follow those that the Company proposed in its response to the Notice of Inquiry. The Company cannot estimate when the FCC will conclude this proceeding.

  The results of this proposed rulemaking could include a requirement that the Network Services Companies offer individual components of their services, such as switching and transport, to competitors who will provide the remainder of such services through their own facilities. Such increased competition could divert revenues from the Network Services Companies. However, deployment of AIN technology may also enable the Network Services Companies to respond more quickly and efficiently to customer requests for new services. This could result in increased revenues from new services that could at least partially offset losses resulting from increased competition.

State Regulation and Intrastate Rates

  The communications services of the Network Services Companies are subject to regulation by the public utility commissions in the jurisdictions in which they operate with respect to intrastate rates and services and other matters. In 1993, there were a number of proceedings dealing with such issues as the various Network Services Companies' rates of return, the adoption of flexible regulation procedures and the introduction of competition for local exchange and local access services.

  Bell Atlantic - New Jersey, Inc. (formerly New Jersey Bell Telephone Company)

  In June 1987, the New Jersey Board of Regulatory Commissioners ("NJBRC") (which was then known as the Board of Public Utilities) issued an order approving a Rate Stability Plan ("RSP") that modified the way the NJBRC monitors Bell Atlantic - New Jersey's intrastate earnings. Rather than continue to monitor overall company financial performance, the RSP authorized financial performance surveillance only of less competitive services. The RSP also capped intrastate tariffed rates for its six year duration (July 1, 1987 through June 30, 1993), subject, however, to certain exceptions which would permit Bell Atlantic - New Jersey to seek increases in tariffed rates during the RSP's fourth through sixth years.

   The RSP separated Bell Atlantic - New Jersey's intrastate services into two categories: Group I (more competitive) services such as directory advertising, Centrex, pay telephone services, billing and collection services, high capacity channel and special access services, public data networks, central office local area networks, pay-per-view ordering service, high capacity digital hand-off service, Bellboy(R) paging service, 911 enhanced terminal equipment and Home Intercom; and Group II (less competitive) services such as local exchange service, local usage, message toll service, 800 data base complementary service and Repeat Call and Return Call. Only the Group II services were subject to financial performance monitoring by the NJBRC for the purpose of determining whether or not Bell Atlantic - New Jersey was earning the target rate of return for those services. In January 1989, the NJBRC issued an order which established a target rate of return on equity of 12.9% for the purpose of monitoring the financial performance of the Group II category of services. Under the RSP, Bell Atlantic - New Jersey was allowed to charge competitive rates for Group I services, without restriction and without financial performance monitoring.

  The New Jersey Telecommunications Act of 1992 (the "NJ Telecommunications Act") became effective in January 1992. The NJ Telecommunications Act authorized the NJBRC to adopt alternative regulatory frameworks that provide incentives to telecommunications companies for aggressive deployment of new technologies. It also deregulated services which the NJBRC has found to be competitive. Pursuant to that legislation, Bell Atlantic - New Jersey filed its Plan for Alternative Form of Regulation in March 1992, and a revised plan in May 1992. This revised plan was unanimously approved by the NJBRC in December 1992, with certain modifications; the written order reflecting that approval was issued on May 6, 1993. Bell Atlantic - New Jersey filed a plan conforming to the NJBRC's order (the "NJ PAR"), which became effective on May 20, 1993. Several parties have filed judicial appeals of the NJBRC's order. The briefing schedule for this appeal extends through the middle of August 1994.

  The NJ PAR, which supersedes the RSP, divides Bell Atlantic - New Jersey's services into Rate-Regulated Services (formerly Group II services) and Competitive Services (formerly Group I and services which have never been regulated by the NJBRC). Under this Plan, Bell Atlantic - New Jersey's Rate-Regulated Services are grouped in two categories:

     - "Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased beginning January 1996 in an amount limited to the prior year's increase in the Gross National Product-Price Index ("GNP-PI") less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are frozen through December 1999.

     - "Other Services": Custom calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service. Rates for Other Services may be increased beginning January 1996 in an amount limited to the prior year's increase in the GNP-PI less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 12.7%.

  All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which the earnings are capped.

  Competitive Services are deregulated under the NJ Telecommunications Act. Other services such as premises wire maintenance, Answer Call and electronic messaging, which have never been regulated by the NJBRC, continue to be deregulated under the NJ Telecommunications Act.

  Bell Atlantic - Pennsylvania, Inc. (formerly The Bell Telephone Company of Pennsylvania)

  Bell Atlantic - Pennsylvania continues to operate under traditional rate-of-return regulation, but is pursuing regulatory reform through regulatory channels.

  In October 1992, the Pennsylvania Public Utility Commission ("PPUC") adopted financial reporting rules that exclude revenues, expenses and investment associated with directory advertising from quarterly earnings surveillance reports, although these rules require Bell Atlantic - Pennsylvania to file an annual informational filing including directory advertising earnings. The PPUC made no finding relative to future ratemaking treatment for directory advertising.

  On July 8, 1993, legislation was enacted in Pennsylvania which enables Bell Atlantic - Pennsylvania to petition the PPUC to regulate Bell Atlantic - Pennsylvania under an alternative form of regulation other than rate-based rate of return. On October 1, 1993, Bell Atlantic - Pennsylvania filed its petition and plan with the PPUC which contained (i) six proposed competitive services (directory advertising, billing services, Centrex, Speed Call, Repeat Call and paging) for removal from price and earnings regulations, (ii) a price stability mechanism which caps revenue increases through tariff rate changes for other (noncompetitive) services in any year at the increase in the Gross Domestic Product - Price Index in the previous year less 2.25%, and (iii) a network deployment schedule which commits to universal broadband availability in its telecommunications network by 2015. Hearings on this petition and plan were held in February 1994. The PPUC must either approve or reject Bell Atlantic - Pennsylvania's plan as filed or suggest changes thereto no later than June 30, 1994.

  Bell Atlantic - Delaware, Inc. (formerly The Diamond State Telephone Company)

  In August 1992, Bell Atlantic - Delaware filed an intrastate rate case with the Delaware Public Service Commission ("DPSC") to increase intrastate net revenues by $14.3 million annually. In November 1993, the DPSC voted to award Bell Atlantic - Delaware a $3.8 million annual intrastate revenue increase based on the stipulated 10.58% overall rate of return. Bell Atlantic - Delaware then filed a petition for reargument of the decision, requesting that the DPSC increase Bell Atlantic - Delaware's revenue award by an additional $6.3 million annually. On December 6, 1993, Bell Atlantic - Delaware entered into an agreement with the Office of Public Advocate of the Delaware state government which stipulated an increase in Bell Atlantic - Delaware's revenue award of $1.5 million annually. The DPSC approved the stipulation and ordered a revised annual intrastate revenue increase of $5.3 million. Bell Atlantic - Delaware put final rates into effect on December 15, 1993.

  The Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act") became effective on July 8, 1993. The Delaware Telecommunications Act modified telecommunications industry regulation for intrastate services and allows Bell Atlantic - Delaware to elect to be regulated under an alternative regulation plan instead of traditional rate of return regulation. The Delaware Telecommunications Act provides:

     --   that the prices of "Basic Telephone Services" (e.g., dial tone and
                                                         ----
          local usage) will remain regulated and cannot change in any one year by more than the rate of inflation, less 3%;

     --   that the prices of "Discretionary Services" (e.g., Identa Ring(SM)
                                                       ----
          and Call Waiting) cannot increase more than 15% per year per service, after an initial one-year cap;

     --   that the prices of "Competitive Services" (e.g., directory advertising
                                                     ----
          and message toll service) will not be subject to tariff; and

     -- that Bell Atlantic - Delaware develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the DPSC during the fifth year of the plan. On July 20 1993, the DPSC initiated a rulemaking to develop regulations for the implementation of the Delaware Telecommunications Act.

  On March 24, 1994, Bell Atlantic - Delaware elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Act. On such date, Bell Atlantic - Delaware also filed a technology deployment plan consistent with such legislation pursuant to which it committed to (i) link public schools, major medical facilities and state government offices to the "information superhighway", (ii) digitize all of its telephone switches by 1998, and (iii) connect all of its central offices with fiber optic cable by 1998.

  Bell Atlantic - Washington, D.C., Inc. (formerly The Chesapeake and Potomac Telephone Company)

   In January 1993, as the outcome of a process begun by a Bell Atlantic - Washington, D.C. proposal to the District of Columbia Public Service Commission ("DCPSC") in 1988, the DCPSC adopted a regulatory reform plan for the intra-Washington, D.C. services of Bell Atlantic - Washington, D.C. Under the plan, the DCPSC adopted a banded rate of return on equity (based on earnings from all services) with 12.5% as the midpoint: Bell Atlantic - Washington, D.C. would be allowed to seek rate increases if its return on equity falls below 11.5% and would be required to share, through prospective rate cuts, 50% of any earnings in excess of a return on equity of 13.5%. Bell Atlantic - Washington, D.C.'s rates for most residential services were frozen at the levels set in the prior rate proceeding in March 1992. The DCPSC granted pricing flexibility, including custom contracting and 14-day tariffing, for all Centrex services and for high capacity private line services since these services were found to be subject to competition. The DCPSC also established a screen for determining what other services are competitive and therefore should be subject to flexible pricing in the future. The plan will be in effect for three years, after which the DCPSC will investigate Bell Atlantic - Washington, D.C.'s performance and determine what regulatory structure is appropriate at that time.

  Pursuant to the DCPSC's January 1993 regulatory reform plan, in December 1993, the DCPSC re-set Bell Atlantic - Washington, D.C.'s banded rate of return on equity to range from 10.45% to 12.45%, with a midpoint of 11.45%. However, the DCPSC also found that Bell Atlantic - Washington, D.C. was entitled to increased annual revenues of $15.8 million. The DCPSC increased the rates for public telephone service, increased the message unit rate for business customers and increased certain other business and residential rates to cover the increased revenue requirement. Rates for basic residential service remain frozen at the level set in March 1992. Under the plan, Bell Atlantic - Washington, D.C. also applied for and received pricing flexibility for several competitive services, including digital data services, paging services, speed calling, Repeat Call, Home Intercom and Home Intercom Extra.

  Bell Atlantic - Maryland, Inc. (formerly The Chesapeake and Potomac Telephone Company of Maryland)

  As the result of a process initiated by a joint petition of Bell Atlantic - Maryland, the Office of People's Counsel of the Maryland state government, and the Staff of the Public Service Commission of Maryland ("MPSC"), the MPSC in 1990 approved an agreement which instituted a regulatory reform plan (the "Reform Plan") for regulation of intrastate services provided by Bell Atlantic - Maryland. The Reform Plan provides for sharing of earnings on other-than-competitive services (e.g., basic business and residential dial tone line and
                      ----
usage, pay telephone services and intraLATA toll services) within a prescribed rate-of-return range (12.7% to 14.5% return on equity), for the direct refund to ratepayers of all earnings above that range and for no sharing of earnings if earnings fall below that range. Earnings on competitive services (e.g., Centrex
                                                                   ----
intercom and high capacity, special access and private line services) are not subject to a rate of return limitation. In connection with its approval of the Reform Plan, the MPSC required Bell Atlantic - Maryland to initiate a rate proceeding to examine Bell Atlantic - Maryland's financial and operating results under the Reform Plan and to serve as a rate case for determining rates and rate structure on a going-forward basis for services that the MPSC has determined are other-than-competitive.

  On January 22, 1993, at the conclusion of this rate proceeding, the MPSC issued an order directing Bell Atlantic - Maryland to reduce rates prospectively in the aggregate amount of $28.6 million annually. Tariffs reducing rates by that amount became effective on January 23, 1993. Bell Atlantic - Maryland's application for a modification or rehearing of the order was denied in part and granted in part on March 30, 1993. Under the terms of the revised order, Bell Atlantic - Maryland's rate reduction was upheld, but it was permitted to accelerate the amortization of certain post-employment benefits obligations, eliminating any refund requirement for prior periods. The decision in this case is now final.

  On July 26, 1993, MFS-Intelenet of Maryland, Inc. ("MFS-Maryland"), a subsidiary of MFS Communications Company, Inc. ("MFS"), filed an application with the MPSC for authority to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by Bell Atlantic - Maryland and for an order establishing policies and requirements for interconnection of competing local exchange networks. Hearings have been held and a final decision is expected in April 1994.

  On November 9, 1993, the MPSC instituted an investigation into legal and policy matters relevant to the regulation of firms, including current telecommunications providers and cable television firms, which may provide local exchange and exchange access services in Maryland in the future. A procedural schedule has been established and a final decision is expected this year.

  Bell Atlantic - Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of Virginia)

  In December 1988, the Virginia State Corporation Commission ("VSCC") adopted an Experimental Plan for Alternative Regulation (the "Experimental Plan") of Virginia telephone companies. Bell Atlantic - Virginia elected to participate in the Experimental Plan effective January 1, 1989, and remained subject to it through the end of 1993. The Experimental Plan marked a departure from traditional regulation and classified services into four categories: actually competitive, potentially competitive, discretionary and basic. Combined earnings from potentially competitive, discretionary and basic services were capped at a 14% return on equity.

  Bell Atlantic - Virginia's financial results under the Experimental Plan for the years 1989 through 1992 have been filed with the VSCC. The VSCC's audit of Bell Atlantic - Virginia's 1989 and 1990 financial results found no refunds to be due. Bell Atlantic - Virginia's financial results for 1991 and 1992, which as filed with the VSCC indicate that no refunds are due, are still subject to VSCC audit.

  Following an evaluation of the Experimental Plan in 1993, the VSCC issued an order on December 17, 1993 adopting a Modified Plan for Alternative Regulation (the "Modified Plan"). The Modified Plan became effective January 1, 1994. Bell Atlantic - Virginia is deemed by the VSCC to be subject to this Modified Plan.

  The Modified Plan places Bell Atlantic - Virginia's services into one of three categories:

     - "Competitive" services, for which there are readily available substitutes which reasonably meet customer needs and for which competition in the marketplace effectively regulates the price (e.g., Centrex intercom services,
                                             ----
directory advertising).

     - "Discretionary" services, which can only be provided by the local exchange telephone company, but which are optional, nonessential enhancements to basic communications services or services which others are capable of providing but which do not conform to the competitive services definition
(e.g., Caller ID and operator call completion services).
 ----
     - "Basic" services, which are not discretionary and, due to their nature or legal/regulatory restraints, only the local exchange telephone companies can provide (e.g., residential and business local exchange telephone service and
         ----
operator directory assistance service).

  The latter two categories of services are subject to rate of return regulation. For 1994 the VSCC has established a permissible range for return on equity for these two regulated services of 10.55% to 12.55%. In assessing whether earnings have exceeded this permitted range, the VSCC will impute to regulated earnings an amount equal to 25% of the net profits of Yellow Pages advertising, which the VSCC will otherwise continue to treat as a competitive service under the Modified Plan. If Bell Atlantic - Virginia's earnings on this basis exceed the permitted range, refunds of the excess must be made. If Bell Atlantic - Virginia were to seek an increase in rates for Basic service that, taking into account rate changes in Discretionary services, results in an increase in overall regulated operating revenue, the financial performance considered by the VSCC would include results for all categories of services. Earnings from Competitive services are not otherwise regulated.

  In its Final Order of December 17, 1993, the VSCC also announced its intention to hold a proceeding in the first half of 1994 to consider further modifications to the Modified Plan or alternative regulatory plans that local exchange companies might offer. Under legislation passed in the 1993 session of the Virginia General Assembly, the VSCC is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation; for example, the VSCC is free to adopt a price cap form of regulation. On February 8, 1994, Bell Atlantic - Virginia filed a proposal in this new proceeding to have its Discretionary and Basic services regulated on a price cap basis; competitive services would not be regulated. Bell Atlantic - Virginia's proposal will be discussed in hearings to begin in late April 1994.

  Bell Atlantic - West Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of West Virginia)

  In April 1988, the Public Service Commission of West Virginia ("WVPSC") approved a stipulation among Bell Atlantic - West Virginia, AT&T, MCI Communications Corporation ("MCI"), Sprint Communications Company, L.P. ("Sprint"), the WVPSC Staff and the Consumer Advocate Division of the WVPSC which gave Bell Atlantic - West Virginia flexibility in the pricing of competitive services (e.g., intraLATA toll service, intraLATA "800" service,
                      ----
intraLATA WATS service, billing and collection services and directory advertising) and provided for a freeze on rates for basic local exchange services through December 31, 1990 and a lifting, on January 1, 1989, of the moratorium on intraLATA toll competition. This "Flexible Regulation Plan" was subsequently extended through December 31, 1991. As part of the stipulation, Bell Atlantic - West Virginia invested in excess of $300 million dollars from 1988 through 1990 to modernize West Virginia's telecommunications infrastructure.

  In March 1990, the West Virginia legislature enacted legislation, which became effective on January 1, 1991, requiring the WVPSC to cease its regulation of the rates charged by a telephone utility for any service that the WVPSC finds to be subject to "workable competition", unless the WVPSC finds that to do so would adversely affect the continued availability of adequate, economical and reliable local telephone service.

  In December 1991, the WVPSC approved, with some modifications, a stipulation signed by Bell Atlantic - West Virginia, the Consumer Advocate Division of the WVPSC, the WVPSC Staff and AT&T which set forth a new "Incentive Regulation Plan". The Incentive Regulation Plan continues the major provisions of the Flexible Regulation Plan, including pricing flexibility for competitive services and a freeze on the rates for basic local exchange service. It also committed Bell Atlantic - West Virginia to invest an additional $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure. The Incentive Regulation Plan permitted Bell Atlantic - West Virginia to increase operator directory assistance and Call Waiting charges, provides Bell Atlantic - West Virginia some flexibility in setting depreciation rates and allows Bell Atlantic - West Virginia to petition for a surcharge to reflect changes in federally mandated separations procedures and accounting rules. The stipulation also provides for the phased elimination of Locality Rate Area charges, which are basic service charges paid by customers who are located farthest from the central office. Under the WVPSC's December 1991 order, the freeze on rates for basic service and the phase out of Locality Rate Area charges will end on December 31, 1994 instead of the July 1, 1996 date set forth in the stipulation.

  In January 1989, AT&T, MCI and Sprint filed petitions with the WVPSC to require Bell Atlantic - West Virginia to reduce intrastate access charges by $3 million annually. On June 29, 1993, the WVPSC approved a settlement agreement in which the parties agreed that access charges would be reduced by $1.5 million annually, that the interexchange carriers would not seek additional reductions until the year 2000 and that Bell Atlantic - West Virginia would not seek additional increases until the year 2000.

New Products and Services

  Bell Atlantic(R) IQ(SM) Services

  All of the Network Services Companies have introduced the Bell Atlantic(R) IQ(SM) Services family of calling features (although not all features are available in all states). These features include Identa Ring(SM), which
                                                  -----------
allows a single line to have multiple telephone numbers, each with a distinctive ring; Repeat Call, which allows customers automatically to redial busy phone
      -----------
numbers; Return Call, which allows customers automatically to return the last
         -----------
incoming call, even without knowing the number; Ultra Forward(SM), which
                                                -------------
customers can use to program call-forwarding instructions; and Home Intercom,
                                                               -------------
which allows for phone-to-phone dialing within the home. All of the Network Services Companies except Bell Atlantic - Pennsylvania offer Caller ID service,
                                                             ---------
a Bell Atlantic IQ(SM) Service which displays the number of the calling party. It is anticipated that Caller ID will be tariffed and available in Pennsylvania in 1994. At the end of 1993, the Network Services Companies had over 600,000 subscribers to Caller ID.

  Data Services

  The Network Services Companies have introduced several high speed data transmission services. In 1993, Switched Multi-Megabit Data Service ("SMDS", a
                                 -----------------------------------
high-speed, public, packet-switched data transmission service) was available under tariff from all Network Services Companies except Bell Atlantic - New Jersey (which offers SMDS on a special rate authorization basis with informal approval of the NJBRC) and Bell Atlantic - Delaware; Fiber Distributed Data
                                                     ----------------------
Interface Network Service was available under tariff in Washington, D.C.,
- -------------------------
Maryland and Virginia; and Frame Relay Service (which allows high-speed
                           -------------------
interconnection of a customer's multiple locations) was available under tariff in Pennsylvania, Washington, D.C., Maryland and Virginia.

  Information Services

  The Network Services Companies offer various types of information services, such as message storage services, voice mail and electronic mail. Answer Call,
                                                                   -----------
a telephone answering service aimed at residential and small business customers, had more than 900,000 subscribers at the end of 1993.

Competition

  Regulatory proceedings, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

  Alternative Access and Local Services

  A substantial portion of the Network Services Companies' revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

  The Network Services Companies face competition from alternative communications systems, constructed by large end users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the local telephone company's plant. MFS has an optical fiber network which currently competes with Bell Atlantic - Pennsylvania and Bell Atlantic - Maryland in the Philadelphia, Pittsburgh and Baltimore metropolitan areas. In the Washington, D.C. metropolitan area, Institutional Communications Company, in which MFS has acquired a controlling interest, has deployed an optical fiber network to compete with Bell Atlantic - Washington, D.C., Bell Atlantic - Maryland and Bell Atlantic - Virginia in the provision of switched and special access services and local services. Eastern TeleLogic Corporation is currently providing service in the Philadelphia area over an optical fiber network, and Digital Direct of Pittsburgh, Inc. (dba Penn Access) has multiple fiber rings in service in the Pittsburgh metropolitan area, with additional fiber rings under construction. In July 1993, Virginia Metrotel Inc. was granted authority by the VSCC to compete against Bell Atlantic - Virginia in the provision of access services in the Richmond metropolitan area. Teleport Communications Group Inc. ("Teleport") provides competitive access service in the New York metropolitan area, including northern New Jersey. The ability of such alternative access providers to compete with the Network Services Companies has been enhanced by the FCC's orders requiring the Network Services Companies to offer collocated interconnection for special and switched access services.

  Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Network Services Companies' local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Network Services Companies' lines.

  Well-financed competitors are seeking authority, or are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the local telephone service areas of the Network Services Companies. Southwestern Bell Corporation ("Southwestern Bell") acquired existing cable television systems in Montgomery County, Maryland and Arlington, Virginia. Southwestern Bell could use these systems to compete with the Company's telephone services in these areas. Southwestern Bell also provides cellular service in the Washington metropolitan area.

  On July 26, 1993, MFS-Maryland filed an application with the MPSC for authority to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by Bell Atlantic - Maryland and for an order establishing policies and requirements for interconnection of competing local exchange networks. Hearings have been held and a final decision is expected in April 1994. On November 9, 1993, the MPSC instituted an investigation into legal and policy matters relevant to the regulation of firms, including current telecommunications providers and cable television firms, which may provide local exchange and exchange access services in Maryland in the future. A procedural schedule has been established and a final decision is expected this year.

  On December 10, 1993, another MFS subsidiary asked the PPUC for authority to provide local exchange service to business customers in certain areas of Bell Atlantic - Pennsylvania's service territory. No procedural schedule has been set for action on this petition.

  Teleport and MFS both offer local exchange service in metropolitan New York and may seek to extend that service into northern New Jersey.

  The two largest long-distance carriers are also positioning themselves to begin to offer services that will compete with the Network Services Companies' local exchange services. In November 1992, AT&T announced its intention to acquire a controlling interest in McCaw Cellular Communications Inc. ("McCaw"), the largest cellular company in the United States, and to integrate McCaw's wireless local service network with AT&T's long distance network. In December 1993, MCI announced its intention to invest $2 billion to begin building competing local exchange and access networks in twenty major markets in the United States, several of which are likely to be in the Territory. In March 1994, MCI also announced its intention to acquire a substantial interest in Nextel Communications Inc. (formerly Fleet Call Inc.), and to integrate Nextel's wireless local service network with MCI's long distance network in at least 10 major markets, one or more of which might be in the Territory.

  The entry of these and other local exchange service competitors will almost certainly reduce the local exchange service revenues of the Network Services Companies, at least in the market segments and geographical areas in which the competitors operate. Depending on such competitors' success in marketing their services, and the conditions of interconnection established by the regulatory commissions, these reductions could be significant. These revenue reductions may be offset to some extent by revenues from interconnection charges to be paid to the Network Services Companies by these competitors.

  The Network Services Companies seek to meet such competition by establishing and/or maintaining competitive cost-based prices for local exchange services (to the extent the FCC and state regulatory authorities permit the Network Services Companies' prices to move toward costs), by keeping service quality high and by effectively implementing advances in technology. See "Communications and Related Services - The Network Services Companies - FCC Regulation and Interstate Rates - Interstate Access Charges" and "- FCC Access Charge Pooling Arrangements".

  Personal Communications Services

  Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Network Services Companies and to Bell Atlantic's cellular communications companies. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies, including the Company's cellular telecommunications subsidiaries (collectively, "Bell Atlantic Mobile").

  In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as the Company, are eligible to bid for PCS licenses, except that cellular carriers such as the Company are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994 or in early 1995.

  In December 1993, the FCC awarded pioneer's preference PCS licenses to, among other entities, American Personal Communications ("APC"), which is owned in part by The Washington Post Company, and Omnipoint Communications, Inc. ("Omnipoint"). APC's license authorizes it to provide PCS service in competition with the local exchange services of the Network Services Companies in all or large portions of Pennsylvania, the District of Columbia, Maryland, Virginia and West Virginia. APC has announced its intention to build out an operational system by the first quarter of 1995. Omnipoint's license authorizes it to provide service in the New York metropolitan area, which includes the northern New Jersey areas served by the Company.

  If implemented, PCS and other similar services would compete with services currently offered by the Company, and could result in losses of revenues, although the Company may be able to derive new revenues if it obtains authorization to provide PCS or similar new services.

  Centrex

  The Network Services Companies offer Centrex service, which is a telephone company central office-based communications system for business, government and other institutional customers consisting of a variety of integrated software-based features located in a centralized switch or switches and extended to the customer's premises primarily via local distribution facilities. In the provision of Centrex, the Network Services Companies are subject to significant competition from the providers of CPE systems, such as private branch exchanges ("PBXs"), which perform similar functions with less use of the Network Services Companies' switching facilities.

  Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. Some of the state regulatory commissions having jurisdiction over the Network Services Companies have approved Centrex tariff revisions designed to offset the effects of such higher Subscriber Line Charges and to provide for stability of Centrex rates. The MPSC established a proceeding to consider the tariff for Centrex Extend service (multi-location Centrex intercom service for a closed end user group of a single Centrex customer), which Bell Atlantic - Maryland began offering in August 1993. A decision on the appropriateness of this tariff is expected this year. In Virginia and West Virginia, the intercom portion of Centrex service has been detariffed.

  IntraLATA Toll Competition

  The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Network Services Companies is subject to state regulation. Such competition is permitted in Pennsylvania, Delaware, Maryland and West Virginia; in addition, in Delaware, the DPSC has initiated a proceeding to determine whether to require presubscription and dialing parity ("1+ dialing") for intraLATA toll competitors of Bell Atlantic - Delaware. Intrastate intraLATA competition has not been permitted in New Jersey, but the NJBRC has initiated a proceeding in response to petitions filed by interexchange carriers to consider whether and on what terms to permit intraLATA competition. The issue is inapplicable to Washington, D.C. since intraLATA toll service is not offered within the District of Columbia. The VSCC has instituted a proceeding to consider whether, and on what terms, to permit intraLATA competition in Virginia.

  Directories

  The Network Services Companies continue to face significant competition from other providers of directories as well as competition from other advertising media. In particular, the former sales representative of the Network Services Companies (other than Bell Atlantic - New Jersey) publishes directories in competition with those published by the Network Services Companies in New Jersey, Pennsylvania, Delaware and the Washington, D.C. and Baltimore metropolitan areas.

  Public Telephone Services

  The Company faces increasing competition in the provision of pay telephone services from other pay telephone service providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

  Operator Services

  Alternative operator services providers have entered into competition with the Company's operator services product line.

                   Other Communications and Related Services

Domestic Wireless Communications

  Bell Atlantic Mobile provides cellular telecommunications service in certain portions of the Network Services Companies' Territory and in other parts of the United States. These entities market cellular telecommunications service and related equipment directly to consumers, wholesale such service to businesses which resell the service to consumers, and authorize agents to sell such service to consumers. They also resell paging service in some locations. On April 30, 1992, the Company acquired Metro Mobile CTS, Inc., then the second-largest independent provider of cellular telecommunications service in the United States.

  Cellular telecommunications service is subject to FCC regulation and licensing requirements. Some states also regulate the service. To assure competition, the FCC awarded two competitive licenses in each market. Many such competing cellular providers are substantial businesses with experience in broadcasting, telecommunications, cable television and radio common carrier services. Competition is based on the price of cellular service, the quality of the service and the size of the geographic area served. The FCC is in the process of authorizing additional providers of mobile services which will likely provide competition to existing cellular carriers. See "Communications and Related Services - The Network Services Companies - Competition - Personal Communications Services".

   Bell Atlantic Mobile has established cellular telecommunications service in the standard metropolitan statistical areas ("SMSAs") for Washington, D.C.; Wilmington, Delaware; Baltimore, Maryland; Allentown, Philadelphia, Pittsburgh and Reading, Pennsylvania; Trenton, Vineland and Atlantic City, New Jersey; Phoenix and Tucson, Arizona; Bridgeport, Hartford, New Haven, and New London, Connecticut; New Bedford, Pittsfield and Springfield, Massachusetts; Albuquerque and Las Cruces, New Mexico; Charlotte and Hickory, North Carolina; Providence, Rhode Island; Anderson, Columbia and Greenville, South Carolina; and El Paso, Texas.

  Bell Atlantic Mobile also has established service in the rural service areas of Kent (Dover), Delaware; Kent (Eastern Shore) and Frederick, Maryland; Ocean, Sussex and Hunterdon, New Jersey; Greene, Jefferson, Huntingdon, Lawrence and McKean, Pennsylvania; Madison, Caroline, Frederick (Fauquier) and Lee, Virginia; Wetzel and Mason, West Virginia; Windham, Connecticut; Cabarrus and Anson, North Carolina; Newport, Rhode Island; Cherokee, Lancaster and Oconee, South Carolina; and Gila, Arizona.

  Bell Atlantic Mobile also owns a significant minority interest in a partnership providing cellular telecommunications service in the New York City metropolitan area and the adjoining SMSAs of New Brunswick and Long Branch, New Jersey. Under reciprocal agreements between Bell Atlantic Mobile and certain other providers of cellular telecommunications service, the customers of Bell Atlantic Mobile may use the services of those other providers in areas where Bell Atlantic Mobile is not licensed to provide service.

  Bell Atlantic Paging, Inc. markets paging services in portions of the Network Services Companies' Territory.

International

  Bell Atlantic International, Inc. and its subsidiaries ("International") serve as the Company's principal vehicle for new business development outside the United States. International provides telecommunications consulting and software systems integration services to telecommunications authorities in several countries, and has entered into business development agreements with various governmental authorities.

  In September 1990, wholly-owned New Zealand subsidiaries of International and Ameritech Corporation ("Ameritech") each purchased approximately 49% of the common shares of Telecom Corporation of New Zealand Limited ("TCNZ") for a purchase price of approximately $2.4 billion. Under the terms of the acquisition and subsequent agreements with the New Zealand government, International and Ameritech were required to sell equity interests in TCNZ such that their combined ownership would, within four years of the acquisition, be reduced to 49.9%. In furtherance of that requirement, International and Ameritech in 1991 sold a portion of their equity shares in TCNZ in a worldwide public offering, thereby reducing their combined ownership in TCNZ to approximately 68%. In March 1993 and September 1993, International privately sold an aggregate of 9.8% of TCNZ, reducing its ownership interest in TCNZ to approximately 24.8%, and, together with private sales by Ameritech, completing its sell-down obligations.

  International is also a shareholder in joint ventures, begun in November 1990, with a subsidiary of U S WEST, INC. and the telecommunications administrations of The Czech Republic and The Slovak Republic, to build and operate cellular and packet data networks in these republics. The cellular telecommunications system currently provides service to the public in, among other cities, Prague, Bratislava and Brno.

  In May 1991, International acquired, through a joint venture, approximately a 12.5% interest in Sky Network Television Limited, a provider of subscription television services in New Zealand.

  International, through a joint venture established in December 1992 with Societa Finanziaria Telefonica p.a. and Societa Italiana per L'Esercizio delle Telecomunicazioni p.a., develops operations support systems for telecommunications providers worldwide.

  In November 1993, International acquired for $520 million approximately 23% of the equity ownership interest in Grupo Iusacell, S.A. de C.V. ("Iusacell"), the second largest telecommunications company in Mexico and the primary business of which is the provision of cellular telephone service. Under the acquisition agreement, and provided certain conditions are met, International is obligated to purchase additional shares of Iusacell's capital stock representing 17%-23% of Iusacell's total outstanding shares of capital stock for up to an additional $520 million.

  In March 1994, a consortium in which International has the second largest interest (approximately 11.5%), was awarded the second cellular license for Italy.

Business Systems Companies

  Bell Atlantic Business Systems Services, Inc. ("Business Systems Services"), which was formerly known as Sorbus Inc., is a computer services company which provides hardware and software maintenance, network support, disaster recovery and other services for more than 5,000 makes and models of computer equipment and associated peripherals. Business Systems Services provides service to more than 60,000 customer sites from over 200 locations in the United States and Canada. Business Systems Services' major competitors are computer equipment manufacturers which offer to service the equipment they sell as well as other vendors of computer maintenance and service. In some cases, Business Systems Services is dependent on computer manufacturers and distributors for spare parts necessary for the products it services.

  The Bell Atlantic Computer Technology Services Division of Business Systems Services provides parts repair and sales and refurbishment services for International Business Machines Corporation, Digital Equipment Corporation, Sun Microsystems, Inc. and other computer manufacturers' equipment to end users, manufacturers and service companies throughout the world.

  Bell Atlantic Business Systems International, Inc. provides computer maintenance and other end user computer services in the United Kingdom, France, Italy, Germany, Switzerland, Austria, The Netherlands and Finland through companies which are owned jointly with International Computers Limited. Business Systems International provides computer services in Australia and New Zealand through a partnership with Fujitsu Australia Limited.

Other

  Bell Atlantic TeleProducts Corp. sells CPE to residential, work-at-home and small business customers and Integrated Services Digital Network CPE to a variety of business customers.

  Bell Atlantic Professional Services, Inc. recruits and contracts out temporary professional services and provides training services to suppliers and end users of computers and communications equipment.

  During 1993 the Company began to exit the customized software and systems businesses operated by subsidiaries of The Bell Atlantic Systems Group, Inc. The Company has sold the stock or substantially all the assets of Bell Atlantic Utilities Systems, Inc., Bell Atlantic Public Sector Systems, Inc. and Bell Atlantic Integrated Systems, Inc., and is pursuing the sale of Bell Atlantic Healthcare Systems, Inc. The Company continues to operate the operations support systems software business of Bell Atlantic Telecommunications Systems, Inc. as a subsidiary of International and the network integration business of Bell Atlantic Integrated Systems, Inc. through the Large Business Services
LOB.

                 FINANCIAL, REAL ESTATE, AND OTHER SERVICES

  The Financial, Real Estate, and Other Services segment comprises Bell Atlantic Capital Corporation ("Capital Corporation") and its subsidiaries, Bell Atlantic Properties, Inc. ("Properties") and its subsidiaries, and Vision Energy Resources, Inc. ("Vision Energy") and its subsidiaries. In line with its continuing de-emphasis of financial services businesses over the past several years and its intensified focus on core communications businesses, the Company announced in October 1993 that it had begun evaluating possible strategies for exiting its financial services businesses.

  Capital Corporation's wholly-owned subsidiary, Bell Atlantic TriCon Leasing Corporation ("TriCon"), engages in leasing of office, medical and other equipment sold by many vendors and also provides other types of financing. In addition, TriCon provides leasing of CPE to customers of other Bell Atlantic companies, and engages in a number of large leveraged leasing transactions. In March 1994, the Company announced an agreement to sell substantially all of Tricon's assets (other than its leveraged lease and project finance portfolios) to GFC Financial Corporation. This sale is expected to close in the second quarter of 1994, subject to the receipt of regulatory approvals.

  In 1992, Capital Corporation entered into a joint venture agreement with PacifiCorp Financial Services, Inc. ("PFS") with respect to both companies' computer leasing businesses. Prior to the formation of the joint venture, Capital Corporation's computer leasing business was operated by its subsidiary, Bell Atlantic Systems Leasing International, Inc. ("BASLI"). Under the joint venture, Capital Corporation and PFS established Pacific Atlantic Systems Leasing, Inc. ("PASLI"), 50% owned by each of the companies, which both companies use as their principal vehicle for domestic operating leases of computer equipment. Most of BASLI's employees have become employees of PASLI, and PASLI is responsible for the day-to-day management of BASLI's domestic computer leasing portfolio.

  The equipment financing market is highly competitive. Equipment financing companies must compete with substantial leasing companies which are affiliated with major equipment suppliers, and with other well established leasing companies, banks and other financial institutions.

  Properties invests in and manages commercial real estate properties.

  The Vision Energy companies are engaged in the sale and distribution of liquefied petroleum gas primarily in the midwestern United States and Florida.

                      CERTAIN CONTRACTS AND RELATIONSHIPS

  Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided on behalf of the Network Services Companies on a centralized basis by Bell Atlantic's wholly-owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the Network Services Companies.

  Certain corporate services also are provided to other subsidiaries on a centralized basis by NSI. Bell Atlantic Financial Services, Inc. provides short-, medium- and long-term financing services and cash management services to subsidiaries of the Company other than the Network Services Companies.

  The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore furnishes the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that can be provided more effectively on a centralized basis. Bellcore is the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. It also helps to mobilize the combined resources of the RHCs in times of natural disasters.

                               EMPLOYEE RELATIONS

  As of December 31, 1993, the Company and its subsidiaries employed approximately 73,600 persons, which represents approximately a three percent increase from the number of employees at December 31, 1992. This overall net increase reflects growth in certain non-Network Services Companies subsidiaries, the acquisition in 1993 of two companies which provide advertising and marketing services through the Directory Services LOB, and the hiring of some associates by the Network Services Companies to meet service requirements.

  Approximately 65% of the employees of the Company and its subsidiaries are represented by unions. Of those so represented, approximately 80% are represented by the Communications Workers of America, and approximately 20% are represented by the International Brotherhood of Electrical Workers, which are both affiliated with the American Federation of Labor - Congress of Industrial Organizations.

  Under the terms of the three-year contracts ratified in October 1992 by unions representing associate employees of the Network Services Companies and NSI, represented associates received a base wage increase of 3.74% in August 1993. Under the same contracts, associates received a Corporate Profit Sharing payment of $495 per person in 1994 based upon the Company's 1993 financial performance.

Item 2. Properties

  The principal properties of the Company do not lend themselves to simple description by character and location. At December 31, 1993, the Company's investment in plant, property and equipment consisted of the following:

     Communications and Related Services:
          Connecting lines...............                          38%
          Central office equipment.......                          37
          Land and buildings.............                           7
          Telephone instruments and related
                 equipment...............                           2
          Other..........................                          14
     Financial, Real Estate, and Other Services                     2
                                                                  ---
                                                                  100%
                                                                  ===

  "Connecting lines" consists primarily of aerial cable, underground cable, poles, conduit and wiring. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Telephone instruments and related equipment" consists primarily of public telephone instruments and telephone equipment (including
PBXs) used by the Network Services Companies in their operations. "Other" property consists primarily of furniture, office equipment, vehicles and other work equipment, and plant under construction of the Network Services Companies, as well as the property of the Other Communications and Related Services companies. Financial, Real Estate, and Other Services property consists mainly of land and buildings owned by BAP. Not included in the above properties is $199.3 million of equipment under operating leases, net of accumulated depreciation of $652.4 million, owned primarily by TriCon and BASLI at December 31, 1993. Additional information with respect to the Company's plant, property and equipment is set forth in Schedule V on page F-4 of this report.

  The Company's central offices are served by various types of switching equipment. At December 31, 1993 and 1992, the number of local exchanges served and the percent of subscriber lines served by each type of equipment were as follows:

                                 1993                         1992
                        ---------------------------  ---------------------------
                        # of Local  % of Subscriber  # of Local  % of Subscriber
                        Exchanges    Lines Served    Exchanges    Lines Served
                        ---------   ---------------  ----------  ---------------

       Digital.....       2,755         62.9           2,587          59.0
       Analog......       1,419         37.0           1,499          40.8
       Other.......           8          0.1              10           0.2
                          -----         ----           -----          ----
                          4,182          100           4,096           100
                          =====         ====           =====          ====


Item 3.  Legal Proceedings


Pre-Divestiture Contingent Liabilities and Litigation

  The Plan provides for the recognition and payment by AT&T and the former BOCs (including the Network Services Companies) of liabilities that are attributable to pre-Divestiture events but do not become certain until after Divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Except to the extent that affected parties otherwise agree, contingent liabilities that are attributable to pre-Divestiture events are shared by AT&T and the BOCs in accordance with formulas prescribed by the Plan, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. Each company's allocable share of liability under these formulas depends on several factors, including the type of contingent liability involved and each company's relative net investment as of the effective date of Divestiture. Under the formula generally applicable to most of the categories of these contingent liabilities, the Network Services Companies' aggregate allocable share of liability is approximately 10.2%.

  AT&T and various of its subsidiaries and the BOCs (including in some cases one or more of the Network Services Companies) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.

  While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the financial position of the Company.

Other Pending Cases

  (1) On April 12, 1990, a letter was submitted to the Company's Board of Directors by a law firm, purportedly on behalf of a shareowner of the Company, requesting that the Company commence action against any present or former director, officer or employee of the Company or any of its subsidiaries who might be found to have violated any duty to the Company in connection with (i) certain litigation involving Bell Atlantic - Pennsylvania and (ii) a temporary suspension of the Company and Bell Atlantic - Washington, D.C. from eligibility for future federal government contracts (the "Treasury suspension"). As previously reported by the Company in its Quarterly Reports on Form 10-Q for the quarters ended March 31 and September 30, 1990 and its Annual Reports on Form 10-K for the years ended December 31, 1990 and 1991, the Bell Atlantic - Pennsylvania litigation involved allegations that this subsidiary had engaged in improper practices while selling certain optional services, and resulted in a settlement pursuant to which Bell Atlantic - Pennsylvania made payments and refunds aggregating approximately $42 million; the Treasury suspension involved allegations that the Company and Bell Atlantic - Washington, D.C. had misrepresented certain facts in connection with a bid for a particular government contract, and was terminated approximately one month later after the Company agreed to re-emphasize to employees the need to verify information provided to the government, including information supplied to the Company by sub-contractors.

   In response to the demand letter (a similar letter, purportedly on behalf of a different shareowner, was received shortly thereafter), the Board of Directors of the Company (the "Board) on April 24, 1990 appointed a committee of three outside directors (James H. Gilliam, Jr. (Chairman), William G. Copeland and John F. Maypole) to investigate these matters and present its recommendation to the Board (the "Special Committee").

  On May 11, 1990, the Company was served with a complaint filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, naming certain then-current directors and officers as defendants in a shareholder derivative suit. The complaint alleged that the defendants had breached their fiduciary duties to the Company and its shareowners by failing to implement and enforce adequate safeguards to prevent the activities which resulted in the Bell Atlantic - Pennsylvania litigation and the Treasury suspension referred to above. The Company is not a defendant in this litigation.

  The Special Committee retained independent outside counsel and conducted a five-month investigation. After completion of its investigation, the Special Committee concluded that it would not be in the best interest of the Company and its shareowners to assert claims or take any other action against any director or officer of the Company or any of its subsidiaries with respect to either the Bell Atlantic - Pennsylvania litigation or the Treasury suspension.
Accordingly, the Special Committee recommended that the Board reject the demands expressed in the shareowner letters, and the Board on October 23, 1990 adopted this recommendation. Counsel for each of the demanding shareowners was advised of the Board's determination.

  The defendants' motion to dismiss the Court of Common Pleas litigation on jurisdictional grounds was denied and, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, in September 1991 the Pennsylvania Supreme Court refused to hear the defendants' appeal of the trial court's denial of their motion to dismiss the Court of Common Pleas litigation.

  A related case filed in the United States District Court for the Eastern District of Pennsylvania was settled and is discussed below under "Prior Cases."

  (2) In its Annual Reports on Form 10-K for the years ended December 31, 1990 and 1991, the Company reported that in January 1991, the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in several identical class action complaints. These complaints, which have been consolidated in a single proceeding in the United States District Court for the Eastern District of Pennsylvania and have subsequently been amended, allege that, during a class period from June 14, 1990 through January 22, 1991, the plaintiffs purchased shares of Bell Atlantic stock at inflated prices as a result of the defendants' alleged failure to disclose material information regarding certain aspects of the Company's financial performance and prospects. The trial court's earlier decision granting defendants' motion to dismiss this action has been reversed by the United States Court of Appeals for the Third Circuit upon appeal by the plaintiffs. Discovery in this action is in progress.

  While complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of the foregoing actions would not be material in amount to the financial position of the Company.

Prior Cases

  On June 19, 1991, the Company was served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania naming all of the then-current directors of the Company and one former officer as defendants in a shareowner class action and derivative suit. This lawsuit made allegations very similar to the Court of Common Pleas suit referenced above in "Other Pending Cases" with respect to the Bell Atlantic - Pennsylvania litigation and Treasury suspension matters and, in addition, alleged that the Company violated federal proxy rules and regulations and its duty of candor under state law by failing to disclose, in its 1987-1991 proxy materials, information about the Bell Atlantic - Pennsylvania litigation, the Treasury suspension, the appointment of the Special Committee and the Court of Common Pleas litigation referenced above.

  On March 25, 1992, the parties to the federal court action reached an agreement to settle that action, subject to court approval after notice to the Company's shareowners, without the payment of any damages but subject to payment of the plaintiffs' attorneys fees up to $450,000. In June 1992, this settlement agreement was approved by the United States District Court for the Eastern District of Pennsylvania. A single shareowner, who is also the plaintiff in the related Court of Common Pleas litigation, filed an appeal with the United States Court of Appeals for the Third Circuit challenging the approval of the settlement agreement by the lower court. On August 18, 1993, the Third
Circuit affirmed the lower court approval of the settlement agreement. After expiration of the time in which to file an appeal of the Third Circuit affirmation, the Company paid the plaintiffs' attorneys fees stipulated by the settlement agreement and the federal court action was dismissed.



Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the Company's executive officers.

                                                                                          Held
        Name                  Age                      Office                             Since
        ----                  ---                      ------                             -----
Raymond W. Smith...........   56  Chairman of the Board and Chief Executive Officer        1989
James G. Cullen............   51  President                                                1993
William O. Albertini.......   50  Vice President and Chief Financial Officer               1991
Joseph T. Ambrozy..........   54  Vice President - Strategic Planning                      1992
Lawrence T. Babbio, Jr.....   49  Chairman, President and Chief Executive Officer,         1991
                                        Bell Atlantic Enterprises International, Inc.
P. Alan Bulliner...........   50  Vice President - Corporate Secretary and Counsel         1992
Barbara L. Connor..........   43  Vice President - Finance and Controller and Treasurer    1993
Charles W. Crist...........   50  Vice President - Human Resources                         1990
John F. Gamba..............   55  Group President, Network Technologies and Systems,       1993
                                        Bell Atlantic Network Services, Inc.
Bruce S. Gordon............   48  Group President - Consumer and Small Business Services,  1993
                                        Bell Atlantic Network Services, Inc.
Stuart C. Johnson..........   51  Group President, Large Business and Information          1993
                                        Services, Bell Atlantic Network Services, Inc.
Brian J. Kelly.............   59  Group President, Network Operations,                     1993
                                        Bell Atlantic Network Services, Inc.
Robert M. Valentini........   50  President and Chief Executive Officer, Bell Atlantic -   1988
                                        Pennsylvania, Inc.
James R. Young.............   42  Vice President and General Counsel                       1992

  Prior to serving as an executive officer of the Company, each of the above officers, with the exception of Mr. Johnson, has held high level managerial positions with the Company or one of its subsidiaries for at least five years. From 1987 until joining the Company in 1992, Mr. Johnson served as President, GTE-Contel Federal Sector for GTE Corporation.

  Mr. Kelly is retiring on April 7, 1994.

  Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors of the Company.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The principal market for trading in the common stock of Bell Atlantic Corporation is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1993, there were 1,026,371 shareowners of record.

  High and low stock prices, as reported on the New York Stock Exchange Composite Transactions, and dividend data are as follows:

                                                 Market Price     Cash
                                               ----------------   Dividends
                                                High      Low     Declared
                                               -------  -------  --------
1993:   First Quarter.......................   $56 3/4  $49 5/8     $.67
        Second Quarter......................    59 1/8   50 3/4      .67
        Third Quarter.......................    64 7/8   55 5/8      .67
        Fourth Quarter......................    69 1/8   57          .67

1992:   First Quarter.......................    49       41 1/4      .65
        Second Quarter......................    45       40 1/4      .65
        Third Quarter.......................    49 3/4   44 1/4      .65
        Fourth Quarter......................    53 7/8   44 1/2      .65


Item 6. Selected Financial Data

  The Selected Financial and Operating Data on page 6 of the Company's 1993 Annual Report to Shareowners is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 7 through 12 of the Company's 1993 Annual Report to Shareowners is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

  The Report of Independent Accountants, Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 14 through 39 of the Company's 1993 Annual Report to Shareowners are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.
                                    PART III

Item 10. Directors and Executive Officers of Registrant

  For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 1 through 5 of the Proxy Statement for the Company's 1994 Annual Meeting of Shareowners, which is incorporated herein by reference.

Item 11. Executive Compensation

  For information with respect to executive compensation, see "Executive Compensation" on pages 9 through 14, "Stock Performance Graphs" on page 16, and "Employment Agreements" on page 17 of the Proxy Statement for the Company's 1994 Annual Meeting of Shareowners, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  For information with respect to the security ownership of the Directors and Executive Officers of the Company, see "Ownership of Bell Atlantic Common Stock" on page 15 of the Proxy Statement for the Company's 1994 Annual Meeting of Shareowners, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

          (1)  Financial Statements

               See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

          (2)  Financial Statement Schedules

               See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

          (3)  Exhibits

  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number
- --------------

     3a Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"), dated October 7, 1983. (Exhibit 3a to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)

     3b Certificate of Amendment of Certificate of Incorporation of Bell Atlantic, dated May 9, 1986 and filed May 16, 1986. (Exhibit 3b to Form SE dated March 27, 1987, File No. 1-8606.)

     3c Certificate of Amendment of Certificate of Incorporation of Bell Atlantic, dated May 6, 1987 and filed May 8, 1987. (Exhibit 3c to Form SE dated March 28, 1988, File No. 1-8606.)

     3d Certificate of Amendment of Certificate of Incorporation of Bell Atlantic, dated May 10, 1990 and filed June 29, 1990. (Exhibit 3d to Form SE dated March 28, 1991, File No. 1-8606.)

     3e By-Laws of Bell Atlantic, as amended through June 23, 1992. (Exhibit 3e to Form SE dated March 29, 1993, File No. 1-8606.)

     4 No instrument which defines the rights of holders of long and intermediate term debt, of the Company and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number
- --------------

     10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic, the Network Services Companies, and certain other parties, dated as of November 1, 1983.

          10a(i) Agreement Concerning Allocation of Contingent Liabilities between AT&T and Bell Atlantic, dated as of January 28, 1985. (Exhibit 10h(i) to Form SE filed on March 28, 1985, File No. 1-8606.)

     10b Agreement among Bell Atlantic Network Services, Inc. (formerly named Bell Atlantic Management Services, Inc.) and the Network Services Companies, dated November 7, 1983.

     10c Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10c to Form SE dated March 29, 1993, File No. 1-8606.)*

     10d Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986, File No. 1-8606.)*

          10d(i) Resolutions amending the Plan, effective as of January 1, 1989.
                 (Exhibit 10d to Form SE dated  March 29, 1989, File No.
                 1-8606.)*

     10e Bell Atlantic Senior Management Transfer Program. (Exhibit 10ee to 1983 Form 10-K, File No. 1-8606.)*

          10e(i) Resolutions terminating the Program for transfers on or after November 1, 1992. (Exhibit 10e to Form SE dated March 29, 1993, File No. 1-8606.)*

     10f Bell Atlantic Personal Financial Services Program for Senior and Executive Managers and Key Employees, effective as of July 1, 1990, as amended. (Exhibit 10f to Form SE dated March 28, 1991, File No. 1-8606.)*

     10g Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 1993. (Exhibit 10g to Form SE dated March 29, 1993, File No. 1-8606.)*

     10h Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

     10i Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

     10j Article V from Bell Atlantic Management Pension Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10j to Form SE dated March 26, 1992, File No. 1-8606.)*

Exhibit Number
- --------------

     10k Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10k to Form SE dated March 29, 1993, File No. 1-8606)*

          10k(i) Resolutions amending the Bell Atlantic Senior Management
                 Retirement Income Plan effective as of December 31, 1993.*

     10l Bell Atlantic Deferred Compensation Plan (formerly the Bell Atlantic Senior Management Incentive Award Deferral Plan), as amended and restated effective as of January 1, 1993. (Exhibit 10l to Form SE dated March 29, 1993, File No. 1-8606)*

          10l(i) Resolutions amending the Bell Atlantic Deferred Compensation
                 Plan, effective October 25, 1993.*

     10m Bell Atlantic Stock Incentive Plan, consisting of (1) The Bell Atlantic 1985 Performance Share Plan as amended and restated effective as of January 1, 1993 and (2) The Bell Atlantic 1985 Incentive Stock Option Plan as amended and restated effective as of January 1, 1993. (Exhibit 10m to Form SE dated March 29, 1993, File No. 1-8606)*

          10m(i) Resolutions amending The Bell Atlantic 1985 Incentive Stock Option Plan, subject to the approval of the shareowners of the Company.*

     10n Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1993. (Exhibit 10n to Form SE dated March 29, 1993, File No. 1-8606)*

     10o Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1993. (Exhibit 10o to Form SE dated March 29, 1993, File No. 1-8606)*

     10p Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606)*

          10p(i) Resolutions amending and partially terminating the Program.
                 (Exhibit 10p to Form SE dated March 29, 1993, File No. 1-8606)*

     10q Employment Agreement dated January 24, 1994 between the Company and William O. Albertini.*

     10r Employment Agreement dated January 24, 1994 among the Company, Bell Atlantic Enterprises International, Inc. and Lawrence T. Babbio, Jr.*

     10s Resolution dated January 24, 1994 granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depositary Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V.*

Exhibit Number
- --------------

     10t Employment Agreement dated January 24, 1994 between the Company and James G. Cullen.*

     10u Non-Compete and Proprietary Information Agreement dated August 10, 1993 between the Company and James G. Cullen.*

     10v Employment Agreement dated January 24, 1994 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson.*

     10w Non-Compete and Proprietary Information Agreement dated August 9, 1993 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson.*

     10x Employment Agreement dated January 24, 1994 between the Company and James R. Young.*

     11   Computation of Earnings Per Common Share.

     12   Computation of Ratio of Earnings to Fixed Charges.

     13 1993 Annual Report to Shareowners (for the fiscal year ended December 31, 1993). Except for the portions of such Annual Report which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K .

     21   List of subsidiaries of Bell Atlantic.

     23   Consent of Coopers & Lybrand.

     24   Powers of attorney.

     99a Annual report on Form 11-K for the Bell Atlantic Savings Plan for Salaried Employees for the year ended December 31, 1993. (To be filed by amendment.)

     99b Annual report on Form 11-K for the Bell Atlantic Savings and Security Plan (Non-Salaried Employees) for the year ended December 31, 1993. (To be filed by amendment.)


____________

* Indicates management contract or compensatory plan or arrangement.

  Shareowners may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Corporate Secretary, Bell Atlantic Corporation, 1717 Arch Street, Philadelphia, Pennsylvania 19103.

(b) Current Reports on Form 8-K filed during the quarter ended December 31,
1993:

  A Current Report on Form 8-K, dated October 11, 1993, was filed reporting on
Item 5 (Other Events) that the Company had formed a strategic partnership with Grupo Iusacell, S.A. de C.V.

  A Current Report on Form 8-K, dated October 12, 1993, was filed reporting on
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that the Company, Tele-Communications, Inc. (TCI), and Liberty Media Corporation (Liberty) had entered into a letter of intent which sets forth the terms and conditions upon which the parties proposed to negotiate a combination of TCI and Liberty into the Company pursuant to a series of transactions.

  A Current Report on Form 8-K, dated October 19, 1993, was filed regarding the Company's third quarter 1993 financial results. This report contained unaudited condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1993 and 1992.

  A Current Report on Form 8-K, dated December 15, 1993, was filed reporting on
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) regarding an amendment to the letter of intent among the Company, TCI, and Liberty.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BELL ATLANTIC CORPORATION



                                    By    /s/ William O. Albertini
                                       -----------------------------
                                         William O. Albertini
                                         Vice President and
                                         Chief Financial Officer

March 29, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:                        +++++++
Raymond W. Smith             Chairman of the Board        +
                             and Chief Executive Officer  +
                                                          +
Principal Financial Officer:                              +
William O. Albertini         Vice President and           +
                             Chief Financial Officer      +
                                                          +
Principal Accounting Officer:                             +
Barbara L. Connor            Vice President - Finance     +
                             and Controller and Treasurer +
                                                          +++++
                                                          +
                                                          +  By  /s/ William O. Albertini
                                                          +     -------------------------
Directors:                                                +          William O. Albertini
William W. Adams                                          +          (individually and as
Thomas E. Bolger                                          +          attorney-in-fact)
Frank C. Carlucci                                         +          March 29, 1994
William G. Copeland                                       +
James H. Gilliam, Jr.                                     +
Thomas H. Kean                                            +
John C. Marous, Jr.                                       +
John F. Maypole                                           +
Thomas H. O'Brien                                         +
Rozanne L. Ridgway                                        +
Raymond W. Smith                                          +
Shirley Young                                             +
                                                    +++++++

                           BELL ATLANTIC CORPORATION

        Index to Financial Statements and Financial Statement Schedules

                                                                 Page Number
                                                             -------------------
                                                                      Annual
                                                             Form     Report
                                                             10-K  to Shareowners
                                                             -----  --------------
Report of Independent Accountants....................         F-2        14
Consolidated Statements of Income-For the years ended
  December 31, 1993, 1992 and 1991....................          --       15
Consolidated Balance Sheets-December 31, 1993 and 1992          --       16
Consolidated Statements of Cash Flows-For the years ended
  December 31, 1993, 1992 and 1991...................           --       17
Notes to Consolidated Financial Statements...........           --    18-39
Schedule II-Amounts Receivable from Related Parties and
  Underwriters, Promotors, and Employees Other Than
  Related Parties - For the years ended December 31, 1993,
  1992 and 1991......................................         F-3        --
Schedule V-Consolidated Plant, Property and Equipment-
  For the years ended December 31, 1993, 1992 and 1991        F-4        --
Schedule VI-Accumulated Depreciation-For the years
  ended December 31, 1993, 1992 and 1991.............         F-8        --
Schedule VIII-Valuation and Qualifying Accounts-For the
  years ended December 31, 1993, 1992 and 1991.......         F-9        --
Schedule IX-Short-Term Borrowings-For the years
  ended December 31, 1993, 1992 and 1991.............         F-10       --
Schedule X-Supplementary Income Statement Information-
  For the years ended December 31, 1993, 1992 and 1991        F-11       --

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and the notes thereto, or because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Bell Atlantic Corporation

  Our report on the consolidated financial statements of Bell Atlantic Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 14 of the 1993 Annual Report to shareowners of Bell Atlantic Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                      /s/ COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 7, 1994

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
             For the Years Ended December 31, 1993, 1992, and 1991
                             (Dollars in Thousands)

                                                           Deductions                   Balance at
                     Balance at                  --------------------------------     End of Period
                     Beginning of                 Amounts      Amounts              ------------------
Name of Debtor         Period        Additions   Collected    Written Off   Other   Current Noncurrent
- -------------        ------------    ---------   ----------   -----------   -----   ------- ----------
Year 1993
 L. Kasarjian, Jr.
    (a)(b)..........  $  177         $ ---       $  ---         $  ---     $ 177(e)    $  ---  $  ---
 T. Ryan (a)(c).....     177           ---          ---            ---       177(e)       ---     ---
Year 1992
 L. Kasarjian, Jr.
    (a)(b)..........     831           ---          504            ---       150(f)       177     ---
 T. Ryan (a)(c).....     831           ---          504            ---       150(f)       177     ---
 O. Swanky (a)......   1,940           ---        1,940            ---       ---          ---     ---
 P. Kelley (d)......     376           ---          376            ---       ---          ---     ---
Year 1991
 L. Kasarjian, Jr.
    (a).............   1,058            77          304            ---       ---          831     ---
 T. Ryan (a)........   1,058            77          304            ---       ---          831     ---
 O. Swanky (a)......   2,468           180          708            ---       ---        1,940     ---
 P. Kelley (d)......     376           ---          ---            ---       ---          376     ---
- -----------

(a) Loans made in connection with the 1986 acquisition of Greyhound Capital Corporation, used for the employee's purchase of venture capital assets from Greyhound Corporation and continued portfolio management.
(b) In February 1992, the term of this loan was extended to February 28, 1995. The loan bears interest at 7% per annum and is collateralized by certain securities, as well as by certain payments owed to the debtor by the Company.
(c) In March 1992, the term of this loan was extended to February 28, 1995. The loan bears interest at 7% per annum and is collateralized by certain securities, as well as by certain payments owed to the debtor by the Company.
(d)  Note payable on demand, bearing interest at 8%.
(e) During 1993, the loan was transferred to a 50%-owned joint venture and was collected in full.
(f) Amounts settled in consideration of individuals foregoing entitlements to future long-term contingent compensation.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

            SCHEDULE V - CONSOLIDATED PLANT, PROPERTY AND EQUIPMENT
                      For the Year Ended December 31, 1993

                             (Dollars in Millions)

                                               Balance at   Additions     Retire-                 Balance
                                               Beginning    at Cost-      ments-        Other     at End
        Classification                         of Period    Note(a)       Note(b)       Changes   of Period
        --------------                         ---------    ---------     -------       -------   ---------
 Communications and Related Services:
 Network Services
  Land.......................................  $   138.8   $    2.6      $     .3       $ (.3)  $   140.8
  Buildings..................................    2,178.9       78.3          22.3          --     2,234.9
  Central Office Equipment...................   11,498.4    1,128.9         717.2        (4.5)   11,905.6
  Telephone Instruments and
    Related Equipment........................      511.1       62.8          14.5         3.4       562.8
  Poles......................................      674.7       26.9           8.9          --       692.7
  Cable and Wiring...........................    9,305.6      484.3         137.3          --     9,652.6
  Conduit....................................    1,904.1       81.5           2.8          --     1,982.8
  Office Equipment and
    Furniture................................    1,780.3      233.5         198.5        (2.5)    1,812.8
  Vehicles and Other Work
    Equipment................................      622.8       40.0          56.5          --       606.3
  Capital Leases and Leasehold
    Improvements.............................      354.4       19.3          10.3          --       363.4
                                               ---------   --------      --------       -----   ---------
    Total in Service(c)......................   28,969.1    2,158.1       1,168.6        (3.9)   29,954.7
  Plant under Construction...................      563.8       43.1            .4          .2       606.7
  Other......................................       34.7        3.9           1.4         1.1        38.3
                                               ---------   --------      --------       -----   ---------
    Total Network Services
      Plant..................................   29,567.6    2,205.1       1,170.4        (2.6)   30,599.7
 Other Communications and
   Related Services..........................      878.4      280.8          27.2        20.7(d)  1,152.7
                                               ---------   --------      --------       -----   ---------
    Total Communications and
      Related Services.......................   30,446.0    2,485.9       1,197.6        18.1    31,752.4
                                               ---------   --------      --------       -----   ---------

Financial, Real Estate, and Other Services:
 Land........................................      105.6       15.4           8.8        (1.3)      110.9
 Buildings...................................      247.3       49.3          37.0        (2.7)      256.9
 Equipment...................................       53.4        6.1           4.1          .4        55.8
 Other.......................................      145.4        8.6           2.4          .1       151.7
 Construction-in-progress....................       48.5      (46.3)           --          --         2.2
                                               ---------   --------      --------       -----   ---------
  Total Financial, Real Estate,
     and Other Services......................      600.2       33.1          52.3        (3.5)      577.5
                                               ---------   --------      --------       -----   ---------
     Total Plant, Property
       and Equipment.........................  $31,046.2   $2,519.0      $1,249.9       $14.6   $32,329.9
                                               =========   ========      ========       =====   =========

       The notes on Page F-7 are an integral part of this Schedule.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

            SCHEDULE V - CONSOLIDATED PLANT, PROPERTY AND EQUIPMENT
                      For the Year Ended December 31, 1992

                             (Dollars in Millions)

                                      Balance at        Additions        Retire-                       Balance
                                      Beginning         at Cost-         ments-        Other           at End
     Classification                   of Period         Note(a)          Note(b)       Changes         of Period
     --------------                   ---------         -------          -------       -------         ---------
Communications and Related
 Services:
 Network Services
  Land......................          $   133.4        $    5.5         $     --       $ (.1)          $   138.8
  Buildings.................            2,114.8            80.0             15.5         (.4)            2,178.9
  Central Office Equipment..           11,147.8         1,048.9            697.7         (.6)           11,498.4
  Telephone Instruments and
    Related Equipment.......              495.8            59.9             44.3         (.3)              511.1
  Poles.....................              654.6            28.7              8.4         (.2)              674.7
  Cable and Wiring..........           11,216.3           540.3          2,450.8         (.2)            9,305.6
  Conduit...................            1,827.2            85.2              8.3          --             1,904.1
  Office Equipment and
    Furniture...............            1,721.7           192.6            138.0         4.0             1,780.3
  Vehicles and Other Work
    Equipment...............              607.7            49.0             33.7         (.2)              622.8
  Capital Leases and
   Leasehold Improvements...              344.8            29.5             16.1        (3.8)              354.4
                                      ---------        --------         --------       -----           ---------
    Total in Service(c).....           30,264.1         2,119.6          3,412.8        (1.8)           28,969.1
  Plant under Construction..              423.2           140.2               --          .4               563.8
  Other.....................               21.7            14.7               .5        (1.2)               34.7
                                      ---------        --------         --------       -----           ---------
    Total Network Services
    Plant...................           30,709.0         2,274.5          3,413.3        (2.6)           29,567.6
 Other Communications and
   Related Services.........              670.5           235.6             25.9        (1.8)              878.4
                                      ---------        --------         --------       -----           ---------
    Total Communications and
    Related Services........           31,379.5         2,510.1          3,439.2        (4.4)           30,446.0
                                      ---------        --------         --------       -----           ---------

Financial, Real Estate, and
 Other Services:
 Land.......................               97.0            36.6             28.0          --               105.6
 Buildings..................              441.5             3.5            199.0         1.3               247.3
 Equipment..................               58.1             3.8              3.4        (5.1)               53.4
 Other......................              124.9             9.1             39.6        51.0               145.4
 Construction-in-progress...               65.3           (16.3)              .5          --                48.5
                                      ---------        --------         --------       -----           ---------
   Total Financial, Real
    Estate, and Other
    Services................              786.8            36.7            270.5        47.2               600.2
                                      ---------        --------         --------       -----           ---------
    Total Plant, Property
    and Equipment...........          $32,166.3        $2,546.8         $3,709.7       $42.8           $31,046.2
                                      =========        ========         ========       =====           =========


       The notes on Page F-7 are an integral part of this Schedule.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

            SCHEDULE V - CONSOLIDATED PLANT, PROPERTY AND EQUIPMENT
                      For the Year Ended December 31, 1991

                             (Dollars in Millions)

                                       Balance at        Additions        Retire-                        Balance
                                       Beginning         at Cost-         ments-         Other            at End
      Classification                   of Period         Note(a)          Note(b)        Changes         of Period
      --------------                   ---------         -------          -------        -------         ---------
Communications and Related
 Services:
 Network Services
  Land......................           $   130.8        $    2.8         $     --        $  (.2)          $   133.4
  Buildings.................             2,023.0           110.7             18.0           (.9)            2,114.8
  Central Office Equipment..            10,857.0         1,069.5            776.9          (1.8)           11,147.8
  Telephone Instruments and
    Related Equipment.......               540.1            62.2            107.2            .7               495.8
  Poles.....................               636.7            32.9             15.0            --               654.6
  Cable and Wiring..........            10,909.9           588.1            281.3           (.4)           11,216.3
  Conduit...................             1,731.9           101.2              5.9            --             1,827.2
  Office Equipment and
    Furniture...............             1,600.8           249.8            131.8           2.9             1,721.7
  Vehicles and Other Work
    Equipment...............               548.6            99.1             40.2            .2               607.7
  Capital Leases and
   Leasehold
    Improvements............               288.7            71.5             15.3           (.1)              344.8
                                       ---------        --------         --------        ------           ---------
    Total in Service(c).....            29,267.5         2,387.8          1,391.6            .4            30,264.1
  Plant under Construction..               448.0           (23.5)             1.2           (.1)              423.2
  Other.....................                17.9             5.1              1.2           (.1)               21.7
                                       ---------        --------         --------        ------           ---------
    Total Network Services
    Plant...................            29,733.4         2,369.4          1,394.0            .2            30,709.0
 Other Communications and
   Related Services.........               611.6           117.5             47.1         (11.5)              670.5
                                       ---------        --------         --------        ------           ---------
    Total Communications and
    Related Services........            30,345.0         2,486.9          1,441.1         (11.3)           31,379.5
                                       ---------        --------         --------        ------           ---------

Financial, Real Estate, and
 Other Services:
 Land.......................               112.1            13.6               .1         (28.6)               97.0
 Buildings..................               362.1            79.1               .1            .4               441.5
 Equipment..................                55.7             4.1              2.6            .9                58.1
 Other......................                60.9            42.5               .8          22.3               124.9
 Construction-in-progress...               123.2            17.9             75.8            --                65.3
                                       ---------        --------         --------        ------           ---------
   Total Financial, Real
    Estate,
    and Other Services......               714.0           157.2             79.4          (5.0)              786.8
                                       ---------        --------         --------        ------           ---------
    Total Plant, Property
    and Equipment...........           $31,059.0        $2,644.1         $1,520.5        $(16.3)          $32,166.3
                                       =========        ========         ========        ======           =========

       The notes on Page F-7 are an integral part of this Schedule.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                     NOTES TO SCHEDULE V - PLANT, PROPERTY
                                 AND EQUIPMENT

_________
(a) These additions include (1) the original cost (estimated if not specifically determinable) of reused material, which is concurrently credited to material and supplies, and (2) allowance for funds used during construction. Transfers between Plant in Service, Plant under Construction and Other are included in Additions at Cost.

(b) Items of plant, property and equipment are deducted from the property accounts when retired or sold at the amounts at which they are included therein, estimated if not specifically determinable.

(c) The telephone subsidiaries' provision for depreciation is based on the remaining life method and straight-line composite rates prescribed by regulatory authorities. The remaining life method provides for the full recovery of the remaining net investment in plant, property and equipment. During 1993, 1992, and 1991, the telephone subsidiaries implemented changes in depreciation rates approved by the regulators. These changes will more closely align the recovery of the Company's investment in plant, property and equipment with current estimates of its remaining economic useful life. For the years 1993, 1992, and 1991, depreciation expressed as a percentage of average depreciable plant was 7.7%, 7.0%, and 6.4%, respectively.

(d) For 1993, Other Changes includes $24.5 million related to the acquisition of certain Other Communications and Related Services businesses.

(e) See Note 1 of the Notes to Consolidated Financial Statements in the 1993 Annual Report to shareowners for the Company's depreciation policies.

                 BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                   SCHEDULE VI - ACCUMULATED DEPRECIATION
            For the Years Ended December 31, 1993, 1992, and 1991
                            (Dollars in Millions)

                                     Balance at   Additions                          Balance
                                     Beginning    Charged to  Retire-     Other      at End
Classification                       of Period     Expenses    ments     Changes    of Period
- --------------                       ----------   ----------  --------   -------    ---------

Year 1993
  Communications and
   Related Services
    Network Services................  $10,309.7  $2,249.5  $1,145.3   $    39.5   $11,453.4
    Other Communications and
      Related Services..............      303.4     117.1      17.6         6.4       409.3
                                      ---------  --------  --------   ---------   ---------
                                       10,613.1   2,366.6   1,162.9        45.9    11,862.7
  Financial, Real Estate, and
     Other Services.................      103.1      23.6       4.2       (21.2)      101.3
                                      ---------  --------  --------   ---------   ---------
                                      $10,716.2  $2,390.2  $1,167.1   $    24.7   $11,964.0
                                      =========  ========  ========   =========   =========
Year 1992
  Communications and
   Related Services
    Network Services................  $11,664.3  $2,088.1  $3,434.5   $    (8.2)  $10,309.7
    Other Communications and
      Related Services..............      234.7      90.5       6.1       (15.7)      303.4
                                      ---------  --------  --------   ---------   ---------
                                       11,899.0   2,178.6   3,440.6       (23.9)   10,613.1
  Financial, Real Estate, and
     Other Services.................       82.0      25.5      14.3         9.9       103.1
                                      ---------  --------  --------   ---------   ---------
                                      $11,981.0  $2,204.1  $3,454.9   $   (14.0)  $10,716.2
                                      =========  ========  ========   =========   =========
Year 1991
  Communications and
   Related Services
    Network Services................  $11,154.7  $1,917.7  $1,412.5   $     4.4   $11,664.3
    Other Communications and
      Related Services..............      196.1      78.5      32.9        (7.0)      234.7
                                      ---------  --------  --------   ---------   ---------
                                       11,350.8   1,996.2   1,445.4        (2.6)   11,899.0
  Financial, Real Estate, and
     Other Services.................       52.4      24.4       2.8         8.0        82.0
                                      ---------  --------  --------   ---------   ---------
                                      $11,403.2  $2,020.6  $1,448.2   $     5.4   $11,981.0
                                      =========  ========  ========   =========   =========

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1993, 1992, and 1991
                             (Dollars in Millions)

                                                                    Additions
                                                          -------------------------------
                                    Balance at             Charged            Charged to                                Balance
                                    Beginning                to             Other Accounts        Deductions            at End
Description                         of Period             Expenses            -Note (a)           -Note (b)           of Period
- -----------                         ----------            --------          --------------        -----------         ---------
Allowance for Uncollectible
  Accounts Receivable:
    Year 1993...............          $170.4              $176.2               $163.7               $317.7              $192.6
                                      ======              ======               ======               ======              ======

    Year 1992...............          $166.0              $132.1               $170.5               $298.2              $170.4
                                      ======              ======               ======               ======              ======

    Year 1991...............          $126.2              $128.7               $170.3               $259.2              $166.0
                                      ======              ======               ======               ======              ======

Allowance for Uncollectible
  Finance Lease Receivables:
    Year 1993...............          $ 52.2              $ 25.1               $  9.5               $ 37.9              $ 48.9
                                      ======              ======               ======               ======              ======

    Year 1992...............          $ 46.3              $ 32.8               $  6.4               $ 33.3              $ 52.2
                                      ======              ======               ======               ======              ======

    Year 1991...............          $ 37.0              $ 29.9               $  4.7               $ 25.3              $ 46.3
                                      ======              ======               ======               ======              ======

Allowance for Obsolete
 Inventory:
    Year 1993...............          $ 10.4              $  3.5               $ 11.8               $  7.4              $ 18.3
                                      ======              ======               ======               ======              ======

    Year 1992...............          $ 31.9              $  5.0               $   --               $ 26.5              $ 10.4
                                      ======              ======               ======               ======              ======

    Year 1991...............          $ 15.2              $ 20.1               $  3.9               $  7.3              $ 31.9
                                      ======              ======               ======               ======              ======

Valuation Allowance for
 Deferred Tax Assets:
    Year 1993...............          $ 39.7(c)           $ 35.1               $   --               $   --              $ 74.8
                                      ======              ======               ======               ======              ======

Other Allowances (d):
    Year 1993...............          $ 21.7              $  4.7               $   .6               $ 16.3              $ 10.7
                                      ======              ======               ======               ======              ======

    Year 1992...............          $ 45.4              $ 11.8               $   .3               $ 35.8              $ 21.7
                                      ======              ======               ======               ======              ======

    Year 1991...............          $ 29.3              $ 41.9               $   .9               $ 26.7              $ 45.4
                                      ======              ======               ======               ======              ======

- --------

(a) In 1992, amounts include beginning balances for businesses acquired during the year. Allowance for Uncollectible Accounts Receivable includes
     (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b) Amounts written off as uncollectible or obsolete or transferred to other accounts.

(c) Represents the valuation allowance at implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.

(d) Other Allowances include allowances for obsolete equipment and allowances for probable losses incurred in the directory businesses arising in the normal course of operations.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
             For the Years Ended December 31, 1993, 1992, and 1991
                             (Dollars in Millions)

                                                Maximum      Average        Weighted
    Category of                     Weighted    Amount       Amount         Average
     Aggregate          Balance     Average   Outstanding  Outstanding   Interest Rate
    Short-Term          at End     Interest   During the   During the     During the
    Borrowings         of Period     Rate       Period      Period(a)      Period(b)
    ----------         ---------   --------   ----------   ----------     ----------

Year 1993
   Bank loans........   $  582.0     3.7%     $  808.0      $  593.4         3.4%
   Commercial paper..    1,334.6     3.4%      1,334.6         805.3         3.2%
                                                            --------
                                                            $1,398.7
                                                            ========

Year 1992
   Bank loans........   $  336.2     4.0%     $  947.2      $  626.3         4.1%
   Commercial paper..    1,358.2     3.5%      1,555.2         989.8         3.8%
                                                            --------
                                                            $1,616.1
                                                            ========

Year 1991
   Bank loans........   $  304.1     5.4%     $  658.9      $  537.9         6.4%
   Commercial paper..      817.2     5.0%      1,771.9       1,267.4         6.2%
   Other notes (c)...         --      --          97.7          16.6        13.3%
                                                            --------
                                                            $1,821.9
                                                            ========

- ----------
(a)  Represents average daily face amount.
(b) Computed by dividing aggregate interest expense by average daily face amount.
(c)  Includes both domestic and international borrowings.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             For the Years Ended December 31, 1993, 1992, and 1991

                             (Dollars in Millions)

                                                              Charged to
                                                              Costs and
          Item                                                Expenses
          ----                                               ----------

Year 1993
   Maintenance and repairs.....................               $2,214.1
                                                              ========

   Taxes other than payroll and income taxes:
      Gross receipts...........................               $  251.6
      Property.................................                  261.5
      Capital stock............................                   56.9
      Other....................................                   28.0
                                                              --------
                                                              $  598.0
                                                              ========

   Advertising.................................               $  169.0
                                                              ========


Year 1992
   Maintenance and repairs.....................               $2,199.7
                                                              ========

   Taxes other than payroll and income taxes:
      Gross receipts...........................               $  242.6
      Property.................................                  247.7
      Capital stock............................                   47.3
      Other....................................                   26.4
                                                              --------
                                                              $  564.0
                                                              ========

   Advertising.................................               $  195.7
                                                              ========


Year 1991
   Maintenance and repairs.....................               $2,155.5
                                                              ========

   Taxes other than payroll and income taxes:
      Gross receipts...........................               $  228.2
      Property.................................                  236.2
      Capital stock............................                   62.6
      Other....................................                   23.0
                                                              --------
                                                              $  550.0
                                                              ========

   Advertising.................................               $  182.7
                                                              ========

- -----------
Amounts for royalties and for amortization of intangible assets are not presented as such amounts are less than 1% of total operating revenues. Amounts reported for 1992 and 1991 for maintenance and repairs have been revised to include certain additional costs.

                             EXHIBITS TO FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE YEAR ENDED DECEMBER 31, 1993    COMMISSION FILE NO. 1-8606
                           BELL ATLANTIC CORPORATION

                                 EXHIBIT INDEX

Exhibit Number
- --------------

3a Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"), dated October 7, 1983. (Exhibit 3a to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606)

3b Certificate of Amendment of Certificate of Incorporation of Bell Atlantic, dated May 9, 1986 and filed May 16, 1986. (Exhibit 3b to Form SE dated March 27, 1987, File No. 1-8606)

3c Certificate of Amendment of Certificate of Incorporation of Bell Atlantic, dated May 6, 1987 and filed May 8, 1987. (Exhibit 3c to Form SE dated March 28, 1988, File No. 1-8606)

3d Certificate of Amendment of Certificate of Incorporation of Bell Atlantic, dated May 10, 1990 and filed June 29, 1990. (Exhibit 3d to Form SE dated March 28, 1991, File No. 1-8606)

3e By-Laws of Bell Atlantic, as amended through June 23, 1992. (Exhibit 3e to Form SE dated March 29, 1993, File No. 1-8606)

4 No instrument which defines the rights of holders of long and intermediate term debt, of the Company and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic, the Network Services Companies, and certain other parties, dated as of November 1, 1983.

     10a(i) Agreement Concerning Allocation of Contingent Liabilities between
            AT&T and Bell Atlantic, dated as of January 28, 1985. (Exhibit 10h(i) to Form SE filed on March 28, 1985, File No. 1-8606)

10b Agreement among Bell Atlantic Network Services, Inc. (formerly named Bell Atlantic Management Services, Inc.) and the Network Services Companies, dated November 7, 1983.

10c Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10c to Form SE dated March 29, 1993, File No. 1-8606)*

10d Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986, File No. 1-8606)*

Exhibit Number
- --------------

     10d(i) Resolutions amending the Plan, effective as of January 1, 1989.
            (Exhibit 10d to Form SE dated  March 29, 1989, File No. 1-8606)*

10e Bell Atlantic Senior Management Transfer Program. (Exhibit 10ee to 1983 Form 10-K, File No. 1-8606)*

     10e(i) Resolutions terminating the Program for transfers on or after November 1, 1992. (Exhibit 10e to Form SE dated March 29, 1993, File No. 1-8606)*

10f Bell Atlantic Personal Financial Services Program for Senior and Executive Managers and Key Employees, effective as of July 1, 1990, as amended. (Exhibit 10f to Form SE dated March 28, 1991, File No. 1-8606)*

10g Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 1993. (Exhibit 10g to Form SE dated March 29, 1993, File No. 1-8606)*

10h Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606)*

10i Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606)*

10j Article V from Bell Atlantic Management Pension Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the
     Employee Retirement Income Security Act of 1974.   (Exhibit 10j to Form SE
     dated March 26, 1992, File No. 1-8606)*

10k Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10k to Form SE dated March 29, 1993, File No. 1-8606)*

     10k(i) Resolutions amending the Bell Atlantic Senior Management Retirement
            Income Plan effective as of December 31, 1993.*

10l Bell Atlantic Deferred Compensation Plan (formerly the Bell Atlantic Senior Management Incentive Award Deferral Plan), as amended and restated effective as of January 1, 1993. (Exhibit 10l to Form SE dated March 29, 1993, File No. 1-8606)*

     10l(i) Resolutions amending the Bell Atlantic Deferred Compensation Plan, effective October 25, 1993.*

10m Bell Atlantic Stock Incentive Plan, consisting of (1) The Bell Atlantic 1985 Performance Share Plan as amended and restated effective as of January 1, 1993 and (2) The Bell Atlantic 1985 Incentive Stock Option Plan as amended and restated effective as of January 1, 1993. (Exhibit 10m to Form SE dated March 29, 1993, File No. 1-8606)*

Exhibit Number
- --------------

     10m(i) Resolutions amending The Bell Atlantic 1985 Incentive Stock Option Plan, subject to the approval of the shareowners of the Company.*

10n Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1993. (Exhibit 10n to Form SE dated March 29, 1993, File No. 1-8606)*

10o Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1993. (Exhibit 10o to Form SE dated March 29, 1993, File No. 1-8606)*

10p Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606)*

     10p(i) Resolutions amending and partially terminating the Program.
            (Exhibit 10p to Form SE dated March 29, 1993, File No. 1-8606)*

10q  Employment Agreement dated January 24, 1994 between the Company and William
     O. Albertini.*

10r Employment Agreement dated January 24, 1994 among the Company, Bell Atlantic Enterprises International, Inc. and Lawrence T. Babbio, Jr.*

10s Resolution dated January 24, 1994 granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depositary Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V.*

10t  Employment Agreement dated January 24, 1994 between the Company and James
     G. Cullen.*

10u Non-Compete and Proprietary Information Agreement dated August 10, 1993 between the Company and James G. Cullen.*

10v Employment Agreement dated January 24, 1994 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson.*

10w Non-Compete and Proprietary Information Agreement dated August 9, 1993 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson.*

10x  Employment Agreement dated January 24, 1994 between the Company and James
     R. Young.*

11   Computation of Earnings Per Common Share.

12   Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number
- --------------

13   1993 Annual Report to Shareowners (for the fiscal year ended December 31,
     1993). Except for the portions of such Annual Report which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

21   List of subsidiaries of Bell Atlantic.

23   Consent of Coopers & Lybrand.

24   Powers of attorney.

99a Annual report on Form 11-K for the Bell Atlantic Savings Plan for Salaried Employees for the year ended December 31, 1993. (To be filed by amendment.)

99b Annual report on Form 11-K for the Bell Atlantic Savings and Security Plan (Non-Salaried Employees) for the year ended December 31, 1993. (To be filed by amendment.)

- -------------
* Indicates management contract or compensatory plan or arrangement.