Form 10-K/A
period 1993-12-31
BELL ATLANTIC CORP
filed 1994-04-28
CIK 732712

                                                      COMMISSION FILE NO. 1-8606

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT

              FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                           BELL ATLANTIC CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

  Exhibit 99a Annual Report on Form 11-K for the Bell Atlantic Savings Plan
              for Salaried Employees for the year ended December 31, 1993.

  Exhibit 99b Annual Report on Form 11-K for the Bell Atlantic Savings and
              Security Plan (Non-Salaried Employees) for the year ended December 31, 1993.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Bell Atlantic Corporation


                                          By   /s/ William O. Albertini
                                            -----------------------------
                                                   WILLIAM O. ALBERTINI
                                                 (Vice President and Chief
                                                    Financial Officer)

April 28, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------