Form 10-Q
period 1994-03-31
BELL ATLANTIC CORP
filed 1994-05-13
CIK 732712

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark one)
              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            -----      OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from     to

                           Commission File No. 1-8606

                           BELL ATLANTIC CORPORATION
                           -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           23-2259884
- - ------------------------------                             ----------------
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)
      1717 Arch Street
  Philadelphia, Pennsylvania                                    19103
- - ------------------------------                              ------------
     (Address of principal                                   (Zip Code)
      executive offices)

Registrant's telephone number,
  including area code:                                      215 963-6000
                                                          ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

  At April 30, 1994, 436,103,073 shares of the registrant's Common Stock were outstanding, after deducting 184,882 shares held in treasury.

================================================================================

                               Table of Contents

Item No.                                                                  Page
- - --------                                                                  ----

               Part I. Financial Information


1.  Financial Statements
    Condensed Consolidated Statements of Income
       For the three months ended March  31, 1994 and 1993                2

    Condensed Consolidated Balance Sheets
       March  31, 1994 and December 31, 1993                              3-4

    Condensed Consolidated Statements of Cash Flows
       For the three months ended March  31, 1994 and 1993                5

    Notes to Condensed Consolidated Financial Statements                  6-7

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   8-16

               Part II. Other Information


1.  Legal Proceedings                                                     17

6.  Exhibits and Reports on Form 8-K                                      18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                             Three months
                                                            ended March 31,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
OPERATING REVENUES
Communications and Related Services
 Network Services
   Local service......................................   $1,283.8    $1,235.6
   Network access.....................................      803.9       754.0
   Toll service.......................................      411.3       389.5
   Directory advertising, billing services and other..      429.5       416.7
   Provision for uncollectibles.......................      (46.4)      (38.0)
 Other Communications and Related Services............      384.8       286.2
Financial, Real Estate, and Other Services............      106.3       119.3
                                                         --------    --------
                                                          3,373.2     3,163.3
                                                         --------    --------
OPERATING EXPENSES
Employee costs, including benefits and taxes..........    1,047.9       974.0
Depreciation and amortization.........................      648.6       600.1
Other.................................................      927.9       871.7
                                                         --------    --------
                                                          2,624.4     2,445.8
                                                         --------    --------
OPERATING INCOME......................................      748.8       717.5
Other Income and Expense, Net.........................       13.8        33.1
Interest Expense, excluding Financial Services........      143.5       159.2
                                                         --------    --------
INCOME BEFORE PROVISION FOR INCOME
 TAXES, EXTRAORDINARY ITEM, AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES................................      619.1       591.4
Provision for Income Taxes............................      223.2       219.2
                                                         --------    --------
INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES................................      395.9       372.2
                                                         --------    --------
EXTRAORDINARY ITEM
 Early Extinguishment of Debt, Net of Tax.............       (6.7)      (23.2)
                                                         --------    --------
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES
  Income Taxes........................................         --        65.2
  Postemployment Benefits, Net of Tax.................         --       (85.0)
                                                         --------    --------
                                                               --       (19.8)
                                                         --------    --------
NET INCOME............................................   $  389.2    $  329.2
                                                         ========    ========

PER COMMON SHARE
- - ----------------
INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES.............................   $    .91    $    .85
EXTRAORDINARY ITEM....................................       (.02)       (.05)
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES................................         --        (.04)
                                                         --------    --------
NET INCOME............................................   $    .89    $    .76
                                                         ========    ========
Cash Dividends........................................   $    .69    $    .67
                                                         ========    ========
Weighted Average Number of Common Shares
 and Equivalent Shares Outstanding (in millions)......      437.3       435.5
                                                         ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                             (Dollars in Millions)

                                     ASSETS
                                     ------

                                                    March 31,   December 31,
                                                       1994         1993
                                                    ----------  ------------

CURRENT ASSETS
Cash and cash equivalents.........................   $   255.4     $   146.1
Short-term investments............................        10.0           8.5
Accounts receivable, net of allowances of $167.8
 and $192.6.......................................     2,124.2       2,135.7
Finance lease and notes receivable, net...........       603.1         626.6
Inventories.......................................       247.3         250.9
Prepaid expenses..................................       633.6         452.4
Deferred charges and other........................       243.0         250.6
                                                     ---------     ---------
                                                       4,116.6       3,870.8
                                                     ---------     ---------
PLANT, PROPERTY AND EQUIPMENT.....................    32,667.1      32,329.9
Less accumulated depreciation.....................    12,476.7      11,964.0
                                                     ---------     ---------
                                                      20,190.4      20,365.9
                                                     ---------     ---------

EQUIPMENT UNDER OPERATING LEASES, NET.............       176.1         199.3

FINANCE LEASE AND NOTES RECEIVABLE, NET...........     1,905.1       1,888.4

INVESTMENTS IN AFFILIATES.........................     1,360.9       1,394.7

OTHER ASSETS......................................     1,703.5       1,825.1
                                                     ---------     ---------

TOTAL ASSETS......................................   $29,452.6     $29,544.2
                                                     =========     =========




           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                (Dollars in Millions, Except Per Share Amounts)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                  March 31,   December 31,
                                                     1994         1993
                                                  ----------  -------------

CURRENT LIABILITIES
Debt maturing within one year...................  $ 2,914.6      $ 2,677.3
Accounts payable................................    1,665.7        2,134.9
Accrued expenses................................      588.6          434.9
Other...........................................      904.2          876.8
                                                  ---------      ---------
                                                    6,073.1        6,123.9
                                                  ---------      ---------
LONG-TERM DEBT..................................    7,104.9        7,206.2
                                                  ---------      ---------
EMPLOYEE BENEFIT OBLIGATIONS....................    3,454.4        3,396.0
                                                  ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................    2,863.1        2,913.5
Unamortized investment tax credits..............      431.8          447.2
Other...........................................    1,189.4        1,233.0
                                                  ---------      ---------
                                                    4,484.3        4,593.7
                                                  ---------      ---------
SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value;
 none issued)...................................         --             --
Common stock ($1 par value; 436,242,577 shares
 and 436,130,185 shares issued).................      436.2          436.1
Common stock issuable (139,348 shares and
 142,068 shares)................................         .1             .1
Contributed capital.............................    5,421.1        5,415.2
Reinvested earnings.............................    3,184.8        3,093.6
Foreign currency translation adjustment.........      (81.7)         (83.9)
                                                  ---------      ---------
                                                    8,960.5        8,861.1
Less common stock in treasury, at cost..........        2.3            2.4
Less deferred compensation-employee stock
 ownership plans................................      622.3          634.3
                                                  ---------      ---------
                                                    8,335.9        8,224.4
                                                  ---------      ---------
TOTAL LIABILITIES AND SHAREOWNERS'
 INVESTMENT.....................................  $29,452.6      $29,544.2
                                                  =========      =========




           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                              Three months
                                                             ended March 31,
                                                          --------------------
                                                            1994         1993
                                                          -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................          $ 389.2     $  329.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization................            648.6        600.1
   Extraordinary item related to early
    extinguishment of
     debt, net of tax benefit...................              6.7         23.2
   Cumulative effect of changes in accounting
    principles..................................               --         19.8
   Other items, net.............................            (22.6)       (22.2)
   Changes in certain assets and liabilities
    net of effects from acquisition/disposition
    of businesses...............................           (351.6)       110.3
                                                          -------     --------
Net cash provided by operating activities.......            670.3      1,060.4
                                                          -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments............             (1.5)      (121.0)
Additions to plant, property and equipment......           (431.2)      (454.6)
Proceeds from sale of plant, property and
 equipment......................................              6.9           .6
Additions to equipment under operating leases...             (3.6)       (21.9)
Proceeds from sale of equipment under operating
 leases.........................................             10.9         13.6
Additions to finance lease and notes receivable.           (499.2)      (383.5)
Proceeds from sales related to finance lease
 and notes receivable...........................             18.0         12.7
Principal payments received under finance lease
 and notes receivable...........................            482.5        312.6
Acquisition of businesses, less cash acquired...               --       (111.6)
Proceeds from sale of ownership interest in
 Telecom Corporation of New Zealand Limited.....               --        145.5
Proceeds from Telecom Corporation of New Zealand
  Limited capital reduction plan................             67.4           --
Investment in joint ventures....................             (5.9)          --
Proceeds from disposition of business...........              5.7           --
Other, net......................................             (5.7)        (2.3)
                                                          -------     --------
Net cash used in investing activities...........           (355.7)      (609.9)
                                                          -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings........................            249.5        891.4
Principal repayments of borrowings and capital
 lease obligations..............................            (93.4)       (82.4)
Early extinguishment of debt and related call
 premium........................................           (362.0)      (253.2)
Net change in short-term borrowings with
 original maturities of three months or less....            359.8       (787.6)
Dividends paid..................................           (292.2)      (282.1)
Proceeds from sale of treasury stock............               --          2.0
Proceeds from sale of common stock..............              2.0           .8
Purchase of common stock for treasury...........              (.7)          --
Net change in outstanding checks drawn on
 controlled disbursement accounts...............            (68.3)      (129.0)
                                                          -------     --------
Net cash used in financing activities...........           (205.3)      (640.1)
                                                          -------     --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................            109.3       (189.6)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD............................            146.1        296.0
                                                          -------     --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD..................................          $ 255.4     $  106.4
                                                          =======     ========

           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

 1. Basis of Presentation
    ---------------------

 The accompanying financial statements are unaudited and have been prepared by Bell Atlantic Corporation (Bell Atlantic or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


 2. Shareowners' Investment
    -----------------------


                                                                       (Dollars in Millions)
                                          ------------------------------------------------------------------------------
                                                                                          Foreign
                                                     Common                               Currency               Deferred
                                           Common    Stock     Contributed   Reinvested   Translation  Treasury  Compensa-
                                           Stock     Issuable    Capital     Earnings     Adjustment    Stock    tion-ESOP
                                          -------    --------   ----------   ----------   -----------  --------  ---------
Balance, December 31, 1993..............  $ 436.1     $  .1     $5,415.2     $3,093.6     $   (83.9)     $2.4      $634.3
Net income..............................                                        389.2
Dividends declared on common
 stock..................................                                       (300.9)
Acquisition.............................                             (.1)                                ( .1)
Purchase of common stock
  for treasury..........................                                                                   .7
Common stock distributed in connection
 with stock incentive plans.............       .1                    6.0           .1                     (.7)
Foreign currency translation
 adjustment, net........................                                                        2.2
Reduction of ESOP obligations...........                                                                            (12.0)
Tax benefit of dividends paid
 to ESOPs...............................                                          2.8
                                          -------     -----     --------     --------     ---------      ----      ------
Balance, March 31, 1994.................  $ 436.2     $  .1     $5,421.1     $3,184.8     $   (81.7)     $2.3      $622.3
                                          =======     =====     ========     ========     =========      ====      ======


    -----------------------

 During the three months ended March 31, 1994, the Company distributed 2,720 treasury shares under the terms of an acquisition in 1993 of a permit for the construction of a cellular telephone system. During the same period, the Company repurchased 13,300 shares of its common stock for treasury and distributed 13,300 treasury shares in connection with stock incentive plans.

 3. Long-Term Debt - Bell Atlantic Financial Services, Inc.
    -------------------------------------------------------

 Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $700.1 million at March 31, 1994) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the consolidated financial statements of Bell Atlantic was approximately $6 billion at March 31, 1994.

 4. Extraordinary Item
    ------------------

 Costs associated with the early extinguishment of debentures called by the Company's telephone subsidiaries reduced net income by $6.7 million (net of an income tax benefit of $3.6 million) and $23.2 million (net of an income tax benefit of $15.9 million) for the three months ended March 31, 1994 and 1993, respectively.

 5. Sale of Leasing Business
    ------------------------

 On April 29, 1994, the Company sold substantially all of the assets of TriCon Capital Corporation (except for leveraged lease and project finance portfolios) to GFC Financial Corporation for $344.3 million in cash and approximately $1.4 billion in notes receivable, plus the assumption of approximately $81 million of liabilities by the purchaser. The Company expects to report an immaterial gain as a result of this transaction.

 6. Restatement - First Quarter 1993
    --------------------------------

 Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

 7. Reclassifications
    -----------------

 Certain reclassifications of prior years' data have been made to conform to 1994 classifications.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
         of Operations
         -------------

 Results of Operations

 Net income for the three months ended March 31, 1994 increased $60.0 million or 18.2% from the corresponding period in 1993. First quarter earnings per share were $.89, representing a 17.1% increase over first quarter 1993. Results for the first quarter of 1994 and 1993 include extraordinary charges, net of tax, of $6.7 million or $.02 per share and $23.2 million or $.05 per share, respectively, for the early extinguishment of debt. Additionally, results for the first quarter of 1994 included the dilutive effects of the Company's investment in Grupo Iusacell, S.A. de C.V. (Iusacell) of $9.6 million or $.02 per share. Results for the first quarter of 1993 included the cumulative effects of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 Other items affecting the comparison of operating results are discussed in the following sections.

 Operating Revenues
 ------------------

 Total operating revenues for the first quarter of 1994 increased $209.9 million or 6.6% from the corresponding period last year.

 The change in operating revenues was comprised of the following:


                                                         Increase (Decrease)
                                                        ---------------------
                                                        (Dollars in Millions)
Communications and Related Services
  Network Services
   Local service.......................................       $ 48.2
   Network access......................................         49.9
   Toll service........................................         21.8
   Directory advertising, billing services and other...         12.8
   Provision for uncollectibles........................         (8.4)
  Other Communications and Related Services............         98.6
Financial, Real Estate, and Other Services.............        (13.0)
                                                              ------
                                                              $209.9
                                                              ======

 Local service revenues are earned by the telephone subsidiaries from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $48.2 million or 3.9% compared with the first quarter of 1993, primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 increased 2.6% from March 31, 1993. Revenues from value-added central office services offered by the telephone subsidiaries increased $17.1 million or 17.3% compared with the first quarter of 1993.

 Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

 Network access revenues increased $49.9 million or 6.6% over the same period in the prior year. Access minutes of use were 10.9% higher than the first quarter of 1993, due to the effects of a recovering economy and inclement weather in the region. Revenue increases related to volume growth were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates, net of lower support obligations to the National Exchange Carrier Association interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

 Toll service revenues for the first three months of 1994 increased $21.8 million or 5.6% over the first three months of 1993. Toll message volumes, which were partially winter storm-driven, were 5.8% higher than the first quarter of 1993. Growth-related message toll service revenue increases were partially offset by declines in revenues from WATS and private line services, principally due to competitive pressures.

 Other Network Services revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, and certain nonregulated enhanced network services. Other Network Services revenues increased $12.8 million or 3.1% compared with the first quarter of 1993. Directory advertising revenues were $8.8 million or 3.3% higher than the first quarter of 1993. Premises services revenues increased $5.8 million or 8.7% over the first quarter of 1993, principally as a result of higher business volumes. Revenues from voice messaging services, primarily Answer Call, were approximately $6 million higher than the first quarter of last year. These increases were partially offset by lower facilities rental revenues, and the effect of favorable claim adjustments recorded in 1993, compared with the first three months of 1993.

 The provision for uncollectibles for the first three months of 1994 increased $8.4 million or 22.1%. The increase over the corresponding period last year includes a $9.9 million charge in the first quarter related to prior year fraudulent calling card toll calls made through IXCs.

 Other Communications and Related Services includes revenues from the Company's domestic and international operations in wireless communications, computer maintenance, software development and support, systems integration, and telecommunications consulting. These revenues grew $98.6 million or 34.5% from the first quarter of 1993. The continued growth of the Company's cellular customer base was the primary reason for increases in cellular revenues of $70.6 million or 42.3% over the corresponding period last year. Volume-related increases in the Company's third-party computer maintenance business of $20.3 million or 21.6% also contributed to the increase in first quarter 1994 revenues compared to the same period last year. Revenue growth of approximately $19 million from network systems integration operations was partially offset by lower revenues in the software development businesses, due to the disposition of two business units at the end of 1993.

 Financial, Real Estate, and Other Services includes revenues from the Company's domestic and international operations in diversified leasing, computer leasing, real estate, and liquefied petroleum gas distribution. The decrease in these revenues of $13.0 million or 10.9% from the first quarter of 1993 was primarily as a result of the Company's decreased emphasis on computer leasing. The decreasing revenue trend is expected to continue throughout 1994.

   Operating Expenses
   ------------------

 Total operating expenses for the first quarter of 1994 increased $178.6 million or 7.3% from the corresponding period last year.

 The increase in operating expenses was comprised of the following:

                                                   Increase
                                            ---------------------
                                            (Dollars in Millions)
   Employee costs..................                 $ 73.9
   Depreciation and amortization...                   48.5
   Other operating expenses........                   56.2
                                                    ------
                                                    $178.6
                                                    ======

 Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Employee costs increased $73.9 million or 7.6% over the first quarter of 1993, due to a combination of salary and wage increases and overtime, higher postretirement benefit costs, and an increase in the number of employees at certain nonregulated subsidiaries. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

 The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

 Depreciation and amortization expense increased $48.5 million or 8.1% compared with the first quarter of 1993. Depreciation and amortization expense at the telephone subsidiaries increased by approximately $51 million, of which approximately $42 million was attributable to represcribed depreciation rates and certain regulator-approved amortizations. Also contributing to the increase was growth in the level of depreciable telephone and cellular plant. These increases were partially offset by a reduction in depreciation and amortization expense at the financial services and real estate companies of approximately $9 million due to the de-emphasis on computer leasing. The Company continues to seek additional capital recovery at the telephone subsidiaries which, if achieved, would result in increased depreciation expense in 1994.

 Other operating expenses increased $56.2 million or 6.4% compared with the first three months of last year, primarily due to the volume of business-related expenses at the Company's cellular, computer maintenance and network integration subsidiaries, as well as video services development expenses. Also in the first quarter of 1994, the Company recorded a non-recurring charge of approximately $13 million for legal, consulting and investment banking fees incurred in connection with the termination of the proposed merger between the Company, Tele-Communications, Inc. and Liberty Media Corporation. The total effect of these increases was partially offset by lower expenses in the network, software development and financial services businesses.

   Other Income and Expense
   ------------------------

 Other income and expense includes equity income and losses and goodwill amortization related to investments in unconsolidated businesses, interest and dividend income, and gains and losses from the disposition of assets and investments. Other income, net of expense, was $13.8 million for the first quarter of 1994 and $33.1 million for the first quarter of 1993.

 The first quarter of 1993 included a pretax gain of $63.0 million related to the private sale of a portion of the Company's investment in Telecom Corporation of New Zealand Limited (Telecom). The first quarter of 1993 also included a charge of approximately $42 million representing the Company's share of non-recurring charges taken by Telecom. In 1994, the Company experienced increases in equity income from unconsolidated wireless businesses as well as its investment in Telecom, both due to improvements in their respective results of operations.

   Interest Expense, excluding Financial Services
   ----------------------------------------------

 Interest expense decreased $15.7 million or 9.9% compared with the first quarter of 1993, principally due to the effect of long-term debt refinancings at the telephone subsidiaries. Decreases also resulted from lower interest costs associated with the Telecom investment, as proceeds from the Company's sale of Telecom shares were used to reduce a portion of the acquisition-related debt.

   Income Taxes
   ------------

 The provision for income taxes increased $4.0 million or 1.8% over the first quarter of 1993.

 The Company's effective income tax rate was 36.0% for the first quarter of 1994, compared with 37.1% for the corresponding period in the prior year. The first quarter 1994 effective tax rate reflects the effect of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%. Income tax expense in the first quarter of 1994 also includes a one-time tax benefit of approximately $11 million in connection with the capital reduction plan by Telecom (see Financial Condition). The effective tax rate in the first quarter of 1993 reflects the Company's recognition of its share of Telecom non-recurring charges, which reduced pretax income and had a related tax benefit that was recorded at a rate substantially less than the Company's effective income tax rate.

   Extraordinary Item
   ------------------

 During the first quarter of 1994, the Company called $250 million of long-term debentures at one of the telephone subsidiaries, which were refinanced at more favorable interest rates. As a result of the early retirement of debt, the Company incurred after-tax charges of $6.7 million, as compared with after-tax charges of $23.2 million in the first quarter of 1993. The debt refinancing in first quarter 1994 is expected to reduce interest costs on the refinanced debt by approximately $5 million annually over the next 10 years.

 Competitive Environment

 The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

 Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services (and in some jurisdictions for intraLATA toll services) and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the telephone subsidiaries' local network.

 The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the telephone subsidiaries, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by the regulatory commissions. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the telephone subsidiaries by these competitors.

 The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities in businesses where it possesses core competencies. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses which will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the telecommunications, information services and entertainment industries, include the development of broadband networks and expanding the Company's wireless service offerings.

 Regulatory Environment

   Federal Regulation
   ------------------

 Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. The Company and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

 In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter.
 At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

   State Regulation
   ----------------

 State regulatory commissions are also addressing issues pertaining to competition for local exchange, local access and intraLATA toll services, the adoption of alternative regulation plans and rates of return. Six of the seven state jurisdictions currently operate under alternative regulation plans instead of traditional rate of return regulation. The seventh telephone subsidiary, Bell Atlantic - Pennsylvania, Inc. (Pennsylvania), is currently pursuing regulatory reform. A three judge panel recently issued a non-binding recommendation that state regulators reject Pennsylvania's plan for alternative regulation. The state public utility commission has until June 30, 1994 to approve, reject or modify Pennsylvania's alternative regulation plan.

 Large competitors are seeking authority, or are likely to seek authority, from state commissions to offer competing local exchange services, such as dial tone and local usage of selected local telephone service areas of the telephone subsidiaries. In April 1994, the Maryland Public Service Commission approved an application from MFS-Intelenet of Maryland, Inc., a subsidiary of MFS Communications Company, Inc., for authority to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by Bell Atlantic - Maryland, Inc. Bell Atlantic - Maryland, Inc. expects some loss of market share as a result of this decision.

 The ability of IXCs to offer intrastate intraLATA long-distance service is subject to state regulation. Currently, such competition is permitted in Pennsylvania, Delaware, Maryland and West Virginia. Competition from long-distance companies has resulted in a decline in toll service revenues, such as WATS and private line services, as the IXCs have the ability to offer both intraLATA and interLATA long-distance services at more competitive prices. In New Jersey, the Board of Regulatory Commissioners (BRC) initiated a proceeding to consider whether, and under what terms, to permit intraLATA toll service competition. In May 1994, parties participating in this proceeding reached a settlement that, if approved by the BRC, would permit intraLATA toll services by dialing an access code, beginning July 1, 1994, and would give Bell Atlantic - New Jersey, Inc. substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In September 1994, the BRC is expected to commence a further proceeding to examine issues of intraLATA toll service competition in New Jersey including whether, and under what terms and conditions, presubscription should be authorized, and to address the issue of subsidies embodied in rates. An order on presubscription in New Jersey is expected in December 31, 1995. The Virginia State Corporation Commission is considering whether, and under what terms, to permit intraLATA toll service competition in Virginia.

 Regulatory Accounting

 The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

 Other Matters

   Environmental Issues
   --------------------

 The Company is subject to a number of environmental matters as a result of the operations of its subsidiaries and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the telephone subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

 The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

   Subsequent Events
   -----------------

 On April 29, 1994, the Company sold substantially all of the assets of TriCon Capital Corporation (other than leveraged lease and project finance portfolios) to GFC Financial Corporation for $344.3 million in cash and approximately $1.4 billion in notes receivable, plus the assumption of approximately $81 million of liabilities by the purchaser. The Company expects to report an immaterial gain as a result of this transaction. Future periods will no longer include a significant portion of revenues and expenses from this business. Revenues and expenses related to the portion of the business that was sold were approximately $53 million and $45 million, respectively, for the three months ended March 31, 1994 and approximately $56 million and $50 million, respectively, for the three months ended March 31, 1993. Such amounts are included in the Company's Financial, Real Estate, and Other Services industry segment.

 On April 22, 1994, the Company announced that it had entered into a definitive agreement for the sale of one of its software development subsidiaries. This sale is expected to close during the second quarter of 1994. This transaction is not expected to have a material effect on the Company's future results of operations.

 Financial Condition

 Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, business development, and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt or equity financing may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines. The Company determines the appropriateness of the level of its dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal requirements of the Company and the expectations of shareowners.

 As of March 31, 1994, the Company and its subsidiaries had in excess of $1.5 billion of unused bank lines of credit and shelf registrations for the issuance of up to $2.0 billion of unsecured debt securities.

 During the first quarter of 1994, as in the past, the Company's primary source of funds continued to be cash generated from operations. Operating income growth and savings on interest costs contributed to cash provided from operations of $670.3 million for the three months ended March 31, 1994. Cash provided by operations decreased $390.1 million versus the corresponding period last year due chiefly to cash payments in the first quarter of 1994 related to significant purchases made late in the fourth quarter of 1993. In addition, a change in a New Jersey tax law required the Company to make an accelerated tax payment of approximately $99 million in the first quarter of 1994.

 Cash proceeds from investing activities in the first quarter of 1994 included $67.4 million resulting from a capital reduction plan by Telecom in which 20% of Telecom's outstanding shares were canceled on a pro rata basis and shareholders received one New Zealand Dollar for each share canceled. Telecom's capital reduction did not change the Company's ownership percentage of Telecom.

 The primary use of capital resources in the first quarter of 1994 continued to be capital expenditures. The Company invested approximately $380 million in the three months ended March 31, 1994 in the telephone subsidiaries' network.

 In January 1994, the Company invested approximately $5.9 million as a member of the Omnitel-Pronto Italia consortium that was awarded the second cellular license in Italy in March 1994.

 The Company's debt ratio was 54.6% at both March 31, 1994 and December 31, 1993. The debt offerings of the telephone subsidiaries and Bell Atlantic Financial Services, Inc. have been accorded high ratings by primary bond rating agencies.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 Item 6. Exhibits and Reports on Form 8-K
         --------------------------------

 (a) Exhibits:
 Exhibit Number

 11  Computation of Per Common Share Earnings.
 12  Computation of Ratio of Earnings to Fixed Charges.

 (b) Reports on Form 8-K filed during the quarter ended March 31, 1994:

 A Current Report on Form 8-K, dated January 20, 1994, was filed reporting on
 Item 5 (Other Events) certain matters pertaining to the proposed merger with Tele-Communications, Inc. (TCI) and Liberty Media Corporation (Liberty).

 A Current Report on Form 8-K, dated January 21, 1994, was filed regarding the Company's 1993 financial results. The report contained unaudited condensed consolidated statements of income for the three months and years ended December 31, 1993 and 1992.

 A Current Report on Form 8-K, dated February 1, 1994, was filed reporting on
 Item 5 (Other Events) the status of the negotiations concerning the proposed merger with TCI and Liberty.

 A Current Report on Form 8-K, dated February 14, 1994, was filed reporting on
 Item 5 (Other Events) the status of the negotiations concerning the proposed merger with TCI and Liberty.

 A Current Report on Form 8-K, dated February 24, 1994, was filed reporting on
 Item 5 (Other Events) that the Company, TCI, and Liberty, had terminated their merger negotiations.

 A Current Report on Form 8-K, dated March 22, 1994, was filed reporting on Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that the Company had increased the per share amount of its quarterly dividend.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BELL ATLANTIC CORPORATION



 Date:  May 12, 1994                          By /s/ William O. Albertini
                                                 ------------------------
                                                  William O. Albertini
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)





 UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.