Form 10-Q
period 1994-06-30
BELL ATLANTIC CORP
filed 1994-08-15
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                         Commission file number 1-8606

                           Bell Atlantic Corporation
             (Exact name of registrant as specified in its charter)

                   Delaware                            23-2259884
           (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


           1717 Arch Street
      Philadelphia, Pennsylvania                           19103
     (Address of principal executive offices)           (Zip Code)


                 Registrant's telephone number (215) 963-6000

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

   At July 31, 1994, 436,137,984 shares of the registrant's Common Stock were outstanding, after deducting 184,882 shares held in treasury.

================================================================================

                               TABLE OF CONTENTS

Item No.                                                                    Page
- - --------                                                                    ----

   Part I. Financial Information

1. Financial Statements

   Condensed Consolidated Statements of Income
      For the three months and six months ended June 30, 1994 and 1993 ...   2-3

   Condensed Consolidated Balance Sheets
      June 30, 1994 and December 31, 1993 ................................   4-5

   Condensed Consolidated Statements of Cash Flows
      For the six months ended June 30, 1994 and 1993 ....................     6

   Notes to Condensed Consolidated Financial Statements ..................  7-10

2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations ................................ 11-20


   Part II. Other Information

1. Legal Proceedings .....................................................    21

4. Submission of Matters to a Vote of Security Holders ................... 21-22

5. Other Information .....................................................    22

6. Exhibits and Reports on Form 8-K ......................................    23

          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                               Three months
                                                              ended June 30,
                                                              --------------
                                                             1994       1993
                                                             ----       ----
OPERATING REVENUES
Communications and Related Services
 Network Services
  Local service....................................        $1,315.0   $1,261.3
  Network access...................................           783.7      764.5
  Toll service.....................................           401.8      386.5
  Directory advertising, billing services and other           441.4      429.1
  Provision for uncollectibles.....................           (35.9)     (39.2)
 Other Communications and Related Services.........           418.5      313.0
Financial, Real Estate, and Other Services.........            69.6      104.9
                                                           --------   --------
                                                            3,394.1    3,220.1
                                                           --------   --------
OPERATING EXPENSES
Employee costs, including benefits and taxes.......         1,028.8      998.0
Depreciation and amortization......................           649.1      638.1
Other..............................................           918.7      831.8
                                                           --------   --------
                                                            2,596.6    2,467.9
                                                           --------   --------
OPERATING INCOME...................................           797.5      752.2
Other Income and Expense, Net......................            52.8         .7
Interest Expense, excluding Financial Services.....           140.3      160.2
                                                           --------   --------

INCOME BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY ITEM......................           710.0      592.7
Provision for Income Taxes.........................           294.6      207.2
                                                           --------   --------

INCOME BEFORE EXTRAORDINARY ITEM...................           415.4      385.5

EXTRAORDINARY ITEM
Early Extinguishment of Debt, Net of Tax...........             --       (22.9)
                                                           --------   --------
NET INCOME.........................................        $  415.4   $  362.6
                                                           ========   ========
PER COMMON SHARE
- - ----------------
INCOME BEFORE EXTRAORDINARY ITEM...................        $    .95   $    .88
EXTRAORDINARY ITEM.................................             --        (.05)
                                                           --------   --------
NET INCOME.........................................        $    .95   $    .83
                                                           ========   ========
Cash Dividends.....................................        $    .69   $    .67
                                                           ========   ========
Weighted Average Number of Common Shares
 and Equivalent Shares Outstanding (in millions)...           437.1      435.8
                                                           ========   ========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                               Six months
                                                             ended June 30,
                                                            ---------------
                                                           1994          1993
                                                           ----          ----
OPERATING REVENUES
Communications and Related Services
 Network Services
  Local service....................................     $2,598.8      $2,496.9
  Network access...................................      1,587.6       1,518.5
  Toll service.....................................        813.1         776.0
  Directory advertising, billing services and other        870.9         845.8
  Provision for uncollectibles.....................        (82.3)        (77.2)
 Other Communications and Related Services.........        803.3         599.2
Financial, Real Estate, and Other Services.........        175.9         224.2
                                                        --------      --------
                                                         6,767.3       6,383.4
                                                        --------      --------
OPERATING EXPENSES
Employee costs, including benefits and taxes.......      2,076.7       1,972.0
Depreciation and amortization......................      1,297.7       1,238.2
Other..............................................      1,846.6       1,703.5
                                                        --------      --------
                                                         5,221.0       4,913.7
                                                        --------      --------
OPERATING INCOME...................................      1,546.3       1,469.7
Other Income and Expense, Net......................         66.6          33.8
Interest Expense, excluding Financial Services.....        283.8         319.4
                                                        --------      --------
INCOME BEFORE PROVISION FOR INCOME
 TAXES, EXTRAORDINARY ITEM, AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES.............................      1,329.1       1,184.1
Provision for Income Taxes.........................        517.8         426.4
                                                        --------      --------
INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES.............................        811.3         757.7
                                                        --------      --------
EXTRAORDINARY ITEM
Early Extinguishment of Debt, Net of Tax...........         (6.7)        (46.1)
                                                        --------      --------
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES
Income Taxes......................................           --           65.2
Postemployment Benefits, Net of Tax...............           --          (85.0)
                                                        --------      --------
                                                             --          (19.8)
                                                        --------      --------
NET INCOME........................................      $  804.6      $  691.8
                                                        ========      ========
PER COMMON SHARE
- - ----------------
INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES.........................      $   1.86      $   1.74
EXTRAORDINARY ITEM................................          (.02)         (.11)
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES............................            --          (.04)
                                                        --------      --------
NET INCOME........................................      $   1.84      $   1.59
                                                        ========      ========
Cash Dividends....................................      $   1.38      $   1.34
                                                        ========      ========
Weighted Average Number of Common Shares
 and Equivalent Shares Outstanding (in millions)..         437.2         435.7
                                                        ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                             (Dollars in Millions)

                                     ASSETS
                                     ------

                                                            June 30,    December 31,
                                                             1994          1993
                                                             ----          ----

CURRENT ASSETS
Cash and cash equivalents...............................  $   252.9     $   146.1
Short-term investments..................................         --           8.5
Accounts receivable, net of allowances of $174.0 and
 $192.6.................................................    2,233.9       2,135.7
Notes and finance lease receivables, net................      530.2         626.6
Inventories.............................................      271.2         250.9
Prepaid expenses........................................      556.0         452.4
Deferred charges and other..............................      275.0         250.6
                                                          ---------     ---------
                                                            4,119.2       3,870.8
                                                          ---------     ---------

PLANT, PROPERTY AND EQUIPMENT...........................   33,082.3      32,329.9
Less accumulated depreciation...........................   12,934.0      11,964.0
                                                          ---------     ---------
                                                           20,148.3      20,365.9
                                                          ---------     ---------

EQUIPMENT UNDER OPERATING LEASES, NET...................       32.7         199.3

NOTES AND FINANCE LEASE RECEIVABLES, NET................    1,306.9       1,888.4

INVESTMENTS IN AFFILIATES...............................    1,430.9       1,394.7

OTHER ASSETS............................................    1,647.6       1,825.1
                                                          ---------     ---------

TOTAL ASSETS............................................  $28,685.6     $29,544.2
                                                          =========     =========


    See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                             (Dollars in Millions)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                      June 30,      December 31,
                                                        1994            1993
                                                        ----            ----
CURRENT LIABILITIES
Debt maturing within one year...................     $ 2,151.0       $ 2,677.3
Accounts payable................................       1,686.0         2,134.9
Accrued expenses................................         458.5           434.9
Other...........................................         874.8           876.8
                                                     ---------       ---------
                                                       5,170.3         6,123.9
                                                     ---------       ---------

LONG-TERM DEBT..................................       6,993.2         7,206.2
                                                     ---------       ---------

EMPLOYEE BENEFIT OBLIGATIONS....................       3,503.4         3,396.0
                                                     ---------       ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................       2,828.0         2,913.5
Unamortized investment tax credits..............         417.3           447.2
Other...........................................       1,192.5         1,233.0
                                                     ---------       ---------
                                                       4,437.8         4,593.7
                                                     ---------       ---------

PREFERRED STOCK OF SUBSIDIARY...................          85.0            --
                                                     ---------       ---------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value;
 none issued)...................................           --             --
Common stock ($1 par value; 436,306,344 shares
 and 436,130,185 shares issued).................         436.3           436.1
Common stock issuable (139,348 shares and
 142,068 shares)................................            .1              .1
Contributed capital.............................       5,424.5         5,415.2
Reinvested earnings.............................       3,300.9         3,093.6
Foreign currency translation adjustment.........         (46.5)          (83.9)
                                                     ---------       ---------
                                                       9,115.3         8,861.1
Less common stock in treasury, at cost..........           9.2             2.4
Less deferred compensation-employee stock
 ownership plans................................         610.2           634.3
                                                     ---------       ---------
                                                       8,495.9         8,224.4
                                                     ---------       ---------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT...     $28,685.6       $29,544.2
                                                     =========       =========


           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                                 Six months
                                                               ended June 30,
                                                               ---------------
                                                              1994        1993
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................       $   804.6   $   691.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization....................         1,297.7     1,238.2
  Extraordinary item related to early
   extinguishment of debt, net of tax benefit......             6.7        46.1
  Cumulative effect of changes in accounting
   principles......................................              --        19.8
  Other items, net.................................           (64.0)      (37.6)
  Changes in certain assets and liabilities, net
   of effects from
   acquisition/disposition of businesses...........          (512.4)      (95.9)
                                                          ---------   ---------
Net cash provided by operating activities..........         1,532.6     1,862.4
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............             8.5        34.0
Additions to plant, property and equipment.........        (1,037.8)     (982.0)
Proceeds from sale of plant, property and
 equipment.........................................             7.1         1.1
Additions to equipment under operating leases......            (5.7)      (42.7)
Proceeds from sale of equipment under operating
 leases............................................            17.0        29.2
Additions to notes and finance lease receivables...          (735.8)     (810.5)
Proceeds from sales related to notes and finance
 lease receivables.................................            19.2        28.6
Principal payments received under notes and
 finance lease receivables.........................           668.6       717.5
Acquisition of businesses, less cash acquired......              --      (127.1)
Proceeds from sale of ownership interest in
 Telecom Corporation of New Zealand Limited........              --       145.5
Proceeds from Telecom Corporation of New Zealand
 Limited capital reduction plan....................            67.4          --
Investment in joint ventures.......................           (20.1)         --
Proceeds from disposition of businesses............           903.5          --
Other, net.........................................           (13.4)        6.3
                                                          ---------   ---------
Net cash used in investing activities..............          (121.5)   (1,000.1)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...........................           249.5     1,554.3
Principal repayments of borrowings and capital
 lease obligations.................................          (472.2)     (314.8)
Early extinguishment of debt and related call
 premium...........................................          (362.0)   (1,376.0)
Net change in short-term borrowings with original
 maturities of three months or less................          (148.3)     (205.7)
Dividends paid.....................................          (593.2)     (573.2)
Proceeds from sale of common stock.................             5.0         7.2
Purchase of common stock for treasury..............            (8.7)         --
Net change in outstanding checks drawn on
 controlled disbursement accounts..................           (59.4)     (138.6)
Proceeds from sale of preferred stock by subsidiary            85.0          --
                                                          ---------   ---------
Net cash used in financing activities..............        (1,304.3)   (1,046.8)
                                                          ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...           106.8      (184.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....           146.1       296.0
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........       $   252.9   $   111.5
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

2. Shareowners' Investment
   -----------------------

                                                                          (Dollars in Millions)
                                                                           -------------------
                                                                                              Foreign
                                                          Common                              Currency                  Deferred
                                                 Common    Stock   Contributed  Reinvested   Translation   Treasury   Compensation
                                                  Stock   Issuable   Capital     Earnings    Adjustment      Stock        ESOPs
                                                 ---------------------------------------------------------------------------------
Balance, December 31, 1993....................    $436.1      $.1     $5,415.2    $3,093.6        $(83.9)     $ 2.4         $634.3
Net income....................................                                       804.6
Dividends declared on common stock............                                      (601.9)
Acquisition...................................                                                                 (1.2)
Purchase of common stock for treasury.........                                                                  8.7
Common stock distributed in connection
  with stock incentive plans..................        .2                   9.3         (.2)                     (.7)
Foreign currency translation adjustment, net..                                                      37.4
Reduction of ESOP obligations.................                                                                               (24.1)
Tax benefit of dividends paid to ESOPs........                                         4.8
                                                 -------      ---     --------    --------        ------      -----         ------
Balance, June 30, 1994........................    $436.3      $.1     $5,424.5    $3,300.9        $(46.5)     $ 9.2         $610.2
                                                 =======      ===     ========    ========        ======      =====         ======

During the six months ended June 30, 1994, the Company distributed 22,786 treasury shares pursuant to an acquisition agreement entered into in 1992 and 2,720 treasury shares under the terms of an acquisition in 1993 of a permit for the construction of a cellular telephone system. During the same period, the Company repurchased 173,729 shares of its common stock for treasury and distributed 13,300 treasury shares in connection with stock incentive plans.

3. Long-Term Debt - Bell Atlantic Financial Services, Inc.
   -------------------------------------------------------

Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $700.1 million at June 30, 1994) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the consolidated financial statements of Bell Atlantic was approximately $5 billion at June 30, 1994.

4. Extraordinary Item
   ------------------

Costs associated with the early extinguishment of debentures called by the Company's telephone subsidiaries reduced net income by $22.9 million (net of an income tax benefit of $13.0 million) for the three months ended June 30, 1993, and by $6.7 million (net of an income tax benefit of $3.6 million) and $46.1 million (net of an income tax benefit of $28.9 million) for the six months ended June 30, 1994 and 1993, respectively.

5. Sale of Leasing Business
   ------------------------

On April 30, 1994, the Company sold the assets of Bell Atlantic TriCon Leasing Corporation, except for leveraged lease and project finance portfolios, to GFC Financial Corporation. The sale price, which is subject to post-closing adjustments, consisted of $344.2 million in cash and $1,428.1 million in notes receivable, plus the assumption of $81.0 million of liabilities by the purchaser. The Company recorded a pretax gain of $38.5 million as a result of this transaction.

6. Sale of Preferred Stock by Subsidiary
   -------------------------------------

On June 2, 1994, Bell Atlantic New Zealand Holdings, Inc. (BANZHI), a subsidiary of the Company, issued 850,000 shares of Series A Preferred Stock at a price per share of $100 with a dividend rate of $7.08 per share per annum, pursuant to a private placement. The preferred stock is subject to mandatory redemption on May 1, 2004 at a redemption price per share of $100. BANZHI and another subsidiary of the Company indirectly own the Company's investment in Telecom Corporation of New Zealand Limited.

7. Joint Venture Agreement
   -----------------------

On June 29, 1994, the Company and NYNEX Corporation executed a Joint Venture Formation Agreement, which sets forth the terms and conditions under which the parties intend to combine their domestic cellular properties and bid jointly in the forthcoming Federal Communications Commission auctions for personal communications licenses. The Joint Venture Formation Agreement has been filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1994. The transaction is subject to receipt of regulatory approvals and various other conditions to closing. The parties expect to close the transaction in the second quarter of 1995.

8. Restatement
   -----------

Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), effective January 1, 1993.

9.  Subsequent Events
    -----------------

     Discontinued Application of Statement No. 71

The Company's telephone subsidiaries have historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain
Types of Regulation" (Statement No. 71).   Under Statement No. 71, as a result
of actions of regulators, the telephone subsidiaries have depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

On August 15, 1994, the Company announced (see Part II - Other Information, Item
5) that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to various forms of incentive regulation in all jurisdictions contributed to the determination that the continued application of Statement No. 71 is inappropriate.

The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $2.0 billion to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $145 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $3.5 billion. The telephone subsidiaries' accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulator-approved asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:

                                  Average Lives (in years)
                             -------------------------------
                             Regulator-Approved   Estimated
                                Asset Lives      Asset Lives
                             ------------------  -----------
             Digital Switch        17 - 19           12
             Digital Circuit       11 - 13         9 - 11
             Conduit               50 - 60           50
             Copper Cable          20 - 30        14 - 19
             Fiber Cable           20 - 30        20 - 25

     -----------------------------

     Employee Benefits

On August 15, 1994, the Company also announced (see Part II - Other Information,
Item 5) that it will record a pretax charge of approximately $162 million in the third quarter of 1994, as required by Statement No. 112, to recognize the benefit costs for the separation of employees who are entitled to benefits under preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date for employees who are expected to receive separation payments in the future. The Company expects to separate a total of 5,600 management and associate employees through 1997. The separation benefit costs associated with this workforce reduction are included in the charge. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups.

     Investment in Grupo Iusacell, S.A. de C.V.

In August 1994, Bell Atlantic increased its economic interest in Grupo Iusacell, S.A. de C.V. (Iusacell) from 21% to approximately 42% through the purchase of 166,769,760 Series D shares and 38,792,690 Series L shares of Iusacell from interests owned by the Peralta family for an aggregate purchase price of $524.0 million. Substantially all of this additional investment exceeded the recorded value of the proportionate share of the underlying net assets and will be amortized by the straight-line method over a period of 25 years. In June 1994, Iusacell completed a public offering of Series D and Series L shares, representing approximately 10% of its capital stock. The Peralta family owns approximately a 48% economic interest in Iusacell representing 52% of the voting rights pertaining to Iusacell stock. Shares held by Bell Atlantic represent approximately 44% of the voting rights pertaining to Iusacell stock.

10.  Reclassifications
     -----------------

Certain reclassifications of prior years' data have been made to conform to 1994 classifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Results of Operations

Net income for the three months ended June 30, 1994 increased $52.8 million or 14.6% from the corresponding period in 1993. Second quarter earnings per share were $.95, representing a 14.5% increase over second quarter 1993. Results for the second quarter of 1994 included a charge of $.04 per share for the effects of carrying costs, and equity and foreign exchange losses, related to the Company's investment in Grupo Iusacell, S.A. de C.V. (Iusacell). Results for the second quarter of 1993 included an extraordinary charge, net of tax, of $22.9 million, or $.05 per share, for the early extinguishment of debt and an after-tax charge of $17.0 million, or $.04 per share, for the disposition of certain non-strategic businesses.

Net income for the six months ended June 30, 1994 increased $112.8 million or 16.3% from the same period last year. Earnings per share were $1.84, representing a 15.7% increase over the first half of 1993. Earnings for the first half of 1994 included $6.7 million, or $.02 per share, for the early extinguishment of debt and a charge of $.06 per share for certain costs associated with the Company's investment in Iusacell. Results for the first half of 1993 included the cumulative effects of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In addition, earnings for the first six months of 1993 included an extraordinary charge, net of tax, of $46.1 million, or $.11 per share, for the early extinguishment of debt, and the aforementioned 1993 charge associated with the disposition of certain non-strategic businesses.

On April 30, 1994, the Company sold the assets of Bell Atlantic TriCon Leasing Corporation (TriCon), except for the leveraged lease and project finance portfolios, to GFC Financial Corporation (See Note 5 to the Condensed Consolidated Financial Statements). The Company recognized a pretax gain of $38.5 million as a result of this transaction. Future periods will no longer include a significant portion of revenues and expenses from this leasing business. Revenues and expenses related to the portion of the portfolio that was sold were $245.3 million and $191.6 million, respectively, for the year ended December 31, 1993, and $71.6 million and $60.7 million, respectively, for the four months ended April 30, 1994.

These and other items affecting the comparison of operating results are discussed in the following sections.

Operating Revenues
- - ------------------

Total operating revenues for the second quarter of 1994 increased $174.0 million or 5.4%, while year-to-date operating revenues increased $383.9 million or 6.0%, from the corresponding periods last year.

The change in operating revenues was comprised of the following:

                                                Period Ended June 30,
                                                    1994 vs. 1993
                                                ----------------------
                                                  Three        Six
                                                  Months      Months
                                                ----------  ----------
                                                 Increase (Decrease)
                                                (Dollars in Millions)
Communications and Related Services
 Network Services
  Local service                                   $ 53.7       $101.9
  Network access                                    19.2         69.1
  Toll service                                      15.3         37.1
  Directory advertising, billing services and
   other                                            12.3         25.1
  Provision for uncollectibles                       3.3         (5.1)
 Other Communications and Related Services         105.5        204.1
Financial, Real Estate, and Other Services         (35.3)       (48.3)
                                                  ------       ------
                                                  $174.0       $383.9
                                                  ======       ======

Local service revenues are earned by the telephone subsidiaries from the provision of local exchange, local private line, and public telephone services. Local service revenues for the second quarter and first half of 1994 increased $53.7 million or 4.3%, and $101.9 million or 4.1%, respectively, compared with the same periods in 1993. The increases resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at June 30, 1994 increased 2.8% from June 30, 1993. Revenues from value-added central office services offered by the telephone subsidiaries increased approximately $15 million or 14.5% in the second quarter of 1994 and approximately $32 million or 15.8% in the first six months of 1994 over the same periods last year.

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

Network access revenues increased $19.2 million or 2.5% and $69.1 million or 4.6%, respectively, over the corresponding second quarter and first half of the prior year. Access minutes of use for the three and six month periods ended June 30, 1994 were higher than the corresponding periods of 1993 by 7.8% and 9.3%, respectively, due to the effect of a recovering economy throughout the first six months of 1994. The effect of inclement weather conditions in the region during the first quarter of 1994 also contributed to higher volume growth in the six month period. Revenues for the six month period were further increased by lower support payments to the National Exchange Carrier Association
(NECA) interstate common line pool. These revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates, which became effective July 1, 1994. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

Toll service revenues increased $15.3 million or 4.0% over the second quarter of
1993, and increased $37.1 million or 4.8% over the first half of 1993.   Toll
message volumes (including messages from optional calling plans) for the three and six month periods ended June 30, 1994 grew 2.7% and 4.5%, respectively, over the comparable periods last year. Toll message volumes were higher due to the effect of a recovering economy throughout the first six months of 1994. Volume growth in the six month period was further boosted by the effect of harsh weather conditions during the first quarter of 1994. Growth-related message toll service revenue increases were partially offset by declines in revenues from WATS and private line services, principally due to competitive pressures.

Other Network Services revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, and certain nonregulated enhanced network services. Other Network Services revenues increased $12.3 million or 2.9% and $25.1 million or 3.0% compared with the corresponding
quarter and first half of 1993.   Directory advertising revenues were $7.0
million or 2.7% and $15.7 million or 3.0% higher than the corresponding periods of the prior year. Premises services revenues increased $10.3 million or 14.5% and $15.9 million or 11.7% over the same periods of 1993 principally as a result of higher business volumes. Revenues from voice messaging services, primarily Answer Call, were approximately $5 million higher in the second quarter of 1994 and approximately $10 million higher year-to-date, as compared with the corresponding periods last year. These increases were partially offset by lower facilities rental revenues and the effect of billing adjustments in both the prior and current years.

The provision for uncollectibles decreased $3.3 million or 8.4% for the three month period ended June 30, 1994, and increased $5.1 million or 6.6% year-to-date, over the comparable periods in 1993. The year-to-date increase includes a $9.9 million charge related to prior year fraudulent calling card toll calls made through IXCs.

Other Communications and Related Services includes revenues from the Company's domestic and international operations in wireless communications, computer maintenance, software development and support, systems integration, and telecommunications consulting. Revenues from these sources grew $105.5 million or 33.7% over the second quarter of 1993 and $204.1 million or 34.1% over the corresponding first six months. The continued growth of the Company's cellular customer base was the primary reason for increases in cellular operations revenues of $69.1 million or 37.1% and $139.7 million or 40.0% over the respective three and six month periods of the prior year. Volume-related increases in the Company's third-party computer maintenance business of $19.7 million or 19.8% and $40.0 million or 20.7% in the second quarter and first six months of 1994, respectively, also contributed to the increase in revenues. Revenue growth of approximately $24 million and $43 million from network systems integration operations in the second quarter of 1994 and year-to-date, respectively, was partially offset by lower revenues in the software development businesses due to the disposition of two business units at the end of 1993 and the disposition of a third subsidiary in May 1994.

Due to the restructuring of the New York SMSA Limited Partnership agreement between Bell Atlantic Mobile Systems (BAMS) and NYNEX Mobile Communications Company on May 1, 1994, other communications and related services revenues no longer include cellular revenues associated with BAMS' reseller operation in the New York-Northern New Jersey SMSA. Beginning in May 1994, these revenues are accounted for using the equity method and are reflected in other income and expense. This change is not expected to have a significant impact on future operating revenues.

Financial, Real Estate, and Other Services includes revenues from the Company's domestic and international operations in diversified leasing, computer leasing, real estate, and liquefied petroleum gas distribution. The three and six month revenues decreased $35.3 million or 33.7% and $48.3 million or 21.5%, respectively, over the same periods in 1993, primarily as a result of the Company's decreased emphasis on computer leasing and the April 1994 sale of the majority of the leasing portfolio owned by TriCon. This decreasing revenue trend is expected to continue throughout 1994.

 Operating Expenses
 ------------------

Total operating expenses for the second quarter and first half of 1994 increased $128.7 million or 5.2% and $307.3 million or 6.3%, respectively, from the corresponding periods last year.

The increase in operating expenses was comprised of the following:

                                 Period Ended June 30,
                                     1994 vs. 1993
                                 ---------------------
                                   Three       Six
                                   Months     Months
                                 ---------- ----------
                                 (Dollars in Millions)
Employee costs                     $ 30.8     $104.7
Depreciation and amortization        11.0       59.5
Other operating expenses             86.9      143.1
                                   ------     ------
                                   $128.7     $307.3
                                   ======     ======

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Employee costs increased $30.8 million or 3.1% and $104.7 million or 5.3% in the second quarter of 1994 and year-to-date, respectively, due to a combination of salary and wage increases, increased overtime, higher benefit costs, and an increase in the number of employees at certain nonregulated subsidiaries. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter storm conditions throughout the region contributed to the increase in employee costs in the first half of the year. These expense increases were offset in part by lower force levels at the telephone subsidiaries compared with the same periods in the prior year.

On August 15, 1994, the Company announced (see Part II - Other Information, Item
5) that it will record a pretax charge of approximately $162 million in the third quarter of 1994, as required by Statement No. 112, to recognize the benefit costs for the separation of employees who are entitled to benefits under preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date for employees who are expected to receive separation payments in the future. The Company expects to separate a total of 5,600 management and associate employees through 1997. The separation benefit costs associated with this workforce reduction are included in the charge.
These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

Depreciation and amortization expense increased $11.0 million or 1.7% and $59.5 million or 4.8% compared with the second quarter and first six months of 1993, respectively, due to growth in the levels of depreciable telephone and cellular plant and the effect of represcribed depreciation rates at several of the telephone subsidiaries, which became effective in the second and third quarters of 1993. These increases were partially offset by a reduction in depreciation and amortization expense at the financial services companies due to the decreased emphasis on computer leasing and the April 1994 sale of a substantial portion of TriCon's assets.

Other operating expenses increased $86.9 million or 10.4% and $143.1 million or 8.4%, respectively, during the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. These increases resulted principally from higher volumes of business-related expenses at the Company's network services, cellular, computer maintenance and network systems integration subsidiaries, as well added expenses for video services development. Additionally, in the first quarter of 1994, the Company recorded a charge of approximately $13 million for legal, consulting and investment banking fees incurred in connection with the proposed merger between the Company, Tele-Communications, Inc. and Liberty Media Corporation, which was terminated. The total effect of these increases was partially offset by lower expenses in the software development businesses due to the disposition of several business units, and lower expenses in the financial services businesses due principally to the April 1994 sale of TriCon.

In connection with the aforementioned restructuring of the New York SMSA Limited Partnership agreement between BAMS and NYNEX Mobile Communications Company on May 1, 1994, other operating expenses no longer include cellular expenses associated with BAMS' reseller operation in the New York-Northern New Jersey SMSA. Beginning in May 1994, these expenses are accounted for using the equity method and are reflected in other income and expense. This change is not expected to have a significant impact on future operating expenses.

 Other Income and Expense
 ------------------------

Other income and expense includes equity income and losses and goodwill amortization related to the Company's investments in unconsolidated businesses, interest and dividend income, and gains and losses from the disposition of assets and investments. The Company reported other income and expense of $52.8 million for the second quarter of 1994 and $13.8 million for the first quarter of 1994. In 1993, other income and expense for the comparable periods was $.7 million and $33.1 million, respectively.

The second quarter of 1994 includes a pretax gain of $38.5 million related to the April 1994 sale of TriCon. Other income in 1994 also reflects improved operating results from the Company's unconsolidated wireless businesses and its investment in Telecom Corporation of New Zealand Limited (Telecom), offset in part by certain charges associated with the Company's Iusacell investment.

The second quarter of 1993 included a $25.8 million pretax charge associated with the disposition of certain non-strategic businesses. The first quarter of 1993 included a pretax gain of $63.0 million for the private sale of a portion of the Telecom investment and a pretax charge of approximately $42 million representing the Company's share of nonrecurring charges taken by Telecom.

   Interest Expense, excluding Financial Services
   ----------------------------------------------

Interest expense decreased $19.9 million or 12.4% and $35.6 million or 11.1% compared with the second quarter and first half of 1993, respectively, due mainly to the effect of long-term debt refinancings at the telephone and real estate subsidiaries and lower interest costs associated with a reduction in the Telecom acquisition-related debt.

 Income Taxes
 ------------

The provision for income taxes increased $87.4 million or 42.2% and $91.4 million or 21.4% during the three and six months ended June 30, 1994 compared with the same periods in 1993.

The Company's effective income tax rates were 41.5% and 39.0% for the three and six month periods ended June 30, 1994 compared with 35.0% and 36.0% for the corresponding periods last year. The higher effective tax rates in 1994 were principally the result of recording an adjustment in the second quarter of 1994 to the provision for deferred state income taxes on the remaining leveraged lease portfolio of TriCon, the increase in the federal income tax rate from 34% to 35%, and the effects of certain foreign investments which reduced consolidated income without providing corresponding tax benefits.

 Extraordinary Item
 ------------------

During the first half of 1994, the Company called $250 million of long-term debentures at one of the telephone subsidiaries, which were refinanced at more favorable interest rates. As a result of the early retirement of this debt, the Company incurred after-tax charges of $6.7 million. For the six months ended June 30, 1993, the Company incurred charges of $46.1 million for the early retirement of debt. The debt refinancing in 1994 is expected to reduce interest costs on the refinanced debt by approximately $5 million annually.

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

Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services (and in most jurisdictions for intraLATA toll services) and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the telephone subsidiaries' local network.

The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the telephone subsidiaries, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by the regulatory commissions. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the telephone subsidiaries by these competitors.

The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities in businesses where it possesses core competencies. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses which will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the telecommunications, information services and entertainment industries include the development of broadband networks and expanding the Company's wireless service offerings.

On May 19, 1994, the Company announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

On June 29, 1994, the Company and NYNEX Corporation executed a Joint Venture Formation Agreement, which sets forth the terms and conditions under which the parties intend to combine their domestic cellular properties and bid jointly in the forthcoming FCC auctions for personal communications licenses. The Joint Venture Formation Agreement has been filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1994. The transaction is subject to receipt of regulatory approvals and various other conditions to closing. The parties expect to close the transaction in the second quarter of 1995.

Regulatory Environment

 Federal Regulation
 ------------------

Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. The Company and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

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

 State Regulation
 ----------------

State regulatory commissions are also addressing issues pertaining to competition for local exchange, local access and intraLATA toll services, alternative regulation plans and rates of return. Six of the seven state jurisdictions have operated under alternative regulation plans instead of traditional rate of return regulation. The seventh telephone subsidiary, Bell Atlantic - Pennsylvania, Inc., received approval on June 28, 1994 to implement an alternative regulation plan, which will replace rate base rate of return regulation and allow Bell Atlantic - Pennsylvania, Inc. to operate under a pure price cap plan with no sharing provisions.

Large competitors are seeking authority, or are likely to seek authority, from state commissions to offer competing local exchange services, such as dial tone and local usage in selected local telephone service areas of the telephone subsidiaries. In April 1994, the Maryland Public Service Commission approved an application from MFS-Intelenet of Maryland, Inc., a subsidiary of MFS Communications Company, Inc., for authority to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by Bell Atlantic - Maryland, Inc. In May 1994, SBC Media Ventures, Inc., an affiliate of Southwestern Bell Corporation, filed an application to provide local exchange service in Montgomery County, Maryland. A decision on this case is expected in 1995. Bell Atlantic - Maryland, Inc. expects some loss of market share as a result of these competitors offering local exchange services.

The ability of IXCs to offer intrastate intraLATA long-distance service is subject to state regulation. Currently, such competition is permitted in Pennsylvania, Delaware, Maryland and West Virginia. In New Jersey, IXCs were recently granted permission by the Board of Public Utilities (BPU) to compete for the provision of intraLATA toll services, beginning July 1, 1994. In September 1994, the BPU is expected to commence a further proceeding to examine issues of intraLATA toll service competition in New Jersey, including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in rates. An order on presubscription in New Jersey is expected by December 1995. In Pennsylvania, the Public Utility Commission commenced an investigation to determine whether presubscription for intraLATA toll services should be authorized. A similar investigation is currently being conducted by the Public Service Commission in Delaware. The Virginia State Corporation Commission is considering whether, and under what terms, to permit intraLATA toll competition in Virginia. Competition from long-distance companies has resulted in a decline in telephone subsidiary toll revenues, such as WATS and private line services, as the IXCs have the ability to offer both intraLATA and interLATA long-distance services at more competitive prices.

Other Matters

 Subsequent Events
 -----------------

 Discontinued Application of Statement No. 71

On August 15, 1994, the Company announced (see Part II - Other Information, Item
5) that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $2.0 billion to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $145 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $3.5 billion. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 9 to the Condensed
Consolidated Financial Statements).   It is expected that the use of the shorter
asset lives when applied to the reduced net asset base will result in increased depreciation expense for financial reporting purposes of approximately $34 million for the remainder of 1994. The ongoing impact on operating expense resulting from the elimination of the amortization of net regulatory assets is not expected to be significant in future periods. The telephone subsidiaries' accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

 Investment in Grupo Iusacell, S.A. de C.V.

In August 1994, Bell Atlantic increased its economic interest in Iusacell from 21% to approximately 42% through the purchase of 166,769,760 Series D shares and 38,792,690 Series L shares of Iusacell from interests owned by the Peralta family for an aggregate purchase price of $524.0 million. Substantially all of this additional investment exceeded the recorded value of the proportionate share of the underlying net assets and will be amortized by the straight-line method over a period of 25 years. In June 1994, Iusacell completed a public offering of Series D and Series L shares, representing approximately 10% of its capital stock. The Peralta family owns approximately a 48% economic interest in Iusacell representing 52% of the voting rights pertaining to Iusacell stock. Shares held by Bell Atlantic represent approximately 44% of the voting rights pertaining to Iusacell stock.

 Environmental Issues
 --------------------

The Company is subject to a number of environmental matters as a result of the operations of its subsidiaries and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the telephone subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency or third party defendants. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

Financial Condition

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, business development, and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt or equity financing may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines. The Company determines the appropriateness of the level of its dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal requirements of the Company and the expectations of shareowners. The one-time, non-cash initiatives announced on August 15, 1994 (see Part II - Other Information, Item 5) are not expected to have any impact on the determination of the level of dividend payments.

As of June 30, 1994, the Company and its subsidiaries had in excess of $2.1 billion of unused bank lines of credit and shelf registrations for the issuance of up to $2.0 billion of unsecured debt securities.

During the first half of 1994, as in the past, the Company's primary source of funds continued to be cash generated from operations. Operating income growth and savings on interest costs contributed to cash provided from operations of $1.53 billion for the six months ended June 30, 1994. Cash provided by operations decreased $329.8 million versus the corresponding period last year due chiefly to cash payments in the first half of 1994 related to significant purchases made late in the fourth quarter of 1993.

Cash proceeds from investing activities in the first half of 1994 included approximately $895 million from the TriCon sale. Additionally, the Company received $67.4 million resulting from a special capital reduction plan by Telecom in which 20% of Telecom's outstanding shares were canceled on a pro rata basis and shareholders received one New Zealand Dollar for each share canceled. Telecom's capital reduction did not change the Company's percentage ownership of Telecom.

The primary use of capital resources in the first half of 1994 continued to be capital expenditures and the payment of dividends. The Company invested approximately $875 million in the telephone subsidiaries' network during the six months ended June 30, 1994. Through June 30, 1994, the Company had invested approximately $20 million as a member of the Omnitel-Pronto Italia consortium that was awarded the second cellular license in Italy in March 1994.

On June 2, 1994, Bell Atlantic New Zealand Holdings, Inc. (BANZHI), a subsidiary of the Company, issued 850,000 shares of Series A Preferred Stock at a price per share of $100, with a dividend rate of $7.08 per share per annum, pursuant to a private placement resulting in a cash inflow from financing activities of $85.0 million. The preferred stock is subject to mandatory redemption on May 1, 2004 at a redemption price per share of $100. BANZHI and another subsidiary of the Company indirectly own the Company's investment in Telecom.

The Company's debt ratio was 51.8% at June 30, 1994, compared to 54.6% at December 31, 1993. The decrease in the debt ratio is due primarily to the reduction of debt associated with the TriCon sale and the repayment of debt at the telephone subsidiaries.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's 1994 Annual Meeting of Shareowners was held on April 29, 1994. At the meeting, the following items were submitted to a vote of the Shareowners:

         (a) Each of the following nominees was elected to serve on the Board of
             Directors:

         Name of Nominee          Votes Cast For  Votes Withheld
         ---------------          --------------  ---------------
         William W. Adams           338,364,237      6,128,483

         Thomas E. Bolger           338,338,072      6,154,648

         Frank C. Carlucci          338,301,886      6,190,834

         William G. Copeland        338,351,786      6,140,934

         James H. Gilliam, Jr.      338,336,538      6,156,182

         Thomas H. Kean             338,287,307      6,205,413

         John C. Marous, Jr.        338,306,410      6,186,310

         John F. Maypole            338,405,447      6,087,273

         Thomas H. O'Brien          338,384,766      6,107,954

         Rozanne L. Ridgway         338,331,975      6,160,745

         Raymond W. Smith           338,199,257      6,293,463

         Shirley Young              338,361,898      6,130,822

         (b) The appointment of Coopers & Lybrand as independent accountants of the Company for 1994 was ratified with 338,482,299 votes for, and 3,470,480 votes against.

         (c) A management proposal to amend the Bell Atlantic Stock Incentive Plan was approved with 302,385,567 votes for, 35,147,144 votes against and 6,960,009 abstentions.

         (d) A shareowner proposal regarding additional disclosure of executive officer compensation was defeated with 37,856,065 votes for, and 256,369,447 votes against.

         (e) A shareowner proposal regarding the amount of executive officer compensation was defeated with 38,103,943 votes for, and 255,471,707 votes against.

         (f) A shareowner proposal regarding creation of a health care reform committee of the Board of Directors was defeated with 22,871,664 votes for, and 268,265,009 votes against.

         (g) A shareowner proposal regarding increases to retiree pension benefits was defeated with 35,391 votes for, and 344,427,345 votes against.

              With respect to item (b) and items (d) through (g) above, abstentions and broker non-votes are not counted in the vote totals in accordance with the Company's by-laws and therefore have no effect on the vote. With respect to item (c) above, abstentions and broker non-votes are counted in the vote totals in accordance with Securities and Exchange Commission rules and have the same effect as a vote against.

Item 5.  Other Information
         -----------------
On August 15, 1994, the Company issued a press release announcing its plans to record, in the third quarter of 1994, after-tax charges of approximately $2.3 billion. The charges are comprised of a $2.15 billion non-cash, after-tax extraordinary charge related to the discontinuance of regulated accounting and the revaluation of telephone plant, a $100 million after-tax charge related to the recognition of the actuarially determined benefit costs for the separation of employees who are entitled to benefits under the Company's preexisting separation pay plans, and a $35 to $45 million after-tax charge related to the exiting of certain non-strategic investments. The charge for separation pay plans includes the benefit costs for approximately 5,600 network employees who, the Company has announced, will be separated through 1997. These charges will result in reported losses for the third quarter and for the year ending December 31, 1994. Additional information relating to the discontinuance of regulated accounting and the revaluation of telephone plant, and the workforce reduction is contained in Note 9 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:

         Exhibit Number

         11  Computation of Per Common Share Earnings.
         12  Computation of Ratio of Earnings to Fixed Charges.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1994:

         A Current Report on Form 8-K, dated April 20, 1994, was filed regarding the Company's first quarter 1994 financial results. This report contained unaudited condensed consolidated statements of income of the three months ended March 31, 1994 and 1993.

         A Current Report on Form 8-K, dated June 30, 1994, was filed reporting on Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) that the Company had entered into a Joint Venture Formation Agreement with NYNEX Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BELL ATLANTIC CORPORATION



Date: August 15, 1994            By /s/ William O. Albertini
                                   -------------------------
                                    William O. Albertini
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)