Form 10-Q
period 1994-09-30
BELL ATLANTIC CORP
filed 1994-11-14
CIK 732712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

            (Mark one)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from    to


                          Commission File No. 1-8606


                           BELL ATLANTIC CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                           23-2259884
- ------------------------                              -------------------
(State of incorporation)                               (I.R.S. Employer
                                                      Identification No.)

      1717 Arch Street
 Philadelphia, Pennsylvania                                  19103
- ---------------------------                           -------------------
  (Address of principal                                    (Zip Code)
    executive offices)

Registrant's telephone number,
  including area code:                                   215-963-6000
                                                      -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

At October 31, 1994, 436,210,747 shares of the registrant's Common Stock were outstanding, after deducting 184,882 shares held in treasury.

                               TABLE OF CONTENTS


Item No.                                                                  Page
- --------                                                                  ----
                    Part I. Financial Information

1. Financial Statements

   Condensed Consolidated Statements of Operations
    For the three and nine months ended September 30, 1994 and 1993....  2-3

   Condensed Consolidated Balance Sheets
    September 30, 1994 and December 31, 1993...........................  4-5

   Condensed Consolidated Statements of Cash Flows
    For the nine months ended September 30, 1994 and 1993..............   6

   Notes to Condensed Consolidated Financial Statements................  7-10

2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations................................ 11-23


                          Part II. Other Information

1. Legal Proceedings...................................................   24

6. Exhibits and Reports on Form 8-K....................................   24


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                           Three months ended
                                                              September 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------
OPERATING REVENUES
Communications and Related Services
 Network Services
  Local service........................................  $ 1,324.1    $1,276.7
  Network access.......................................      836.8       788.9
  Toll service.........................................      376.5       388.6
  Directory advertising, billing services and other....      432.5       435.4
  Provision for uncollectibles.........................      (40.0)      (39.3)
 Other Communications and Related Services.............      444.7       330.8
Financial, Real Estate, and Other Services.............       40.7       108.5
                                                         ---------    --------
                                                           3,415.3     3,289.6
                                                         ---------    --------
OPERATING EXPENSES
Employee costs, including benefits and taxes...........    1,236.2     1,036.6
Depreciation and amortization..........................      674.7       657.1
Other..................................................      913.4       875.2
                                                         ---------    --------
                                                           2,824.3     2,568.9
                                                         ---------    --------
OPERATING INCOME.......................................      591.0       720.7
Other Income and Expense, Net..........................        2.5        25.2
Interest Expense, excluding Financial Services.........      153.6       151.4
                                                         ---------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEMS...................................      439.9       594.5
Provision for Income Taxes.............................      164.2       207.8
                                                         ---------    --------

INCOME BEFORE EXTRAORDINARY ITEMS......................      275.7       386.7
                                                         ---------    --------

EXTRAORDINARY ITEMS
Discontinuation of Regulatory Accounting Principles,
 Net of Tax............................................   (2,150.0)         --
Early Extinguishment of Debt, Net of Tax...............         --        (8.2)
                                                         ---------    --------
                                                          (2,150.0)       (8.2)
                                                         ---------    --------

NET INCOME (LOSS)......................................  $(1,874.3)   $  378.5
                                                         =========    ========

PER COMMON SHARE
- ----------------
INCOME BEFORE EXTRAORDINARY ITEMS......................  $     .63    $    .89
EXTRAORDINARY ITEMS....................................      (4.92)       (.02)
                                                         ---------    --------
NET INCOME (LOSS)......................................  $   (4.29)   $    .87
                                                         =========    ========
Dividends declared.....................................  $     .69    $    .67
                                                         =========    ========
Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)...........      437.3       436.4
                                                         =========    ========



           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                           Nine months ended
                                                              September 30,
                                                           -----------------
                                                            1994       1993
                                                           ------     ------
OPERATING REVENUES
Communications and Related Services
 Network Services
  Local service........................................  $ 3,922.9    $3,773.6
  Network access.......................................    2,424.4     2,307.4
  Toll service.........................................    1,189.6     1,164.6
  Directory advertising, billing services and other....    1,303.4     1,281.2
  Provision for uncollectibles.........................     (122.3)     (116.5)
 Other Communications and Related Services.............    1,248.0       930.0
Financial, Real Estate, and Other Services.............      216.6       332.7
                                                         ---------    --------
                                                          10,182.6     9,673.0
                                                         ---------    --------
OPERATING EXPENSES
Employee costs, including benefits and taxes...........    3,312.9     3,008.6
Depreciation and amortization..........................    1,972.4     1,895.3
Other..................................................    2,760.0     2,578.7
                                                         ---------    --------
                                                           8,045.3     7,482.6
                                                         ---------    --------
OPERATING INCOME.......................................    2,137.3     2,190.4
Other Income and Expense, Net..........................       69.1        59.0
Interest Expense, excluding Financial Services.........      437.4       470.8
                                                         ---------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEMS, AND CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES......................    1,769.0     1,778.6
Provision for Income Taxes.............................      682.0       634.2
                                                         ---------    --------

INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES............    1,087.0     1,144.4
                                                         ---------    --------

EXTRAORDINARY ITEMS
Discontinuation of Regulatory Accounting Principles,
 Net of Tax............................................   (2,150.0)       --
Early Extinguishment of Debt, Net of Tax...............       (6.7)      (54.3)
                                                         ---------    --------
                                                          (2,156.7)      (54.3)
                                                         ---------    --------

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
Income Taxes...........................................       --          65.2
Postemployment Benefits, Net of Tax....................       --         (85.0)
                                                         ---------    --------
                                                              --         (19.8)
                                                         ---------    --------

NET INCOME (LOSS)......................................  $(1,069.7)   $1,070.3
                                                         =========    ========

PER COMMON SHARE
- ----------------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES............  $    2.49    $   2.62
EXTRAORDINARY ITEMS....................................      (4.94)       (.12)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES..       --          (.04)
                                                         ---------    --------
NET INCOME (LOSS)......................................  $   (2.45)   $   2.46
                                                         =========    ========
Dividends declared.....................................  $    2.07    $   2.01
                                                         =========    ========
Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)...........      437.3       435.9
                                                         =========    ========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------

                                                        September 30,       December 31,
                                                            1994                1993
                                                        -------------       ------------
CURRENT ASSETS
Cash and cash equivalents..........................      $   226.1           $   146.1
Short-term investments.............................             --                 8.5
Accounts receivable, net of allowances of $179.9
 and $192.6........................................        2,342.1             2,135.7
Notes and finance lease receivables, net...........          267.0               626.6
Inventories........................................          265.0               250.9
Prepaid expenses...................................          586.2               452.4
Deferred charges and other.........................          231.6               250.6
                                                         ---------           ---------
                                                           3,918.0             3,870.8
                                                         ---------           ---------

PLANT, PROPERTY AND EQUIPMENT......................       33,439.6            32,329.9
Less accumulated depreciation......................       16,728.6            11,964.0
                                                         ---------           ---------
                                                          16,711.0            20,365.9
                                                         ---------           ---------

EQUIPMENT UNDER OPERATING LEASES, NET..............           26.9               199.3

NOTES AND FINANCE LEASE RECEIVABLES, NET...........        1,172.4             1,888.4

INVESTMENTS IN AFFILIATES..........................        1,950.9             1,394.7

OTHER ASSETS.......................................          738.7             1,825.1
                                                         ---------           ---------

TOTAL ASSETS.......................................      $24,517.9           $29,544.2
                                                         =========           =========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                      September 30,         December 31,
                                          1994                  1993
                                      -------------         ------------
CURRENT LIABILITIES
Debt maturing within one year....      $ 2,333.3             $ 2,677.3
Accounts payable.................        1,883.5               2,134.9
Accrued expenses.................          352.1                 434.9
Other............................          907.8                 876.8
                                       ---------             ---------
                                         5,476.7               6,123.9
                                       ---------             ---------

LONG-TERM DEBT...................        6,924.8               7,206.2
                                       ---------             ---------

EMPLOYEE BENEFIT OBLIGATIONS.....        3,744.1               3,396.0
                                       ---------             ---------

DEFERRED CREDITS AND OTHER
 LIABILITIES
Deferred income taxes............        1,347.2               2,913.5
Unamortized investment tax
 credits.........................          185.4                 447.2
Other............................          408.1               1,233.0
                                       ---------             ---------
                                         1,940.7               4,593.7
                                       ---------             ---------

PREFERRED STOCK OF SUBSIDIARY....           85.0                    --
                                       ---------             ---------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock
 ($1 par value; none issued).....             --                    --
Common stock ($1 par value;
 436,348,717 shares and
 436,130,185 shares issued)......          436.3                 436.1
Common stock issuable
 (139,348 shares and 142,068
 shares).........................             .1                    .1
Contributed capital..............        5,427.3               5,415.2
Reinvested earnings..............        1,128.3               3,093.6
Foreign currency translation
 adjustment......................          (38.0)                (83.9)
                                       ---------             ---------
                                         6,954.0               8,861.1
Less common stock in treasury,
 at cost.........................            9.2                   2.4
Less deferred
 compensation-employee stock
 ownership plans.................          598.2                 634.3
                                       ---------             ---------
                                         6,346.6               8,224.4
                                       ---------             ---------

TOTAL LIABILITIES AND
 SHAREOWNERS' INVESTMENT.........      $24,517.9             $29,544.2
                                       =========             =========



           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                             1994       1993
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................................ $(1,069.7) $ 1,070.3
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization..........................   1,972.4    1,895.3
  Extraordinary items, net of tax........................   2,156.7       54.3
  Cumulative effect of changes in accounting principles,
   net of tax............................................      --         19.8
  Other items, net.......................................     (36.6)     (37.0)
  Changes in certain assets and liabilities, net of
   effects from acquisition/disposition of businesses....    (478.0)      42.8
                                                          ---------  ---------
Net cash provided by operating activities................   2,544.8    3,045.5
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.....................       8.5       34.0
Additions to plant, property and equipment...............  (1,677.1)  (1,528.6)
Proceeds from sale of plant, property and equipment......       8.6        2.4
Additions to equipment under operating leases............      (5.9)     (54.0)
Proceeds from sale of equipment under operating leases...      17.5       33.8
Additions to notes and finance lease receivables.........    (735.5)  (1,329.5)
Proceeds from sales related to notes and finance lease
 receivables.............................................      19.7      148.4
Principal payments received under notes and finance lease
 receivables.............................................     697.3    1,155.1
Acquisition of businesses, less cash acquired............     (34.6)    (127.1)
Investment in Grupo Iusacell, S.A. de C.V. ..............    (524.0)       --
Proceeds from sale of ownership interest in
 Telecom Corporation of New Zealand Limited..............      --        253.7
Proceeds from Telecom Corporation of New Zealand Limited
 capital reduction plan..................................      67.4        --
Investment in joint ventures.............................     (30.6)       --
Proceeds from disposition of businesses..................   1,273.2        --
Other, net...............................................     (41.1)     (21.2)
                                                          ---------  ---------
Net cash used in investing activities....................    (956.6)  (1,433.0)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.................................     249.6    1,999.1
Principal repayments of borrowings and capital
 lease obligations.......................................    (547.8)    (587.0)
Early extinguishment of debt and related call
 premium.................................................    (362.0)  (1,617.3)
Net change in short-term borrowings with original
 maturities of three months or less......................      (3.0)    (454.4)
Dividends paid...........................................    (894.1)    (864.5)
Proceeds from sale of common stock.......................       6.7       27.6
Purchase of common stock for treasury....................      (8.7)       --
Net change in outstanding checks drawn on controlled
 disbursement accounts...................................     (33.9)    (140.9)
Proceeds from sale of preferred stock by subsidiary......      85.0        --
                                                          ---------  ---------
Net cash used in financing activities....................  (1,508.2)  (1,637.4)
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........      80.0      (24.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........     146.1      296.0
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................. $   226.1  $   271.1
                                                          =========  =========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

The accompanying financial statements are unaudited and have been prepared by Bell Atlantic Corporation (Bell Atlantic or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective August 1, 1994, the Company's telephone subsidiaries included in the consolidated financial statements no longer report using generally accepted accounting principles applicable to regulated entities (Note 3).

2.  Shareowners' Investment
    -----------------------



                                                                         (Dollars in Millions)
                                       --------------------------------------------------------------------------------------
                                                                                       Foreign
                                                  Common                               Currency                    Deferred
                                       Common      Stock   Contributed   Reinvested   Translation    Treasury    Compensation
                                        Stock    Issuable    Capital      Earnings    Adjustment       Stock         ESOPs
                                       ------    --------  -----------   ----------   -----------    --------    ------------
Balance, December 31, 1993...........  $436.1    $ .1       $5,415.2       $ 3,093.6    $(83.9)        $2.4         $634.3
Loss.................................                                       (1,069.7)
Dividends declared on common stock...                                         (902.9)
Acquisitions.........................                                                                  (1.2)
Purchase of common stock for
  treasury...........................                                                                   8.7
Common stock distributed in
  connection with stock incentive
  plans..............................      .2                   12.1             (.7)                   (.7)
Foreign currency translation
  adjustment, net....................                                                     45.9
Reduction of ESOP obligations........                                                                                (36.1)
Tax benefit of dividends
  paid to ESOPs......................                                            8.0

                                       ------    ----       --------       ---------    ------         ----         ------
Balance, September 30, 1994..........  $436.3    $ .1       $5,427.3       $ 1,128.3    $(38.0)        $9.2         $598.2
                                       ======    ====       ========       =========    ======         ====         ======


During the nine months ended September 30, 1994, the Company repurchased 173,729 shares of its common stock for treasury, and issued 25,506 treasury shares pursuant to acquisition agreements and 13,300 treasury shares in connection with stock incentive plans.

3.  Discontinuation of Regulatory Accounting Principles
    ---------------------------------------------------

In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $2,150.0 million, which is net of an income tax benefit of $1,498.4 million.

The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to various forms of incentive regulation in all jurisdictions contributed to the determination that the continued application of Statement No. 71 is inappropriate.

The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                         (Dollars in Millions)
                                                         ----------------------
                                                          Pre-tax    After-tax
                                                         ---------  -----------

Increase in plant and equipment depreciation reserve....  $3,463.0    $2,128.9
Accelerated investment tax credit amortization..........        --      (136.2)
Tax-related regulatory asset and liability elimination..        --        42.5
Other regulatory asset and liability elimination........     185.4       114.8
                                                          --------    --------
Total...................................................  $3,648.4    $2,150.0
                                                          ========    ========


The accumulated depreciation reserve was increased by $3,463.0 million. This increase was supported by both an impairment analysis which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credits (ITCs) are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $757.2 million and tax-related regulatory liabilities of $714.7 million were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs which were being amortized as they were recognized in the ratemaking process.

On August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                           Average Lives (in years)
                        -------------------------------
                        Regulator-Approved      New
                           Asset Lives      Asset Lives
                        ------------------  -----------
     Digital Switch          17-19               12
     Digital Circuit         11-13              9-11
     Conduit                 50-60               50
     Copper Cable            20-30             14-19
     Fiber Cable             20-30             20-25


As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the telephone subsidiaries for
financial accounting and reporting purposes.   The telephone subsidiaries no
longer recognize regulatory assets and liabilities and the related amortization. Additionally, the telephone subsidiaries report depreciation expense based on economic asset lives and report capitalized interest cost as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to the discontinued application of Statement No. 71, the telephone subsidiaries recorded an allowance for funds used during construction which included both interest and equity return components and was recorded as a cost of plant and an item of other income. The telephone subsidiaries' accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

4.  Long-Term Debt - Bell Atlantic Financial Services, Inc.
    -------------------------------------------------------

Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $700.1 million at September 30, 1994) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the consolidated financial statements of Bell Atlantic was approximately $5 billion at September 30, 1994.

5.  Extraordinary Item - Early Extinguishment of Debt
    -------------------------------------------------

Costs associated with the early extinguishment of debentures called by the Company's telephone subsidiaries reduced net income by $8.2 million (net of an income tax benefit of $5.0 million) for the three months ended September 30, 1993, and by $6.7 million (net of an income tax benefit of $3.6 million) and $54.3 million (net of an income tax benefit of $33.9 million) for the nine months ended September 30, 1994 and 1993, respectively.

6.  Postemployment Benefits
    -----------------------

In the third quarter of 1994, the Company recorded a pretax charge of $161.9 million, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future. The Company expects to separate a total of 5,600 management and associate employees through 1997. The separation benefit costs associated with this workforce reduction are included in this charge.

7.  Disposition of Businesses
    -------------------------

On April 30, 1994, the Company sold the assets of Bell Atlantic TriCon Leasing Corporation (TriCon), except for leveraged lease and project finance portfolios, to GFC Financial Corporation (GFC). The sale price consisted of $344.2 million in cash and $840.7 million in notes receivable, plus the assumption of $81.8 million of liabilities by the purchaser. In addition, the Company retained $586.7 million of debt instruments of TriCon and received an equal amount of notes receivable from GFC. The principal and interest payments on the retained debt matches the principal and interest payments receivable on the notes from GFC. The Company reported a pretax gain of $38.5 million as a result of this transaction.

In the third quarter of 1994, the Company recorded pretax charges aggregating $35.4 million in connection with its decision to dispose of a subsidiary that sells and distributes liquefied petroleum gas and a foreign cellular operation.

8.  Sale of Preferred Stock by Subsidiary
    -------------------------------------

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

9.  Joint Venture Agreement and Wireless Partnerships
    -------------------------------------------------

On June 29, 1994, the Company and NYNEX Corporation executed a Joint Venture Formation Agreement, which sets forth the terms and conditions under which the parties intend to combine their domestic cellular properties and bid jointly in the forthcoming Federal Communications Commission auctions for personal communications service (PCS) licenses. The Joint Venture Formation Agreement was filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1994. The transaction is subject to receipt of regulatory approvals and various other conditions to closing. The parties expect to close the transaction in the second quarter of 1995.

On October 20, 1994, the Company, NYNEX Corporation, AirTouch Communications, and U S West Inc. formed two partnerships. The first is a partnership to bid for licenses in the upcoming PCS auctions and to provide PCS services. A second partnership will develop a national branding and marketing strategy and standardized features for cellular and PCS services. The cellular properties of Bell Atlantic/NYNEX will not be merged with the properties of AirTouch/U S West.

10. Investment in Grupo Iusacell, S.A. de C.V.
    ------------------------------------------

In August 1994, Bell Atlantic purchased shares of Grupo Iusacell, S.A. de C.V. (Iusacell) owned by the Peralta family for an aggregate purchase price of $524.0 million, thereby increasing the Company's investment in Iusacell to $1,044.0 million (an approximate 42% economic interest). Substantially all of the Company's investment in Iusacell is in excess of the recorded value of the proportionate share of the underlying net assets and is being amortized by the straight-line method over a period of 25 years. Shares held by Bell Atlantic represent approximately 44% of the voting rights pertaining to Iusacell stock.

11. Restatement
    -----------

Results of operations for the nine months ended September 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

12. Reclassifications
    -----------------

Certain reclassifications of prior years' data have been made to conform to 1994 classifications.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
- ---------------------



RESULTS OF OPERATIONS                                     (Dollars in Millions)
- -------------------------------------------------------------------------------

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                               ----------------------         -----------------------
                                                                  1994         1993             1994          1993
                                                               ---------      -------         --------      ---------
Income before Extraordinary Items and Cumulative
  Effect of Changes in Accounting Principles................   $   275.7      $ 386.7         $1,087.0      $1,144.4
Extraordinary Items
  Discontinuation of Regulatory Accounting Principles,
    net of tax..............................................    (2,150.0)        ----         (2,150.0)        ----
  Early Extinguishment of Debt, net of tax..................       ----          (8.2)            (6.7)        (54.3)
Cumulative Effect of Changes in Accounting Principles
  Income Taxes..............................................       ----          ----             ----          65.2
  Postemployment Benefits, net of tax.......................       ----          ----             ----         (85.0)
                                                               ---------      -------         ---------     --------
Net Income (Loss)...........................................   $(1,874.3)     $ 378.5         $(1,069.7)    $1,070.3
                                                               =========      =======         =========     ========

- -------------------------------------------------------------------------------

The Company reported a loss for the three months and nine months ended September 30, 1994 of $1,874.3 million and $1,069.7 million, respectively, and a loss per share of $4.29 and $2.45, respectively.

Results for the third quarter and year-to-date 1994 include a non-cash, after-tax extraordinary charge of $2,150.0 million, or $4.92 per share, in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax charge of $157.3 million. In addition, the Company recorded an after-tax charge of $1,992.7 million, net of related investment tax credits of $136.2 million, to adjust the carrying amount of its telephone plant and equipment.

As a result of the discontinued application of Statement No. 71, the Company utilizes shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to the discontinued application of Statement No. 71. It is expected that the use of the shorter asset lives will increase depreciation expense for the fourth quarter of 1994 by approximately $20 million, for financial reporting purposes, over the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement No. 71. The elimination of the amortization of net regulatory assets and the effect of changes in certain accounting policies are not expected to have a significant impact on financial results in future periods. The telephone subsidiaries' accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71. See Note 3 to the Condensed Consolidated Financial Statements for additional information on the discontinuation of regulatory accounting principles.

In the third quarter of 1994, the Company recorded a pretax charge of $161.9 million ($99.5 million after-tax), or $.23 per share, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future. The Company expects to separate a total of 5,600 management and associate employees through 1997. The separation benefit costs associated with this workforce reduction are included in the charge.
These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. (See Note 6 to the Condensed Consolidated Financial Statements.) Management currently expects the wage and salary savings associated with the workforce reduction to significantly offset the ongoing expense impact for separation benefits accrued
under these separation  pay plans in 1995 through 1997.   Management also
expects to recognize additional costs to enhance systems and consolidate work activities which will be charged to expense as incurred.

During the third quarter of 1994, the Company recorded pretax charges aggregating $35.4 million ($22.3 million after-tax), or $.05 per share, in connection with its decision to dispose of two non-strategic businesses. These dispositions are not expected to have a significant impact on results of operations in the future. In the second quarter of 1994, the Company sold the assets of Bell Atlantic TriCon Leasing Corporation (except for the leveraged lease and project finance portfolios), resulting in a pretax gain of $38.5 million ($20.4 million after-tax) (see Note 7 to the Condensed Consolidated Financial Statements). Future periods will no longer include a significant portion of revenues and expenses from this leasing business. Revenues and expenses related to the portion of the portfolio that was sold were $245.3 million and $191.6 million, respectively, for the year ended December 31, 1993, and $71.6 million and $60.7 million, respectively, for the four month period ended April 30, 1994.

Additionally, the Company's investment in Grupo Iusacell, S.A. de C.V. (Iusacell) resulted in charges of $.03 per share in the third quarter of 1994 and $.09 per share in the first nine months of 1994 resulting from the effects of carrying costs, and equity and foreign exchange losses associated with the Iusacell investment.

These and other items affecting the comparison of operating results are discussed in the following sections.

OPERATING REVENUES - Period ended September 30, 1994 compared to period ended September 30, 1993
- -------------------------------------------------------------------------------

                                                              Increase (Decrease)
                                                             (Dollars in Millions)
                                                         Three Months       Nine Months
                                                         ------------       -----------
Communications and Related Services
  Network Services
    Local service......................................  $   47.4              $ 149.3
    Network access.....................................      47.9                117.0
    Toll service.......................................     (12.1)                25.0
    Directory advertising, billing services and other..      (2.9)                22.2
    Provision for uncollectibles.......................       (.7)                (5.8)
  Other Communications and Related Services............     113.9                318.0
Financial, Real Estate, and Other Services.............     (67.8)              (116.1)
                                                         --------             --------
                                                         $  125.7             $  509.6
                                                         ========             ========

- -------------------------------------------------------------------------------
Total operating revenues for the third quarter of 1994 increased $125.7 million or 3.8%, while year-to-date operating revenues increased $509.6 million or 5.3% from the corresponding periods last year.

Local service revenues are earned by the telephone subsidiaries from the provision of local exchange, local private line, and public telephone services. Local service revenues for the third quarter and first nine months of 1994 increased $47.4 million or 3.7%, and $149.3 million or 4.0%, respectively, compared with the same periods in 1993. The increases resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at September 30, 1994 increased 2.8% from September 30, 1993. Revenues from value-added central office services offered by the telephone subsidiaries increased approximately $15 million or 14.1% in the third quarter of 1994 and approximately $47 million or 15.2% in the first nine months of 1994 over the same periods last year.

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

Network access revenues increased $47.9 million or 6.1% and $117.0 million or 5.1%, respectively, over the corresponding third quarter and first nine months of the prior year. Access minutes of use for the three and nine month periods ended September 30, 1994 were higher than the corresponding periods of 1993 by 9.0% and 9.2%. The increases in network access revenues are due principally to higher customer demand as reflected by growth in access minutes of use, as well as increased network access lines in service. Revenues for the three and nine month periods of 1994 were further increased by lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. These revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates, which became effective on July 1, 1994. The 1994 revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

Toll service revenues decreased $12.1 million or 3.1% from the third quarter of 1993 and increased $25.0 million or 2.1% over the first nine months of 1993. Toll message volumes (including messages from optional calling plans) for the three and nine month periods ended September 30, 1994 grew 1.1% and 3.1%, respectively, over the comparable periods last year. Revenues in the third quarter of 1994 decreased, reflecting a lower rate of growth in toll message volumes due to increased competition, including the July 1, 1994 commencement of intraLATA toll competition in Bell Atlantic - New Jersey, and the effect of repricing calling plan options in response to competitive pressures. Volume-related revenue growth during the nine month period was boosted by the effect of harsh weather conditions during the first quarter of 1994. Competitive pressures continue to result in declines in revenues from WATS, interstate and corridor services, and private line services in the third quarter and first nine months of 1994.

Other Network Services revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, and certain nonregulated enhanced network services. Other Network Services revenues decreased $2.9 million or .7% and increased $22.2 million or 1.7% compared with the corresponding quarter and first nine months of 1993. Directory advertising revenues were $7.5 million or 2.9% and $23.2 million or 3.0% higher than the
corresponding periods of the prior year.   Revenues from voice messaging
services, including Answer Call, were approximately $5 million higher in the third quarter of 1994 and approximately $15 million higher year-to-date as compared with the corresponding periods last year. Premises services revenues further increased other revenues during the three and nine month periods of 1994. These revenue increases were more than offset in the third quarter and partially offset year-to-date by the effect of billing adjustments in both the prior and current years and lower facilities rental revenues.

The provision for uncollectibles increased $.7 million or 1.8% for the three month period ended September 30, 1994, and $5.8 million or 5.0% year-to-date over the comparable periods in 1993. The year-to-date increase includes a $9.9 million charge related to prior year fraudulent calling card toll calls made through IXCs.

Other Communications and Related Services includes revenues from the Company's domestic and international operations in wireless communications, computer maintenance, software development and support, systems integration, and telecommunications consulting. Revenues from these sources grew $113.9 million or 34.4% over the third quarter of 1993 and $318.0 million or 34.2% over the corresponding first nine months. The continued growth of the Company's cellular customer base was the primary reason for increases in cellular operations revenues of $66.6 million or 33.1% and $206.2 million or 37.5% over the respective three and nine month periods of the prior year. Strong growth in revenues in the Company's wireless businesses is expected to continue in 1995. Volume-related increases in the Company's third-party computer maintenance business of $19.7 million or 19.1% and $59.7 million or 20.2% in the third quarter and first nine months of 1994, respectively, also contributed to the increase in revenues. Revenue growth of approximately $29 million and $58 million from systems integration operations in the third quarter and year-to-date 1994, respectively, was partially offset by lower revenues in the software development businesses due to the disposition of two business units at the end of 1993 and the disposition of a third subsidiary in May 1994.

Due to the restructuring of the New York SMSA Limited Partnership agreement between Bell Atlantic Mobile Systems (BAMS) and NYNEX Mobile Communications Company on May 1, 1994, Other Communications and Related Services revenues no longer include cellular revenues associated with BAMS' reseller operation in the New York-Northern New Jersey SMSA. Beginning in May 1994, these operations are accounted for using the equity method. This change did not have a significant impact on operating revenues.

Financial, Real Estate, and Other Services includes revenues from the Company's domestic and international operations in diversified leasing, computer leasing, real estate, and liquefied petroleum gas distribution. The three and nine month revenues decreased $67.8 million or 62.5% and $116.1 million or 34.9%, respectively, over the same periods in 1993, primarily as a result of the April 1994 sale of the majority of the leasing portfolio owned by TriCon. The Company is no longer providing new leasing services and expects this decreasing revenue trend to continue throughout 1994 and 1995.

OPERATING EXPENSES - Period ended September 30, 1994 compared to period ended September 30, 1993
- -------------------------------------------------------------------------------

                                          (Dollars in Millions)
                                        Three Months  Nine Months
                                        ------------  -----------
       Employee costs..................    $199.6       $304.3
       Depreciation and amortization...      17.6         77.1
       Other operating expenses........      38.2        181.3
                                           ------       ------
                                           $255.4       $562.7
                                           ======       ======

- -------------------------------------------------------------------------------

Total operating expenses for the third quarter and first nine months of 1994 increased $255.4 million or 9.9% and $562.7 million or 7.5%, respectively, from the corresponding periods last year.

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Employee costs increased $199.6 million or 19.3% and $304.3 million or 10.1% in the third quarter of 1994 and year-to-date, respectively, over the corresponding periods in 1993. These increases were principally due to the aforementioned charge of $161.9 million to recognize, in accordance with Statement No. 112, benefit costs for the separation of employees who are entitled to benefits under preexisting separation pay plans. Third quarter 1994 employee costs also included approximately $4 million for the ongoing accrual of separation benefit costs under these separation pay plans. Additionally, the third quarter and year-to-date employee costs were higher due to a combination of salary and wage increases, increased overtime, and an increase in the number of employees at the wireless and computer maintenance subsidiaries. Higher repair and maintenance activity caused by unusually severe weather conditions experienced in 1994 throughout the region contributed to the overall increase in employee costs in the third quarter and first nine months of the year. These expense increases were offset in part by lower workforce levels at the telephone subsidiaries and the effect of the disposition of several nonregulated subsidiaries during 1994.

Depreciation and amortization expense increased $17.6 million or 2.7% and $77.1 million or 4.1% compared with the third quarter and the nine month periods in 1993, respectively. These increases were due principally to growth in telephone and cellular plant and increased rates of depreciation at the telephone subsidiaries, including depreciation increases resulting from the Company's aforementioned discontinued application of Statement No. 71, effective
August 1, 1994.   The Company is using shorter asset lives for certain
categories of plant and equipment which reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Condensed Consolidated Financial Statements). The use of the shorter asset lives increased depreciation expense in the third quarter of 1994, for financial reporting purposes, by approximately $15 million. The Company expects depreciation expense to increase in the fourth quarter of 1994 by approximately $20 million, for financial reporting purposes, over the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement No. 71. Future depreciation represcriptions by regulators will not affect depreciation expense for financial reporting purposes. The expense increases were partially offset by a reduction in depreciation and amortization expense at the financial services companies due to the decreased emphasis on computer leasing and the April 1994 sale of a substantial portion of TriCon's assets.

Other operating expenses increased $38.2 million or 4.4% and $181.3 million or 7.0%, respectively, during the three and nine month periods ended September 30, 1994, as compared with the same periods in the prior year. These increases resulted principally from higher volumes of business at the Company's network services, cellular, computer maintenance and systems integration subsidiaries, and increased expenses for video services development. Additionally, in the first quarter of 1994, the Company recorded a charge of approximately
$13 million for legal, consulting and investment banking fees incurred in connection with the proposed merger between the Company, Tele-Communications, Inc. and Liberty Media Corporation, which was abandoned. The total effect of these increases was partially offset by lower expenses in the software development businesses due to the disposition of several business units, and lower expenses in the financial services businesses due principally to the April 1994 sale of TriCon.

In connection with the aforementioned restructuring of the New York SMSA Limited Partnership agreement between BAMS and NYNEX Mobile Communications Company on May 1, 1994, other operating expenses no longer include cellular expenses associated with BAMS' reseller operation in the New York-Northern New Jersey SMSA. Beginning in May 1994, these operations are accounted for using the equity method. This change did not have a significant impact on operating expenses.

OTHER INCOME AND EXPENSE, NET
- -----------------------------

Other income and expense includes equity income and losses and goodwill amortization related to the Company's investments in unconsolidated businesses, interest and dividend income, and gains and losses from the disposition of non-operating assets and investments. The Company reported other income and expense for the three and nine month periods ended September 30, 1994 of $2.5 million and $69.1 million, respectively. In 1993, other income and expense for the comparable periods was $25.2 million and $59.0 million, respectively.

Other income and expense in the third quarter of 1994 includes pretax charges of $35.4 million in connection with the Company's decision to dispose of two non-strategic businesses and approximately $25 million of interest income related to notes receivable held by the Company in connection with the sale of TriCon (see
Note 7 to the Condensed Consolidated Financial Statements.) The second quarter of 1994 included a pretax gain of $38.5 million related to the sale of TriCon. Other income and expense also reflects certain charges associated with the Company's Iusacell investment and improved operating results from the Company's unconsolidated investment in Telecom Corporation of New Zealand Limited (Telecom).

Other income and expense for the first nine months of 1993 included a pretax charge of $25.8 million associated with the disposition of certain non-strategic businesses, a pretax gain of $63.0 million for the sale of a portion of the Telecom investment, and a pretax charge of approximately $42 million representing the Company's share of non-recurring charges taken by Telecom.

Prior to the discontinued application of Statement No. 71, the telephone subsidiaries recorded an allowance for funds used during construction as a cost of plant and an item of other income. As prescribed by regulators, the allowance for funds used during construction included both interest and equity return components. Effective August 1, 1994, interest costs on telephone plant under construction are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction to interest expense. The amount of allowance for funds used during construction that was recorded as other income prior to August 1, 1994 was $16.0 million in 1994 and $22.4 million for the twelve month period ended December 31, 1993. The amount of capitalized interest cost recorded by the telephone subsidiaries as a reduction to interest expense in the third quarter of 1994 was $5.9 million.

INTEREST EXPENSE, EXCLUDING FINANCIAL SERVICES
- ----------------------------------------------

Interest expense increased $2.2 million or 1.5% and decreased $33.4 million or 7.1% compared with the third quarter and nine month periods in 1993, respectively. The third quarter of 1994 includes approximately $19 million of interest expense associated with the $586.7 million of TriCon debt (see Note 7 to the Condensed Consolidated Financial Statements), which was previously recognized as an operating expense of the Company's former leasing operation. Additionally, the 1994 third quarter and nine months included interest expense of $5.0 million and $11.0 million, respectively, associated with the Company's investment in Iusacell. These increases were substantially offset in the third quarter and more than offset for the year by lower interest costs due to the effect of long-term debt refinancings at the telephone and real estate subsidiaries and a reduction in the Telecom acquisition-related debt. Interest expense in the third quarter and year-to-date 1994 was further reduced by the recognition of $5.9 million in capitalized interest costs at the telephone subsidiaries, effective with the discontinued application of Statement No. 71.

INCOME TAXES
- ------------

The provision for income taxes decreased $43.6 million or 21.0% for the three month period ended September 30, 1994 and increased $47.8 million or 7.5% for the nine month period ended September 30, 1994 compared with the same periods in 1993.

The Company's effective income tax rates were 37.3% and 38.6% for the three and nine month periods ended September 30, 1994 compared with 35.0% and 35.7% for the corresponding periods last year. The higher effective tax rates in 1994 were principally the result of recording an adjustment to deferred state income taxes on the remaining leveraged lease portfolio of TriCon, the reduction in amortization of investment tax credits at the telephone subsidiaries as a result of the discontinued application of Statement No. 71, and the effect of a one-time net benefit recorded in the third quarter of 1993 to adjust deferred tax assets for the increase in the federal corporate income tax rate from 34% to 35%.

EXTRAORDINARY ITEMS
- -------------------

As discussed in Note 3 to the Condensed Consolidated Financial Statements, in connection with the Company's decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $2,150.0 million, net of an income tax benefit of $1,498.4 million, in the third quarter of 1994.

During the first nine months of 1994, one of the telephone subsidiaries called $250 million of long-term debentures, which were refinanced at more favorable interest rates. As a result of the early retirement of this debt, the Company incurred after-tax charges of $6.7 million. For the nine months ended September 30, 1993, the Company incurred charges of $54.3 million for the early retirement of debt. The debt refinancing in 1994 is expected to reduce interest costs on the refinanced debt by approximately $5 million annually.

COMPETITIVE ENVIRONMENT

The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services (and in most jurisdictions for intraLATA toll services) and competing cellular telephone companies. As described in State Regulation, competitors are also planning to provide and resell local exchange telecommunications services to business customers. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the telephone subsidiaries' local network.

The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the telephone subsidiaries, including local exchange, network access, and toll services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by the regulatory commissions. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the telephone subsidiaries by these competitors.

The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities in businesses where it possesses core competencies. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Several of the Company's recent initiatives to take advantage of the growth opportunities created by technological advances and the convergence of the telecommunications, information services and entertainment industries are described below.

In June 1994, the Company and NYNEX Corporation (NYNEX) executed a Joint Venture Formation Agreement, which sets forth the terms and conditions under which the parties intend to combine their domestic cellular properties and bid jointly in the forthcoming FCC auctions for personal communications services (PCS) licenses. The Joint Venture Formation Agreement was filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1994. The transaction is subject to receipt of regulatory approvals and various other conditions to closing. The parties expect to close the transaction in the second quarter of 1995.

On October 20, 1994, the Company, NYNEX, Airtouch Communications and U S West Inc. formed two partnerships. The first is a partnership to bid for licenses in the upcoming PCS auctions and to provide PCS services. A second partnership will develop a national branding and marketing strategy and standardized features for cellular and PCS services. The cellular properties of Bell Atlantic/NYNEX will not be merged with the properties of Airtouch/U S West.

On October 31, 1994, the Company, NYNEX and Pacific Telesis Group (PacTel) announced the formation of two new companies: a media company which will license, package, acquire and develop entertainment and information services; and a technology and integration company which will provide the systems necessary to deliver these services. The Company, NYNEX and PacTel will each contribute approximately $100 million in cash or assets to the new venture over the next three years. Creative Artists Agency, Inc. has entered into a consulting arrangement with the media company to provide assistance in acquiring programming and in developing branding and marketing strategy.

REGULATORY ENVIRONMENT

     Federal Regulation
     ------------------

Recent FCC regulatory rulings have sought to expand competition for special and switched access services. The FCC had ordered local exchange carriers (LECs), including the Company, to provide physical collocation in the telephone subsidiaries' central offices to the LECs' competitors for the purpose of providing special and switched access transport services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. However, in June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access were filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision. The Company does not expect the net revenue impact of virtual collocation to be material.


As reported in the Company's 1993 Form 10-K (Part I, Item 1 - Business), the FCC initiated Computer Inquiry

III in 1985 to re-examine its regulations requiring that "enhanced services" (e.g. voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company's telephone subsidiaries to offer enhanced services, subject to compliance with a series of nonstructural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements.

In June 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the Computer Inquiry III decisions to the FCC. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer Inquiry III Open Network Architecture (ONA) requirements and strengthened some of the nonstructural safeguards. In March 1992, the telephone subsidiaries certified to the FCC that they had complied with all initial ONA obligations, and the FCC granted them structural relief in June 1992.

In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As the Court of Appeals has not yet issued a mandate giving formal effect to its decision, the Company's telephone subsidiaries continue to offer enhanced services pending further action by the Court of Appeals or the FCC.

     State Regulation
     ----------------

State regulatory commissions are also addressing issues pertaining to competition for local exchange, local access and intraLATA toll services, alternative regulation plans and rates of return. Six of the Company's seven state jurisdictions have operated under alternative regulation plans instead of traditional rate of return regulation. The seventh telephone subsidiary, Bell Atlantic - Pennsylvania, Inc., received approval on June 28, 1994 to implement an alternative regulation plan, which replaces rate base rate of return regulation and allows Bell Atlantic - Pennsylvania, Inc. to operate under a pure price cap plan with no sharing provisions. The Company's telephone subsidiaries continue to seek the most favorable regulatory plans from their state commissions to keep pace with the rapid changes occurring in the telecommunications industry. In October 1994, the Virginia State Corporation Commission (SCC) approved a new regulation plan that would eliminate regulation of profits, with provisions that would cap basic local telephone service until the year 2001, eliminate monthly touch-tone charges and expand eligibility for lifeline telephone service. Bell Atlantic - Virginia, Inc. must notify the SCC by December 1, 1994, if it intends to adopt the new regulation plan, which would become effective January 1, 1995. The West Virginia Public Service Commission is considering an extension of its Incentive Regulation Plan which would phase out the touch-tone rate and lower other local exchange rates. A decision is expected in the fourth quarter of 1994.

Large competitors are seeking authority, or are likely to seek authority, from state commissions to offer competing local exchange services, such as dial tone and local usage in selected local telephone service areas of the telephone subsidiaries. The Maryland Public Service Commission has approved applications from MFS-Intelenet of Maryland, Inc., a subsidiary of MFS Communications Company, Inc., and from MCI Metro ATS, a wholly owned subsidiary of MCI, to provide and resell local exchange service to business customers in areas served by Bell Atlantic - Maryland. In May 1994, SBC Media Ventures, Inc., an affiliate of Southwestern Bell Corporation, filed an application to provide local exchange service in Montgomery County, Maryland. A decision on this case is expected in 1995. In November 1994, Teleport Communications filed an application to provide local exchange service to business customers in the Baltimore, Maryland metropolitan area. Bell Atlantic - Maryland, Inc. expects some loss of market share as a result of these competitors offering local exchange services. Competitors are also seeking authority from regulators to provide local exchange service in other of the Company's state jurisdictions, including Bell Atlantic - Pennsylvania, Inc.

The ability of IXCs to offer intrastate intraLATA toll service is subject to state regulation. Currently, such competition is permitted in six of the Company's seven state jurisdictions. In the seventh state jurisdiction, the Virginia SCC is considering whether, and under what terms, to permit intraLATA toll competition in Virginia. In Pennsylvania, the Public Utility Commission commenced an investigation to determine whether presubscription for intraLATA toll service should be authorized. A similar investigation is currently being conducted by the Public Service Commission in Delaware. The New Jersey Board of Public Utilities and the West Virginia Public Service Commission are also expected to initiate intraLATA toll presubscription proceedings. Increased competition from IXCs has resulted in a continued decline in telephone subsidiary toll revenues, such as WATS and private line services, as the IXCs have the ability to offer both intraLATA and interLATA toll services. The Company expects the level of intraLATA competition to increase. The telephone subsidiaries' ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intraLATA toll service may be authorized.

OTHER MATTERS

     Environmental Issues
     --------------------

The Company is subject to a number of environmental proceedings as a result of the operations of its subsidiaries and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the telephone subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency or by third-party defendants. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

     Subsequent Event
     ----------------

On November 2, 1994, the Company entered into a definitive agreement to sell substantially all of the assets of one of its leasing subsidiaries, Bell Atlantic Systems Leasing International, Inc., including the Company's 50% ownership interest in Pacific Atlantic Systems Leasing, Inc. This sale is expected to close in the fourth quarter of 1994 and is not expected to have a material effect on the Company's results of operations in 1994 or in future periods.

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

As of September 30, 1994, the Company and its subsidiaries had in excess of $2.1 billion of unused bank lines of credit and shelf registrations for the issuance of up to $2.0 billion of unsecured debt securities.

During the first nine months of 1994, the Company's primary source of funds continued to be cash generated from operations. Cash provided from operations of $2.54 billion for the nine months ended September 30, 1994 decreased $500.7 million versus the corresponding period last year due chiefly to cash payments in the first nine months of 1994 related to significant purchases made late in the fourth quarter of 1993 and higher quarterly estimated income tax payments in 1994.

Cash proceeds from investing activities in the first nine months of 1994 included $1,265.0 million from the April 1994 sale of TriCon. Additionally, the Company received $67.4 million resulting from a special capital reduction plan by Telecom in which 20% of Telecom's outstanding shares were canceled on a pro rata basis and shareholders received one New Zealand Dollar for each share canceled. Telecom's capital reduction did not change the Company's percentage ownership of Telecom.

The primary use of capital resources in the first nine months of 1994 continued to be capital expenditures and the payment of dividends. The Company invested $1,412.4 million in the telephone subsidiaries' network during the nine months ended September 30, 1994. Through September 30, 1994, the Company had invested approximately $31 million as a member of the Omnitel-Pronto Italia consortium that was awarded the second cellular license in Italy in March 1994.

In August 1994, Bell Atlantic purchased Iusacell shares owned by the Peralta family for an aggregate purchase price of $524.0 million, thereby increasing the Company's investment in Iusacell to $1,044.0 million (an approximate 42% economic interest). Substantially all of the Company's investment in Iusacell is in excess of the recorded value of the proportionate share of the underlying net assets and is being amortized by the straight-line method over a period of
25 years.   Shares held by Bell Atlantic represent approximately 44% of the voting rights pertaining to Iusacell stock.

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

In the nine months ended September 30, 1994, the Company reduced long-term debt (including capital leases) and short-term debt by $625.4 million. The Company's debt ratio was 59.3% at September 30, 1994, compared to 54.6% at December 31, 1993. The debt ratio was significantly impacted by the equity reduction associated with the discontinued application of Statement No. 71. Excluding this effect, the debt ratio would have been 52.1% at September 30, 1994, reflecting a decrease that is principally attributable to the reduction of debt associated with the TriCon sale. The debt offerings of the Bell Atlantic subsidiaries continue to be accorded high ratings by primary rating agencies.

As a result of the discontinued application of Statement No. 71, the Condensed Consolidated Balance Sheet at September 30, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 3 to the Condensed Consolidated Financial Statements).

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits:

    Exhibit Number

    11   Computation of Per Common Share Earnings.
    12   Computation of Ratio of Earnings to Fixed Charges.
    27   Financial Data Schedule.

(b) Report on Form 8-K filed during the quarter ended September 30, 1994:

A Current Report on Form 8-K, dated July 21, 1994, was filed regarding the Company's second quarter 1994 financial results. This report contained unaudited condensed consolidated statements of income for the three and six month periods ended June 30, 1994 and 1993.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION


Date:  November 10, 1994              By /s/William O. Albertini
                                        ------------------------
                                         William O. Albertini
                                         Vice President and
                                         Chief Financial Officer
                                        (Principal Financial Officer)



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 7, 1994.