Form 10-K
BELL ATLANTIC CORP
filed 1995-03-30
CIK 732712

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      (MARK ONE)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from     to

                         Commission file number 1-8606

                           BELL ATLANTIC CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               23-2259884
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

            1717 ARCH STREET                              19103
       PHILADELPHIA, PENNSYLVANIA                      (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (215) 963-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
              Title of each class                     which registered
              -------------------                 ------------------------
   Common Stock, $1 par value............... New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges
   Preference Stock Purchase Rights......... New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

  At February 28, 1995, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $23,393,000,000.

  At February 28, 1995, 436,369,634 shares of the registrant's Common Stock were outstanding, after deducting 62,615 shares held in treasury.

  Documents incorporated by reference:

  Portions of the registrant's Annual Report to Shareowners for the year ended December 31, 1994 (Part II).

  Portions of the registrant's Proxy Statement dated February 28, 1995 prepared in connection with the Annual Meeting of Shareowners (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                               PAGE
--------                                                               ----
                                     PART I


 1.   Business........................................................   1
 2.   Properties......................................................  22
 3.   Legal Proceedings...............................................  23
 4.   Submission of Matters to a Vote of Security Holders.............  25
 Executive Officers of the Registrant.................................  26

                                    PART II



 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters.............................................  26
 6.   Selected Financial Data.........................................  27
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations.......................................  27
 8.   Financial Statements and Supplementary Data.....................  27
 9.   Changes in and Disagreements and with Accountants on Accounting and Financial Disclosure........................................  27

                                    PART III

10.   Directors and Executive Officers of the Registrant..............  28
11.   Executive Compensation..........................................  28
12.   Security Ownership of Certain Beneficial Owners and Management..  28
13.   Certain Relationships and Related Transactions..................  28

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K.........................................................  29


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 1995

                                     PART I

Item 1. Business

                                    GENERAL

  Bell Atlantic Corporation (the "Company" or "Bell Atlantic") is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

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

  The Company's business currently encompasses one principal segment -- Communications and Related Services -- which includes the Network Services Companies as well as subsidiaries which are engaged in the business of providing wireless communications products and services, including cellular mobile service; selling directory advertising and providing photocomposition services; and servicing and repairing computers. During 1993, Bell Atlantic reorganized certain functions performed by each of the Network Services Companies into nine lines of business ("LOBs") organized across the Network Services Companies around specific market segments. See "The Network Services Companies-Operations".

  Prior to December 31, 1994, the Company reported segment information for Financial, Real Estate and Other Services, which was comprised of subsidiaries engaged in lease financing of commercial, industrial, medical and high-technology equipment, and other forms of financing; real estate investment and management; and the sale and distribution of liquefied petroleum gas. In 1994, the Company disposed of substantially all of its lease financing business and sold its liquefied petroleum gas business.

  The Company was incorporated in 1983 under the laws of the State of Delaware and has its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103 (telephone number 215-963-6000).

                         LINE OF BUSINESS RESTRICTIONS

  The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. Currently, the MFJ's principal restrictions on post-Divestiture RHC activities are prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"). Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

  Legislation has been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.


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

  The Network Services Companies provide two basic types of telecommunications services. First, they transport telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). As permitted by the Plan, Bell Atlantic - New Jersey and Bell Atlantic - Pennsylvania also earn toll revenue from the provision of telecommunications service between LATAs ("interLATA service") in corridors between the cities (and certain surrounding counties) of (i) New York, New York and Newark, New Jersey and (ii) Philadelphia, Pennsylvania and Camden, New Jersey. Second, the Network Services Companies provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA service to their customers. Bell Atlantic - Pennsylvania, Bell Atlantic - Delaware, Bell Atlantic - Maryland, Bell Atlantic - West Virginia and Bell Atlantic - New Jersey also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service.

Operations

  Although the Network Services Companies remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters, during 1993 Bell Atlantic reorganized certain functions formerly performed by each of these companies into LOBs organized across the Network Services Companies around specific market segments. These LOBs are:

  The Consumer Services LOB markets communications services to residential customers within the Territory (11 million households and 29 million people) and plans to market information services and entertainment programming. 1994 revenues generated by the Consumer Services LOB were approximately $4 billion, representing approximately 34% of the Network Services Companies' aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

  The Carrier Services LOB markets (i) switched and special access to the Network Services Companies' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1994 revenues generated by the Carrier Services market were approximately $2.5 billion, representing approximately 21% of the Network Services Companies' aggregate revenues. Approximately 93% of total Carrier Services revenues were derived from interexchange carriers; AT&T is the largest single customer. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

  The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines or 100 Centrex lines). The Small Business Services LOB has approximately 1.2 million small business customers in the Territory which in 1994 generated approximately $1.8 billion in revenues, representing approximately 15% of the Network Services Companies' aggregate revenues.

  The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services. 1994 revenues from the Large Business Services LOB were approximately $1.5 billion, representing approximately 13% of the Network Services Companies' aggregate revenues.

  The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers. 1994 revenues from the Directory Services LOB were approximately $1 billion, representing approximately 9% of the Network Services Companies' aggregate revenues.

  The Public and Operator Services LOB markets pay telephone and operator services in the Territory to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls). 1994 revenues from the Public and Operator Services LOB were approximately $700 million, representing approximately 6% of the Network Services Companies' aggregate revenues.

  The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government. 1994 revenues from the Federal Systems LOB were approximately $300 million, representing approximately 2% of the Network Services Companies' aggregate revenues.

  The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the Network Services Companies to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.

  The Network Services Companies have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures of the Network Services Companies were approximately $2.2 billion in 1992, $2.1 billion in 1993, and $2.2 billion in 1994. The total investment in plant, property and equipment was approximately $29.6 billion at December 31, 1992, $30.6 billion at December 31, 1993, and $33.7 billion at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

  The Network Services Companies as a whole are projecting construction expenditures for 1995 at approximately the same level as in the past several years. However, subject to regulatory approvals, the Network Services Companies plan to allocate a greater portion of capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable for some of the Network Services Companies.


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


 Interstate Access Charges

  The Network Services Companies provide intraLATA service and, with certain limited exceptions, do not participate in the provision of interLATA service except through offerings of exchange access service. See "The Network Services Companies-General". The FCC has prescribed structures for exchange access tariffs to specify the charges ("Access Charges") for use and availability of the Network Services Companies' facilities for the origination and termination of interstate interLATA service.

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

  In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50, effective April 1, 1989.


 FCC Access Charge Pooling Arrangements

  The FCC previously required that all LECs, including the Network Services Companies, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the interstate costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. ("NECA"). All but one of the Network Services Companies received substantially less from the pool than the amount billed to their interexchange carrier customers.

  The FCC changed its mandatory pooling requirements, effective April 1, 1989. As a result, the Network Services Companies as a group withdrew from the pool and were permitted to charge CCL rates which more closely reflected their non-traffic sensitive costs. The Network Services Companies are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate of price cap companies. In addition to this continuing obligation, the Network Services Companies had a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation ended in July 1994.

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit concluded in December 1991 with respect to certain filings by the Network Services Companies with NECA. Resolution of these issues is expected in the second half of 1995.


 Price Caps

  The price cap system, which has been in effect since 1991, places a cap on overall LEC prices for interstate access services which is modified annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

  FCC regulations applicable to the Network Services Companies provide for an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

  Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout the Territory and are regarded as a single unit by the FCC for rate of return measurement.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.


 Enhanced Services

  In 1985, the FCC initiated an examination of its regulations requiring that "enhanced services" (e.g. voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Network Services Companies to offer enhanced services, subject to compliance with a series of non-structural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements. In 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the matter to the FCC. In 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Open Network Architecture requirements and strengthened some of the non-structural safeguards. In 1992, the Network Services Companies certified to the FCC that they had complied with applicable requirements, and the FCC granted them structural relief.

  In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As a result, the FCC has initiated a broad examination of the state of competition in the enhanced services business and the adequacy of existing non-structural safeguards. The Network Services Companies are permitted to continue to offer existing enhanced services pending further action.


  FCC Cost Allocation and Affiliate Transaction Rules

  FCC rules govern: (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

  The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

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


 Telephone Company Provision of Video Dial Tone and Video Programming

  In August 1992, the FCC issued an order permitting telephone companies such as the Network Services Companies to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. In November 1994, the FCC issued an order which stated that jurisdiction for video dial tone service will be divided between the FCC and the states. Over the air services and services transported across state lines will be deemed interstate services subject to regulation by the FCC. Services delivered entirely within a single state will be deemed intrastate services subject to state regulation. The order also generally prohibits telephone companies from acquiring in-region cable television facilities or entering into a joint venture with an in-region cable television company or other video programmer to jointly construct or operate a video dial tone platform.

  In December 1992, Bell Atlantic - Virginia and Bell Atlantic Video Services Company filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective telephone service areas. In 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against the Company, the Network Services Companies and Bell Atlantic Video Services Company. This decision was affirmed by the United States Court of Appeals for the Fourth Circuit in 1994. The federal government is expected to petition the United States Supreme Court to review the decision.

  In 1992, Bell Atlantic - New Jersey entered into an agreement with Future Vision of America Corporation ("Future Vision") pursuant to which Bell Atlantic
- New Jersey will deploy fiber optic technology in the Dover Township, New Jersey telephone network to establish a video dial tone platform that will allow Future Vision and other video information providers to deliver video programming services. The FCC approved the deployment of this system in late 1994. Service is expected to commence later in 1995.

  In 1993, the FCC granted the Company authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, the Company began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial, upon its completion, into a six month market trial serving up to 2,000 customers. The FCC approved this application in early 1995. Bell Atlantic has also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland upon completion of the six month market trial. This application remains pending at the FCC.


 Interconnection and Collocation

  In order to encourage greater competition in the provision of interstate special access services, the FCC issued an order in 1992 allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services and it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In 1993, the FCC extended collocation to switched access services under terms and conditions similar to those for special access collocation. In June 1994, the U.S. Court of Appeals for the District of Columbia vacated the FCC's special access collocation order insofar as it required physical collocation. In July 1994, the FCC voted to require LECs to offer virtual collocation, with the LECs having the option to offer physical collocation.

State Regulation and Competitive Environment

  The communications services of the Network Services Companies are subject to regulation by the public utility commissions in the jurisdictions in which they operate with respect to intrastate rates and services and other matters. In 1994, there were a number of proceedings dealing with such issues as the adoption of flexible regulation procedures and competition for local exchange and toll services.


 Bell Atlantic -  New Jersey, Inc.

  The New Jersey Telecommunications Act of 1992 authorized the Board of Public Utilities ("BPU") to adopt alternative regulatory frameworks to address changes in technology and the structure of the telecommunications industry and to promote economic development. It also deregulated services which the BPU found to be competitive. Pursuant to that legislation, Bell Atlantic - New Jersey filed a Plan for Alternative Form of Regulation (the "NJPAR"), which became effective in May 1993.

  The NJPAR replaced the Rate Stability Plan, which was approved by the BPU in 1987. In general, the Rate Stability Plan separated intrastate services into two categories: Group I (more competitive) and Group II (less competitive). Only Group II services were subject to financial performance monitoring by the BPU.

  The NJPAR divides Bell Atlantic - New Jersey's services into Rate-Regulated Services (formerly Group II services) and Competitive Services (formerly Group I services and services which have never been regulated by the BPU). Rate-Regulated Services are grouped in two categories:

     -"Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased beginning January 1996 in an amount limited to the prior year's increase in the Gross National Product-Price Index ("GNP-PI") less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are frozen through December 1999.

     -"Other Services": Custom Calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service. Rates for Other Services may be increased beginning January 1996 in an amount limited to the prior year's increase in the GNP-PI less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 12.7%.

All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which the earnings are capped. Competitive Services are deregulated under the New Jersey
Telecommunications Act.  An appeal of the NJPAR is pending.

  In May 1994, the BPU approved a settlement of a proceeding addressing intraLATA toll competition. The settlement permitted IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers must dial 10XXX to use an IXC), beginning July 1, 1994, and granted Bell Atlantic - New Jersey substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In January 1995, the BPU commenced a further proceeding to examine issues of intraLATA toll competition including whether presubscription should be authorized, and if so, under what terms and conditions. Currently, intraLATA toll calls default to the Network Services Companies unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code. The BPU will also address the issue of subsidies embodied in Bell Atlantic - New Jersey's rates. A decision is expected by the end of 1995.

  In January 1995, MFS - Intelenet filed a petition with the BPU requesting authority to provide local exchange services in areas served by Bell Atlantic - New Jersey.


 Bell Atlantic -  Pennsylvania, Inc.

  In July 1993, legislation was enacted in Pennsylvania which enabled Bell Atlantic - Pennsylvania to petition the Pennsylvania Public Utility Commission ("PPUC") to regulate Bell Atlantic - Pennsylvania under an alternative form of regulation. In October 1993, Bell Atlantic - Pennsylvania filed its petition and plan with the PPUC. In June 1994, the PPUC approved, with modifications, Bell Atlantic - Pennsylvania's Alternative Regulation Plan, ("PAPAR") which was accepted by Bell Atlantic - Pennsylvania in July 1994.

  The PAPAR provides for a pure price cap plan with no sharing and replaces rate base rate of return regulation. The PPUC's order confirmed that current rates are just and reasonable, and therefore, required no change to current rates. The PAPAR removed from price and earnings regulation six competitive services, including directory advertising, billing service, Centrex service, paging, speed calling and repeat calling. All remaining noncompetitive services will be price regulated.

  Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93% will be permitted. Annual price decreases are required when the GDP-PI falls below 2.93%. Protected services in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through December 31, 1999. However, revenue neutral rate restructuring for non-competitive services is permitted.

  The PAPAR requires Bell Atlantic - Pennsylvania to propose a Lifeline service
for residential customers on a revenue neutral basis   The Plan also requires
deployment of a universal broadband network, which must be completed in phases:
20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas. An appeal of the PAPAR is pending.

  Several large competitors have requested authority from the PPUC to provide local exchange service in areas served by Bell Atlantic - Pennsylvania. Applications are currently pending from MFS - Intelenet, MCI Metro ATS and Teleport Communications Group. Decisions on these applications are expected later in 1995.

  The PPUC is currently conducting a proceeding to examine issues regarding intraLATA toll competition, including whether to authorize presubscription and, if so, under what terms and conditions. A decision is expected later in 1995.

 Bell Atlantic - Delaware, Inc.

  In March 1994, Bell Atlantic - Delaware elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act"). The Delaware Telecommunications Act provides:

     -that the prices of "Basic Telephone Services" (e.g., dial tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation (GDP-PI), less 3%;

     -that the prices of "Discretionary Services" (e.g., Identa Ring/SM/ and Call Waiting) cannot increase more than 15% per year per service, after an initial one-year cap;

     -that the prices of "Competitive Services" (e.g., directory advertising and message toll service) will not be subject to tariff; and

     -that Bell Atlantic - Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission (DPSC) during the fifth year of the plan.

  The DPSC has initiated a rulemaking docket to develop regulations for the implementation of the Delaware Telecommunications Act. Public hearings were held in March 1995, with a DPSC decision expected during the second quarter of 1995.

  The DPSC has also initiated a proceeding to examine issues regarding intraLATA toll competition, including whether to authorize presubscription and dialing parity ("1+ dialing") for intrastate toll competitors and, if so, under what terms and conditions. A decision is expected in the second quarter of 1995.


 Bell Atlantic  - Washington, D.C., Inc.

   In January 1993, the District of Columbia Public Service Commission (DCPSC) adopted a regulatory reform plan ("D.C. Reform Plan") for the intra-Washington, D.C. services of Bell Atlantic - Washington, D.C., for a three year trial period. The D.C. Reform Plan provides a banded rate of return of 100 basis points over or under the authorized return on equity (which was set at 11.45% in December 1993). Bell Atlantic - Washington, D.C. is permitted to seek a rate increase if its return on equity falls below 10.45% and is required to share, through refunds, 50% of any earnings in excess of a return on equity of 12.45%. The D.C. Reform Plan also provides for pricing flexibility, including custom contracting and 14-day tariffing, for certain competitive services, including Centrex, High Speed Private Line Services, Digital Data Services, Paging Services, Speed Calling, Repeat Call, Home Intercom and Home Intercom Extra.

  In December 1993, the DCPSC approved a $15,800,000 rate increase, effective January 1, 1994.

  In May 1994, the DCPSC issued an order requiring Bell Atlantic - Washington, D.C. to show cause why it should not refund to its customers $2,300,000, plus interest, related to certain surcharge revenues in 1993. Bell Atlantic - Washington, D.C. has responded to the order.

  In January 1995, Bell Atlantic - Washington, D.C. filed a petition with the DCPSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in 1996. The price cap plan would: i) divide services into three categories: basic, discretionary and competitive;
(ii) cap basic residential prices through January 1, 2000 and then allow basic prices to be increased annually at one half the rate of inflation (GNP - PI);
(iii) permit annual increases of up to 25% for discretionary services; (iv) eliminate price regulation for all competitive services; and (v) classify services among the three categories and establish a process for moving services between categories going forward. Hearings on the proposed price cap plan are expected to commence later in 1995.

  MFS - Intelenet of Washington, D.C., a subsidiary of MFS Communications Company, Inc., has filed an application with the DCPSC for authority to provide local exchange services.


 Bell Atlantic - Maryland, Inc.

  In 1990, the Public Service Commission of Maryland ("MPSC") instituted a regulatory reform plan (the "Reform Plan") for regulation of intrastate services provided by Bell Atlantic - Maryland. The Reform Plan provides for sharing of earnings on other-than-competitive services (e.g., basic business and residential dial tone line and usage, pay telephone services and intraLATA toll services) within a prescribed range (13.6% to 15.6% return on equity), for the direct refund to ratepayers of all earnings above that range and for no sharing of earnings if earnings fall below that range. Earnings on competitive services (e.g., Centrex intercom and high capacity, special access and private line services) are not subject to a rate of return limitation. In connection with its approval of the Reform Plan, the MPSC required Bell Atlantic - Maryland to initiate a rate proceeding to examine Bell Atlantic - Maryland's financial and operating results under the Reform Plan and to serve as a rate case for determining rates and rate structure on a going-forward basis for services that the MPSC has determined are other-than-competitive.

  In January 1993, the MPSC issued an order directing Bell Atlantic - Maryland to reduce rates prospectively in the aggregate amount of $28.6 million annually. Tariffs reducing rates by that amount became effective on January 23, 1993.

  The Reform Plan was extended through 1995 and the sharing range was changed to 12.7% to 14.7%. This range was expanded on reconsideration to 12.7% to 16.5%.

  Legislation was passed by both houses of the Maryland General Assembly that would enable the MPSC to regulate Bell Atlantic - Maryland by a method other than rate base rate of return regulation. If signed into law, the legislation would become effective in June 1995.

  In April 1994, the MPSC approved an application from MFS-Intelenet of Maryland, Inc. (MFS-I), a subsidiary of MFS Communications Company, Inc.(MFS), to provide and resell local exchange and interexchange telecommunications services to business customers in areas served by Bell Atlantic - Maryland. MFS-I is authorized to be a co-carrier in Maryland and has been assigned its own central office codes for use with its customers, and Bell Atlantic - Maryland is required to provide intrastate switched access collocation. The rates that MFS-I will pay to interconnect with Bell Atlantic - Maryland must include MFS-I's fair share of the joint and common costs that support universal service. On an interim basis, MFS-I will pay 6.1 cents per call to terminate a call on Bell Atlantic - Maryland's network. The MPSC established a schedule, which extends into 1995, for Phase II of this case. Final interconnection rates will be decided in Phase II. In late 1994, MCI Metro ATS and Teleport Communications Group received approval for the same waivers and interconnection rates established in the MFS-I proceeding. An application by SBC Media Ventures (SBC) to provide residential service in Montgomery County was suspended at SBC's request pending completion of Phase II of the MFS-I proceeding.


 Bell Atlantic - Virginia, Inc.

  From January 1989 through December 1993, Bell Atlantic - Virginia participated in the Experimental Plan for Alternative Regulation of Virginia telephone companies (the "Experimental Plan"), adopted by the Virginia State Corporation Commission ("VSCC") in December 1988. The Experimental Plan marked a departure from traditional regulation, segregating telephone services into four categories and capping earnings on Bell Atlantic - Virginia's non-competitive services at a 14% return on equity. Refunds of excess earnings are required to be made.

  In December 1993, following an evaluation of the Experimental Plan, the VSCC adopted a Modified Plan for Alternative Regulation, effective January 1, 1994 (the "Modified Plan"). Under the Modified Plan, Bell Atlantic - Virginia's telephone services remained categorized, but earnings on non-competitive services were capped at a 12.55% return on equity. Additionally, in assessing whether earnings exceeded the permitted cap, the Modified Plan required an imputation to regulated earnings of an amount equal to 25% of the net profits of Yellow Page advertising.

  Bell Atlantic - Virginia's financial results under the Experimental Plan for the years 1989 through 1993 have been filed with the VSCC. The VSCC issued orders making Bell Atlantic - Virginia's rates final for 1989, 1990 and 1991. Therefore, rates for these years are no longer subject to refunds. Bell Atlantic - Virginia's financial results for 1992 and 1993, which as filed with the VSCC indicate that no refunds are due, are still subject to VSCC audit.

  Under legislation passed in the 1993 session of the Virginia General Assembly, the VSCC is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation; for example, the VSCC is free to adopt a price cap form of regulation. In February 1994, Bell Atlantic - Virginia filed a proposal to have its non-competitive services regulated on a price cap basis; competitive services would not be regulated.

  Following public hearings, the VSCC approved a new optional regulatory plan, effective January 1, 1995, which allows Bell Atlantic - Virginia to replace traditional cost-based regulation with a plan that relies on price constraints. The new plan, which eliminates regulation of profits, includes a temporary moratorium on rate increases for basic local telephone service until 2001, eliminates the monthly charge for Touch-Tone service and expands universal telephone service to the poor. In November 1994, Bell Atlantic - Virginia notified the VSCC of its election to participate in the new regulatory plan. An appeal of this plan is pending.

  During the 1995 session of the Virginia General Assembly, legislation was passed that will allow the VSCC to authorize other telephone companies, beginning January 1, 1996, to compete with Bell Atlantic - Virginia in the provision of local exchange services. These telephone companies will come under the jurisdiction of the VSCC and will be required to comply with rules and regulations which will be determined by the VSCC during 1995. The VSCC is also investigating whether to allow competition in the provision of intraLATA toll services.


 Bell Atlantic - West Virginia, Inc.

  In 1988, the Public Service Commission of West Virginia ("WVPSC") approved a plan ("Flexible Regulation Plan") which gave Bell Atlantic - West Virginia flexibility in the pricing of competitive services (e.g., intraLATA toll service, intraLATA "800" service, intraLATA WATS service, billing and collection services and directory advertising) and provided for a freeze on rates for basic local exchange services through December 31, 1990, and a lifting on January 1, 1989 of the moratorium on intraLATA toll competition. The Flexible Regulation Plan was subsequently extended through 1991.

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

  In December 1991, the WVPSC approved a new "Incentive Regulation Plan". The Incentive Regulation Plan continued the major provisions of the Flexible Regulation Plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service. It also committed Bell Atlantic - West Virginia to invest $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure.

  In December 1994, the WVPSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. Bell Atlantic - West Virginia is committed to invest at least $375 million in its network over the next five years.

  The WVPSC set aside for separate proceedings issues regarding intraLATA presubscription and local service competition.


Competition - General

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

  The Network Services Companies face competition from alternative communications systems, constructed by large end users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the local telephone company's plant. MFS has an optical fiber network which currently competes with Bell Atlantic - Pennsylvania and Bell Atlantic - Maryland in the Philadelphia, Pittsburgh and Baltimore metropolitan areas. In the Washington, D.C. metropolitan area, Institutional Communications Company, in which MFS has acquired a controlling interest, has deployed an optical fiber network to compete with Bell Atlantic - Washington, D.C., Bell Atlantic - Maryland and Bell Atlantic - Virginia in the provision of switched and special access services and local services. Eastern TeleLogic Corporation is currently providing service in the Philadelphia area over an optical fiber network, and Digital Direct of Pittsburgh, Inc. (dba Penn Access) has multiple fiber rings in service in the Pittsburgh metropolitan area, with additional fiber rings under construction. In July 1993, Virginia Metrotel Inc. was granted authority by the VSCC to compete against Bell Atlantic - Virginia in the provision of access services in the Richmond metropolitan area. Teleport Communications Group and MFS provide competitive access service in the Princeton-Trenton corridor and northern New Jersey. The ability of such alternative access providers to compete with the Network Services Companies has been enhanced by the FCC's orders requiring the Network Services Companies to offer virtual collocated interconnection for special and switched access services.

  Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Network Services Companies' local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Network Services Companies' lines.


 IntraLATA Toll Competition

  The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Network Services Companies is subject to state regulation. Such competition is permitted in New Jersey, Pennsylvania, Delaware, Maryland and West Virginia. The issue is inapplicable to Washington, D.C. since intraLATA toll service is not offered within the District of Columbia. The VSCC has instituted a proceeding to consider whether, and on what terms, to permit intraLATA toll competition in Virginia. See "The Network Services Companies -- State Regulation and Competitive Environment".


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

  In September 1993, the FCC issued an order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as the Company, are eligible to bid for PCS licenses, except that cellular carriers such as the Company are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area.

  In October 1994, the Company, NYNEX, AirTouch Communications and U S WEST, Inc., formed a partnership to bid jointly in the FCC's auctions for PCS licenses. In March 1995, this partnership was a successful bidder for licenses for spectrum to provide PCS services in the following markets: Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu. The partnership will pay $1.1 billion for these licenses.


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

  Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line, effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. Some of the state regulatory commissions having jurisdiction over the Network Services Companies have approved Centrex tariff revisions designed to offset the effects of such higher Subscriber Line Charges and to provide for stability of Centrex rates.


 Directories

  The Network Services Companies continue to face significant competition from other providers of directories, as well as competition from other advertising media. In particular, the former sales representative of the Network Services Companies (other than Bell Atlantic - New Jersey) publishes directories in competition with those published by the Network Services Companies in New Jersey, Pennsylvania, Delaware and the Washington, D.C. and Baltimore metropolitan areas.

 Public Telephone Services

  The Company faces increasing competition in the provision of pay telephone services from other pay telephone service providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.


 Operator Services

  Alternative operator services providers have entered into competition with the Network Services Companies' operator services product line.


New Products and Services

 Bell Atlantic/(R)/IQ/(SM)/ Services

  The Network Services Companies have introduced the Bell Atlantic/(R)/IQ/(SM)/ Services family of calling features (although not all features are available in all states). These features include Identa Ring/(SM)/, which allows a single line to have multiple telephone numbers, each with a distinctive ring; Repeat Call, which allows customers automatically to redial busy phone numbers; Return Call, which allows customers automatically to return the last incoming call, even without knowing the number; Ultra Forward/(SM)/, which customers can use to program call-forwarding instructions; Home Intercom, which allows for phone-to-phone dialing within the home; Caller ID, which displays the number of the calling party; and Caller ID Deluxe, which displays the name and number of the calling party.


 Data Services

  The Network Services Companies have introduced several high speed data transmission services (although not all services are available in all states). Switched Multi-Megabit Data Service ("SMDS", a high-speed, public, packet-switched data transmission service); Fiber Distributed Data Interface Network Service; and Frame Relay Service (which allows high-speed interconnection of a customer's multiple locations).


 Integrated Services Digital Network

  Integrated Services Digital Network ("ISDN") is an all digital switched network architecture that allows voice, data and video services to be integrated on one telephone line. The Network Services Companies had approximately 90,000 ISDN lines in service at the end of 1994. All of the Network Services Companies introduced ISDN Anywhere in 1994. This service allows customers in non-equipped ISDN offices to be offered service from a designated host switch until such time as their home office becomes equipped with ISDN.


 Information Services

  The Network Services Companies offer various types of information services, such as message storage services, voice mail, electronic mail and Answer Call, a telephone answering service aimed at residential and small business customers.

                        DOMESTIC WIRELESS COMMUNICATIONS


  Bell Atlantic Mobile provides cellular telecommunications service in certain portions of the Network Services Companies' Territory and in other parts of the United States. These entities market cellular telecommunications service and related equipment directly to consumers, wholesale such service to businesses which resell the service to consumers, and authorize agents to sell such service to consumers. They also resell paging service in some locations. In 1992, the Company acquired Metro Mobile CTS, Inc., then the second-largest independent provider of cellular telecommunications service in the United States.

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

  In June 1994, Bell Atlantic and NYNEX Corporation executed a Joint Venture Formation Agreement which sets forth the terms and conditions under which the parties intend to combine their domestic cellular properties. This transaction, which is subject to regulatory approvals and various other conditions to closing, is expected to close in mid-1995. Upon completion of the merger, Bell Atlantic Mobile will dispose of certain competing properties in Massachusetts and Rhode Island.

  In October 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc. formed two partnerships to provide nationwide wireless communications services. The first partnership participated in the FCC auctions for PCS licenses. See "Competition-Personal Communications Services". The second partnership will develop a national brand and provide coordination and centralization of various functions for the companies' cellular and PCS businesses.

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

  In 1990, wholly-owned New Zealand subsidiaries of International and Ameritech Corporation ("Ameritech") each purchased approximately 49% of the common shares of Telecom Corporation of New Zealand Limited ("TCNZ") for a purchase price of approximately $2.4 billion. Under the terms of the acquisition and subsequent agreements with the New Zealand government, International and Ameritech were required to sell equity interests in TCNZ such that their combined ownership would, within four years of the acquisition, be reduced to 49.9%. In furtherance of that requirement, International and Ameritech in 1991 sold a portion of their equity shares in TCNZ in a worldwide public offering, thereby reducing their combined ownership in TCNZ to approximately 68%. In 1993, International privately sold an aggregate of 9.8% of TCNZ, reducing its ownership interest in TCNZ to 24.8%, and, together with private sales by Ameritech, completing its sell-down obligations.

  International is also a shareholder in joint ventures, begun in November 1990, with a subsidiary of U S WEST, Inc. and the telecommunications administrations of The Czech Republic and The Slovak Republic, to build and operate cellular and packet data networks in these republics.

  In 1993, International acquired for $1.04 billion an interest of approximately 42% in Grupo Iusacell, S.A. de C.V., the second largest telecommunications company in Mexico and the primary business of which is the provision of cellular telephone service.

  In March 1994, a consortium in which International has the second largest interest (approximately 11.5%) was awarded the second cellular license for Italy.



                           BUSINESS SYSTEMS COMPANIES

  Bell Atlantic Business Systems Services, Inc. ("Business Systems Services"), which was formerly known as Sorbus Inc., is a computer services company which provides hardware and software maintenance, network support, disaster recovery and other services on over 10,000 hardware and software products. Business Systems Services provides service to more than 80,000 customer sites worldwide. Business Systems Services' major competitors are computer equipment manufacturers which offer to service the equipment they sell as well as other vendors of computer maintenance and service. In some cases, Business Systems Services is dependent on computer manufacturers and distributors for spare parts necessary for the products it services.

  The Bell Atlantic Computer Technology Services Division of Business Systems Services provides parts repair and sales and refurbishment services for International Business Machines Corporation, Digital Equipment Corporation, Sun Microsystems, Inc. and other computer manufacturers' equipment to end users, manufacturers and service companies throughout the world.


                                 VIDEO SERVICES

  In October 1994, the Company, NYNEX and Pacific Telesis Group formed two companies to deliver nationally branded home entertainment, information and interactive services. A media company will license, acquire and develop entertainment and information services. Creative Artists Agency, Inc. has entered into a consulting arrangement with the media company to develop a branding and marketing strategy and to provide assistance in acquiring programming. A technology and integration company will provide the systems necessary to deliver these services over the companies' networks.


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

                               EMPLOYEE RELATIONS

  As of December 31, 1994, the Company and its subsidiaries had approximately 72,300 employees, which represents approximately a 1.8% decrease from the number of employees at December 31, 1993.

  Approximately 65% of the employees of the Company and its subsidiaries are represented by unions. Of those so represented, approximately 80% are represented by the Communications Workers of America, and approximately 20% are represented by the International Brotherhood of Electrical Workers, which are both affiliated with the American Federation of Labor-Congress of Industrial Organizations.

  The terms of the contracts ratified in October 1992 by unions representing associate employees of the Network Services Companies and NSI expire in August 1995.

Item 2.  Properties

  The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment, 94% of which was held by the Network Services Companies in 1994 (92% in 1993), consisted of the following at December 31:


                              1994   1993
                              -----  -----
Central office equipment....    36%    36%
Cable, wiring, and conduit..    36     35
Land and buildings..........     9      9
Other equipment.............    15     16
Other.......................     4      4
                              ----   ----
                               100%   100%
                              ====   ====

  "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring, and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone instruments and telephone equipment (including PBXs) used by the Network Services Companies in their operations, poles, furniture, office equipment, vehicles and other work equipment, and cellular plant. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

  The customers of the Network Services Companies are served by electronic switching systems that provide a wide variety of services. The Network Services Companies' network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1994, approximately 75% of the access lines were served by digital capability.

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


Other Pending Cases

  In January 1991, the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in several identical class action complaints. These complaints, which have been consolidated in a single proceeding in the United States District Court for the Eastern District of Pennsylvania and have subsequently been amended, allege that, during a class period from June 14, 1990 through January 22, 1991, the plaintiffs purchased shares of Bell Atlantic stock at inflated prices as a result of the defendants' alleged failure to disclose material information regarding certain aspects of the Company's financial performance and prospects. The trial court's earlier decision granting defendants' motion to dismiss this action was reversed by the United States Court of Appeals for the Third Circuit upon appeal by the plaintiffs. Discovery in this action is in progress.

  While complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of the foregoing actions would not be material in amount to the financial position of the Company.


Prior Cases

  On April 12, 1990, a letter was submitted to the Company's Board of Directors by a law firm, purportedly on behalf of a shareowner of the Company, requesting that the Company commence action against any present or former director, officer or employee of the Company or any of its subsidiaries who might be found to have violated any duty to the Company in connection with (i) certain litigation involving Bell Atlantic - Pennsylvania and (ii) a temporary suspension of the Company and Bell Atlantic - Washington, D. C. from eligibility for future federal government contracts (the "Treasury suspension"). As previously reported by the Company in its Quarterly Reports on Form 10-Q for the quarters ended March 31 and September 30, 1990 and its Annual Reports on Form 10-K for the years ended December 31, 1990 and 1991, the Bell Atlantic - Pennsylvania litigation involved allegations that this subsidiary had engaged in improper practices while selling certain optional services, and resulted in a settlement pursuant to which Bell Atlantic - Pennsylvania made payments and refunds aggregating approximately $42 million; the Treasury suspension involved allegations that the Company and Bell Atlantic - Washington, D.C. had misrepresented certain facts in connection with a bid for a particular government contract, and was terminated approximately one month later after the Company agreed to re-emphasize to employees the need to verify information provided to the government, including information supplied to the Company by sub-contractors.

  In response to the demand letter (a similar letter, purportedly on behalf of a different shareowner, was received shortly thereafter), the Board of Directors of the Company (the "Board") on April 24, 1990 appointed a committee of three outside directors (James H. Gilliam, Jr. (Chairman), William G. Copeland and John F. Maypole) to investigate these matters and present its recommendation to the Board (the "Special Committee").

  On May 11, 1990, the Company was served with a complaint filed in the Court of Common Pleas of Philadelphia County, Pennsylvania, naming certain then-current directors and officers as defendants in a shareholder derivative suit. The complaint alleged that the defendants had breached their fiduciary duties to the Company and its shareowners by failing to implement and enforce adequate safeguards to prevent the activities which resulted in the Bell Atlantic - Pennsylvania litigation and the Treasury suspension referred to above. The Company was not a defendant in this litigation.

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

  On June 19, 1991, the Company was served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania naming all of the then-current directors of the Company and one former officer as defendants in a shareowner class action and derivative suit. This lawsuit made allegations very similar to the Court of Common Pleas suit referenced above with respect to the Bell Atlantic - Pennsylvania litigation and Treasury suspension matters and, in addition, alleged that the Company violated federal proxy rules and regulations and its duty of candor under state law by failing to disclose, in its 1987-1991 proxy materials, information about the Bell Atlantic - Pennsylvania litigation, the Treasury suspension, the appointment of the Special Committee and the Court of Common Pleas litigation referenced above.

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

  In March 1995, the parties in the Court of Common Pleas action filed a Consent Order to Settle, Discontinue and End.


Item 4.   Submission of Matters to a Vote of Security Holders

  Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is certain information with respect to the Company's executive officers.

                                                                                                       Held
Name                                                Age                     Office                     Since
-------------------------------------------------   ----  -------------------------------------------  -----
Raymond W. Smith..................................   57   Chairman of the Board and Chief Executive     1989
                                                            Officer
Lawrence T. Babbio, Jr............................   50   Vice Chairman                                 1995
James G. Cullen...................................   52   Vice Chairman                                 1995
William O. Albertini..............................   51   Executive Vice President and Chief            1995
                                                            Financial Officer
Joseph T. Ambrozy.................................   55   Vice President - Strategic Planning           1992
P. Alan Bulliner..................................   51   Vice President - Corporate Secretary and      1992
                                                            Counsel
Barbara L. Connor.................................   44   Vice President - Finance, Controller          1993
                                                            and Treasurer
Charles W. Crist, Jr..............................   51   Vice President - Corporate Cost Reduction     1995
John F. Gamba.....................................   56   Senior Vice President - Corporate Resources   1995
                                                            and Performance Assurance
Bruce S. Gordon...................................   49   Group President - Consumer and Small          1993
                                                            Business Services, Bell Atlantic Network
                                                            Services, Inc.
Stuart C. Johnson.................................   52   Group President - Large Business and          1993
                                                            Information Services, Bell Atlantic
                                                            Network Services, Inc.
Thomas R. McKeough................................   48   Vice President - Mergers and Acquisitions     1994
                                                            and Associate General Counsel
Brian D. Oliver...................................   39   Vice President - Corporate Development        1994
James R. Young....................................   43   Vice President - General Counsel              1992

  Prior to serving as an executive officer of the Company, each of the above officers, with the exception of Mr. Johnson, has held high level managerial positions with the Company or one of its subsidiaries for at least five years. From 1987 until joining the Company in 1992, Mr. Johnson served as President, GTE-Contel Federal Sector for GTE Corporation.

  Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

  The principal market for trading in the common stock of Bell Atlantic Corporation is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1994, there were 990,652 shareowners of record.

  High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:


                          Market Price      Cash
                        ----------------  Dividend
                         High      Low    Declared
                        -------  -------  --------

1994: First Quarter...  $59 5/8  $51        $.69
      Second Quarter..   56 3/4   49         .69
      Third Quarter...   58 3/8   52 1/4     .69
      Fourth Quarter..   53 1/4   48 3/8     .69

1993: First Quarter...  $56 3/4  $49 5/8    $.67
      Second Quarter..   59 3/8   50 3/4     .67
      Third Quarter...   64 7/8   55 5/8     .67
      Fourth Quarter..   69 1/8   57         .67


Item 6.   Selected Financial Data

  The Selected Financial and Operating Data on page 2 of the Company's 1994 Annual Report to shareowners is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 15 of the Company's 1994 Annual Report to shareowners is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

  The Report of Independent Accountants, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 17 through 41 of the Company's 1994 Annual Report to shareowners are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

  For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 1 through 6 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareowners, which is incorporated herein by reference. For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16 Reporting" on page 19 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareowners, which is incorporated herein by reference.


Item 11.   Executive Compensation

  For information with respect to executive compensation, see "Executive Compensation" on pages 11 through 18, "Stock Performance" on page 19, and "Employment Agreements" on page 20 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareowners, which are incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

  For information with respect to the security ownership of the Directors and Executive Officers of the Company, see "Ownership of Bell Atlantic Common Stock" on pages 18 and 19 of the Proxy Statement for the Company's 1995 Annual Meeting of Shareowners, which is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

  None.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


 (a) The following documents are filed as part of this report:

  (1) Financial Statements

      See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

  (2) Financial Statement Schedules

      See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

  (3) Exhibits

  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


Exhibit
Number
---------
3a         Certificate of Incorporation of Bell Atlantic Corporation ("Bell
           Atlantic"), dated October 7, 1983. (Exhibit 3a to Registration
           Statement on Form S-1 No. 2-87842, File No. 1-8606.)

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

10a Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10c to Form SE dated March 29, 1993, File No. 1-8606.)*

10b Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986, File No. 1-8606.)*

           10b (i) Resolutions amending the Plan, effective as of January 1, 1989 (Exhibit 10d to Form SE dated March 29, 1989, File No. 1-8606.)*

10c Bell Atlantic Personal Financial Services Program for Senior and Executive Managers and Key Employees, effective as of July 1, 1990, as amended. (Exhibit 10f to Form SE dated March 28, 1991, File No. 1-8606.)*

10d Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of February 1, 1995.*

10e Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10f Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on
           Form S-1 No. 2-87842, File No. 1-8606.)*

10g Article V from Bell Atlantic Management Pension Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10j to Form SE dated March 26, 1992, File No. 1-8606.)*

10h Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10k to Form SE dated March 29, 1993, File No. 1-8606.)*

           10h (i) Resolutions amending the Bell Atlantic Senior Management Retirement Income Plan effective as of December 31, 1993. (Exhibit 10k(i) to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10i Bell Atlantic Deferred Compensation Plan (formerly the Bell Atlantic Senior Management Incentive Award Deferral Plan), as amended and restated effective as of January 1, 1993. (Exhibit 101 to Form SE dated March 29, 1993, File No. 1-8606.)*

           10i (i) Resolutions amending the Bell Atlantic Deferred Compensation Plan, effective October 25, 1993. (Exhibit 10l(i) to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

           10i (ii) Resolution amending the Bell Atlantic Deferred Compensation
                    Plan, effective November 21, 1994.*

10j Bell Atlantic Stock Incentive Plan, consisting of (1) The Bell Atlantic 1985 Performance Share Plan as amended and restated effective as of January 1, 1993 and (2) The Bell Atlantic 1985 Incentive Stock Option Plan as amended and restated effective as of January 1, 1993. (Exhibit 10m to Form SE dated March 29, 1993, File No. 1-8606.)*

           10j (i) Resolutions amending The Bell Atlantic 1985 Incentive Stock Option Plan, (Exhibit 10m(i) to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10k Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of February 1, 1995.*

10l Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of October 25, 1994.*

10m        Bell Atlantic Corporation Directors' Charitable Giving Program.
           (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606.)*

           10m (i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993, File
                    No. 1-8606.)*

10n Employment Agreement dated January 24, 1994 between the Company and William O. Albertini. (Exhibit 10q to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10o Employment Agreement dated January 24, 1994 among the Company, Bell Atlantic Enterprises International, Inc. and Lawrence T. Babbio, Jr. (Exhibit 10n to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10p        Resolution dated January 24, 1994 granting Lawrence T. Babbio, Jr.
           certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10q Employment Agreement dated January 24, 1994 between the Company and James G. Cullen. (Exhibit 10t to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10r Non-Compete and Proprietary Information Agreement dated August 10, 1993 between the Company and James G. Cullen. (Exhibit 10u to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10s Employment Agreement dated January 24, 1994 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson. (Exhibit 10v to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10t Non-Compete and Proprietary Information Agreement dated August 9, 1993 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson. (Exhibit 10w to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10u Employment Agreement dated January 24, 1994 between the Company and James R. Young. (Exhibit 10x to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

11         Computation of Earnings Per Common Share.

12         Computation of Ratio of Earnings to Fixed Charges.


13 Portions of the Company's Annual Report to shareowners for the year ended December 31, 1994.

21         List of subsidiaries of Bell Atlantic.

23         Consent of Independent Accountants.

24         Powers of Attorney.

27         Financial Data Schedule.

99a        Annual Report on Form 11-K for the Bell Atlantic Savings Plan for
           Salaried Employees for the year ended December 31, 1994. (To be filed by amendment.)

99b        Annual report on Form 11-K for the Bell Atlantic Savings and Security
           Plan (Non-Salaried Employees) for the year ended December 31, 1994.
           (To be filed by amendment.)
----------

*Indicates management contract or compensatory plan or arrangement.


     Shareowners may request a copy of the exhibits to this Annual Report on Form 10-K by writing to the Corporate Secretary, Bell Atlantic Corporation, 1717 Arch Street, Philadelphia, Pennsylvania 19103.

 (b)  Current Reports on Form 8-K filed during the quarter ended December 31,
      1994:

     A Current Report on Form 8-K, dated October 20, 1994, was filed regarding the Company's third quarter 1994 financial results. This report contained unaudited condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1994 and 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BELL ATLANTIC CORPORATION


                                                By   /s/ William O. Albertini
                                                  ---------------------------
                                                     William O. Albertini
                                                   Executive Vice President
                                                  and Chief Financial Officer


March 29, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                       ++
Principal Executive Officer:                            +
   Raymond W. Smith                Chairman of the      +
                                   Board and Chief      +
                                   Executive Officer    +
                                                        +
                                                        +
Principal Financial Officer:                            +
   William O. Albertini            Executive Vice       +
                                   President and Chief  +
                                   Financial Officer    +
                                                        +
Principal Accounting Officer:                           +
   Barbara L. Connor               Vice President -     +
                                   Finance, Controller  +
                                   and Treasurer        +
                                                        ++ By /s/ William O. Albertini
                                                        +    -------------------------
                                                        +       William O. Albertini
Directors:                                              +       (individually and as
   William W. Adams                                     +         attorney-in-fact)
   William O. Albertini                                 +          March 29, 1995
   Lawrence T. Babbio, Jr.                              +
   Thomas E. Bolger                                     +
   Frank C. Carlucci                                    +
   William G. Copeland                                  +
   James G. Cullen                                      +
   James H. Gilliam, Jr.                                +
   Thomas H. Kean                                       +
   John C. Marous, Jr.                                  +
   John F. Maypole                                      +
   Joseph Neubauer                                      +
   Thomas H. O'Brien                                    +
   Rozanne L. Ridgway                                   +
   Raymond W. Smith                                     +
   Shirley Young                                        +
                                                       ++

                           BELL ATLANTIC CORPORATION

         Index to Financial Statements and Financial Statement Schedule


                                                        Page Number
                                                    -------------------
                                                               Annual
                                                     Form    Report to
                                                     10-K   Shareowners
                                                    ------  -----------

Report of Independent Accountants.................     F-2           17

Consolidated Statements of Operations-
   For the years ended December 31, 1994, 1993
   and 1992.......................................      --           18

Consolidated Balance Sheets-
   December 31, 1994 and 1993.....................      --           19

Consolidated Statements of Cash Flows-
   For the years ended December 31, 1994, 1993
   and 1992.......................................      --           20

Notes to Consolidated Financial Statements........      --        21-41

Schedule II--Valuation and Qualifying Accounts--
   For the years ended December 31, 1994, 1993
   and 1992.......................................     F-3           --


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Bell Atlantic Corporation

Our report on the consolidated financial statements of Bell Atlantic
Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 17 of the 1994 Annual Report to shareowners of Bell Atlantic Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1995

                    BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1994, 1993, and 1992
                             (Dollars In Millions)

                                              ADDITIONS
                                        ---------------------
                                                   CHARGED TO
                          BALANCE AT    CHARGED      OTHER                   BALANCE
                          BEGINNING        TO       ACCOUNTS    DEDUCTIONS   AT END
    DESCRIPTION           OF PERIOD     EXPENSES    --NOTE(A)   --NOTE(B)    OF PERIOD
------------------------  ----------    --------   ----------   ----------   ---------
Allowance for Uncollectible
  Accounts Receivable:
    Year 1994...........  $192.6        $176.8     $197.8       $378.3       $188.9

    Year 1993...........  $170.4        $176.2     $163.7       $317.7       $192.6

    Year 1992...........  $166.0        $132.1     $170.5       $298.2       $170.4

Allowance for Uncollectible
  Finance Lease Receivables:
    Year 1994...........  $ 48.9        $   .2     $   .7       $ 49.8       $  --

    Year 1993...........  $ 52.2        $ 25.1     $  9.5       $ 37.9       $ 48.9

    Year 1992...........  $ 46.3        $ 32.8     $  6.4       $ 33.3       $ 52.2


Allowance for Obsolete
  Inventory:
    Year 1994...........  $ 18.3        $  5.0     $  --        $  5.0       $ 18.3

    Year 1993...........  $ 10.4        $  3.5     $ 11.8       $  7.4       $ 18.3

    Year 1992...........  $ 31.9        $  5.0     $  --        $ 26.5       $ 10.4


Valuation Allowance for
  Deferred Tax Assets:
    Year 1994...........  $ 74.8        $  5.6     $  --        $ 58.0       $ 22.4

    Year 1993...........  $ 39.7(c)     $ 35.1     $  --        $  --        $ 74.8


Other Allowances (d):
    Year 1994...........  $ 10.7        $  4.9     $  --        $  4.8       $ 10.8

    Year 1993...........  $ 21.7        $  4.7     $   .6       $ 16.3       $ 10.7

    Year 1992...........  $ 45.4        $ 11.8     $   .3       $ 35.8       $ 21.7

____________
(a) Amounts include beginning balances for businesses acquired during the year. Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.
(b) Amounts written off as uncollectible or obsolete or transferred to other accounts (except for the valuation allowance for deferred tax assets).
     In 1994, amounts include ending balances for businesses sold during the year.
(c) Represents the valuation allowance at implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(d) Other Allowances include allowances for obsolete equipment and allowances for probable losses incurred in the directory businesses arising in the normal course of operations.

                             EXHIBITS TO FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       FOR THE YEAR ENDED DECEMBER 31, 1994    COMMISSION FILE NO. 1-8606
                           BELL ATLANTIC CORPORATION

                                 EXHIBIT INDEX

Exhibit
Number
-------

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

3e         By-Laws of Bell Atlantic, as amended through June 23, 1992. (Exhibit
           3e to Form SE dated March 29, 1993, File No. 1-8606.)

4 No instrument which defines the rights of holders of long and intermediate term debt, of the Company and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item
           601(b) (4) (iii) (A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request .

10a Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10c to Form SE dated March 29, 1993, File No. 1-8606.)*

10b        Bell Atlantic Senior Management Long-Term Disability and Survivor
           Protection Plan, as amended. (Exhibit 10h to Form SE filed on March
           27, 1986, File No. 1-8606.)*

           10b (i)  Resolutions amending the Plan, effective as of January 1,
                    1989 (Exhibit 10d to Form SE dated March 29, 1989, File No.
                    1-8606.)*

10c        Bell Atlantic Personal Financial Services Program for Senior and
           Executive Managers and Key Employees, effective as of July 1, 1990, as amended. (Exhibit 10f to Form SE dated March 28, 1991, File No.
           1-8606.)*

10d Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of February 1, 1995.*

10e Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10f Description of Bell Atlantic Plan for Non-Employee Directors Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10g Article V from Bell Atlantic Management Pension Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10j to Form SE dated March 26, 1992, File No. 1-8606.)*

10h Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1993. (Exhibit 10k to Form SE dated March 29, 1993, File No. 1-8606.)*

           10h (i) Resolutions amending the Bell Atlantic Senior Management Retirement Income Plan effective as of December 31, 1993. (Exhibit 10k(i) to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10i Bell Atlantic Deferred Compensation Plan (formerly the Bell Atlantic Senior Management Incentive Award Deferral Plan), as amended and restated effective as of January 1, 1993. (Exhibit 101 to Form SE dated March 29, 1993, File No. 1-8606.)*

           10i (i) Resolutions amending the Bell Atlantic Deferred Compensation Plan, effective October 25, 1993. (Exhibit 10l(i) to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

           10i (ii) Resolution amending the Bell Atlantic Deferred Compensation
                    Plan, effective November 21, 1994.*

10j Bell Atlantic Stock Incentive Plan, consisting of (1) The Bell Atlantic 1985 Performance Share Plan as amended and restated effective as of January 1, 1993 and (2) The Bell Atlantic 1985 Incentive Stock Option Plan as amended and restated effective as of January 1, 1993. (Exhibit 10m to Form SE dated March 29, 1993, File No. 1-8606.)*

           10j (i) Resolutions amending The Bell Atlantic 1985 Incentive Stock Option Plan, (Exhibit 10m(i) to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10k Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of February 1, 1995.*

10l Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of October 25, 1994.*

10m        Bell Atlantic Corporation Directors' Charitable Giving Program.
           (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606.)*

           10m (i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993, File No. 1-8606.)*

10n Employment Agreement dated January 24, 1994 between the Company and William O. Albertini. (Exhibit 10q to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10o        Employment Agreement dated January 24, 1994 among the Company, Bell
           Atlantic Enterprises International, Inc. and Lawrence T. Babbio, Jr.
           (Exhibit 10n to Form 10-K for the year ended December 31, 1993, File
           No. 1-8606.)*

10p        Resolution dated January 24, 1994 granting Lawrence T. Babbio, Jr.
           certain nonqualified stock options to purchase American Depository
           Receipts representing Series L shares of the capital stock of Grupo
           Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended
           December 31, 1993, File No. 1-8606.)*

10q        Employment Agreement dated January 24, 1994 between the Company and
           James G. Cullen. (Exhibit 10t to Form 10-K for the year ended
           December 31, 1993, File No. 1-8606.)*

10r        Non-Compete and Proprietary Information Agreement dated August 10,
           1993 between the Company and James G. Cullen. (Exhibit 10u to Form
           10-K for the year ended December 31, 1993, File No. 1-8606.)*

10s        Employment Agreement dated January 24, 1994 among the Company, Bell
           Atlantic Network Services, Inc. and Stuart C. Johnson. (Exhibit 10v to Form 10-K for the year ended December 31, 1993, File No.
           1-8606.)*

10t        Non-Compete and Proprietary Information Agreement dated August 9,
           1993 among the Company, Bell Atlantic Network Services, Inc. and
           Stuart C. Johnson. (Exhibit 10w to Form 10-K for the year ended
           December 31, 1993, File No. 1-8606.)*

10u        Employment Agreement dated January 24, 1994 between the Company and
           James R. Young. (Exhibit 10x to Form 10-K for the year ended December
           31, 1993, File No. 1-8606.)*

11         Computation of Earnings Per Common Share.

12         Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Company's Annual Report to shareowners for the year ended December 31, 1994.

21         List of subsidiaries of Bell Atlantic.

23         Consent of Independent Accountants.

24         Powers of Attorney.

27         Financial Data Schedule.

99a        Annual Report on Form 11-K for the Bell Atlantic Savings Plan for
           Salaried Employees for the year ended December 31, 1994. (To be filed by amendment.)

99b        Annual report on Form 11-K for the Bell Atlantic Savings and Security
           Plan (Non-Salaried Employees) for the year ended December 31, 1994.
           (To be filed by amendment.)
----------

*Indicates management contract or compensatory plan or arrangement.