Form 10-K/A
period 1994-12-31
BELL ATLANTIC CORP
filed 1995-04-28
CIK 732712

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

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:

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

                                          Bell Atlantic Corporation

                                                 /s/ William O. Albertini
                                          By___________________________________
                                                   WILLIAM O. ALBERTINI
                                            (Executive Vice President andChief
                                                    Financial Officer)

April 28, 1995

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------