Form 10-Q
period 1995-03-31
BELL ATLANTIC CORP
filed 1995-05-12
CIK 732712

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


               (Mark one)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

  At April 30, 1995, 436,394,735 shares of the registrant's Common Stock were outstanding, after deducting 62,615 shares held in treasury.


===============================================================================

                               TABLE OF CONTENTS

Item No.                                                                  Page
- --------                                                                  ----

    Part I. Financial Information

1.  Financial Statements

    Condensed Consolidated Statements of Operations
      For the three months ended March 31, 1995 and 1994...............     1

    Condensed Consolidated Balance Sheets
      March 31, 1995 and December 31, 1994.............................   2-3

    Condensed Consolidated Statements of Cash Flows
      For the three months ended March 31, 1995 and 1994...............     4

    Notes to Condensed Consolidated Financial Statements...............   5-6

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations..............................  7-17

    Part II. Other Information

1.  Legal Proceedings..................................................    18

6.  Exhibits and Reports on Form 8-K...................................    18

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                                            Three months ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             1995         1994
                                                                           --------     --------
OPERATING REVENUES...................................................      $3,449.7     $3,419.6
                                                                           --------     --------
OPERATING EXPENSES
Employee costs, including benefits and taxes.........................       1,034.2      1,047.9
Depreciation and amortization........................................         667.7        648.6
Other................................................................         916.3        974.3
                                                                           --------     --------
                                                                            2,618.2      2,670.8
                                                                           --------     --------

OPERATING INCOME.....................................................         831.5        748.8
Equity in Income (Loss) of Affiliates................................          (6.7)        21.9
Other Income (Expense), Net..........................................           1.1         (8.1)
Interest Expense.....................................................         138.9        143.5
                                                                           --------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM.................................................         687.0        619.1
Provision for Income Taxes...........................................         272.5        223.2
                                                                           --------     --------

INCOME BEFORE EXTRAORDINARY ITEM.....................................         414.5        395.9
EXTRAORDINARY ITEM
Early Extinguishment of Debt, Net of Tax.............................            --         (6.7)
                                                                           --------     --------

NET INCOME...........................................................      $  414.5     $  389.2
                                                                           ========     ========
PER COMMON SHARE
- ----------------
INCOME BEFORE EXTRAORDINARY ITEM.....................................      $    .95     $    .91
EXTRAORDINARY ITEM...................................................            --         (.02)
                                                                           --------     --------
NET INCOME...........................................................      $    .95     $    .89
                                                                           ========     ========
Cash Dividends Declared..............................................      $    .70     $    .69
                                                                           ========     ========
Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions).........................         437.4        437.3
                                                                           ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)


                                       ASSETS
                                       ------



                                                                                  March 31,      December 31,
                                                                                    1995             1994
                                                                                ------------     ------------
CURRENT ASSETS
Cash and cash equivalents....................................................   $       58.6      $     142.9
Short-term investments.......................................................          135.0               --
Accounts receivable, net of allowances of $198.2 and $188.9..................        2,207.2          2,328.1
Inventories..................................................................          298.0            274.6
Prepaid expenses.............................................................          574.2            545.5
Other........................................................................          526.8            492.2
                                                                                ------------     ------------
                                                                                     3,799.8          3,783.3
                                                                                ------------     ------------

PLANT, PROPERTY AND EQUIPMENT................................................       34,402.0         33,745.8
Less accumulated depreciation................................................       17,327.1         16,807.7
                                                                                ------------     ------------
                                                                                    17,074.9         16,938.1
                                                                                ------------     ------------


INVESTMENTS IN AFFILIATES....................................................        1,557.7          1,576.8
OTHER ASSETS.................................................................        1,879.8          1,973.6
                                                                                ------------     ------------
TOTAL ASSETS.................................................................   $   24,312.2     $   24,271.8
                                                                                ============     ============

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                                                  March 31,      December 31,
                                                                                    1995             1994
                                                                                ------------     ------------
CURRENT LIABILITIES
Debt maturing within one year........................................           $    2,356.2     $    2,087.6
Accounts payable.....................................................                1,765.7          2,220.2
Accrued expenses.....................................................                  636.6            388.7
Other................................................................                  890.8            880.2
                                                                                ------------     ------------
                                                                                     5,649.3          5,576.7
                                                                                ------------     ------------

LONG-TERM DEBT.......................................................                6,700.0          6,805.7
                                                                                ------------     ------------
EMPLOYEE BENEFIT OBLIGATIONS.........................................                3,833.1          3,773.8
                                                                                ------------     ------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes................................................                1,327.0          1,305.7
Unamortized investment tax credits...................................                  169.6            176.7
Other................................................................                  464.9            466.9
                                                                                ------------     ------------
                                                                                     1,961.5          1,949.3
                                                                                ------------     ------------
PREFERRED STOCK OF SUBSIDIARY........................................                   85.0             85.0
                                                                                ------------     ------------
SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value; none issued)...........                     --               --
Common stock ($1 par value; 436,448,191 shares and
  436,405,646 shares issued).........................................                  436.4            436.4
Common stock issuable (92,899 shares)................................                     .1               .1
Contributed capital..................................................                5,431.6          5,428.4
Reinvested earnings..................................................                1,255.5          1,144.4
Foreign currency translation adjustment..............................                 (468.1)          (330.8)
                                                                                ------------     ------------
                                                                                     6,655.5          6,678.5
Less common stock in treasury, at cost...............................                    3.1             11.0
Less deferred compensation-employee stock ownership plans............                  569.1            586.2
                                                                                ------------     ------------
                                                                                     6,083.3          6,081.3
                                                                                ------------     ------------

TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT........................           $   24,312.2     $   24,271.8
                                                                                ============     ============

           See Notes To Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                       1995             1994
                                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................     $      414.5     $      389.2
Adjustments to reconcile net income  to net cash
  provided by operating activities:
    Depreciation and amortization.............................................            667.7            648.6
    Extraordinary item, net of tax............................................               --              6.7
    Other items, net..........................................................             30.3            (34.6)
    Changes in certain assets and liabilities, net of effects from
      acquisition/disposition of businesses...................................            (75.4)          (346.1)
                                                                                   ------------     ------------
Net cash provided by operating activities.....................................          1,037.1            663.8
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..........................................           (135.0)            (1.5)
Additions to plant, property and equipment....................................           (808.9)          (434.8)
Proceeds from sale of plant, property and equipment...........................               .2             17.8
Investment in finance lease and notes receivable..............................               --           (499.2)
Proceeds from finance lease and notes receivable..............................              9.2            500.5
Proceeds from notes receivable................................................            100.4               --
Acquisition of businesses, less cash acquired.................................            (25.0)              --
Proceeds from Telecom Corporation of New Zealand Limited capital
  reduction plan..............................................................               --             67.4
Investment in joint ventures..................................................            (85.1)            (5.9)
Proceeds from disposition of businesses.......................................               --              5.7
Other, net....................................................................             (7.9)           (11.2)
                                                                                   ------------     ------------
Net cash used in investing activities.........................................           (952.1)          (361.2)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings......................................................              1.5            249.5
Principal repayments of borrowings and capital lease obligations..............           (123.1)           (93.4)
Early extinguishment of debt..................................................               --           (350.0)
Net change in short-term borrowings with original
  maturities of three months or less..........................................            285.8            359.8
Dividends paid................................................................           (301.0)          (292.2)
Proceeds from sale of common stock............................................             12.6              2.0
Purchase of common stock for treasury.........................................             (5.6)             (.7)
Net change in outstanding checks drawn on controlled disbursement accounts....            (39.5)           (68.3)
                                                                                   ------------     ------------
Net cash used in financing activities.........................................           (169.3)          (193.3)
                                                                                   ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................            (84.3)           109.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................            142.9            146.1
                                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................     $       58.6     $      255.4
                                                                                   ============     ============

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Basis of Presentation
    ---------------------

   The accompanying financial statements are unaudited and have been prepared by Bell Atlantic Corporation (Bell Atlantic or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for the operations of its telephone subsidiaries in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.  Shareowners' Investment
    -----------------------

                                                                        (Dollars in Millions)
                                       -----------------------------------------------------------------------------------
                                                                                        Foreign
                                                     Common                             Currency                Deferred
                                          Common     Stock    Contributed  Reinvested  Translation  Treasury  Compensation
                                          Stock     Issuable     Capital    Earnings   Adjustment    Stock        ESOPs
                                       ----------  ----------  ----------  ----------  ----------  ----------  -----------
Balance, December 31, 1994..........    $   436.4    $     .1   $ 5,428.4    $1,144.4    $ (330.8)      $11.0     $  586.2
Net income..........................                                            414.5
Dividends declared on common stock..                                           (305.5)
Purchase of common stock for
 treasury...........................                                                                      5.6
Common stock issued:
 Employee plans.....................           --                     1.8         (.3)                   (1.9)
 Shareowner plans...................           --                     1.4                               (11.6)
Foreign currency translation
 adjustment, net....................                                                       (137.3)
Reduction of ESOP obligations.......                                                                                (17.1)
Tax benefit of dividends
 paid to ESOPs......................                                              2.4
                                       ----------  ----------  ----------  ----------  ----------  ----------  -----------
Balance, March 31, 1995.............    $   436.4    $     .1   $ 5,431.6    $1,255.5    $ (468.1)      $ 3.1    $   569.1
                                       ==========  ==========  ==========  ==========  ==========  ==========  ===========

   During the three months ended March 31, 1995, the Company distributed approximately 35,000 shares of common stock for employee plans and approximately 8,000 shares of common stock for shareowner plans. During the same period, the Company repurchased approximately 115,000 shares of its common stock for treasury, and distributed approximately 39,000 treasury shares for employee plans and approximately 234,000 treasury shares for shareowner plans.

3.   Long-Term Debt--Bell Atlantic Financial Services, Inc.
     ------------------------------------------------------

   Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $672.1 million at March 31, 1995) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the condensed consolidated financial statements of Bell Atlantic was approximately $5 billion at March 31, 1995.

4.   Wireless Joint Ventures
     -----------------------

   In October 1994, Bell Atlantic and NYNEX Corporation formed two partnerships with U S West, Inc. and AirTouch Communications to provide nationwide wireless communications services. The first partnership (PCS PrimeCo) participated in the Federal Communications Commision's auctions for personal communications services (PCS) licenses. In March 1995, PCS PrimeCo was a successful bidder for licenses for spectrum to provide PCS services in 11 major markets across the United States. The partnership will pay approximately $1.1 billion for these licenses. The Company has invested approximately $55 million through the first quarter of 1995 to purchase these PCS licenses and expects to invest an additional amount in excess of $200 million by June 1995. The second partnership will develop a national branding and marketing strategy and wireless communications services standards. The joint ventures are being accounted for under the equity method.

5.   Reclassifications
     -----------------

   Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

- --------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
- --------------------------------------------------------------------------------
- ---------------------
Results of Operations
- ---------------------

  Net income for the three months ended March 31, 1995 increased $25.3 million or 6.5% from the corresponding period in 1994. First quarter earnings per share were $.95, an increase of 6.7% compared with $.89 per share for the first quarter of 1994.

  Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.

- ------------------
Operating Revenues
- ------------------

                                                      (Dollars in Millions)
                                                    ------------------------
For the Three Months Ended March 31,                    1995            1994
- ----------------------------------------------------------------------------

 Transport Services
   Local service                                    $1,081.3        $1,062.3
   Network access                                      820.9           803.9
   Toll service                                        367.0           411.3
 Ancillary Services
   Directory advertising                               275.7           267.6
   Other                                               125.4            94.0
 Value-added Services                                  326.7           308.0
 Wireless Services                                     291.5           236.7
 Other Services                                        161.2           235.8
                                                    ------------------------
 Total                                              $3,449.7        $3,419.6
                                                    ========================

- ---------------------------------------
Transport Services Operating Statistics
- ---------------------------------------

                                             -----------------------------------
                                                             Percentage Increase
                                                                  (Decrease)
                                                             -------------------
                                              1995      1994     1995 vs 1994
- --------------------------------------------------------------------------------
At March 31
- -----------
 Access Lines in Service (In thousands)
 Residence                                   12,413    12,173         2.0%
 Business                                     6,663     6,356         4.8
 Public                                         278       280         (.7)
                                             ----------------
                                             19,354    18,809         2.9
                                             ================

For the Three Month Period Ended March 31
- -----------------------------------------
 Access Minutes of Use (In millions)
 Interstate                                  14,616    13,768         6.2
 Intrastate                                   3,756     3,441         9.2
                                             ----------------
                                             18,372    17,209         6.8
                                             ================

 Toll Messages (In millions)
 Intrastate                                     793       860        (7.8)
 Interstate                                      42        46        (8.7)
                                             ----------------
                                                835       906        (7.8)
                                             ================

Local Service Revenues

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  19.0          1.8%
================================================================================

  Local service revenues are earned by the telephone subsidiaries from the provision of local exchange, local private line and public telephone services.

  Local service revenues increased due primarily to a 2.9% growth in the number of access lines in service, higher usage of basic calling services by residence customers and increased usage and data transport by business customers. This growth was partially offset by lower directory assistance volumes and the effect of storm-driven usage experienced in the first quarter of 1994.

Network Access Revenues

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  17.0          2.1%
================================================================================

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use of 6.8%, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994. Volume-related revenue increases were partially offset by price reductions and the recognition of the Company's obligations under the Federal Communications Commission's (FCC) current price cap order. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues.

Toll Service Revenues

 Dollars in Millions                        (Decrease)
================================================================================
 Three Months                               $(44.3)          (10.8)%
================================================================================

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company's telephone subsidiaries, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS), and corridor services (between Northern New Jersey and New York City and between Southern New Jersey and Philadelphia).

  The decrease in toll revenues was caused by a decline of 7.8% in toll message volumes and price reductions on certain toll services. The decline in toll message volumes was due to the effect of storm-driven usage experienced in the first quarter of 1994 and increased competition throughout the region for intraLATA toll and WATS services. The Company extended local calling service areas in Virginia which also contributed to the reduction in toll service revenues in the first quarter of 1995. The Company expects that competition will continue to negatively impact toll service revenues in 1995, relative to 1994 levels.

Directory Advertising Revenues

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  8.1           3.0%
================================================================================

  Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories published throughout the region. Other directory advertising services include database and foreign directory marketing.

  Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.

Other Ancillary Services Revenues

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  31.4          33.4%
================================================================================

  Other ancillary services include systems integration services, billing and collection services provided to IXCs, and facilities rental services.

  Other ancillary services revenues increased primarily due to an increase in the number of contracts for systems integration services provided to the federal government and business customers.

Value-added Services Revenues

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  18.7          6.1%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID and Caller ID Deluxe, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the network services subsidiaries increased value-added
services revenues.   These revenue increases were partially offset  by the
elimination of Touch-Tone service charges for Bell Atlantic-Virginia customers. The elimination of Touch-Tone charges in Virginia is expected to reduce value-added services revenues by approximately $25 million annually.

Wireless Services Revenues

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  54.8          23.2%
================================================================================

  Wireless services include revenues generated from Bell Atlantic Mobile (BAM) and its affiliates that provide domestic cellular and paging communications services.

  Growth in the Company's cellular customer base in excess of 50% was the primary reason for the increase in wireless revenues. Volume-related revenue growth was negatively impacted by an 11% decline in average monthly revenue per subscriber as a result of increased penetration of the lower-usage consumer market and the effect of severe winter storms in the first quarter of 1994. Additionally, the first quarter of 1994 included cellular revenues associated with a reseller operation that, beginning in May 1994, is included in the operating results of a partnership and reported as equity in income of affiliates.

Other Services Revenues

 Dollars in Millions                        (Decrease)
================================================================================
 Three Months                               $(74.6)          (31.6)%
================================================================================

  Other services include revenues from the Company's computer maintenance, telecommunications consulting, video services, real estate, leasing, software development and support, and liquefied petroleum gas distribution businesses.

  The decrease in other services revenues in the first quarter 1995 is due primarily to the April 1994 sale of a majority of the Company's leasing portfolio and the disposition of Bell Atlantic Systems Leasing International, Inc. and liquefied petroleum gas distribution businesses during the fourth quarter of 1994. These revenue decreases were partially offset by strong growth in revenues from the Company's third-party computer maintenance business, principally due to higher volumes resulting from new contracts.

- ---------------------------------------
Operating Expenses
- ---------------------------------------

                                                        (Dollars in Millions)
                                                      ------------------------
For the Three Months Ended March 31,                      1995            1994
- ------------------------------------------------------------------------------
 Employee costs, including benefits and taxes         $1,034.2        $1,047.9
 Depreciation and amortization                           667.7           648.6
 Other operating expenses                                916.3           974.3
                                                      ------------------------
 Total                                                $2,618.2        $2,670.8
                                                      ========================

Employee Costs

 Dollars in Millions                        (Decrease)
================================================================================
 Three Months                               $(13.7)          (1.3)%
================================================================================

  Employee costs consist of salaries, wages, and other employee compensation, employee benefits and payroll taxes.

  Employee costs decreased by $26.0 million or 2.9% at the network services subsidiaries and increased by $12.3 million or 8.9% at the Company's nonregulated subsidiaries over the comparable period in 1994.

  The decline in employee costs at the network services subsidiaries was principally due to a decrease in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions experienced throughout the region. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under contracts ratified in October 1992 by unions representing associate employees of the network services companies. Such contracts will expire in August 1995.

  Higher employee costs at the nonregulated subsidiaries were principally attributable to an increased workforce at the wireless, computer maintenance, systems integration and directory companies due to growth at these business units. This expense increase was offset, in part, by the effect of the aforementioned disposition of certain non-strategic businesses during 1994.

Depreciation and Amortization

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  19.1          2.9%
================================================================================

  Depreciation and amortization expense increased $31.6 million or 5.5% at the network services subsidiaries over the comparable period in 1994, principally due to growth in depreciable telephone plant. The network services companies' composite depreciation rate was 7.8% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.

  Depreciation and amortization expense at the nonregulated companies decreased by $12.5 million or 17.3% over the first quarter of 1994. This decrease was principally due to the effect of the April and November 1994 sales of substantially all of the assets of the Company's lease financing businesses offset, in part, by higher depreciation expense at the Company's wireless subsidiary resulting from growth in cellular plant.

Other Operating Expenses

 Dollars in Millions                        (Decrease)
================================================================================
 Three Months                               $ (58.0)         (6.0)%
================================================================================

  Other operating expenses consist primarily of contracted services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

  The reduction in other operating expenses was largely due to the effect of the aforementioned disposition of several non-strategic businesses during 1994, as well as lower expenses at the network services subsidiaries attributable to the timing of telephone network software purchases and the effect of the severe
winter storms in the first quarter of 1994.   These expense decreases were
partially offset by increased costs at the Company's wireless, computer maintenance, and systems integration subsidiaries due to higher business volumes, and to additional costs incurred by the network services subsidiaries to enhance systems and consolidate work activities.

Equity in Income (Loss) of Affiliates

 Dollars in Millions                        (Decrease)
================================================================================
 Three Months                               $ (28.6)
================================================================================

  Equity in income of affiliates includes equity income and losses and goodwill amortization related to the Company's investments in unconsolidated businesses.

  Equity in income of affiliates decreased due principally to the effects of goodwill amortization and equity losses associated with the Company's investment in Grupo Iusacell, S.A. de C.V. (Iusacell). Iusacell's equity loss, including goodwill amortization, in the first quarter of 1995 was approximately $31 million, compared to approximately $6 million for the same period in 1994. The Company increased its economic interest in Iusacell from 23.2% to 41.9% in August 1994 through the purchase of additional Iusacell stock. The first quarter 1995 equity loss in Iusacell included a charge of approximately $20 million for the Company's estimated proportionate share of the impact of the Mexican peso devaluation on Iusacell's net liabilities, primarily debt, denominated in U.S. dollars. The Company's equity in income of Iusacell will continue to be impacted by changes in the Mexican peso exchange rate. Improved operating results from the Company's investment in Telecom Corporation of New Zealand Limited (Telecom) partially offset the negative impact of the Company's equity losses in Iusacell and certain other unconsolidated subsidiaries.

Other Income (Expense), Net

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  9.2
================================================================================

  Other income and expense, net principally includes interest and dividend income, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  The increase in other income, net of expense, includes interest income of $8.6 million related to notes receivable held by the Company in connection with the April 1994 sale of a lease financing subsidiary and the sale of real estate in December 1994.

Interest Expense

 Dollars in Millions                        (Decrease)
================================================================================
 Three Months                               $  (4.6)         (3.2)%
================================================================================

  Interest expense decreased principally due to the recognition of capitalized interest costs at the network services subsidiaries. Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

Provision for Income Taxes

 Dollars in Millions                        Increase
================================================================================
 Three Months                               $  49.3          22.1%
================================================================================

Effective Income Tax Rates

 For the Three Months Ended March 31,
================================================================================
 1995                                       39.7%
- --------------------------------------------------------------------------------
 1994                                       36.1%
================================================================================

  The higher effective income tax rate in the first quarter of 1995 resulted principally from certain foreign operations, which reduced consolidated pretax income without providing corresponding tax benefits. Also contributing to the higher effective income tax rate in 1995 were the effects of the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences at the network services subsidiaries, both as a result of the discontinued application of regulatory accounting principles in August 1994. The Company expects the higher effective income tax rate to continue for the remainder of 1995.

- ---------------------------------------
Competitive and Regulatory Environment
- ---------------------------------------

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses and a regulatory environment in which traditional barriers are being lowered or eliminated and competition permitted or encouraged.

  The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the telephone subsidiaries, including toll, local exchange and network access services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the telephone subsidiaries by these competitors.

  The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies. Several examples of the Company's recent initiatives to address competition are described below.

  To expand its presence in the wireless business, the Company agreed to merge its domestic cellular operations with those of NYNEX Corporation. This merger, which is subject to regulatory approvals and various other conditions to closing, is expected to be completed in mid-1995. Coincident with the completion of the merger, Bell Atlantic Mobile will sell certain cellular properties in Massachusetts and Rhode Island.

  Bell Atlantic and NYNEX also formed two partnerships with U S WEST, Inc. and AirTouch Communications to provide nationwide wireless communications services. The first partnership (PCS PrimeCo) participated in the FCC's auctions for
personal communications services (PCS) licenses.   In March 1995, PCS PrimeCo
was a successful bidder for licenses for spectrum to provide PCS services in 11 major markets across the United States. The partnership will pay approximately $1.1 billion for these licenses. The Company has invested approximately $55 million through the first quarter of 1995 to purchase these PCS licenses and expects to invest an additional amount in excess of $200 million by June 1995. The second partnership will develop a national branding and marketing strategy and wireless communications services standards.

  To expedite its entry into the video services market and reduce business risks, Bell Atlantic formed two new jointly-owned partnerships with NYNEX and Pacific Telesis Group. TELE-TV, a media company, will license, acquire, and develop entertainment and information services. A technology and integration company will provide the systems necessary to deliver these services over the partners' networks. Over the next three years, each of the partners will contribute approximately $100 million in cash or assets to the new joint ventures.

  In March 1995, Bell Atlantic and NYNEX signed an agreement to invest collectively up to $100 million in CAI Wireless Systems Inc., a wireless cable television company, which in turn has entered into several agreements to acquire the stock or assets of other wireless cable television companies. The investment will occur in two stages. In the first stage, which closed on May 9, 1995, Bell Atlantic and NYNEX each invested $15 million in CAI Wireless in exchange for senior debt bearing 12.5% interest maturing in the first quarter of 1996. In the second stage, which is expected to close later in 1995, Bell Atlantic and NYNEX would each invest $35 million in CAI Wireless. As part of this transaction, Bell Atlantic and NYNEX receive the right to acquire up to a total of 45% of CAI Wireless through the exercise of warrants. Bell Atlantic and NYNEX have also entered into an agreement with CAI Wireless which gives each of them the right (but not the obligation) to use, for specified charges, the distribution systems of CAI Wireless to begin offering digital video programming to customers in their respective operating markets.

    Federal Regulation

    Legislation has been introduced in the current session of the United States Congress that would open the telephone subsidiaries' local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

    On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While the Company plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

   In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of the network services companies' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, the Company filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

    FCC Interim Price Cap Orders

    On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

    Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

    On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers. This adjustment, which is effective for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

    On May 9, 1995, the Company filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, the Company selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing result in price decreases totaling approximately $305 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $98 million on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $207 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be substantially mitigated by volume increases and cost reductions that result from improved productivity.

    Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

    State Regulation

    The ability of IXCs to offer intrastate intraLATA toll services is subject to state regulation. Such competition is permitted in all of the Company's state jurisdictions that provide intraLATA toll services, except Virginia. The Virginia State Corporation Commission is considering whether, and under what terms, to permit such competition. Increased competition from IXCs resulted in a continued decline in several components of the telephone subsidiaries' toll service revenues. The Company expects the level of intraLATA toll service competition to increase during 1995.

    State regulatory commissions in Pennsylvania, New Jersey, West Virginia, and Delaware have initiated proceedings to determine whether, and under what conditions, to authorize presubscription for intraLATA toll services. Currently, intraLATA toll calls default to the network services companies unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code. The telephone subsidiaries' ability to offset the impact of presubscription, if ordered, will depend, in part, upon the terms and conditions under which presubscription for intraLATA toll services may be authorized.

- -------------
Other Matters
- -------------

    Environmental Issues

    The Company is subject to a number of environmental proceedings as a result of the operations of its subsidiaries and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company's subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency or joined as third-party defendants in pending Superfund litigation. Such designation or joinder subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

    The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

    Wireless Joint Venture

    Following completion of the proposed merger of the domestic cellular properties of Bell Atlantic and NYNEX Corporation, which is expected to close in mid-1995, the cellular operations of the Company will no longer be included in operating revenues and expenses. The joint venture will be controlled equally by both parties and, therefore, will be accounted for by the Company under the equity method. Revenues and operating income related to the Company's domestic cellular operations were $287.2 million and $34.1 million, respectively, for the three months ended March 31, 1995, $233.2 million and $20.5 million, respectively, for the three months ended March 31, 1994 and $1,044.9 million and $112.2 million, respectively, for the year ended December 31, 1994.

- -------------------
Financial Condition
- -------------------


                                                   (Dollars in Millions)
                                             ----------------------------------
For the Three Months Ended March 31,                   1995         1994
- -------------------------------------------------------------------------------
  Cash Flows From (Used In):
   Operating Activities                              $1,037.1      $663.8
   Investing Activities                                (952.1)     (361.2)
   Financing Activities                                (169.3)     (193.3)
                                             ----------------------------------

    Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, business development, and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt and equity financing may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines. The Company determines the appropriateness of the level of its dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal requirements of the Company, and the expectations of shareowners.

    The use of derivatives by the Company is limited to managing risk that could endanger the financing and operating flexibility of the Company, making cash flows more stable over the long run, and achieving savings over traditional means of financing. Derivative agreements are tied to a specific liability or asset and hedge the related economic exposures. The use of these hedging agreements has not had a material impact on the Company's financial condition or results of operations. The Company does not use derivatives for speculative purposes and has not hedged its accounting translation exposure to foreign currency fluctuations relative to its net investment position in foreign affiliates.

    Cash Flows from Operating Activities

    The Company's primary source of funds continued to be cash generated from operations. Cash provided by operating activities was higher in the first quarter of 1995, as compared to the same period in 1994, due primarily to reduced payments for certain taxes and timing differences in the payment of accounts payable.

    Cash Flows from Investing Activities

    Capital expenditures continued to be the primary use of capital resources in 1995. In the first quarter of 1995, the Company invested approximately $730 million in its telecommunications core business to facilitate the introduction of new products and services, enhance responsiveness to the competitive challenge and increase the operating efficiency and productivity of the network. Further, capital spending in the cellular business was approximately $63 million to support the continued expansion of the wireless infrastructure.

    During the first three months of 1995, the Company prefunded a trust with the purchase of $135.0 million in short-term investments for the purpose of compensating employees for vacation pay earned during 1994. The Company also invested $110.1 million in joint ventures and acquisitions including a $41.7 million investment in PCS PrimeCo, $25.0 million for the purchase of a cellular property, and $18.2 million for an additional investment in the Omnitel-Pronto Italia consortium that was awarded the second cellular license in Italy in 1994.

    Cash proceeds from investing activities in the first quarter of 1995 included approximately $76 million received in connection with a note receivable resulting from the sale of substantially all of the Company's lease financing business in April 1994.

    Cash Flows from Financing Activities

    Dividend payments in the first quarter of 1995, as in prior years, were also a significant use of capital resources. The Company decreased its long-term debt by $105.7 million and increased its short-term borrowings by $268.6 million principally as a result of additional funding requirements for the vacation pay and retiree health trusts and the financing of investments in joint ventures and acquisitions.

    As of March 31, 1995, the Company and its subsidiaries had in excess of $2.2 billion of unused bank lines of credit and shelf registrations for the issuance of up to $2.0 billion of unsecured debt securities.

    The Company's debt ratio was 59.8% at March 31, 1995 and 59.4% at December 31, 1994. The debt securities of Bell Atlantic's subsidiaries continue to be accorded high ratings by primary rating agencies.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:

        Exhibit Number

        11   Computation of Per Common Share Earnings.
        12   Computation of Ratio of Earnings to Fixed Charges.
        27   Financial Data Schedule.

        (b)  Report on Form 8-K filed during the quarter ended March 31, 1995:

        A Current Report on Form 8-K, dated January 23, 1995, was filed regarding the Company's 1994 financial results.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BELL ATLANTIC CORPORATION


Date: May 11, 1995                     By /s/ William O. Albertini
                                          ------------------------
                                          William O. Albertini
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.