Form 10-Q
period 1995-06-30
BELL ATLANTIC CORP
filed 1995-08-11
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


             (Mark one)

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995

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

     At July 31, 1995, 436,599,374 shares of the registrant's Common Stock were outstanding, after deducting 62,615 shares held in treasury.

================================================================================

                               TABLE OF CONTENTS

Item No.                                                                Page
- --------                                                                ----

    Part I. Financial Information

1.  Financial Statements

    Condensed Consolidated Statements of Operations
      For the three and six months ended June 30, 1995 and 1994.....    2-3

    Condensed Consolidated Balance Sheets
      June 30, 1995 and December 31, 1994...........................    4-5

    Condensed Consolidated Statements of Cash Flows
      For the six months ended June 30,  1995 and 1994..............      6

    Notes to Condensed Consolidated Financial Statements............    7-8


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................   9-21

    Part II. Other Information

1.  Legal Proceedings...............................................     22

4.  Submission of Matters to a Vote of Security Holders.............  22-23

6.  Exhibits and Reports on Form 8-K................................     23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                    Three months ended
                                                         June 30,
                                                  ----------------------
                                                    1995          1994
                                                  --------      --------
OPERATING REVENUES............................    $3,564.5      $3,430.0
                                                  --------      --------
OPERATING EXPENSES
Employee costs, including benefits and taxes..     1,060.7       1,028.8
Depreciation and amortization.................       681.7         649.1
Other.........................................       979.1         954.6
                                                  --------      --------
                                                   2,721.5       2,632.5
                                                  --------      --------

OPERATING INCOME..............................       843.0         797.5
Equity in Income of Affiliates................        22.5          17.1
Other Income, Net.............................         5.8          35.7
Interest Expense..............................       147.7         140.3
                                                  --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES......       723.6         710.0
Provision for Income Taxes....................       276.5         294.6
                                                  --------      --------

NET INCOME....................................    $  447.1      $  415.4
                                                  ========      ========
PER COMMON SHARE
- ----------------
NET INCOME....................................    $   1.02      $    .95
                                                  ========      ========
Cash Dividends Declared.......................    $    .70      $    .69
                                                  ========      ========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)..       437.7         437.1
                                                  ========      ========


           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                     Six months ended
                                                         June 30,
                                                  ----------------------
                                                    1995          1994
                                                  --------      --------
OPERATING REVENUES............................    $7,014.2      $6,849.6
                                                  --------      --------
OPERATING EXPENSES
Employee costs, including benefits and taxes..     2,094.9       2,076.7
Depreciation and amortization.................     1,349.4       1,297.7
Other.........................................     1,895.4       1,928.9
                                                  --------      --------
                                                   5,339.7       5,303.3
                                                  --------      --------

OPERATING INCOME..............................     1,674.5       1,546.3
Equity in Income of Affiliates................        15.8          39.0
Other Income, Net.............................         6.9          27.6
Interest Expense..............................       286.6         283.8
                                                  --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM...........................     1,410.6       1,329.1
Provision for Income Taxes....................       549.0         517.8
                                                  --------      --------
INCOME BEFORE EXTRAORDINARY ITEM..............       861.6         811.3
EXTRAORDINARY ITEM
Early Extinguishment of Debt, Net of Tax......          --          (6.7)
                                                  --------      --------
NET INCOME....................................    $  861.6      $  804.6
                                                  ========      ========
PER COMMON SHARE
- ----------------
INCOME BEFORE EXTRAORDINARY ITEM..............       $1.97         $1.86
EXTRAORDINARY ITEM............................          --          (.02)
                                                  --------      --------
NET INCOME....................................       $1.97         $1.84
                                                  ========      ========
Cash Dividends Declared.......................       $1.40         $1.38
                                                  ========      ========
Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)..       437.6         437.2
                                                  ========      ========


           See Notes to Condensed Consolidated Financial Statements

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------

                                                                       June 30,     December 31,
                                                                        1995           1994
                                                                    ------------    ------------
CURRENT ASSETS
Cash and cash equivalents.....................................      $       61.5    $      142.9
Short-term investments........................................             102.5              --
Accounts receivable, net of allowances of $192.8 and $188.9 ..           2,308.3         2,328.1
Inventories...................................................             289.6           274.6
Prepaid expenses..............................................             605.1           545.5
Other.........................................................             524.3           492.2
                                                                    ------------    ------------
                                                                         3,891.3         3,783.3
                                                                    ------------    ------------
PLANT, PROPERTY AND EQUIPMENT.................................          34,851.9        33,745.8
Less accumulated depreciation.................................          17,690.3        16,807.7
                                                                    ------------    ------------
                                                                        17,161.6        16,938.1
                                                                    ------------    ------------
INVESTMENTS IN AFFILIATES.....................................           1,882.6         1,576.8
OTHER ASSETS..................................................           1,884.4         1,973.6
                                                                    ------------    ------------
TOTAL ASSETS..................................................      $   24,819.9    $   24,271.8
                                                                    ============    ============



           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                                        June 30,      December 31,
                                                                          1995            1994
                                                                       ---------       ---------
CURRENT LIABILITIES
Debt maturing within one year.................................         $ 2,746.1       $ 2,087.6
Accounts payable..............................................           1,860.0         2,220.2
Accrued expenses..............................................             355.9           388.7
Other.........................................................             845.1           880.2
                                                                       ---------       ---------
                                                                         5,807.1         5,576.7
                                                                       ---------       ---------

LONG-TERM DEBT................................................           6,743.2         6,805.7
                                                                       ---------       ---------
EMPLOYEE BENEFIT OBLIGATIONS..................................           3,890.9         3,773.8
                                                                       ---------       ---------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes.........................................           1,320.8         1,305.7
Unamortized investment tax credits............................             162.4           176.7
Other.........................................................             497.2           466.9
                                                                       ---------       ---------
                                                                         1,980.4         1,949.3
                                                                       ---------       ---------
PREFERRED STOCK OF SUBSIDIARY.................................              85.0            85.0
                                                                       ---------       ---------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value; none
 issued)......................................................                --              --
Common stock ($1 par value; 436,587,078 shares and
 436,405,646 shares issued)...................................             436.6           436.4
Common stock issuable (92,899 shares).........................                .1              .1
Contributed capital...........................................           5,439.4         5,428.4
Reinvested earnings...........................................           1,398.7         1,144.4
Foreign currency translation adjustment.......................            (406.3)         (330.8)
                                                                       ---------       ---------
                                                                         6,868.5         6,678.5
Less common stock in treasury, at cost........................               3.1            11.0
Less deferred compensation-employee stock ownership plans.....             552.1           586.2
                                                                       ---------       ---------
                                                                         6,313.3         6,081.3
                                                                       ---------       ---------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.................         $24,819.9       $24,271.8
                                                                       =========       =========



           See Notes To Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                            -------------------------
                                                                                               1995            1994
                                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................................         $   861.6       $   804.6
Adjustments to reconcile net income  to net cash
 provided by operating activities:
  Depreciation and amortization....................................................           1,349.4         1,297.7
  Extraordinary item, net of tax...................................................                --             6.7
  Other items, net.................................................................              36.3           (76.0)
  Changes in certain assets and liabilities, net of
   effects from acquisition/disposition of businesses..............................            (409.6)         (505.3)
                                                                                            ---------       ---------
Net cash provided by operating activities..........................................           1,837.7         1,527.7
                                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............................................            (102.5)            8.5
Additions to plant, property and equipment.........................................          (1,522.6)       (1,043.5)
Proceeds from sale of plant, property and equipment................................               2.1            24.1
Investment in finance lease and notes receivable...................................                --          (735.8)
Proceeds from finance lease and notes receivable...................................              16.7           687.8
Proceeds from notes receivable.....................................................             114.1              --
Acquisition of businesses, less cash acquired......................................             (40.5)             --
Proceeds from Telecom Corporation of New Zealand Limited capital
  reduction plan...................................................................                --            67.4
Investment in joint ventures.......................................................            (327.0)          (20.1)
Proceeds from disposition of businesses............................................                --           903.5
Other, net.........................................................................              (4.0)          (20.5)
                                                                                            ---------       ---------
Net cash used in investing activities..............................................          (1,863.7)         (128.6)
                                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...........................................................             106.6           249.5
Principal repayments of borrowings and capital lease obligations...................            (220.3)         (472.2)
Early extinguishment of debt.......................................................                --          (350.0)
Net change in short-term borrowings with original
 maturities of three months or less................................................             682.3          (148.3)
Dividends paid.....................................................................            (606.4)         (593.2)
Proceeds from sale of common stock.................................................              20.7             5.0
Purchase of common stock for treasury..............................................              (5.6)           (8.7)
Net change in outstanding checks drawn on controlled disbursement accounts.........             (32.7)          (59.4)
Proceeds from sale of preferred stock by subsidiary................................                --            85.0
                                                                                            ---------       ---------
Net cash used in financing activities..............................................             (55.4)       (1,292.3)
                                                                                            ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................             (81.4)          106.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................             142.9           146.1
                                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................         $    61.5       $   252.9
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



2.   Shareowners' Investment
     -----------------------


                                                                              (Dollars in Millions)
                                               ------------------------------------------------------------------------------------
                                                                                               Foreign
                                                            Common                             Currency                 Deferred
                                                Common      Stock    Contributed  Reinvested  Translation  Treasury   Compensation
                                                 Stock     Issuable    Capital     Earnings    Adjustment   Stock        ESOPs
                                              ---------    --------  -----------  ----------- -----------  --------   ------------
Balance, December 31, 1994...............       $436.4        $.1      $5,428.4     $1,144.4    $(330.8)     $11.0       $586.2
Net income...............................                                              861.6
Dividends declared on common stock.......                                             (611.0)
Purchase of common stock for
 treasury................................                                                                      5.6
Common stock issued:
 Employee plans..........................           .2                      9.6         (1.0)                 (1.9)
 Shareowner plans........................           --                      1.4                              (11.6)
Foreign currency translation
 adjustment, net.........................                                                         (75.5)
Reduction of ESOP obligations............                                                                                 (34.1)
Tax benefit of dividends
 paid to ESOPs...........................                                                4.7
                                               -------       -----    ---------    ---------   --------     -----       -------
Balance, June 30, 1995...................       $436.6        $.1      $5,439.4     $1,398.7    $(406.3)     $3.1        $552.1
                                               -------       -----    ---------    ---------   --------     -----       -------


     During the six months ended June 30, 1995, the Company distributed approximately 173,000 shares of common stock for employee plans and approximately 8,000 shares of common stock for shareowner plans. During the same period, the Company repurchased approximately 115,000 shares of its common stock for treasury, and distributed approximately 39,000 treasury shares for employee plans and approximately 234,000 treasury shares for shareowner plans.

3.   Long-Term Debt - Bell Atlantic Financial Services, Inc.
     -------------------------------------------------------

   Debt securities of Bell Atlantic Financial Services, Inc. (FSI) in the amount of $745.6 million at June 30, 1995 have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the condensed consolidated financial statements of Bell Atlantic was approximately $5 billion at June 30, 1995.


4.   Subsequent Event - Formation of Wireless Partnership
     ----------------------------------------------------

  Effective July 1, 1995, Bell Atlantic and NYNEX Corporation (NYNEX) completed the combination of substantially all of their domestic cellular businesses and the formation of a partnership, Bell Atlantic NYNEX Mobile, that will own and operate such businesses. The combination represents the consummation of a transaction that had been agreed to and announced in June 1994. Coincident with, and as a condition to, the completion of the combination, Bell Atlantic sold certain cellular properties in Massachusetts and Rhode Island to SNET Cellular, Inc. The Company will record a pretax gain of approximately $340 million (subject to post-closing adjustments) in the third quarter of 1995 on the sale of the cellular properties.

  Bell Atlantic NYNEX Mobile operates as a general partnership and is controlled equally by Bell Atlantic and NYNEX. Bell Atlantic owns an approximate 63% equity interest and NYNEX owns an approximate 37% equity interest in Bell Atlantic NYNEX Mobile. The Company will account for its interest in the partnership under the equity method.

  Bell Atlantic contributed certain assets and liabilities of its domestic cellular operating subsidiaries in exchange for an equity interest in Bell Atlantic NYNEX Mobile. Subject to post-closing adjustments, as of July 1, 1995, the Company contributed approximately $1.5 billion of assets and $.3 billion of liabilities to the partnership. No gain or loss was recognized on the contribution of the assets and liabilities.

  Revenues and operating income related to Bell Atlantic's domestic cellular operations were as follows:


                                                        (Dollars in Millions)
                                                    ----------------------------
For the Three Months Ended June 30                     1995               1994
- --------------------------------------------------------------------------------
  Revenues................................            $332.7             $255.7
  Operating Income........................              63.3               34.6
                                                    ----------------------------
For the Six Months Ended June 30
- --------------------------------
  Revenues................................            $620.0             $488.9
  Operating Income........................              97.5               55.1
                                                    ----------------------------

  Revenues and operating income for the year ended December 31, 1994 were $1,044.9 million and $112.2 million, respectively.

5.   Reclassifications
     -----------------

  Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

- ----------------------------------------
Results of Operations
- ----------------------------------------

  Net income for the three months ended June 30, 1995 increased $31.7 million or 7.6% from the corresponding period in 1994. Second quarter earnings per share were $1.02, representing a 7.4% increase over second quarter 1994.

  Net income for the six months ended June 30, 1995 increased $57.0 million or 7.1% from the same period last year. Earnings per share were $1.97, representing a 7.1% increase over the first half of 1994.

  Major items affecting the comparison of results are discussed in the following sections.

- ----------------------------------------
Operating Revenues
- ----------------------------------------

                                                                              (Dollars in Millions)
                                                                 -----------------------------------------------
                                                                      Three months               Six months
                                                                    ----------------           --------------
For the Period Ended June 30                                        1995        1994           1995      1994
- ----------------------------------------------------------------------------------------------------------------
Transport Services
  Local service                                                  $1,105.3    $1,081.9       $2,186.6   $2,144.2
  Network access                                                    872.4       783.7        1,693.3    1,587.6
  Toll service                                                      359.3       401.8          726.3      813.1
Ancillary Services
  Directory advertising                                             276.7       269.0          552.4      536.6
  Other                                                             119.4       104.9          244.8      198.9
Value-added Services                                                330.9       323.4          657.6      631.4
Wireless Services                                                   336.5       259.1          628.0      495.8
Other Services                                                      164.0       206.2          325.2      442.0
                                                                 -----------------------------------------------
Total                                                            $3,564.5    $3,430.0       $7,014.2   $6,849.6
                                                                 ===============================================

- ----------------------------------------
Transport Services Operating Statistics
- ----------------------------------------

                                                                                                 Percentage
                                                                    1995        1994         Increase (Decrease)
- ----------------------------------------------------------------------------------------------------------------
At June 30
- ----------
Access Lines in Service (In thousands)
Residence                                                        12,445.7    12,186.9              2.1%
Business                                                          6,740.7     6,408.4              5.2
Public                                                              279.3       281.7              (.9)
                                                                 --------------------
                                                                 19,465.7    18,877.0              3.1
                                                                 ====================


                                          Three months            Six months      Percentage Increase (Decrease)
                                       ------------------       ---------------   ------------------------------
                                       1995          1994       1995       1994   Second Quarter    Year-to-Date
- ----------------------------------------------------------------------------------------------------------------
For the Period Ended June 30
- ----------------------------
Access Minutes of Use (In
 millions)
Interstate                            15,016        14,038     29,632     27,806        7.0%            6.6%
Intrastate                             3,954         3,424      7,710      6,865       15.5            12.3
                                     --------------------------------------------
                                      18,970        17,462     37,342     34,671        8.6             7.7
                                     ============================================

Toll Messages (In millions)
Intrastate                             832.5         844.6    1,626.0    1,704.1       (1.4)%          (4.6)%
Interstate                              41.9          43.1       83.6       89.2       (2.8)           (6.3)
                                     --------------------------------------------
                                       874.4         887.7    1,709.6    1,793.3       (1.5)           (4.7)
                                     ============================================

Local Service Revenues

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                             $23.4          2.2%
- --------------------------------------------------------------------------------
  Six Months                                 $42.4          2.0%
================================================================================


  Local service revenues are earned by the telephone subsidiaries from the provision of local exchange, local private line and public telephone services.

  Local service revenues increased in the three and six month periods ended June 30, 1995 due primarily to growth in network access lines and increased usage and data transport by business customers. Access lines in service at June 30, 1995 increased 3.1% from June 30, 1994.

Network Access Revenues

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                             $88.7         11.3%
- --------------------------------------------------------------------------------
  Six Months                                $105.7          6.7%
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

  Network access revenues increased in both periods of 1995 due to higher customer demand for access services as reflected by growth in access minutes of use, as well as growth in end-user charges attributable to increasing access lines in service. Access minutes of use for the three and six month periods ended June 30, 1995 were higher than the corresponding periods of 1994 by 8.6% and 7.7%, respectively. Revenues in the second quarter of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

  Revenue growth in both periods of 1995 was partially offset by price reductions in effect from July 1, 1994 through July 31, 1995. Further, reported growth in access minutes of use and revenues for the six month period of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

  Effective August 1, 1995, the Company implemented price decreases of approximately $305 million on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's (FCC) Interim Price Cap Plan Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $98 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $207 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the Company's selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment -Federal Regulation" for a further discussion of FCC interstate access revenue issues.

Toll Service Revenues

  Dollars in Millions                              Decrease
================================================================================
  Second Quarter                            $(42.5)       (10.6)%
- --------------------------------------------------------------------------------
  Six Months                                $(86.8)       (10.7)%
================================================================================
  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company's telephone subsidiaries, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS), and corridor services (between Northern New Jersey and New York City and between Southern New Jersey and Philadelphia.)

  The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions on certain toll services. Toll message volumes for the three and six month periods ended June 30, 1995 decreased 1.5% and 4.7%, respectively, over the comparable periods last year. The decrease in toll messages is due primarily to increased competition throughout the region for intraLATA toll and WATS services. The effect of storm-related usage experienced in the first quarter of 1994 further impacted volume growth for the six month period. The Company extended local calling areas in Virginia which also contributed to the reduction in toll service revenues. Since the commencement of intraLATA toll competition in Bell Atlantic - New Jersey in July 1994, the Company has experienced declines in toll message volumes and revenues. The Company expects that such competition will have less of a negative impact on toll service revenues for the remainder of 1995, relative to 1994 levels.

Directory Advertising Revenues

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                              $7.7          2.9%
- --------------------------------------------------------------------------------
  Six Months                                 $15.8          2.9%
================================================================================
  Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories published throughout the region. Other directory advertising services include database and foreign directory marketing.

  Growth in directory advertising revenues in the second quarter and first half of 1995 was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.

Other Ancillary Services Revenues

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                             $14.5         13.8%
- --------------------------------------------------------------------------------
  Six Months                                 $45.9         23.1%
================================================================================
  Other ancillary services include systems integration services, billing and collection services provided to IXCs, and facilities rental services.

  Other ancillary services revenues increased in both periods of 1995 principally due to an increase in the number of contracts for systems integration services provided to the federal government and business customers.

Value-added Services Revenues

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                              $7.5          2.3%
- --------------------------------------------------------------------------------
  Six Months                                 $26.2          4.1%
================================================================================
  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the telephone subsidiaries increased value-added services revenues in the second quarter and first half of 1995. These revenue increases were partially offset by the elimination of Touch-Tone service charges for Bell Atlantic - Virginia customers, effective January 1, 1995. The elimination of Touch-Tone service charges in Bell Atlantic - Virginia is expected to reduce value-added services revenues by approximately $25 million annually.

Wireless Services Revenues

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                             $77.4         29.9%
- --------------------------------------------------------------------------------
  Six Months                                $132.2         26.7%
================================================================================
  Wireless services include revenues generated by Bell Atlantic Mobile for domestic cellular and paging communications services.

  Continued growth in the Company's cellular base in excess of 50% was the primary reason for the increase in wireless services revenues in the second quarter and first half of 1995. Volume-related revenue growth was negatively impacted in both periods by an approximate 12% decline in average monthly revenue per subscriber as a result of increased penetration of the lower-usage consumer market. Additionally, comparable periods in 1994 included cellular revenues associated with a reseller operation that, beginning in May 1994, are included in the operating results of a partnership and reported as equity in income of affiliates. See Subsequent Event - Formation of Wireless Partnership for information on the formation of the Bell Atlantic NYNEX Mobile partnership.

Other Services Revenues

  Dollars in Millions                              (Decrease)
================================================================================
  Second Quarter                            $(42.2)       (20.5)%
- --------------------------------------------------------------------------------
  Six Months                               $(116.8)       (26.4)%
================================================================================
  Other services include revenues from the Company's computer maintenance, software development and support, telecommunications consulting, video services, real estate, diversified and computer leasing, and liquefied petroleum gas distribution businesses.

  The second quarter and year-to-date decreases in other services revenues were due primarily to the sale of substantially all of the Company's lease financing business and a liquefied petroleum gas distribution business during 1994. These revenue decreases were partially offset by revenue growth from the Company's third-party computer maintenance business, principally due to higher volumes resulting from new contracts.

- ----------------------------------------
Operating Expenses
- ----------------------------------------

                                                          (Dollars in Millions)
                                                --------------------------------------
                                                    Three months        Six months
                                                    ------------        ----------
For the Period Ended June 30                       1995     1994      1995      1994
- --------------------------------------------------------------------------------------
Employee costs, including benefits and taxes    $1,060.7  $1,028.8  $2,094.9  $2,076.7
Depreciation and amortization                      681.7     649.1   1,349.4   1,297.7
Other operating expenses                           979.1     954.6   1,895.4   1,928.9
                                                --------------------------------------
Total                                           $2,721.5  $2,632.5  $5,339.7  $5,303.3
                                                ======================================

Employee Costs

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                             $31.9          3.1%
- --------------------------------------------------------------------------------
  Six Months                                 $18.2           .9%
================================================================================
  Employee costs consist of salaries, wages, and other employee compensation, employee benefits and payroll taxes.

  Employee costs at the network services subsidiaries increased in the second quarter by $9.7 million or 1.1% and decreased in the first half of 1995 by $16.3 million or .9%, compared with the same periods in 1994. Employee costs at the Company's nonregulated subsidiaries increased by $22.2 million or 16.1% in the second quarter and $34.5 million or 12.5% in the first half of 1995 over the corresponding periods in 1994.

  The year-to-date decline in employee costs at the network services subsidiaries was principally due to decreased overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions experienced throughout the region. The effect of lower workforce levels at the network services subsidiaries also contributed to the year-to-date reduction in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively, and the recognition of certain contract labor costs in the second quarter of 1995.

  In the second quarter of 1995, employee costs at the network services subsidiaries were higher as a result of the recognition of costs associated with the ratification of a new five-year labor contract with one of its two unions. In June 1995, the Company's network services subsidiaries ratified a contract with the International Brotherhood of Electrical Workers (IBEW), representing approximately 9,500 associate employees. The IBEW contract, which was effective May 21, 1995, provides for a 14.5% wage increase over the five-year contract period; a ratification bonus; improved benefits and pensions; and certain employment security provisions. Other employee cost increases in the second quarter of 1995, principally in salary and wages, were substantially offset by the effect of lower workforce levels.

  The contract with the Company's other union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.

  Higher employee costs at the nonregulated subsidiaries in both the three and six month periods were principally attributable to an increased workforce at the wireless, computer maintenance and systems integration companies due to growth at these business units. These expense increases were offset, in part, by the effect of the aforementioned disposition of certain non-strategic businesses during 1994.

Depreciation and Amortization

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                             $32.6          5.0%
- --------------------------------------------------------------------------------
  Six Months                                 $51.7          4.0%
================================================================================
  Depreciation and amortization expense at the network services subsidiaries for the second quarter and first half of 1995 increased $38.7 million or 6.6% and $70.3 million or 6.1%, respectively, compared with the same periods in 1994, principally due to growth in depreciable telephone plant. The network services subsidiaries composite depreciation rate was 7.9% for the first half of 1995.
The Company expects the composite depreciation rate to remain substantially unchanged for the remainder of 1995.

  Depreciation and amortization expense at the nonregulated subsidiaries decreased by $6.1 million or 9.4% and $18.6 million or 13.5%, over the corresponding second quarter and first half of the prior year, due primarily to the effect of the sale of substantially all of the assets of the Company's lease financing business during 1994. The expense decrease was partially offset in both periods by higher depreciation expense at the Company's wireless subsidiary resulting from growth in cellular plant.

Other Operating Expenses

  Dollars in Millions                        Increase (Decrease)
================================================================================
  Second Quarter                             $24.5          2.6%
- --------------------------------------------------------------------------------
  Six Months                                $(33.5)        (1.7)%
================================================================================
  Other operating expenses consist primarily of contracted services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

  The year-to-date reduction in other operating expenses was largely due to the effect of the aforementioned disposition of several non-strategic businesses during 1994, as well as lower expenses at the network services subsidiaries attributable to the timing of telephone network software purchases. Second quarter 1995 other operating expenses were also impacted, but to a lesser extent, by these cost reductions.

  These cost reductions were more than offset in the second quarter of 1995 and partially offset year-to-date by increased costs at the Company's computer maintenance and systems integration subsidiaries due to higher business volumes, and to additional costs incurred by the network services subsidiaries to enhance systems and consolidate work activities.

Equity in Income of Affiliates

  Dollars in Millions                      Increase (Decrease)
================================================================================
  Second Quarter                                  $5.4
- --------------------------------------------------------------------------------
  Six Months                                    $(23.2)
================================================================================
  Equity in income of affiliates includes equity income and losses, goodwill amortization and financing costs related to the Company's investments in unconsolidated businesses.

  Equity in income of affiliates decreased in the first half of 1995 due principally to the effects of goodwill amortization and equity losses associated with the Company's video services joint venture and its investment in Grupo Iusacell, S. A. de C.V. (Iusacell). These decreases were partially offset by improved operating results and the favorable effect of foreign exchange rates associated with the Company's investment in Telecom Corporation of New Zealand Limited (Telecom).

  The year-to-date equity loss, including goodwill amortization, in Iusacell was $37.4 million, compared to an equity loss of $19.5 million for the same period in 1994. The higher equity loss in Iusacell in the first half of 1995 was largely attributable to a net charge of $14.3 million for the Company's estimated proportionate share of the impact of the Mexican peso devaluation on Iusacell's net liabilities, primarily debt, denominated in U.S. dollars. During the first quarter of 1995, the Company recognized a charge of $19.6 million as a result of the devaluation of the Mexican peso. Improvements in the Mexican peso exchange rate during the second quarter of 1995 resulted in the recognition of a $5.3 million gain. The Company's equity in income of Iusacell will continue to be impacted by changes in the Mexican peso exchange rate. The increase in the Company's economic interest in Iusacell from 23.2% in the first half of 1994 to 41.9% in August 1994 also impacted the equity loss in Iusacell in 1995.

  The second quarter 1995 equity in income of affiliates was higher than the corresponding period in 1994, principally as a result of the favorable effect of the Mexican peso exchange rate associated with the Company's Iusacell investment. The second quarter equity loss, including goodwill amortization, in Iusacell was $6.5 million, compared to a $14.0 million equity loss for the second quarter of 1994. The three month period ended June 30, 1995 also included higher equity income from the Company's Telecom investment and additional equity losses from its video services joint venture.

Other Income, Net

  Dollars in Millions                              Decrease
================================================================================
  Second Quarter                            $(29.9)       (83.8)%
- --------------------------------------------------------------------------------
  Six Months                                $(20.7)       (75.0)%
================================================================================
  Other income, net, principally includes interest and dividend income, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  The decrease in other income, net, in both the three and six month periods ended June 30, 1995 is principally attributable to the effect of a $38.5 million pretax gain, recognized in the second quarter of 1994, related to the sale of substantially all of the Company's lease financing business. The decrease was partially offset in both periods by additional interest income of $8.2 million for the second quarter and $16.8 million for the first half of 1995 related to notes receivable held by the Company in connection with the sale of a lease financing subsidiary and the sale of real estate in 1994.

Interest Expense

  Dollars in Millions                              Increase
================================================================================
  Second Quarter                              $7.4          5.3%
- --------------------------------------------------------------------------------
  Six Months                                  $2.8          1.0%
================================================================================
  Interest expense increased in both periods of 1995 due to higher short-term borrowings and higher interest rates. Interest expense was reduced by the recognition of capitalized interest costs at the telephone subsidiaries. Upon the discontinued application of regulatory accounting principles, effective
August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

Provision for Income Taxes

  Dollars in Millions                        Increase (Decrease)
================================================================================
  Second Quarter                            $(18.1)        (6.1%)
- --------------------------------------------------------------------------------
  Six Months                                 $31.2          6.0%
================================================================================

Effective Income Tax Rates
  For the Three Months Ended June 30
================================================================================
  1995                                        38.2%
- --------------------------------------------------------------------------------
  1994                                        41.5%
================================================================================

  For the Six Months Ended June 30
================================================================================
  1995                                        38.9%
- --------------------------------------------------------------------------------
  1994                                        39.0%
================================================================================
  The lower effective income tax rates in 1995 resulted from the effect of recording, in the second quarter of 1994, an adjustment to the provision for deferred state income taxes on the Company's remaining leveraged lease portfolio. This adjustment increased the effective income tax rates in both the three and six month periods ended June 30, 1994.

  The effective tax rates in 1995 were impacted by the reduction in the amortization of investment tax credits and the elimination of the benefit of the income tax rate differential applied to reversing timing differences at the telephone subsidiaries, both as a result of the discontinued application of regulatory accounting principles in August 1994.

- ----------------------------------------
Competitive and Regulatory Environment
- ----------------------------------------

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

  The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the telephone subsidiaries, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the telephone subsidiaries by these competitors.

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

  To expand its geographic presence in the wireless business, the Company combined substantially all of its domestic cellular operations with those of NYNEX Corporation, effective July 1, 1995, and formed a partnership, Bell Atlantic NYNEX Mobile, that will own and operate such businesses (also see Subsequent Event - Formation of Wireless Partnership section).

  Bell Atlantic and NYNEX in 1994 also formed two partnerships with U S WEST, Inc. and AirTouch Communications to provide nationwide wireless communications services. The first partnership (PCS PrimeCo) participated in the FCC's
auctions for personal communications services (PCS) licenses.   In March 1995,
PCS PrimeCo was a successful bidder for licenses for spectrum to provide PCS services in 11 major markets across the United States. The partnership paid approximately $1.1 billion for these licenses. The Company has invested approximately $268 million in the partnership through the first half of 1995, primarily to fund the purchase of these PCS licenses. The second partnership will develop a national branding and marketing strategy and wireless communications services standards.

  To expedite its entry into the video services market, Bell Atlantic formed two new partnerships with NYNEX and Pacific Telesis Group. TELE-TV Media, L.P. will license, acquire, and develop entertainment and information services. TELE-TV Systems, L.P. will provide the systems necessary to deliver these services over the partners' networks. Over the 1995 to 1997 period, each of the partners will contribute approximately $100 million in cash or assets to the new joint ventures.

  In March 1995, Bell Atlantic and NYNEX , through a jointly-owned partnership, signed an agreement to invest collectively up to $100 million in CAI Wireless Systems Inc., a wireless cable television company, which in turn has entered into several agreements to acquire the stock or assets of other wireless cable television companies. The investment will occur in two stages. In the first stage, which closed in May 1995, Bell Atlantic and NYNEX each invested $15.0 million in CAI Wireless. In exchange for this investment, the partnership holds senior debt bearing 12.5% interest maturing in the first quarter of 1996. In the second stage, which is expected to close later in 1995, Bell Atlantic and NYNEX would each invest $35.0 million in CAI Wireless. As part of this transaction, Bell Atlantic and NYNEX receive the right to acquire up to a total of 45% of CAI Wireless through the exercise of warrants. Bell Atlantic and NYNEX have also entered into an agreement with CAI Wireless which gives each of them the right (but not the obligation) to use, for specified charges, the distribution systems of CAI Wireless to begin offering digital video programming to customers.

 Federal Regulation

  On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open the telephone subsidiaries' local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting
certain conditions.   The Senate passed a similar bill in June of 1995.   A
conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

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

   FCC Interim Price Cap Orders

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

  On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

  On May 9, 1995, the Company filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, the Company selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases totaling approximately $305 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $98 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $207 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

  Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

  State Regulation

  The ability of IXCs to offer intrastate intraLATA toll services is subject to state regulation. Such competition is currently permitted in all of the Company's state jurisdictions that provide intraLATA toll services, except Virginia. In July 1995, the Virginia State Corporation Commission issued an order permitting intraLATA toll competition in Virginia, beginning October 1, 1995. Increased competition from IXCs has resulted in a continued decline in several components of the telephone subsidiaries' toll service revenues.

  State regulatory commissions in Pennsylvania, New Jersey, West Virginia, and Delaware have initiated proceedings to determine whether, and under what conditions, to authorize presubscription for intraLATA toll services. Currently, intraLATA toll calls default to the network services companies unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code. The telephone subsidiaries' ability to offset the impact of presubscription, if ordered, will depend, in part, upon the terms and conditions under which presubscription for intraLATA toll services may be authorized, as well as the telephone subsidiaries ability to offer interLATA services.

- ----------------------------------------
Other Matters
- ----------------------------------------

 Environmental Issues

  The Company is subject to a number of environmental proceedings as a result of the operations of its subsidiaries and shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which the Company's subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency or joined as third-party defendants in pending Superfund litigation. Such designation or joinder subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

 Subsequent Event - Formation of Wireless Partnership

  As a result of the formation of the Bell Atlantic NYNEX Mobile partnership, effective July 1, 1995, the Company will no longer include its domestic cellular operations in operating revenues and expenses. The partnership, which is controlled equally by Bell Atlantic and NYNEX, will be accounted for under the equity method. Revenues and operating income related to Bell Atlantic's domestic cellular operations were as follows:

                                                      (Dollars in Millions)
                                              ----------------------------------
For the Three Months Ended June 30                   1995               1994
- --------------------------------------------------------------------------------
  Revenues                                         $332.7              $255.7
  Operating Income                                   63.3                34.6
                                              ----------------------------------

For the Six Months Ended June 30
- --------------------------------
  Revenues                                         $620.0              $488.9
  Operating Income                                   97.5                55.1
                                              ----------------------------------

  Revenues and operating income for the year ended December 31, 1994 were $1,044.9 million and $112.2 million, respectively.

  Coincident with, and as a condition to, the completion of the combination, Bell Atlantic sold certain cellular properties in Massachusetts and Rhode Island to SNET Cellular, Inc. The Company will record a pretax gain of approximately $340 million (subject to post-closing adjustments) in the third quarter of 1995 on the sale of the cellular properties. For additional information on the formation of the Bell Atlantic NYNEX Mobile partnership, see Note 4 to the Condensed Consolidated Financial Statements.

- ----------------------------------------
Financial Condition
- ----------------------------------------

                                                      (Dollars in Millions)
                                              ----------------------------------
For the Six Months Ended June 30                    1995                1994
- --------------------------------------------------------------------------------
  Cash Flows From (Used In):
    Operating Activities                         $1,837.7            $1,527.7
    Investing Activities                         (1,863.7)             (128.6)
    Financing Activities                            (55.4)           (1,292.3)
                                              ----------------------------------

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt and equity financing may be needed to fund additional development activities and to maintain the Company's capital structure within management's guidelines. The Company determines the appropriateness of the level of its dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal requirements of the Company, and the expectations of shareowners.

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

 Cash Flows From Operating Activities

  The Company's primary source of funds continued to be cash generated from operations. Improved cash flows from operating activities during the first half of 1995 resulted principally from strong operating income growth.

 Cash Flows Used in Investing Activities

  Capital expenditures continued to be the primary use of capital resources in 1995. During the six month period ended June 30, 1995, the Company invested $1,341.1 million in its telecommunications core business to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. Further, capital spending in the cellular business during the first half of 1995 was $152.4 million to support the continued expansion of the wireless infrastructure. With the change in accounting for the Company's domestic cellular operations to the equity method, future funding provided by Bell Atlantic for the continued expansion of the domestic cellular network will not be classified as capital expenditures, but will appear in the Consolidated Statements of Cash Flows as investments in joint ventures and partnerships.

  During the first half of 1995, the Company invested $367.5 million in joint ventures and acquisitions including a $254.3 million investment in PCS PrimeCo primarily to fund the purchase of PCS licenses, $40.5 million for the purchase of cellular properties, and $72.7 million invested in other domestic and international joint ventures.

  During the first three months of 1995, the Company prefunded a trust with the purchase of $135.0 million in short-term investments for the purpose of compensating employees for vacation pay earned during 1994. Cash proceeds from the sale of these short-term investments amounted to $32.5 million at the end of June 1995.

  Cash proceeds from investing activities in the first six months of 1995 also included approximately $85 million received in connection with a note receivable resulting from the sale of substantially all of the Company's lease financing business in 1994.

  On July 1, 1995, the Company received $362.5 million in cash proceeds from the sale of certain of its cellular properties (see Subsequent Event -Formation of Wireless Partnership section). These cash proceeds were used principally to fund the Company's proportionate share of PCS license fees.

 Cash Flows Used in Financing Activities

  Dividend payments in the first half of 1995, as in prior years, were also a significant use of capital resources. The Company decreased its long-term debt by $62.5 million and increased its short-term borrowings by $658.5 million principally as a result of additional funding requirements for the vacation pay and retiree health trusts, increased construction expenditures at the network and wireless companies, and the financing of investments in joint ventures and acquisitions including the purchase of PCS licenses.

  As of June 30, 1995, the Company and its subsidiaries had in excess of $2.1 billion of unused bank lines of credit and shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities.

  The Company's debt ratio was 60.0% at June 30, 1995 and 59.4% at December 31, 1994. The debt securities of Bell Atlantic's subsidiaries continue to be accorded high ratings by primary rating agencies.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         The Company's 1995 Annual Meeting of Shareowners was held on April 28, 1995. At the meeting, the following items were submitted to a vote of Shareowners.

         (a) The following nominees were elected to serve on the Board of
             Directors:

             Name of Nominee              Votes Cast For   Votes Withheld
             ---------------              --------------   --------------
             William W. Adams              340,224,797       7,888,246
             William O. Albertini          340,281,745       7,831,298
             Lawrence T. Babbio, Jr.       340,311,922       7,801,121
             Thomas E. Bolger              340,254,611       7,858,432
             Frank C. Carlucci             340,073,004       8,040,039
             William G. Copeland           340,253,199       7,859,844
             James G. Cullen               340,267,501       7,845,542
             James H. Gilliam, Jr.         340,064,783       8,048,260
             Thomas H. Kean                340,016,344       8,096,699
             John C. Marous, Jr.           340,147,960       7,965,083
             John F. Maypole               340,338,912       7,774,131
             Joseph Neubauer               340,203,242       7,909,801
             Thomas H. O'Brien             340,254,084       7,867,959
             Rozanne L. Ridgway            340,114,232       7,998,811
             Raymond W. Smith              339,378,689       8,734,354
             Shirley Young                 340,160,639       7,952,404

         (b) The appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for 1995 was ratified with 340,864,162 votes for and 4,500,995 votes against.

         (c) A management proposal to approve Amendments to the Bell Atlantic Stock Compensation Plan for Outside Directors was approved with 303,346,124 votes for, 34,792,384 votes against and 9,974,535 abstentions.

         (d) A shareowner proposal regarding additional disclosure of executive officer compensation was defeated with 39,178,568 votes for, and 253,986,220 votes against.

         (e) A shareowner proposal regarding the number of nominees for Director was defeated with 30,606,767 votes for, and 261,788,504 votes against.

         (f) A shareowner proposal regarding Directors' other board affiliations was defeated with 44,289,973 votes for, and 245,419,314 votes against.

         (g) A shareowner proposal regarding outside Directors' pensions was defeated with 76,589,431 votes for, and 215,379,475 votes against.

         With respect to item (b) and items (d) through (g) above, abstentions and broker non-votes are not counted in the vote totals in accordance with the Company's by-laws and, therefore, have no effect on the vote. With respect to item (c) above, abstentions and broker non-votes are counted in the vote totals in accordance with Securities and Exchange Commission rules and have the same effect as a vote against.

         The Company's 1996 Annual Meeting of Shareowners will be held on April 26, 1996 in Wilmington, Delaware. For information regarding requirements for the submission of shareowner proposals and director nominations, see the Company's Proxy Statement dated February 28, 1995 or contact the Vice President-Corporate Secretary and Counsel, Bell Atlantic Corporation, 1717 Arch Street, 32nd Floor, Philadelphia, PA 19103.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

         Exhibit Number

         11   Computation of Per Common Share Earnings.
         12   Computation of Ratio of Earnings to Fixed Charges.
         27   Financial Data Schedule.

         (b) Report on Form 8-K filed during the quarter ended June 30, 1995:

         A Current Report on Form 8-K, dated April 21, 1995, was filed regarding the Company's first quarter 1995 financial results.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BELL ATLANTIC CORPORATION


Date: August 10, 1995                           By /s/ William O. Albertini
                                                   ------------------------
                                                   William O. Albertini
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.