Form 10-Q
period 1995-09-30
BELL ATLANTIC CORP
filed 1995-11-13
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


               (Mark one)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

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

  At October 31, 1995, 437,304,830 shares of the registrant's Common Stock were outstanding, after deducting 62,739 shares held in treasury.

================================================================================

                               TABLE OF CONTENTS

Item No.                                                                  Page
--------                                                                  ----

     Part I. Financial Information

1. Financial Statements

     Condensed Consolidated Statements of Operations
      For the three and nine months ended September 30, 1995 and 1994..    2-3

     Condensed Consolidated Balance Sheets
      September 30, 1995 and December 31, 1994.........................    4-5

     Condensed Consolidated Statements of Cash Flows
      For the nine months ended September 30, 1995 and 1994............      6

     Notes to Condensed Consolidated Financial Statements..............    7-9

2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations................................  10-23

     Part II. Other Information

1. Legal Proceedings...................................................     24

6. Exhibits and Reports on Form 8-K....................................     24

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                                           Three months ended
                                                                              September 30,
                                                                         ----------------------
                                                                            1995         1994
                                                                         ---------    ---------
OPERATING REVENUES.....................................................  $ 3,261.1    $ 3,455.3
                                                                         ---------    ---------

OPERATING EXPENSES
Employee costs, including benefits and taxes...........................    1,034.6      1,236.2
Depreciation and amortization..........................................      642.5        674.7
Other..................................................................      864.6        953.4
                                                                         ---------    ---------
                                                                           2,541.7      2,864.3
                                                                         ---------    ---------

OPERATING INCOME.......................................................      719.4        591.0
Equity in Income of Affiliates.........................................       74.5         23.0
Other Income (Expense), Net............................................      317.1        (20.5)
Interest Expense.......................................................      133.9        153.6
                                                                         ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM...................................................      977.1        439.9
Provision for Income Taxes.............................................      372.3        164.2
                                                                         ---------    ---------


INCOME BEFORE EXTRAORDINARY ITEM.......................................      604.8        275.7
EXTRAORDINARY ITEM
Discontinuation of Regulatory Accounting Principles, Net of Tax........         --     (2,150.0)
                                                                         ---------    ---------

NET INCOME (LOSS) .....................................................  $   604.8    $(1,874.3)
                                                                         =========    =========

PER COMMON SHARE
----------------
INCOME BEFORE EXTRAORDINARY ITEM.......................................  $    1.38    $     .63
EXTRAORDINARY ITEM.....................................................         --        (4.92)
                                                                         ---------    ---------
NET INCOME (LOSS)......................................................  $    1.38    $   (4.29)
                                                                         =========    =========
Cash Dividends Declared................................................  $     .70    $     .69
                                                                         =========    =========

Weighted Average Number of Common Shares and
  Equivalent Shares Outstanding (in millions)..........................      438.5        437.3
                                                                         =========    =========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                           Nine months ended
                                                             September 30,
                                                        -----------------------
                                                           1995        1994
                                                        ----------  -----------

OPERATING REVENUES....................................  $10,275.3    $10,304.9
                                                        ---------    ---------

OPERATING EXPENSES
Employee costs, including benefits and taxes..........    3,129.5      3,312.9
Depreciation and amortization.........................    1,991.9      1,972.4
Other.................................................    2,760.0      2,882.3
                                                        ---------    ---------
                                                          7,881.4      8,167.6
                                                        ---------    ---------

OPERATING INCOME......................................    2,393.9      2,137.3
Equity in Income of Affiliates........................       90.3         62.0
Other Income, Net.....................................      324.0          7.1
Interest Expense......................................      420.5        437.4
                                                        ---------    ---------


INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEMS..................................    2,387.7      1,769.0
Provision for Income Taxes............................      921.3        682.0
                                                        ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEMS.....................    1,466.4      1,087.0
                                                        ---------    ---------
EXTRAORDINARY ITEMS
Discontinuation of Regulatory Accounting Principles,
 Net of Tax...........................................         --     (2,150.0)
Early Extinguishment of Debt, Net of Tax..............         --         (6.7)
                                                        ---------    ---------
                                                               --     (2,156.7)
                                                        ---------    ---------

NET INCOME (LOSS).....................................  $ 1,466.4    $(1,069.7)
                                                        =========    =========

PER COMMON SHARE
----------------
INCOME BEFORE EXTRAORDINARY ITEMS.....................  $    3.35    $    2.49
EXTRAORDINARY ITEMS...................................         --        (4.94)
                                                        ---------    ---------
NET INCOME (LOSS).....................................  $    3.35    $   (2.45)
                                                        =========    =========
Cash Dividends Declared...............................  $    2.10    $    2.07
                                                        =========    =========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)..........      437.9        437.3
                                                        =========    =========


            See Notes to Condensed Consolidated Financial Statements

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------


                                               September 30,       December 31,
                                                   1995                1994
                                               -------------       ------------
CURRENT ASSETS
Cash and cash equivalents......................   $     97.7         $    142.9
Short-term investments.........................         41.9                 --
Accounts receivable, net of allowances of
 $170.4 and $188.9.............................      2,313.8            2,328.1
Inventories....................................        282.2              274.6
Prepaid expenses...............................        691.6              545.5
Other..........................................        456.5              492.2
                                                  ----------         ----------
                                                     3,883.7            3,783.3
                                                  ----------         ----------

PLANT, PROPERTY AND EQUIPMENT..................     33,509.4           33,745.8
Less accumulated depreciation..................     17,439.2           16,807.7
                                                  ----------         ----------
                                                    16,070.2           16,938.1
                                                  ----------         ----------

INVESTMENTS IN AFFILIATES......................      3,015.4            1,576.8
OTHER ASSETS...................................      1,576.7            1,973.6
                                                  ----------         ----------
TOTAL ASSETS...................................   $ 24,546.0         $ 24,271.8
                                                  ==========         ==========



           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                  September 30,   December 31,
                                                       1995           1994
                                                  -------------   ------------
CURRENT LIABILITIES
Debt maturing within one year.....................    $ 2,170.3      $ 2,087.6
Accounts payable and accrued liabilities..........      2,253.7        2,608.9
Other.............................................        859.1          880.2
                                                      ---------      ---------
                                                        5,283.1        5,576.7
                                                      ---------      ---------

LONG TERM DEBT....................................      6,647.5        6,805.7
                                                      ---------      ---------
EMPLOYEE BENEFIT OBLIGATIONS......................      3,951.6        3,773.8
                                                      ---------      ---------


DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes.............................      1,407.3        1,305.7
Unamortized investment tax credits................        154.8          176.7
Other.............................................        388.0          466.9
                                                      ---------      ---------
                                                        1,950.1        1,949.3
                                                      ---------      ---------

PREFERRED STOCK OF SUBSIDIARY.....................         85.0           85.0
                                                      ---------      ---------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value;
 none issued).....................................           --             --
Common stock ($1 par value; 436,988,225 shares
 and 436,405,646 shares issued)...................        437.0          436.4
Common stock issuable (92,899 shares).............           .1             .1
Contributed capital...............................      5,462.9        5,428.4
Reinvested earnings...............................      1,697.6        1,144.4
Foreign currency translation adjustment...........       (430.7)        (330.8)
                                                      ---------      ---------
                                                        7,166.9        6,678.5
Less common stock in treasury, at cost............          3.1           11.0
Less deferred compensation-employee stock
 ownership plans..................................        535.1          586.2
                                                      ---------      ---------

                                                        6,628.7        6,081.3
                                                      ---------      ---------

TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.....    $24,546.0      $24,271.8
                                                      =========      =========


           See Notes To Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                             1995       1994
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................     $1,466.4   $(1,069.7)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization.......................      1,991.9     1,972.4
  Extraordinary items, net of tax.....................           --     2,156.7
  Gain on sale of conflicted cellular properties, net
   of tax.............................................       (203.0)         --
  Other items, net....................................         50.1       (48.6)
  Changes in certain assets and liabilities, net of
   effects from acquisition/disposition of businesses.       (389.2)     (468.5)
                                                          ---------   ---------
Net cash provided by operating activities.............      2,916.2     2,542.3
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..................        (41.9)        8.5
Additions to plant, property and equipment............     (2,129.3)   (1,683.0)
Proceeds from sale of plant, property and equipment...          2.3        26.1
Investment in finance lease and notes receivable......           --      (735.5)
Proceeds from finance lease and notes receivable......         31.4       717.0
Investment in notes receivable and preferred stock....        (51.1)         --
Proceeds from notes receivable........................        266.7          --
Acquisition of businesses, less cash acquired.........        (41.4)      (34.6)
Proceeds from Telecom Corporation of New Zealand
 Limited capital reduction plan.......................           --        67.4
Investment in joint ventures..........................       (352.2)     (554.6)
Proceeds from disposition of businesses...............        362.5     1,273.2
Other, net............................................           .5       (50.6)
                                                          ---------   ---------
Net cash used in investing activities.................     (1,952.5)     (966.1)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings..............................        106.6       249.5
Principal repayments of borrowings and capital lease
 obligations..........................................       (340.0)     (547.7)
Early extinguishment of debt..........................           --      (350.0)
Net change in short-term borrowings with original
 maturities of three months or less...................        147.3        (3.0)
Dividends paid........................................       (912.0)     (894.1)
Proceeds from sale of common stock....................         42.2         6.7
Purchase of common stock for treasury.................        (11.2)       (8.7)
Net change in outstanding checks drawn on controlled
 disbursement accounts................................        (41.8)      (33.9)
Proceeds from sale of preferred stock by subsidiary...           --        85.0
                                                          ---------   ---------
Net cash used in financing activities.................     (1,008.9)   (1,496.2)
                                                          ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......        (45.2)       80.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........        142.9       146.1
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............    $    97.7   $   226.1
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


2.   Shareowners' Investment
     -----------------------

                                                                         (Dollars in Millions)
                                          -----------------------------------------------------------------------------------
                                                                                          Foreign
                                                      Common                              Currency                   Deferred
                                          Common      Stock    Contributed  Reinvested   Translation    Treasury   Compensation
                                           Stock     Issuable    Capital     Earnings     Adjustment     Stock        ESOPs
                                          ------     --------  -----------  ----------   -----------    --------   ------------
Balance, December 31, 1994..........     $  436.4      $  .1   $ 5,428.4    $  1,144.4   $  (330.8)     $  11.0      $  586.2
Net income..........................                                           1,466.4
Dividends declared on common stock..                                            (916.9)
Purchase of common stock for
 treasury...........................                                                                       11.2
Common stock issued:
 Employee plans.....................           .6                   33.0          (3.3)                    (2.1)
 Shareowner plans...................           --                    1.5                                  (11.6)
 Acquisition agreements.............                                                                       (5.4)
Foreign currency translation
 adjustment, net....................                                                         (99.9)
Reduction of ESOP obligations.......                                                                                    (51.1)
Tax benefit of dividends
 paid to ESOPs......................                                               7.0
                                         --------      -----   ---------    ----------   ----------     -------      --------
Balance, September 30, 1995.........     $  437.0      $  .1   $ 5,462.9    $  1,697.6   $  (430.7)     $   3.1      $  535.1
                                         ========      =====   =========    ==========   ==========     =======      ========

     During the nine months ended September 30, 1995, the Company distributed approximately 574,000 shares of common stock for employee plans and approximately 8,000 shares of common stock for shareowner plans. During the same period, the Company also repurchased approximately 210,000 shares of its common stock for treasury, and also distributed approximately 42,000 treasury shares for employee plans, approximately 234,000 treasury shares for shareowner plans, and approximately 91,000 treasury shares for the acquisition of a business.

3.  Formation of Wireless Partnership
    ---------------------------------

  Effective July 1, 1995, Bell Atlantic and NYNEX Corporation (NYNEX) completed the combination of substantially all of their domestic cellular and paging businesses and the formation of a partnership, Bell Atlantic NYNEX Mobile, that owns and operates such businesses. Bell Atlantic NYNEX Mobile operates as a general partnership and is controlled equally by Bell Atlantic and NYNEX. Bell Atlantic owns an approximate 63% equity interest and NYNEX owns an approximate 37% equity interest in Bell Atlantic NYNEX Mobile. The Company accounts for its interest in the partnership under the equity method.

  Coincident with, and as a condition to, the completion of the combination, Bell Atlantic sold certain cellular properties in Massachusetts and Rhode Island. The Company recorded a pretax gain of approximately $318 million (subject to post-closing adjustments) on the sale of the cellular properties in the third quarter of 1995.

  Bell Atlantic contributed certain assets and liabilities of its domestic cellular and paging operating subsidiaries in exchange for an equity interest in Bell Atlantic NYNEX Mobile. No gain or loss was recognized on the contribution of the assets and liabilities.

The following amounts (subject to post-closing adjustments) were contributed by the Company to the partnership:


(Dollars in Millions)
------------------------------------------------------------------------

Current assets                      $   212.2
Noncurrent assets                     1,265.2
------------------------------------------------------------------------
Total Assets                                            $ 1,477.4
------------------------------------------------------------------------

Current liabilities                 $   270.3
Noncurrent liabilities                   70.1
------------------------------------------------------------------------

Total Liabilities                                           340.4
------------------------------------------------------------------------

Net Assets Contributed                                   $1,137.0
========================================================================

  Revenues and expenses of the Company's domestic cellular and paging businesses reflected in the financial statements for periods prior to the formation of the partnership are as follows:

                               Six months           Three months             Nine months
                             ended June 30,      ended September 30,      ended September 30,
                           ------------------   ---------------------    ---------------------
(Dollars in Millions)             1995                  1994                     1994
----------------------------------------------------------------------------------------------
OPERATING REVENUES               $629.9                $272.5                   $769.9

OPERATING EXPENSES                532.0                 226.8                    667.5
                                 -------------------------------------------------------------
OPERATING INCOME                   97.9                  45.7                    102.4

Equity in Income of
  Unconsolidated Affiliates        22.6                   7.0                     27.4
Other Expense, net                   .1                   4.6                     13.1
Interest Expense                   13.9                   2.7                      9.6
                                 -------------------------------------------------------------
Income Before Income Taxes       $106.5               $  45.4                   $107.1
                                 =============================================================

4.  Long-Term Debt - Bell Atlantic Financial Services, Inc.
    -------------------------------------------------------

  Debt securities of Bell Atlantic Financial Services, Inc. (FSI) in the amount of $731.3 million at September 30, 1995 have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the condensed consolidated financial statements of Bell Atlantic was approximately $5 billion at September 30, 1995.

5.  Subsequent Event - Sale of Business
    -----------------------------------

  In October 1995, the Company sold its domestic computer maintenance subsidiary, Bell Atlantic Business Systems Services, Inc., and its interests in certain European computer maintenance operations for approximately $250 million in cash (subject to post-closing adjustments). The Company expects to record a small gain as a result of this disposition. This disposition is not expected to have a material impact on the Company's future net income.

6.  Reclassifications
    -----------------

  Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

-----------------------
Results of Operations
-----------------------

  Net income for the three and nine month periods ended September 30, 1995 was $604.8 million or $1.38 per share and $1,466.4 million or $3.35 per share, respectively, compared to a loss of $1,874.3 million or $4.29 per share and a loss of $1,069.7 million or $2.45 per share for the same respective periods in 1994.

  Results for the third quarter and year-to-date 1994 included a non-cash, after-tax extraordinary charge of $2,150.0 million, or $4.92 per share, in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards
No. 71,   "Accounting for the Effects of Certain Types of Regulation."    Year-
to-date 1994 also included an after-tax extraordinary charge of $6.7 million for the early extinguishment of debt.

  Effective July 1, 1995, Bell Atlantic and NYNEX Corporation (NYNEX) completed the combination of substantially all of their domestic cellular and paging businesses and the formation of a partnership, Bell Atlantic NYNEX Mobile, that owns and operates such businesses. Coincident with, and as a condition to, the completion of the combination, Bell Atlantic sold certain cellular properties in Massachusetts and Rhode Island. The Company recorded a pretax gain of approximately $318 million (subject to post-closing adjustments) on the sale of the cellular properties in the third quarter of 1995.

  Coincident with the formation of the Bell Atlantic NYNEX Mobile partnership, the Company discontinued consolidation of the domestic cellular and paging operations contributed to the partnership. The Company's investment in the partnership, subsequent to June 30, 1995, is accounted for under the equity method. Under this method, the Company's proportionate share of the partnership's pretax income is included in Equity in Income of Affiliates.

  In accordance with generally accepted accounting principles, the Consolidated Statements of Operations for the nine month periods ended September 30, 1995 and 1994 and the three month period ended September 30, 1994 continue to reflect the results of Bell Atlantic's domestic cellular and paging businesses on a consolidated basis for all periods prior to July 1, 1995.

  Revenues and expenses of the Company's domestic cellular and paging businesses reflected in the financial statements for periods prior to the formation of the partnership are as follows:


                                      Six months               Three months                   Nine months
                                    ended June 30,          ended September 30,           ended September 30,
                                 --------------------    -------------------------     -------------------------
(Dollars in Millions)                    1995                      1994                          1994
----------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                      $629.9                    $272.5                        $769.9


OPERATING EXPENSES                       532.0                     226.8                         667.5
                                        ------------------------------------------------------------------------
OPERATING INCOME                          97.9                      45.7                         102.4

Equity in Income of
  Unconsolidated Affiliates               22.6                       7.0                          27.4
Other Expense, net                          .1                       4.6                          13.1
Interest Expense                          13.9                       2.7                           9.6
                                        ------------------------------------------------------------------------
Income Before Income Taxes              $106.5                    $ 45.4                        $107.1
                                        ========================================================================

  To facilitate the comparison of financial results for purposes of the Management's Discussion and Analysis, the net revenues and expenses of the Company's domestic cellular and paging operations prior to July 1, 1995 are classified in the statements of operations below as a component of Equity in Income of Affiliates.

  Management's Discussion and Analysis of results of operations is based on the comparison of the following amounts:

CONSOLIDATED STATEMENTS OF OPERATIONS
  with Domestic Cellular and Paging Results of Operations, prior to July 1, 1995, presented as though accounted for under the equity method

                                               (Dollars in Millions)
                                      -----------------------------------------
                                         Three months          Nine months
                                       ----------------     -----------------
For the Period Ended September 30       1995      1994       1995       1994
--------------------------------------------------------------------------------
OPERATING REVENUES                     $3,261.1  $3,195.3   $9,673.4   $9,571.2
                                       -----------------------------------------

OPERATING EXPENSES
  Employee costs                        1,034.6   1,199.2    3,040.3    3,206.5
  Depreciation and amortization           642.5     640.0    1,913.3    1,872.9
  Other                                   864.6     810.8    2,423.8    2,456.9
                                       -----------------------------------------
                                        2,541.7   2,650.0    7,377.4    7,536.3
                                       -----------------------------------------
OPERATING INCOME                          719.4     545.3    2,296.0    2,034.9

Equity in Income of Affiliates             74.5      61.4      174.2      141.7
Other Income (Expense), Net               317.1     (15.9)     324.1       20.2
Interest  Expense                         133.9     150.9      406.6      427.8
                                       -----------------------------------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEMS           977.1     439.9    2,387.7    1,769.0
Provision for Income Taxes                372.3     164.2      921.3      682.0
                                       -----------------------------------------
INCOME BEFORE EXTRAORDINARY ITEMS         604.8     275.7    1,466.4    1,087.0
Extraordinary Items
  Discontinuation of regulatory
   accounting principles, net of tax        ---  (2,150.0)       ---   (2,150.0)

  Early extinguishment of debt, net
   of tax                                   ---       ---        ---       (6.7)
                                       -----------------------------------------
NET INCOME (LOSS)                       $ 604.8 $(1,874.3)  $1,466.4  $(1,069.7)
                                       =========================================

For the three month period ended September 30, 1994 and the nine month periods ended September 30, 1995 and 1994 previously eliminated intercompany transactions aggregating $12.5 million, $28.0 million and $36.2 million, respectively, are added back to both operating revenues and operating expenses.


--------------------
Operating Revenues
--------------------

  Amounts below exclude domestic cellular and paging revenues.

                                               (Dollars in Millions)
                                      -----------------------------------------
                                         Three months          Nine months
                                       ----------------     -----------------
For the Period Ended September 30       1995      1994       1995       1994
--------------------------------------------------------------------------------
Transport Services
  Local service                        $1,118.6  $1,096.3   $3,317.6   $3,250.5
  Network access                          856.2     836.8    2,549.5    2,424.4
  Toll service                            355.9     376.5    1,082.2    1,189.6
Ancillary Services
  Directory publishing                    273.4     270.8      826.3      808.3
  Other                                   142.3     123.1      419.0      337.2
Value-added Services                      353.0     316.9    1,010.6      948.3
Other Services                            161.7     174.9      468.2      612.9
                                       -----------------------------------------
Total                                  $3,261.1  $3,195.3   $9,673.4   $9,571.2
                                       =========================================

-----------------------------------------
Transport Services Operating Statistics
-----------------------------------------

                                                                 Percentage
                                             1995    1994    Increase (Decrease)
--------------------------------------------------------------------------------
At September 30
---------------
Access Lines in Service (In thousands)
Residence                                   12,535  12,260          2.2%
Business                                     6,846   6,492          5.5
Public                                         278     281         (1.1)
                                          ----------------
                                            19,659  19,033          3.3
                                          ================
                                             Three months                  Nine months           Percentage Increase (Decrease)
                                      ------------------------        ---------------------      ------------------------------
                                      1995                1994        1995             1994      Third Quarter     Year-to-Date
-------------------------------------------------------------------------------------------------------------------------------
For the Period Ended September 30
---------------------------------
Access Minutes of Use (In millions)
Interstate                            15,345              14,377      44,977           42,183        6.7%              6.6%
Intrastate                             4,183               3,651      11,893           10,515       14.6              13.1
                                      ---------------------------------------------------------
                                      19,528              18,028      56,870           52,698        8.3               7.9
                                      =========================================================
Toll Messages (In millions)
Intrastate                               818.7               830.6     2,444.8          2,534.8     (1.4)%            (3.6)%
Interstate                                42.2                42.8       125.8            132.0     (1.4)             (4.7)
                                      ---------------------------------------------------------
                                         860.9               873.4     2,570.6          2,666.8     (1.4)             (3.6)
                                      =========================================================

Local Service Revenues


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                 $22.3          2.0%
--------------------------------------------------------------------------------
 Nine Months                   $67.1          2.1%
================================================================================

  Local service revenues are earned by the telephone subsidiaries from the provision of local exchange, local private line and public telephone services.

  Local service revenues increased in the three and nine month periods ended September 30, 1995 due primarily to growth in network access lines, and increased usage and data transport by business customers. Access lines in service at September 30, 1995 increased 3.3% from September 30, 1994.

Network Access Revenues


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                  $19.4         2.3%
--------------------------------------------------------------------------------
 Nine Months                   $125.1         5.2%
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

  Network access revenues increased for both periods of 1995 due to higher customer demand for access services as reflected by growth in access minutes of use and in private networks, as well as growth in end-user charges attributable to increasing access lines in service. Access minutes of use for the three and nine month periods ended September 30, 1995 were higher than the corresponding periods of 1994 by 8.3% and 7.9%, respectively. Revenues in 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

  Revenue growth from volume increases for both periods of 1995 was partially offset by the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

  In March 1995, the FCC adopted an order approving an Interim Price Cap Plan
for interstate access charges, which replaces the prior Price Cap Plan.   As
required by the FCC's order, the Company filed its Transmittal of Interstate Rates, which resulted in price decreases totaling approximately $305 million on an annual basis, effective August 1, 1995. These price decreases included the scheduled expiration of a temporary rate increase of approximately $98 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $207 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected
that these price decreases will be partially offset by volume increases.   Also
as part of the filing, the Company selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

Toll Service Revenues


 Dollars in Millions                 (Decrease)
================================================================================
 Third Quarter                  $(20.6)       (5.5)%
--------------------------------------------------------------------------------
 Nine Months                   $(107.4)       (9.0)%
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

  The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions on certain toll services. Toll message volumes for the three and nine month periods ended September 30, 1995 decreased 1.4% and 3.6%, respectively, over the comparable periods last year. The decrease in toll messages is due primarily to increased competition throughout the region for intraLATA toll and WATS services. Extended local calling areas in Virginia also contributed to the reduction in toll service revenues. See "Competitive and Regulatory Environment - State Regulation" for a further discussion of toll service revenue issues.

Directory Publishing Revenues


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                  $2.6          1.0%
--------------------------------------------------------------------------------
 Nine Months                   $18.0          2.2%
================================================================================

  Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories published throughout the region. Other directory publishing services include database and foreign directory marketing.

  Growth in directory publishing revenues in the three and nine month periods ended September 30, 1995 was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.

Other Ancillary Services Revenues


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                 $19.2          15.6%
--------------------------------------------------------------------------------
 Nine Months                   $81.8          24.3%
================================================================================

  Other ancillary services include systems integration services, billing and collection services provided to IXCs, facilities rental services, and video services.

  Other ancillary services revenues increased in both periods of 1995 principally due to an increase in the number of contracts for systems integration services provided to business customers.

Value-added Services Revenues


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                 $36.1          11.4%
--------------------------------------------------------------------------------
 Nine Months                   $62.3           6.6%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the telephone subsidiaries increased value-added services revenues in the third quarter and year-to-date 1995. These revenue increases were partially offset by the elimination of Touch-Tone service charges for Bell Atlantic - Virginia customers, effective January 1, 1995. The elimination of Touch-Tone service charges in Bell Atlantic - Virginia is expected to reduce value-added services revenues by approximately $25 million annually.

Other Services Revenues


 Dollars in Millions                (Decrease)
================================================================================
 Third Quarter                 $(13.2)        (7.5)%
--------------------------------------------------------------------------------
 Nine Months                   $(144.7)       (23.6)%
================================================================================

  Other services include revenues from the Company's computer maintenance, telecommunications consulting, real estate and leasing businesses.

  The third quarter and year-to-date decreases in other services revenues were due primarily to the sale of substantially all of the Company's lease financing business and a liquefied petroleum gas distribution business during 1994. These revenue decreases were partially offset by revenue growth from the Company's third-party computer maintenance business, principally due to higher volumes resulting from new contracts.

  In October 1995, the Company sold its domestic computer maintenance subsidiary, Bell Atlantic Business Systems Services, Inc. (see Note 5 to the
Condensed Consolidated Financial Statements).   As a result of this disposition,
future periods will no longer include operating revenues from this business. Operating revenues related to this business were approximately $375 million and $345 million for the nine month periods ended September 30, 1995 and 1994, respectively.

--------------------
Operating Expenses
--------------------
Amounts below exclude domestic cellular and paging expenses.

                                                        (Dollars in Millions)
                                         --------------------------------------------------
                                              Three months               Nine months
                                           -----------------------  ---------------------
For the Period Ended September 30             1995         1994        1995       1994
-------------------------------------------------------------------------------------------
Employee costs, including benefits and
 taxes                                      $1,034.6     $1,199.2    $3,040.3   $3,206.5
Depreciation and amortization                  642.5        640.0     1,913.3    1,872.9
Other operating expenses                       864.6        810.8     2,423.8    2,456.9
                                            ---------------------------------------------
Total                                       $2,541.7     $2,650.0    $7,377.4   $7,536.3
                                            =============================================

Employee Costs


 Dollars in Millions                (Decrease)
================================================================================
 Third Quarter                 $(164.6)       (13.7)%
--------------------------------------------------------------------------------
 Nine Months                   $(166.2)        (5.2)%
================================================================================

  Employee costs consist of salaries, wages, and other employee compensation, employee benefits and payroll taxes.

  Employee costs at the network services subsidiaries decreased in the third quarter of 1995 by $170.2 million or 15.5% and year-to-date by $186.5 million or 6.4%, compared with the same periods in 1994. Employee costs at the Company's nonregulated subsidiaries increased by $5.6 million or 5.5% in the third quarter of 1995 and $20.3 million or 6.6% year-to-date over the corresponding periods in 1994.

  The third quarter and year-to-date decreases in employee costs at the network services subsidiaries were principally due to the effect of a third quarter 1994 charge of $161.9 million to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting separation pay plans. Decreased overtime pay and lower workforce levels at the network services
companies in 1995 further reduced employee costs in both periods.   These cost
reductions were partially offset by annual salary and wage increases and the recognition of certain contract labor and separation pay costs in the second and third quarters of 1995 associated with a new five-year labor contract with the International Brotherhood of Electrical Workers (IBEW).

  In June 1995, the Company's network services subsidiaries ratified a contract with the IBEW, representing approximately 9,500 employees. The IBEW contract, which was effective May 21, 1995, provided for a 14.5% wage increase over the five-year contract period; a ratification bonus; improved benefits and pensions; and certain employment security provisions.

  The Bell Atlantic operating telephone companies' contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.

  Higher employee costs at the nonregulated subsidiaries in both the three and nine month periods were principally attributable to an increased workforce at the computer maintenance and systems integration companies due to growth at these business units. Year-to-date expense increases were offset, in part, by the effect of the aforementioned disposition of certain non-strategic businesses during 1994.

Depreciation and Amortization


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                  $2.5           .4%
--------------------------------------------------------------------------------
 Nine Months                   $40.4          2.2%
================================================================================

  Depreciation and amortization expense at the network services subsidiaries for the third quarter and year-to-date 1995 increased $10.8 million or 1.8% and $81.0 million or 4.6%, respectively, compared with the same periods in 1994, principally due to growth in depreciable telephone plant. The network services subsidiaries' composite depreciation rate was 7.9% for the nine month period ended September 30, 1995. The Company expects the composite depreciation rate to remain substantially unchanged for the remainder of 1995.

  Depreciation and amortization expense at the nonregulated subsidiaries decreased by $8.3 million or 29.2% and $40.6 million or 40.1%, over the corresponding third quarter and nine months of the prior year. The decrease was due primarily to the effect of the sale of substantially all of the assets of the Company's lease financing business during 1994.

Other Operating Expenses


 Dollars in Millions           Increase (Decrease)
================================================================================
 Third Quarter                  $53.8          6.6%
--------------------------------------------------------------------------------
 Nine Months                   $(33.1)        (1.3)%
================================================================================

  Other operating expenses consist primarily of contract services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

  The year-to-date reduction in other operating expenses was largely due to the effect of the aforementioned disposition of several non-strategic businesses during 1994, as well as lower expenses at the network services subsidiaries attributable to the timing of telephone network software purchases. Other operating expenses in the third quarter of 1995 were also impacted, but to a lesser extent, by these cost reductions.

  The cost reductions were more than offset in the third quarter of 1995 and partially offset year-to-date by nonrecurring charges of $48.2 million associated with certain business development ventures and contracts. The Company also incurred increased costs at its systems integration subsidiaries due to higher business volumes, and additional costs were incurred by the network services subsidiaries to enhance systems, consolidate work activities and market value-added services.

  Due to the disposition of the Company's domestic computer maintenance subsidiary in October 1995, future periods will no longer include operating expenses from this business. Operating expenses related to this business were approximately $363 million and $334 million for the nine month periods ended September 30, 1995 and 1994, respectively.

Equity in Income of Affiliates


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                 $13.1          21.3%
--------------------------------------------------------------------------------
 Nine Months                   $32.5          22.9%
================================================================================

  Equity in income of affiliates includes equity income and losses and goodwill amortization related to the Company's investments in unconsolidated businesses. For comparative purposes, the domestic cellular and paging businesses for periods prior to July 1, 1995 are presented as though accounted for under the equity method.

  Equity in income from the Company's investment in Bell Atlantic NYNEX Mobile
(BANM) for the third quarter of 1995 was $69.7 million, compared to $45.4 million for the same period last year and $176.2 million year-to-date 1995, compared to $107.1 million year-to-date 1994. The increase in both periods was driven by strong revenue growth due to a 47% increase in BANM's cellular subscriber base. Revenue growth was negatively impacted by increased penetration of the lower-usage consumer market, resulting in a decline of approximately 15% in average monthly revenue per subscriber. Third quarter and year-to-date 1995 equity in income of affiliates was further boosted by improved operating results from the Company's investment in Telecom Corporation of New Zealand Limited (Telecom).

  Higher equity income from the Company's investments in BANM and Telecom was partially offset in both periods by the effects of goodwill amortization and equity losses associated with the Company's investment in Grupo Iusacell, S. A. de C.V. (Iusacell) and equity losses associated with the Company's video services joint ventures.

  The third quarter and year-to-date 1995 equity losses associated with Iusacell were $14.1 million and $51.5 million, respectively, compared to equity losses of $6.0 million and $25.5 million for the same periods in 1994. The equity losses in Iusacell in 1995 were impacted by an increase in the Company's economic interest from 23.2% to 41.9% in August of 1994 and by the effect of the devaluation of the Mexican peso on Iusacell's net liabilities, primarily debt, denominated in U.S. dollars. The Company's equity in income of Iusacell will continue to be impacted by changes in the peso exchange rate.

Other Income (Expense), Net


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                        $333.0
--------------------------------------------------------------------------------
 Nine Months                          $303.9
================================================================================

  Other income (expense), net, consists primarily of interest and dividend income, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  The increase in other income (expense) net, for both the three and nine month periods ended September 30, 1995 is principally attributable to the recognition, in the third quarter of 1995, of a pretax gain of approximately $318 million on the sale of certain cellular properties in connection with the formation of the BANM partnership (see Note 3 to the Condensed Consolidated Financial Statements).

Interest Expense


 Dollars in Millions                (Decrease)
================================================================================
 Third Quarter                 $(17.0)        (11.3)%
--------------------------------------------------------------------------------
 Nine Months                   $(21.2)         (5.0)%
================================================================================

  Interest expense decreased for both periods of 1995 due to the recognition of capitalized interest costs at the telephone subsidiaries. Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income. The third quarter and year-to-date decreases were also impacted by the effect of additional interest expense recorded in 1994 related to debt instruments retained by the Company in connection with the disposition of the Company's lease financing subsidiary. These expense decreases were partially offset by the effect of rising interest rates during 1995.

Provision for Income Taxes


 Dollars in Millions                 Increase
================================================================================
 Third Quarter                        $208.1
--------------------------------------------------------------------------------
 Nine Months                          $239.3
================================================================================

Effective Income Tax Rates


 For the Three Months Ended September 30
================================================================================
 1995                                 38.1%
--------------------------------------------------------------------------------
 1994                                 37.3%
================================================================================

 For the Nine Months Ended September 30
================================================================================
 1995                                 38.6%
--------------------------------------------------------------------------------
 1994                                 38.6%
================================================================================

  The higher effective income tax rate in the third quarter of 1995 was principally due to certain foreign operations which reduced consolidated pretax income without providing corresponding tax benefits. This increase was substantially offset by the effect of a third quarter 1995 adjustment to deferred state income taxes for a decrease in the Pennsylvania state income tax rate.

  The year-to-date 1995 effective income tax rate was unchanged, as compared to
the same period last year due to a combination of items.   In addition to the
items affecting the third quarter of 1995, year-to-date 1995 also included the effects of the reduction in the amortization of investment tax credits and the elimination of the benefit of the income tax rate differential applied to reversing timing differences at the telephone subsidiaries, both as a result of the discontinued application of regulatory accounting principles in August 1994. These items were essentially offset by the effect of recording, in the second quarter of 1994, an adjustment to the provision for deferred state income taxes on the Company's remaining leveraged lease portfolio.


----------------------------------------
Competitive and Regulatory Environment
----------------------------------------

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

  The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the telephone subsidiaries, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the telephone subsidiaries by these competitors. See "State Regulation" for a discussion of the impact of competition on toll service revenues.

  The Company continues to respond to competitive challenges by focusing on meeting customer requirements and cost controls through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies. Several examples of the Company's recent initiatives to address competition are described below.

  To expand its geographic presence in the wireless business, the Company combined substantially all of its domestic cellular and paging operations with those of NYNEX Corporation, effective July 1, 1995, and formed a partnership, Bell Atlantic NYNEX Mobile, that owns and operates such businesses.

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

  During 1995, Bell Atlantic and NYNEX each invested $50 million in CAI Wireless Systems Inc., a wireless cable television company, which in turn has entered into several agreements to acquire the stock or assets of other wireless cable television companies. In exchange for this investment, Bell Atlantic holds $15 million of subordinated debt bearing 14% interest maturing in the year 2005 and received $35 million of redeemable convertible nonvoting preferred stock carrying a dividend rate of 14%. Also as part of this transaction, Bell Atlantic and NYNEX received the right to acquire up to a total of 45% ownership interest in CAI Wireless through the exercise of warrants. Bell Atlantic and NYNEX have also entered into an agreement with CAI Wireless which gives each of them the right (but not the obligation) to use, for specified charges, the distribution systems of CAI Wireless to begin offering digital video programming to customers.

 Federal Regulation

  On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open the telephone subsidiaries' local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

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

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of the network services companies' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, the Company filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on the Company's filing, and only one party filed comments challenging the Company's response. On September 11, 1995, the Company filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

 FCC Interim Price Cap Order

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

  On May 9, 1995, the Company filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, the Company selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases totaling approximately $305 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $98 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $207 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

  Bell Atlantic appealed the Interim Price Cap Order to the Court of Appeals for the D.C. Circuit, and that case is currently pending.

 State Regulation

  The ability of IXCs to offer intrastate intraLATA toll services is subject to state regulation. Such competition is currently permitted in all of the Company's state jurisdictions that provide intraLATA toll services. The Virginia State Corporation Commission, issued an order permitting intraLATA toll competition in Virginia, beginning October 1, 1995. Increased competition from IXCs has resulted in a decline in several components of the telephone subsidiaries' toll service revenues.

  Presubscription for intraLATA toll services is also subject to state regulation. Currently, intraLATA toll calls are completed by the network services companies unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code. On October 10, 1995, the West Virginia Public Service Commission (WVPSC) issued an order directing the implementation of intraLATA equal access within eighteen months of the WVPSC's order. The Company filed a petition on October 20, 1995 requesting the WVPSC to vacate its order and defer making any decisions on intraLATA presubscription until such time as the Company is permitted to participate in the interLATA long-distance market, or, alternatively, until such time as it can be determined whether the telecommunications reform legislation will be enacted and signed into law.
State regulatory commissions in Pennsylvania, New Jersey, and Delaware have initiated proceedings to determine whether, and under what conditions, to authorize presubscription for intraLATA toll services. The telephone subsidiaries' ability to offset the impact of presubscription, if ordered, will depend, in part, upon the terms and conditions under which presubscription for intraLATA toll services may be authorized, as well as the telephone subsidiaries' ability to offer interLATA services. Implementation of presubscription for intraLATA toll services without the ability to offer interLATA services could have a material negative impact on toll service revenues.

---------------
Other Matters
---------------

 Environmental Issues

  The Company is subject to a number of environmental proceedings as a result of the operations of its subsidiaries and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which the Company's subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency or joined as third-party defendants in pending Superfund litigation. Such designation or joinder subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

 Subsequent Event - Sale of Business

  In October 1995, the Company sold its domestic computer maintenance subsidiary, Bell Atlantic Business Systems Services, Inc., and its interests in certain European computer maintenance operations for approximately $250 million in cash (subject to post-closing adjustments). The Company expects to record a small gain as a result of this disposition. This disposition is not expected to have a material impact on the Company's future net income.

---------------------
Financial Condition
---------------------

                                                    (Dollars in Millions)
                                                -----------------------------
For the Nine Months Ended September 30                1995         1994
--------------------------------------------------------------------------------
Cash Flows From (Used In):
  Operating Activities                              $2,916.2     $2,542.3
  Investing Activities                              (1,952.5)      (966.1)
  Financing Activities                              (1,008.9)    (1,496.2)
                                                ================================

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

 Cash Flows From Operating Activities

  The Company's primary source of funds continued to be cash generated from operations. Improved cash flows from operating activities during the first nine months of 1995 resulted principally from strong operating income growth.

 Cash Flows Used in Investing Activities

  Capital expenditures continued to be the primary use of capital resources in 1995. During the nine month period ended September 30, 1995, the Company invested $1,905.2 million in its telecommunications core business to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network.

  During the first nine months of 1995, the Company invested $352.2 million in joint ventures including a $271.6 million investment in PCS PrimeCo, primarily to fund the purchase of PCS licenses and $80.6 million invested in other domestic and international joint ventures.

  In connection with the July 1, 1995 formation of the BANM partnership, the Company received cash proceeds of $362.5 million from the sale of certain conflicted cellular properties.

  During the first quarter of 1995, the Company prefunded a trust with the purchase of $135.0 million in short-term investments for the purpose of compensating employees for vacation pay earned during 1994. Cash proceeds from the sale of these short-term investments amounted to $93.1 million at the end of September 1995.

  Cash proceeds from investing activities in the first nine months of 1995 also included approximately $151 million received in connection with a note receivable resulting from the sale of substantially all of the Company's lease financing business in 1994 and $87.0 million received in connection with a note receivable established with the formation of the BANM partnership.

  In October 1995, the Company received cash proceeds of approximately $250 million (subject to post-closing adjustments) from the disposition of its domestic computer maintenance subsidiary and its interests in certain European computer maintenance operations (see Note 5 to the Condensed Consolidated Financial Statements).

 Cash Flows Used in Financing Activities

  Dividend payments in the first nine months of 1995, as in prior years, were a significant use of capital resources. During 1995, the Company decreased its long-term debt by $158.2 million and increased its short-term borrowings by $82.7 million. Higher short-term borrowings were principally as a result of increased expenditures at the network services companies and the financing of investments in joint ventures.

  As of September 30, 1995, the Company and its subsidiaries had in excess of $2.1 billion of unused bank lines of credit. The Company and its telephone subsidiaries also have shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities.

  The Company's debt ratio was 57.1% at September 30, 1995 and 59.4% at December 31, 1994. The debt securities of Bell Atlantic's subsidiaries continue to be accorded high ratings by primary rating agencies.

  As a result of the formation of the BANM partnership, the Consolidated Balance Sheet at September 30, 1995 reflects significant changes due to the contribution of assets and liabilities to the partnership (see Note 3 to the Condensed Consolidated Financial Statements).

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

         Exhibit Number

         11  Computation of Per Common Share Earnings.
         12  Computation of Ratio of Earnings to Fixed Charges.
         27  Financial Data Schedule.

         (b) Report on Form 8-K filed during the quarter ended September 30, 1995:

         A Current Report on Form 8-K, dated July 20, 1995, was filed regarding the Company's second quarter 1995 financial results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION


Date: November 9, 1995             By /s/ William O. Albertini
                                      ------------------------
                                      William O. Albertini
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.