Form 10-K405
period 1995-12-31
BELL ATLANTIC CORP
filed 1996-03-28
CIK 732712

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

           (Mark one)

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                         Commission file number 1-8606

                           BELL ATLANTIC CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                    23-2259884
        (State of incorporation)                        (I.R.S. Employer
                                                       Identification No.)

            1717 ARCH STREET
       PHILADELPHIA, PENNSYLVANIA                             19103
 (Address of principal executive offices)                   (Zip Code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (215) 963-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                               WHICH REGISTERED
     -------------------                               ----------------

Common Stock, $1 par value...................      New York, Philadelphia,
                                                   Boston, Chicago and Pacific
                                                   Stock Exchanges

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

  At February 29, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $28,929,000,000.

  At February 29, 1996, 437,646,355 shares of the registrant's Common Stock were outstanding, after deducting 169,912 shares held in treasury.

 Documents incorporated by reference:

  Portions of the registrant's Annual Report to shareowners for the year ended December 31, 1995 (Part II).

  Portions of the registrant's Proxy Statement dated February 28, 1996 prepared in connection with the Annual Meeting of Shareowners (Part III).

                               TABLE OF CONTENTS

ITEM NO.                                                                                              PAGE
--------                                                                                              ----
                                                              PART I
 1.   Business................................................................................         1
 2.   Properties..............................................................................        13
 3.   Legal Proceedings.......................................................................        14
 4.   Submission of Matters to a Vote of Security Holders.....................................        15
 Executive Officers of the Registrant.........................................................        15

                                                              PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............        15
 6.   Selected Financial Data.................................................................        16
 7.   Management's Discussion and Analysis of Financial Condition and Results of  Operations..        16
 8.   Financial Statements and Supplementary Data.............................................        16
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....        16

                                                             PART III

10.   Directors and Executive Officers of the Registrant......................................        17
11.   Executive Compensation..................................................................        17
12.   Security Ownership of Certain Beneficial Owners and Management..........................        17
13.   Certain Relationships and Related Transactions..........................................        17

                                                              PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................        18




      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 25, 1996

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


      LINE OF BUSINESS RESTRICTIONS AND THE TELECOMMUNICATIONS ACT OF 1996

  The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE").

  The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the MFJ. In general, the Act includes provisions that would open the telephone subsidiaries' local exchange markets to competition and would permit local exchange carriers, such as the Company, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company and its subsidiaries to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

  With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, the Company is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. The Company has announced its plans to offer such services in several states. In addition, the Company's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

  Secondly, within the Company's geographic region, each of the telephone subsidiaries must demonstrate to the FCC that it has satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to connect to the telephone subsidiary's network. A telephone subsidiary must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

  The Act also imposes specific requirements on the telephone subsidiaries that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange access at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services for resale at wholesale prices; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

  No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.


                         THE NETWORK SERVICES COMPANIES

GENERAL

  The Network Services Companies presently serve a territory ("Territory") consisting of 19 Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which a Network Services Company has historically been permitted to provide telephone service.

  The Network Services Companies currently provide two basic types of telecommunications services. First, they transport telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). As permitted by the Plan, Bell Atlantic - New Jersey and Bell Atlantic - Pennsylvania also earn toll revenue from the provision of telecommunications service between LATAs ("interLATA service") in corridors between the cities (and certain surrounding counties) of
(i) New York, New York and Newark, New Jersey and (ii) Philadelphia, Pennsylvania and Camden, New Jersey. Second, the Network Services Companies provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA service to their customers. Bell Atlantic - Pennsylvania, Bell Atlantic - Delaware, Bell Atlantic - Maryland, Bell Atlantic
- West Virginia, Bell Atlantic - Virginia and Bell Atlantic - New Jersey also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service.

OPERATIONS

  Although the Network Services Companies remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters, during 1993 Bell Atlantic reorganized certain functions formerly performed by each of these companies into lines of business ("LOBs") organized across the Network Services Companies around specific market segments.

  The Consumer Services LOB markets communications services to residential customers within the Territory (11 million households and 29 million people). 1995 revenues generated by the Consumer Services LOB were approximately $4 billion, representing approximately 33% of the Network Services Companies' aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

  The Carrier Services LOB markets (i) switched and special access to the Network Services Companies' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1995 revenues generated by the Carrier Services market were approximately $2.6 billion, representing approximately 21% of the Network Services Companies' aggregate revenues. Approximately 93% of total Carrier Services revenues were derived from interexchange carriers; AT&T is the largest single customer. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

  The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines). The Small Business Services LOB has approximately 1.2 million small business customers in the Territory which in 1995 generated approximately $1.8 billion in revenues, representing approximately 15% of the Network Services Companies' aggregate revenues.

  The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines).
These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multi-media applications services. 1995 revenues from the Large Business Services LOB were approximately $1.6 billion, representing approximately 13% of the Network Services Companies' aggregate revenues.

  The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers. 1995 revenues from the Directory Services LOB were approximately $1.1 billion, representing approximately 9% of the Network Services Companies' aggregate revenues.

  The Public and Operator Services LOB markets pay telephone and operator services in the Territory to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls). 1995 revenues from the Public and Operator Services LOB were approximately $700 million, representing approximately 6% of the Network Services Companies' aggregate revenues.

  The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government. 1995 revenues from the Federal Systems LOB were approximately $400 million, representing approximately 3% of the Network Services Companies' aggregate revenues.

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


 Price Caps

  The price cap system, which became effective in 1991, (the "Prior Price Cap Plan") placed a cap on overall LEC prices for interstate access services which was modified annually, in inflation-adjusted terms, by a fixed percentage which was intended to reflect increases in productivity. The price cap level could also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. Under the Prior Price Cap Plan, the Company was required to share with customers in the form of prospective rate reductions a portion of its earnings above a certain authorized rate of return.

  In March 1995, the FCC approved an Interim Price Cap Plan ("Interim Plan") for interstate access charges, which became effective on August 1, 1995, and replaced the Prior Price Cap Plan.

  Under the Interim Plan, the Company's price cap index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provided for a reduction in the price cap index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

  In May 1995, the Company selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 1995 filing resulted in price decreases totaling approximately $305 million on an annual basis. These price decreases included the scheduled expiration of a temporary rate increase of approximately $98 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $207 million reduction resulted from compliance with the Interim Plan. The remaining 20% represented reductions that the Company was required to make under the Prior Price Cap Plan.

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

  The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price," if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value.

  The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.


STATE REGULATION OF RATES AND SERVICES

  The communications services of the Network Services Companies are subject to regulation by the public utility commissions in the jurisdictions in which they operate with respect to intrastate rates and services and certain other matters. For a discussion of regulatory proceedings regarding competition in the Network Services Companies' local exchange and intraLATA toll markets, see "Competition
- Local Exchange Services" and "Competition - IntraLATA Toll Services."


 Bell Atlantic -  New Jersey, Inc.

  The New Jersey Telecommunications Act of 1992 authorized the Board of Public Utilities ("BPU") to adopt alternative regulatory frameworks to address changes in technology and the structure of the telecommunications industry and to promote economic development. It also deregulated services which the BPU found to be competitive. Pursuant to that legislation, Bell Atlantic - New Jersey filed a Plan for Alternative Form of Regulation (the "New Jersey Plan"), which became effective with modifications required by the BPU in May 1993.

  The New Jersey Plan divides Bell Atlantic - New Jersey's services into Rate-Regulated Services and Competitive Services. Rate-Regulated Services are grouped in two categories:

     -"Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased in an amount limited to the prior year's increase in the Gross National Product-Price Index ("GNP-PI") less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are capped through December 1999. However, revenue neutral rate restructuring for Rate-Regulated Services, including Protected Services and basic residence service, is permitted.

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

  All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which the earnings are capped. Competitive Services are deregulated under the New Jersey Telecommunications Act. An appeal of the New Jersey Plan is pending.


 Bell Atlantic -  Pennsylvania, Inc.

  In July 1993, legislation was enacted in Pennsylvania which enabled Bell Atlantic - Pennsylvania to petition the Pennsylvania Public Utility Commission ("PPUC") to regulate Bell Atlantic - Pennsylvania under an alternative form of regulation. In October 1993, Bell Atlantic - Pennsylvania filed its petition and plan with the PPUC. In June 1994, the PPUC approved, with modifications, Bell Atlantic - Pennsylvania's Alternative Regulation Plan, (the "Pennsylvania Plan") which was accepted by Bell Atlantic - Pennsylvania in July 1994.

  The Pennsylvania Plan provides for a pure price cap plan with no sharing and replaces rate base rate of return regulation. The Pennsylvania Plan removes from price and earnings regulation certain competitive services, including directory advertising, billing service, Centrex service, paging, speed calling and repeat calling. All remaining noncompetitive services will be price regulated.

  Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93% will be permitted. Annual price decreases are required when the GDP-PI falls below 2.93%. Protected services revenues in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through December 31, 1999. However, revenue neutral rate restructuring for non-competitive services is permitted.

  The Pennsylvania Plan requires Bell Atlantic - Pennsylvania to propose a Lifeline service for residential customers on a revenue neutral basis. The Plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

  In July 1994, several parties filed appeals in the Pennsylvania Commonwealth Court regarding the PPUC's June 1994 order approving the Pennsylvania Plan. On December 22, 1995, the Commonwealth Court issued an opinion and order affirming in part and reversing, vacating and remanding in part the PPUC's decision. The Commonwealth Court: (i) vacated the PPUC's determination of the price cap formula and remanded to the PPUC for quantification of an "input price differential" (i.e., difference between the cost of Bell Atlantic - Pennsylvania's inputs and the U.S. economy's inputs); (ii) vacated and remanded for additional findings the PPUC's decision that directory advertising and billing services are "competitive" services; and (iii) reversed the PPUC's decision that paging, Centrex, speed calling, and repeat call are competitive. In all other respects, the PPUC's order was sustained. The PPUC and Bell Atlantic - Pennsylvania have filed petitions requesting that the Pennsylvania Supreme Court review the Pennsylvania Commonwealth Court's ruling. The Supreme Court is expected to decide whether to hear this appeal by the end of 1996. In the meantime, the filing of the PPUC's petition for review has the effect of automatically staying the Commonwealth Court's order.


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

     -that the prices of "Discretionary Services" (e.g., Identa Ring SM and Call
      Waiting) cannot increase more than 15% per year per service, after an initial one-year cap;

     -that the prices of "Competitive Services" (e.g., directory advertising and message toll service) will not be subject to tariff; and

     -that Bell Atlantic - Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission ("DPSC") during the fifth year of the plan.


 Bell Atlantic  - Washington, D.C., Inc.

  In January 1993, the District of Columbia Public Service Commission ("DCPSC") adopted a regulatory reform plan ("D.C. Reform Plan") for the intra-Washington, D.C. services of Bell Atlantic - Washington D.C. for a three-year trial period. The D.C. Reform Plan provides a banded rate of return of 100 basis points over or under the authorized return on equity (which was set at 11.45% in December
1993). Bell Atlantic - Washington D.C. is permitted to seek a rate increase if its return on equity falls below 10.45% and is required to share, through refunds, 50% of any earnings in excess of a return on equity of 12.45%.

  In January 1995, Bell Atlantic - Washington D.C. filed a petition with the DCPSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in 1996. In February 1996, Bell Atlantic - Washington D.C. signed a settlement agreement with the Office of People's Counsel to implement a four-year price cap plan to replace the D.C. Reform Plan. The settlement agreement, if approved, would: (1) introduce a four-year price cap plan effective 1/1/96 through 12/31/99; (2) divide services into three categories, basic, discretionary and competitive; (3) cap certain basic residence rates for the term of the plan and allow other basic rates to change with the rate of inflation minus 3%; (4) allow discretionary services rates to increase by 15% annually; (5) eliminate pricing regulation of competitive services; (6) reduce residential rates by $3.1 million in 1996; business rates by $2.2 million in 1997 and $3.2 million in 1998; and (7) establish a trust fund to wire public schools and libraries with Bell Atlantic integrated services digital network (ISDN) lines. The agreement is pending approval by the DCPSC.

 Bell Atlantic - Maryland, Inc.

  In January 1993, the Public Service Commission of Maryland ("MPSC") continued a regulatory reform plan (the "Reform Plan"), first adopted in 1990, for regulating the intrastate services provided by Bell Atlantic - Maryland. The Reform Plan provides for sharing of earnings on Other-Than-Competitive Services (e.g., basic business and residential dial-tone line and usage, pay telephone services, and intraLATA toll services) within a prescribed range (12.7% to 16.5% return on equity). Earnings on Competitive Services (e.g., Centrex intercom, and high capacity, special access and private line service) are not subject to rate of return limitation.

  In 1995, the Maryland General Assembly enacted legislation which permits the MPSC to regulate Bell Atlantic - Maryland by a method other than rate base rate of return regulation.

  In December 1995, Bell Atlantic - Maryland filed a proposed price cap plan with the MPSC. Under the plan, services would be divided into six categories:
Access, Basic-Residential, Basic-Other, Discretionary, Competitive and Co-Carrier. Rates for Access and Basic-Residential Services would be capped for a period of two years, and rates for Basic-Other Services would be capped for one year. After the cap period, rates for services in these three categories could then be increased or decreased annually under a formula that is based on changes in the rate of inflation (GDP-PI).

  The Office of People's Counsel, the MPSC Staff and MCI Telecommunications
(MCI) have also filed proposed price cap plans for regulating Bell Atlantic - Maryland. In addition, the Office of People's Counsel and the MPSC Staff have argued that Bell Atlantic - Maryland's rates should be reduced by $232 million and $97 million, respectively, while MCI has asked for an $85 million reduction in Bell Atlantic - Maryland's switched access rates. Bell Atlantic - Maryland has responded that its existing rates are reasonable and there is no basis to reduce them. All of these issues are being considered in a single evidentiary proceeding, which is expected to conclude by mid-year 1996.


 Bell Atlantic - Virginia, Inc.

  Under legislation passed in the 1993 session of the Virginia General Assembly, the Virginia State Corporation Commission ("VSCC") is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation. In February 1994, Bell Atlantic - Virginia filed a proposal to have its non-competitive services regulated on a price cap basis; competitive services would not be regulated.

  Following public hearings, the VSCC approved a new optional regulatory plan, effective January 1, 1995, which allows Bell Atlantic - Virginia to replace traditional cost-based regulation with a plan that relies on price constraints. The new plan, which eliminates regulation of profits, includes a temporary moratorium on rate increases for basic local telephone service until 2001, eliminates the monthly charge for Touch-Tone service and expands universal telephone service to the poor. In November 1994, Bell Atlantic - Virginia notified the VSCC of its election to participate in the new regulatory plan. Following an appeal, the new plan was upheld by the Virginia Supreme Court.


 Bell Atlantic - West Virginia, Inc.

  In December 1991, the West Virginia Public Service Commission ("WVPSC") approved an "Incentive Regulation Plan". The Incentive Regulation Plan continued the major provisions of the prior plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service. It also committed Bell Atlantic - West Virginia to invest $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure.

  In December 1994, the WVPSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. Bell Atlantic - West Virginia is committed to invest at least $375 million in its network over the five year period from 1995 through 1999.


COMPETITION

  Regulatory changes, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources.

 Local Exchange Services

  The ability to offer local exchange service has historically been subject to regulation by state public utility commissions. In 1994 and 1995, applications from competitors to provide and resell local exchange services were approved by the Maryland Public Service Commission and the Pennsylvania Public Utility Commission. In addition, applications from competitors to provide local exchange services are pending in Delaware, Maryland, New Jersey and Virginia. The Act is expected to significantly increase the level of competition in all of the telephone subsidiaries' local exchange markets. However, increased competition in the local exchange markets will facilitate FCC approval of the telephone subsidiaries' entry into the interLATA markets.

 IntraLATA Toll Services

  Competition to offer intrastate intraLATA toll services is currently permitted in all of the Company's state jurisdictions that provide intraLATA toll services. Increased competition from IXCs has resulted in a decline in several components of the telephone subsidiaries' toll service revenues.

  Currently, intraLATA toll calls in all of such jurisdictions are completed by the telephone subsidiaries unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code.

  In general, the Act prohibits a state from requiring presubscription or "dialing parity" until the earlier of such time as a BOC in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring a BOC to implement presubscription that was issued on or prior to December 19, 1995.

  During 1995, state regulatory commissions in Pennsylvania, New Jersey, West Virginia, Virginia and Delaware conducted proceedings to determine whether, and under what conditions, to authorize presubscription.

  On December 19, 1995, the Pennsylvania Public Utility Commission issued an order directing the implementation of presubscription within eighteen months of that order. However, the order stated that a reasonable effort should be made to coordinate implementation of presubscription with Bell Atlantic - Pennsylvania's entry into the interLATA market in Pennsylvania.

  In New Jersey, the Board of Public Utilities ("BPU") issued an order on December 14, 1995 finding that implementation of presubscription for intraLATA toll services in New Jersey would be in the public interest and proposed rules for implementation. The BPU is expected to issue final rules in the second quarter of 1996.

  In October 1995, the West Virginia Public Service Commission issued an order directing the implementation of presubscription within eighteen months of that order. Bell Atlantic - West Virginia has filed an appeal with the West Virginia Supreme Court.

  In Virginia, the State Corporation Commission issued an order on July 24, 1995 denying intraLATA toll presubscription.

  During 1995, proceedings in Delaware were suspended pending the outcome of the federal legislative process. On March 26, 1996, the Delaware Public Service Commission considered the issue of implementation of presubscription and deferred any decision for six months. A final decision is expected in the fourth quarter of 1996.


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


 Personal Communications Services

  Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Network Services Companies and to Bell Atlantic's cellular communications investments. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission.


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

                        DOMESTIC WIRELESS COMMUNICATIONS

  Through several joint ventures, the Company provides wireless communications services in the United States.

  Effective July 1, 1995, Bell Atlantic and NYNEX Corporation (NYNEX) combined substantially all of their domestic cellular and paging businesses and formed Bell Atlantic NYNEX Mobile, a partnership which provides wireless services to over 3.4 million customers in the Northeast, mid-Atlantic, Southeast and Southwest portions of the United States. Bell Atlantic NYNEX Mobile is a general partnership and is controlled equally by Bell Atlantic and NYNEX. Bell Atlantic owns an approximate 63% economic interest in Bell Atlantic NYNEX Mobile and accounts for its interest in the partnership under the equity method.

  In October 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc. formed two partnerships to provide nationwide wireless communications services. The first partnership was formed to participate in the FCC auctions for PCS licenses. In March 1995, this partnership was a successful bidder for licenses for spectrum to provide PCS services in the following markets:
Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu. The partnership paid $1.1 billion for these licenses. The second partnership was formed to develop a national brand and provide coordination and centralization of various functions for the companies' cellular and PCS businesses.


                       INTERNATIONAL WIRELESS INVESTMENTS

  Through purchases of stock in 1993 and 1994 totaling $1.04 billion, the Company acquired a 41.9% economic interest in Grupo Iusacell, S.A. de C.V., a leading telecommunications company in Mexico and the primary business of which is the provision of cellular telephone service.

  The Company also has telecommunications investments in Italy, Slovakia and the Czech Republic. These investments consist of joint ventures to build and operate cellular networks in these countries.


                       TELECOM CORPORATION OF NEW ZEALAND

  In 1990, wholly-owned New Zealand subsidiaries of the Company and Ameritech Corporation ("Ameritech") each purchased approximately 49% of the common shares of Telecom Corporation of New Zealand Limited ("TCNZ") for a purchase price of approximately $2.4 billion. Under the terms of the acquisition and subsequent agreements with the New Zealand government, the Company and Ameritech were required to sell equity interests in TCNZ such that their combined ownership would, within four years of the acquisition, be reduced to 49.9%. Through public and private sales during 1991 and 1993, the Company reduced its ownership interest in TCNZ to 24.8%, and, together with sales by Ameritech, completed its sell-down obligations.


                                 VIDEO SERVICES

  In October 1994, the Company, NYNEX and Pacific Telesis Group formed two partnerships to provide multimedia services. TELE-TV Media, L.P. will license, acquire and develop entertainment and information services. TELE-TV Systems, L.P. will provide the systems necessary to deliver these services over the partners' networks.


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


                                   EMPLOYEES

  As of December 31, 1995, the Company and its subsidiaries had approximately 61,800 employees. Approximately 70% of the employees of the Company and its subsidiaries are represented by unions. Of those so represented, approximately 80% are represented by the Communications Workers of America, and approximately 20% are represented by the International Brotherhood of Electrical Workers, which are both affiliated with the American Federation of Labor-Congress of Industrial Organizations.

ITEM 2.  PROPERTIES

                                    GENERAL

  The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment, 98% of which was held by the Network Services Companies in 1995 (94% in 1994), consisted of the following at December 31:

                             1995   1994
                             -----  -----
Central office equipment...    38%    36%
Cable, wiring and conduit..    37     36
Other equipment............    12     15
Land and buildings.........     9      9
Other......................     4      4
                             ----   ----
                              100%   100%
                             ====   ====

  "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Other equipment" consists of public telephone instruments and telephone equipment (including PBXs) used by the Network Services Companies in their operations, poles, furniture, office equipment, and vehicles and other work equipment. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements. In 1995, other equipment no longer includes cellular plant, which was entirely held by the Company's domestic cellular and paging businesses. Such equipment was contributed to the Bell Atlantic NYNEX Mobile partnership, which was formed on July 1, 1995, through the combination of substantially all of the domestic cellular and paging businesses of Bell Atlantic and NYNEX Corporation.

  The customers of the Network Services Companies are served by electronic switching systems that provide a wide variety of services. The Network Services Companies' network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1995, approximately 83% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

  The Network Services Companies have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures of the Network Services Companies were approximately $2.1 billion in 1993, $2.2 billion in 1994 and $2.4 billion in 1995. The total investment in plant, property and equipment was approximately $30.6 billion at December 31, 1993, $33.7 billion at December 31, 1994 and $33.6 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

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

  Effective in 1994, the Company and the other Regional Holding Companies agreed to discontinue sharing of new pre-Divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

  While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the financial position of the Company.


OTHER PENDING CASES

In January 1991, the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in several identical class action complaints. These complaints, which have been consolidated in a single proceeding in the United States District Court for the Eastern District of Pennsylvania and have subsequently been amended, allege that, during a class period from June 14, 1990 through January 22, 1991, the plaintiffs purchased shares of Bell Atlantic stock at inflated prices as a result of the defendants' alleged failure to disclose material information regarding certain aspects of the Company's financial performance and prospects. The trial court's earlier decision granting defendants' motion to dismiss this action was reversed by the United States Court of Appeals for the Third Circuit upon appeal by the plaintiffs. Discovery in this action is essentially complete and defendants expect to file a motion for summary judgment during the second quarter of 1996.

  While complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of the foregoing actions would not be material in amount to the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


                                 EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the Company's executive officers.
                                                                                                              Held
Name                                        Age                            Office                             Since
------------------------------------------  ---  -----------------------------------------------------------  -----
Raymond W. Smith..........................   58  Chairman of the Board and Chief Executive Officer             1989
Lawrence T. Babbio, Jr....................   51  Vice Chairman                                                 1995
James G. Cullen...........................   53  Vice Chairman                                                 1995
William O. Albertini......................   52  Executive Vice President and Chief Financial Officer          1995
P. Alan Bulliner..........................   52  Vice President - Corporate Secretary and  Counsel             1992
Patrick C. G. Coulter.....................   55  Vice President - Corporate Communications                     1995
John F. Gamba.............................   57  Senior Vice President - Corporate Resources                   1995
                                                  and Performance Assurance
Bruce S. Gordon...........................   50  Group President - Consumer and Small Business Services,       1993
                                                  Bell Atlantic Network Services, Inc.
Stuart C. Johnson.........................   53  Group President - Large Business and  Information Services,   1993
                                                  Bell Atlantic Network Services, Inc.
Thomas R. McKeough........................   49  Vice President - Mergers and Acquisitions and Associate       1994
                                                  General Counsel
Kevin P. Pennington.......................   39  Vice President - Human Resources                              1995
Doreen A. Toben...........................   46  Vice President - Finance and Controller                       1995
Ellen C. Wolf.............................   42  Vice President - Treasurer                                    1995
James R. Young............................   44  Vice President - General Counsel                              1992

  Prior to serving as an executive officer of the Company, each of the above officers, with the exception of Messrs. Coulter, Johnson, and Pennington, have held high level managerial positions with the Company or one of its subsidiaries for at least five years. Prior to joining the Company in 1995, Mr. Coulter was with Raytheon Company, serving as Director of Media Relations and Advertising (from 1991 to 1992) and Director of Corporate Communications (from 1992 to
1995). From 1987 until joining the Company in 1992, Mr. Johnson served as President, GTE-Contel Federal Sector for GTE Corporation. Prior to joining the Company in 1995, Mr. Pennington served as Executive Vice President-Corporate Services and Chief Administrative Officer at Clark U.S.A., Inc. (from 1993 to
1995) and as Vice President-Human Resources at Mercy Health System (from 1991 to
1993).

  Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.



                                 PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

  The principal market for trading in the common stock of Bell Atlantic Corporation is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1995, there were 932,705 shareowners of record.

  High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

                                     Market Price      Cash
                                   ----------------  Dividend
                                    High      Low    Declared
                                   -------  -------  --------

      1995:  First Quarter.......  $55 3/4  $48 3/8     $.70
             Second Quarter......   58 7/8   52          .70
             Third Quarter.......   61 7/8   54 7/8      .70
             Fourth Quarter......   68 7/8   59          .70

      1994:  First Quarter.......  $59 5/8  $51         $.69
             Second Quarter......   56 3/4   49          .69
             Third Quarter.......   58 3/8   52 1/4      .69
             Fourth Quarter......   53 1/4   48 3/8      .69

ITEM 6.   SELECTED FINANCIAL DATA

  The Selected Financial and Operating Data on page 4 of the Company's 1995 Annual Report to shareowners is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 11 through 20 of the Company's 1995 Annual Report to shareowners is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Accountants, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 21 through 45 of the Company's 1995 Annual Report to shareowners are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 1 through 6 of the Proxy Statement for the Company's 1996 Annual Meeting of Shareowners, which is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

  For information with respect to executive compensation, see "Executive Compensation" on pages 11 through 16, "Stock Performance" on page 18, and "Employment Agreements" on page 19 of the Proxy Statement for the Company's 1996 Annual Meeting of Shareowners, which are incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  For information with respect to the security ownership of the Directors and Executive Officers of the Company, see "Ownership of Bell Atlantic Common Stock" on page 17 of the Proxy Statement for the Company's 1996 Annual Meeting of Shareowners, which is incorporated herein by reference.


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

     (3)  Exhibits.

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

10c Bell Atlantic Personal Financial Services Program, as amended and restated as of July 1, 1995.*

10d Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of February 1, 1995. (Exhibit 10d to Form 10-K for the year ended December 31, 1994, File No. 1-8606.)*

10e Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10f Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10g Article V from Bell Atlantic Management Pension Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10j to Form SE dated March 26, 1992, File No. 1-8606.)*

10h Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of December 31, 1995.*

10i Bell Atlantic Deferred Compensation Plan, as amended and restated as of January 1, 1996.*

10j Bell Atlantic Stock Incentive Plan, as amended and restated as of January 1, 1996.*

             10j (i) Resolutions amending The Bell Atlantic 1985 Incentive Stock Option Plan, (Exhibit 10m(i) Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10k Bell Atlantic Retirement Plan for Outside Directors, as amended and restated, as of January 1, 1996.*

10l Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1996.*

10m          Bell Atlantic Corporation Directors' Charitable Giving Program.
             (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606.)*

             10m (i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993, File No. 1-8606.)*

10n Employment Agreement dated May 2, 1995 between the Company and Lawrence T. Babbio, Jr.*

10o Resolution dated January 24, 1994 granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10p Employment Agreement dated May 2, 1995 between the Company and James G. Cullen.*

10q Non-Compete and Proprietary Information Agreement dated August 9, 1993 among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson. (Exhibit 10w to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

11       Computation of Earnings Per Common Share.

12       Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Company's Annual Report to shareowners for the year ended December 31, 1995.

21       List of subsidiaries of Bell Atlantic.

23       Consent of Independent Accountants.

24       Powers of Attorney.

27       Financial Data Schedule.

99a Annual Report on Form 11-K for the Bell Atlantic Savings Plan for Salaried Employees for the year ended December 31, 1995. (To be filed by amendment.)

99b Annual report on Form 11-K for the Bell Atlantic Savings and Security Plan (Non-Salaried Employees) for the year ended December 31, 1995. (To be filed by amendment.)

*Indicates management contract or compensatory plan or arrangement.


       Shareowners may request a copy of the exhibits to this Annual Report on Form 10-K by writing to the Corporate Secretary, Bell Atlantic Corporation, 1717 Arch Street, Philadelphia, Pennsylvania 19103.

 (b)   Current Reports on Form 8-K filed during the quarter ended December 31,
1995:

       A Current Report on Form 8-K, dated October 19, 1995, was filed regarding the Company's third quarter 1995 financial results.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          BELL ATLANTIC CORPORATION

                                  By    /s/   William O. Albertini
                                    --------------------------------------
                                              William O. Albertini
                                            Executive Vice President
                                           and Chief Financial Officer

March 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                                                   +++++
Principal Executive Officer:                           +
 Raymond W. Smith               Chairman of the        +
                                Board and Chief        +
                                Executive Officer      +
                                                       +
Principal Financial Officer:                           +
 William O. Albertini           Executive Vice         +
                                President and Chief    +
                                Financial Officer      +
                                                       +
Principal Accounting Officer:                          +
 Doreen A. Toben                Vice President -       +
                                Finance and Controller +
                                                       +
Directors:                                             +
 William W. Adams                                      +++++    By    /s/   William O. Albertini
 William O. Albertini                                  +              --------------------------
 Lawrence T. Babbio, Jr.                               +                    William O. Albertini
 Thomas E. Bolger                                      +                    (individually and as
 Frank C. Carlucci                                     +                      attorney-in-fact)
 William G. Copeland                                   +                       March 27, 1996
 James G. Cullen                                       +
 James H. Gilliam, Jr.                                 +
 Thomas H. Kean                                        +
 John C. Marous, Jr.                                   +
 John F. Maypole                                       +
 Joseph Neubauer                                       +
 Thomas H. O'Brien                                     +
 Eckhard Pfeiffer                                      +
 Rozanne L. Ridgway                                    +
 Raymond W. Smith                                      +
 Shirley Young                                     +++++

                           BELL ATLANTIC CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                             Page Number
                                                           --------------------
                                                                       Annual
                                                           Form      Report to
                                                           10-K     Shareowners
                                                           ----     -----------

Report of Independent Accountants......................     F-2          21

Consolidated Statements of Operations-
 For the years ended December 31, 1995, 1994 and 1993..     --           22

Consolidated Balance Sheets-
 December 31, 1995 and 1994............................     --           23

Consolidated Statements of Cash Flows-
 For the years ended December 31, 1995, 1994 and 1993..     --           24

Notes to Consolidated Financial Statements.............     --          25-45

Schedule II--Valuation and Qualifying Accounts--
  For the years ended December 31, 1995, 1994 and
  1993.................................................     F-3          --



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Bell Atlantic Corporation

Our report on the consolidated financial statements of Bell Atlantic Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1995 Annual Report to shareowners of Bell Atlantic Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1996

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                             (DOLLARS IN MILLIONS)

                                                                               ADDITIONS
                                                                           --------------------
                                                                                     CHARGED TO
                                                            BALANCE AT     CHARGED     OTHER                         BALANCE
                                                            BEGINNING         TO      ACCOUNTS       DEDUCTIONS       AT END
DESCRIPTION                                                 OF PERIOD      EXPENSES   --NOTE(a)      --NOTE(b)      OF PERIOD
----------------------------------------------------------  ----------     --------  ----------      ----------     ---------
Allowance for Uncollectible
 Accounts Receivable:
  Year 1995...............................................      $188.9       $176.2      $203.5         $378.8        $189.8

  Year 1994...............................................      $192.6       $176.8      $197.8         $378.3        $188.9

  Year 1993...............................................      $170.4       $176.2      $163.7         $317.7        $192.6

Allowance for Uncollectible
 Finance Lease Receivables:
  Year 1995...............................................      $   --       $   --      $   --         $   --        $  --

  Year 1994...............................................      $ 48.9       $   .2      $   .7         $ 49.8        $  --

  Year 1993...............................................      $ 52.2       $ 25.1      $  9.5         $ 37.9        $ 48.9

Allowance for Obsolete
 Inventory:
  Year 1995...............................................      $ 18.3       $  3.6      $   .1         $ 20.2        $  1.8

  Year 1994...............................................      $ 18.3       $  5.0      $   --         $  5.0        $ 18.3

  Year 1993...............................................      $ 10.4       $  3.5      $ 11.8         $  7.4        $ 18.3

Valuation Allowance for
 Deferred Tax Assets:
  Year 1995...............................................      $ 22.4       $  1.8      $    --        $ 14.6        $  9.6

  Year 1994...............................................      $ 74.8       $  5.6      $    --        $ 58.0        $ 22.4

  Year 1993...............................................      $ 39.7(c)    $ 35.1      $    --        $   --        $ 74.8

Other Allowances (d):
  Year 1995...............................................      $ 10.8       $  2.1      $  5.6         $  6.3        $ 12.2

  Year 1994...............................................      $ 10.7       $  4.9      $    --        $  4.8        $ 10.8

  Year 1993...............................................      $ 21.7       $  4.7      $   .6         $ 16.3        $ 10.7

____________
(a) Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.
(b) Amounts written off as uncollectible or obsolete or transferred to other accounts (except for the valuation allowance for deferred tax assets). In 1995 and 1994, amounts include ending balances for businesses sold during the year.
(c) Represents the valuation allowance at implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.
(d) Other Allowances include allowances for notes receivable, obsolete equipment and allowances for probable losses incurred in the directory businesses arising in the normal course of operations.