Form 10-K/A
period 1995-12-31
BELL ATLANTIC CORP
filed 1996-04-29
CIK 732712

                                                     COMMISSION FILE NO. 1-8606
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

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

April 29, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------