Form 10-Q
period 1996-03-31
BELL ATLANTIC CORP
filed 1996-05-09
CIK 732712

________________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


                (Mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ____   _____

  At March 31, 1996, 437,676,716 shares of the registrant's Common Stock were outstanding, after deducting 139,551 shares held in treasury.

________________________________________________________________________________

                               TABLE OF CONTENTS

Item No.                                                               Page
- --------                                                               ----

     Part I. Financial Information

1. Financial Statements

     Condensed Consolidated Statements of Operations
      For the three months ended March 31, 1996 and 1995............      1

     Condensed Consolidated Balance Sheets
      March 31, 1996 and December 31, 1995..........................    2-3

     Condensed Consolidated Statements of Cash Flows
      For the three months ended March 31, 1996 and 1995............      4

     Notes to Condensed Consolidated Financial Statements...........    5-6

2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................   7-17

     Part II. Other Information

1. Legal Proceedings................................................     18

2. Changes in Securities............................................     18

6. Exhibits and Reports on Form 8-K.................................     18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                          Three months ended
                                                              March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
OPERATING REVENUES..................................   $  3,207.6    $  3,449.7
                                                       ----------    ----------

OPERATING EXPENSES
Employee costs, including benefits and taxes........        982.4       1,034.2
Depreciation and amortization.......................        628.9         667.7
Other...............................................        788.0         916.3
                                                       ----------    ----------
                                                          2,399.3       2,618.2
                                                       ----------    ----------

OPERATING INCOME....................................        808.3         831.5
Equity in Income (Loss) of Affiliates...............         71.6          (6.7)
Other Income (Expense), Net.........................         (2.3)          1.1
Interest Expense....................................        120.8         138.9
                                                       ----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES............        756.8         687.0
Provision for Income Taxes..........................        286.3         272.5
                                                       ----------    ----------

NET INCOME .........................................   $    470.5    $    414.5
                                                       ==========    ==========

PER COMMON SHARE
- ----------------
NET INCOME..........................................   $     1.07    $      .95
                                                       ==========    ==========

Cash Dividends Declared.............................   $      .72*   $      .70
                                                       ==========    ==========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)........        440.2         437.4
                                                       ==========    ==========

*Includes payment of $.005 per common share for redemption of rights under the Company's Shareholder Rights Plan.



           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------

                                                                 March 31,  December 31,
                                                                   1996         1995
                                                                 ---------  ------------
CURRENT ASSETS
Cash and cash equivalents.....................................   $    56.8  $      356.8
Short-term investments........................................       130.0            --
Accounts receivable, net of allowances of $192.0 and $189.8...     2,285.9       2,386.0
Inventories...................................................       135.5         132.8
Prepaid expenses..............................................       664.9         611.7
Other.........................................................       357.2         385.4
                                                                 ---------  ------------
                                                                   3,630.3       3,872.7
                                                                 ---------  ------------

PLANT, PROPERTY AND EQUIPMENT.................................    33,712.0      33,553.8
Less accumulated depreciation.................................    17,946.3      17,632.5
                                                                 ---------  ------------
                                                                  15,765.7      15,921.3
                                                                 ---------  ------------

INVESTMENTS IN AFFILIATES.....................................     3,070.6       2,950.5
OTHER ASSETS..................................................     1,342.0       1,412.3
                                                                 ---------  ------------
TOTAL ASSETS..................................................   $23,808.6  $   24,156.8
                                                                 =========  ============

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                                 March 31,  December 31,
                                                                   1996         1995
                                                                 ---------  ------------
CURRENT LIABILITIES
Debt maturing within one year.................................   $ 1,700.1  $    1,930.2
Accounts payable and accrued liabilities......................     2,657.3       2,723.5
Other.........................................................       731.7         719.3
                                                                 ---------  ------------
                                                                   5,089.1       5,373.0
                                                                 ---------  ------------

LONG-TERM DEBT................................................     6,164.5       6,407.2
                                                                 ---------  ------------

EMPLOYEE BENEFIT OBLIGATIONS..................................     3,856.8       3,841.3
                                                                 ---------  ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes.........................................     1,193.8       1,213.9
Unamortized investment tax credits............................       141.2         147.3
Other.........................................................       352.4         345.5
                                                                 ---------  ------------
                                                                   1,687.4       1,706.7
                                                                 ---------  ------------

PREFERRED STOCK OF SUBSIDIARY.................................       145.0         145.0
                                                                 ---------  ------------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value; none issued)....          --            --
Common stock ($1 par value; 437,816,267 shares and
 437,765,346 shares issued)...................................       437.8         437.8
 Contributed capital..........................................     5,510.5       5,506.4
Reinvested earnings...........................................     1,916.2       1,776.5
Foreign currency translation adjustment.......................      (493.3)       (515.9)
                                                                 ---------  ------------
                                                                   7,371.2       7,204.8
Less common stock in treasury, at cost........................         9.5           3.1
Less deferred compensation-employee stock ownership plans.....       495.9         518.1
                                                                 ---------  ------------
                                                                   6,865.8       6,683.6
                                                                 ---------  ------------

TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.................   $23,808.6     $24,156.8
                                                                 =========  ============

           See Notes To Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                                                   Three months ended
                                                                                       March 31,
                                                                                ------------------------
                                                                                   1996          1995
                                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................................   $    470.5    $    414.5
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..............................................        628.9         667.7
  Equity in (income) loss of affiliates......................................        (71.6)          6.7
  Dividends received from affiliates.........................................         29.6           3.9
  Other items, net...........................................................         16.7          19.7
  Changes in certain assets and liabilities, net of effects from
    acquisition/disposition of businesses....................................         95.9         (74.6)
                                                                                ----------    ----------
Net cash provided by operating activities....................................      1,170.0       1,037.9
                                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.........................................       (130.0)       (135.0)
Additions to plant, property and equipment...................................       (459.4)       (808.9)
Proceeds from sale of plant, property and equipment..........................           .2            .2
Investment in notes receivable and preferred stock...........................          (.3)           --
Proceeds from notes receivable...............................................         33.5         100.4
Acquisition of businesses, less cash acquired................................         (2.2)        (25.0)
Investment in joint ventures.................................................        (64.3)        (85.1)
Other, net...................................................................         18.8            .5
                                                                                ----------    ----------
Net cash used in investing activities........................................       (603.7)       (952.9)
                                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.....................................................           --           1.5
Principal repayments of borrowings and capital lease obligations.............        (84.5)       (123.1)
Net change in short-term borrowings with original
  maturities of three months or less.........................................       (381.7)        285.8
Dividends paid...............................................................       (306.5)       (301.0)
Proceeds from sale of common stock...........................................         43.5          12.6
Purchase of common stock for treasury........................................        (66.3)         (5.6)
Net change in outstanding checks drawn on controlled disbursement accounts...        (70.8)        (39.5)
                                                                                ----------    ----------
Net cash used in financing activities........................................       (866.3)       (169.3)
                                                                                ----------    ----------
(DECREASE) IN CASH AND CASH EQUIVALENTS......................................       (300.0)        (84.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................        356.8         142.9
                                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................   $     56.8    $     58.6
                                                                                ==========    ==========


           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic Corporation (Bell Atlantic or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Shareowners' Investment
     -----------------------

                                                                        (Dollars in Millions)
                                           ------------------------------------------------------------------------
                                                                               Foreign
                                                                               Currency                  Deferred
                                           Common   Contributed  Reinvested   Translation   Treasury   Compensation
                                            Stock     Capital     Earnings     Adjustment    Stock         ESOPs
                                           ------   ----------   ----------   -----------   --------   ------------
Balance, December 31, 1995.............    $437.8   $  5,506.4   $  1,776.5   $    (515.9)  $    3.1   $      518.1
Net income.............................                               470.5
Dividends declared on common stock
 and redemption of stock rights........                              (315.2)
Purchase of common stock for
 treasury..............................                                                         66.3
Common stock issued:
 Employee plans........................        --          2.5        (16.5)                   (59.9)
 Shareowner plans......................        --          1.6
Foreign currency translation
 adjustment, net.......................                                              22.6
Reduction of ESOP obligations..........                                                                       (22.2)
Tax benefit of dividends
 paid to ESOPs.........................                                 2.0
Other..................................                                (1.1)
                                           ------   ----------   ----------   -----------   --------   ------------
Balance, March 31, 1996................    $437.8   $  5,510.5   $  1,916.2   $    (493.3)  $    9.5   $      495.9
                                           ======   ==========   ==========   ===========   ========   ============

     During the three months ended March 31, 1996, the Company issued approximately 27,000 shares of common stock for employee plans and approximately 24,000 shares of common stock for shareowner plans. During the same period, the Company also repurchased approximately 944,000 shares of its common stock for treasury, and distributed approximately 867,000 treasury shares for employee plans.

     On January 23, 1996, the Board of Directors adopted a resolution ordering the redemption of all Rights granted under the Company's Shareholder Rights Plan, approved by the Board in 1989. Shareholders of record as of April 10, 1996 were paid the redemption price of $.01 per Right ($.005 per share as a result of a two-for-one stock split declared on March 16, 1990) on May 1, 1996.

3.   Formation of Wireless Partnership
     ---------------------------------

     Effective July 1, 1995, Bell Atlantic and NYNEX Corporation (NYNEX) completed the combination of substantially all of their domestic cellular and paging businesses and the formation of a partnership, Bell Atlantic NYNEX Mobile, which owns and operates such businesses. Bell Atlantic NYNEX Mobile operates as a general partnership and is controlled equally by Bell Atlantic and NYNEX. Bell Atlantic owns an approximate 62% equity interest in Bell Atlantic NYNEX Mobile. The Company accounts for its interest in the partnership under the equity method.

     Revenues and expenses of the Company's domestic cellular and paging businesses reflected in the financial statements for the period prior to the formation of the partnership are as follows:

                                                              Three months
                                                             ended March 31,
                                                             ---------------
(Dollars in Millions)                                             1995
- --------------------------------------------------------------------------------
   Operating revenues........................................    $292.2

   Operating expenses........................................     258.0
                                                               -----------
   Operating income..........................................      34.2

   Equity in income of unconsolidated affiliates.............       7.5
   Other income, net.........................................        .6

   Interest expense..........................................       6.5
                                                               -----------
   Income before income taxes................................    $ 35.8
                                                               ===========

4.   Long-Term Debt - Bell Atlantic Financial Services, Inc.
     -------------------------------------------------------

     Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $691.3 million at March 31, 1996) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the condensed consolidated financial statements of Bell Atlantic was approximately $4.3 billion at March 31, 1996.

5.   Reclassifications
     -----------------

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

6.   Subsequent Event - Proposed Bell Atlantic-NYNEX Merger
     ------------------------------------------------------

     On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

- ----------------------------------------
Results of Operations
- ----------------------------------------

     Net income for the three month period ended March 31, 1996 was $470.5 million or $1.07 per share compared to $414.5 million or $.95 per share for the same period in 1995.

     As a result of the formation of the Bell Atlantic NYNEX Mobile partnership, effective July 1, 1995, the Company discontinued consolidation of the domestic cellular and paging operations contributed to the partnership. The Company's investment in the partnership is accounted for under the equity method. Under this method, the Company's proportionate share of the partnership's pretax income is included in Equity in Income of Affiliates. The Consolidated Statements of Operations continue to reflect the results of Bell Atlantic's domestic cellular and paging businesses on a consolidated basis for all periods prior to July 1, 1995.

     Revenues and expenses of the Company's domestic cellular and paging businesses reflected in the financial statements for periods prior to the formation of the partnership are provided in Note 3 to the Condensed Consolidated Financial Statements.

     To facilitate the comparison of financial results for purposes of the Management's Discussion and Analysis, the net revenues and expenses of the Company's domestic cellular and paging operations prior to July 1, 1995 are classified in the statements of operations below as a component of Equity in Income of Affiliates.

                                                     (Dollars in Millions)
                                               ---------------------------------
For the Three Month Period Ended March 31                1996       1995
- --------------------------------------------------------------------------------
OPERATING REVENUES
Transport Services
  Local service                                        $1,139.7   $1,087.2
  Network access                                          877.9      820.9
  Toll service                                            369.6      367.0
Ancillary Services
  Directory publishing                                    286.2      276.0
  Other                                                   131.6      136.8
Value-added Services                                      371.9      326.7
Other Services                                             30.7      156.3
                                               ---------------------------------
                                                        3,207.6    3,170.9
                                               ---------------------------------

OPERATING EXPENSES
 Employee costs                                           982.4      990.9
 Depreciation and amortization                            628.9      628.7
 Other                                                    788.0      754.0
                                               ---------------------------------
                                                        2,399.3    2,373.6
                                               ---------------------------------
OPERATING INCOME                                          808.3      797.3

Equity in Income of Affiliates                             71.6       21.6
Other Income (Expense), Net                                (2.3)        .5
Interest  Expense                                         120.8      132.4
                                               ---------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                  756.8      687.0
Provision for Income Taxes                                286.3      272.5
                                               ---------------------------------
NET INCOME                                             $  470.5   $  414.5
                                               =================================


For the three month period ended March 31, 1995, previously eliminated intercompany transactions aggregating $13.4 million are added back to both operating revenues and operating expenses.

     In October 1995, the Company sold its domestic computer maintenance subsidiary. Total operating revenues and expenses related to this business were approximately $124 million and $118 million, respectively, for the three month period ended March 31, 1995 and approximately $402 million and $392 million, respectively, for the year ended December 31, 1995.

     Other items affecting the comparison of the above operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.

- ----------------------------------------
Transport Services Operating Statistics
- ----------------------------------------

                                                                                 Percentage
                                                           1996    1995       Increase (Decrease)
- -----------------------------------------------------------------------------------------------------
At March 31
- -----------
Access Lines in Service (In thousands)
Residence                                                12,747  12,413                 2.7%
Business                                                  7,011   6,663                 5.2
Public                                                      275     278                (1.1)
                                                     -------------------------
                                                         20,033  19,354                 3.5
                                                     =========================

                                                           1996    1995       Percentage Increase
- -----------------------------------------------------------------------------------------------------
For the Three Month Period Ended March 31
- -----------------------------------------
Access Minutes of Use (In millions)
Interstate                                               16,128  14,616                10.3%
Intrastate                                                4,573   3,756                21.8
                                                     -------------------------
                                                         20,701  18,372                12.7
                                                     =========================
Toll Messages (In millions)
Intrastate                                                854.2   793.5                 7.6%
Interstate                                                 42.6    40.5                 5.2
                                                     -------------------------
                                                          896.8   834.0                 7.5
                                                     =========================

- ----------------------------------------
Operating Revenues
- ----------------------------------------
 (Dollars in Millions)

Local Service Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                     $52.5    4.8%
- --------------------------------------------------------------------------------
     Local service revenues are earned by the operating telephone subsidiaries from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 3.5% from March 31, 1995, reflecting higher demand for business and second residential lines.

Network Access Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                     $57.0    6.9%
- --------------------------------------------------------------------------------
     Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

     Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 12.7% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under Federal Communications Commission's (FCC) Price Cap Plans.

     The net effect of price reductions is expected to have a larger negative impact on reported revenues, relative to the same period last year, in the second quarter of 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of the Company's proposed FCC price cap filing, which would become effective during the third quarter of 1996.

Toll Service Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                     $2.6      .7%
- --------------------------------------------------------------------------------
     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company's telephone subsidiaries, commonly referred to as Local Access and Transport Areas
("LATAs"). Other toll services include 800 services, Wide Area Telephone Service
(WATS), and corridor services (between Northern New Jersey and New York City and between Southern New Jersey and Philadelphia).

     The increase in toll service revenues was caused by increased network usage, partially attributable to severe winter storms in early 1996. Toll message volumes increased by 7.5% over the first quarter of 1995. Revenue growth from volume increases was substantially offset by company-initiated price reductions on certain toll services. Volume growth continues to be negatively impacted by increased competition throughout the region for intraLATA toll, WATS and private line services.

     The Company expects that competition for toll services will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

Directory Publishing Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                     $10.2    3.7%
- --------------------------------------------------------------------------------
     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories published throughout the region. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services. Volume growth continues to be negatively impacted by competition from other directory companies, as well as other advertising media.

Other Ancillary Services Revenues

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 First Quarter                     $(5.2)  (3.8)%
- --------------------------------------------------------------------------------
     Other ancillary services include systems integration services, billing and collection services provided to IXCs, customer premises equipment distribution, facilities rental services, and video services.

     Other ancillary services revenues declined in the first quarter of 1996 due to a reduction in billing and collection services principally as a result of the elimination of certain services from a contract with an IXC. Revenues in 1996 were also negatively impacted by the timing of certain contracts for systems integration services with the federal government.

     Higher demand for customer premises equipment distribution services and increases in the number of new contracts for systems integration services with business customers continued to provide positive revenue growth for the Company during the first quarter of 1996.

Value-added Services Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                   $45.2        13.8%
- --------------------------------------------------------------------------------
     Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

     The increase in value-added services revenues during the first quarter of 1996 was primarily attributable to continued growth in network customer base and higher demand for certain central office and voice messaging services.

Other Services Revenues

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 First Quarter               $(125.6)          (80.4)%
- --------------------------------------------------------------------------------
     Other services include revenues from the Company's computer maintenance, telecommunications consulting and real estate businesses.

     The decline in other services revenues was caused principally by the disposition of the Company's domestic computer maintenance subsidiary in October 1995.

- ----------------------------------------
Operating Expenses
- ----------------------------------------
 (Dollars in Millions)

Employee Costs

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 First Quarter                 $(8.5)          (.9)%
- --------------------------------------------------------------------------------
     Employee costs consist of salaries, wages, and other employee compensation, employee benefits and payroll taxes.

     Employee costs at the network operations subsidiaries increased in the first quarter of 1996 by $35.8 million or 4.1%, compared with the same period in 1995. Employee costs at the Company's nonregulated subsidiaries decreased by $44.3 million or 41.1% in the first quarter of 1996 over the corresponding period in 1995.

     The increase in employee costs at the network operations subsidiaries was primarily due to annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally attributable to unusually severe weather conditions in the first quarter of 1996. These cost increases were partially offset by savings associated with lower work force levels in 1996.

     Lower employee costs at the nonregulated subsidiaries in the first three months of 1996 were due to a reduction in work force levels resulting primarily from the disposition of the Company's domestic computer maintenance subsidiary in the fourth quarter of 1995.

Depreciation and Amortization

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                     $.2        .03%
- --------------------------------------------------------------------------------
     Depreciation and amortization expense at the network operations subsidiaries for the first quarter of 1996 increased $11.1 million or 1.8%, compared with the same period in 1995, principally due to growth in depreciable telephone plant and changes in plant composition. This increase was somewhat offset by lower rates of depreciation. The composite depreciation rate for the network operations subsidiaries in the first quarter of 1996 was 7.7%, compared to 7.8% for the three month period ended March 31, 1995.

     Depreciation and amortization expense at the nonregulated subsidiaries decreased by $10.9 million or 53.2%, as compared to the corresponding three month period of the prior year. The decrease was due primarily to a reduction in depreciable assets resulting from the disposition of the Company's domestic computer maintenance business.

Other Operating Expenses

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                    $34.0     4.5%
- --------------------------------------------------------------------------------
     Other operating expenses consist primarily of contract services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely due to the timing of telephone network software purchases and additional costs incurred at the network operations subsidiaries to enhance billing and operating systems, consolidate work activities and market value-added services.

     These cost increases were partially offset by lower expenses incurred at the Company's nonregulated subsidiaries, principally attributable to the effect of the disposition of the Company's domestic computer maintenance subsidiary.

Equity in Income of Affiliates

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                         $50.0
- --------------------------------------------------------------------------------
     Equity in income of affiliates includes equity income and losses and goodwill amortization related to the Company's investments in unconsolidated businesses. For comparative purposes, the domestic cellular and paging businesses for periods prior to July 1, 1995 are presented as though accounted for under the equity method.

     Equity in income from the Company's investment in domestic cellular and paging businesses for the first quarter of 1996 was $77.4 million, compared to $35.8 million for the same period last year. This increase was driven by strong revenue growth resulting primarily from an annual growth rate of almost 42% in the cellular subscriber base.

     In the first quarter of 1996, improved operating results from the Company's investment in Telecom Corporation of New Zealand Limited and the positive effect of changes in the Mexican peso exchange rate related to certain components of the Company's investment in Grupo Iusacell, S.A. de C.V. also contributed to the increase in equity in income of affiliates. It is expected that the Company's equity in income (loss) of Iusacell will continue to be subject to changes in the peso exchange rate.

     These increases were partially offset by higher equity losses associated with the Company's investment in a multimedia joint venture, TELE-TV; a personal communications services joint venture, PrimeCo Personal Communications L.P.; and an international wireless joint venture, Omnitel-Pronto Italia.

Other Income (Expense), Net

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 First Quarter                         $(2.8)
- --------------------------------------------------------------------------------
     Other income (expense), net, consists primarily of interest and dividend income, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

     The change in other income (expense) was caused principally by a reduction in interest income.

Interest Expense

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 First Quarter                $(11.6)          (8.8)%
- --------------------------------------------------------------------------------
     Lower levels of borrowings and lower interest rates on refinanced long-term debt contributed to the reduction in the Company's interest expense during the first quarter of 1996.

Provision for Income Taxes

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 First Quarter                   $13.8        5.1%
- --------------------------------------------------------------------------------

Effective Income Tax Rates

 For the Three Months Ended March 31
- --------------------------------------------------------------------------------
  1996                                  37.8%
- --------------------------------------------------------------------------------
  1995                                  39.7%
- --------------------------------------------------------------------------------
     The lower effective income tax rate in the first quarter of 1996, as compared to the same period in 1995, was principally due to certain foreign operations, which reduced consolidated pretax income without providing corresponding tax benefits in the first quarter of 1995. The first quarter 1996 effective income tax rate was also reduced by the effect of a decrease in the Pennsylvania state income tax rate, which was implemented in the second quarter of 1995.

- ----------------------------------------
Factors That May Impact Future Results
- ----------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the telephone subsidiaries' local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company and its subsidiaries to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

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

     The Act also imposes specific requirements on the telephone subsidiaries that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

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

Competition

   IntraLATA Toll Services

     Competition to offer intrastate intraLATA toll services is currently permitted in all of the Company's state jurisdictions where the telephone subsidiaries provide intraLATA toll services. Increased competition from IXCs has resulted in a decline in several components of the telephone subsidiaries' toll service revenues.

     Currently, intraLATA toll calls in all of such jurisdictions are completed by the telephone subsidiaries unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using another carrier without having to dial the five-digit access code.

     In general, the Act prohibits a state from requiring presubscription or "dialing parity" until the earlier of such time as a local exchange carrier in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order for presubscription that was issued on or prior to December 19, 1995.

     During 1995, state regulatory commissions in Pennsylvania and West Virginia ordered the telephone subsidiaries in those states to provide intraLATA presubscription within eighteen months of the orders. However, the order in Pennsylvania, dated December 14, 1995, stated that a reasonable effort should be made to coordinate implementation of presubscription with Bell Atlantic - Pennsylvania's entry into the interLATA market in Pennsylvania. Bell Atlantic - West Virginia has filed an appeal of its presubscription order with the West Virginia Supreme Court.

     In New Jersey, the Board of Public Utilities (BPU) issued an order on December 14, 1995 finding that implementation of presubscription for intraLATA toll services in New Jersey would be in the public interest and proposed rules for implementation. The BPU is expected to issue final rules in the second quarter of 1996. On March 26, 1996, the Delaware Public Service Commission
(DPSC) considered the issue of implementation of presubscription and deferred any decision for six months. A final decision by the DPSC is expected in the fourth quarter of 1996. Bell Atlantic also expects to offer intraLATA presubscription in its other state jurisdictions coincident with its offering of in-region long distance service, as required by the Act.

     Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the telephone subsidiaries are not permitted contemporaneously to offer interLATA services. The telephone subsidiaries' ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

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

FCC Interim Price Cap Plan

     On April 2, 1996, the Company filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, the Company selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases totaling approximately $18 million on an annual basis, which would become effective
July 1, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied the Company's petition.

     By the end of 1996, the Company expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

Other State Regulatory Matters

     In response to a proposed price cap plan filed by Bell Atlantic - Maryland in December 1995, MCI Telecommunications, the Maryland Public Service Commission Staff and the Office of People's Counsel, argued that Bell Atlantic - Maryland's rates should be reduced by $85 million, over $100 million, and over $200 million, respectively. Bell Atlantic - Maryland has responded that its existing rates are reasonable and there is no basis to reduce them. All of these issues are being considered in a single evidentiary proceeding, which is expected to conclude by mid-year 1996.

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

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific situations where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

Subsequent Event - Proposed  Bell Atlantic - NYNEX Merger

     On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

     It is expected that the new combined company will recognize recurring expense savings of approximately $600 million annually by the third year following the closing as a result of consolidating operating systems and other administrative functions and reducing work force levels. Of these savings, $300 million are expected to be achieved in the first year following the closing with an additional $150 million in each of the two succeeding years. Transition and integration charges of approximately $500 million are anticipated in the first year following the completion of the merger. An additional $200 million to $400 million in charges are anticipated over the two succeeding years. Annual capital expenditures for the new combined company should reflect approximately $250 million to $300 million of incremental purchasing efficiencies.

     Information contained above with respect to the expected financial impact of the proposed merger is forward-looking. These statements represent the companies' reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: materially adverse changes in economic conditions in the markets served by the companies; substantial delay in the expected closing of the merger; and a significant change in the timing of when the companies expect to be permitted to offer long distance services within their regions.

- ----------------------------------------
Financial Condition
- ----------------------------------------

                                                     (Dollars in Millions)
                                               ---------------------------------
For the Three Months Ended March 31                 1996               1995
- --------------------------------------------------------------------------------
Cash Flows From (Used In):
  Operating Activities                           $1,170.0           $1,037.9
  Investing Activities                             (603.7)            (952.9)
  Financing Activities                             (866.3)            (169.3)
                                               =================================

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

     In its definitive merger agreement with NYNEX, Bell Atlantic agreed, pending closing of the merger, that its quarterly dividend payments will not exceed $.72 per share through the February 1, 1997 payment date and $.74 per share beginning with the May 1, 1997 payment date. The initial annual dividend of the combined company is expected to be $2.36 per share. The exact amount of future dividend payments will be determined by the boards of directors of the respective companies.

     The use of derivatives by the Company is limited to managing risk that could endanger the financing and operating flexibility of the Company, making cash flows more stable over the long run, and achieving savings over traditional means of financing. Derivative agreements are tied to a specific liability or asset and hedge the related economic exposures. The use of these hedging agreements has not had a material impact on the Company's financial condition or results of operations. The Company does not use derivatives for trading purposes.

   Cash Flows From Operating Activities

     The Company's primary source of funds continued to be cash generated from operations. Improved cash flows from operating activities during the first three months of 1996 resulted principally from improved accounts receivable collections and timing differences in the payment of accounts payable.

   Cash Flows Used in Investing Activities

     Capital expenditures continued to be the primary use of capital resources in 1996. During the three month period ended March 31, 1996, the Company invested approximately $440 million, as compared to approximately $730 million in the first quarter of 1995, in its network core businesses to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. The reduction in telephone plant additions in the first quarter of 1996 is principally due to the timing of construction plans.

     During the first quarter of 1996 and 1995, the Company prefunded a trust with the purchase of approximately $130 million and $135 million, respectively, in short-term investments for the purpose of compensating employees for vacation pay earned during the prior year.

     Cash investing activities during the first three months of 1996 also included additional investments of approximately $22 million in Omnitel-Pronto Italia and approximately $20 million in PrimeCo Personal Communications L.P.

   Cash Flows Used in Financing Activities

     Dividend payments in the first quarter of 1996 continued to be a significant use of capital resources. During 1996, the Company also decreased its long-term debt (including capital lease obligations) and short-term borrowings by $472.8 million.

     As of March 31, 1996, the Company and its subsidiaries had in excess of $2.2 billion of unused bank lines of credit. The Company and its telephone subsidiaries also have shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities.

     The Company's debt ratio was 53.4% at March 31, 1996 and 55.5% at December 31, 1995. The debt securities of Bell Atlantic's subsidiaries continue to be accorded high ratings by primary rating agencies.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 2.  Changes in Securities
         ---------------------

         On January 23, 1996, the Board of Directors adopted a resolution ordering the redemption of all Rights granted under the Company's Shareholder Rights Plan, approved by the Board in 1989. Shareholders of record as of April 10, 1996 were paid the redemption price of $.01 per Right ($.005 per share as a result of a two-for-one stock split declared on March 16, 1990) on May 1, 1996.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

         Exhibit Number

         11  Computation of Per Common Share Earnings.
         12  Computation of Ratio of Earnings to Fixed Charges.
         27  Financial Data Schedule.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:

         A Current Report on Form 8-K, dated January 23, 1996, was filed regarding the Company's 1995 financial results.

         A Current Report on Form 8-K, dated January 23, 1996, was filed regarding the redemption of all rights granted under the Company's Shareholder Rights Plan.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION


Date: May 8, 1996                 By  /s/ William O. Albertini
                                      ------------------------
                                      William O. Albertini
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.