Form 10-Q
period 1996-06-30
BELL ATLANTIC CORP
filed 1996-08-09
CIK 732712

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


            (Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996

                                      OR

         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ____   ____

  At June 30, 1996, 437,771,463 shares of the registrant's Common Stock were outstanding, after deducting 44,804 shares held in treasury.

________________________________________________________________________________

                               TABLE OF CONTENTS


Item No.                                                               Page
- --------                                                               ----

  Part I. Financial Information

1.  Financial Statements

      Condensed Consolidated Statements of Operations
        For the three and six months ended June 30, 1996 and 1995.....   2-3

      Condensed Consolidated Balance Sheets
        June 30, 1996 and December 31, 1995...........................   4-5

      Condensed Consolidated Statements of Cash Flows
        For the six months ended June 30, 1996 and 1995...............     6

      Notes to Condensed Consolidated Financial Statements............   7-8

2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................  9-19

  Part II. Other Information

1.  Legal Proceedings.................................................    20

4.  Submission of Matters to a Vote of Security Holders...............    20

6.  Exhibits and Reports on Form 8-K..................................    21


                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                     Three months ended
                                                           June 30,
                                                    ----------------------
                                                      1996         1995
                                                    ---------    ---------
OPERATING REVENUES...............................   $ 3,259.5    $ 3,564.5
                                                    ---------    ---------

OPERATING EXPENSES
Employee costs, including benefits and taxes.....       981.8      1,060.7
Depreciation and amortization....................       638.8        681.7
Other............................................       837.8        979.1
                                                    ---------    ---------
                                                      2,458.4      2,721.5
                                                    ---------    ---------

OPERATING INCOME.................................       801.1        843.0
Equity in Income of Affiliates...................        94.3         22.5
Other Income (Expense), Net......................        (2.1)         5.8
Interest Expense.................................       119.8        147.7
                                                    ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES.........       773.5        723.6
Provision for Income Taxes.......................       279.2        276.5
                                                    ---------    ---------

NET INCOME ......................................   $   494.3    $   447.1
                                                    =========    =========

PER COMMON SHARE
- ----------------
NET INCOME.......................................   $    1.12    $    1.02
                                                    =========    =========

Cash Dividends Declared..........................   $     .72    $     .70
                                                    =========    =========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions).....       439.6        437.7
                                                    =========    =========



           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                       Six months ended
                                                            June 30,
                                                    ----------------------
                                                      1996          1995
                                                    ---------    ---------
OPERATING REVENUES................................  $ 6,467.1    $ 7,014.2
                                                    ---------    ---------

OPERATING EXPENSES
Employee costs, including benefits and taxes......    1,964.2      2,094.9
Depreciation and amortization.....................    1,267.7      1,349.4
Other.............................................    1,625.8      1,895.4
                                                    ---------    ---------
                                                      4,857.7      5,339.7
                                                    ---------    ---------

OPERATING INCOME..................................    1,609.4      1,674.5
Equity in Income of Affiliates....................      165.9         15.8
Other Income (Expense), Net.......................       (4.4)         6.9
Interest Expense..................................      240.6        286.6
                                                    ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES..........    1,530.3      1,410.6
Provision for Income Taxes........................      565.5        549.0
                                                    ---------    ---------

NET INCOME .......................................  $   964.8    $   861.6
                                                    =========    =========

PER COMMON SHARE
- ----------------
NET INCOME........................................  $    2.19    $    1.97
                                                    =========    =========

Cash Dividends Declared...........................  $    1.44*   $    1.40
                                                    =========    =========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)......      439.9        437.6
                                                    =========    =========

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

           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------


                                                                      June 30,     December 31,
                                                                        1996          1995
                                                                      ---------    ------------
CURRENT ASSETS
Cash and cash equivalents.......................................      $    63.7    $      356.8
Short-term investments..........................................           97.5              --
Accounts receivable, net of allowances of $200.5 and $189.8.....        2,352.7         2,386.0
Inventories.....................................................          146.4           132.8
Prepaid expenses................................................          670.4           611.7
Other...........................................................          304.3           385.4
                                                                      ---------    ------------
                                                                        3,635.0         3,872.7
                                                                      ---------    ------------

PLANT, PROPERTY AND EQUIPMENT...................................       33,916.3        33,553.8
Less accumulated depreciation...................................       18,272.5        17,632.5
                                                                      ---------    ------------
                                                                       15,643.8        15,921.3
                                                                      ---------    ------------

INVESTMENTS IN AFFILIATES.......................................        3,201.9         2,950.5
OTHER ASSETS....................................................        1,315.0         1,412.3
                                                                      ---------    ------------
TOTAL ASSETS....................................................      $23,795.7    $   24,156.8
                                                                      =========    ============



           See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                       June 30,   December 31,
                                                         1996         1995
                                                      ----------  -------------
CURRENT LIABILITIES
Debt maturing within one year.......................  $  1,842.6  $     1,930.2
Accounts payable and accrued liabilities............     2,316.0        2,723.5
Other...............................................       747.8          719.3
                                                      ----------  -------------
                                                         4,906.4        5,373.0
                                                      ----------  -------------

LONG-TERM DEBT......................................     6,130.6        6,407.2
                                                      ----------  -------------

EMPLOYEE BENEFIT OBLIGATIONS........................     3,865.9        3,841.3
                                                      ----------  -------------



DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................     1,155.2        1,213.9
Unamortized investment tax credits.................        135.1          147.3
Other...............................................       368.8          345.5
                                                      ----------  -------------
                                                         1,659.1        1,706.7
                                                      ----------  -------------

PREFERRED STOCK OF SUBSIDIARY.......................       145.0          145.0
                                                      ----------  -------------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value; none
 issued)............................................          --             --
Common stock ($1 par value; 437,816,267 shares and
 437,765,346 shares issued).........................       437.8          437.8
Contributed capital.................................     5,510.7        5,506.4
Reinvested earnings.................................     2,095.7        1,776.5
Foreign currency translation adjustment.............      (479.2)        (515.9)
                                                      ----------  -------------
                                                         7,565.0        7,204.8
Less common stock in treasury, at cost..............         2.8            3.1
Less deferred compensation-employee stock ownership
 plans..............................................       473.5          518.1
                                                      ----------  -------------

                                                         7,088.7        6,683.6
                                                      ----------  -------------

TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.......  $ 23,795.7  $    24,156.8
                                                      ==========  =============

           See Notes To Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                            Six months ended
                                                                 June 30,
                                                          ----------------------
                                                             1996        1995
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $   964.8   $   861.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.........................    1,267.7     1,349.4
  Equity in income of affiliates........................     (165.9)      (15.8)
  Dividends received from affiliates....................       60.9         5.8
  Other items, net......................................       35.7        46.3
  Changes in certain assets and liabilities, net
   of effects from acquisition/disposition of
   businesses...........................................     (279.0)     (401.8)
                                                          ---------   ---------
Net cash provided by operating activities...............    1,884.2     1,845.5
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments....................      (97.5)     (102.5)
Additions to plant, property and equipment..............     (972.6)   (1,522.6)
Proceeds from sale of plant, property and
 equipment..............................................        4.4         2.1
Investment in notes receivable and preferred
 stock..................................................        (.3)        (.7)
Proceeds from notes receivable..........................       68.1       114.1
Acquisition of businesses, less cash acquired...........       (2.2)      (40.5)
Investment in joint ventures............................     (122.4)     (327.0)
Other, net..............................................        6.7         5.6
                                                          ---------   ---------
Net cash used in investing activities...................   (1,115.8)   (1,871.5)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings................................         --       106.6
Principal repayments of borrowings and capital
 lease obligations......................................     (137.0)     (220.3)
Net change in short-term borrowings with original
 maturities of three months or less.....................     (230.5)      682.3
Dividends paid..........................................     (621.6)     (606.4)
Proceeds from sale of common stock......................       58.2        20.7
Purchase of common stock for treasury...................      (79.1)       (5.6)
Net change in outstanding checks drawn on
 controlled disbursement accounts.......................      (51.5)      (32.7)
                                                          ---------   ---------
Net cash used in financing activities...................   (1,061.5)      (55.4)
                                                          ---------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS...................     (293.1)      (81.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........      356.8       142.9
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $    63.7   $    61.5
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


2.   Shareowners' Investment
     -----------------------


                                                                    (Dollars in Millions)
                                      -----------------------------------------------------------------------------
                                                                             Foreign
                                                                             Currency                     Deferred
                                      Common    Contributed   Reinvested    Translation     Treasury    Compensation
                                       Stock      Capital      Earnings     Adjustment        Stock       - ESOPs
                                      ------    -----------   ----------    -----------     --------    ------------
Balance, December 31, 1995..........  $437.8    $   5,506.4   $  1,776.5    $    (515.9)    $    3.1    $      518.1
Net income..........................                               964.8
Dividends declared on common stock
 and redemption of stock rights.....                              (630.4)
Purchase of common stock for
 treasury...........................                                                            79.1
Common stock issued:
 Employee plans.....................      --            2.3        (19.3)                      (79.4)
 Shareowner plans...................      --            1.6
Foreign currency translation
 adjustment, net....................                                               36.7
Reduction of ESOP obligations.......                                                                           (44.6)
Tax benefit of dividends
 paid to ESOPs......................                                 4.1
Other...............................                     .4
                                      ------    -----------   ----------    -----------     --------    ------------
Balance, June 30, 1996..............  $437.8    $   5,510.7   $  2,095.7    $    (479.2)    $    2.8    $      473.5
                                      ======    ===========   ==========    ===========     ========    ============


     During the six months ended June 30, 1996, the Company issued approximately 27,000 shares of common stock for employee plans and approximately 24,000 shares of common stock for shareowner plans. During the same period, the Company also repurchased approximately 1,145,000 shares of its common stock for treasury, and distributed approximately 1,163,000 treasury shares for employee plans.

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

     Revenues and expenses of the Company's domestic cellular and paging businesses reflected in the financial statements for periods prior to the formation of the partnership are as follows:


                                                  Three months      Six months
                                                 ended June 30,   ended June 30,
(Dollars in Millions)                                 1995            1995
- --------------------------------------------------------------------------------
   Operating revenues............................    $337.7         $629.9

   Operating expenses............................     274.0          532.0
                                                    ----------------------------
   Operating income..............................      63.7           97.9

   Equity in income of unconsolidated affiliates.      15.1           22.6
   Other expenses, net...........................        .7             .1

   Interest expense..............................       7.4           13.9
                                                    ----------------------------

   Income before income taxes....................    $ 70.7         $106.5
                                                    ============================

4.    Long-Term Debt - Bell Atlantic Financial Services, Inc.
      -------------------------------------------------------

      Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $638.6 million at June 30, 1996) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the condensed consolidated financial statements of Bell Atlantic was approximately $4.4 billion at June 30, 1996.

5.    Reclassifications
      -----------------

      Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

6.    Proposed Bell Atlantic-NYNEX Merger
      -----------------------------------

      Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

- ----------------------------------------
Results of Operations
- ----------------------------------------

     Net income for the three month period ended June 30, 1996 was $494.3 million or $1.12 per share compared to $447.1 million or $1.02 per share for the same period in 1995.

     Net income for the six month period ended June 30, 1996 was $964.8 million or $2.19 per share compared to $861.6 million or $1.97 per share for the same period in 1995.

     As a result of the formation of the Bell Atlantic NYNEX Mobile partnership, effective July 1, 1995, the Company discontinued consolidation of the domestic cellular and paging operations contributed to the partnership. The Company's investment in the partnership is accounted for under the equity method. Under this method, the Company's proportionate share of the partnership's pretax income is included in Equity in Income of Affiliates. The Consolidated Statements of Operations reflect the results of Bell Atlantic's domestic cellular and paging businesses on a consolidated basis for all periods prior to July 1, 1995.

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


                                                  (Dollars in Millions)
                                         ---------------------------------------
                                            Three months         Six months
                                           --------------      --------------
For the Period Ended June 30               1996      1995      1996      1995
- --------------------------------------------------------------------------------
OPERATING REVENUES
Transport Services
  Local service                          $1,179.4  $1,111.8  $2,319.1  $2,199.0
  Network access                            867.8     872.4   1,745.7   1,693.3
  Toll service                              350.1     359.3     719.7     726.3
Ancillary Services
  Directory publishing                      288.8     276.9     575.0     552.9
  Other                                     148.4     139.9     280.0     276.7
Value-added Services                        386.4     330.9     758.3     657.6
Other Services                               38.6     150.2      69.3     306.5
                                         ---------------------------------------
                                          3,259.5   3,241.4   6,467.1   6,412.3
                                         ---------------------------------------

OPERATING EXPENSES
  Employee costs                            981.8   1,014.8   1,964.2   2,005.7
  Depreciation and amortization             638.8     642.1   1,267.7   1,270.8
  Other                                     837.8     805.2   1,625.8   1,559.2
                                         ---------------------------------------
                                          2,458.4   2,462.1   4,857.7   4,835.7
                                         ---------------------------------------
OPERATING INCOME                            801.1     779.3   1,609.4   1,576.6

Equity in Income of Affiliates               94.3      78.1     165.9      99.7
Other Income (Expense), Net                  (2.1)      6.5      (4.4)      7.0
Interest  Expense                           119.8     140.3     240.6     272.7
                                         ---------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES    773.5     723.6   1,530.3   1,410.6
Provision for Income Taxes                  279.2     276.5     565.5     549.0
                                         ---------------------------------------
NET INCOME                               $  494.3  $  447.1  $  964.8  $  861.6
                                         =======================================


For the three and six month periods ended June 30, 1995, previously eliminated intercompany transactions aggregating $14.6 million and $28.0 million, respectively, are added back to both operating revenues and operating expenses.

     In October 1995, the Company sold its domestic computer maintenance subsidiary. Total operating revenues and expenses related to this business were approximately $123 million and $126 million, respectively, for the three month period ended June 30, 1995, approximately $247 million and $244 million, respectively, for the six month period ended June 30, 1995 and approximately $402 million and $392 million, respectively, for the year ended December 31, 1995.

     Other items affecting the comparison of the above operating results are discussed in the following sections.

- ----------------------------------------
Transport Services Operating Statistics
- ----------------------------------------


                                                                         Percentage
                                                 1996        1995      Increase (Decrease)
- -------------------------------------------------------------------------------------------
At June 30
- ----------
Access Lines in Service (In thousands)
Residence                                      12,770     12,446              2.6%
Business                                        7,099      6,741              5.3
Public                                            276        279             (1.1)
                                           --------------------------
                                               20,145     19,466              3.5
                                           ==========================

                                     Three months      Six months        Percentage Increase (Decrease)
                                    --------------    ------------       ------------------------------
                                    1996      1995    1996    1995        Second Quarter    Year-to-Date
- --------------------------------------------------------------------------------------------------------
For the Period Ended June 30
- ----------------------------
Access Minutes of Use (In millions)
Interstate                          16,276    15,016    32,404  29,632        8.4%            9.4%
Intrastate                           4,439     3,955     9,012   7,711       12.2            16.9
                                   -------------------------------------
                                    20,715    18,971    41,416  37,343        9.2            10.9
                                   =====================================
Toll Messages (In millions)
Intrastate                             828.8     832.6  1,683.1  1,626.1     (0.5)%           3.5%
Interstate                              41.3      41.0     83.9     81.5      0.7             2.9
                                   -------------------------------------
                                       870.1     873.6  1,767.0  1,707.6     (0.4)            3.5
                                   =====================================

- ----------------------------------------
Operating Revenues
- ----------------------------------------
(Dollars in Millions)

Local Service Revenues

 1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                $67.6    6.1%
- --------------------------------------------------------------------------------
 Six Months                   $120.1    5.5%
- --------------------------------------------------------------------------------
     Local service revenues are earned by the operating telephone subsidiaries from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the three and six month periods ended June 30, 1996 compared to the same periods in the prior year. Access lines in service increased 3.5% from June 30, 1995, reflecting higher demand in the business market and additional residential lines.

Network Access Revenues

 1996-1995                              Increase (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter                        $(4.6)          (0.5)%
- --------------------------------------------------------------------------------
 Six Months                            $52.4            3.1%
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

     Network access revenues decreased in the quarter ended June 30, 1996 due to the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans which became effective during 1995. This decrease was substantially offset through revenue increases due to volume growth in access services as reflected by an increase in minutes of use of 9.2% over the same period in 1995.

     The year to date increase in network access revenues was due to higher customer demand for access services, as reflected by growth in access minutes of use of 10.9% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the FCC Price Cap Plans.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued strong volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of the Company's FCC price cap filing, which became effective on July 20, 1996.

Toll Service Revenues

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter                $(9.2)          (2.6)%
- --------------------------------------------------------------------------------
 Six Months                    $(6.6)          (0.9)%
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

     Company-initiated price reductions on certain toll services were the primary reason for the decline in toll service revenues for both periods in 1996. Volume growth continues to be negatively impacted by increased competition for intraLATA toll, WATS and private line services throughout the region.

     The lower six month period revenue decrease reflects increased revenues during the first quarter of 1996 principally attributable to severe winter storm related volumes.

     The Company expects competition for toll services to continue. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

Directory Publishing Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                  $11.9        4.3%
- --------------------------------------------------------------------------------
 Six Months                      $22.1        4.0%
- --------------------------------------------------------------------------------
     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories published throughout the region. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues for the three and six month periods ended June 30, 1996 compared to the corresponding periods in 1995 was principally due to higher rates charged for these services. Volume growth continues to be negatively impacted by competition from other directory companies as well as other advertising media.

Other Ancillary Services Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                   $8.5        6.1%
- --------------------------------------------------------------------------------
 Six Months                       $3.3        1.2%
- --------------------------------------------------------------------------------
     Other ancillary services include systems integration services, billing and collection services provided to IXCs, customer premises equipment distribution, facilities rental services, and video and information services.

     Other ancillary services provided positive revenue growth for the Company in both periods in 1996 due principally to increases in the number of new contracts for systems integration services with business customers and higher demand for customer premises equipment distribution services. These increases were partially offset by a reduction in billing and collection services revenues principally as a result of the elimination of certain services from a contract with an IXC. The lower six month period revenue increase is largely attributable to the first quarter negative impact of the completion of certain systems integration contracts with the federal government.

Value-added Services Revenues

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                  $55.5        16.8%
- --------------------------------------------------------------------------------
 Six Months                     $100.7        15.3%
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

     The increase in value-added services revenues for both periods in 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services.

Other Services Revenues

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter              $(111.6)          (74.3)%
- --------------------------------------------------------------------------------
 Six Months                  $(237.2)          (77.4)%
- --------------------------------------------------------------------------------
     Other services include revenues from the Company's computer maintenance, telecommunications consulting and real estate businesses.

     The decline in other services revenues for both periods in 1996 was caused principally by the disposition of the Company's domestic computer maintenance subsidiary in October 1995.

- ----------------------------------------
Operating Expenses
- ----------------------------------------
 (Dollars in Millions)

Employee Costs

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter               $(33.0)          (3.3)%
- --------------------------------------------------------------------------------
 Six Months                   $(41.5)          (2.1)%
- --------------------------------------------------------------------------------
     Employee costs consist of salaries, wages, and other employee compensation, employee benefits and payroll taxes.

     Employee costs at the network operations subsidiaries in the three and six month periods ended June 30, 1996 increased $15.0 million or 1.7% and $50.8 million or 2.8%, respectively, compared with the same periods in 1995. Employee costs at the Company's nonregulated subsidiaries in the three and six month periods ended June 30, 1996 decreased $48.0 million or 42.2% and $92.3 million or 41.7%, respectively, over the corresponding periods in 1995.

     The three month and six month increases in employee costs at the network operations subsidiaries were primarily due to annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally due to higher business volumes. Severe weather conditions in the first quarter of 1996 also contributed to higher repair and maintenance activity for the six month period. The effect of lower work force levels in 1996 substantially offset these increases.

     Lower employee costs at the nonregulated subsidiaries in both the three and six month periods were principally due to the disposition of the Company's domestic computer maintenance subsidiary in October 1995. This decrease was offset, in part, by work force increases at the Company's systems integration subsidiaries and start-up businesses in video, information services and long distance.

Depreciation and Amortization

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter                $(3.3)          (0.5)%
- --------------------------------------------------------------------------------
 Six Months                    $(3.1)          (0.2)%
- --------------------------------------------------------------------------------
     Depreciation and amortization expense at the network operations subsidiaries for the three month and six month periods ended June 30, 1996 increased $6.0 million or 1.0% and $17.1 million or 1.4%, respectively, compared with the same periods in 1995, principally due to growth in depreciable telephone plant and changes in plant composition. The plant related increases were substantially offset by lower rates of depreciation and amortization. The composite depreciation rate for the network operations subsidiaries in the first half of 1996 was 7.7%, compared to 7.9% for the six month period ended June 30, 1995.

     Depreciation and amortization expense at the nonregulated subsidiaries for the three month and six month periods ended June 30, 1996 decreased $9.3 million or 46.5% and $20.2 million or 49.9%, respectively, as compared to the corresponding periods of the prior year. The decrease was due primarily to a reduction in depreciable assets resulting from the disposition of the Company's domestic computer maintenance subsidiary.

Other Operating Expenses

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                  $32.6        4.0%
- --------------------------------------------------------------------------------
 Six Months                      $66.6        4.3%
- --------------------------------------------------------------------------------
     Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses for both periods in 1996 was largely due to additional costs incurred at the network operations subsidiaries to upgrade network software, enhance billing and operating systems, market value-added services and comply with the Telecommunications Act of 1996. The Company has also incurred increased expenses in its systems integration subsidiaries and start-up expenses for its long distance, information services and video business ventures.

     These cost increases were partially offset by lower expenses incurred at the Company's nonregulated subsidiaries, principally attributable to the effect of the disposition of the Company's domestic computer maintenance subsidiary.

Equity in Income of Affiliates

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                        $16.2
- --------------------------------------------------------------------------------
 Six Months                            $66.2
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

     Equity in income from the Company's investment in domestic cellular and paging businesses for the three and six month periods ended June 30, 1996 was $91.7 million and $169.1 million, respectively, compared to $70.7 million and $106.5 million, respectively, for the same periods last year. These increases were driven by strong revenue growth resulting primarily from an annual growth rate of approximately 39% in the cellular subscriber base and improved operating margins.

     Also contributing to the increase during the first half of 1996 were improved operating results from the Company's investment in Telecom Corporation of New Zealand Limited and net foreign exchange gains and reduced amortization expense related to the Company's investment in Grupo Iusacell, S.A. de C.V. (Iusacell). The Company's equity in income (loss) of Iusacell will continue to be subject to foreign exchange gains and losses due to fluctuations in the Mexican peso exchange rate.

     Higher equity losses associated with the Company's investments in several start-up ventures such as a personal communications services joint venture, PrimeCo Personal Communications L.P.; an international wireless joint venture, Omnitel-Pronto Italia; and a multimedia joint venture, TELE-TV; partially offset the increases in both periods.

Other Income (Expense), Net

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter                        $(8.6)
- --------------------------------------------------------------------------------
 Six Months                           $(11.4)
- --------------------------------------------------------------------------------
     Other income (expense), net, consists primarily of interest and dividend income, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

     The change in other income (expense) for both periods was caused principally by a reduction in interest income.

Interest Expense

  1996-1995                          (Decrease)
- --------------------------------------------------------------------------------
 Second Quarter               $(20.5)          (14.6)%
- --------------------------------------------------------------------------------
 Six Months                   $(32.1)          (11.8)%
- --------------------------------------------------------------------------------
     Lower levels of borrowings and lower interest rates on refinanced long-term debt contributed to the reduction in the Company's interest expense during 1996.

Provision for Income Taxes

  1996-1995                           Increase
- --------------------------------------------------------------------------------
 Second Quarter                   $2.7        1.0%
- --------------------------------------------------------------------------------
 Six Months                      $16.5        3.0%
- --------------------------------------------------------------------------------

Effective Income Tax Rates

  For the Three Months Ended June 30
- --------------------------------------------------------------------------------
 1996                                   36.1%
- --------------------------------------------------------------------------------
 1995                                   38.2%
- --------------------------------------------------------------------------------

  For the Six Months Ended June 30
- --------------------------------------------------------------------------------
 1996                                   37.0%
- --------------------------------------------------------------------------------
 1995                                   38.9%
- --------------------------------------------------------------------------------
     The lower effective income tax rates for both periods in 1996 resulted primarily from the effects of changes in certain unconsolidated foreign entity results for which there are no corresponding tax benefits or expense. The change in the rates was also impacted by adjustments to federal and state income taxes at the network operations companies and state deferred income taxes associated with the Company's leveraged lease portfolio.

- ----------------------------------------
Factors That May Impact Future Results
- ----------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company's operating telephone subsidiaries, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, the Bell Atlantic operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, the Company's operating telephone subsidiaries must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company's operating telephone subsidiaries must also demonstrate to the FCC that their entry into the interLATA market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

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

     During 1995, state regulatory commissions in Pennsylvania and West Virginia ordered the telephone subsidiaries in those states to provide intraLATA presubscription within eighteen months of the orders. However, the order in Pennsylvania, dated December 14, 1995, stated that a reasonable effort should be made to coordinate implementation of presubscription with Bell Atlantic - Pennsylvania's entry into the interLATA market in Pennsylvania. Bell Atlantic-West Virginia has filed an appeal with the West Virginia Supreme Court regarding a presubscription order issued in October 1995.

     In New Jersey, the Board of Public Utilities (BPU) issued an order on December 14, 1995 finding that implementation of presubscription for intraLATA toll services in New Jersey would be in the public interest and proposed rules for implementation. On June 19, 1996, the BPU stated that it would require presubscription nine months after the date that it publishes its final rules. The Delaware Public Service Commission (DPSC) stated on March 26, 1996, that it would defer issuing a decision regarding implementation of presubscription for six months. A final decision by the DPSC is expected in the fourth quarter of 1996. Bell Atlantic also expects to offer intraLATA presubscription in its other state jurisdictions coincident with its offering of in-region long distance service, as required by the Act.

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

   Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by state public utility commissions. Applications from competitors to provide and resell local exchange services have been approved in the District of Columbia, Delaware, Maryland, New Jersey, Pennsylvania and Virginia. Legislation is pending in the District of Columbia which would spur local exchange competition and is expected to become law by the end of 1996.

     The Act is expected to significantly increase the level of competition in all of the telephone subsidiaries' local exchange markets. However, increased competition in the local exchange markets will facilitate FCC approval of the telephone subsidiaries' entry into the interLATA markets.

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, the Company filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, the Company selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases totaling approximately $21 million on an annual basis, which became effective on July 20, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied the Company's petition.

     Before the 1997 Annual Access Tariff Filing, the Company expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

Other State Regulatory Matters

     In response to a proposed price cap plan filed by Bell Atlantic - Maryland in December 1995, MCI Telecommunications, the Maryland Public Service Commission Staff and the Office of People's Counsel argued that Bell Atlantic - Maryland's rates should be reduced by $85 million, over $100 million, and over $200 million, respectively. Bell Atlantic - Maryland has responded that its existing rates are reasonable and there is no basis to reduce them. All of these issues are being considered in a single evidentiary proceeding, which is expected to conclude later in 1996.

- ---------------------------------------
Other Matters
- ---------------------------------------

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

Proposed  Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

     As a result of the merger, the merged companies will incur certain transition costs, currently estimated at $700 million to $900 million (pretax), in connection with consummating the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities and employee severance and relocation resulting from the merger. While the exact timing, nature and amount of these transaction costs is subject to change, the Company anticipates that a one-time pretax charge of approximately $200 million for the direct incremental merger related costs will be recorded in the quarter in which the merger is consummated.

     In addition to the one-time pretax charge of approximately $200 million for direct incremental merger costs, the Company also expects to record a one-time charge for severance costs in the quarter in which the merger is consummated. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and (iii) changes, if any, to severance plan provisions.

     It is expected that the new combined company will recognize recurring expense savings of approximately $600 million annually by the third year following the consummation of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Of these savings, $300 million are expected to be achieved in the first year following the consummation of the merger with an additional $150 million in each of the two succeeding years. Incremental savings in annual capital expenditures for the new combined company should grow to approximately $250 million to $300 million, including efficiencies relating to purchasing, marketing trials and equipment testing.

Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger is forward-looking and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors could affect the future results of the new combined company and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions in the markets served by the companies; a significant delay in the expected closing of the merger; future regulatory actions and conditions in both the companies' operating areas; competition from others in the local telephone and toll service markets; and the timing of entry and profitability of the new combined company in the long-distance market.

- ---------------------------------------
Financial Condition
- ---------------------------------------

                                                   (Dollars in Millions)
                                             -----------------------------------
For the Six Months Ended June 30                  1996               1995
- --------------------------------------------------------------------------------
Cash Flows From (Used In):
  Operating Activities                         $ 1,884.2          $ 1,845.5
  Investing Activities                          (1,115.8)          (1,871.5)
  Financing Activities                          (1,061.5)             (55.4)
                                             ===================================

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

     In its definitive merger agreement with NYNEX, Bell Atlantic agreed, pending closing of the merger, that its quarterly dividend payments will not exceed $.72 per share through the February 1, 1997 payment date and $.74 per share beginning with the May 1, 1997 payment date. The initial annual dividend of the combined company is expected to be $3.08 per share.

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

Cash Flows From Operating Activities

     The Company's primary source of funds continued to be cash generated from operations. Improved cash flows from operating activities during 1996 resulted principally from improved accounts receivable collections and timing differences in the payment of accounts payable.

Cash Flows Used in Investing Activities

     Capital expenditures continued to be the primary use of capital resources in 1996. During the six month period ended June 30, 1996, the Company invested approximately $940 million, as compared to approximately $1,340 million in the first half of 1995, in its network core businesses to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. The reduction in capital expenditures in the first half of 1996 is principally due to the timing of construction plans. The Company expects that capital expenditures for 1996 will be approximately $2.5 billion.

     During the first half of 1996 and 1995, the Company prefunded a trust with the purchase of approximately $130 million and $135 million, respectively, in short-term investments for the purpose of compensating employees for vacation pay earned during the prior year.

     Cash investing activities during the first six months of 1996 included additional investments of approximately $22 million in Omnitel-Pronto Italia and approximately $63 million in PrimeCo Personal Communications L.P.

Cash Flows Used in Financing Activities

     Dividend payments in the first half of 1996 continued to be a significant use of capital resources. During 1996, the Company also decreased its long-term debt (including capital lease obligations) and short-term borrowings by $364.2 million.

     For the six months ended June 30, 1996, short-term borrowings decreased by approximately $231 million reflecting lower levels of construction funding while in the corresponding period in 1995 short-term borrowings increased by approximately $682 million primarily to fund the Company's investment in PrimeCo Personal Communications L.P.

     As of June 30, 1996, the Company and its subsidiaries had in excess of $2.3 billion of unused bank lines of credit. The Company and its telephone subsidiaries also have shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities.

     The Company's debt ratio was 52.9% at June 30, 1996 and 55.5% at December 31, 1995. The debt securities of Bell Atlantic's subsidiaries continue to be accorded high ratings by primary rating agencies.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company's 1996 Annual Meeting of Shareowners was held on April 26, 1996. At the meeting, the following items were submitted to a vote of shareowners.

         (a) The following nominees were elected to serve on the Board of
         Directors:

             Name of Nominee             Votes Cast For      Votes Withheld
             ---------------             --------------      --------------
             William W. Adams              346,643,102           8,038,860
             William O. Albertini          346,337,722           8,344,240
             Lawrence T. Babbio, Jr.       346,050,145           8,631,817
             Thomas E. Bolger              345,466,996           9,214,966
             Frank C. Carlucci             343,864,840          10,817,122
             James G. Cullen               346,194,756           8,487,206
             James H. Gilliam, Jr.         346,369,500           8,312,462
             Thomas H. Kean                345,956,508           8,725,454
             John F. Maypole               346,650,239           8,031,723
             Joseph Neubauer               346,700,636           7,981,326
             Thomas H. O'Brien             346,756,503           7,925,459
             Eckhard Pfeiffer              345,675,542           8,006,420
             Rozanne L. Ridgway            345,340,147           9,341,815
             Raymond W. Smith              343,685,667          10,996,295
             Shirley Young                 346,553,436           8,128,526

         (b) The appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for 1996 was ratified with 347,081,742 votes for and 5,028,354 votes against.

         (c) A management proposal to approve Amendments to the Bell Atlantic Stock Compensation Plan for Outside Directors was approved with 313,001,168 votes for, 33,617,714 votes against and 8,063,080 abstentions.

         (d) A shareowner proposal regarding additional disclosure of executive officer compensation was defeated with 43,059,493 votes for, and 259,933,134 votes against.

         (e) A shareowner proposal regarding Directors' annual meeting attendance was defeated with 74,657,719 votes for, and 227,262,610 votes against.

         (f) A shareowner proposal regarding executive incentive compensation was defeated with 47,109,113 votes for, and 255,293,747 votes against.

         (g) A shareowner proposal regarding Directors' other board affiliations was defeated with 42,267,500 votes for, and 257,273,684 votes against.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

         Exhibit Number

         11  Computation of Per Common Share Earnings.
         12  Computation of Ratio of Earnings to Fixed Charges.
         27  Financial Data Schedule.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1996:

         A Current Report on Form 8-K, dated April 18, 1996, was filed regarding the Company's first quarter 1996 financial results.

         A Current Report on Form 8-K, dated April 21, 1996, was filed regarding
         (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION


Date: August 8, 1996              By  /s/ William O. Albertini
                                      ------------------------
                                      William O. Albertini
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.