Form 10-Q
period 1996-09-30
BELL ATLANTIC CORP
filed 1996-11-08
CIK 732712

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


                (Mark one)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                                                         23-2259884
                     Delaware                          (I.R.S. Employer
             (State of incorporation)                Identification No.)


                    1717 Arch Street
               Philadelphia, Pennsylvania                     19103
         (Address of principal executive offices)          (Zip Code)


                  Registrant's telephone number (215) 963-6000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---  ---
  At September 30, 1996, 437,768,645 shares of the registrant's Common Stock were outstanding, after deducting 47,622 shares held in treasury.
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


Item No.                                                                   Page
-------                                                                    ----

   Part I.  Financial Information

1.   Financial Statements

       Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 1996
         and 1995 .....................................................    2-3

       Condensed Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995 .....................    4-5

       Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1996 and 1995 ........      6

       Notes to Condensed Consolidated Financial Statements ...........    7-8

2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................   9-21

   Part II. Other Information

1.   Legal Proceedings ................................................     22

6.   Exhibits and Reports on Form 8-K .................................     22

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)



                                                            Three months ended
                                                               September 30,
                                                        ------------------------
                                                          1996            1995
                                                        ---------      ---------
OPERATING REVENUES.................................     $ 3,297.8      $ 3,261.1
                                                        ---------      ---------
OPERATING EXPENSES
Employee costs, including benefits and taxes ......       1,018.9        1,034.6
Depreciation and amortization .....................         649.1          642.5
Other .............................................         840.6          864.6
                                                        ---------      ---------
                                                          2,508.6        2,541.7
                                                        ---------      ---------
OPERATING INCOME ..................................         789.2          719.4
Equity in Income of Affiliates ....................         105.8           74.5
Other Income (Expense), Net .......................          (9.9)         317.1
Interest Expense ..................................         119.9          133.9
                                                        ---------      ---------
INCOME BEFORE PROVISION FOR INCOME TAXES ..........         765.2          977.1
Provision for Income Taxes ........................         281.9          372.3
                                                        ---------      ---------

NET INCOME ........................................     $   483.3      $   604.8
                                                        =========      =========
PER COMMON SHARE
----------------
NET INCOME ........................................     $    1.10      $    1.38
                                                        =========      =========
Cash Dividends Declared ...........................     $     .72      $     .70
                                                        =========      =========
Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions) .......        439.1          438.5
                                                        =========      =========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                            Nine months ended
                                                               September 30,
                                                        ------------------------
                                                          1996           1995
                                                        ----------    ----------
OPERATING REVENUES................................      $  9,764.9    $ 10,275.3
                                                        ----------    ----------
OPERATING EXPENSES
Employee costs, including benefits and taxes .....         2,983.1       3,129.5
Depreciation and amortization ....................         1,916.8       1,991.9
Other ............................................         2,466.4       2,760.0
                                                        ----------    ----------
                                                           7,366.3       7,881.4
                                                        ----------    ----------

OPERATING INCOME .................................         2,398.6       2,393.9
Equity in Income of Affiliates ...................           271.7          90.3
Other Income (Expense), Net ......................           (14.3)        324.0
Interest Expense .................................           360.5         420.5
                                                        ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES .........         2,295.5       2,387.7
Provision for Income Taxes .......................           847.4         921.3
                                                        ----------    ----------

NET INCOME .......................................      $  1,448.1    $  1,466.4
                                                        ==========    ==========

PER COMMON SHARE
----------------
NET INCOME .......................................      $     3.29    $     3.35
                                                        ==========    ==========
Cash Dividends Declared ..........................      $     2.16*   $     2.10
                                                        ==========    ==========
Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions) ......          439.6         437.9
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


           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------

                                                              September 30,   December 31,
                                                                   1996           1995
                                                              --------------  ------------
CURRENT ASSETS
Cash and cash equivalents .................................   $      98.8     $     356.8
Short-term investments ....................................          39.6              --
Accounts receivable, net of allowances of $194.2 and $189.8       2,369.4         2,386.0
Inventories ...............................................         164.5           132.8
Prepaid expenses ..........................................         687.7           611.7
Other .....................................................         257.6           385.4
                                                              -----------     -----------
                                                                  3,617.6         3,872.7
                                                              -----------     -----------

PLANT, PROPERTY AND EQUIPMENT .............................      34,299.6        33,553.8
Less accumulated depreciation .............................      18,617.2        17,632.5
                                                              -----------     -----------
                                                                 15,682.4        15,921.3
                                                              -----------     -----------

INVESTMENTS IN AFFILIATES .................................       3,291.1         2,950.5
OTHER ASSETS ..............................................       1,317.8         1,412.3
                                                              -----------     -----------
TOTAL ASSETS ..............................................   $  23,908.9     $  24,156.8
                                                              ===========     ===========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                    LIABILITIES AND SHAREOWNERS' INVESTMENT
                    ---------------------------------------

                                                             September 30,   December 31,
                                                                1996           1995
                                                             -------------   ------------
CURRENT LIABILITIES
Debt maturing within one year ......................         $   1,281.2   $   1,930.2
Accounts payable and accrued liabilities ...........             2,611.6       2,723.5
Other ..............................................               741.3         719.3
                                                             -----------   -----------
                                                                 4,634.1       5,373.0
                                                             -----------   -----------
LONG-TERM DEBT .....................................             6,268.8       6,407.2
                                                             -----------   -----------

EMPLOYEE BENEFIT OBLIGATIONS .......................             3,943.1       3,841.3
                                                             -----------   -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ..............................             1,124.5       1,213.9
Unamortized investment tax credits .................               129.0         147.3
Other ..............................................               374.5         345.5
                                                             -----------   -----------
                                                                 1,628.0       1,706.7
                                                             -----------   -----------
PREFERRED STOCK OF SUBSIDIARY ......................               145.0         145.0
                                                             -----------   -----------
SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value;
 none issued) ......................................                  --            --
Common stock ($1 par value; 437,816,267 shares and
 437,765,346 shares issued) ........................               437.8         437.8
Contributed capital ................................             5,510.5       5,506.4
Reinvested earnings ................................             2,262.9       1,776.5
Foreign currency translation adjustment ............              (467.3)       (515.9)
                                                             -----------   -----------
                                                                 7,743.9       7,204.8
Less common stock in treasury, at cost .............                 2.7           3.1
Less deferred compensation-employee stock
 ownership plans ...................................               451.3         518.1
                                                             -----------   -----------
                                                                 7,289.9       6,683.6
                                                             -----------   -----------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT ......         $  23,908.9   $  24,156.8
                                                             ===========   ===========

           See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                         Nine months ended
                                                            September 30,
                                                        1996           1995
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................  $ 1,448.1    $ 1,466.4
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.......................    1,916.8      1,991.9
  Equity in income of affiliates......................     (271.7)       (90.3)
  Dividends received from affiliates..................       92.9         81.3
  Gain on sale of cellular properties, net of tax.....         --       (203.0)
  Other items, net....................................       39.1         59.1
  Changes in certain assets and liabilities, net of
   effects from acquisition/disposition of businesses.      (37.7)      (389.2)
                                                        ---------    ---------
Net cash provided by operating activities.............    3,187.5      2,916.2
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..................      (39.6)       (41.9)
Additions to plant, property and equipment............   (1,642.6)    (2,129.3)
Proceeds from sale of plant, property and equipment...        5.2          2.3
Investment in notes receivable and preferred stock....       (4.2)       (51.1)
Proceeds from notes receivable........................      107.8        298.1
Acquisition of businesses, less cash acquired.........       (2.2)       (41.4)
Investment in joint ventures..........................     (193.7)      (352.2)
Return of capital by equity investees.................       64.6           --
Proceeds from disposition of businesses...............        4.2        362.5
Other, net............................................       16.4           .5
                                                        ---------    ---------
Net cash used in investing activities.................   (1,684.1)    (1,952.5)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings..............................         --        106.6
Principal repayments of borrowings and capital lease
 obligations..........................................     (188.1)      (340.0)
Net change in short-term borrowings with original
 maturities of three months or less...................     (570.7)       147.3
Dividends paid........................................     (936.8)      (912.0)
Proceeds from sale of common stock....................       61.5         42.2
Purchase of common stock for treasury.................      (83.8)       (11.2)
Net change in outstanding checks drawn on controlled
 disbursement accounts................................      (43.5)       (41.8)
                                                        ---------    ---------
Net cash used in financing activities.................   (1,761.4)    (1,008.9)
                                                        ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS.................     (258.0)       (45.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      356.8        142.9
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............  $    98.8    $    97.7
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

2.   Shareowners' Investment
     -----------------------

                                                                (Dollars in Millions)
                                      --------------------------------------------------------------------------
                                                                               Foreign
                                                                               Currency                 Deferred
                                       Common      Contributed   Reinvested   Translation  Treasury   Compensation
                                        Stock        Capital       Earnings    Adjustment    Stock      - ESOPs
                                      --------      ----------   ----------    -------    -------    ------------
Balance, December 31, 1995..........  $  437.8     $   5,506.4   $  1,776.5   $ (515.9)  $    3.1    $     518.1
Net income..........................                                1,448.1
Dividends declared on common stock
  and redemption of stock rights....                                 (945.6)
Purchase of common stock for
  treasury..........................                                                         83.8
Common stock issued:
  Employee plans....................        --             2.1        (20.3)                (84.2)
  Shareowner plans..................        --             1.6
Foreign currency translation
  adjustment, net...................                                              48.6
Reduction of ESOP obligations.......                                                                       (66.8)
Tax benefit of dividends
  paid to ESOPs.....................                                    6.0
Other...............................                        .4         (1.8)
                                      --------      ----------   ----------    -------    -------    ------------
Balance, September 30, 1996.........  $  437.8      $  5,510.5   $  2,262.9    $(467.3)     $ 2.7    $     451.3
                                      ========      ==========   ==========    =======    =======    ============

     During the nine months ended September 30, 1996, the Company issued approximately 27,000 shares of common stock for employee plans and approximately 24,000 shares of common stock for shareowner plans. During the same period, the Company also repurchased approximately 1,225,000 shares of its common stock for treasury, and distributed approximately 1,240,000 treasury shares for employee plans.

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

3.   Formation of Wireless Partnership
     ---------------------------------

     Effective July 1, 1995, Bell Atlantic and NYNEX Corporation (NYNEX) completed the combination of substantially all of their domestic cellular and paging businesses and the formation of a partnership, Bell Atlantic NYNEX Mobile, which owns and operates such businesses. Bell Atlantic NYNEX Mobile operates as a general partnership and is controlled equally by Bell Atlantic and NYNEX. Bell Atlantic owns an approximate 62% equity interest in Bell Atlantic NYNEX Mobile. The Company accounts for its interest in the partnership under the equity method. Pursuant to the partnership agreement, in July 1996 Bell Atlantic contributed to Bell Atlantic NYNEX Mobile an equity investment of approximately $130 million in a cellular partnership with NYNEX serving the New York Metropolitan area.

     Revenues and expenses of the Company's domestic cellular and paging businesses reflected in the financial statement for the period prior to the formation of the partnership are as follows:

                                                                  Six months
(Dollars in Millions)                                        ended June 30, 1995
-------------------------------------------------------------------------------
   Operating revenues.....................................           $629.9

   Operating expenses.....................................            532.0
                                                                   -----------
   Operating income.......................................             97.9

   Equity in income of unconsolidated affiliates..........             22.6
   Other expenses, net....................................               .1

   Interest expense.......................................             13.9
                                                                   -----------
   Income before income taxes.............................           $106.5
                                                                   ===========

4.   Long-Term Debt - Bell Atlantic Financial Services, Inc.
     ------------------------------------------------------

     Debt securities of Bell Atlantic Financial Services, Inc. (FSI) (aggregating $633.6 million at September 30, 1996) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI, under which Bell Atlantic has committed to make payments of interest, premium, if any, and principal on the FSI debt in the event of FSI's failure to pay. The Support Agreement provides that the holders of FSI debt shall not have recourse to the stock or assets of Bell Atlantic's telephone subsidiaries. However, in addition to dividends paid to Bell Atlantic by any of its consolidated subsidiaries, assets of Bell Atlantic that are not subject to such exclusion are available as recourse to holders of FSI debt. The carrying value of the available assets reflected in the condensed consolidated financial statements of Bell Atlantic was approximately $4.5 billion at September 30, 1996.

5.   Reclassifications
     -----------------

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

6.   Proposed Bell Atlantic-NYNEX Merger
     -----------------------------------

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

-------------------------------------
Results of Operations
-------------------------------------

    Our company reported net income of $483.3 million or $1.10 per share for the three month period ended September 30, 1996 compared to $604.8 million or $1.38 per share for the same period in 1995.

    Our net income for the nine month period ended September 30, 1996 was $1,448.1 million or $3.29 per share compared to $1,466.4 million or $3.35 per share for the same period in 1995.

    We began accounting for our domestic cellular and paging operations using the equity method of accounting on July 1, 1995, when we and NYNEX contributed our investments in Bell Atlantic Mobile and NYNEX Mobile to the Bell Atlantic NYNEX Mobile partnership. Under the equity method of accounting, our proportionate share of the partnership's pretax income is reported in the Condensed Consolidated Statements of Operations as a component of Equity in Income of Affiliates.

    For all periods prior to July 1, 1995, our statements of operations reflect the results of our domestic cellular and paging businesses on a consolidated basis. We have provided the revenues and expenses of these businesses for the six month period prior to the formation of the partnership in
Note 3 to our financial statements on page 8.

    We believe that your review of the Management's Discussion and Analysis would be simplified by a comparison of financial results that shows the net revenues and expenses of our domestic cellular and paging operations prior to July 1, 1995 reclassified as a component of Equity in Income of Affiliates. This presentation is shown below.


                                                 (Dollars in Millions)
                                  ----------------------------------------------
                                        Three months          Nine months
                                      ----------------      ---------------
For the Period Ended September 30     1996        1995      1996       1995
-----------------------------------------------------------------------------
OPERATING REVENUES
Transport Services
  Local service                      $1,176.9   $1,118.6  $3,496.0   $3,317.6
  Network access                        886.9      856.2   2,632.6    2,549.5
  Toll service                          340.2      355.9   1,059.9    1,082.2
Ancillary Services
  Directory publishing                  288.0      273.4     863.0      826.3
  Other                                 156.8      142.3     436.8      419.0
Value-added Services                    411.0      353.0   1,169.3    1,010.6
Other Services                           38.0      161.7     107.3      468.2
                                     ----------------------------------------
                                      3,297.8    3,261.1   9,764.9    9,673.4
                                     ----------------------------------------
OPERATING EXPENSES
Employee costs                        1,018.9    1,034.6   2,983.1    3,040.3
Depreciation and amortization           649.1      642.5   1,916.8    1,913.3
Other                                   840.6      864.6   2,466.4    2,423.8
                                     ----------------------------------------
                                      2,508.6    2,541.7   7,366.3    7,377.4
                                     ----------------------------------------
OPERATING INCOME                        789.2      719.4   2,398.6    2,296.0

Equity in Income of Affiliates          105.8       74.5     271.7      174.2
Other Income (Expense), Net              (9.9)     317.1     (14.3)     324.1
Interest  Expense                       119.9      133.9     360.5      406.6
                                     ----------------------------------------
INCOME BEFORE PROVISION FOR INCOME
 TAXES                                  765.2      977.1   2,295.5    2,387.7
Provision for Income Taxes              281.9      372.3     847.4      921.3
                                     ----------------------------------------
NET INCOME                           $  483.3   $  604.8  $1,448.1   $1,466.4
                                     ========================================


For the nine month period ended September 30, 1995, previously eliminated intercompany transactions aggregating $28.0 million are added back to both operating revenues and operating expenses.

    Other significant items affecting our comparative operating results, which are not adjusted for in the above table, include the sale of our domestic computer maintenance subsidiary, Bell Atlantic Business Systems Services, Inc. in October of 1995. Total operating revenues and expenses related to this business were as follows:

   Year 1995              Operating Revenues    Operating Expenses
   ---------              ------------------    ------------------
                                   (Dollars in Millions)
   Third quarter               $127.9              $119.2
   Nine months                  374.8               362.8
   Twelve months                402.0               392.3

Also in 1995, we sold certain cellular properties in connection with the formation of the Bell Atlantic NYNEX Mobile partnership. This sale resulted in the recognition of a pretax gain of approximately $318 million in the third quarter of 1995.

    These and other items affecting the comparison of the above operating results for the three and nine month periods ended September 30, 1996 and 1995 are discussed in the following sections.

----------------------------------------
Transport Services Operating Statistics
----------------------------------------

                                                                                            Percentage
                                           1996                1995                    Increase (Decrease)
-----------------------------------------------------------------------------------------------------------
At September 30
---------------
Access Lines in Service (In thousands)
Residence                                 12,877              12,535                        2.7%
Business                                   7,228               6,846                        5.6
Public                                       275                 278                       (1.1)
                                        ---------------------------------
                                          20,380              19,659                        3.7
                                        =================================


                                         Three months         Nine months    Percentage Increase (Decrease)
                                     -------------------   ----------------  ------------------------------
                                     1996          1995*   1996        1995*     Third Quarter   Year-to-Date
-------------------------------------------------------------------------------------------------------------
For the Period Ended September 30
---------------------------------
Access Minutes of Use (In millions)
Interstate                           16,587        15,288   48,990     44,920      8.5%               9.1%
Interstate                            4,516         4,170   13,529     11,881      8.3               13.9
                                     ----------------------------------------
                                     21,103        19,458   62,519     56,801      8.5               10.1
                                     ========================================
Toll Messages (In millions)
Intrastate                            834.2         818.6  2,517.3    2,444.8      1.9%               3.0%
Intrastate                             40.9          41.5    124.8      122.9     (1.4)               1.5
                                     ----------------------------------------
                                      875.1         860.1  2,642.1    2,567.7      1.7                2.9
                                     ========================================

*Revised from previously reported amounts.

-------------------------
Operating Revenues
-------------------------
 (Dollars in Millions)

Local Service Revenues

  1996-1995                         Increase
-------------------------------------------------------------------------------
  Third Quarter                  $58.3      5.2%
-------------------------------------------------------------------------------
  Nine Months                   $178.4      5.4%
-------------------------------------------------------------------------------
  Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line and public telephone services.

  Higher usage of our network facilities was the primary reason for the increase in local service revenues in both the third quarter and nine month periods. Our access lines in service grew by 3.7% from September 30, 1995. We experienced strong usage growth in both the business and residential markets. Business usage was fueled by strong growth in Centrex lines and residential growth was driven by secondary lines.

  For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 16.

Network Access Revenues

  1996-1995                         Increase
-------------------------------------------------------------------------------
  Third Quarter                  $30.7      3.6%
-------------------------------------------------------------------------------
  Nine Months                    $83.1      3.3%
-------------------------------------------------------------------------------
  Network access revenues come from interexchange carriers (IXCs) for their use of our local exchange facilities in providing long distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to our network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to our network.

  Network access revenues increased in both periods of 1996 because of higher customer demand for access services as reflected by growth in access minutes of use. Access minutes of use grew 8.5% in the third quarter of 1996 and 10.1% for the year.

  This volume-related revenue growth was substantially offset by the effect of price reductions that we implemented during 1995 in connection with the Federal Communications Commission's (FCC) Interim Price Cap Plan. On July 20, 1996, we implemented price increases as part of our annual FCC price cap filing. These price increases had a small positive impact on access revenues in the third quarter of 1996.

  We expect that network access revenue growth for the remainder of 1996 relative to the same period last year will be positively impacted by continued strong volume growth and by FCC rate increases effective on July 20, 1996. A further discussion of our FCC price cap filing is provided in the section "Factors That May Impact Future Results - FCC Interim Price Cap Plan" on page 18.

Toll Service Revenues

  1996-1995                         (Decrease)
-------------------------------------------------------------------------------
  Third Quarter               $(15.7)       (4.4)%
-------------------------------------------------------------------------------
  Nine Months                 $(22.3)       (2.1)%
-------------------------------------------------------------------------------
  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries, commonly referred to as Local Access and Transport Areas ("LATAs"). Other toll services provided by our company include 800 services, Wide Area Telephone Service (WATS), and corridor services (between Northern New Jersey and New York City and between Southern New Jersey and Philadelphia).

      Toll message volumes in both the third quarter and nine months of 1996 increased only slightly from 1995. The decline in toll service revenues in both periods was mainly due to price reductions and discount offerings that we initiated on certain toll services in response to competition. In addition, we extended local calling areas in Virginia which had the effect of reducing toll service revenues.

      We believe that competition for toll services will continue to impact future revenue growth. You should read "Factors That May Impact Future Results" beginning on page 16 for a further discussion of toll service revenue issues.

Directory Publishing Revenues

   1996-1995                            Increase
-------------------------------------------------------------------------------
   Third Quarter                   $14.6        5.3%
-------------------------------------------------------------------------------
   Nine Months                     $36.7        4.4%
-------------------------------------------------------------------------------
      We earn directory publishing revenues primarily from local advertising and marketing services provided to businesses in our White and Yellow Pages directories published throughout the region. We also provide database and foreign directory marketing services.

      Growth in directory publishing revenues for both the third quarter and nine month periods was principally due to higher rates charged for these services.

Other Ancillary Services Revenues

   1996-1995                            Increase
-------------------------------------------------------------------------------
   Third Quarter                   $14.5        10.2%
-------------------------------------------------------------------------------
   Nine Months                     $17.8         4.2%
-------------------------------------------------------------------------------
      Our company provides other ancillary services which include systems integration services, billing and collection services provided to IXCs, customer premises equipment distribution, facilities rental services, and video and information services.

      Revenue growth in 1996 for these ancillary services was boosted by several new contracts with business customers for systems integration services. Year-to-date revenue growth was reduced due to the completion of certain phases of systems integration contracts with the federal government in early 1996.

Value-added Services Revenues

   1996-1995                            Increase
-------------------------------------------------------------------------------
   Third Quarter                 $58.0             16.4%
-------------------------------------------------------------------------------
   Nine Months                  $158.7             15.7%
-------------------------------------------------------------------------------
      Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

      Strong revenue growth from these services in 1996 is principally the result of our increased marketing and promotional efforts to expand our network customer base and increase usage. Demand for these services has also been fueled by the recent introduction of new and enhanced optional calling features.

Other Services Revenues

  1996-1995                                          (Decrease)
--------------------------------------------------------------------------------
 Third Quarter                                  $(123.7)     (76.5)%
--------------------------------------------------------------------------------
 Nine Months                                    $(360.9)     (77.1)%
--------------------------------------------------------------------------------
     Other services include revenues from computer maintenance, telecommunications consulting, and real estate businesses.

     The decline in other services revenues for both periods in 1996 was caused principally by the sale of our domestic computer maintenance subsidiary, Bell Atlantic Business Systems Services, Inc. in October 1995. Excluding the impact of this sale, other services revenues increased $4.2 million or 12.4% for the third quarter and $13.9 million or 14.9% year-to-date. These revenue increases were mainly due to higher business volumes at certain of our nonregulated subsidiaries.


----------------------------------------
Operating Expenses
----------------------------------------
(Dollars in Millions)

Employee Costs

  1996-1995                                          (Decrease)
--------------------------------------------------------------------------------
 Third Quarter                                   $(15.7)     (1.5)%
--------------------------------------------------------------------------------
 Nine Months                                     $(57.2)     (1.9)%
--------------------------------------------------------------------------------
     Employee costs consist of salaries, wages, and other employee compensation, employee benefits and payroll taxes. These costs include the operations of our network operations subsidiaries and nonregulated subsidiaries, as described separately below.

     Our network operations subsidiaries, which include the seven operating telephone companies and a subsidiary that provides centralized services and support, incurred higher employee-related costs in 1996 of $19.6 million or 2.1% in the third quarter and $70.4 million or 2.6% for the nine month period as compared to the same periods in 1995. These increases were mainly attributable to annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity principally as a result of higher business volumes. All of these expense increases were offset, in part, by the effect of lower work force levels. The number of employees at our network operations subsidiaries at September 30, 1996 was approximately 3,800 or 6.3% less than at that date in 1995.

     Employee costs at our nonregulated subsidiaries in the three and nine month periods decreased $35.3 million or 32.6% and $127.6 million or 38.7% over the corresponding periods in 1995. These decreases were caused by the sale of Bell Atlantic Business Systems Services, Inc. in October 1995 which resulted in a decrease of approximately 4,400 employees. Excluding the impact of this sale, employee costs for the nonregulated subsidiaries, increased $27.8 million in the third quarter and $63.4 million year-to-date. These expense increases were due, in part, to work force increases in 1996 at our nonregulated systems integration and premises wiring subsidiaries, and in our start-up video, information services and long distance businesses.

Depreciation and Amortization

  1996-1995                                          Increase
--------------------------------------------------------------------------------
 Third Quarter                                    $6.6      1.0%
--------------------------------------------------------------------------------
 Nine Months                                      $3.5      0.2%
--------------------------------------------------------------------------------
     Depreciation and amortization expense at our network operations subsidiaries for the three and nine month periods increased $15.1 million or 2.4% and $32.2 million or 1.7% over the same periods in 1995. The increases were principally caused by growth in depreciable telephone plant and changes in the composition of these plant assets. The plant-related increases were substantially offset by lower rates of depreciation and amortization. The composite depreciation rate for the network operations subsidiaries was 7.7% for the nine month period ended September 30, 1996 compared to 7.9% for the same period in 1995.

     Depreciation and amortization expense at our nonregulated subsidiaries for the three and nine month periods decreased $8.5 million or 42.3% and $28.7 million or 47.4% over the prior year. The decreases were mainly due to a reduction in depreciable assets resulting from the October 1995 sale of Bell Atlantic Business Systems Services, Inc. Without the effect of this sale, depreciation expense at the nonregulated subsidiaries increased $3.1 million in the third quarter of 1996 and $6.4 million year-to-date.

Other Operating Expenses

  1996-1995                          Increase/(Decrease)
--------------------------------------------------------------------------------
 Third Quarter                       $(24.0)     (2.8)%
--------------------------------------------------------------------------------
 Nine Months                          $42.6       1.8%
--------------------------------------------------------------------------------
     Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

     The change in other operating expenses includes the impact of the October 1995 sale of Bell Atlantic Business Systems Services, Inc. Excluding the effect of this sale, other operating expenses increased $20.5 million or 2.5% in the third quarter of 1996 and $179.3 million or 7.8% year-to-date over the same periods in 1995.

     The rise in other operating expenses was largely due to additional costs incurred at the network operations subsidiaries to upgrade network software, enhance billing and operating systems, market value-added services and comply with the implementation of the Telecommunications Act of 1996. Higher expenses during 1996 in our systems integration subsidiaries and start-up expenses for our long distance, information services and video business ventures also contributed to increased other operating expenses.

     These cost increases were partially offset by lower expenses incurred at our other nonregulated subsidiaries and the effect of nonrecurring costs associated with certain business development ventures and contracts which were recorded in the third quarter of 1995.

Equity in Income of Affiliates

  1996-1995                                 Increase
--------------------------------------------------------------------------------
 Third Quarter                       $31.3             42.0%
--------------------------------------------------------------------------------
 Nine Months                         $97.5             56.0%
--------------------------------------------------------------------------------
     Equity in income of affiliates includes equity income and losses and goodwill amortization related to our investments in unconsolidated businesses. For comparative purposes, the domestic cellular and paging businesses for periods prior to July 1, 1995 are presented as though accounted for under the equity method.

     Equity income from our investment in domestic cellular and paging businesses for the three and nine month periods of 1996 was $98.3 million and $267.4 million, compared to $69.7 million and $176.2 million for the same periods last year. These increases were driven primarily by strong revenue growth resulting from growth in the cellular subscriber base of more than 36% and improved operating margins.

     Our equity income was boosted in 1996 by improved operating results from our investment in Telecom Corporation of New Zealand Limited. Also contributing to the increase were net foreign exchange gains and a reduction in the amortization of goodwill related to our investment in Grupo Iusacell, S.A. de C.V. (Iusacell). Foreign exchange gains and losses due to fluctuations in the Mexican peso exchange rate will continue to impact our Iusacell investment.

     Higher equity losses associated with our investments in several start-up ventures such as a personal communications services joint venture, PrimeCo Personal Communications L.P.; an international wireless joint venture, Omnitel-Pronto Italia; and a multimedia joint venture, TELE-TV; partially offset the increases in both periods.

Other Income (Expense), Net

  1996-1995                                      (Decrease)
--------------------------------------------------------------------------------
 Third  Quarter                                   $(327.0)
--------------------------------------------------------------------------------
 Nine Months                                      $(338.4)
--------------------------------------------------------------------------------
     Other income (expense), net, consists primarily of interest and dividend income, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

     The change in non-operating income (expense) was almost entirely attributable to an approximate $318 million pretax gain recorded in the third quarter of 1995 on the sale of certain cellular properties in connection with the formation of the Bell Atlantic NYNEX Mobile partnership.

Interest Expense

  1996-1995                                      (Decrease)
--------------------------------------------------------------------------------
 Third Quarter                          $(14.0)              (10.5)%
--------------------------------------------------------------------------------
 Nine Months                            $(46.1)              (11.3)%
--------------------------------------------------------------------------------
     We reduced interest expense in 1996 by lowering our borrowing levels and refinancing certain long-term debt at lower rates of interest.

Provision for Income Taxes

  1996-1995                                      (Decrease)
--------------------------------------------------------------------------------
 Third Quarter                          $(90.4)              (24.3)%
--------------------------------------------------------------------------------
 Nine Months                            $(73.9)              (8.0)%
--------------------------------------------------------------------------------

Effective Income Tax Rates

  For the Three Months Ended September 30
--------------------------------------------------------------------------------
 1996                                             36.8%
--------------------------------------------------------------------------------
 1995                                             38.1%
--------------------------------------------------------------------------------


  For the Nine Months Ended September 30
--------------------------------------------------------------------------------
 1996                                             36.9%
--------------------------------------------------------------------------------
 1995                                             38.6%
--------------------------------------------------------------------------------
     The lower effective income tax rates for both periods of 1996 resulted primarily from changes in certain foreign entity results for which there were no corresponding tax benefits or expense. The change in the rates was also impacted by adjustments to federal and state income taxes at our network operations companies and the effect of a decrease in the Pennsylvania state income tax rate in 1995.

------------------------------------------
Factors That May Impact Future Results
------------------------------------------
Federal Legislation

     The Telecommunications Act of 1996 (the "Act") became law on February 8, 1996 and takes the place of the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open the local exchange market to competition and permit Bell Operating Companies, such as our company to provide interLATA services (long distance) and to engage in manufacturing. However, the ability of our company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the long distance market, the Act takes a two-fold approach. Effective February 8, 1996, our company was permitted to offer long distance services outside of the geographic region in which it currently operates as a local exchange carrier. On July 31, 1996, one of our subsidiaries began marketing such services in three states outside our region and plans to offer such services in several other states. In addition, our wireless businesses are now permitted to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Within our geographic region, we must demonstrate to the FCC that we have satisfied certain requirements in order to be permitted to offer new long distance services. Among the requirements with which we must comply is a 14-point "competitive checklist" which will enable competitors to offer competitive local service, either through resale, through the purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the long distance market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated with those carriers, or determined through state arbitrations when negotiations fail.

     On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in subsequent orders.

     Bell Atlantic and others appealed the interconnection order to the U.S. Court of Appeals. That case is currently pending. On October 14, 1996, the Court issued a partial stay of the FCC's interconnection order. The Court's order stays the effectiveness of the uniform national pricing rules adopted by the FCC. The order also stays the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations will continue while the stay is in effect, pending the Court's final determinations of the issues raised by the pending petitions for review.

     We are unable to definitively predict the specific impact that the Act will have on our business or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, as well as the timing, extent and success of our pursuit of new business opportunities resulting from the Act, the provisions of the FCC's regulations that survive judicial review, and the outcome of state interconnection proceedings.

Competition

   IntraLATA Toll Services

     Our intraLATA toll services are calls that both originate and terminate within the same LATA (Local Access and Transport Area), but cover a greater distance than a local call. These revenues are generally regulated by the state regulatory commissions rather than federal authorities. All of our state regulatory commissions (except in the District of Columbia where intraLATA toll service is not provided) permit other carriers to offer intraLATA toll services within the state.

     Currently, intraLATA toll calls in these states are completed by our operating telephone subsidiaries unless the customer dials an access code. This dialing method would be changed by "presubscription". Presubscription would enable customers to make these toll calls using another carrier without having to dial the access code.

     The recent telecommunications legislation addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as the Bell Operating Company is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995.

     In December 1995, two state regulatory commissions ordered our operating telephone companies in Pennsylvania and West Virginia to provide intraLATA presubscription within eighteen months of their orders. The order in Pennsylvania stated that a reasonable effort should be made to coordinate implementation of presubscription with our entry into the long distance market in Pennsylvania. In West Virginia, we filed an appeal with the West Virginia Supreme Court regarding their presubscription order.

     In New Jersey, the Board of Public Utilities (BPU) issued an order on December 14, 1995 finding that implementation of presubscription in New Jersey would be in the public interest. In August 1996, the BPU proposed to adopt a rule by the end of the year which would require implementation of presubscription on May 5, 1997. The Delaware Public Service Commission (DPSC) stated on March 26, 1996, that it would defer issuing a decision regarding implementation of presubscription for six months. A final decision by the DPSC is expected in the fourth quarter of 1996.

     We expect to offer intraLATA presubscription in our other state jurisdictions coincident with our offering of in-region long distance service, as required by the Act.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially if we are not permitted contemporaneously to offer interLATA services. In states where we must offer intraLATA presubscription before interLATA authority, our ability to offset the impact of presubscription will depend, in part, upon how quickly we meet the requirements of the "competitive checklist."

   Local Exchange Services

     Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in the District of Columbia, Delaware, Maryland, New Jersey, Pennsylvania and Virginia. In September 1996, legislation in the District of Columbia was signed into law that is expected to increase competition in the local exchange market.

     The Act is expected to significantly increase the level of competition in all of our local exchange markets.

FCC Interim Price Cap Plan

     The FCC regulates the rates that we can charge IXCs and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year, under the rules of their Interim Price Cap Plan. In June of 1996, we filed our Annual Access Tariff plan with the FCC, which contained new access services rates for the period from July 1996 through June 1997. The rates included in the filing resulted in price increases totaling approximately $21 million on an annual basis. The new rates became effective on July 20, 1996.

     The FCC is expected to adopt a revised price cap plan effective with the 1997 Annual Access Tariff Filing.

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


----------------------------------------
Other Matters
----------------------------------------

Environmental Issues

     We are subject to a number of environmental proceedings as a result of the operations of our subsidiaries and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which our subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency or joined as third-party defendants in pending Superfund litigation. Such designation or joinder subjects the named company to potential liability for costs relating to cleanup of the affected sites. We are also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

     We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Our recorded liabilities reflect those specific situations where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. We believe that the aggregate amount of any additional potential liability would not have a material effect on our results of operations or financial condition.

Proposed  Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     We expect that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. We expect to close the merger in the first quarter of 1997.

     As a result of the merger, the merged companies will incur certain transition costs, currently estimated at $700 million to $900 million (pretax), in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities and employee severance and relocation resulting from the merger. While the exact timing, nature and amount of these transaction costs is subject to change, the Company anticipates that a one-time pretax charge of approximately $200 million for the direct incremental merger-related costs will be recorded in the quarter in which the merger is completed. The estimate is comprised of the following amounts:

                                                                   (Dollars in Millions)
                                                                   ---------------------
                   Professional services                                   $ 75.6
                   Compensation arrangements                                 52.1
                   Shareowner related costs                                  25.3
                   Registration and other regulatory costs                   18.5
                   Taxes and other                                           28.5
                                                                            -----
                                                                           $200.0
                                                                           ======

     In addition to the one-time pretax charge of approximately $200 million for direct incremental merger-related costs, the combined company also expects to record a one-time charge for severance costs in the quarter in which the merger is completed. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and
(iii) changes, if any, to severance plan provisions.

     It is expected that the new combined company will recognize recurring expense savings of approximately $600 million annually by the third year following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Of these savings, $300 million are expected to be achieved in the first year following completion of the merger with an additional $150 million in each of the two succeeding years. Incremental savings in annual capital expenditures for the new combined company should grow to approximately $250 million to $300 million, including efficiencies relating to purchasing, marketing trials and equipment testing.

Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger is forward-looking and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors could affect the future results of the new combined company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the companies; (ii) a significant delay in the expected closing of the merger; (iii) future regulatory actions and conditions in both the companies' operating areas;
(iv) competition from others in the local telephone and toll service markets; and, (v) the timing of entry and profitability of the new combined company in the long distance market.

----------------------------------------
Financial Condition
----------------------------------------

                                                     (Dollars in Millions)
                                               ---------------------------------
For the Nine Months Ended September 30              1996               1995
--------------------------------------------------------------------------------
Cash Flows From (Used In):
   Operating Activities                           $ 3,187.5          $ 2,916.2
   Investing Activities                            (1,684.1)          (1,952.5)
   Financing Activities                            (1,761.4)          (1,008.9)
                                               =================================

     We use the net cash generated from our operations and external financing to fund capital expenditures for network expansion and modernization, pay dividends and invest in and operate our existing operations and new businesses. While current liabilities exceeded current assets at both September 30, 1996 and December 31, 1995, our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt and equity financing may be needed to fund additional development activities and to maintain our capital structure within guidelines. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal requirements, and the expectations of our shareowners.

     In the definitive merger agreement with NYNEX, we agreed, pending closing of the merger, that our quarterly dividend payments will not exceed $.72 per share through the February 1, 1997 payment date and $.74 per share beginning with the May 1, 1997 payment date. The initial annual dividend of the combined company is expected to be $3.08 per share.

     We limit the use of derivatives to managing risk that could jeopardize the financing and operating flexibility of our company, making cash flows more stable over the long run, and achieving savings over traditional means of financing. Derivative agreements are tied to a specific liability or asset and hedge the related economic exposures. The use of these hedging agreements has not had a material impact on our financial condition or results of operations. We do not use derivatives for trading purposes.

Cash Flows From Operating Activities

     Through the third quarter of 1996, our primary source of funds continued to be cash generated from operations. Improved cash flows from operating activities during 1996 resulted principally from improved accounts receivable collections and timing differences in the payment of accrued taxes.

Cash Flows Used in Investing Activities

     Capital expenditures continued to be the primary use of capital resources in 1996. During the nine month period ended September 30, 1996, we invested approximately $1,578 million, as compared to approximately $1,905 million in the nine month period of 1995, in our network core businesses to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. Lower capital expenditures through the first nine months of 1996 were principally due to the timing of construction plans. We expect that capital expenditures for 1996 will total approximately $2.5 billion.

     During the nine month periods of 1996 and 1995, we prefunded a trust with the purchase of approximately $130.0 million and $135.0 million in short-term investments for the purpose of compensating employees for vacation pay earned during the prior year. Cash proceeds from the sale of these short-term investments amounted to $90.4 million and $93.1 million at the end of September 1996 and 1995.

     Cash investing activities during the first nine months of 1996 included additional investments of approximately $109 million in PrimeCo Personal Communications L.P. (PrimeCo), $50 million in Omnitel-

Pronto Italia (Omnitel), and $21 million in TELE-TV. During the same period in 1995, we invested approximately $272 million in PrimeCo, $28 million in Omnitel, and $15 million in TELE-TV.

     In the third quarter of 1996, we received a temporary return of capital of $64.6 million from our PrimeCo investment.

     During the nine month periods of 1996 and 1995, we received cash payments of $107.8 million and $298.1 million on notes receivable. These payments included approximately $100 million in 1996 and $151 million in 1995 related to a note that we received in connection with the 1994 sale of our lease financing subsidiary. We also received cash proceeds of $87.0 million in 1995 on a note that was established in connection with the formation of the Bell Atlantic NYNEX Mobile partnership.

Cash Flows Used in Financing Activities

     Dividend payments through the first nine months of 1996 continued to be a significant use of capital resources. During 1996, we also reduced our long-term debt (including capital lease obligations) and short-term borrowings by $787.4 million.

     For the nine months ended September 30, 1996, short-term borrowings decreased by $649.0 million reflecting lower levels of construction funding, while in the corresponding period in 1995 short-term borrowings increased by approximately $83 million primarily to finance our investments in joint ventures.

     As of September 30, 1996, we had unused bank lines of credit in excess of $2.2 billion. Our operating telephone subsidiaries and parent company have shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities.

     Our debt ratio was 50.9% at September 30, 1996 and 55.5% at December 31, 1995. The debt securities of our subsidiaries continue to be accorded high ratings by primary rating agencies.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

        Exhibit Number

        11  Computation of Per Common Share Earnings.
        12  Computation of Ratio of Earnings to Fixed Charges.
        27  Financial Data Schedule.

        (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

        A Current Report on Form 8-K, dated July 2, 1996, was filed regarding the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, by and between Bell Atlantic Corporation and NYNEX Corporation.

        A Current Report on Form 8-K, dated July 18, 1996, was filed regarding the Company's second quarter 1996 financial results.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BELL ATLANTIC CORPORATION


Date: November 7, 1996              By /s/ William O. Albertini
                                       ------------------------
                                       William O. Albertini
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1996.