Form 10-K
period 1996-12-31
BELL ATLANTIC CORP
filed 1997-03-25
CIK 732712

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

         (Mark one)

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                         Commission file number 1-8606

                           Bell Atlantic Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                          23-2259884
 (State of incorporation)                               (I.R.S. Employer
                                                       Identification No.)

     1717 Arch Street
Philadelphia, Pennsylvania                                   19103
  (Address of principal                                    (Zip Code)
    executive offices)

      Registrant's telephone number, including area code:  (215) 963-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
     Title of each class                                 which registered
     -------------------                                 ----------------
 Common Stock, $1 par value.....................     New York, Philadelphia,
                                                     Boston, Chicago and
                                                     Pacific Stock Exchanges

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


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

  At February 28, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $30,249,000,000.

  At February 28, 1997, 437,768,397 shares of the registrant's Common Stock were outstanding, after deducting 47,870 shares held in treasury.

  Documents incorporated by reference:

  Portions of the registrant's Annual Report to shareowners for the year ended December 31, 1996 (Part II).

  Portions of the registrant's Proxy Statement dated March 10, 1997 prepared in connection with the Annual Meeting of Shareowners (Part III).
================================================================================

                               TABLE OF CONTENTS

Item No.                                                                    PAGE
--------                                                                    ----
                                    PART I

 1.   Business........................................................       1
 2.   Properties......................................................      16
 3.   Legal Proceedings...............................................      17
 4.   Submission of Matters to a Vote of Security Holders.............      18
 Executive Officers of the Registrant.................................      18

                                    PART II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters.............................................      19
 6.   Selected Financial Data.........................................      19
 7.   Management's Discussion and Analysis of Financial
      Condition and Results of  Operations............................      19
 8.   Financial Statements and Supplementary Data.....................      19
 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.............................      19

                                   PART III

10.   Directors and Executive Officers of the Registrant..............      20
11.   Executive Compensation..........................................      20
12.   Security Ownership of Certain Beneficial Owners and
      Management......................................................      20
13.   Certain Relationships and Related Transactions..................      20

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K.....................................................      21



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 20, 1997

                                    PART I

Item 1.  Business

                                    GENERAL

  Bell Atlantic Corporation (the "Company") is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

  Pursuant to the Divestiture, AT&T transferred to the Company, among other assets, its 100% ownership interest in seven of the twenty-two Bell System operating companies ("BOCs"): New Jersey Bell Telephone Company; The Bell Telephone Company of Pennsylvania; The Diamond State Telephone Company; The Chesapeake and Potomac Telephone Company; The Chesapeake and Potomac Telephone Company of Maryland; The Chesapeake and Potomac Telephone Company of Virginia; and The Chesapeake and Potomac Telephone Company of West Virginia (collectively, the "telephone subsidiaries"). In January, 1994, to facilitate the creation of a uniform "Bell Atlantic" brand name across the territories served by the telephone subsidiaries, the names of the telephone subsidiaries were changed to Bell Atlantic - New Jersey, Inc. ("Bell Atlantic - New Jersey"), Bell Atlantic - Pennsylvania, Inc. ("Bell Atlantic - Pennsylvania"), Bell Atlantic - Delaware, Inc. ("Bell Atlantic - Delaware"), Bell Atlantic - Washington, D.C., Inc. ("Bell Atlantic - Washington, D.C."), Bell Atlantic - Maryland, Inc. ("Bell Atlantic - Maryland"), Bell Atlantic - Virginia, Inc. ("Bell Atlantic - Virginia") and Bell Atlantic - West Virginia, Inc. ("Bell Atlantic - West Virginia"), respectively.

  The Company was incorporated in 1983 under the laws of the State of Delaware and has its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103 (telephone number 215-963-6000).


     LINE OF BUSINESS RESTRICTIONS AND THE TELECOMMUNICATIONS ACT OF 1996


  The consent decree entitled "Modification of Final Judgment" ("MFJ") and the Plan of Reorganization ("Plan") approved by the United States District Court for the District of Columbia set forth the terms of Divestiture and established certain restrictions on the post-Divestiture activities of the RHCs, including the Company, and their affiliates. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interLATA (long distance) telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment.

  The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the MFJ. In general, the Act includes provisions to open the telephone subsidiaries' local exchange markets to competition and to permit affiliates of local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder.

  With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, the Company was permitted to apply for state approval to offer interLATA services in states outside of the geographic region in which the telephone subsidiaries currently operate as local exchange carriers. In addition, the Company's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

  Secondly, each of the telephone subsidiaries must demonstrate to the Federal Communications Commission ("FCC") that it has satisfied certain requirements in order for the Company to be permitted to offer interLATA services for calls originating within the geographic region in which the telephone subsidiary operates as a local exchange carrier. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist," which includes steps the telephone subsidiaries must take which will help competitors offer local services either through resale of the telephone subsidiaries' service, purchase of unbundled network elements from the telephone subsidiaries, or though the competitors' own networks. A telephone subsidiary must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

  The FCC is required to conduct a number of rulemakings to implement the Act. See "FCC Regulation and Interstate Rates - Access Charge and Universal Service Reform" and "Competition - Local Exchange Services." The ultimate outcome of FCC rulemakings could have a significant impact upon successful implementation of the Act and the extent, nature and timing of competition in the local exchange and interLATA markets.

  No definitive prediction can be made as to the impact of the Act on the business, results of operations or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.


                    PROPOSED MERGER WITH NYNEX CORPORATION


  In April, 1996, the Company and NYNEX Corporation announced a definitive agreement for a merger of equals; the agreement was amended in July, 1996 (the agreement, as amended, hereinafter the "Merger Agreement").

  Under the Merger Agreement, NYNEX will become a subsidiary of the Company and NYNEX shareowners will receive 0.768 of a share of Company common stock for each share of NYNEX common stock owned. The shares of Company stock to be issued to NYNEX stockholders in the merger will constitute approximately 44% of the outstanding stock of the Company after the merger.

  NYNEX is another of the RHCs created at Divestiture, and the BOCs owned by NYNEX serve the Northeastern portion of the United States. The business of the NYNEX BOCs is qualitatively similar to that of the Company's telephone subsidiaries as described below under "The Telephone Subsidiaries - General." NYNEX is also subject to the Act, and to FCC regulation, in much the same ways as the Company is, as described above under "Line of Business Restrictions and the Telecommunications Act of 1996" and below under "The Telephone Subsidiaries
- FCC Regulation and Interstate Rates," respectively. The operations of the NYNEX BOCs are also subject to regulation by the public utility commissions of New York, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire and Maine. As discussed below under "Domestic Wireless Communications," the Company and NYNEX have previously formed partnerships which contain substantially all of their domestic cellular, paging and personal communications services businesses.

  The Company believes that the proposed merger will be an effective means of achieving the operating efficiency, scale, scope and financial resources necessary to expand into the new markets available to the Company under the Act and to compete with new market entrants in the Company's existing markets.

  As a result of the merger, the Company will incur certain transition costs, currently estimated at $700 million to $900 million. The Company also expects to recognize recurring expense savings of approximately $600 million annually by the third year following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Incremental savings in annual capital expenditures for the Company should grow to approximately $250 million to $300 million, including efficiencies relating to purchasing, marketing trials and equipment testing.

  Shareowners of both companies approved the merger in November, 1996. Completion of the merger remains subject to a number of conditions, the principal ones relating to regulatory reviews. The Company is unable to predict when it will be able to complete the merger.

  Pursuant to the Merger Agreement, the principal executive offices of the Company following completion of the merger will be in New York, New York.


                           THE TELEPHONE SUBSIDIARIES


General

  The telephone subsidiaries presently serve a territory ("Territory") consisting of 19 Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which a telephone subsidiary has been permitted by the MFJ to provide telephone service.

  The telephone subsidiaries currently provide two basic types of telecommunications services. First, they transport telecommunications traffic between subscribers located within the same LATA, including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial-tone service for pay telephones owned by the Company and by other pay telephone providers). Among other local services provided are Centrex (telephone subsidiary central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). As permitted by the Plan, Bell Atlantic - New Jersey and Bell Atlantic - Pennsylvania also earn revenue from the provision of telecommunications service between LATAs in corridors between the cities (and certain surrounding counties) of (i) New York, New York and Newark, New Jersey and (ii) Philadelphia, Pennsylvania and Camden, New Jersey. Second, the telephone subsidiaries provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of long distance carriers which, in turn, provide interLATA service to their customers. Bell Atlantic - Pennsylvania, Bell Atlantic - Delaware, Bell Atlantic - Maryland, Bell Atlantic - West Virginia, Bell Atlantic - Virginia and Bell Atlantic - New Jersey also provide exchange access service to interexchange carriers ("IXCs") which provide intrastate intraLATA toll service.

Operations

  During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the telephone subsidiaries into lines of business ("LOBs") operating across these companies. The LOBs focus on specific market segments. The telephone subsidiaries remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

  The Consumer Services LOB markets communications services to residential customers within the Territory (11 million households and 29 million people). 1996 revenues generated by the Consumer Services LOB were approximately $4.3 billion, representing approximately 33% of the telephone subsidiaries' aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

  The Carrier Services LOB markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1996 revenues generated by the Carrier Services market were approximately $2.7 billion, representing approximately 21% of the telephone subsidiaries' aggregate revenues. Approximately 91% of total Carrier Services revenues were derived from IXCs; AT&T is the largest single customer. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

  The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines). The Small Business Services LOB has approximately 1.2 million small business customers in the Territory which in 1996 generated approximately $1.9 billion in revenues, representing approximately 15% of the telephone subsidiaries' aggregate revenues.

  The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services. 1996 revenues from the Large Business Services LOB were approximately $1.8 billion, representing approximately 14% of the telephone subsidiaries' aggregate revenues.

  The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers. 1996 revenues from the Directory Services LOB were approximately $1.1 billion, representing approximately 9% of the telephone subsidiaries' aggregate revenues. In February, 1997, the Company introduced the Bell Atlantic Interactive Yellow Pages, an Internet-based electronic shopping service. That product is designed to meet businesses' needs to advertise in a variety of media.

  The Public and Operator Services LOB markets pay telephone and operator services in the Territory to meet consumer needs for accessing public networks and locating and identifying network subscribers, and to provide calling assistance and arrange billing alternatives (e.g., calling card, collect and third party calls). 1996 revenues from the Public and Operator Services LOB were approximately $700 million, representing approximately 5% of the telephone subsidiaries' aggregate revenues.

  The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government. 1996 revenues from the Federal Systems LOB were approximately $400 million, representing approximately 3% of the telephone subsidiaries' aggregate revenues.

  The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the telephone subsidiaries to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.

FCC Regulation and Interstate Rates

  The telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for the telephone subsidiaries; the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"); and depreciation rates applicable to assets allocated to interstate services. The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

  The FCC has prescribed structures for exchange access tariffs to specify the charges ("access charges") for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate interLATA service. In general, the tariff structures prescribed by the FCC provide that interstate costs of the telephone subsidiaries which do not vary based on usage are recovered from subscribers through flat monthly charges ("subscriber line charges"), and from IXCs through usage-sensitive Carrier Common Line ("CCL") charges. Traffic-sensitive interstate costs are recovered from carriers through variable access charges based on several factors, primarily usage.

 Price Caps

  The FCC's price cap system, which became effective in 1991, places caps on overall telephone subsidiary prices for interstate access services. The caps are modified annually, in inflation-adjusted terms, to reflect increases in productivity, and can also be adjusted to reflect certain "exogenous" changes, such as changes in FCC separations procedures.

  Under the current form of the price cap system, the Company's price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as the Company may elect, which is intended to reflect increases in productivity ("Productivity Factor"). If the Company selects the 4.0% or 4.7% Productivity Factor, it is required to share a portion of its future interstate earnings in excess of a rate of return of 12.25%. If the Company selects the 5.3% Productivity Factor, it is not required to share a portion of its future interstate earnings.

  In July, 1996, the Company selected the 5.3% Productivity Factor for the July, 1996 to June, 1997 tariff period. The rates included in the July, 1996 filing resulted in price increases totaling approximately $21 million on an annual basis.

  Access Charge and Universal Service Reform

  In December, 1996, the FCC commenced a proceeding to reform the interstate access charge system. The FCC is considering two approaches for establishing a transition to access charges which more closely reflect the economic cost of access services and for deregulating access services as competition develops in the local exchange and exchange access markets. Under a market-based approach, the FCC would rely on actual and potential competition from new facilities-based service providers and market entrants purchasing unbundled network elements to drive prices for access services toward appropriate levels. As competition develops, the FCC would gradually relax, and ultimately remove, existing access rate structure requirements and price cap restrictions. Under an alternative prescriptive approach, the FCC would specify the nature and timing of changes to the current access charge rate levels. The FCC is expected to release its order in this proceeding in the second quarter of 1997. The Company is unable to predict the amount of any modifications in access charges that could result from this proceeding, the manner in which such modifications would be effectuated, or the time period over which such modifications would occur.

  The FCC has also initiated a rulemaking under the Act designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas which are expensive to serve. The FCC proposes to restructure the current federal Universal Service Fund, which provides support for high cost access and low-income assistance, and, as required by the Act, to establish new support mechanisms for discounted services for schools, libraries and rural health care providers. The FCC must issue an order resolving the universal service issues by May, 1997. The Company is unable to predict the ultimate size of the Fund, how contributions to the Fund by telecommunications providers will be determined, how payments from the Fund will be distributed, or the financial impact of this proceeding on the Company.

 FCC Cost Allocation and Affiliate Transaction Rules

  FCC rules govern (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

  Under the cost allocation rules, unregulated activities include activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

  The affiliate transaction rules govern the pricing of assets transferred, and services provided, between affiliates. These rules generally require that assets be transferred between affiliates at "market price," if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value.

  The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

State Regulation of Rates and Services

  The communications services of the telephone subsidiaries are subject to regulation by the public utility commissions in the jurisdictions in which they operate with respect to intrastate rates and services and certain other matters. For a discussion of regulatory proceedings regarding competition in the telephone subsidiaries' local exchange and intraLATA toll markets, see "Competition - Local Exchange Services" and "Competition - IntraLATA Toll Services."

 Bell Atlantic -  New Jersey, Inc.

  The New Jersey Telecommunications Act of 1992 authorized the Board of Public Utilities ("BPU") to adopt alternative regulatory frameworks to address changes in technology and the structure of the telecommunications industry and to promote economic development. It also deregulated services which the BPU found to be competitive. Pursuant to that legislation, Bell Atlantic - New Jersey filed a Plan for Alternative Form of Regulation (the "New Jersey Plan"), which became effective with modifications required by the BPU in May, 1993 and was affirmed on appeal in 1996.

  The New Jersey Plan divides Bell Atlantic - New Jersey's services into Rate-Regulated Services and Competitive Services. Rate-Regulated Services are grouped in two categories:

     - "Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased in an amount limited to the prior year's increase in the Gross National Product-Price Index ("GNP-PI") less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are capped through December

  1999.  However, revenue-neutral rate restructuring for Rate-
  Regulated Services, including Protected Services and basic residence service, is permitted.

     - "Other Services": Custom Calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service. Rates for Other Services may be increased beginning January, 1996 in an amount limited to the prior year's increase in the GNP-PI less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 12.7%.

  All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which earnings for Rate-Regulated Services are capped. Competitive Services are deregulated under the New Jersey Telecommunications Act of 1992.

 Bell Atlantic -  Pennsylvania, Inc.

  In July, 1993, legislation was enacted in Pennsylvania which enabled Bell Atlantic - Pennsylvania to petition the Pennsylvania Public Utility Commission ("PPUC") to regulate Bell Atlantic - Pennsylvania under an alternative form of regulation. In October, 1993, Bell Atlantic - Pennsylvania filed its petition and plan with the PPUC. In June, 1994, the PPUC approved, with modifications, Bell Atlantic - Pennsylvania's Alternative Regulation Plan (the "Pennsylvania Plan"); the modifications were accepted by Bell Atlantic - Pennsylvania in July, 1994.

  The Pennsylvania Plan provides for a pure price cap plan with no sharing of earnings with customers, and replaces rate base rate of return regulation. The Pennsylvania Plan removes from price and earnings regulation certain competitive services, including directory advertising, billing services, Centrex service, paging, speed calling and repeat calling. All remaining services will be price regulated.

  Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93% will be permitted. Annual price decreases are required when the GDP-PI falls below 2.93%. Prices for protected services in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through December 31, 1999. However, revenue-neutral rate restructuring for non-competitive services is permitted.

  The Pennsylvania Plan requires Bell Atlantic - Pennsylvania to propose a Lifeline service for residential customers on a revenue-neutral basis. The Plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

  In July, 1994, several parties filed appeals in the Pennsylvania Commonwealth Court regarding the PPUC's order approving the Pennsylvania Plan. In December, 1995, the Commonwealth Court issued an opinion and order affirming in part and reversing, vacating and remanding in part the PPUC's decision. The Commonwealth
Court: (i) vacated the PPUC's determination of the price cap formula and remanded to the PPUC for quantification of an "input price differential" (i.e., difference between the cost of Bell Atlantic - Pennsylvania's inputs and the U.S. economy's inputs); (ii) vacated and remanded for additional findings the PPUC's decision that directory advertising and billing services are "competitive" services; and (iii) reversed the PPUC's decision that paging, Centrex, speed calling, and repeat call are competitive. In all other respects, the PPUC's order was sustained. The PPUC and Bell Atlantic - Pennsylvania have filed petitions requesting that the Pennsylvania Supreme Court review the Pennsylvania Commonwealth Court's ruling. The Supreme Court has decided to hear this appeal, and a decision is expected in 1997. In the meantime, the petition for review has the effect of staying the Commonwealth Court's order.

  On November 1, 1996, Bell Atlantic - Pennsylvania made its third annual price adjustment filing under the Pennsylvania Plan. On December 19, 1996, the PPUC approved the filing, with modifications, which reduced rates by $12.9 million annually, effective January 1, 1997. However, the PPUC ordered these reductions on services which differed from those proposed by Bell Atlantic - Pennsylvania.

  In 1996, Bell Atlantic - Pennsylvania also filed a plan to rebalance and restructure rates on a revenue-neutral basis. This filing provided for increases to specific revenue categories with offsetting decreases in other categories. On December 12, 1996, the PPUC approved the filing with certain modifications. Bell Atlantic - Pennsylvania began implementing new rates in January, 1997, with additional changes to be implemented in May and June, 1997.

 Bell Atlantic - Delaware, Inc.

  In March, 1994, Bell Atlantic - Delaware elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act"). The Delaware Telecommunications Act provides that:

     -the prices of "Basic Telephone Services" (e.g., dial-tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation (GDP-PI) less 3%;

     -the prices of "Discretionary Services" (e.g., Identa Ring(SM) and Call
      Waiting) cannot increase more than 15% per year per service;

     -the prices of "Competitive Services" (e.g., directory advertising and message toll service) will not be subject to tariff or regulation; and

     -Bell Atlantic - Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission during the fifth year of the plan.

 Bell Atlantic  - Washington, D.C., Inc.

  In January, 1993, the District of Columbia Public Service Commission ("DCPSC") adopted a regulatory reform plan for the intra-Washington, D.C. services of Bell Atlantic - Washington, D.C., to be in effect for a three-year trial period.
This plan provided for a banded rate of return of 100 basis points over or under the authorized return on equity (which was set at 11.45% in December, 1993). Bell Atlantic - Washington, D.C. was permitted to seek a rate increase if its return on equity fell below 10.45% and was required to share, through refunds, 50% of any earnings in excess of a return on equity of 12.45%.

  In January, 1995, Bell Atlantic - Washington, D.C. filed a petition with the DCPSC seeking approval of a proposed price cap plan to become effective upon the expiration of the 1993 reform plan. In November, 1996, the DCPSC approved a price cap plan for intra-Washington, D.C. services provided by Bell Atlantic-Washington, D.C. The plan (1) is for four years, through December 31, 1999; (2) divides services into three categories: basic, discretionary, and competitive;
(3) caps certain basic residential rates for the term of the plan and allows other basic rates to change with the rate of inflation (GDP-PI) minus 3%; (4) allows discretionary service rates to increase up to 15% annually; (5) eliminates price limits on competitive service rates; (6) reduces residential rates by $3.2 million in 1996, and business rates by $2.2 million in 1997 and $3.2 million in 1998; (7) establishes a trust fund to finance advanced telecommunications services in the District's public schools, libraries, and community centers; and (8) eliminates the regulation of profits.

 Bell Atlantic - Maryland, Inc.

  In January, 1993, the Public Service Commission of Maryland ("MPSC") continued a regulatory reform plan (the "Reform Plan"), first adopted in 1990, for regulating the intrastate services provided by Bell Atlantic - Maryland. The Reform Plan provided for sharing of earnings on Other-Than-Competitive Services (e.g., basic business and residential dial-tone line and usage, pay telephone services, and intraLATA toll services) within a prescribed range (12.7% to 16.5%) of return on equity. Earnings on Competitive Services (e.g., Centrex intercom, and high capacity, special access and private line service) were not subject to rate of return limitation.

  In 1995, the Maryland General Assembly enacted legislation which permitted the MPSC to regulate Bell Atlantic - Maryland by a method other than rate base rate of return regulation.

  In December, 1995, Bell Atlantic - Maryland filed a proposed price cap plan with the MPSC. In November, 1996, the MPSC approved a price cap plan for regulating the intrastate services provided by Bell Atlantic - Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. The MPSC ordered rates for Access to be reduced by $32.1 million. These reduced rates and rates for Basic-Residential and Basic-Business are capped for a period of three years. After the cap period, rates for services in these three categories can be increased or decreased annually under a formula that is based upon changes in the rate of inflation (GDP-PI) minus a productivity offset based upon changes in the rate of inflation (CPI). Rates for Discretionary services may be increased under the same formula. Rates for Competitive services may be increased without regulatory limits. Regulation of profits is eliminated.

  Certain parties have appealed the MPSC's decision in state court.

 Bell Atlantic - Virginia, Inc.

  Under legislation passed in the 1993 session of the Virginia General Assembly, the Virginia State Corporation Commission ("VSCC") is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation. In February, 1994, Bell Atlantic - Virginia filed a proposal to have its noncompetitive services regulated on a price cap basis; competitive services would not be regulated.

  Following public hearings, the VSCC approved a new optional regulatory plan, effective January 1, 1995, which allows Bell Atlantic - Virginia to replace traditional cost-based regulation with a plan that relies on price constraints. The new plan, which eliminates regulation of profits, includes a temporary moratorium on rate increases for basic local telephone service until 2001, eliminates the monthly charge for Touch-Tone service and expands universal telephone service to the poor. In November, 1994, Bell Atlantic - Virginia notified the VSCC of its election to participate in the new regulatory plan. Following an appeal, the new plan was upheld by the Virginia Supreme Court.

 Bell Atlantic - West Virginia, Inc.

  In December, 1991, the West Virginia Public Service Commission ("WVPSC") approved an "Incentive Regulation Plan." The Incentive Regulation Plan continued the major provisions of the prior plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service. It also committed Bell Atlantic - West Virginia to invest $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure.

  In December, 1994, the WVPSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. Bell Atlantic - West Virginia is committed to invest at least $375 million in its network over the five year period from 1995 through 1999.

Competition

  Legislative changes, including provisions of the Act discussed above under "Line of Business Restrictions and the Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, nationwide presence and brand name recognition.

 Local Exchange Services

  The ability to offer local exchange service has historically been subject to regulation by state public utility commissions.

  One of the purposes of the Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the Act requires most existing local exchange carriers (incumbent local exchange carriers, or "ILECs"), including the telephone subsidiaries, to permit potential competitors (competitive local exchange carriers, or "CLECs") to (i) purchase service from the ILEC for resale to CLEC customers, (ii) purchase unbundled network elements from the ILEC, and/or (iii) interconnect its network with the ILEC's network. The Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

  In August, 1996, the FCC adopted an order (the "Interconnection Order") relating to these types of arrangements between ILECs and CLECs. The Interconnection Order set forth cost methodology to be used by state commissions in arbitration proceedings to set cost-based rates for purchase of unbundled network elements and for purchase of services for resale, and established guideline amounts to be used by state commissions in the absence of full cost studies. Several parties, including the Company, appealed the Interconnection Order on the grounds that it was inconsistent with the Act. In October, 1996, the U.S. Court of Appeals for the Eighth Circuit granted a stay of the effectiveness of the pricing provisions of the Interconnection Order pending a final decision on their validity.

  Notwithstanding the existence of the stay of the Interconnection Order, negotiations between the telephone subsidiaries and CLECs, and arbitrations before state public utility commissions, have continued. As of March 1, 1997, the Company had entered into approximately 40 agreements with ten CLECs covering all of the Company's state jurisdictions.

  The Company expects that these agreements, and the Act, will lead to substantially increased competition in its local exchange markets in 1997 and subsequent years. The Company believes that this competition will be both on a facilities basis and in the form of resale by CLECs of the telephone subsidiaries' service. Under the various agreements and arbitrations discussed above, the telephone subsidiaries are generally required to sell their services to CLECs at discounts ranging from approximately 9% to 25% from the prices the telephone subsidiaries charge their retail customers.

 IntraLATA Toll Services

  Competition to offer intrastate intraLATA toll services is currently permitted in all of the telephone subsidiaries' state jurisdictions where intraLATA toll services are provided. Increased competition from IXCs has resulted in a decline in several components of the telephone subsidiaries' toll service revenues.

  Currently, intraLATA toll calls in these jurisdictions are completed by the telephone subsidiaries unless the customer dials a code to access a competing carrier. This dialing method would be changed by "presubscription," which would enable customers to make intraLATA toll calls using another carrier without having to dial the access code.

  In general, the Act prohibits a state from requiring intraLATA presubscription until the earlier of such time as a BOC in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring a BOC to implement presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

  The state public utilities commissions in several of the jurisdictions in which the telephone subsidiaries operate have adopted orders requiring implementation of intraLATA presubscription in 1997. The Pennsylvania PUC has ordered presubscription by July 31, 1997, but the order states that a reasonable effort should be made to coordinate implementation of presubscription with the Company's entry into the interLATA market in Pennsylvania. The West Virginia PSC has ordered presubscription by August 15, 1997. The Delaware PSC adopted an order that requires implementation of presubscription by July 31, 1997, although the Company believes that this order is inconsistent with the Act. The New Jersey BPU has adopted a rule requiring implementation of presubscription by May 5, 1997; the Company has filed a lawsuit in federal court challenging the BPU's rule as inconsistent with the Act. The Company expects to offer intraLATA presubscription in the telephone subsidiaries' other jurisdictions coincident with the Company's entry into the interLATA market in such jurisdictions, as required by the Act.

  Implementation of intraLATA presubscription in a particular jurisdiction prior to the time the Company is permitted to enter the interLATA market in the same jurisdiction will adversely affect the Company's ability to compete in the intraLATA toll services market in that jurisdiction.

 Alternative Access

  A substantial portion of the telephone subsidiaries' revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

  The telephone subsidiaries face competition from alternative communications systems, constructed by large end users, IXCs and alternative access vendors, which are capable of originating and/or terminating calls without the use of the telephone subsidiary's plant. The ability of such alternative access providers to compete with the telephone subsidiaries has been enhanced by the FCC's orders requiring the telephone subsidiaries to offer virtual collocated interconnection for special and switched access services.

  Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the telephone subsidiaries' local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the telephone subsidiaries' lines.

 Personal Communications Services

  Personal communications services ("PCS") also constitute potential sources of competition to the telephone subsidiaries. PCS consists of wireless portable telephone services employing digital technology, which will allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The Company's investment in PCS is described below under "Domestic Wireless Communications."

 Directories

  The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media. In addition, the Company's electronic interactive yellow pages faces competition from a growing number of Internet yellow pages publishers.

 Public Telephone Services

  The Company faces increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

 Operator Services

  Alternative operator services providers have entered into competition with the telephone subsidiaries' operator services product line.


                             LONG DISTANCE SERVICE


  Promptly after the effective date of the Act, the Company announced that it would enter the interLATA market in states outside the Territory. At year-end the Company, through its subsidiary Bell Atlantic Communications, Inc., had complied with state entry requirements in 15 states, and was actively marketing service in three states.

  With respect to interLATA services within the Territory, the Company believes that, as of March 1, 1997, it is close to completing the "checklist" and other prerequisites under the Act for entering the market in several of its jurisdictions. The Company expects to apply to the FCC for permission to offer interLATA services in one or more of its jurisdictions in the second quarter of 1997, and expects to receive such permission for one or more jurisdictions in the second half of 1997.


                        DOMESTIC WIRELESS COMMUNICATIONS


  The Company provides wireless communications services in the United States principally through two joint ventures.

  Effective July 1, 1995, the Company and NYNEX Corporation combined substantially all of their domestic cellular and paging businesses and formed Bell Atlantic NYNEX Mobile ("BANM"), a partnership which provides wireless services to over 4.4 million customers in the Northeast, mid-Atlantic, Southeast and Southwest portions of the United States. BANM is a general partnership and is controlled equally by Bell Atlantic and NYNEX. Bell Atlantic owns an approximate 62% economic interest in BANM.

  BANM competes in each of its principal markets with a second cellular carrier licensed by the FCC. In late 1995, BANM began to experience additional competition from entities entering the wireless communications market through the provision of PCS. Competing PCS providers offer competitive pricing plans, digital technology, and enhanced calling features. BANM has introduced new pricing plans designed to meet this new competition, and has begun offering digital service in five of its markets. It expects to offer digital service in all markets by the third quarter of 1997. BANM also has begun offering enhanced calling features over both its analog and digital networks.

  In October, 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc. formed a partnership, PrimeCo Personal Communications, L.P. ("PrimeCo"), to provide PCS. In March, 1995, PrimeCo was a successful bidder in FCC auctions for licenses for spectrum to provide PCS in the following markets, where none of the partners has cellular operations: Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu. PrimeCo paid $1.1 billion for these licenses. In November, 1996, PrimeCo commenced operations in 16 major cities, and at year-end had approximately 37,000 customers.


                       INTERNATIONAL WIRELESS INVESTMENTS


  Mexico

     Through purchases of stock in 1993 and 1994 at prices totaling $1.04 billion, the Company acquired a 41.9% economic interest in Grupo Iusacell, S.A. de C.V. ("Iusacell"), a leading telecommunications company in Mexico whose primary business is the provision of cellular telephone service. Another shareowner group owns 48% of Iusacell, and the remaining 10% is held by public shareowners.

     In February, 1997, the Company consummated a restructuring of its investment in Iusacell to permit the Company to assume management control without increasing its percentage ownership. The restructuring also required the Company to convert certain subordinated debentures into equity and to make additional financing available to Iusacell. The Company expects that the restructuring will help Iusacell take advantage of growth opportunities in its existing cellular business and in emerging fixed wireless and long distance markets.

  Italy

     In December, 1996, the Company increased its indirect interest in Omnitel Pronto Italia, S.p.A. ("Omnitel"), an Italian digital cellular telecommunications company, from 11.7% to 17.5% for a purchase price of approximately $274 million. Omnitel commenced operations in December, 1995, and at year-end 1996 had in excess of 710,000 subscribers.

  Czech Republic and Slovakia

     The Company has an economic interest of approximately 25% in the Eurotel companies, which have been operating analog cellular systems in the Czech Republic and Slovakia since 1991. The Czech Eurotel was awarded one of two digital cellular licenses in 1995, and commenced digital service in July, 1996. The Slovak government awarded Eurotel a digital license late in 1996, and Eurotel launched digital service in early 1997. At year-end 1996, the two companies had approximately 190,000 customers.


                       TELECOM CORPORATION OF NEW ZEALAND


     In 1990, wholly-owned subsidiaries of the Company and Ameritech Corporation ("Ameritech") each purchased approximately 49.8% of the common shares of Telecom Corporation of New Zealand Limited ("TCNZ") from the New Zealand government for an aggregate purchase price of approximately $2.4 billion. Under the terms of the acquisition and subsequent agreements with the New Zealand government, the Company and Ameritech were required to sell equity interests in TCNZ such that their combined ownership would, within four years of the acquisition, be reduced to 49.9%. Through public and private sales during 1991 and 1993, the Company reduced its ownership interest in TCNZ to 24.8%, and, together with Ameritech, completed the sell-down obligation. The New Zealand government retains a single share in TCNZ, which gives the government the right to limit residential local service price increases to no more than the rate of inflation and requires a flat-rate local calling option for residential customers.

  TCNZ continues to be the principal provider of telecommunications services in New Zealand, offering local service, national and international long distance service, cellular service and Internet access. TCNZ faces increasing competition in most of its markets.


                                 VIDEO SERVICES


  Over the last several years the Company has conducted several trials and investigations to assess the viability of providing entertainment programming and other video services either through the network of the telephone subsidiaries or through a wireless delivery mechanism.

  In October, 1994, the Company, NYNEX and Pacific Telesis Group formed two partnerships to provide multimedia services. TELE-TV Media, L.P. was formed to license, acquire and develop entertainment and information services. TELE-TV Systems, L.P. was formed to provide the systems necessary to deliver these services over the partners' networks. At that time, each of the three partners committed to contribute $100M to fund the activities of these partnerships. The partners have recently engaged in discussions which could lead to changes in the role and activities of the TELE-TV entities.

  The Company presently intends to participate in the video services market through the eventual deployment of a "switched digital video" network, which involves the introduction of additional fiber optic facilities into the telephone subsidiaries' network. The Company is currently providing video services under this approach in certain areas of New Jersey, in competition with a cable operator, and has approximately 3,000 customers.


                               INTERNET SERVICES


  During 1996, the Company, through its Bell Atlantic Internet Solutions subsidiary, began offering Internet access services to residential, business and institutional customers. Bell Atlantic Internet Solutions also provides services that assist businesses and institutions in establishing a presence on the World Wide Web.


                      CERTAIN CONTRACTS AND RELATIONSHIPS


  Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided to the telephone subsidiaries on a centralized basis by Bell Atlantic's wholly-owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the telephone subsidiaries.

  Certain corporate services, including those listed above, also are provided to other subsidiaries on a centralized basis by NSI. Bell Atlantic Financial Services, Inc. provides short-, medium- and long-term financing services and cash management services to subsidiaries of the Company other than the telephone subsidiaries.

  The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore was created to furnish the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that could be provided more effectively on a centralized basis. Bellcore has also served as the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government, and helps to mobilize the combined resources of the RHCs in times of natural disasters. In November, 1996, the seven RHCs entered into a definitive agreement to sell their interests in Bellcore to Science Applications International Corporation. The transaction is subject to regulatory approvals, and is expected to be completed near the end of 1997. After the sale is completed, centralized national security and emergency preparedness functions will be performed for the RHCs by National Telecommunications Association, owned by the seven RHCs.


                                   EMPLOYEES


  As of December 31, 1996, the Company and its subsidiaries had approximately 62,600 employees. Approximately 70% of the employees of the Company and its subsidiaries are represented by unions. Of those so represented, approximately 80% are represented by the Communications Workers of America, and approximately 20% are represented by the International Brotherhood of Electrical Workers, both of which are affiliated with the American Federation of Labor-Congress of Industrial Organizations.


                        CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS


  Information set forth above regarding expected or possible future events is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

  The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the telephone subsidiaries' operating areas; (vi) the extent, timing and success of competition from others in the local telephone and toll service markets; and (vii) the timing of entry and profitability of the Company in the long distance market.

Item 2.  Properties

                                    GENERAL

  The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment, 98% of which was held by the telephone subsidiaries in 1996 and 1995, consisted of the following at December 31:

                                                           1996   1995
                                                           -----  -----
Central office equipment................................     39%    38%
Cable, wiring and conduit...............................     37     37
Other equipment.........................................     12     12
Land and buildings......................................      9      9
Other...................................................      3      4
                                                           ----   ----
                                                            100%   100%
                                                           ====   ====

  "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Other equipment" consists of public telephone instruments and telephone equipment (including PBXs) used by the telephone subsidiaries in their operations, poles, furniture, office equipment, and vehicles and other work equipment. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

  The customers of the telephone subsidiaries are served by electronic switching systems that provide a wide variety of services. The telephone subsidiaries' network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1996, approximately 86% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

  The telephone subsidiaries have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures of the telephone subsidiaries were approximately $2.5 billion in 1996, $2.4 billion in 1995 and $2.2 billion in 1994. The total investment in plant, property and equipment was approximately $34.8 billion at December 31, 1996, $33.6 billion at December 31, 1995 and $33.7 billion at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

Item 3.  Legal Proceedings

General

  The Company and some of its subsidiaries are parties to litigation and other claims arising in the ordinary course of business, including matters relating to employment disputes, customer claims, taxes, contracts, and alleged torts. Some of these claims purport to be class actions.

  In January, 1991, the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in several identical class action complaints. These complaints, which were consolidated in a single proceeding in the United States District Court for the Eastern District of Pennsylvania and have subsequently been amended, allege that, during a class period from June 14, 1990 through January 22, 1991, the plaintiffs purchased shares of Bell Atlantic stock at inflated prices as a result of the defendants' alleged failure to disclose material information regarding certain aspects of the Company's financial performance and prospects. The trial court's 1991 decision granting defendants' motion to dismiss this action was reversed by the United States Court of Appeals for the Third Circuit upon appeal by the plaintiffs. Discovery in this action has been completed and defendants filed a motion for summary judgment in June, 1996.

  While complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of the foregoing matters would not be material in amount to the results of operations or financial position of the Company.

Pre-Divestiture Contingent Liabilities and Litigation

  The Plan provides for the recognition and payment by AT&T and the former BOCs (including the telephone subsidiaries) of liabilities that are attributable to pre-Divestiture events but do not become certain until after Divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Except to the extent that affected parties otherwise agree, contingent liabilities that are attributable to pre-Divestiture events are shared by AT&T and the BOCs in accordance with formulas prescribed by the Plan, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. Each company's allocable share of liability under these formulas depends on several factors, including the type of contingent liability involved and each company's relative net investment as of the effective date of Divestiture. Under the formula generally applicable to most of the categories of these contingent liabilities, the telephone subsidiaries' aggregate allocable share of liability is approximately 10.2%.

  AT&T and various of its subsidiaries and the BOCs (including in some cases one or more of the telephone subsidiaries) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.

  Effective in 1994, the Company and the other Regional Holding Companies agreed to discontinue sharing of new pre-Divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

  While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the results of operations or financial position of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

  A special meeting of the Company's shareowners was held on November 8, 1996.

  At this meeting, the shareowners approved the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, between NYNEX Corporation and Bell Atlantic Corporation, and related transactions, including the issuance of shares of Bell Atlantic Common Stock and the amendment and restatement of Bell Atlantic Corporation's certificate of incorporation. The vote was 315,431,385 for and 8,391,298 against, with 2,656,918 shares abstaining and no broker non-votes.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the Company's executive officers.

                                                                           Held
  Name                       Age  Office                                   Since
---------------------------  ---  ---------------------------------------  -----
Raymond W. Smith              59  Chairman of the Board and Chief           1989
                                  Executive Officer
Lawrence T. Babbio, Jr.       52  Vice Chairman                             1995
James G. Cullen               54  Vice Chairman                             1995
William O. Albertini          53  Executive Vice President and Chief        1995
                                  Financial Officer
P. Alan Bulliner              53  Vice President - Corporate Secretary      1992
                                  and Counsel
Patrick C. G. Coulter         56  Vice President - Corporate                1995
                                  Communications
John F. Gamba                 58  Senior Vice President - Corporate         1995
                                  Resources and Performance Assurance
Alexander H. Good             47  President and Chief Executive Officer     1996
                                  Bell Atlantic International Inc., and
                                  Vice President - Strategic Planning
                                  and Development
Bruce S. Gordon               51  Group President - Consumer and Small      1993
                                  Business Services, Bell Atlantic
                                  Network Services, Inc.
Stuart C. Johnson             54  Group President - Large Business and      1993
                                  Information Services, Bell Atlantic
                                  Network Services, Inc.
Thomas R. McKeough            50  Vice President - Mergers and              1994
                                  Acquisitions and Associate
                                  General Counsel
Kevin P. Pennington           40  Vice President - Human Resources          1995
Doreen A. Toben               47  Vice President - Finance and Controller   1995
Ellen C. Wolf                 43  Vice President - Treasurer                1995
James R. Young                45  Vice President - General Counsel          1992

  Prior to serving as an executive officer of the Company, each of the above officers, with the exception of Messrs. Coulter, Good, Johnson, and Pennington, have held high level managerial positions with the Company or one of its subsidiaries for at least five years. Prior to joining the Company in 1995, Mr. Coulter was with Raytheon Company, serving as Director of Media Relations and Advertising (from 1991 to 1992) and Director of Corporate Communications (from 1992 to 1995). From 1990 until joining the Company in 1994, Mr. Good served as Senior Vice President of Mobile Telecommunications Technology Corporation (MTEL) and President of MTEL International. From 1987 until joining the Company in 1992, Mr. Johnson served as President, GTE-Contel Federal Sector for GTE Corporation. Prior to joining the Company in 1995, Mr. Pennington served as Executive Vice President-Corporate Services and Chief Administrative Officer at Clark U.S.A., Inc. (from 1993 to 1995) and as Vice President-Human Resources at Mercy Health System (from 1991 to 1993).

  Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The principal market for trading in the common stock of Bell Atlantic Corporation is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1996, there were 870,605 shareowners of record.

  High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

                                       Market Price         Cash
                                  ---------------------   Dividend
                                      High         Low    Declared
                                  -------------  -------  --------

1996:     First Quarter...........      $74 7/8  $61 1/8      $.72*
          Second Quarter..........       67 3/4   59           .72
          Third Quarter...........       64       55 1/8       .72
          Fourth Quarter..........       68       58 1/2       .72

1995:     First Quarter...........      $55 3/4  $48 3/8      $.70
          Second Quarter..........       58 7/8   52           .70
          Third Quarter...........       61 7/8   54 7/8       .70
          Fourth Quarter..........       68 7/8   59           .70

        *Includes a payment of $.005 per common share for redemption of rights under the Company's Shareholder Rights Plan.

Item 6.  Selected Financial Data

  The Selected Financial and Operating Data on page 10 of the Company's 1996 Annual Report to shareowners is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 11 through 20 of the Company's 1996 Annual Report to shareowners is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

  The Report of Independent Accountants, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Changes in Shareowners' Investment, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 21 through 45 of the Company's 1996 Annual Report to shareowners are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III


Item 10.   Directors and Executive Officers of Registrant

  For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 1 through 8 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareowners, which is incorporated herein by reference. For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareowners, which is incorporated herein by reference.


Item 11.   Executive Compensation

  For information with respect to executive compensation, see "Executive Compensation" on pages 12 through 17, "Stock Performance" on page 19, and "Employment Agreements" on pages 20 and 21 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareowners, which are incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

  For information with respect to the security ownership of the Directors and Executive Officers of the Company, see "Ownership of Bell Atlantic Common Stock" on page 18 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareowners, which is incorporated herein by reference.


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

Exhibit
Number
------

2 Amended and Restated Agreement and Plan of Merger, dated April 21, 1996, as amended and restated on July 2, 1996, between NYNEX Corporation, and Bell Atlantic Corporation. (Exhibit 2 to Registration Statement on Form S-4 No. 333-11573.)

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

3e By-Laws of Bell Atlantic, as amended through June 23, 1992. (Exhibit 3e to Form SE dated March 29, 1993, File No. 1-8606).

4 No instrument which defines the rights of holders of long-term debt, of the Company and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 22 1996.*

10b Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986, File No. 1-8606.)*

           10b (i) Resolutions amending the Plan, effective as of January 1, 1989. (Exhibit 10d to Form SE dated March 29, 1989, File No. 1-8606.)*

10c Bell Atlantic Personal Financial Services Program, as amended and restated as of July 1, 1995. (Exhibit 10c to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

10d Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of February 1, 1995. (Exhibit 10d to Form 10-K for the year ended December 31, 1994, File No. 1-8606.)*

10e Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10f Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on
           Form S-1 No. 2-87842, File No. 1-8606.)*

10g Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974.*

10h Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1996.*

10i Bell Atlantic Deferred Compensation Plan, as amended and restated as of January 1, 1997.*

10j Bell Atlantic 1985 Incentive Stock Option Plan, as amended and restated as of July 1, 1996.*

10k Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

10l Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10l to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

10m        Bell Atlantic Corporation Directors' Charitable Giving Program.
           (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606.)*

           10m (i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993, File No. 1-8606.)*

10n Employment Agreement, dated May 2, 1995, between the Company and Lawrence T. Babbio, Jr. (Exhibit 10n to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

           10n (i) Amendment, dated July 10, 1996, to Employment Agreement, dated May 2, 1995, between the Company and Lawrence T. Babbio, Jr.*


10o Employment Agreement, dated July 10, 1996, between the Company and Lawrence T. Babbio, Jr.*

10p        Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr.
           certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10q        Form of stock option grant to Lawrene T. Babbio, Jr. and William O.
           Albertini, dated February 18, 1997, containing terms and conditions of certain nonqualifed stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. *

10r Employment Agreement, dated May 2, 1995, between the Company and James G. Cullen. (Exhibit 10p to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

           10r(i) Amendment, dated June 30, 1996, to Employment Agreement dated, May 2, 1995 between the Company and James G. Cullen.*

10s Employment Agreement, dated June 30, 1996, between the Company and James G. Cullen.*

10t Employment Agreements with William O. Albertini, Bruce S. Gordon, Stuart C. Johnson and James R. Young. (Exhibit 10(e) to Registration Statement on Form S-4 No. 333-11573.)*

10u Forms of Stay Incentive Agreement and Separation and Non-Compete Agreement with P. Alan Bulliner, Patrick C.G. Coulter, Alexander H. Good, Thomas R. McKeough, Kevin P. Pennington, Doreen A. Toben and Ellen C. Wolf. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10v        Term Sheet, dated December 18, 1996 between the Company and Stuart C.
           Johnson reciting the terms and conditions of a new employment agreement.

10w Non-Compete and Proprietary Information Agreement, dated August 9, 1993, among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson. (Exhibit 10w to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

11         Computation of Earnings Per Common Share.

12         Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Company's Annual Report to shareowners for the year ended December 31, 1996.

18         Letter regarding change in accounting principle.

21         List of subsidiaries of Bell Atlantic.

23         Consent of Independent Accountants.

24         Powers of Attorney.

27         Financial Data Schedule.

99a Annual Report on Form 11-K for the Bell Atlantic Savings Plan for Salaried Employees for the year ended December 31, 1996. (To be filed by amendment.)

99b Annual Report on Form 11-K for the Bell Atlantic Savings and Security Plan (Non-Salaried Employees) for the year ended December 31, 1996. (To be filed by amendment.)
----------
*Indicates management contract or compensatory plan or arrangement.

       Shareowners may request a copy of the exhibits to this Annual Report on Form 10-K by writing to the Corporate Secretary, Bell Atlantic Corporation, 1717 Arch Street, Philadelphia, Pennsylvania 19103.

 (b)   Current Reports on Form 8-K filed during the quarter ended December 31,
       1996:

       A Current Report on Form 8-K, dated October 17, 1996, was filed regarding the Company's third quarter 1996 financial results.

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

March 24, 1997

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
 Lawrence T. Babbio, Jr.                               +                    William O. Albertini
 Thomas E. Bolger                                      +                    (individually and as
 Frank C. Carlucci                                     +                      attorney-in-fact)
 James G. Cullen                                       +                       March 24, 1997
 James H. Gilliam, Jr.                                 +
 Thomas H. Kean                                        +
 John F. Maypole                                       +
 Joseph Neubauer                                       +
 Thomas H. O'Brien                                     +
 Eckhard Pfeiffer                                      +
 Rozanne L. Ridgway                                    +
 Raymond W. Smith                                      +
 Shirley Young                                     +++++

                           BELL ATLANTIC CORPORATION

        Index to Financial Statements and Financial Statement Schedule


                                                             Page Number
                                                           --------------------
                                                                       Annual
                                                           Form      Report to
                                                           10-K     Shareowners
                                                           ----     -----------

Report of Independent Accountants......................     F-2          21

Consolidated Statements of Operations-
 For the years ended December 31, 1996, 1995 and 1994..     --           22

Consolidated Balance Sheets-
 December 31, 1996 and 1995............................     --           23

Consolidated Statements of Changes in Shareowners'
 Investment-
 For the years ended December 31, 1996, 1995 and 1994..     --           24

Consolidated Statements of Cash Flows-
 For the years ended December 31, 1996, 1995,
 and 1994..............................................     --           25

Notes to Consolidated Financial Statements.............     --          26-45

Schedule II--Valuation and Qualifying Accounts--
  For the years ended December 31, 1996, 1995 and
  1994.................................................     F-3          --



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Bell Atlantic Corporation

Our report on the consolidated financial statements of Bell Atlantic Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1996 Annual Report to shareowners of Bell Atlantic Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1997

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                                               ADDITIONS
                                                                           --------------------
                                                                                     CHARGED TO
                                                            BALANCE AT     CHARGED     OTHER                         BALANCE
                                                            BEGINNING         TO      ACCOUNTS       DEDUCTIONS       AT END
DESCRIPTION                                                 OF PERIOD      EXPENSES   --NOTE(a)      --NOTE(b)      OF PERIOD
----------------------------------------------------------  ----------     --------  ----------      ----------     ---------
Allowance for Uncollectible
 Accounts Receivable:
  Year 1996...............................................      $189.8       $207.4      $192.9         $341.8        $248.3

  Year 1995...............................................      $188.9       $176.2      $203.5         $378.8        $189.8

  Year 1994...............................................      $192.6       $176.8      $197.8         $378.3        $188.9

Allowance for Obsolete
 Inventory:
  Year 1996...............................................      $  1.8       $  2.4      $   .3         $  1.3        $  3.2

  Year 1995...............................................      $ 18.3       $  3.6      $   .1         $ 20.2        $  1.8

  Year 1994...............................................      $ 18.3       $  5.0      $   --         $  5.0        $ 18.3

Valuation Allowances for
 Deferred Tax Assets:
  Year 1996...............................................      $  9.6       $ 10.8      $  1.3         $  2.5        $ 19.2

  Year 1995...............................................      $ 22.4       $  1.8      $   --         $ 14.6        $  9.6

  Year 1994...............................................      $ 74.8       $  5.6      $   --         $ 58.0        $ 22.4

Other Allowances (c):
  Year 1996...............................................      $ 12.2       $  1.3      $  3.9         $  8.3        $  9.1

  Year 1995...............................................      $ 10.8       $  2.1      $  5.6         $  6.3        $ 12.2

  Year 1994...............................................      $ 10.7       $  4.9      $   --         $  4.8        $ 10.8

----------------
(a) Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.
(b) Amounts written off as uncollectible or obsolete or transferred to other accounts (except for the valuation allowance for deferred tax assets). In 1995 and 1994, amounts include ending balances for businesses sold during the year.
(c) Other Allowances include allowances for notes receivable, obsolete equipment and allowances for probable losses incurred in the directory businesses arising in the normal course of operations.

                             EXHIBITS TO FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        FOR THE YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NO. 1-8606
                           BELL ATLANTIC CORPORATION

                                 EXHIBIT INDEX


Exhibit
Number

2 Amended and Restated Agreement and Plan of Merger, dated April 21, 1996, as amended and restated on July 2, 1996, between NYNEX Corporation, and Bell Atlantic Corporation. (Exhibit 2 to Registration Statement on Form S-4 No. 333-11573.)

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

3e By-Laws of Bell Atlantic, as amended through June 23, 1992. (Exhibit 3e to Form SE dated March 29, 1993, File No. 1-8606).

4 No instrument which defines the rights of holders of long-term debt, of the Company and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 22 1996.*

10b Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986, File No. 1-8606.)*

           10b (i) Resolutions amending the Plan, effective as of January 1, 1989. (Exhibit 10d to Form SE dated March 29, 1989, File No. 1-8606.)*

10c Bell Atlantic Personal Financial Services Program, as amended and restated as of July 1, 1995. (Exhibit 10c to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

10d Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of February 1, 1995. (Exhibit 10d to Form 10-K for the year ended December 31, 1994, File No. 1-8606.)*

10e Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842, File No. 1-8606.)*

10f Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on
           Form S-1 No. 2-87842, File No. 1-8606.)*

10g Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974.*

10h Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1996.*

10i Bell Atlantic Deferred Compensation Plan, as amended and restated as of January 1, 1997.*

10j Bell Atlantic 1985 Incentive Stock Option Plan, as amended and restated as of July 1, 1996.*

10k Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

10l Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10l to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

10m        Bell Atlantic Corporation Directors' Charitable Giving Program.
           (Exhibit 10p to Form SE dated March 29, 1990, File No. 1-8606.)*

           10m (i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993, File No. 1-8606.)*

10n Employment Agreement, dated May 2, 1995, between the Company and Lawrence T. Babbio, Jr. (Exhibit 10n to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

           10n (i) Amendment, dated July 10, 1996, to Employment Agreement, dated May 2, 1995, between the Company and Lawrence T. Babbio, Jr.*


10o Employment Agreement, dated July 10, 1996, between the Company and Lawrence T. Babbio, Jr.*

10p        Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr.
           certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

10q        Form of stock option grant to Lawrene T. Babbio, Jr. and William O.
           Albertini, dated February 18, 1997, containing terms and conditions of certain nonqualifed stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. *

10r Employment Agreement, dated May 2, 1995, between the Company and James G. Cullen. (Exhibit 10p to Form 10-K for the year ended December 31, 1995, File No. 1-8606.)*

           10r(i) Amendment, dated June 30, 1996, to Employment Agreement dated, May 2, 1995 between the Company and James G. Cullen.*

10s Employment Agreement, dated June 30, 1996, between the Company and James G. Cullen.*

10t Employment Agreements with William O. Albertini, Bruce S. Gordon, Stuart C. Johnson and James R. Young. (Exhibit 10(e) to Registration Statement on Form S-4 No. 333-11573.)*

10u Forms of Stay Incentive Agreement and Separation and Non-Compete Agreement with P. Alan Bulliner, Patrick C.G. Coulter, Alexander H. Good, Thomas R. McKeough, Kevin P. Pennington, Doreen A. Toben and Ellen C. Wolf. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10v        Term Sheet, dated December 18, 1996 between the Company and Stuart C.
           Johnson reciting the terms and conditions of a new employment agreement.

10w Non-Compete and Proprietary Information Agreement, dated August 9, 1993, among the Company, Bell Atlantic Network Services, Inc. and Stuart C. Johnson. (Exhibit 10w to Form 10-K for the year ended December 31, 1993, File No. 1-8606.)*

11         Computation of Earnings Per Common Share.

12         Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Company's Annual Report to shareowners for the year ended December 31, 1996.

18         Letter regarding change in accounting principle.

21         List of subsidiaries of Bell Atlantic.

23         Consent of Independent Accountants.

24         Powers of Attorney.

27         Financial Data Schedule.

99a Annual Report on Form 11-K for the Bell Atlantic Savings Plan for Salaried Employees for the year ended December 31, 1996. (To be filed by amendment.)

99b Annual Report on Form 11-K for the Bell Atlantic Savings and Security Plan (Non-Salaried Employees) for the year ended December 31, 1996. (To be filed by amendment.)
----------
*Indicates management contract or compensatory plan or arrangement.