Form 10-K/A
period 1996-12-31
BELL ATLANTIC CORP
filed 1997-04-18
CIK 732712

                                                     COMMISSION FILE NO. 1-8606
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

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

                                          Bell Atlantic Corporation


                                          By     /s/ William O. Albertini
                                            -----------------------------------
                                                   WILLIAM O. ALBERTINI
                                            (Executive Vice President andChief
                                                    Financial Officer)

April 18, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------