Form 10-Q
period 1997-03-31
BELL ATLANTIC CORP
filed 1997-05-12
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


          (Mark one)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

  At March 31, 1997, 437,766,677 shares of the registrant's Common Stock were outstanding, after deducting 49,590 shares held in treasury.


================================================================================

-----------------
Table of Contents
-----------------


Item No.                                                                     Page

Part I. Financial Information
---------------------------------------------------------------------------------

1. Financial Statements

     Condensed Consolidated Statements of Income
       For the three months ended March 31, 1997 and 1996..............        1

     Condensed Consolidated Balance Sheets
       March 31, 1997 and December 31, 1996............................      2-3

     Condensed Consolidated Statement of Changes in Shareowners'
       Investment
       For the three months ended March 31, 1997.......................        4

     Condensed Consolidated Statements of Cash Flows
       For the three months ended March 31, 1997 and 1996..............        5

     Notes to Condensed Consolidated Financial Statements..............      6-8

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................     9-20

Part II. Other Information
---------------------------------------------------------------------------------

1. Legal Proceedings......................................................    20

6. Exhibits and Reports on Form 8-K.......................................    20

------------------------------
Part I - Financial Information
------------------------------

Item 1.  Financial Statements
---------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                         Three months ended
                                                               March 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------

OPERATING REVENUES....................................  $3,413.9    $3,219.9
                                                        --------    --------

OPERATING EXPENSES
Employee costs, including benefits and taxes..........     954.5       982.4
Depreciation and amortization.........................     671.4       628.9
Other.................................................     891.5       808.4
                                                        --------    --------
                                                         2,517.4     2,419.7
                                                        --------    --------
OPERATING INCOME......................................     896.5       800.2

Income from Unconsolidated Businesses.................      47.6        71.6
Other Income and Expense, Net.........................      24.1        (2.3)
Interest Expense......................................     137.5       120.8
                                                        --------    --------


INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..     830.7       748.7
Provision for Income Taxes............................     315.1       284.0
                                                        --------    --------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......................     515.6       464.7
Cumulative effect of change in accounting principle
 Directory publishing, net of tax.....................        --       142.1
                                                        --------    --------

NET INCOME............................................  $  515.6    $  606.8
                                                        ========    ========

PER COMMON SHARE
----------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......................  $   1.17    $   1.06
Cumulative effect of change in accounting principle...        --         .32
                                                        --------    --------

NET INCOME............................................  $   1.17    $   1.38
                                                        ========    ========

Cash Dividends Declared...............................  $    .74    $    .72*
                                                        ========    ========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)..........     439.9       440.2
                                                        ========    ========

*Includes payment of $.005 per common share for redemption of rights under our Shareholder Rights Plan.


See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

------
Assets
------


                                                             March 31,     December 31,
                                                               1997            1996
                                                           ------------    ------------
CURRENT ASSETS
Cash and cash equivalents..............................    $      144.8    $      152.5
Short-term investments.................................           332.4           271.7
Accounts receivable, net of allowances of $271.4 and
 $248.3................................................         2,796.3         2,846.8
Inventories............................................           175.0           148.7
Prepaid expenses.......................................           418.5           402.0
Other..................................................           188.1           126.3
                                                           ------------    ------------
                                                                4,055.1         3,948.0
                                                           ------------    ------------

PLANT, PROPERTY AND EQUIPMENT..........................        35,461.8        34,758.4
Less accumulated depreciation..........................        19,322.0        18,842.7
                                                           ------------    ------------
                                                               16,139.8        15,915.7
                                                           ------------    ------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES...............         3,432.8         3,766.8
OTHER ASSETS...........................................         1,588.5         1,225.7
                                                           ------------    ------------
TOTAL ASSETS...........................................    $   25,216.2    $   24,856.2
                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

---------------------------------------
Liabilities and Shareowners' Investment
---------------------------------------


                                                        March 31,    December 31,
                                                          1997          1996
                                                      ------------   ------------
CURRENT LIABILITIES
Debt maturing within one year.......................  $    2,263.7   $    2,137.3
Accounts payable and accrued liabilities............       2,853.9        2,902.7
Other...............................................         685.0          662.8
                                                      ------------   ------------
                                                           5,802.6        5,702.8
                                                      ------------   ------------


LONG-TERM DEBT......................................       5,943.0        5,960.2
                                                      ------------   ------------

EMPLOYEE BENEFIT OBLIGATIONS........................       3,867.1        3,887.4
                                                      ------------   ------------


DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................       1,263.5        1,229.9
Unamortized investment tax credits..................         118.3          123.0
Other...............................................         468.5          385.1
                                                      ------------   ------------
                                                           1,850.3        1,738.0
                                                      ------------   ------------

PREFERRED STOCK OF SUBSIDIARY.......................         145.0          145.0
                                                      ------------   ------------

SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value; none
 issued)............................................            --             --
Common stock ($1 par value; 437,816,267 shares and
 437,816,267 shares issued).........................         437.8          437.8
Contributed capital.................................       5,510.9        5,510.9
Reinvested earnings.................................       2,563.5        2,381.9
Foreign currency translation adjustment.............        (475.2)        (458.5)
                                                      ------------   ------------
                                                           8,037.0        7,872.1
Less common stock in treasury, at cost..............           3.3            3.6
Less deferred compensation-employee stock ownership
 plans..............................................         425.5          445.7
                                                      ------------   ------------

                                                           7,608.2        7,422.8
                                                      ------------   ------------


TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.......  $   25,216.2   $   24,856.2
                                                      ============   ============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statement of Changes in Shareowners' Investment
                                  (Unaudited)
                 (Dollars in Millions and Shares in Thousands)


                                                            Three months ended
                                                              March 31, 1997
                                                           --------------------
                                                            Shares      Amount
                                                           --------   ----------
COMMON STOCK
Balance at beginning and end of period...................  437,816    $  437.8
                                                           -------    --------

CONTRIBUTED CAPITAL
Balance at beginning and end of period...................              5,510.9
                                                                      --------

REINVESTED EARNINGS
Balance at beginning of period...........................              2,381.9
Net income...............................................                515.6
Dividends declared.......................................               (323.9)
Shares distributed:
 Employee plans..........................................                (13.2)
Tax benefit of dividends paid to ESOPs...................                  1.8
Other....................................................                  1.3
                                                                      --------
Balance at end of period.................................              2,563.5
                                                                      --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at beginning of period...........................               (458.5)
Translation adjustments, net.............................                (16.7)
                                                                      --------
Balance at end of period.................................               (475.2)
                                                                      --------

TREASURY STOCK
Balance at beginning of period...........................       54         3.6
Shares purchased.........................................      820        56.2
Shares distributed:
 Employee plans..........................................     (802)      (55.0)
 Shareowner plans........................................      (22)       (1.5)
                                                           -------    --------
Balance at end of period.................................       50         3.3
                                                           -------    --------

DEFERRED COMPENSATION--ESOPs
Balance at beginning of period...........................                445.7
Amortization.............................................                (20.2)
                                                                      --------
Balance at end of period.................................                425.5
                                                                      --------

TOTAL SHAREOWNERS' INVESTMENT............................             $7,608.2
                                                                      ========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                             Three months ended
                                                                  March 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $  515.6   $  606.8
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization...........................     671.4      628.9
   Cumulative effect of change in
     accounting principle, net of tax......................        --     (142.1)
   Income from unconsolidated businesses...................     (47.6)     (71.6)
   Dividends received from unconsolidated businesses.......      31.7       29.6
   Other items, net........................................      22.2       16.7
   Changes in certain assets and liabilities, net of
     effects from acquisition/disposition of businesses....     (10.5)     101.7
                                                             --------   --------
Net cash provided by operating activities..................   1,182.8    1,170.0
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.......................     (47.8)    (130.0)
Additions to plant, property and equipment.................    (617.2)    (459.4)
Proceeds from sale of plant, property and equipment........        .1         .2
Investment in notes receivable.............................      (9.6)       (.3)
Proceeds from notes receivable.............................       1.0       33.5
Acquisition of businesses, less cash acquired..............        --       (2.2)
Proceeds from Telecom Corporation of New Zealand Limited
  share repurchase plan....................................      21.9         --
Investments in unconsolidated businesses, net..............     (38.4)     (64.3)
Other, net.................................................     (62.5)      18.8
                                                             --------   --------
Net cash used in investing activities......................    (752.5)    (603.7)
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease
 obligations...............................................     (11.4)     (84.5)
Net change in short-term borrowings with original
 maturities of three months or less........................     (21.7)    (381.7)
Dividends paid.............................................    (315.2)    (306.5)
Proceeds from sale of common stock.........................      41.3       43.5
Purchase of common stock for treasury......................     (56.1)     (66.3)
Net change in outstanding checks drawn on controlled
 disbursement accounts.....................................     (74.9)     (70.8)
                                                             --------   --------
Net cash used in financing activities......................    (438.0)    (866.3)
                                                             --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS......................      (7.7)    (300.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............     152.5      356.8
                                                             --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................  $  144.8   $   56.8
                                                             ========   ========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation
--------------------------------------------------------------------------------

We have prepared the accompanying unaudited condensed consolidated financial statements based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. We believe that these financial statements reflect all adjustments which are necessary for a fair presentation of our results of operations and financial position, which consist of only normal recurring accruals. For a more complete discussion of our significant accounting policies and certain other information, you should refer to the financial statements filed with our 1996 Form 10-K.

2. Grupo Iusacell, S.A. de C.V. Restructuring
--------------------------------------------------------------------------------

In February 1997, we consummated a restructuring of our investment in Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company, to permit us to assume control of the Board of Directors and management of Iusacell. Under the terms of the restructuring, we exchanged certain Series B and D shares of Iusacell stock for Series A shares, enabling us to elect a majority of the Board of Directors. We also paid a premium of $50.0 million to the current majority owner. This exchange of shares did not affect our economic ownership percentage of Iusacell. We also converted approximately $33 million of subordinated debt into Series A shares, and we may be required to provide Iusacell up to $150 million in financing. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997.

3. Long-Term Debt - Bell Atlantic Financial Services, Inc.
--------------------------------------------------------------------------------

Our medium-term notes are issued by Bell Atlantic Financial Services, Inc.
(FSI), a wholly owned subsidiary. FSI debt securities (aggregating $633.6 million at March 31, 1997) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic Corporation and FSI under which Bell Atlantic Corporation will make payments of interest, premium (if any) and principal on the FSI debt should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries; however, they have recourse to dividends paid to Bell Atlantic Corporation by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $5.6 billion at March 31, 1997.

4. New Accounting Standard - Earnings per Share
--------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

  We will be required to adopt SFAS No. 128 in the fourth quarter of this year and, as required by the standard, we will restate all prior period earnings per share data. Our new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

5. Reclassifications
--------------------------------------------------------------------------------

We have reclassified certain amounts from prior year's data to conform with the 1997 presentation.

6.  Proposed Bell Atlantic-NYNEX Merger
--------------------------------------------------------------------------------

Bell Atlantic and NYNEX announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

  The merger is expected to qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory reviews, all but one of which have been completed, and receipt of opinions that the merger will be tax free. We expect to close the merger in the second quarter of 1997.

  We have provided the following unaudited pro forma combined condensed financial statements which give effect to the merger using the pooling-of-interests method of accounting. These financial statements include certain reclassifications to conform to the presentation that will be used by the post-merger company, and certain pro forma adjustments that conform the companies' methods of accounting. It is possible that additional adjustments or reclassifications could be made in the future as the historical financial statements are restated under the pooling of interests method of accounting. Accordingly, the restated historical financial statements of the merged company may differ from the Pro Forma Combined Condensed Statement of Income and the Pro Forma Combined Condensed Balance Sheet for the quarter ended March 31, 1997, and the Pro Forma Combined Condensed Statements of Income for the years ended December 31, 1996, 1995 and 1994 and the Pro Forma Combined Condensed Balance Sheet at December 31, 1996, as presented in our 1996 Annual Report to shareowners. Any such additional adjustments or reclassifications are not expected to be significant.

  This information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the dates indicated, nor is it necessarily indicative of future operating results or financial position of the post-merger company.


------------------------------------------------
Pro Forma Combined Condensed Statement of Income
------------------------------------------------


                                (Dollars in Millions, Except Per Share Amount)
                                              Three months ended
                                                March 31, 1997
                                            ----------------------

Operating revenues........................        $ 7,417.1
Operating expenses........................          5,957.0
                                                  ---------
Operating income..........................          1,460.1
Loss from unconsolidated businesses.......            (34.7)
Other income and expense, net.............              4.7
Interest expense..........................            329.5
Provision for income taxes................            404.2
                                                  ---------
Net income................................        $   696.4
                                                  =========


Net income per common share...............        $     .90
                                                  =========
Weighted average number of common shares
 outstanding (in millions)................            775.8
                                                  =========

------------------------------------------
Pro Forma Combined Condensed Balance Sheet
------------------------------------------


                                                         (Dollars in Millions)
                                                           At March 31, 1997
                                                         ----------------------
ASSETS
Current assets
  Cash and cash equivalents............................          $    257.7
  Short-term investments...............................               350.8
  Accounts receivable, net.............................             6,005.1
  Other................................................             1,869.5
                                                                 ----------
                                                                    8,483.1
                                                                 ----------
Plant, property and equipment..........................            77,043.0
  Less accumulated depreciation........................            40,551.9
                                                                 ----------
                                                                   36,491.1
                                                                 ----------
Investments in unconsolidated businesses...............             4,553.1
                                                                 ----------
Other assets...........................................             4,336.6
                                                                 ----------
TOTAL ASSETS...........................................          $ 53,863.9
                                                                 ==========

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
  Debt maturing within one year........................          $  5,518.7
  Accounts payable and accrued liabilities.............             5,321.0
  Other................................................             1,252.2
                                                                 ----------
                                                                   12,091.9
                                                                 ----------
Long-term debt.........................................            13,504.8
                                                                 ----------
Employee benefit obligations...........................            10,276.7
                                                                 ----------
Deferred credits and other liabilities.................             2,841.4
                                                                 ----------
Minority interest, including a portion subject to
 redemption requirements...............................             2,104.4
                                                                 ----------
Preferred stock of subsidiary..........................               145.0
                                                                 ----------
Shareowners' investment
  Common stock.........................................                78.7
  Contributed capital..................................            13,284.5
  Reinvested earnings..................................             1,289.3
  Foreign currency translation adjustment..............              (419.8)
                                                                 ----------
                                                                   14,232.7
  Less common stock in treasury, at cost...............               592.2
  Less deferred compensation-employee stock ownership
   plans...............................................               740.8
                                                                 ----------
                                                                   12,899.7
                                                                 ----------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT..........          $ 53,863.9
                                                                 ==========

  It is anticipated that a one-time pretax charge of approximately $200 million for direct incremental merger-related costs will be recorded in the quarter in which the merger is completed. In the March 31, 1997 pro forma combined condensed balance sheet, unpaid merger-related costs have been reflected as an increase to accounts payable and accrued liabilities, with a deferred tax benefit included in other assets. On an after-tax basis, these costs have been reflected as a reduction in reinvested earnings.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
(Tables shown in Dollars in Millions, Except Per Share Amounts)

Description of Business
--------------------------------------------------------------------------------

  Bell Atlantic Corporation is a diversified telecommunications company. For ease of reference, Bell Atlantic Corporation will be referred to as "we" or "our" in this discussion. Our operating telephone subsidiaries provide local telecommunications and advanced services to customers in the mid-Atlantic region of the United States (Pennsylvania, New Jersey, Delaware, Virginia, Maryland, West Virginia and the District of Columbia). These services include the provision of voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines, and public telephones. We also provide systems integration, customer premises equipment (CPE) distribution, and directory publishing services. We also own an interest in a telecommunications company in New Zealand.

  Our wireless business includes domestic and international investments. Through several joint ventures, we provide cellular and personal communications services throughout most of the United States. We also have invested in wireless businesses in Mexico, Italy, Slovakia and the Czech Republic.

  In February 1997, we consummated a restructuring of our wireless investment in Mexico, Grupo Iusacell, S.A. de C.V. (Iusacell), to permit us to assume control of the Board of Directors and management of Iusacell. See Note 2 to the condensed consolidated financial statements on page 6 for a further discussion of the Iusacell restructuring.

  As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997. Iusacell's results of operations for 1997 are reflected in our operating revenues and expenses, while for 1996 Iusacell's net results are reported as a component of Income from Unconsolidated Businesses. These comparative differences are more fully described in the sections following "Results of Operations."

Proposed Merger of Bell Atlantic and NYNEX
--------------------------------------------------------------------------------

  In 1996, we announced a definitive agreement to merge with NYNEX Corporation. We expect to close the merger in the second quarter of 1997.

  This Management's Discussion and Analysis is based on our own historical financial results and includes certain forward-looking statements. You should be aware that our discussion does not, in general, reflect the impact that the proposed merger will have on future financial performance of the post-merger company. Information about the proposed merger is provided in the "Other Matters--Proposed Bell Atlantic--NYNEX Merger" section on page 19, and in Note 6 to the condensed consolidated financial statements on pages 7 and 8.

Cumulative Effect of Change in Accounting - Directory Publishing
--------------------------------------------------------------------------------

  Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses. We adopted the point-of-publication method, meaning that we now recognize directory revenues and expenses upon publication rather than over the lives of the directories. We recorded an after-tax increase in income of $142.1 million, or $.32 per share, in the first quarter of 1996, representing the cumulative effect of this accounting change. This change required us to restate our results of operations for the first three quarters of 1996.

  Other items affecting the comparison of our results of operations for the three month periods ended March 31, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with our 1996 Annual Report to shareowners.

---------------------
RESULTS OF OPERATIONS
---------------------


Our financial results for the first quarter of 1997 as compared to the first quarter of 1996 are summarized as follows:

Three months ended March 31                 1997      1996         Change
--------------------------------------------------------------------------------
Operating revenues                        $3,413.9  $3,219.9  $194.0      6.0%
Operating expenses                         2,517.4   2,419.7    97.7      4.0
Income before cumulative effect of
  change in accounting principle             515.6     464.7    50.9     11.0
Net income                                   515.6     606.8   (91.2)   (15.0)

Per Common Share
   Income before cumulative effect of
     change in accounting principle           1.17      1.06     .11     10.4
   Net income                                 1.17      1.38    (.21)   (15.2)
--------------------------------------------------------------------------------

---------------------------------------
Transport Services Operating Statistics
---------------------------------------


                                            1997      1996            % Change
--------------------------------------------------------------------------------
At March 31
-----------
Access Lines in Service (in thousands)*
Residence                                 13,135      12,747              3.0%
Business                                   7,407       7,023              5.5
Public                                       275         275               --
                                          ------------------
Total Access Lines in Service             20,817      20,045              3.9
                                          ==================

Three Months ended March 31
---------------------------
Access Minutes of Use (in millions)
Interstate                                16,707      16,128              3.6
Intrastate                                 4,615       4,573              0.9
                                          ------------------
Total Access Minutes of Use               21,322      20,701              3.0
                                          ==================

Toll Messages (in millions)
Intrastate                                 822.9       854.2             (3.7)
Interstate                                  39.0        42.6             (8.5)
                                          ------------------
Total Toll Messages                        861.9       896.8             (3.9)
                                          ==================

* 1996 reflects a restatement of access lines in service

------------------
Operating Revenues
------------------



Three Months ended March 31                 1997      1996            % Change
--------------------------------------------------------------------------------

Transport Services
    Local service                         $1,188.7  $1,139.7              4.3%
    Network access                           917.1     877.9              4.5
    Toll service                             335.9     369.6             (9.1)
Ancillary Services
    Directory publishing                     305.5     298.5              2.3
    Other                                    157.7     138.3             14.0
Valued-added Services                        435.0     371.9             17.0
Other Services                                74.0      24.0            208.3
                                          ------------------
Total Operating Revenues                  $3,413.9  $3,219.9              6.0
                                          ==================

Local Service Revenues
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $49.0               4.3%
--------------------------------------------------------------------------------

  Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line and public telephone (pay phone) services.

  Higher usage of our network facilities was the primary reason for the increase in local service revenues in the first quarter of 1997. This growth was generated by an increase in access lines in service of 3.9% from March 31, 1996. Stronger access line growth reflects primarily higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the first quarter of 1997.

  For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 16.

Network Access Revenues
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $39.2               4.5%
--------------------------------------------------------------------------------

  Network access revenues are earned from long distance carriers for their use of our local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to our network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to our network.

  Network access revenues increased in the first quarter of 1997 primarily due to higher customer demand as reflected by growth in access minutes of use of 3.0% from March 31, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 1997. This volume-related growth was partially offset by net price reductions, principally for intrastate switched access services. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

  For a discussion of Federal Communications Commission (FCC) rulemakings concerning access charges, price caps and universal service, see "Factors That May Impact Future Results--Recent Developments--FCC Orders" beginning on page 17.

Toll Service Revenues
--------------------------------------------------------------------------------
  1997-1996                           (Decrease)
--------------------------------------------------------------------------------
  First Quarter              $(33.7)            (9.1)%
--------------------------------------------------------------------------------

  Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries, referred to as Local Access and Transport Areas ("LATAs"). Other toll services that we provide include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in Northern New Jersey and New York City and between LATAs in Southern New Jersey and Philadelphia).

  The reduction in toll service revenues in the first quarter of 1997 was caused by a decline in toll message volumes of 3.9%, company-initiated price reductions, and extended local calling areas. The decrease in toll messages was almost entirely due to the effect of storm-driven usage experienced in the first quarter of 1996. Price reductions were implemented on certain toll services as part of our response to competition.

   We believe that competition for toll services, including the introduction of presubscription in several of our operating telephone subsidiaries beginning in the second quarter of 1997, will continue to impact future revenue growth. You should read "Factors That May Impact Future Results--Competition--IntraLATA Toll Services" on page 18 for a further discussion of presubscription.

Directory Publishing Revenues
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $7.0                2.3%
--------------------------------------------------------------------------------

  We earn directory publishing revenues primarily from local advertising and marketing services provided to businesses in our White and Yellow Pages directories, which are published throughout the region in which our telephone subsidiaries operate. We also provide database services and directory marketing services outside of our region.

  Revenue growth from our directory operations was principally due to higher rates charged for directory services.

Other Ancillary Services Revenues
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $19.4              14.0%
--------------------------------------------------------------------------------

  Our company provides other ancillary services which include systems integration services, plant and construction services provided to other telecommunications carriers, billing and collection services provided to long distance carriers, CPE distribution, facilities rental services, and video and information services.

  In the first quarter of 1997, other ancillary services revenue growth was boosted by higher business volumes resulting from contracts with business customers for systems integration and plant and construction services. We also recognized higher revenues in 1997 as a result of the introduction of customer late payment charges by several of our operating telephone subsidiaries during 1996.

Value-added Services Revenues
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $63.1              17.0%
--------------------------------------------------------------------------------

  Value-added services represent a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products such as Touch-Tone and other customer premises wiring and maintenance services.

  Improved revenue growth from our value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features.

Other Services Revenues
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $50.0               208.3%
--------------------------------------------------------------------------------

  Other services include revenues from our international wireless, telecommunications consulting, and real estate businesses. As described earlier, as a result of the restructuring of our Iusacell investment, we now account for that investment as a fully consolidated subsidiary. In the prior year, we accounted for this investment under the equity method.

  The increase in other services revenues was almost entirely attributable to the recognition of Iusacell's revenues for the first quarter 1997.

------------------
Operating Expenses
------------------


--------------------------------------------------------------------------------
Three Months ended March 31             1997         1996            % Change
--------------------------------------------------------------------------------
Employee Costs                      $  954.5     $  982.4               (2.8)%
Depreciation and Amortization          671.4        628.9                 6.8
Other Operating Expenses               891.5        808.4                10.3
                                    ---------------------
Total Operating Expenses            $2,517.4     $2,419.7                 4.0
                                    =====================

Employee Costs
--------------------------------------------------------------------------------
  1997-1996                           (Decrease)
--------------------------------------------------------------------------------
  First Quarter              $(27.9)            (2.8)%
--------------------------------------------------------------------------------

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

  Our network subsidiaries, which include our operating telephone subsidiaries, a subsidiary that provides centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and entertainment and information services, incurred lower employee costs of $37.7 million or 3.9% in the first quarter of 1997 compared with the same period last year.

  Network employee costs declined in the first quarter of 1997 primarily as a result of lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. We expect the lower level of benefit costs to continue for the remainder of 1997. This cost reduction was offset, in part, by annual salary and wage increases, higher overtime pay principally as a result of higher business volumes, and the effect of increased work force levels primarily at the network-related subsidiaries.

  Employee costs at our nonregulated subsidiaries increased $9.8 million or more than 100% in the first quarter 1997 compared to the same period last year. This increase was principally due to the effect of consolidating our Iusacell investment, as described earlier.

Depreciation and Amortization
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $42.5               6.8%
--------------------------------------------------------------------------------

  Depreciation and amortization expense increased in the first quarter of 1997 over the same period in 1996 principally as a result of growth in depreciable telephone plant, changes in the mix of plant assets and the consolidation of our Iusacell investment.

  We use the composite group remaining life method to depreciate our telephone plant assets. Under this method, we periodically revise depreciation rates based on a number of factors. The composite depreciation rate for our operating telephone subsidiaries was 7.6% for the three month period ended March 31, 1997 compared to 7.7% for the same period in 1996. The change in depreciation rates did not have a significant impact on depreciation and amortization expense in the first quarter of 1997.

Other Operating Expenses
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $83.1              10.3%
--------------------------------------------------------------------------------

  Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

  The rise in other operating expenses in the first quarter of 1997 was largely due to increased costs at our operating telephone subsidiaries to market and advertise services and to comply with certain requirements of the Telecommunications Act of 1996 to permit our eventual entry into the in-region long distance business. We also reported higher expenses at our other subsidiaries as a result of the consolidation of our Iusacell investment, higher business volumes and entry into new businesses, primarily Internet and out-of-region long distance services. These expense increases were partially offset by lower software and system costs at our operating telephone subsidiaries.

  We expect to continue to incur costs associated with our entry into Internet and out-of-region long distance businesses, and with compliance with the Telecommunications Act of 1996, for the remainder of 1997. We also anticipate that we will incur additional costs associated with business initiatives in fixed wireless and long distance at Iusacell. If we are permitted entry into the in-region long distance business during 1997, operating expenses associated with entering this business will escalate.

Income from Unconsolidated Businesses
--------------------------------------------------------------------------------
  1997-1996                           (Decrease)
--------------------------------------------------------------------------------
  First Quarter              $(24.0)             (33.5)%
--------------------------------------------------------------------------------

  Income from unconsolidated businesses includes equity income and losses and goodwill amortization related to these investments. As described earlier, beginning in the first quarter of 1997, we fully consolidate our investment in Iusacell. In the prior year, we accounted for this investment under the equity method.

  The reduction in income from unconsolidated businesses was principally attributable to higher equity losses and goodwill amortization associated with our investments in several ventures, including a personal communications services (PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo), and an international wireless joint venture, Omnitel Pronto Italia S.p.A. (Omnitel). In November 1996, PrimeCo launched commercial service in 16 major cities throughout the country. In December 1996, we increased our ownership interest in Omnitel from 11.67% to 17.45%.

  Lower equity income from our investment in Telecom Corporation of New Zealand Limited (Telecom) also contributed to the reduction in income from unconsolidated businesses in the first quarter of 1997. This reduction was principally due to the recognition of our share of a loss on the planned disposition of one of Telecom's partnership investments.

  These decreases were partially offset by the effect of the consolidation of our Iusacell investment, effective in the first quarter of 1997.

  We expect that our earnings in 1997, as compared to 1996, will continue to be reduced by increased losses associated with our share of PrimeCo's business and the effect of our increased ownership interest in Omnitel.

Other Income and Expense, Net
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter                          $26.4
--------------------------------------------------------------------------------

  Other income and expense, net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated subsidiaries, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  The change in other income and expense, net, is principally due to the recognition of Iusacell's net loss credited to minority interest and the effect of reversing an accrual recorded in 1996.

Interest Expense
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $16.7               13.8%
--------------------------------------------------------------------------------

  Interest expense increased in the first quarter of 1997 principally as a result of consolidating our Iusacell investment. Higher borrowing levels associated with our increased ownership interest in Omnitel and a reduction in capitalized interest costs associated with our PrimeCo investment also contributed to the rise in interest expense.

Provision for Income Taxes
--------------------------------------------------------------------------------
  1997-1996                            Increase
--------------------------------------------------------------------------------
  First Quarter              $31.1               11.0%
--------------------------------------------------------------------------------

  The increase in the provision for income taxes is principally attributable to growth in pre-tax income. The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle, was 37.9% for both three-month periods ended March 31, 1997 and 1996.

-------------------
FINANCIAL CONDITION
-------------------


Three Months ended March 31                  1997           1996         Change
--------------------------------------------------------------------------------
       Cash Flows From (Used In):
          Operating activities            $1,182.8       $1,170.0       $  12.8
          Investing activities              (752.5)        (603.7)       (148.8)
          Financing activities              (438.0)        (866.3)        428.3
--------------------------------------------------------------------------------

  We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at both March 31, 1997 and 1996, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

  We limit our use of derivatives to managing risk that could jeopardize our financing and operating flexibility, making cash flows more stable over the long run, and achieving savings over other means of financing. Derivative agreements are tied to specific liabilities or assets and hedge the related economic exposures. The use of these hedging agreements has not had a material impact on our financial condition or results of operations. We do not hold derivatives for trading purposes.

  The notional amounts of our derivative contracts are used to calculate contractual payments to be exchanged and are not a measure of our credit risk or our future cash requirements. Credit risk related to derivatives is limited to nonperformance by counterparties to our contracts. We manage that credit risk by limiting our exposure to any one financial institution and by monitoring our counterparties' credit ratings. We believe the risk of loss due to nonperformance by counterparties is remote and that any losses would not be material to our financial condition or results of operations.

Cash Flows From Operating Activities
--------------------------------------------------------------------------------

  Our primary source of funds continued to be cash generated from operations. Cash flows from operations was higher in the first quarter of 1997, as compared to the same period in 1996, principally as a result of improved operating income, largely offset by timing differences in the payment of accrued taxes and other liabilities.

Cash Flows Used in Investing Activities
--------------------------------------------------------------------------------

  Capital expenditures continued to be our primary use of capital resources. We invested approximately $595 million during the first quarter of 1997, as compared to $440 million in the first quarter of 1996, to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. The increase in telephone plant expenditures is principally due to the timing of construction plans.

  During the first quarter of 1997, we invested $38.4 million in unconsolidated businesses, principally in PrimeCo to fund the build-out of a PCS network.

  Our short-term investments include cash equivalents held in trust accounts for the payment of certain employee benefits. During the first quarter of 1997, we invested $140.0 million in a vacation pay trust, compared to $130.0 million in the first quarter of 1996.

  During the first quarter of 1997, we received cash proceeds of $21.9 million from Telecom's share repurchase plan. In connection with that plan, we anticipate that Telecom will repurchase a portion of our stock investment, to the extent necessary to keep our percentage ownership interest in Telecom from exceeding the maximum permitted level of 24.95%. Telecom's plan is expected to result in total cash proceeds to us of approximately $155 million to $165 million.

Cash Flows Used in Financing Activities
--------------------------------------------------------------------------------

  As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the definitive merger agreement with NYNEX, we agreed, pending closing of the merger, that our quarterly dividend payments would not exceed $.72 per share through the February 1, 1997 payment date or $.74 per share beginning with the May 1, 1997 payment date. Our dividend following the completion of the merger is expected to be, initially, $3.08 per share on an annualized basis.

  We increased our long-term debt (including capital lease obligations) and short-term debt by $109.2 million from December 31, 1996, principally due to the consolidation of our Iusacell investment. Our debt ratio was 51.9% as of March 31, 1997, compared to 52.9% as of March 31, 1996 and 52.2% as of December 31, 1996.

  As of March 31, 1997, we had unused bank lines of credit in excess of $1.8 billion. Our subsidiaries have shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities. The debt securities of our subsidiaries continue to be accorded high ratings by primary rating agencies.

  As a result of the consolidation of our Iusacell investment in the first quarter of 1997, our condensed consolidated balance sheet at March 31, 1997 reflects increases and decreases in certain categories of assets and liabilities; however, the transaction had no material effect on our financial condition.

--------------------------------------
FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

  The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in our current businesses, but will also open new markets to us.

  The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, such as our company, to provide interLATA (long distance) services and to engage in manufacturing. However, our ability to engage in these new businesses, previously prohibited by the MFJ, is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which we must comply is a 14-point "competitive checklist" which includes steps we must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the long distance market would be in the public interest.

  A U. S. Court of Appeals has currently stayed the effectiveness of the uniform national pricing rules adopted by the FCC and the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations are continuing while the stay is in effect, pending the Court's final decision.

  We are unable to predict definitively the impact that the Act will have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, and the timing, extent and success of our pursuit of new business opportunities resulting from the Act. These factors will in turn depend, in part, on the final outcome of several FCC rulemakings and the outcome of state interconnection proceedings (see also "Recent Developments FCC Orders" below).

  We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. You should read the "Competition" section below for additional information.

Recent Developments--FCC Orders
--------------------------------------------------------------------------------

  On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. We are unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, we do not believe that these proceedings will result in a material adverse impact on our results of operations or financial condition.

Access Charges

  Access charges are the rates long distance carriers pay for use and availability of the operating telephone subsidiaries' facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the operating telephone subsidiaries to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the operating telephone subsidiaries which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from IXCs through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

  A portion of the operating telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

  The restructuring of access charges in January 1998 is expected to be revenue neutral to our operating telephone subsidiaries.

  The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. We are unable to predict the results of this further proceeding.

Price Caps

  The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, our price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as we may elect, which is intended to reflect increases in productivity ("Productivity Factor"). For the current period ending June 30, 1997, we have chosen the 5.3% Productivity Factor.

  The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the operating telephone subsidiaries' networks to provide equal access to facilities for all long distance carriers.

Universal Service

  The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support of $1.5 billion for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of this federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

  The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

  All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. We will, however, be permitted to recover our universal service contributions through higher interstate charges to long distance carriers and end users.

Competition
--------------------------------------------------------------------------------

IntraLATA Toll Services

  IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by state regulatory commissions rather than federal authorities. All of our state regulatory commissions (except in the District of Columbia, where intraLATA toll service is not provided) permit other carriers to offer intraLATA toll services within the state.

  Currently, intraLATA toll calls in these states (except New Jersey) are completed by our operating telephone subsidiaries unless the customer dials a code to access a competing carrier. This dialing method is changed by "presubscription," which would enable customers to make these toll calls using another carrier without having to dial an access code.

  The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as the Bell Operating Company is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

  In several states, the regulatory commissions have adopted orders requiring our operating telephone subsidiaries to provide intraLATA presubscription in 1997. Bell Atlantic - New Jersey implemented presubscription on May 5, 1997 as required by order of the Board of Public Utilities (BPU). We had challenged the BPU's rule on the grounds that it was inconsistent with the Act; however, on April 18, 1997, the federal court denied our challenge and dismissed the complaint. The Pennsylvania regulatory commission ordered presubscription by July 31, 1997, but has stated that a reasonable effort should be made to coordinate implementation of presubscription with our entry into the long distance market in Pennsylvania. The state regulatory commission in West Virginia ordered presubscription by August 15, 1997. On April 8, 1997, the Delaware Public Service Commission extended implementation of presubscription from July 31, 1997 to September 15, 1997, although we believe this date is inconsistent with the Act. We expect to offer intraLATA presubscription in our other state jurisdictions coincident with our offering of long distance services in those states, as required by the Act. Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially if we are not permitted to offer long distance services at the same time.

Local Exchange Services

  Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in all of our state jurisdictions. The Act is expected to significantly increase the level of competition in all of our local exchange markets.

-------------
OTHER MATTERS
-------------

Proposed Bell Atlantic-NYNEX Merger
--------------------------------------------------------------------------------

  Bell Atlantic and NYNEX announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

  We expect that the merger will qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. In November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of other conditions, including certain regulatory reviews, all but one of which have been completed.

  As a result of the merger, Bell Atlantic will incur special transition and integration costs of approximately $500 million in the first twelve months following the completion of the merger and an additional $200 million to $400 million over the two succeeding years, in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, and employee severance and relocation costs.

  It is expected that the post-merger company will recognize recurring expense savings of approximately $600 million annually by the third year following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Approximately $300 million in savings are expected to be achieved in the first twelve months following the completion of the merger, with an additional $150 million in each of the two succeeding years. Incremental savings in annual capital expenditures for the company should grow to approximately $250 million to $300 million, including efficiencies relating to purchasing, marketing trials and equipment testing.

  We have established a target range for long-term earnings per share growth, following completion of the merger and excluding the transition and integration costs described above, of 10 to 12%.

  Future operating revenues, expenses and net income of the post-merger company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in our discussion of our own historical results of operations and financial condition. You should also refer to Note 6 of our condensed consolidated financial statements on pages 7 and 8 for pro forma information on the merger.

Restructure of CAI Investment
--------------------------------------------------------------------------------

In March 1995, we and NYNEX collectively invested approximately $100 million in certain securities issued by CAI Wireless Systems, Inc. (CAI), a wireless cable television company that utilizes multichannel, multipoint distribution system technology. In April 1997, we and NYNEX restructured our investments in CAI through amended agreements which provide for, among other things, a current mutual exchange of releases, an agreement to share certain patent and intellectual property rights related to the companies' digital wireless venture, and a renegotiated repurchase option for CAI. As a result of this transaction, we are presently updating our assessment of the fair value of our investment in CAI and anticipate a modest charge to earnings in the second quarter of 1997.

Sale of Commercial Real Estate Properties
--------------------------------------------------------------------------------

In April 1997, we sold a significant portion of our commercial real estate properties and expect to complete in the second quarter of 1997 agreements of sale with respect to additional properties. The transactions will generate approximately $300 million in cash and will not have a material impact on net income.

Cautionary Statement Concerning Forward-Looking Statements
--------------------------------------------------------------------------------

  Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results are forward-looking and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

  The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform, price caps, and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the company's operating areas; (vi) the extent, timing and success of competition from others in the local telephone and toll service markets; and (vii) the timing of entry and profitability of the company in the long distance market.

---------------------------
Part II - Other Information
---------------------------

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------

For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System operating companies with respect to private actions relating to pre-divestiture events, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In January 1991 the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in several identical class action complaints. These complaints, which were consolidated in a single proceeding in the United States District Court for the Eastern District of Pennsylvania and have subsequently been amended, allege that, during a class period from June 14, 1990 through January 22, 1991, the plaintiffs purchased shares of Bell Atlantic stock at inflated prices as a result of the defendant's alleged failure to disclose material information regarding certain aspects of the Company's financial performance and prospects. The trial court's 1991 decision granting defendants' motion to dismiss this action was reversed by the United States Court of Appeals for the Third Circuit upon appeal by the plaintiffs. In April 1997, the trial court granted summary judgment in favor of all defendants on the federal securities law claims and dismissed the pendent state law claims without prejudice. Plaintiffs have again appealed to the Court of Appeals.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits:

Exhibit Number

11   Computation of Per Common Share Earnings.
12   Computation of Ratio of Earnings to Fixed Charges.
27   Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

A Current Report on Form 8-K, dated January 21, 1997, was filed regarding the Company's 1996 financial results.

Signatures
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BELL ATLANTIC CORPORATION


Date:  May 9, 1997                  By  /s/ William O. Albertini
                                        ------------------------
                                        William O. Albertini
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1997.