Form 10-Q
period 1997-06-30
BELL ATLANTIC CORP
filed 1997-07-24
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


            (Mark one)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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

At June 30, 1997, 437,476,506 shares of the registrant's Common Stock were outstanding, after deducting 339,761 shares held in treasury.


================================================================================

-----------------
Table of Contents
-----------------


Item No.                                                                    Page

Part I. Financial Information
--------------------------------------------------------------------------------

1. Financial Statements

     Condensed Consolidated Statements of Income
       For the three and six months ended June 30, 1997 and 1996.........    2-3

     Condensed Consolidated Balance Sheets
       June 30, 1997 and December 31, 1996...............................    4-5

     Condensed Consolidated Statement of Changes in Shareowners' Investment
       For the six months ended June 30, 1997............................      6

     Condensed Consolidated Statements of Cash Flows
       For the six months ended June 30, 1997 and 1996...................      7

     Notes to Condensed Consolidated Financial Statements................    8-9

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................  10-22

Part II. Other Information
--------------------------------------------------------------------------------

1. Legal Proceedings.....................................................     23

4. Submission of Matters to a Vote of Security Holders...................     23

6. Exhibits and Reports on Form 8-K......................................     24

------------------------------
Part I - Financial Information
------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                            Three months ended
                                                                 June 30,
                                                           ---------------------
                                                             1997        1996
                                                           ---------  ----------

OPERATING REVENUES.....................................    $3,440.7    $3,223.6
                                                           --------    --------

OPERATING EXPENSES
Employee costs, including benefits and taxes...........       963.1       981.8
Depreciation and amortization..........................       685.0       638.8
Other..................................................       893.8       850.6
                                                           --------    --------
                                                            2,541.9     2,471.2
                                                           --------    --------
OPERATING INCOME.......................................       898.8       752.4
Income from Unconsolidated Businesses..................        59.3        94.3
Other Income and Expense, Net..........................        (3.5)       (2.1)
Interest Expense.......................................       131.4       119.8
                                                           --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES...............       823.2       724.8
Provision for Income Taxes.............................       324.3       261.1
                                                           --------    --------

NET INCOME.............................................    $  498.9    $  463.7
                                                           ========    ========

PER COMMON SHARE
--------------------------------------------------------------------------------

NET INCOME.............................................    $   1.14    $   1.05
                                                           ========    ========

Cash Dividends Declared................................    $    .74    $    .72
                                                           ========    ========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)...........       439.5       439.6
                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                              Six months ended
                                                                  June 30,
                                                            --------------------
                                                              1997       1996
                                                            --------  ----------

OPERATING REVENUES......................................    $6,854.6   $6,443.5
                                                            --------   --------

OPERATING EXPENSES
Employee costs, including benefits and taxes............     1,917.6    1,964.2
Depreciation and amortization...........................     1,356.4    1,267.7
Other...................................................     1,785.3    1,659.0
                                                            --------   --------
                                                             5,059.3    4,890.9
                                                            --------   --------
OPERATING INCOME........................................     1,795.3    1,552.6
Income from Unconsolidated Businesses...................       106.9      165.9
Other Income and Expense, Net...........................        20.6       (4.4)
Interest Expense........................................       268.9      240.6
                                                            --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....     1,653.9    1,473.5
Provision for Income Taxes..............................       639.4      545.1
                                                            --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.........................     1,014.5      928.4
Cumulative effect of change in accounting principle
 Directory publishing, net of tax.......................          --      142.1
                                                            --------   --------
NET INCOME..............................................    $1,014.5   $1,070.5
                                                            ========   ========

PER COMMON SHARE
--------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.........................    $   2.31   $   2.11
Cumulative effect of change in accounting principle.....          --        .32
                                                            --------   --------

NET INCOME..............................................    $   2.31   $   2.43
                                                            ========   ========

Cash Dividends Declared.................................    $   1.48   $   1.44*
                                                            ========   ========

Weighted Average Number of Common Shares and
 Equivalent Shares Outstanding (in millions)............       439.7      439.9
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


See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

------
Assets
------


                                                               June 30,    December 31,
                                                                 1997          1996
                                                            ------------   ------------
CURRENT ASSETS
Cash and cash equivalents..............................     $      103.9   $      152.5
Short-term investments.................................            213.0          271.7
Accounts receivable, net of allowances of $263.0 and
 $248.3................................................          2,873.5        2,846.8
Inventories............................................            191.4          148.7
Prepaid expenses.......................................            413.8          402.0
Other..................................................            154.8          126.3
                                                            ------------   ------------
                                                                 3,950.4        3,948.0
                                                            ------------   ------------

PLANT, PROPERTY AND EQUIPMENT..........................         35,629.6       34,758.4
Less accumulated depreciation..........................         19,702.6       18,842.7
                                                            ------------   ------------
                                                                15,927.0       15,915.7
                                                            ------------   ------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES...............          3,469.2        3,766.8
OTHER ASSETS...........................................          1,631.8        1,225.7
                                                            ------------   ------------
TOTAL ASSETS...........................................     $   24,978.4   $   24,856.2
                                                            ============   ============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

---------------------------------------
Liabilities and Shareowners' Investment
---------------------------------------


                                                       June 30,   December 31,
                                                         1997         1996
                                                      ----------  -------------
CURRENT LIABILITIES
Debt maturing within one year.......................  $ 2,273.8      $ 2,137.3
Accounts payable and accrued liabilities............    2,567.0        2,902.7
Other...............................................      685.6          662.8
                                                      ---------      ---------
                                                        5,526.4        5,702.8
                                                      ---------      ---------

LONG-TERM DEBT......................................    5,816.4        5,960.2
                                                      ---------      ---------

EMPLOYEE BENEFIT OBLIGATIONS........................    3,828.2        3,887.4
                                                      ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................    1,310.1        1,229.9
Unamortized investment tax credits..................      113.7          123.0
Other...............................................      489.8          385.1
                                                      ---------      ---------
                                                        1,913.6        1,738.0
                                                      ---------      ---------

PREFERRED STOCK OF SUBSIDIARY.......................      135.0          145.0
                                                      ---------      ---------
SHAREOWNERS' INVESTMENT
Preferred and Preference stock ($1 par value; none
 issued)............................................         --             --
Common stock ($1 par value; 437,816,267 shares and
 437,816,267 shares issued).........................      437.8          437.8
Contributed capital.................................    5,519.5        5,510.9
Reinvested earnings.................................    2,718.4        2,381.9
Foreign currency translation adjustment.............     (485.5)        (458.5)
                                                      ---------      ---------
                                                        8,190.2        7,872.1
Less common stock in treasury, at cost..............       26.1            3.6
Less deferred compensation-employee stock ownership
 plans..............................................      405.3          445.7
                                                      ---------      ---------

                                                        7,758.8        7,422.8
                                                      ---------      ---------

TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.......  $24,978.4      $24,856.2
                                                      =========      =========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statement of Changes in Shareowners' Investment
                                  (Unaudited)
                 (Dollars in Millions and Shares in Thousands)


                                                             Six months ended
                                                               June 30, 1997
                                                            ------------------
                                                             Shares    Amount
                                                            -------   --------
COMMON STOCK
Balance at beginning and end of period.................     437,816   $  437.8
                                                            -------   --------

CONTRIBUTED CAPITAL
Balance at beginning of period.........................                5,510.9
Shares distributed:
 Employee plans........................................                    8.6
                                                                      --------
Balance at end of period...............................                5,519.5
                                                                      --------

REINVESTED EARNINGS
Balance at beginning of period.........................                2,381.9
Net income.............................................                1,014.5
Dividends declared.....................................                 (647.6)
Shares distributed:
 Employee plans........................................                  (34.4)
Tax benefit of dividends paid to ESOPs.................                    3.4
Other..................................................                     .6
                                                                      --------
Balance at end of period...............................                2,718.4
                                                                      --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at beginning of period.........................                 (458.5)
Translation adjustments, net...........................                  (27.0)
                                                                      --------
Balance at end of period...............................                 (485.5)
                                                                      --------

TREASURY STOCK
Balance at beginning of period.........................          54        3.6
Shares purchased.......................................       2,303      158.6
Shares distributed:
 Employee plans........................................      (1,991)    (134.4)
 Shareowner plans......................................         (26)      (1.7)
                                                            -------   --------
Balance at end of period...............................         340       26.1
                                                            -------   --------

DEFERRED COMPENSATION--ESOPs
Balance at beginning of period.........................                  445.7
Amortization...........................................                  (40.4)
                                                                      --------
Balance at end of period...............................                  405.3
                                                                      --------

TOTAL SHAREOWNERS' INVESTMENT..........................               $7,758.8
                                                                      ========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)


                                                              Six months ended
                                                                   June 30,
                                                           ---------------------
                                                              1997        1996
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $ 1,014.5   $ 1,070.5
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.........................    1,356.4     1,267.7
   Cumulative effect of change in
     accounting principle, net of tax....................         --      (142.1)
   Income from unconsolidated businesses.................     (106.9)     (165.9)
   Dividends received from unconsolidated businesses.....       65.4        60.9
   Other items, net......................................       34.8        35.7
   Changes in certain assets and liabilities, net of
     effects from acquisition/disposition of businesses..     (421.5)     (242.6)
                                                           ---------   ---------
Net cash provided by operating activities................    1,942.7     1,884.2
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.....................       62.7       (97.5)
Additions to plant, property and equipment...............   (1,324.6)     (972.6)
Proceeds from sale of plant, property and equipment......         .5         4.4
Investment in notes receivable...........................      (17.9)        (.3)
Proceeds from notes receivable...........................       26.6        68.1
Acquisition of businesses, less cash acquired............         --        (2.2)
Proceeds from Telecom Corporation of New Zealand Limited
  share repurchase plan..................................       82.0          --
Investments in unconsolidated businesses, net............     (100.6)     (122.4)
Proceeds from disposition of businesses..................      271.5          --
Other, net...............................................      (52.3)        6.7
                                                           ---------   ---------
Net cash used in investing activities....................   (1,052.1)   (1,115.8)
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease
 obligations.............................................      (45.6)     (137.0)
Net change in short-term borrowings with original
 maturities of three months or less......................     (117.4)     (230.5)
Dividends paid...........................................     (639.1)     (621.6)
Proceeds from sale of common stock.......................      107.0        58.2
Purchase of common stock for treasury....................     (158.6)      (79.1)
Reduction in preferred stock of subsidiary...............      (10.0)         --
Net change in outstanding checks drawn on controlled
 disbursement accounts...................................      (75.5)      (51.5)
                                                           ---------   ---------
Net cash used in financing activities....................     (939.2)   (1,061.5)
                                                           ---------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS....................      (48.6)     (293.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........      152.5       356.8
                                                           ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $   103.9   $    63.7
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

2. Grupo Iusacell, S.A. de C.V. Restructuring
--------------------------------------------------------------------------------

In February 1997, we consummated a restructuring of our investment in Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company, to permit us to assume control of the Board of Directors and management of Iusacell. Under the terms of the restructuring, we exchanged certain Series B and D shares of Iusacell stock for Series A shares, enabling us to elect a majority of the Board of Directors. We also paid a premium of $50.0 million to the current majority owner. This exchange of shares did not affect our economic ownership percentage of Iusacell. We also converted approximately $33 million of subordinated debt into Series A shares, thereby, increasing our economic ownership from 41.9% to 42.1%, and we are obligated to provide Iusacell up to $150 million in subordinated convertible financing as Iusacell may require from time to time.
As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997.

3. Long-Term Debt--Bell Atlantic Financial Services, Inc.
--------------------------------------------------------------------------------

Our medium-term notes are issued by Bell Atlantic Financial Services, Inc.
(FSI), a wholly owned subsidiary. FSI debt securities (aggregating $633.6 million at June 30, 1997) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic Corporation and FSI under which Bell Atlantic Corporation will make payments of interest, premium (if any) and principal on the FSI debt should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries; however, they have recourse to dividends paid to Bell Atlantic Corporation by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $5.4 billion at June 30, 1997.

4. New Accounting Standard--Earnings per Share
--------------------------------------------------------------------------------

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

6. Proposed Bell Atlantic--NYNEX Merger
--------------------------------------------------------------------------------

Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

  The merger is expected to qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received within the next several weeks.

  After the closing of the merger, we will file, as part of a Current Report on Form 8-K, unaudited pro forma combined condensed financial statements which give effect to the merger using the pooling-of-interests method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
(Tables shown in Dollars in Millions, Except Per Share Amounts)

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

  In February 1997, we consummated a restructuring of our wireless investment in Mexico, Grupo Iusacell, S.A. de C.V. (Iusacell), to permit us to assume control of the Board of Directors and management of Iusacell. See Note 2 to the condensed consolidated financial statements on page 8 for a further discussion of the Iusacell restructuring.

  As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997. Iusacell's results of operations for 1997 are reflected in our operating revenues and expenses, while for 1996 Iusacell's net results are reported as a component of Income from Unconsolidated Businesses. These comparative differences are more fully described in the sections included under "Results of Operations."

Proposed Merger of Bell Atlantic and NYNEX
--------------------------------------------------------------------------------

In 1996, we announced a definitive agreement to merge with NYNEX Corporation (NYNEX). We expect to close the merger within the next several weeks.

  This Management's Discussion and Analysis is based on our own historical financial results and includes certain forward-looking statements. You should be aware that our discussion does not, in general, reflect the impact that the proposed merger will have on future financial performance of the post-merger company. Further discussion of the proposed merger is provided in the "Other Matters--Proposed Bell Atlantic--NYNEX Merger" section on page 22.

Restructure of CAI Investment
--------------------------------------------------------------------------------

In March 1995, we and NYNEX collectively invested approximately $100 million in certain securities issued by CAI Wireless Systems, Inc. (CAI), a wireless cable television company that utilizes multichannel, multipoint distribution system technology. In April 1997, we and NYNEX restructured our investments in CAI through amended agreements which provide for, among other things, a mutual exchange of releases, an agreement to share certain patent and intellectual property rights related to the companies' digital wireless venture, and a renegotiated repurchase option for CAI. As a result of this restructuring, we recorded a charge of $15.0 million to earnings to reduce to fair value our investment in CAI.

Sale of Commercial Real Estate Properties
--------------------------------------------------------------------------------

In a series of related transactions completed in the second quarter of 1997, we sold a significant portion of our commercial real estate properties. The transactions generated approximately $250 million in cash and did not have a material impact on net income.

Cumulative Effect of Change in Accounting--Directory Publishing
--------------------------------------------------------------------------------

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses. We adopted the point-of-publication method, meaning that we now recognize directory revenues and expenses upon publication rather than over the lives of the directories. We recorded an after-tax increase in income of $142.1 million, or $.32 per share, in the first quarter of 1996, representing the cumulative effect of this accounting change. This change required us to restate our results of operations for the first three quarters of 1996.
--------------------------------------------------------------------------------

Certain other items affecting the comparison of our results of operations for the three and six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with our 1996 Annual Report to shareowners.

---------------------
Results of Operations
---------------------

Our financial results for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, are summarized as follows:


                                            Three months          Six months             % Change
                                         ------------------  ------------------  --------------------------
                                           1997      1996      1997      1996      Quarter    Year-to-Date
-----------------------------------------------------------------------------------------------------------
Operating revenues                       $3,440.7  $3,223.6  $6,854.6  $6,443.5         6.7%           6.4%
Operating expenses                        2,541.9   2,471.2   5,059.3   4,890.9         2.9            3.4
Income before cumulative effect of
   change in accounting principle           498.9     463.7   1,014.5     928.4         7.6            9.3
Net income                                  498.9     463.7   1,014.5   1,070.5         7.6           (5.2)

Per Common Share
   Income before cumulative effect of
     change in accounting principle         $1.14     $1.05     $2.31     $2.11         8.6%           9.5%
   Net income                                1.14      1.05      2.31      2.43         8.6           (4.9)
-----------------------------------------------------------------------------------------------------------

---------------------------------------
Transport Services Operating Statistics
---------------------------------------


                                                                 1997       1996          % Change
-----------------------------------------------------------------------------------------------------------
At June 30
----------
Access Lines in Service (in thousands)*
Residence                                                       13,213     12,770             3.5%
Business                                                         7,481      7,123             5.0
Public                                                             278        276             0.7
                                                              -----------------------
Total Access Lines in Service                                   20,972     20,169             4.0
                                                              =======================


                                                Three months         Six months             % Change
                                               --------------      --------------    ----------------------
                                               1997      1996      1997      1996    Quarter   Year-to-Date
-----------------------------------------------------------------------------------------------------------
For the Period Ended June 30
-----------------------------
Access Minutes of Use (in millions)
Interstate                                    17,396   16,276     34,103    32,404      6.9%         5.2%
Intrastate                                     4,928    4,439      9,543     9,012     11.0          5.9
                                            ----------------------------------------
Total Access Minutes of Use                   22,324   20,715     43,646    41,416      7.8          5.4
                                            ========================================
Toll Messages (in millions)
Intrastate                                     845.2    828.9    1,668.1   1,683.1      2.0%        (0.9)%
Interstate                                      40.0     41.2       79.0      83.8     (2.9)        (5.7)
                                            ----------------------------------------
Total Toll Messages                            885.2    870.1    1,747.1   1,766.9      1.7         (1.1)
                                            ========================================

* 1996 reflects a restatement of access lines in service

------------------
Operating Revenues
------------------


                                    Three months         Six months              % Change
                                 -----------------  --------------------  -----------------------
For the Period Ended June 30      1997      1996      1997       1996      Quarter   Year-to-Date
-------------------------------------------------------------------------------------------------
Transport services
 Local service                  $1,256.9  $1,179.4  $2,445.6    $2,319.1       6.6%           5.5%
 Network access                    908.5     867.8   1,825.6     1,745.7       4.7            4.6
 Toll services                     328.2     350.1     664.1       719.7      (6.3)          (7.7)
Ancillary services
 Directory publishing              265.1     252.9     570.6       551.4       4.8            3.5
 Other                             186.8     157.4     344.5       295.7      18.7           16.5
Value-added services               427.0     386.4     862.0       758.3      10.5           13.7
Other services                      68.2      29.6     142.2        53.6     130.4          165.3
                               -------------------------------------------
Total Operating Revenues        $3,440.7  $3,223.6  $6,854.6    $6,443.5       6.7            6.4
                               ===========================================


Local Service Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $77.5                         6.6%
--------------------------------------------------------------------------------
  Six Months                $126.5                         5.5%
--------------------------------------------------------------------------------

Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line and public telephone (pay phone) services.

  Higher usage of our network facilities was the primary reason for the increase in local service revenues in the second quarter of 1997 and the six month period ended June 30, 1997. This growth was generated by an increase in access lines in service of 4.0% from June 30, 1996. This access line growth reflects primarily higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997. Revenue growth in the three and six month periods was also boosted by stronger business message volumes reported in the second quarter of 1997.

  Revenues were also increased in both of the 1997 periods by the impact of the Pennsylvania rate rebalancing plan, which is a revenue neutral filing that provides for increases in certain revenue categories with offsetting decreases in other revenue categories. A specific component of this plan, which became effective on May 1, 1997, increased revenues from the dial-tone charge by approximately $10 million (included in local service revenues) with a corresponding reduction in revenues from the elimination of the Touch-Tone line charge (included in value-added services revenues).

  For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 19.


Network Access Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $40.7                         4.7%
--------------------------------------------------------------------------------
  Six Months                 $79.9                         4.6%
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

  Network access revenues increased in the second quarter of 1997 and year-to-date primarily due to higher customer demand as reflected by growth in access minutes of use of 7.8% in the three month period and 5.4% in the six month period over the same periods in 1996. Volume growth was boosted by expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in both periods of 1997. This volume-related growth was partially offset by net price reductions, principally for intrastate switched access services. Reported year-to-date growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

  Effective July 1, 1997, we implemented price decreases of approximately $230 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results--Recent Developments--FCC Orders" beginning on page 20.


Toll Service Revenues
--------------------------------------------------------------------------------
  1997-1996                              (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $(21.9)                       (6.3)%
--------------------------------------------------------------------------------
  Six Months                $(55.6)                       (7.7)%
--------------------------------------------------------------------------------

Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries, referred to as a Local Access and Transport Area ("LATA"). Other toll services that we provide include 800 services, Wide Area Telephone Service
(WATS), and corridor services (between LATAs in Northern New Jersey and New York City and between LATAs in Southern New Jersey and Philadelphia).

  The impact of increased competition for intraLATA toll, WATS and private line services on toll message volumes and company-initiated price reductions both contributed equally to the reduction in toll service revenues in 1997. The effect on revenues from competition for toll services increased in the second quarter of 1997 as a result of the introduction of presubscription in New Jersey in May 1997. We implemented price reductions on certain toll services as part of our response to competition.

  Our toll message volumes changed only slightly in 1997 as compared to the prior year. In the second quarter of 1997, toll message volumes grew 1.7%; however, volumes declined 1.1% year-to-date. Reported year-to-date growth in toll messages and revenues was also negatively affected by storm-driven usage in the first quarter of 1996.

  We believe that competition for toll services, including the introduction of presubscription in several of our operating telephone subsidiaries, which began in the second quarter of 1997, will continue to impact future revenue trends. You should read "Factors That May Impact Future Results--Competition--IntraLATA Toll Services" on page 21 for a further discussion of presubscription.


Directory Publishing Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $12.2                         4.8%
--------------------------------------------------------------------------------
  Six Months                 $19.2                         3.5%
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

Other Ancillary Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $29.4                        18.7%
--------------------------------------------------------------------------------
  Six Months                 $48.8                        16.5%
--------------------------------------------------------------------------------

Our company provides other ancillary services which include systems integration services, plant and construction services for other telecommunications carriers, billing and collection services for long distance carriers, CPE distribution, facilities rental services, and video and information services.

  Higher other ancillary services revenues in both the three and six month periods were principally the result of new contracts with business customers for systems integration services. We also recognized higher revenues in 1997 as a result of the introduction of customer late payment charges by several of our operating telephone subsidiaries during 1996.


Value-added Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $40.6                        10.5%
--------------------------------------------------------------------------------
  Six months                $103.7                        13.7%
--------------------------------------------------------------------------------

Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting and Return Call, as well as more mature products such as Touch-Tone and customer premises wiring and maintenance services.

  Revenue growth from our value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features. Revenues for the three and six month periods of 1997 were reduced by the impact of the Pennsylvania rate rebalancing plan, as described earlier.


Other Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $38.6                   130.4%
--------------------------------------------------------------------------------
  Six Months                 $88.6                   165.3%
--------------------------------------------------------------------------------

Other services include revenues from our international wireless, telecommunications consulting, and real estate businesses. As described earlier, as a result of the restructuring of our Iusacell investment, we now account for this investment as a fully consolidated subsidiary. In the prior year, we accounted for this investment under the equity method.

  The increase in other services revenues in both of the 1997 periods was attributable to the recognition of Iusacell's operating revenues for the first half of 1997. These increases were partially offset by lower revenues resulting from the de-emphasis of certain nonstrategic businesses.

------------------
Operating Expenses
------------------


                                      Three months        Six months         % Change
                                    ---------------    ---------------  -----------------------
For the Period Ended June 30        1997      1996     1997      1996   Quarter    Year-to-Date
-----------------------------------------------------------------------------------------------
Employee costs                   $  963.1  $  981.8  $1,917.6  $1,964.2   (1.9)%       (2.4)%
Depreciation and amortization       685.0     638.8   1,356.4   1,267.7    7.2          7.0
Other operating expenses            893.8     850.6   1,785.3   1,659.0    5.1          7.6
                               ------------------------------------------
Total Operating Expenses         $2,541.9  $2,471.2  $5,059.3  $4,890.9    2.9          3.4
                               ==========================================

Employee Costs
--------------------------------------------------------------------------------
  1997-1996                              (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $(18.7)                       (1.9)%
--------------------------------------------------------------------------------
  Six Months                $(46.6)                       (2.4)%
--------------------------------------------------------------------------------

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

  Our network subsidiaries, which include our operating telephone subsidiaries, a subsidiary that provides centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and entertainment and information services, incurred lower employee costs of $24.6 million or 2.5% in the second quarter of 1997 and $62.3 million or 3.2% year-to-date compared with the same periods in 1996.

  Network employee costs declined in both periods of 1997 primarily as a result of lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. We expect the lower level of benefit costs to continue through the third quarter of 1997. This cost reduction was offset, in part, by annual salary and wage increases and by higher overtime pay and the effect of increased work force levels principally as a result of higher business volumes. Work force levels at the network subsidiaries grew 6.9% from June 30, 1996.

  Employee costs at our nonregulated subsidiaries increased $5.9 million in the second quarter of 1997 and $15.7 million year-to-date, or more than 100% in both periods, compared to the prior year. These increases were principally due to the effect of consolidating our Iusacell investment, as described earlier.


Depreciation and Amortization
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $46.2                         7.2%
--------------------------------------------------------------------------------
  Six Months                 $88.7                         7.0%
--------------------------------------------------------------------------------

Depreciation and amortization expense increased in the three and six months of 1997 over the same periods in 1996 principally as a result of growth in depreciable telephone plant, changes in the mix of plant assets and the consolidation of our Iusacell investment. These increases were partially offset by the impact of slightly lower depreciation rates.

  We use the composite group remaining life method to depreciate our telephone plant assets. Under this method, we periodically revise depreciation rates based on a number of factors. The composite depreciation rate for our operating telephone subsidiaries was 7.6% for the six month period ended June 30, 1997 compared to 7.7% for the same period in 1996.


Other Operating Expenses
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $43.2                         5.1%
--------------------------------------------------------------------------------
  Six Months                $126.3                         7.6%
--------------------------------------------------------------------------------

Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

  The rise in other operating expenses in the three and six month periods of 1997 was largely due to increased costs at our operating telephone subsidiaries to market and advertise services and to comply with certain requirements of the Telecommunications Act of 1996 to permit our eventual entry into the in-region long distance business. We also reported higher expenses as a result of the consolidation of our Iusacell investment and higher business volumes at our systems integration services and plant and construction subsidiaries. Other items affecting both periods of 1997, but to a lesser extent, were higher costs associated with entering new businesses, primarily Internet and out-of-region long distance services.

  These expense increases were partially offset by the timing of network software purchases at our operating telephone subsidiaries and by the effect of certain accrual adjustments recorded at our nonregulated subsidiaries in both 1997 and 1996.

  We expect to continue to incur costs associated with our entry into Internet and out-of-region long distance businesses, and with compliance with the Telecommunications Act of 1996, for the remainder of 1997. We also anticipate that we will incur additional costs associated with business initiatives in fixed wireless and long distance at Iusacell.


Income from Unconsolidated Businesses
--------------------------------------------------------------------------------
  1997-1996                              (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $(35.0)                      (37.1)%
--------------------------------------------------------------------------------
  Six Months                $(59.0)                      (35.6)%
--------------------------------------------------------------------------------

Income from unconsolidated businesses includes equity income and losses and goodwill amortization related to these investments. As described earlier, beginning in the first quarter of 1997, we fully consolidated our investment in Iusacell. In the prior year, we accounted for this investment under the equity method.

  The reductions in income from unconsolidated businesses were principally attributable to higher equity losses and goodwill amortization associated with our investments in several ventures, including a personal communications services (PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo), and an international wireless joint venture, Omnitel Pronto Italia S.p.A.
(Omnitel).   In November 1996, PrimeCo launched commercial service in 16 major cities throughout the country. In December 1996, we increased our ownership interest in Omnitel from 11.67% to 17.45%.

  The charge in the second quarter of 1997 associated with the write-down of our CAI investment, as discussed earlier, and lower equity income from our investment in Telecom Corporation of New Zealand Limited (Telecom) also contributed to the reduction in income from unconsolidated businesses in the second quarter and six month periods of 1997.

  These decreases were partially offset by increased income from our investment in Bell Atlantic NYNEX Mobile.

  We expect that our earnings in 1997, as compared to 1996, will continue to be reduced by losses associated with our share of PrimeCo's business and the effect of our increased ownership interest in Omnitel.


Other Income and Expense, Net
--------------------------------------------------------------------------------
  1997-1996                              Increase /(Decrease)
--------------------------------------------------------------------------------
  Second Quarter                         $(1.4)
--------------------------------------------------------------------------------
  Six Months                             $25.0
--------------------------------------------------------------------------------

Other income and expense, net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated subsidiaries, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  The principal item affecting the change in other income and expense, net, in both periods of 1997 was the recognition of Iusacell's net loss credited to minority interest. The increases were more than offset in the second quarter of 1997 and partially offset in the first half of 1997 by an accrual recorded at one of our nonregulated subsidiaries. Other individual items recorded in the second quarter and six month periods were not material.

Interest Expense
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $11.6                         9.7%
--------------------------------------------------------------------------------
  Six Months                 $28.3                        11.8%
--------------------------------------------------------------------------------

Interest expense increased in the three and six month periods of 1997 principally as a result of consolidating our Iusacell investment. Higher borrowing levels associated with our increased ownership interest in Omnitel and a reduction in capitalized interest costs associated with our PrimeCo investment also contributed to the rise in interest expense.


Effective Income Tax Rates
--------------------------------------------------------------------------------
  For the Three Months Ended June 30
--------------------------------------------------------------------------------
  1997                                                    39.4%
--------------------------------------------------------------------------------
  1996                                                    36.0%
--------------------------------------------------------------------------------


  For the Six Months Ended June 30
--------------------------------------------------------------------------------
  1997                                                    38.7%
--------------------------------------------------------------------------------
  1996                                                    37.0%
--------------------------------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The increase in the effective income tax rate for the three and six month periods ended June 30, 1997 resulted from the effects of a change in the Maryland state income tax law as it applies to certain telecommunications companies, an increase in foreign income tax expense, and changes in certain foreign results for which there are no corresponding tax benefits or expense. These items were partially offset by net adjustments to deferred income tax balances at certain subsidiaries.

  On July 14, 1997, the State of New Jersey enacted a law which repeals the gross receipts tax and extends the Corporate Business Tax, a tax based on net income, to telecommunication utilities including local exchange carriers. The law is effective January 1, 1998. We anticipate that our future annual New Jersey income tax liability will be approximately equal to our current annual New Jersey gross receipts tax liability and, therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes will generate an estimated $70 million to $80 million state income tax benefit (net of federal income tax expense), which will be recorded in the third quarter of 1997.

-------------------
Financial Condition
-------------------



Six Months Ended June 30                      1997           1996        Change
-------------------------------------------------------------------------------
Cash Flows From (Used In):
Operating activities                      $1,942.7       $1,884.2         $58.5
Investing activities                      (1,052.1)      (1,115.8)         63.7
Financing activities                        (939.2)      (1,061.5)        122.3
-------------------------------------------------------------------------------

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at both June 30, 1997 and 1996, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

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

Cash Flows From Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. Cash flows from operations were higher in the first half of 1997, as compared to the same period in 1996, principally as a result of improved operating income. This increase was largely offset by timing differences in the payment of accrued liabilities and the impact of lower benefit costs on employee benefit obligations.

Cash Flows Used in Investing Activities
--------------------------------------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. We invested approximately $1,290 million in the first half of 1997, as compared to $940 million in the first half of 1996, to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. The increase in telephone plant expenditures is principally due to the timing of construction plans.

  During the first six months of 1997, we invested approximately $100 million in unconsolidated businesses, substantially all in PrimeCo to fund the continued build-out of their PCS network. Cash investing activities in the first six months of 1996 included additional investments of approximately $63 million in PrimeCo, $22 million in Omnitel and $37 million in other partnerships.

  Our short-term investments include cash equivalents held in trust accounts for the payment of certain employee benefits. During the first half of 1997, we invested $140.0 million in a vacation pay trust, compared to $130.0 million in
the first half of 1996.   Proceeds from our short-term investments were $202.7
million year-to-date 1997, compared to $32.5 million year-to-date 1996.

  In the second quarter of 1997, we received cash proceeds of $271.5 million from the sales of our real estate properties and our interest in a joint venture.

  During the first half of 1997, we received cash proceeds of $82.0 million from Telecom's share repurchase plan. In connection with that plan, we anticipate that Telecom will continue to repurchase a portion of our stock investment, to the extent necessary to keep our percentage ownership interest in Telecom from exceeding the maximum permitted level of 24.95%. Telecom's plan is expected to result in total cash proceeds to us of approximately $155 million to $165 million.

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

  We reduced our long-term debt (including capital lease obligations) and short-term debt by $7.3 million from December 31, 1996. This reduction was principally attributable to the proceeds received from the sales of our real estate properties and our interest in a joint venture, and the Telecom share repurchase plan. The effect of these receipts was substantially offset by the consolidation of our Iusacell investment and funding for expenditures associated with our PrimeCo investment and telephone plant construction. Our debt ratio was 51.0% as of June 30, 1997, compared to 52.6% as of June 30, 1996 and 52.2% as of December 31, 1996.

  In the second quarter of 1997, we reduced our Series B Preferred Stock of subsidiary by 100,000 shares through the purchase of the stock by a wholly owned subsidiary for $10.0 million.

  As of June 30 1997, we had unused bank lines of credit in excess of $1.8 billion. Our subsidiaries have shelf registrations for the issuance of up to $1.9 billion of unsecured debt securities. The debt securities of our subsidiaries continue to be accorded high ratings by primary rating agencies.

  As a result of the consolidation of our Iusacell investment in the first quarter of 1997, our condensed consolidated balance sheet at June 30, 1997 reflects increases and decreases in certain categories of assets and liabilities; however, the consolidation had no material effect on our financial condition.

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

  The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, such as our company, to provide interLATA (long distance) services and to engage in manufacturing. However, our ability to engage in these new businesses, previously prohibited by the MFJ, is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which we must comply in order to provide in-region long distance services is a 14-point "competitive checklist" which includes steps we must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the long distance market within the states served by our operating telephone subsidiaries would be in the public interest.

  A U. S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and states have proceeded to adopt pricing and other standards for local interconnection.

  We are unable to predict definitively the impact that the Act will have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, and the timing, extent and success of our pursuit of new opportunities resulting from the Act.

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

Recent Developments--FCC Orders
--------------------------------------------------------------------------------

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date we do not believe that these proceedings will result in a material adverse impact on our results of operations or financial condition.

Access Charges

Access charges are the rates long distance carriers pay for use and availability of the operating telephone subsidiaries' facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the operating telephone subsidiaries to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the operating telephone subsidiaries which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

Price Caps

The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, our price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity ("Productivity Factor"). In the prior year, Bell Atlantic's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the operating telephone subsidiaries' networks to provide equal access to facilities for all long distance carriers.

  On June 30, 1997, we made our Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases totaling approximately $230 million, of which $54.5 million is a result of one-time adjustments which will only be in effect until July 1998.

  The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. We are unable to predict the results of this further proceeding.

Universal Service

The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

  The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

  All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each of our operating telephone subsidiaries to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. We will also be contributing about 5% for schools, libraries and not-for-profit health care. We will, however, be afforded the opportunity to recover our universal service contributions through higher interstate charges to long distance carriers and end users.


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

  The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as the Bell Operating Company is authorized to provide long distance services originating in the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

  In several states, the regulatory commissions have adopted orders requiring our operating telephone subsidiaries to provide intraLATA presubscription in 1997. Bell Atlantic - New Jersey implemented presubscription on May 5, 1997 as
required by order of the Board of Public Utilities.   The Pennsylvania Public
Utility Commission ordered presubscription by July 31, 1997. The Public Service Commission in West Virginia ordered presubscription by August 15, 1997. On April 8, 1997, the Delaware Public Service Commission (DPSC) extended implementation of presubscription from July 31, 1997 to September 15, 1997. In June 1997, we filed suit in federal district court in Delaware challenging the DPSC's order, on the grounds that Delaware is not a single LATA state, and asserted that presubscription should not be implemented in Delaware until long distance authority is granted by the FCC. A temporary restraining order was issued by the court preventing the DPSC from requiring us to provide customers with notice of the implementation of presubscription, and we expect this case to be decided before the September 15, 1997 implementation date. We expect to offer intraLATA presubscription in Virginia and Maryland coincident with our offering of long distance services in those states, as required by the Act.

  Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially in those jurisdictions where presubscription is implemented before we are permitted to offer long distance services. We expect to petition the FCC for permission to enter the in-region long distance market in one or more states in 1997. We are unable to predict when we will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

Local Exchange Services

Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in all of our state jurisdictions. The Act is expected to significantly increase the level of competition in all of our local exchange markets.

-------------
Other Matters
-------------

Proposed Bell Atlantic--NYNEX Merger
--------------------------------------------------------------------------------

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

  We expect that the merger will qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. In November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received within the next several weeks. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in our local exchange markets. We do not expect these commitments to have a material impact on our results of operations or financial condition.

  After the closing of the merger, we will file, as part of a Current Report on Form 8-K, unaudited pro forma combined condensed financial statements which give effect to the merger using the pooling-of-interests method.

  Future operating revenues, expenses and net income of the post-merger company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in our discussion of our own historical results of operations and financial condition.

Cautionary Statement Concerning Forward--Looking Statements
--------------------------------------------------------------------------------

Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

  The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the company's operating areas; (vi) the extent, timing and success of competition from others in the local telephone and toll service markets; and (vii) the timing of entry and profitability of the company in the long distance market.

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

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

The Company's 1997 Annual Meeting of Shareowners was held on May 2, 1997. At the meeting, the following items were submitted to a vote of shareowners.

     (a)  The following nominees were elected to serve on the Board of
     Directors:


          Name of Nominee             Votes Cast For       Votes Withheld
          ---------------             --------------       --------------
          William W. Adams              344,210,148           7,202,051
          William O. Albertini          344,161,177           7,251,022
          Lawrence T. Babbio, Jr.       344,124,074           7,288,125
          Thomas E. Bolger              343,783,342           7,628,857
          Frank C. Carlucci             343,420,539           7,991,660
          James G. Cullen               344,132,665           7,279,534
          James H. Gilliam, Jr.         344,173,910           7,238,289
          Thomas H. Kean                343,993,026           7,419,173
          John F. Maypole               344,211,558           7,200,641
          Joseph Neubauer               344,237,109           7,175,090
          Thomas H. O'Brien             344,210,599           7,201,600
          Eckhard Pfeiffer              344,211,661           7,200,538
          Rozanne L. Ridgway            344,078,925           7,333,274
          Raymond W. Smith              342,744,735           8,667,464
          Shirley Young                 344,033,105           7,379,094

     (b) The appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for 1997 was ratified with 345,628,242 votes for, 3,411,185 votes against, and 2,372,772 abstentions.

     (c) A shareowner proposal regarding additional disclosure of executive officer compensation was defeated with 41,189,118 votes for, 251,338,011 votes against, 9,394,974 abstentions, and 49,490,096 broker non-votes.

     (d) A shareowner proposal regarding cumulative voting was defeated with 65,611,011 votes for, 214,467,334 votes against, 21,843,852 abstentions, and 49,490,002 broker non-votes.

     (e) A shareowner proposal regarding executive incentive compensation was defeated with 43,056,763 votes for, 249,524,902 votes against, 9,340,531 abstentions, and 49,490,003 broker non-votes.

With respect to items (b) through (e), abstentions and broker non-votes are not counted in the vote totals in accordance with the Company's by-laws and, therefore, have no effect on the vote.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits:

Exhibit Number

11   Computation of Per Common Share Earnings.
12   Computation of Ratio of Earnings to Fixed Charges.
27   Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1997:

A Current Report on Form 8-K, dated April 17, 1997, was filed regarding the Company's first quarter 1997 financial results.

Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BELL ATLANTIC CORPORATION


Date:  July 24, 1997                By  /s/ William O. Albertini
                                        ------------------------
                                        William O. Albertini
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF JULY 23, 1997.