Form 10-Q
period 1997-09-30
BELL ATLANTIC CORP
filed 1997-11-14
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


            (Mark one)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                         Commission file number 1-8606

                           BELL ATLANTIC CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                     23-2259884
        (State of incorporation)                         (I.R.S. Employer
                                                        Identification No.)

      1095 Avenue of the Americas                               10036
          New York, New York                                  (Zip Code)
(Address of principal executive offices)

                 Registrant's telephone number (212) 395-2121


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

At September 30, 1997, 776,639,234 shares of the registrant's Common Stock were outstanding, after deducting 11,383,576 shares held in treasury.


================================================================================

-----------------
Table of Contents
-----------------


Item No.                                                                    Page

Part I. Financial Information
--------------------------------------------------------------------------------

1. Financial Statements

     Condensed Consolidated Statements of Income
       For the three and nine months ended September 30, 1997 and 1996...    2-3

     Condensed Consolidated Balance Sheets
       September 30, 1997 and December 31, 1996..........................    4-5

     Condensed Consolidated Statement of Changes in Shareowners' Investment
       For the nine months ended September 30, 1997......................      6

     Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 30, 1997 and 1996.............      7

     Notes to Condensed Consolidated Financial Statements................   8-14

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................  15-30

Part II. Other Information
--------------------------------------------------------------------------------

1. Legal Proceedings.....................................................     31

5. Other Information.....................................................     31

6. Exhibits and Reports on Form 8-K......................................  31-32

------------------------------
Part I - Financial Information
------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                            Three months ended
                                                               September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------   ---------

OPERATING REVENUES....................................     $7,373.9    $7,376.6
                                                           --------    --------

OPERATING EXPENSES
Employee costs, including benefits and taxes..........      2,337.8     2,181.6
Depreciation and amortization.........................      1,724.0     1,331.5
Taxes other than income...............................        475.2       390.6
Other.................................................      2,415.9     1,805.7
                                                           --------    --------
                                                            6,952.9     5,709.4
                                                           --------    --------
OPERATING INCOME......................................        421.0     1,667.2
Income (Loss) from Unconsolidated Businesses..........       (121.5)       14.9
Other Income and (Expense), Net.......................        (13.0)      (35.0)
Interest Expense......................................        298.1       266.4
                                                           --------    --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.......        (11.6)    1,380.7
Provision for Income Taxes............................         68.5       508.9
                                                           --------    --------

NET INCOME (LOSS).....................................   $    (80.1)   $  871.8
                                                           ========    ========


PER COMMON SHARE
--------------------------------------------------------------------------------

NET INCOME (LOSS).....................................   $     (.10)   $   1.13
                                                           ========    ========

Cash Dividends Declared...............................   $      .77    $    .72
                                                           ========    ========

Weighted Average Number of Common Shares
 Outstanding (in millions)............................        776.4       774.9
                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                            1997        1996
                                                          ---------   ---------

OPERATING REVENUES....................................    $22,498.2   $21,750.0
                                                          ---------   ---------

OPERATING EXPENSES
Employee costs, including benefits and taxes..........      6,956.9     6,592.3
Depreciation and amortization.........................      4,459.1     4,027.8
Taxes other than income...............................      1,252.4     1,132.3
Other.................................................      6,102.4     5,385.0
                                                          ---------   ---------
                                                           18,770.8    17,137.4
                                                          ---------   ---------
OPERATING INCOME......................................      3,727.4     4,612.6
Income (Loss) from Unconsolidated Businesses..........       (236.9)       51.9
Other Income and (Expense), Net.......................        (19.5)      (65.4)
Interest Expense......................................        918.7       813.0
                                                          ---------   ---------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..      2,552.3     3,786.1
Provision for Income Taxes............................      1,037.4     1,394.5
                                                          ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......................      1,514.9     2,391.6
Cumulative effect of change in accounting principle
 Directory publishing, net of tax.....................           --       273.1
                                                          ---------   ---------
NET INCOME............................................    $ 1,514.9   $ 2,664.7
                                                          =========   =========

PER COMMON SHARE
--------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......................    $    1.95   $    3.10
Cumulative effect of change in accounting principle...           --         .35
                                                          ---------   ---------
NET INCOME............................................    $    1.95   $    3.45
                                                          =========   =========

Cash Dividends Declared...............................    $    2.25   $    2.16*
                                                          =========   =========

Weighted Average Number of Common Shares
 Outstanding (in millions)............................        775.8       772.8
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

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)
------
Assets
------


                                                            September 30,   December 31,
                                                                 1997           1996
                                                            -------------   ------------
CURRENT ASSETS
Cash and cash equivalents..............................     $       315.8   $      249.4
Short-term investments.................................             166.8          300.5
Accounts receivable, net of allowances of $591.6 and
 $566.7................................................           6,147.2        6,168.9
Inventories............................................             516.0          478.4
Prepaid expenses.......................................             730.5          716.3
Other..................................................             579.0          507.6
                                                            -------------   ------------
                                                                  8,455.3        8,421.1
                                                            -------------   ------------

PLANT, PROPERTY AND EQUIPMENT..........................          76,470.8       75,679.5
Less accumulated depreciation..........................          41,746.3       39,544.7
                                                            -------------   ------------
                                                                 34,724.5       36,134.8
                                                            -------------   ------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES...............           5,137.4        4,922.2
OTHER ASSETS...........................................           4,573.7        3,883.0
                                                            -------------   ------------
TOTAL ASSETS...........................................     $    52,890.9   $   53,361.1
                                                            =============   ============


See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

---------------------------------------
Liabilities and Shareowners' Investment
---------------------------------------

                                                           September 30,     December 31,
                                                                1997             1996
                                                          --------------    -------------
CURRENT LIABILITIES
Debt maturing within one year.......................      $      6,131.7    $     2,884.2
Accounts payable and accrued liabilities............             5,444.6          5,974.6
Other...............................................             1,536.7          1,491.1
                                                          --------------    -------------
                                                                13,113.0         10,349.9
                                                          --------------    -------------

LONG-TERM DEBT......................................            13,071.4         15,286.0
                                                          --------------    -------------

EMPLOYEE BENEFIT OBLIGATIONS........................            10,031.4          9,588.0
                                                          --------------    -------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................             1,826.5          1,846.9
Unamortized investment tax credits..................               258.8            288.8
Other...............................................               956.9            865.9
                                                          --------------    -------------
                                                                 3,042.2          3,001.6
                                                          --------------    -------------

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
 REDEMPTION REQUIREMENTS............................               948.5          2,014.2
                                                          --------------    -------------

PREFERRED STOCK OF SUBSIDIARY.......................               135.0            145.0
                                                          --------------    -------------
SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none
 issued)............................................                  --               --
Common stock ($.10 par value; 788,022,810 shares and
 787,000,254 shares issued).........................                78.8             78.7
Contributed capital.................................            13,275.4         13,295.0
Reinvested earnings.................................               993.8          1,279.8
Foreign currency translation adjustment.............              (528.5)          (319.4)
                                                          --------------    -------------
                                                                13,819.5         14,334.1
Less common stock in treasury, at cost..............               580.4            589.3
Less deferred compensation-employee stock
 ownership plans....................................               689.7            768.4
                                                          --------------    -------------

                                                                12,549.4         12,976.4
                                                          --------------    -------------

TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT.......      $     52,890.9    $    53,361.1
                                                          ==============    =============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statement of Changes in Shareowners' Investment
                                  (Unaudited)
                 (Dollars in Millions and Shares in Thousands)


                                                            Nine months ended
                                                            September 30, 1997
                                                            ------------------
                                                             Shares    Amount
                                                            -------   --------
COMMON STOCK
Balance at beginning of period.........................     787,000   $   78.7
Shares issued:
 Employee plans........................................       1,019         .1
 Shareowner plans......................................           4          -
                                                            -------   --------
Balance at end of period...............................     788,023       78.8
                                                            -------   --------
CONTRIBUTED CAPITAL
Balance at beginning of period.........................               13,295.0
Shares distributed:
  Employee plans.......................................                  (19.6)
                                                                      --------
Balance at end of period...............................               13,275.4
                                                                      --------

REINVESTED EARNINGS
Balance at beginning of period.........................                1,279.8
Net income.............................................                1,514.9
Dividends declared.....................................               (1,765.6)
Shares distributed:
 Employee plans........................................                  (51.2)
Tax benefit of dividends paid to ESOPs.................                   16.3
Other..................................................                    (.4)
                                                                      --------
Balance at end of period...............................                  993.8
                                                                      --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at beginning of period.........................                 (319.4)
Translation adjustments, net...........................                 (209.1)
                                                                      --------
Balance at end of period...............................                 (528.5)
                                                                      --------

TREASURY STOCK
Balance at beginning of period.........................      11,270      589.3
Shares purchased.......................................       7,901      535.3
Shares distributed:
 Employee plans........................................      (7,761)    (542.4)
 Shareowner plans......................................         (26)      (1.8)
                                                            -------   --------
Balance at end of period...............................      11,384      580.4
                                                            -------   --------

DEFERRED COMPENSATION--ESOPs
Balance at beginning of period.........................                  768.4
Amortization...........................................                  (78.7)
                                                                      --------
Balance at end of period...............................                  689.7
                                                                      --------

TOTAL SHAREOWNERS' INVESTMENT..........................              $12,549.4
                                                                     =========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                              Nine months ended
                                                                September 30,
                                                           ----------------------
                                                              1997         1996
                                                           ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $ 1,514.9   $  2,664.7
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..........................    4,459.1      4,027.8
  Cumulative effect of change in
    accounting principle, net of tax.....................         --       (273.1)
  Loss from unconsolidated businesses....................      281.7         22.5
  Dividends received from unconsolidated businesses......      101.1         95.4
  Amortization of unearned lease income..................      (80.2)       (72.2)
  Other items, net.......................................      (39.3)        97.4
  Changes in certain assets and liabilities, net of
    effects from acquisition/disposition of businesses...     (236.8)      (462.8)
                                                           ---------   ----------
Net cash provided by operating activities................    6,000.5      6,099.7
                                                           ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.....................      175.4        (53.5)
Additions to plant, property and equipment...............   (4,883.1)    (4,149.6)
Proceeds from sale of plant, property and equipment......        1.6          5.8
Investment in leased assets..............................     (109.2)       (97.1)
Proceeds from leasing activities.........................       62.0         85.3
Investment in notes receivable...........................      (32.8)       (19.1)
Proceeds from notes receivable...........................       34.1        132.8
Acquisition of businesses, less cash acquired............         --         (2.2)
Proceeds from Telecom Corporation of New Zealand Limited
 share repurchase plan...................................      114.6           --
Investments in unconsolidated businesses, net............     (574.3)      (444.0)
Proceeds from disposition of businesses..................      360.6          4.2
Other, net...............................................      157.3         85.0
                                                           ---------   ----------
Net cash used in investing activities....................   (4,693.8)    (4,452.4)
                                                           ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.................................      436.0         49.9
Principal repayments of borrowings and capital lease
 obligations.............................................     (505.7)      (332.3)
Net change in short-term borrowings with original
 maturities of three months or less......................    1,031.3       (586.8)
Dividends paid...........................................   (1,768.3)    (1,628.7)
Proceeds from sale of common stock.......................      484.4        296.2
Purchase of common stock for treasury....................     (564.4)       (83.8)
Minority interest........................................        (.1)       566.8
Reduction in preferred stock of subsidiary...............      (10.0)          --
Net change in outstanding checks drawn on controlled
 disbursement accounts...................................     (343.5)      (179.1)
                                                           ---------   ----------
Net cash used in financing activities....................   (1,240.3)    (1,897.8)
                                                           ---------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........       66.4       (250.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........      249.4        462.9
                                                           ---------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $   315.8   $    212.4
                                                           =========   ==========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation
--------------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements give retroactive effect to the merger of Bell Atlantic Corporation and NYNEX Corporation (see
Note 2). These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements filed with the 1996 Form 10-K's of both Bell Atlantic Corporation and NYNEX Corporation and Note 3 below.

   In this report, Bell Atlantic Corporation is referred to as "we" or "Bell Atlantic." Reference to Bell Atlantic is also made in connection with information about Bell Atlantic prior to the merger. NYNEX Corporation is referred to as "NYNEX."

2. Bell Atlantic -- NYNEX Merger
--------------------------------------------------------------------------------

On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996.

   Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. NYNEX stockholders received 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they owned. This resulted in the issuance of 350.2 million shares of Bell Atlantic common stock.

   NYNEX is a global communications and media corporation, providing a full range of communications services in the northeastern United States and in high growth markets around the world. NYNEX has expertise in telecommunications, wireless communications, directory publishing, and video entertainment and information services.

   The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, we have restated our financial information for all dates and periods prior to the merger.

   The combined results reflect certain reclassifications to conform to the presentation used by Bell Atlantic and certain adjustments to conform accounting methodologies between Bell Atlantic and NYNEX. Results of operations for certain interim periods prior to the merger have been combined and conformed as follows:


                                                                                       (Dollars in Millions)
------------------------------------------------------------------------------------------------------------
                                                      Six months         Three months           Nine months
                                                           ended                ended                 ended
                                                   June 30, 1997   September 30, 1996    September 30, 1996
                                                   -------------   ------------------    ------------------
Operating revenues:
 Bell Atlantic...................................      $ 6,854.6             $3,266.6             $ 9,710.1
 NYNEX...........................................        6,815.1              3,423.7              10,123.5
 Reclassifications (a)...........................             .1                   .1                    .4
 Cellular consolidation (b)......................        1,454.5                686.2               1,916.0
                                                       ---------             --------             ---------
 Combined........................................      $15,124.3             $7,376.6             $21,750.0
                                                       =========             ========             =========

Net income:
 Bell Atlantic...................................      $ 1,014.5             $  465.4             $ 1,535.9
 NYNEX...........................................          540.1                394.5               1,097.3
 Cellular consolidation (b)......................            3.3                 (3.5)                 (7.5)
 SFAS No. 106 adjustment (c).....................           39.1                 16.3                  44.5
 Other (d).......................................           (2.0)                 (.9)                 (5.5)
                                                       ---------             --------             ---------
 Combined........................................      $ 1,595.0             $  871.8             $ 2,664.7
                                                       =========             ========             =========

 (a) Reclassifications have been made to conform to our post-merger presentation.
 (b) An adjustment has been made to conform accounting methodologies and to consolidate the accounts of cellular operations that were jointly controlled by NYNEX and Bell Atlantic prior to the merger and accounted for by both companies using the equity method.
 (c) An adjustment has been made to reflect the adoption by NYNEX of the immediate recognition of the transition benefit obligation under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993, to conform to the method used by Bell Atlantic.
 (d) Other adjustments have been made to conform the accounting policies of the companies, and to record the related tax effects of these adjustments.

Merger-Related Costs

Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $443 million ($335 million after-tax), consisting of $200 million for direct incremental costs, $223 million for employee severance costs, and $20 million for transition and integration costs.

  Direct incremental costs consist of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs represent the benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under preexisting separation pay plans. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Additional Charges

In the third quarter of 1997, we recorded pre-tax charges of approximately $1.1 billion ($711 million after-tax) in connection with consolidating operations and combining organizations and for special items arising in the quarter. A discussion of the most significant of these charges follows:

  We recognized pre-tax charges of approximately $352 million ($221 million after-tax) for the write-down of obsolete fixed assets ($297 million pre-tax) and for the cost of consolidating certain redundant real estate properties ($55 million pre-tax).

  We determined in the third quarter of 1997 that we would no longer pursue a multichannel, multipoint, distribution system (MMDS) as part of our video strategy. As a result, we recognized liabilities for purchase commitments associated with the MMDS technology, and costs associated with closing the operations of our Tele-TV partnership because this operation no longer supports our current video strategy. We also wrote-down our remaining investment in CAI Wireless Systems, Inc. We recognized total pre-tax expense of approximately $202 million ($159 million after-tax) related to these video investments and operations.

  Results for the third quarter of 1997 also included pre-tax charges of approximately $349 million ($220 million after-tax) for contingencies associated with various regulatory and legal matters and federal, state and local tax issues; and approximately $172 million ($111 million after-tax) for other miscellaneous expense items.

3. Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

The merger of Bell Atlantic and NYNEX creates a diversified telecommunications company that operates in a region stretching from Maine to Virginia (Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, Pennsylvania, New Jersey, Maryland, Delaware, District of Columbia, West Virginia and Virginia). Our nine operating telephone subsidiaries provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines, and public telephones. We also provide systems integration, customer premises equipment distribution, directory and electronic publishing and financing services. We currently market long distance services in selected areas outside of our geographic region.

  We provide domestic wireless services in 25 states and have international wireless investments in Latin America, Europe and the Pacific Rim.

  We have other international investments in telecommunications companies in New
Zealand, Thailand and the Philippines.   We own an interest in an integrated
telecommunications and television entertainment service company in the United Kingdom, and we are the managing sponsor of a company that has constructed undersea fiberoptic cable between Europe and Asia.

  The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to us, such as long distance services in our geographic region, upon completion of certain requirements of the Telecommunications Act.

CONSOLIDATION

The consolidated financial statements include our controlled or majority-owned subsidiaries. Investments in businesses in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated.

Grupo Iusacell, S.A. de C.V.

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

United Kingdom Operations

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to Cable & Wireless Communications PLC (CWC) in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary exchange of similar productive assets and, as a result, no gain or loss was recorded. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements. As a result of this transaction, we account for our investment in CWC under the equity method.

USE OF ESTIMATES

We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

REVENUE RECOGNITION

Our operating telephone subsidiaries recognize revenues when services are rendered based on usage of our local exchange network and facilities. Our other subsidiaries recognize revenues when products are delivered or services are rendered to customers.

MAINTENANCE AND REPAIRS

We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to operating expense.

EARNINGS PER COMMON SHARE

We calculate earnings per share by dividing net income by the weighted average number of shares outstanding during the period.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

SHORT-TERM INVESTMENTS

Our short-term investments consist primarily of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

INVENTORIES

We include in inventory new and reusable materials of the operating telephone subsidiaries which are stated principally at average original cost, except that specific costs are used in the case of large individual items. Inventories of our other subsidiaries are stated at the lower of cost (determined principally on either an average or first-in, first-out basis) or market.

PLANT AND DEPRECIATION

We state plant, property and equipment at cost. Our operating telephone subsidiaries' depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

  Our operating telephone subsidiaries discontinued accounting for their operations under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" in August 1994 (Pennsylvania, New Jersey, Maryland, Delaware, District of Columbia, West Virginia and Virginia) and June 1995 (New York and New England). For financial reporting purposes, we no longer use asset lives set by regulators. As a result, we began using shorter estimated asset lives for certain categories of plant and equipment.

  When we replace or retire depreciable telephone plant, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

  Plant, property and equipment of our other subsidiaries is depreciated on a straight-line basis over their estimated useful lives.

  When the depreciable assets of our other subsidiaries are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, and any gains or losses on disposition are recognized in income.

CAPITALIZATION OF INTEREST COSTS

We capitalize interest on funds borrowed to finance the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost. Before we discontinued SFAS No. 71, our operating telephone subsidiaries recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

GOODWILL

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We amortize goodwill on a straight-line basis over periods not exceeding 40 years. We assess the impairment of goodwill related to our consolidated subsidiaries under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Goodwill related to our unconsolidated businesses accounted for under the equity method is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable and a determination of impairment (if any) is made based on estimates of future cash flows.

FOREIGN CURRENCY TRANSLATION

The functional currency for nearly all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at end-of-period exchange rates. We present these translation adjustments as a separate component of Shareowners' Investment. We report exchange gains and losses on intercompany foreign currency transactions of a long-term nature in Shareowners' Investment. Other exchange gains and losses are reported in income.

  When a foreign entity operates in a highly inflationary economy, we use the U.S. dollar as the functional currency rather than the local currency. We translate nonmonetary assets and liabilities and related expenses into U.S. dollars at historical exchange rates. We translate all other income statement amounts using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates, and any gains or losses are reported in income. Effective October 1, 1996, we consider Grupo Iusacell, S.A. de C.V., our investment in Mexico, to operate in a highly inflationary economy.

DERIVATIVE INSTRUMENTS

We have entered into derivative transactions to manage our exposure to fluctuations in foreign exchange rates, interest rates and tax rates. We have implemented strategies using a variety of derivatives including foreign currency forward contracts, foreign currency swaps, interest rate swap agreements, interest rate caps and floors, and basis swap agreements.

Fair Value Method

We use the fair value method of accounting for our foreign currency derivatives which requires us to record these derivatives at fair value on our balance sheet, with changes in value recorded in income or shareowners' investment. Depending upon the nature of the derivative instruments, the fair value of these instruments may be recorded in Current Assets, Other Assets, Current Liabilities and Deferred Credits and Other Liabilities on our balance sheet.

Gains and losses and related discounts or premiums arising from foreign currency derivatives which hedge our net investments in consolidated foreign subsidiaries and investments in foreign entities accounted for under the equity method are included in Shareowners' Investment as foreign currency translation adjustments and reflected in income upon sale or substantial liquidation of the investment. Certain of these derivatives also include an interest element, which is recorded in Interest Expense over the lives of the contracts. Gains and losses from derivatives which hedge our short-term transactions are included in Other Income and Expense, Net, and discounts or premiums on these contracts are included in income over the lives of the contracts. Gains and losses from derivatives hedging identifiable foreign currency commitments are deferred and reflected as adjustments to the related transactions. If the foreign currency commitment is no longer likely to occur, the gain or loss is recognized immediately in income.

  We have entered into basis swap agreements which protect a portion of our leveraged lease portfolio from the effects of increases in corporate tax rates. We also account for our basis swap agreements using the fair value method of accounting. Under this method, these agreements are carried at fair value and included in Other Assets or Deferred Credits and Other Liabilities on our balance sheet. Changes in the unrealized gain or loss is included in Other Income and Expense, Net.

Accrual Method

Interest rate swap agreements and interest rate caps and floors that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable interest rate debt, having matching notional amounts and maturities. Under the accrual method, no amounts are recognized on our balance sheet related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, and premiums related to caps and floors are recognized as adjustments to Interest Expense over the lives of the agreements. These interest accruals are recorded in Current Assets and Accounts Payable and Accrued Liabilities on our balance sheet. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures or is extinguished, the related derivative would no longer qualify for accrual accounting and would then be accounted for at fair value, with changes in that value included in income.

INCOME TAXES

Bell Atlantic and its domestic subsidiaries file a consolidated federal income tax return.

  Our operating telephone subsidiaries use the deferral method of accounting for investment tax credits earned prior to repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. These credits are being amortized as a reduction to the Provision for Income Taxes over the estimated service lives of the related assets.

DIRECTORY PUBLISHING

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published, rather than over the lives of the directories.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

4. New Accounting Standards
--------------------------------------------------------------------------------

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishment of liabilities. SFAS No. 125 was amended in December 1996 by SFAS No. 127, which deferred the effective date of specific provisions of the standard for one year.

  Under SFAS No. 125, we are required to adopt certain provisions of the standard that apply to transactions occurring after December 31, 1996. SFAS No. 127 deferred the adoption of the remaining provisions until December 31, 1997. We do not expect the adoption of SFAS No. 125 and SFAS No. 127 to have a material impact on our results of operations or financial position.

Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

  We will be required to adopt SFAS No. 128 in the fourth quarter of this year and, as required by the standard, we will provide basic and dilutive earnings per share data for all periods presented. Our basic earnings per share amounts are not expected to be materially different from those computed under the present accounting standard.

5. Long-Term Debt-Bell Atlantic Financial Services, Inc.
--------------------------------------------------------------------------------

Our medium-term notes are issued by Bell Atlantic Financial Services, Inc.
(FSI), a wholly owned subsidiary. FSI debt securities (aggregating $633.6 million at September 30, 1997) have the benefit of a Support Agreement dated August 15, 1997 between Bell Atlantic and FSI under which Bell Atlantic will make payments of interest, premium (if any) and principal on the FSI debt should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries; however, they have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $13.4 billion at September 30, 1997.

6. Commitments and Contingencies
--------------------------------------------------------------------------------

In connection with certain incentive plan commitments with state regulatory commissions, we have deferred revenues which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. Finally, there are various legal actions pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable.

  We do not expect that the ultimate resolution of these matters in future periods will have a material effect on our financial position, but it could have a material effect on results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------
(Tables shown in Dollars in Millions, Except Per Share Amounts)

--------
Overview
--------

The third quarter of 1997 marked a period of significant change for our company. We completed the merger with NYNEX Corporation (NYNEX) on August 14, 1997, creating one of the world's largest diversified telecommunications companies. The merger was accounted for as a pooling of interests, meaning that for accounting and financial reporting purposes the companies are treated as if they had always been combined. Therefore, we have restated our financial information for all dates and periods prior to the merger. The financial statements presented reflect the new presentation used by our company. You should read
Note 2 to our condensed consolidated financial statements for additional information on the merger transaction.

  We reported a loss of $80.1 million, or $.10 per share, for the third quarter of 1997 and net income of $1,514.9 million, or $1.95 per share, for the nine month period ended September 30, 1997. In 1996, our net income was $871.8 million, or $1.13 per share, for the third quarter and $2,664.7 million, or $3.45 per share, for the nine month period.

  Our results for 1997 were affected by merger-related costs and other special items recorded during the year. After adjusting for such items, net income was $969.4 million, or $1.25 per share, for the third quarter of 1997 and $2,875.9 million, or $3.71 per share, for the nine month period ended September 30, 1997. Results for 1996 were also affected by special charges and one-time items. When adjusted for such items, net income was $885.7 million, or $1.14 per share, for the third quarter of 1996 and $2,564.7 million, or $3.32 per share, for the first nine months of 1996. The most significant of these items for both years are discussed below.

Merger-Related Costs

Merger-related costs for the third quarter of 1997 totaled approximately $443 million ($335 million after-tax or $.43 per share), consisting of $200 million of direct incremental costs, $223 million for employee severance costs, and $20 million of transition and integration costs. Direct incremental costs consist of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs represent benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under preexisting separation pay plans. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX.

  We expect to incur between $400 million and $500 million (pre-tax) in additional transition and integration merger-related expenses over the three years following the closing of the merger.

Additional Charges

In the third quarter of 1997, we recorded pre-tax charges of approximately $1.1 billion ($711 million after-tax or $.92 per share) in connection with consolidating operations and combining organizations and for special items arising in the quarter.

  We recognized pre-tax charges of approximately $352 million ($221 million after-tax or $.29 per share) for the write-down of obsolete fixed assets ($297 million pre-tax) and for the cost of consolidating certain redundant real estate properties ($55 million pre-tax).

  We determined in the third quarter of 1997 that we would no longer pursue a multichannel, multipoint, distribution system (MMDS) as part of our video strategy. As a result, we recognized liabilities for purchase commitments associated with the MMDS technology and costs associated with closing the operations of our Tele-TV partnership because this operation no longer supports our current video strategy. We also wrote-down our remaining investment in CAI Wireless Systems, Inc. We recognized total pre-tax expense of approximately $202 million ($159 million after-tax or $.21 per share) related to these video investments and operations.

  Results for the third quarter of 1997 also included pre-tax charges of approximately $349 million ($220 million after-tax or $.28 per share) for contingencies associated with various regulatory and legal matters and federal, state and local tax issues; and approximately $172 million (pre-tax) ($111 million after-tax or $.14 per share) for other miscellaneous expense items.

Other Charges and Special Items

Other charges arising in the third quarter of 1997 included $59.3 million ($.08 per share) for our equity share of formation costs previously announced by Cable & Wireless Communications PLC (CWC) and $18.9 million ($12.2 million after-tax or $.02 per share) for costs associated with our current retirement incentive
program.   Year-to-date 1997, we incurred $453.1 million in costs ($286.1 million after-tax or $.37 per share) associated with this program.

  We recognized a pre-tax gain of $41.4 million ($31.5 million after-tax or $.04 per share) on the disposition of our interest in SkyNetwork Television Limited of New Zealand in the third quarter of 1997. In July 1997, we recorded a state income tax benefit of $75.4 million as a result of a change in New Jersey state tax law. This tax benefit was partially offset by other tax issues recorded in the third quarter of 1997, resulting in a net tax benefit of $35.6 million ($.05 per share).

  In 1996, costs associated with our retirement incentive program totaled $21.9 million ($13.9 million after-tax or $.01 per share) for the third quarter and $176.9 million ($110.5 million after-tax or $.14 per share) for the first nine months. We also incurred pre-tax charges of $165.0 million ($108.3 million after-tax or $.14 per share) for regulatory and other matters arising during the nine month period ended September 30, 1996. We recorded a pre-tax gain of $66.3 million ($45.7 million after-tax or $.06 per share) on the disposition of a non-strategic investment in the first quarter of 1996.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses. We adopted the point-of-publication method, meaning that we now recognize directory revenues and expenses upon publication rather than over the lives of the directories. We recorded an after-tax increase in income of $273.1 million, or $.35 per share, in the first quarter of 1996, representing the cumulative effect of this accounting change.

Changes in Accounting for Investments in Unconsolidated Businesses
--------------------------------------------------------------------------------

Grupo Iusacell, S.A. de C.V.

In February 1997, we consummated a restructuring of our investment in Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company, to permit us to assume control of the Board of Directors and management of Iusacell. Under the terms of the restructuring, we exchanged certain Series B and D shares of Iusacell stock for Series A shares, enabling us to elect a majority of the Board of Directors. This exchange of shares did not affect our economic ownership percentage of Iusacell. We also paid a premium of $50.0 million to the majority owner. We also converted approximately $33 million of subordinated debt into Series A shares, thereby, increasing our economic ownership from 41.9% to 42.1%, and we are obligated to provide Iusacell up to $150 million in subordinated convertible financing as Iusacell may require from time to time. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997.

United Kingdom Operations

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary exchange of similar productive assets and, as a result, no gain or loss was recorded. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements. As a result of this transaction, we account for our investment in CWC under the equity method.

--------------------------------------------------------------------------------
These and other items affecting the comparison of our results of operations for the three and nine month periods ended September 30, 1997 and 1996 are discussed in the following sections.

---------------------
Results of Operations
---------------------

Our financial results for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, are summarized as follows:


                                                 Three months           Nine months               % Change
                                             --------------------  ----------------------  -----------------------
For the Period Ended September 30              1997       1996        1997        1996     Quarter   Year-to-Date
------------------------------------------------------------------------------------------------------------------
Operating revenues                           $7,373.9   $7,376.6   $22,498.2   $21,750.0     (.04)%        3.4%
Operating expenses                            6,952.9    5,709.4    18,770.8    17,137.4      21.8         9.5
                                             -------------------------------------------
Operating income                                421.0    1,667.2     3,727.4     4,612.6     (74.7)      (19.2)
Income (loss) from unconsolidated
   businesses                                  (121.5)      14.9      (236.9)       51.9         *           *
Other income and (expense), net                 (13.0)     (35.0)      (19.5)      (65.4)     62.9        70.2
Interest expense                                298.1      266.4       918.7       813.0      11.9        13.0
Provision for income taxes                       68.5      508.9     1,037.4     1,394.5     (86.5)      (25.6)
                                             -------------------------------------------
Income (loss) before cumulative effect of
   change in accounting principle               (80.1)     871.8     1,514.9     2,391.6    (109.2)      (36.7)
Net Income (Loss)                            $  (80.1)  $  871.8   $ 1,514.9   $ 2,664.7    (109.2)      (43.1)
                                             ===========================================
Per Common Share
 Income (loss) before cumulative effect of
  change in accounting principle             $   (.10)  $   1.13   $    1.95   $    3.10    (108.8)%     (37.1)%
 Net income (loss)                               (.10)      1.13        1.95        3.45    (108.8)      (43.5)
------------------------------------------------------------------------------------------------------------------

* Percentage not meaningful.

----------------------------
Operating Revenue Statistics
----------------------------

                                           1997    1996   % Change
------------------------------------------------------------------
At September 30
---------------
Access Lines in Service (in thousands)
Residence                                 25,079  24,362       2.9%
Business                                  13,839  13,158       5.2
Public                                       459     463       (.9)
                                         ----------------
Total Access Lines in Service             39,377  37,983       3.7
                                         ================

                                        Three months     Nine months           % Change
                                       --------------  ----------------  -----------------------
                                        1997    1996    1997     1996    Quarter   Year-to-Date
------------------------------------------------------------------------------------------------
For the Period Ended September 30
---------------------------------
Access Minutes of Use (in millions)    40,473  37,676  118,791  111,239    7.4%        6.8%


------------------
Operating Revenues
------------------

                                         Three months           Nine months             % Change
                                      ------------------  ----------------------  -----------------------
For the Period Ended September 30       1997      1996      1997        1996      Quarter   Year-to-Date
---------------------------------------------------------------------------------------------------------
Local services                        $3,321.5  $3,151.4  $ 9,773.8    $ 9,331.8      5.4%        4.7%
Network access services                1,666.2   1,822.5    5,377.8      5,347.6     (8.6)         .6
Long distance services                   546.7     614.2    1,678.1      1,872.0    (11.0)      (10.4)
Ancillary services                       465.8     444.9    1,362.7      1,268.4      4.7         7.4
Directory and information services       496.1     519.4    1,649.4      1,631.0     (4.5)        1.1
Wireless services                        842.0     709.7    2,439.7      1,988.2     18.6        22.7
Other services                            35.6     114.5      216.7        311.0    (68.9)      (30.3)
                                     --------------------------------------------
Total Operating Revenues              $7,373.9  $7,376.6  $22,498.2    $21,750.0     (.04)        3.4
                                     ============================================

Local Service Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter             $170.1                   5.4%
--------------------------------------------------------------------------------
  Nine Months               $442.0                   4.7%
--------------------------------------------------------------------------------

Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call, as well as more mature products such as Touch-Tone.

  Higher usage of our network facilities was the primary reason for the increase in local service revenues in the third quarter and nine month periods ended September 30, 1997. This growth was generated by an increase in access lines in service of 3.7% from September 30, 1996 and stronger business message volumes in the second and third quarters of 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

  Revenue growth in both periods of 1997 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage, fueled in part by the introduction of new and enhanced optional features.

  Growth in local service revenues was positively affected by a change in the classification of revenues earned from Optional Calling Plans, which were recorded as long distance services revenues in the first nine months of 1996. In the fourth quarter of 1996, the annual amount was reclassified from long distance services revenues to local service revenues.

  For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 26.


Network Access Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase/(Decrease)
--------------------------------------------------------------------------------
  Third Quarter            $(156.3)                 (8.6)%
--------------------------------------------------------------------------------
  Nine Months                $30.2                    .6%
--------------------------------------------------------------------------------

Network access revenues are earned from long distance carriers for their use of our local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to our network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from our customers who pay for access to our network.

  Network access revenues in the third quarter and first nine months of 1997 were negatively affected by price reductions as mandated by federal and state price cap and incentive plans. Effective July 1, 1997, we implemented price decreases of approximately $430 million on an annual basis for interstate access services, in connection with the Federal Communications Commission's (FCC) price cap plan. Rate reductions for intrastate access services were also implemented in connection with price cap and incentive plans filed in certain state jurisdictions. Revenues for both periods of 1997 were also reduced by special charges of approximately $136 million for contingencies associated with regulatory matters, as previously discussed.

  These revenue reductions were partially offset in the third quarter and more than offset year-to-date by higher customer demand as reflected by growth in access minutes of use of 7.4% in the three month period and 6.8% in the nine month period over the same periods in 1996. Volume growth was boosted by expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in both periods of 1997. Revenue growth for the nine month period was positively impacted by the effect of prior year accruals for regulatory matters, as previously described.

  We expect that the impact of price decreases, in connection with the FCC's price cap plan effective July 1, 1997, will be more than offset by volume increases and the effect of prior year accruals. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results--Recent Developments--FCC Orders" beginning on page 27.


Long Distance Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              (Decrease)
--------------------------------------------------------------------------------
  Third Quarter             $(67.5)                 (11.0)%
--------------------------------------------------------------------------------
  Nine Months              $(193.9)                 (10.4)%
--------------------------------------------------------------------------------

Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services, and long distance services outside of our region.

  Increased competition for intraLATA toll, WATS and private line services and company-initiated price reductions contributed substantially to the reduction in long distance services revenues in 1997. The effect on revenues from competition for intraLATA toll services increased in the second and third quarters of 1997 as a result of the introduction of presubscription in many states throughout our region. We implemented price reductions on certain long distance services as part of our response to competition. These revenue decreases were partially offset by higher calling volumes generated by an increase in access lines in service.

  Revenues in both periods of 1997 were negatively affected by the aforementioned change in the classification of Optional Calling Plan revenues to local service.

  We believe that competition for long distance services, including the introduction of presubscription in many of our operating telephone subsidiaries, which began in 1996, will continue to impact future revenue trends. You should read "Factors That May Impact Future Results--Competition--IntraLATA Toll Services" beginning on page 28 for a further discussion of presubscription.


Ancillary Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter              $20.9                   4.7%
--------------------------------------------------------------------------------
  Nine Months                $94.3                   7.4%
--------------------------------------------------------------------------------

Our company provides ancillary services which include systems integration services, plant and construction services for other telecommunications carriers, billing and collection services for long distance carriers, customer premises equipment (CPE) services, facilities rental services, voice messaging, ISDN and other high bandwidth services.

  Higher ancillary services revenues in the nine month period were principally the result of new contracts with business customers for systems integration services and higher demand for CPE services. Strong revenue growth from voice messaging services, principally Answer Call, also contributed to higher revenues in both periods. We also recognized higher revenues in 1997 as a result of the introduction of customer late payment charges by several of our operating telephone subsidiaries during 1996.


Directory and Information Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase/(Decrease)
--------------------------------------------------------------------------------
  Third Quarter             $(23.3)                 (4.5)%
--------------------------------------------------------------------------------
  Nine Months                $18.4                   1.1%
--------------------------------------------------------------------------------

We earn directory and information services revenues primarily from local advertising and marketing services provided to businesses in our White and Yellow Pages directories within our region, international directory services, and electronic publishing services. We also provide database services and
directory marketing services outside of our region.   Revenues from our Internet
services businesses are also included in this revenue category.

  Directory and information services revenues in the third quarter and year-to-date 1997 were negatively affected by the timing of directory publishing dates, principally a New York directory that changed from a September to an October
publication date.   Excluding the effect of the New York directory,  revenues
increased $21.1 million or 4.4% in the third quarter of 1997 and $62.8 million or 4.0% in the first nine months of 1997, as compared to the same periods last year.

  These revenue increases were principally attributable to volume increases and higher rates charged for directory publishing services.


Wireless Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter             $132.3                   18.6%
--------------------------------------------------------------------------------
  Nine Months               $451.5                   22.7%
--------------------------------------------------------------------------------

Wireless services include revenues generated from our consolidated subsidiaries that provide cellular and paging communications services, including Bell Atlantic Mobile, our domestic unit, and our Iusacell investment in Mexico. As described earlier, as a result of the restructuring of our Iusacell investment, we account for this investment as a fully consolidated subsidiary, while in the prior year, we accounted for this investment under the equity method.

  Strong growth in our domestic cellular customer base of 24.9% and higher usage were the primary reasons for the increase in wireless services revenues in both the third quarter and first nine months of 1997. Revenues also increased in both periods as a result of the recognition of Iusacell's operating revenues for the first nine months of 1997.


Other Services Revenues
--------------------------------------------------------------------------------
  1997-1996                              (Decrease)
--------------------------------------------------------------------------------
  Third Quarter             $(78.9)                 (68.9)%
--------------------------------------------------------------------------------
  Nine Months               $(94.3)                 (30.3)%
--------------------------------------------------------------------------------

Other services include revenues from our telecommunications consulting, real estate and financing businesses. As described earlier, we account for our CWC investment under the equity method beginning in the second quarter of 1997. Prior to this transaction, this operation was accounted for as a fully consolidated subsidiary.

  The decline in other services revenues in both periods was caused principally by the effect of the CWC transaction and by the sale of our real estate properties business in the second quarter of 1997.

------------------
Operating Expenses
------------------

                                         Three months           Nine months             % Change
                                      ------------------  ----------------------  -----------------------
For the Period Ended September 30       1997      1996      1997        1996      Quarter   Year-to-Date
---------------------------------------------------------------------------------------------------------
Employee costs                         $2,337.8   $2,181.6  $ 6,956.9  $ 6,592.3     7.2%        5.5%
Depreciation and amortization           1,724.0    1,331.5    4,459.1    4,027.8    29.5        10.7
Taxes other than income                   475.2      390.6    1,252.4    1,132.3    21.7        10.6
Other operating expenses                2,415.9    1,805.7    6,102.4    5,385.0    33.8        13.3
                                      -------------------------------------------
Total Operating Expenses               $6,952.9   $5,709.4  $18,770.8  $17,137.4    21.8         9.5
                                      ===========================================

For purposes of our discussion, reference to the network subsidiaries includes our nine operating telephone subsidiaries, two subsidiaries that provide centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and directory and information services.


Employee Costs
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter             $156.2                   7.2%
--------------------------------------------------------------------------------
  Nine Months               $364.6                   5.5%
--------------------------------------------------------------------------------

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

  Employee costs increased in the three and nine month periods of 1997 principally as a result of merger-related costs recorded in the third quarter of 1997. As described earlier, we recognized approximately $223 million in benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under preexisting separation pay plans. We also recorded approximately $53 million of direct incremental merger-related costs associated with compensation arrangements. The nine month increase also reflects higher year-to-date costs of approximately $276 million in connection with our retirement incentive program. For a further discussion of our retirement incentive program see "Other Matters--Retirement Incentives" on page 29.

  Other items contributing to the increase in employee costs, but to a lesser extent, in both periods of 1997 were annual salary and wage increases and the effect of increased work force levels principally as a result of higher business volumes at our network and domestic wireless subsidiaries. Work force levels grew 4.7% from September 30, 1996. The effect of consolidating our Iusacell investment, as described earlier, also contributed to the expense increases in 1997.

  These expense increases were partially offset by a reduction in benefit costs caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. Lower overtime pay for repair and maintenance activity at our network subsidiaries and the effect of accounting for our CWC investment under the equity method also reduced employee costs in 1997.


Depreciation and Amortization
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter             $392.5                   29.5%
--------------------------------------------------------------------------------
  Nine Months               $431.3                   10.7%
--------------------------------------------------------------------------------

Depreciation and amortization expense increased in the three and nine month periods of 1997 over the same periods in 1996 principally as a result of the recording of approximately $297 million for write-downs of obsolete fixed assets in the third quarter of 1997, as previously mentioned.

  Higher depreciation expense in both periods was also caused by growth in depreciable plant and changes in the mix of plant assets at our network and domestic wireless subsidiaries. The effect of consolidating our Iusacell investment, as described earlier, also contributed to the expense increases in 1997.

  These expense increases were partially offset by lower rates of depreciation and the effect of accounting for our CWC investment under the equity method, as described earlier.


Taxes Other Than Income
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter              $84.6                   21.7%
--------------------------------------------------------------------------------
  Nine Months               $120.1                   10.6%
--------------------------------------------------------------------------------

Taxes other than income consist of taxes for gross receipts, property, capital stock and other nonincome-based items.

  The increase in taxes other than income in both periods was substantially due to charges recorded in the third quarter of 1997 for state and local tax contingencies of approximately $55 million and for taxes incurred as part of direct incremental merger-related costs of approximately $25 million.


Other Operating Expenses
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter             $610.2                   33.8%
--------------------------------------------------------------------------------
  Nine Months               $717.4                   13.3%
--------------------------------------------------------------------------------

Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

  The rise in other operating expenses in the three and nine month periods of 1997 was largely due to the recording of merger-related costs and other special items aggregating approximately $556 million in the third quarter of 1997. The charges contributing to the increases in other operating expenses included; direct incremental merger-related costs of approximately $122 million, transition merger-related costs of approximately $20 million, video-related charges of approximately $69 million, costs to consolidate certain redundant real estate properties of approximately $55 million, charges for regulatory, legal and other contingencies of approximately $126 million, and other miscellaneous expense items of approximately $164 million.

  Other operating expenses for both periods also included increased costs at our operating telephone subsidiaries to comply with certain requirements of the Telecommunications Act of 1996 to permit our eventual entry into the in-region long distance business and higher interconnection payments to competitive local exchange and wireless carriers to terminate calls on their networks. We also reported higher expenses as a result of the consolidation of our Iusacell investment and higher business volumes at our domestic wireless, systems integration services, and marketing subsidiaries. Another item affecting both periods, but to a lesser extent, was higher costs associated with entering new businesses, such as out-of-region long distance services.

  These expense increases were partially offset by the effects of the timing of network software purchases at our operating telephone subsidiaries, accounting for our CWC investment under the equity method, and the timing of directory publication dates. Year-to-date expense increases were reduced by the effect of certain accruals for regulatory and other matters recorded in the first half of 1996, as previously described.

  We expect to continue to incur costs associated with our entry into the out-of-region long distance businesses and with compliance with the Telecommunications Act of 1996, for the remainder of 1997. We also anticipate that we will incur additional costs associated with business initiatives in fixed wireless and long distance at Iusacell.

Income (Loss) from Unconsolidated Businesses
--------------------------------------------------------------------------------
  1997-1996                              (Decrease)
--------------------------------------------------------------------------------
  Third Quarter            $(136.4)                  - %
--------------------------------------------------------------------------------
  Nine Months              $(288.8)                  - %
--------------------------------------------------------------------------------

Income (loss) from unconsolidated businesses includes equity income and losses and goodwill amortization related to these investments. As described earlier, in the second quarter of 1997 we began accounting for our investment in CWC under the equity method, and in the first quarter of 1997 we fully consolidated our investment in Iusacell.

  We recognized a loss from unconsolidated businesses in third quarter and nine month periods ended September 30, 1997 principally as a result of special charges recognized in the third quarter of 1997 of approximately $133 million related to certain video investments and operations and $59.3 million for our equity share of formation costs previously announced by CWC. Higher equity losses and goodwill amortization associated with our investments in several ventures, primarily a personal communications services (PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo), also contributed to equity
losses in 1997.   In November 1996, PrimeCo launched commercial service in 16 major cities throughout the country. The nine month period was also reduced by the effect of a pre-tax gain of $66.3 million recognized in the first quarter of 1996 on the disposition of a non-strategic investment.

  These factors were offset, in part, by a pre-tax gain of $41.4 million on the disposition of our interest in SkyNetwork Television Limited of New Zealand, and by the effect of consolidating our Iusacell investment, as described earlier.
We also recognized a gain on the sale of Iusacell's interest in an Ecuadorian cellular company in the third quarter of 1997.

  We expect that our earnings in 1997, as compared to 1996, will continue to be reduced by our share (approximately 46%) of the increased losses associated with PrimeCo.


Other Income and (Expense), Net
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter              $22.0                   62.9%
--------------------------------------------------------------------------------
  Nine Months                $45.9                   70.2%
--------------------------------------------------------------------------------

Other income and (expense), net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated businesses, and gains and losses on non-operating assets and investments.

  The principal items affecting the change in other income and expense, net, in both periods of 1997 were the recognition of Iusacell's net loss credited to minority interest and the effect of accounting for our equity investment income in CWC in the second quarter of 1997. Other individual items recorded in the third quarter and nine month periods were not material.


Interest Expense
--------------------------------------------------------------------------------
  1997-1996                              Increase
--------------------------------------------------------------------------------
  Third Quarter              $31.7                   11.9%
--------------------------------------------------------------------------------
  Nine Months               $105.7                   13.0%
--------------------------------------------------------------------------------

Interest expense increased in the three and nine month periods of 1997 principally as a result of higher borrowing levels at our network and wireless subsidiaries and the effect of the consolidation of our Iusacell investment. A reduction in capitalized interest costs associated with our PrimeCo investment also contributed to the rise in interest expense.

Effective Income Tax Rates
--------------------------------------------------------------------------------
  For the Nine Months Ended September 30
--------------------------------------------------------------------------------
  1997                                               40.6%
--------------------------------------------------------------------------------
  1996                                               36.8%
--------------------------------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle.

  The higher effective income tax rate for the nine month period ended September 30, 1997 resulted from the effect of certain merger-related costs and special charges for which there were no corresponding tax benefits. Adjustments to the valuation allowance resulting from our re-evaluation of tax planning strategies in light of the merger also contributed to the higher effective income tax rate in 1997. These factors were partially offset by the effect of a change in the New Jersey state income tax law.

  On July 14, 1997, the State of New Jersey enacted a law which repeals the gross receipts tax and extends the Corporate Business Tax, a tax based on net income, to telecommunication utilities including local exchange carriers. The law is effective January 1, 1998. We anticipate that our future annual New Jersey income tax liability will be approximately equal to our current annual New Jersey gross receipts tax liability and, therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes generated a $75.4 million state income tax benefit (net of federal income tax expense) in the third quarter of 1997.


-------------------
Financial Condition
-------------------


Nine Months Ended September 30             1997           1996         Change
-----------------------------------------------------------------------------
Cash Flows From (Used In):
Operating activities                    $ 6,000.5      $ 6,099.7      $ (99.2)
Investing activities                     (4,693.8)      (4,452.4)      (241.4)
Financing activities                     (1,240.3)      (1,897.8)       657.5
-----------------------------------------------------------------------------

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at September 30, 1997 and 1996 and December 31, 1996, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

  We use derivatives to manage interest rate, foreign exchange and other financial risks which could jeopardize our financing and operating flexibility and to facilitate our overall financing strategy. Derivative agreements are tied to specific liabilities or assets and hedge the related economic exposures. We do not hold derivatives for trading purposes. The use of derivatives is not expected to have a material impact on our financial condition or results of operations.

  The notional amounts of our derivative contracts are used to calculate contractual payments to be exchanged and are not a measure of our credit risk or our future cash requirements. Credit risk related to derivatives is limited to nonperformance by counterparties to our contracts. We manage that credit risk by limiting our exposure to any one financial institution and by monitoring our counterparties' credit ratings. We believe the risk of loss due to nonperformance of counterparties is remote and that any losses would not be material to our financial condition or results of operations.

Cash Flows From Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. Cash flows from operations were lower in the first nine months of 1997, as compared to the same period in 1996, principally as a result of merger-related costs paid during the third quarter of 1997.

Cash Flows Used in Investing Activities
--------------------------------------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. We invested approximately $4.0 billion in the first nine months of 1997, as compared to $3.2 billion in the first nine months of 1996, to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. The increase in telephone plant expenditures is principally due to the timing of construction plans.

  During the first nine months of 1997, we invested $574.3 million in unconsolidated businesses including approximately $304 million in PrimeCo to fund the continued build-out of its PCS network; $107 million in FLAG, a company that has constructed undersea fiberoptic cable between Europe and Asia and in which we are the managing partner; and $163.3 million in leasing and other partnerships. Cash investing activities in unconsolidated businesses in the first nine months of 1996 totaled $444.0 million, which included investments of approximately $140 million in PrimeCo, $113 million in international wireless joint ventures, $31 million in FLAG, and $160 million in leasing and other partnerships.

  Our short-term investments consist principally of cash equivalents held in trust accounts for the payment of certain employee benefits. During the first nine months of 1997, we invested $140.0 million in a vacation pay trust and $8.1 million in other investments, compared to $130.0 million in the vacation pay trust and $26.4 million in other investments in the first nine months of 1996. We held short-term investments of $271.7 million at December 31, 1996 and we held no short-term investments at December 31, 1995. Proceeds from the sale of short-term investments were $323.5 million year-to-date 1997, compared to $102.9 million year-to-date 1996.

  Year-to-date 1997, we received cash proceeds of $271.5 million from the sales of our real estate properties and our interest in a joint venture. We also received approximately $52 million from the disposition of our interest in SkyNetwork Television Limited of New Zealand, approximately $30 million from the sale of Iusacell's interest in an Ecuadorian cellular company, and $7.1 million from the disposition of other investments.

  During the first nine months of 1997, we received cash proceeds of $114.6 million from Telecom Corporation of New Zealand's (Telecom) share repurchase plan. In connection with that plan, we anticipate that Telecom will continue to repurchase a portion of our stock investment, to the extent necessary to keep our percentage ownership interest in Telecom from exceeding the maximum permitted level of 24.95%. Telecom's plan is expected to result in total cash proceeds to us of approximately $155 million to $165 million in 1997.

Cash Flows Used in Financing Activities
--------------------------------------------------------------------------------

As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In September 1997, we announced a quarterly dividend payment of $.77 per share, an annual rate of $3.08 per share, as contemplated in the Merger Agreement. The new dividend payment is equivalent to what former NYNEX shareowners would have received from the NYNEX quarterly dividend of $.59 per share. Cash dividends declared in the first and second quarters of 1997 were $.74 per share.

  We increased our long-term debt (including capital lease obligations) and short-term debt by $1,032.9 million from December 31, 1996. This increase is principally due to an increase in telephone plant construction and new investments in PrimeCo and other wireless subsidiaries, including the consolidation of our Iusacell investment. The effects of these capital expenditures were partially offset by proceeds from the Telecom share repurchase plan and from sales of our real estate properties and other investments.

  Our debt ratio was 60.5% as of September 30, 1997, compared to 58.0% as of September 30, 1996 and 58.3% as of December 31, 1996.

  In September 1996, we classified $1.8 billion of commercial paper borrowings as Long-term Debt as a result of our intent to refinance these borrowings on a long-term basis using an unsecured revolving credit facility. We no longer maintain the revolving credit facility. As a result, all commercial paper is classified as Debt Maturing Within One Year.

  As of September 30 1997, we had unused bank lines of credit in excess of $5.0 billion. Our subsidiaries have shelf registrations for the issuance of up to $2.7 billion of unsecured debt securities. We also have established a $1.0 billion Euro Medium-term Note Program through a subsidiary for the issuance of debt securities. The debt securities of our subsidiaries continue to be accorded high ratings by primary rating agencies.

  In the second quarter of 1997, we reduced our Series B Preferred Stock of Subsidiary by 100,000 shares through the purchase of the stock by a wholly owned subsidiary for $10.0 million.

  As a result of the consolidation of our Iusacell investment in the first quarter of 1997 and the transfer of our interests in United Kingdom operations to CWC for an equity interest in CWC in the second quarter of 1997, our condensed consolidated balance sheet at September 30, 1997 reflects increases and decreases in certain categories of assets and liabilities; however, these transactions had no material effect on our financial condition.

--------------------------------------
Factors That May Affect Future Results
--------------------------------------

Bell Atlantic - NYNEX Merger
--------------------------------------------------------------------------------

The merger of Bell Atlantic and NYNEX was completed on August 14, 1997. We had previously announced that we expected to recognize recurring expense savings of approximately $600 million annually and approximately $300 million a year in capital savings, in each case, by the third year following the closing of the merger by consolidating and integrating networks and operating systems, eliminating approximately 3,100 management positions, centralizing procurement, reducing the need for contract services, consolidating real estate, combining information systems and eliminating duplicative operations. We are now targeting an additional $500 million in annual cost savings by the year 2000. We also expect to add approximately $400 million a year in revenues from our current product portfolio by using our best marketing and advertising practices.

Telecommunications Industry Changes
--------------------------------------------------------------------------------

The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in our current businesses, but will also open new markets to us.

  The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, such as our company, to provide interLATA (long distance) services and to engage in manufacturing, previously prohibited by the MFJ. However, our ability to provide in-region long distance service is largely dependent on satisfying certain conditions contained in the Act. The requirements include a 14-point "competitive checklist" of steps we must take which will help competitors offer local service, through resale, the purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

  We expect to petition the FCC for permission to enter the in-region long distance market in New York by early 1998 and one or more other states during the first half of 1998, and we anticipate entering the long distance market in at least one jurisdiction during the second half of 1998. The timing of our long distance entry in each of our 14 jurisdictions depends on the receipt of FCC approval. There can be no assurance that any approval will be forthcoming in time to permit us to enter the in-region long distance market on this schedule.

  A U. S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and the appropriate wholesale discount and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and states have proceeded to adopt pricing and other standards for local interconnection.

  We are unable to predict definitively the impact that the Act will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, and the timing, extent and success of our pursuit of new opportunities resulting from the Act.

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

Access Charges

Interstate access charges are the rates long distance carriers pay for use and availability of the operating telephone subsidiaries' facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the operating telephone subsidiaries to recover a greater portion of their costs through rates which reflect the manner in which those costs are incurred. Beginning in January 1998, the FCC will require a phased restructuring of access charges so, that interstate costs of the operating telephone subsidiaries which do not vary based on usage will be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

  A portion of the operating telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

Price Caps

The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, our price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity ("Productivity Factor"). In the prior year, our Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor of 6.5% for all price cap companies, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with our implementation of equal access to all long distance carriers.

  On June 30, 1997, we made our Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases totaling approximately $430 million, of which $59 million is a result of one-time adjustments that will only be in effect until July 1998.

  The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. We are unable to predict the results of this further proceeding.

Universal Service

The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism will become effective January 1, 1999.

  The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

  All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each of our operating telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high cost and low income subsidies. Each of our operating telephone subsidiaries will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. Our operating telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end users.

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

  Until the implementation of "presubscription," intraLATA toll calls in these states were completed by our operating telephone subsidiaries unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enable customers to make these toll calls using another carrier without having to dial an access code.

  The Act addressed the issue of presubscription for intraLATA toll calls by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as the Bell Operating Company is authorized to provide long distance services originating in the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

  New York Telephone Company substantially completed implementation of intraLATA presubscription in the first quarter of 1996, and fully completed intraLATA presubscription implementation by September 1996. By November 1997, our operating telephone subsidiaries in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont, and West Virginia had also implemented intraLATA presubscription. We expect to offer intraLATA presubscription in Maryland, Massachusetts and Virginia coincident with our offering of long distance services in those states, as required by the Act.

  Implementation of presubscription for intraLATA toll services could have a material negative effect on intraLATA toll service revenues, in those jurisdictions where, as noted above, presubscription has been implemented before we are permitted to offer long distance services. The adverse impact on intraLATA toll services revenues is expected to be partially offset by an increase in intraLATA access revenues.

Local Exchange Services

Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in all of our state jurisdictions. The Act is expected to significantly increase the level of competition in all of our local exchange markets.

-------------
Other Matters
-------------

Retirement Incentives
--------------------------------------------------------------------------------

NYNEX has previously disclosed that it expected the total number of employees who would elect to leave under its current retirement incentive program through its completion in 1998 to be in the range of 19,000 to 21,000, consisting of approximately 9,000 to 10,000 management and 10,000 to 11,000 associate employees. NYNEX has also disclosed that it anticipated that the additional charges to be recorded in connection with the program would be in the range of $2.2 billion ($1.4 billion after-tax). NYNEX had accrued approximately $1.1 billion of pre-tax charges in 1993 for severance and postretirement medical benefits under a force reduction plan.

  As of September 30, 1997, 18,516 employees (9,329 management and 9,187 associates) had elected to leave under the program, and additional charges of approximately $1.9 billion ($1.2 billion after-tax) had been recorded in connection with the program. The management portion of the program was completed as of March 31, 1997.

  Based on the experience of employee take rates under the program and management's most recent assessment of work volume and productivity trends, we are currently considering and discussing with the unions possible changes in the program for associates. We now expect that, if the program were fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

  Our objective is to distribute the program take rates in a way that allows us to match retirements with downsizing caused by productivity improvements. This effort could result in an extension of the program.

  In connection with the 1993 force reduction plan, the total remaining reserves were approximately $121 million for employee severance and $143 million for postretirement medical costs, as of December 31, 1996. During the first nine months of 1997, employee severance reserves of approximately $59 million were transferred primarily to the pension liability and $61 million of postretirement medical liability were applied on a per employee basis for associates who left Bell Atlantic under the 1993 retirement incentive plan. At September 30, 1997, approximately $62 million of employee severance reserves and $82 million of postretirement medical liability remained.

Year "2000" Systems Modifications
--------------------------------------------------------------------------------

We are continually in the process of updating our information and network systems and, as part of that process, we are evaluating the costs associated with modifying and testing our systems for the Year 2000. We expect to make some of the necessary modifications through our ongoing investment in systems upgrades. We are not yet able to estimate the incremental cost of the Year 2000 conversion effort but such costs will be expensed as incurred. The incremental costs incurred to date have not been material. We intend to complete substantially all conversion work by the end of 1998 and to conduct testing throughout 1999. We expect to complete this effort on a timely basis without disruption to our customers or operations.

Other Information
--------------------------------------------------------------------------------

At a Bell Atlantic Analyst Conference on October 22, 1997, we made the following statements:

    (i) We are comfortable with current analysts' estimates of $4.90 to $5.00 per share for 1997, excluding transition and integration costs and other special items.

    (ii) We are targeting 1998 earnings growth within the 10%-12% range, excluding transition and integration costs.

    (iii) We have established a long-term revenue growth target for our Network subsidiaries, excluding any in-region long distance revenues, of approximately 2.5% in 1998, and approaching 5% thereafter.

Cautionary Statement Concerning Forward--Looking Statements
--------------------------------------------------------------------------------

Information contained above with respect to expected financial results and future events and trends in this Management's Discussion and Analysis is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by us; (ii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iii) future state regulatory actions and economic conditions in our operating areas; (iv) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets; and (v) the timing of our entry and profitability in the in-region long distance market.

---------------------------
Part II - Other Information
---------------------------

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------

For background concerning our contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System operating companies with respect to private actions relating to pre-divestiture events, see Item 3 of Bell Atlantic Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 5.  Other Information
--------------------------------------------------------------------------------

We will hold our 1998 Annual Meeting of Shareowners on May 1, 1998, at The Playhouse Theatre in the DuPont Building, Wilmington, Delaware.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits:

Exhibit Number

10a(i) Description of Amendment to Bell Atlantic Senior Management Short Term
       Incentive Plan, effective August 14, 1997.

10j(i) Description of Amendment and Administrative Change to Bell Atlantic 1985
       Incentive Stock Option Plan, effective August 14, 1997.

10x    Bell Atlantic Salary Program for Senior Managers, effective August 14,
       1997.

10y Description of Changes in Compensation for Outside Directors of Bell Atlantic, effective August 14, 1997.

10aa Employment Agreement, dated August 14, 1997, by and between Bell Atlantic Corporation and Raymond W. Smith.

10bb Employment Agreement, dated August 14, 1997, by and between Bell Atlantic Corporation and Ivan G. Seidenberg.

11     Computation of Per Common Share Earnings.

27     Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:

A Current Report on Form 8-K, dated July 22, 1997, was filed regarding Bell Atlantic's second quarter 1997 financial results.

A Current Report on Form 8-K, dated August 14, 1997, was filed regarding the consummation of the merger of a wholly owned subsidiary of Bell Atlantic Corporation with and into NYNEX Corporation.

A Current Report on Form 8K/A, Amendment No. 1, dated August 14, 1997, was filed. This report included (i) pro forma combined condensed statements of income of Bell Atlantic and NYNEX for the three months ended March 31, 1997 and 1996, the three and six months ended June 30, 1997 and 1996, the three months ended September 30, 1996, the three months and year ended December 31, 1996, and the years ended December 31, 1995 and 1994, and (ii) pro forma combined condensed balance sheets of Bell Atlantic and NYNEX as of December 31, 1996, 1995, and 1994 and June 30, 1997.

Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION



Date:  November 14, 1997              By /s/ Frederic V. Salerno
                                         ------------------------
                                         Frederic V. Salerno
                                         Senior Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 10, 1997.