Form 10-K
period 1997-12-31
BELL ATLANTIC CORP
filed 1998-03-25
CIK 732712

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

        (Mark one)

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                         Commission file number 1-8606

                           BELL ATLANTIC CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     23-2259884
       (State of incorporation)                          (I.R.S. Employer
                                                        Identification No.)


     1095 AVENUE OF THE AMERICAS
         NEW YORK, NEW YORK                                    10036
(Address of principal executive offices)                     (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 395-2121

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS           WHICH REGISTERED
                   -------------------           ----------------

  Common Stock, $.10 par value.............  New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

  At February 28, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $69,664,000,000.

  At February 28, 1998, 776,507,014 shares of the registrant's Common Stock were outstanding, after deducting 11,616,148 shares held in treasury.

  Documents incorporated by reference:

  Portions of the registrant's Annual Report to shareowners for the year ended December 31, 1997 (Part II).

  Portions of the registrant's Proxy Statement dated March 16, 1998 prepared in connection with the Annual Meeting of Shareowners (Part III).

                               TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------                                                                    ----
                                    PART I

 1.  Business............................................................     1
 2.  Properties..........................................................    13
 3.  Legal Proceedings...................................................    14
 4.  Submission of Matters to a Vote of Security Holders.................    15
 Executive Officers of the Registrant....................................    15

                                    PART II

 5.  Market for the Registrant's Common Equity and Related
      Stockholder Matters................................................    16
 6.  Selected Financial Data.............................................    16
 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................    16
 7A. Quantitative and Qualitative Disclosures About Market Risk..........    16
 8.  Financial Statements and Supplementary Data.........................    17
 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................    17

                                   PART III

10.  Directors and Executive Officers of the Registrant..................    17
11.  Executive Compensation..............................................    17
12.  Security Ownership of Certain Beneficial Owners and Management......    17
13.  Certain Relationships and Related Transactions......................    17

                                  PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....    18





      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 20, 1998

                                    PART I


Item 1.  Business

                                    GENERAL

Bell Atlantic Corporation (the "Company") was incorporated in 1983 under the laws of the State of Delaware and has its principal executive offices at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-
2121).

The Company's principal operating subsidiaries are: New York Telephone Company ("New York Telephone"); Bell Atlantic - New Jersey, Inc. ("Bell Atlantic - New Jersey"); Bell Atlantic - Pennsylvania, Inc. ("Bell Atlantic - Pennsylvania"); New England Telephone and Telegraph Company ("New England Telephone"); Bell Atlantic - Maryland, Inc. ("Bell Atlantic - Maryland"); Bell Atlantic - Virginia, Inc. ("Bell Atlantic - Virginia"); Bell Atlantic - West Virginia, Inc. ("Bell Atlantic - West Virginia"); Bell Atlantic - Delaware, Inc. ("Bell Atlantic - Delaware"); Bell Atlantic - Washington, D.C., Inc. ("Bell Atlantic - Washington, D.C.") (collectively, the "telephone subsidiaries") and Bell Atlantic Mobile.


                         BELL ATLANTIC - NYNEX MERGER

On August 14, 1997, the Company and NYNEX Corporation ("NYNEX") consummated a merger whereby NYNEX became a subsidiary of the Company and NYNEX shareowners received 0.768 of a share of Company common stock for each share of NYNEX common stock owned.

In 1997, the Company recognized merger-related costs of approximately $519 million, consisting of $200 million of direct incremental costs, $223 million of employee severance costs and $96 million of transition and integration costs. The Company expects that, over the three years following the closing of the merger, transition and integration costs will aggregate between $400 million to $500 million. By the year 2000, the Company is targeting recurring expense savings of approximately $1.1 billion and approximately $300 million a year in capital savings by consolidating and integrating networks and operating systems, eliminating approximately 3,100 management positions, centralizing procurement, reducing the need for contract services, consolidating real estate, combining information systems and eliminating duplicative operations. The Company also expects to add approximately $400 million a year in revenues from its current product portfolio by using best marketing and advertising practices.


                        TELECOMMUNICATIONS ACT OF 1996

The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996. Prior to the enactment of the Act, the operations of the Company and its subsidiaries were subject to the requirements of the "Modification of Final Judgment" ("MFJ"), a consent decree that arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T Corp. ("AT&T") and the Bell Operating Companies ("BOCs"), including the telephone subsidiaries. The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act.

In general, the Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies ("BOCs"), or their affiliates, such as the Company, to engage in manufacturing and to provide services between Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which a BOC has been limited to providing telephone service pursuant to the MFJ. Under the Act, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder.

The Act takes a two-fold approach to the rules governing competition in the interLATA market. First, the Company is permitted to apply for state approval to offer interLATA services originating in states outside of the geographic region in which the telephone subsidiaries operate as local exchange carriers. In addition, the Company's wireless businesses are permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

Second, each of the telephone subsidiaries must demonstrate to the Federal Communications Commission ("FCC") that it has satisfied certain requirements in order for the Company to be permitted to offer interLATA services for calls originating within the geographic region in which the telephone subsidiary operates as a local exchange carrier. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist," which includes steps the telephone subsidiaries must take which will help competitors offer local services through resale of the telephone subsidiaries' service, purchase of unbundled network elements from the telephone subsidiaries, or through the competitors' own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

In December, 1997, a U.S. District Court found that the line-of-business restrictions in the Act, including the requirement that BOCs alone comply with a competitive checklist before being allowed to provide long distance, are unconstitutional because they apply only to the BOCs. The Company was allowed to join the case prior to the court's decision. The court has granted a stay of its decision pending appeals by DOJ and other parties.

The FCC is required to conduct a number of rulemakings to implement the Act. See "FCC Regulation and Interstate Rates" and "Competition - Local Exchange Services."


                          DOMESTIC TELECOMMUNICATIONS

OPERATIONS

Approximately 80% of the Company's 1997 operating revenues was from services provided by the telephone subsidiaries. The telephone subsidiaries presently serve a territory ("Territory") consisting of 31 LATAs and provide mainly two types of telecommunications services, exchange telecommunications and exchange access. Exchange telecommunications service is the transmission of telecommunications among customers located within a LATA. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service, long distance and Centrex services. Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

The Company has organized certain telecommunications group functions into business units operating across the telephone subsidiaries. The business units focus on specific market segments. The telephone subsidiaries remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

The Consumer Services business unit markets communications services to residential customers within the Territory (22 million households and 63 million people). 1997 revenues were approximately $9.5 billion, representing approximately 39% of the telephone subsidiaries' aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Wholesale Services business unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1997 revenues were approximately $5.8 billion, representing approximately 24% of the telephone subsidiaries' aggregate revenues. Approximately 85% of total Wholesale Services revenues were derived from interexchange carriers; AT&T is the largest single customer. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers.

The General Business Services business unit markets communications and information services to small and medium-sized businesses. The General Business Services business unit has approximately 1.6 million customers in the Territory which in 1997 generated approximately $3.9 billion in revenues, representing approximately 16% of the telephone subsidiaries' aggregate revenues.

The Large Business Services business unit markets communications and information services to large businesses. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services. 1997 revenues were approximately $3.5 billion, representing approximately 15% of the telephone subsidiaries' aggregate revenues.

The Public and Operator Services business unit markets pay telephone and operator services in the Territory to meet consumer needs for accessing public networks and locating and identifying network subscribers, and to provide calling assistance and arrange billing alternatives (e.g., calling card, collect and third party calls). 1997 revenues were approximately $1 billion, representing approximately 4% of the telephone subsidiaries' aggregate revenues.

The Federal Systems business unit markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government. 1997 revenues were approximately $500 million, representing approximately 2% of the telephone subsidiaries' aggregate revenues.

The Network Group manages the technologies, services and systems platforms required by the business units and the telephone subsidiaries to meet the needs of their customers, including switching, feature development and on-premises installation and maintenance services.

FCC REGULATION AND INTERSTATE RATES

The telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act.

Access Charges

Interstate access charges are the rates long distance carriers pay for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC's order adopted changes to the access tariff structures in order to permit the telephone subsidiaries to recover a greater portion of their interstate costs through rates that reflect the manner in which those costs are incurred. The FCC required a phased restructuring of access charges, beginning in January 1998, so that the telephone subsidiaries' non-usage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of different levels of usage-based charges for originating and for terminating interstate traffic.

A portion of the telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

The FCC has begun an investigation of the tariffs filed by the telephone subsidiaries and other local exchange carriers to implement this new rate structure.

Price Caps

The FCC also adopted modifications to its price cap rules which affect access rate levels. Under those rules, each year the Company's price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity ("Productivity Factor") and adjusted upward by an allowance for inflation (the GDP-PI). In the prior year, the Company's Productivity Factor was 5.3%. The FCC created a single Productivity Factor of 6.5% for all price cap companies, eliminated requirements to share a portion of future interstate earnings and required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns an interstate rate of return below 10.25% in a calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the implementation of equal access to all long distance carriers and removal of certain general overhead costs that it concluded were associated with other detariffed services.

The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops.

Universal Service

The FCC also adopted rules implementing the "universal service" provision of the Act, which was designed to ensure that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support in 1998 will approximate $1.5 billion for high cost areas. The support amount thereafter cannot yet be determined. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will adopt a methodology for determining high-cost areas for nonrural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism will become effective in 1999.

The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts. All telecommunications carriers must contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 require each of the telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low income subsidies. Each of the telephone subsidiaries will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users.

STATE REGULATION OF RATES AND SERVICES

The communications services of the telephone subsidiaries are subject to regulation by the public utility commissions in the jurisdictions in which they operate with respect to intrastate rates and services and certain other matters. In most jurisdictions in the Territory, the telephone subsidiaries have been able to replace rate of return regulation with price regulation plans.

New York Telephone

New York Telephone has been regulated by the New York State Public Service Commission ("NYSPSC") under the Performance Incentive Plan since 1995. The plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict New York Telephone's earnings. Prices were capped at current rates for "basic" services such as residence and business exchange access, residence and business local calling and LifeLine service, and price reduction commitments were established for a number of services, including toll and intraLATA carrier access services. Certain prices may be adjusted annually based on certain costs associated with NYSPSC mandates and other defined "exogenous" events. The plan establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets.

Bell Atlantic - New Jersey

Bell Atlantic - New Jersey is regulated under a Plan for Alternative Form of Regulation (the "New Jersey Plan"), which expires on December 31, 1999. The New Jersey Plan divides Bell Atlantic - New Jersey's services into Rate-Regulated Services and Competitive Services. Rate-Regulated Services are grouped in two categories:

     - "Protected Services": Basic residence and business service, Touch-Tone, access services and the ordering, installation and restoration of these services. Basic residence service rates are capped through 1999. However, revenue-neutral rate restructuring for Rate-Regulated Services, including Protected Services and basic residence service, is permitted.

     - "Other Services": Custom Calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service.

All earnings above a return on equity of 13.7% for Rate-Regulated Services are shared equally with customers. There is no cap on earnings for Rate-Regulated Services. Competitive Services are deregulated. In approving its 1997 review of the Company's performance of its obligation under the New Jersey Plan, the BPU approved elimination of the provisions of the New Jersey Plan which would have allowed certain formula based rate adjustments for Protected and Rate Regulated Services.

Bell Atlantic - Pennsylvania

Bell Atlantic - Pennsylvania is regulated under an Alternative Regulation Plan (the "Pennsylvania Plan") approved in 1994 by the Pennsylvania Public Utility Commission ("PPUC"). The Pennsylvania Plan provides for a pure price cap plan with no sharing of earnings with customers, and replaces rate base rate of return regulation. The Pennsylvania Plan removes from price and earnings regulation certain competitive services, including directory advertising, billing services, Centrex service, paging, speed calling and repeat calling. Bell Atlantic - Pennsylvania can, and has, made subsequent filings with the PUC to have other services declared competitive. All remaining services are price regulated.

Under price regulation, annual price increases up to, but not exceeding, the inflation rate (GDP-PI) minus 2.93% are permitted. Annual price decreases are required when the GDP-PI falls below 2.93%. Prices for protected services in the noncompetitive category, which include residential and business basic exchange services, special access and switched access, are capped through 1999. However, revenue-neutral rate restructuring for noncompetitive services is permitted.

The Pennsylvania Plan requires Bell Atlantic - Pennsylvania to propose a Lifeline service for residential customers on a revenue-neutral basis. The Plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

In December 1997, following appeals by several parties, the Pennsylvania Supreme Court upheld the PPUC's approval of the Pennsylvania Plan.

Bell Atlantic - Washington, D.C.

In 1996, the District of Columbia Public Service Commission ("DCPSC") approved a price cap plan for intra-Washington, D.C. services provided by Bell Atlantic - Washington, D.C. Provisions of the plan include (1) a term of four years, through December 31, 1999; (2) three service categories: basic, discretionary, and competitive; (3) caps on certain basic residential rates for the term of the plan, with other basic rates to change with the rate of inflation (GDP-PI) minus 3%; (4) discretionary service rate increases of up to 15% annually; (5) elimination of price limits on competitive service rates; and (6) elimination of the regulation of profits.

New England Telephone

     Maine

In 1995, the Maine Public Utilities Commission ("MPUC") adopted a five-year price cap plan for New England Telephone, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on New England Telephone's earnings. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed.

     Massachusetts

In 1995, the Massachusetts Department of Public Utilities ("MDPU") approved a price regulation plan for New England Telephone through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit New England Telephone's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. The MDPU also established a quality of service index and tied service quality to the level of the productivity factor. New England Telephone's inability to meet the performance levels in any given month would result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

     New Hampshire

New England Telephone's operations are subject to rate of return regulation.

     Rhode Island

In 1996, the Rhode Island Public Utilities Commission ("RIPUC") approved an incentive regulation plan for New England Telephone. The plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. Other features of the Plan include: more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999.

     Vermont

New England Telephone's operations are subject to rate of return regulation.

Bell Atlantic - Maryland

In 1996, the Public Service Commission of Maryland ("MPSC") approved a price cap plan for regulating the intrastate services provided by Bell Atlantic - Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential and Basic-Business are capped for a period of three years. After the cap period, rates for services in these three categories can be increased or decreased annually under a formula that is based upon changes in the rate of inflation (GDP-PI) minus a productivity offset based upon changes in the rate of inflation (CPI). Rates for Discretionary services may be increased under the same formula. Rates for Competitive services may be increased without regulatory limits. Regulation of profits is eliminated.

Bell Atlantic - West Virginia

In February 1998, the West Virginia Public Service Commission ("WVPSC") issued an order extending the Incentive Regulation Plan until December 31, 2000. The Incentive Regulation Plan includes pricing flexibility for competitive services. Bell Atlantic - West Virginia is committed to invest at least $225 million in its network over the three-year period from 1998 through 2000.

Bell Atlantic - Virginia

Effective in 1995, the Virginia State Corporation Commission ("VSCC") approved an optional regulatory plan that regulates Bell Atlantic - Virginia's noncompetitive services on a price cap basis and does not regulate Bell Atlantic
- Virginia's competitive services. The plan includes a moratorium on rate increases for basic local telephone service until 2001 and eliminates regulation of profits.

Bell Atlantic - Delaware

In 1994, Bell Atlantic - Delaware elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act"). The Delaware Telecommunications Act provides that:

     -the prices of "Basic Telephone Services" (e.g., dial-tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation (GDP-PI) less 3%;

     -the prices of "Discretionary Services" (e.g., Identa Ring(SM) and Call
      Waiting) cannot increase more than 15% per year per service;

     -the prices of "Competitive Services" (e.g., directory advertising and message toll service) are not subject to tariff or regulation; and

     -Bell Atlantic - Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission ("DSPC")during the fifth year of the plan. In March 1998, the DPSC voted to approve Bell Atlantic - Delaware's request to extend Bell Atlantic Delaware's term under the Delaware Telecommunications Act until March 2002.


COMPETITION

Legislative changes, including provisions of the Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of the Company's markets.

Local Exchange Services

The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in the Territory. The Act is expected to significantly increase the level of competition in all of the Company's local exchange markets.

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

In 1997, a U.S. Court of Appeals found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act and that several provisions of the FCC's rules are inconsistent with the statutory requirements. In particular, it affirmed that the states have exclusive jurisdiction over the pricing of local interconnection and resale arrangements, that the FCC cannot lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements, that the FCC cannot require incumbent local exchange carriers to provide competitors a pre-assembled network platform at network element prices or to combine unbundled network elements for competitors. The U.S. Supreme Court has agreed to hear appeals by the DOJ and other parties of that decision.

Negotiations between the telephone subsidiaries and various CLECs, and arbitrations before state public utility commissions, have continued. As of March 1, 1998, the telephone subsidiaries had entered into approximately 330 agreements with CLECs, covering all of the Territory.

The Company expects that these agreements, and the Act, will continue to lead to substantially increased competition in its local exchange markets in 1998 and subsequent years. The Company believes that this competition will be both on a facilities basis and in the form of resale by CLECs of the telephone subsidiaries' service. Under the various agreements and arbitrations discussed above, the telephone subsidiaries are generally required to sell their services to CLECs at discounts ranging from approximately 15% to 29% from the prices the telephone subsidiaries charge their retail customers.

 IntraLATA Toll Services

IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. All of the state regulatory commissions in the Territory permit other carriers to offer intraLATA toll services within the state (except in the District of Columbia, where intraLATA toll service is not provided).

Until the implementation of "presubscription," intraLATA toll calls were completed by the telephone subsidiaries unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code.

The Act generally prohibits, with certain exceptions, a state from requiring presubscription until the earlier of such time as the BOC is authorized to provide long distance services originating in the state or three years from the effective date of the Act.

New York Telephone completed implementation of intraLATA presubscription in 1996. By December 1997, the telephone subsidiaries had also implemented presubscription in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont, and West Virginia. The telephone subsidiaries in Maryland, Massachusetts and Virginia expect to offer intraLATA presubscription coincident with the Company's offering of long distance services in those states, or as ordered by their state regulatory commissions in accordance with the Act.

Implementation of presubscription for intraLATA toll services has begun to have a material negative effect on intraLATA toll service revenues in those jurisdictions where, as noted above, presubscription has been implemented before the Company is permitted to offer long distance services. The adverse impact on intraLATA toll services revenues is expected to be partially offset by an increase in intraLATA access revenues.

 Alternative Access

A substantial portion of the telephone subsidiaries' revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

The telephone subsidiaries face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the telephone subsidiary's plant. The ability of such alternative access providers to compete with the telephone subsidiaries has been enhanced by the FCC's orders requiring the telephone subsidiaries to offer virtual collocated interconnection for special and switched access services.

Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the telephone subsidiaries' local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the telephone subsidiaries' lines.

 Wireless Services

Wireless services also constitute potential sources of competition to the telephone subsidiaries. Wireless portable telephone services employ digital technology allow customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission. The Company's investment in Wireless Services is described below under "Global Wireless Communications."

 Public Telephone Services

The telephone subsidiaries face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

 Operator Services

Alternative operator services providers have entered into competition with the telephone subsidiaries' operator services product line.


                             INFORMATION SERVICES

The Company (through Bell Atlantic Yellow Pages Company, Bell Atlantic Electronic Commerce Services, Inc. and other subsidiaries) publishes printed and electronic directories, provides an Internet-based electronic shopping service and provides Internet access services. The Company's directory publishing business produces 600 domestic and international Yellow Page directories with nearly 900,000 advertisers and distributes approximately 80 million copies annually in its regional markets as well as in Poland, the Czech Republic, Slovakia, Gibraltar and Greece. The Company offers its Internet access services in 13 states and the District of Columbia and provides on-line shopping services with more than 10,000 advertisers and nearly 2 million visits per month. 1997 revenues from the Company's Information Services were approximately $2.3 billion.


                            LONG DISTANCE SERVICES

With respect to interLATA services originating outside of the Territory, the Company, through its subsidiaries, Bell Atlantic Communications, Inc. and NYNEX Long Distance Company, has complied with state entry requirements in 34 states.

With respect to interLATA services within the Territory, although the Company believes that the District Court decision will be upheld on appeal (see "Telecommunications Act of 1996" above), the Company is continuing to work through the regulatory process at both the state and federal levels in order to be in a position to enter the in-region long distance market in 1998. The Company expects to petition the FCC for permission to enter the in-region long distance market in New York in the second half of this year and in one or more other states by year-end. The Company anticipates entering the in-region long distance market in at least one jurisdiction during the second half of 1998, but there can be no assurance that any approval will be forthcoming in time to permit the Company to do so. The timing of the Company's long distance entry in each of its 14 jurisdictions depends on the receipt of FCC approval and on the ultimate outcome of the appeals of the District Court's decision.

                         GLOBAL WIRELESS COMMUNICATIONS


United States

The Company provides wireless communications services in the United States principally through its subsidiary, Bell Atlantic Mobile ("BAM"), and PrimeCo Personal Communications, L.P. ("PrimeCo"), a joint venture.

BAM provides wireless services to approximately 5.4 million customers in the Northeast, mid-Atlantic, Southeast and Southwest portions of the United States. BAM competes with other cellular carriers and personal communications service ("PCS") providers licensed by the FCC. Competing PCS providers offer competitive pricing plans, digital technology, and enhanced calling features. BAM has introduced new pricing plans designed to meet this new competition, and offers digital service as well as enhanced calling features in its markets.

PrimeCo is a partnership owned by Bell Atlantic, U S WEST, Inc. and AirTouch Communications to provide PCS. PrimeCo is licensed by the FCC to provide PCS in the Midwest, Southeast, Southwest and at year-end had approximately 387,000 customers.

Mexico

The Company has a 42.1% economic interest in Grupo Iusacell, S.A. de C.V. ("Iusacell"), a telecommunications company in Mexico whose primary business is the provision of cellular telephone service. Another shareowner group owns 47.7% of Iusacell, and the remaining 10.2% is held by public shareowners.

In February 1997, the Company consummated a restructuring of its investment in Iusacell to permit the Company to assume management control without increasing its percentage ownership. The restructuring also required the Company to convert certain subordinated debentures into equity and to make additional financing available to Iusacell. The Company expects that the restructuring will help Iusacell take advantage of growth opportunities in its existing cellular business and in emerging fixed wireless and long distance markets. Iusacell has licenses in the four central regions of Mexico, including Mexico City and at year-end had approximately 400,000 subscribers.

Italy

The Company has a 17.45% economic interest in Omnitel Pronto Italia, S.p.A. ("Omnitel"), an Italian digital cellular telecommunications company. At year-end, Omnitel had approximately 2.4 million subscribers.

Czech Republic and Slovakia

The Company has an economic interest of approximately 25% in EuroTel Praha sr. o. and EuroTel Bratislava a.s., which have been operating cellular systems in the Czech Republic and Slovakia, respectively, since 1991. At year-end, the two companies had approximately 438,000 subscribers.

Greece

The Company has a 20% economic interest in STET Hellas Telecommunications S.A. ("STET Hellas"), which holds one of two nationwide licenses for cellular services in Greece. At year-end, STET Hellas had approximately 390,000 subscribers.

Indonesia

The Company has an economic interest of approximately 23% in P.T. Excelcomindo Pratama ("Excelcomindo"), which holds a nationwide license to provide cellular service in Indonesia. At year-end, Excelcomindo had approximately 133,000 subscribers.

                             INTERNATIONAL TELECOM

New Zealand

In 1990, wholly owned subsidiaries of the Company and Ameritech Corporation ("Ameritech") each purchased approximately 49.8% of the common shares of Telecom Corporation of New Zealand Limited ("TCNZ") from the New Zealand government for an aggregate purchase price of approximately $2.4 billion. Under the terms of the acquisition and subsequent agreements with the New Zealand government, the Company and Ameritech were required to sell equity interests in TCNZ such that their combined ownership would, within four years of the acquisition, be reduced to 49.9%. Through public and private sales during 1991 and 1993, the Company reduced its ownership interest in TCNZ to 24.82%, and, together with Ameritech, completed the sell-down obligation. As a result of TCNZ's share repurchase plan, which was completed in December 1997, the Company increased its ownership interest to 24.95%, the maximum permitted level. The New Zealand government retains a single share in TCNZ, which gives the government the right to limit residential local service price increases to no more than the rate of inflation and requires a flat-rate local calling option for residential customers.

TCNZ continues to be the principal provider of telecommunications services in New Zealand, offering local service, national and international long distance service, cellular service and Internet access. TCNZ faces increasing competition in most of its markets. In February 1998, the Company issued approximately $2.5 billion in exchangeable notes. The notes have a maturity of five years and may be exchangeable into shares of TCNZ, with the exchange price established at a premium of 20% to the TCNZ share price at the time of the offering. The notes will be noncallable for a period of at least three years, and will not be exchangeable by investors for an initial period of 18 months. Upon exchange by investors, the Company will retain the option to settle in cash or by delivery of shares. Proceeds from the offering are being used for general corporate purposes, including the repayment of a portion of the Company's short-term debt.

Great Britain

The Company has an 18.5% economic interest in Cable & Wireless Communications, PLC ("CWC"), which was created in April 1997 through the merger of Mercury Communications, NYNEX CableComms, and Bell Cablemedia, following the acquisition of Videotron Holdings by Bell Cablemedia. CWC provides telecommunications and CATV services and at year-end had approximately 901,000 residential telephony lines and 753,000 CATV subscribers.

Thailand

The Company has an economic interest of 18.2% in TelecomAsia Corporation Public Company Limited ("TelecomAsia"), which operates a telecommunications network and CATV system in metropolitan Bangkok. At year-end, TelecomAsia had approximately 1,252,000 telephony lines in service and 150,000 CATV subscribers.

Philippines

The Company has a 20% economic interest in BayanTel Telecommunications Holdings Corporation ("BayanTel"), a local exchange provider. At year-end, BayanTel had approximately 237,000 customers.

FLAG

Fiberoptic Link Around the Globe Limited (FLAG) is a joint venture which owns and operates an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. The Company is the managing sponsor of FLAG and holds approximately a 38% equity interest in the venture and a 41% funding obligation. FLAG completed construction of its network and launched commercial service in the fourth quarter of 1997. At year-end, 66 international carriers had leased capacity with FLAG.

                                   EMPLOYEES

As of December 31, 1997, the Company and its subsidiaries had approximately 141,000 employees. Approximately 70% of the employees of the Company and its subsidiaries are represented by unions. Collective bargaining agreements with the unions expire in August 1998.


                        CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K regarding expected or possible future events is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company or by companies in which the Company has substantive investments or changes in available technology; (ii) the final outcome of FCC rulemakings, and judicial review of those rulemakings, with respect to the access and interconnection that the telephone subsidiaries must provide other carriers under the Act; (iii) the final outcome of FCC rulemakings with respect to access charge reform and universal service; (iv) future state regulatory actions in the Territory; (v) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets; (vi) the timing and profitability of the Company's entry into the in-region long distance market; (vii) the success and expense of the remediation efforts of the Company and its suppliers in achieving year 2000 compliance and
(viii) the outcome of collective bargaining with the unions.

Item 2.  Properties

                                    GENERAL

  The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment, 91% of which was held by the telephone subsidiaries in 1997 (89% in 1996), consisted of the following at December 31:

                                                    1997     1996
                                                    ----     ----
Central office equipment..........................    38%      36%
Cable, wiring and conduit.........................    34       34
Other equipment...................................    16       15
Land and buildings................................     9        9
Other.............................................     3        6
                                                     ---      ---
                                                     100%     100%
                                                     ===      ===

  "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Other equipment" consists of public telephone instruments and telephone equipment (including PBXs) used by the telephone subsidiaries in their operations, poles, furniture, office equipment, vehicles and other work equipment, and cellular plant. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

  The customers of the telephone subsidiaries are served by electronic switching systems that provide a wide variety of services. The telephone subsidiaries' network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1997, approximately 92% of the access lines were served by digital capability.

  Substantially all of the assets of New York Telephone Company, totaling approximately $12.6 billion at December 31, 1997, are subject to lien under New York Telephone Company's refunding mortgage bond indenture.


                              CAPITAL EXPENDITURES

  The telephone subsidiaries have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $6.6 billion in 1997, $6.4 billion in 1996 and $6.3 billion in 1995. Capital expenditures exclude additions under capital leases and the equity component of allowance for funds used during construction prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." The total investment in plant, property and equipment was approximately $77.4 billion at December 31, 1997, $75.7 billion at December 31, 1996 and $72.0 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

Item 3.  Legal Proceedings

In 1991, the Company, its Chief Executive Officer and its former Chief Financial Officer were named as defendants in several identical class action complaints. These complaints, which were consolidated in a single proceeding in the United States District Court for the Eastern District of Pennsylvania and subsequently amended, alleged that, during a class period from June 14, 1990 through January 22, 1991, the plaintiffs purchased shares of Bell Atlantic stock at inflated prices as a result of the defendants' alleged failure to disclose material information regarding certain aspects of the Company's financial performance and prospects. In April 1997, the trial court granted summary judgment in favor of all defendants on the federal securities law claims and dismissed the pendent state law claims without prejudice. In January 1998, the United States Court of Appeals for the Third Circuit affirmed the decision of the lower court.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable


                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is certain information with respect to the Company's executive officers.

                                                                                             Held
        Name                Age             Office                                           Since
--------------------------- ---  ----------------------------------------------------------  -----
Raymond W. Smith             60  Chairman of the Board and Chief Executive Officer            1989

Ivan G. Seidenberg           51  Vice Chairman, President and Chief Operating Officer         1997

Lawrence T. Babbio, Jr.      53  President and Chief Executive Officer - Network Group        1997
                                 Chairman - Global Wireless Group

James G. Cullen              55  President and Chief Executive Officer - Telecom Group        1997
Jacquelyn B. Gates           46  Vice President - Ethics, Compliance, Diversity and
                                 Organization Development                                     1997
Alexander H. Good            48  Executive Vice President - Strategy
                                 and Corporate Development                                    1998
Melvin Meskin                53  Vice President - Comptroller                                 1997
Patrick F.X. Mulhearn        46  Vice President - Corporate Communications                    1997
Donald J. Sacco              56  Executive Vice President - Human Resources                   1997
Frederic V. Salerno          54  Senior Executive Vice President and Chief Financial          1997
                                 Officer/Strategy and Business Development
Doreen A. Toben              48  Vice President and Chief Financial Officer - Telecom Group   1997
Chester N. Watson            47  Vice President  - Internal Auditing                          1997
Morrison DeS. Webb           50  Executive Vice President - External Affairs and              1997
                                 Corporate Communications
Ellen C. Wolf                44  Vice President - Treasurer                                   1997
James R. Young               46  Executive Vice President - General Counsel                   1997

  Prior to serving as an executive officer of the Company, each of the above officers, with the exception of Mr. Good, have held high level managerial positions with the Company or one of its subsidiaries for at least five years. From 1990 until joining the Company in 1994, Mr. Good served as Senior Vice President of Mobile Telecommunications Technology Corporation (MTEL) and President of MTEL International.

  Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The principal market for trading in the common stock of the Company is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1997, there were 1,233,500 shareowners of record.

   High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:



                                                     Market Price         Cash
                                                  ------------------    Dividend
                                                    High      Low       Declared
                                                  --------  --------    --------
1997:    First Quarter........................    $71 3/8    $59 1/4     $.74
         Second Quarter.......................     78 1/4     56 3/4      .74
         Third Quarter........................     81 11/16   68          .77
         Fourth Quarter.......................     91 3/4     74 3/4      .77

1996:    First Quarter........................    $74 7/8    $61 1/8     $.72*
         Second Quarter.......................     67 3/4         59      .72
         Third Quarter........................     64         55 1/8      .72
         Fourth Quarter.......................     68         58 1/2      .72


        *Includes a payment of $.005 per common share for redemption of rights under the Company's Shareholder Rights Plan.

Item 6.  Selected Financial Data

   The Selected Financial Data on page 8 of the Company's 1997 Annual Report to shareowners is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 9 through 22 of the Company's 1997 Annual Report to shareowners is incorporated herein by reference.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when costs related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will have on its future results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information relating to market risk is included in Management's Discussion and Analysis of Results of Operations and Financial Condition under the caption "Market Risk" on pages 18 and 19 of the Company's 1997 Annual Report to shareowners and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The Report of Independent Accountants, Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Shareowners' Investment, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 23 through 49 of the Company's 1997 Annual Report to shareowners are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.


                                   PART III


Item 10. Directors and Executive Officers of Registrant

   For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 3 through 8 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareowners, which is incorporated herein by reference. For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareowners, which is incorporated herein by reference.


Item 11. Executive Compensation

   For information with respect to executive compensation, see "Executive Compensation" on pages 14 through 19, "Stock Performance Graph" on page 20, "Bell Atlantic Pension Plans" on pages 22 and 23, and "Employment Agreements" on pages 23 and 24 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareowners, which are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

   For information with respect to the security ownership of the Directors and Executive Officers of the Company, see "Security Ownership of Directors and Officers" on page 21 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareowners, which is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

   For information with respect to certain relationships and related transactions, see "Corporate Governance - Other Matters" on page 3 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareowners, which is incorporated herein by reference.

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

         (1) Financial Statements

             See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

         (2) Financial Statement Schedules

             See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

         (3) Exhibits

         Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC) in File No. 1-8606 except as otherwise noted, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
------

3(i) Restated Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"). (Exhibit 3(i) to Form 8-K, date of report August 14, 1997.)

3(ii) By-Laws of Bell Atlantic. (Exhibit 3(i) to Form 8-K, date of report August 14, 1997.)

4 No instrument which defines the rights of holders of long-term debt, of Bell Atlantic and all of its consolidated subsidiaries, is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 22 1996. (Exhibit 10a to Form 10-K for the year ended December 31, 1996.)*

         10a(i) Description of Amendment, effective August 14, 1997. (Exhibit 10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10b Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986.)*

         10b(i) Resolutions amending the Plan, effective as of January 1, 1989. (Exhibit 10d to Form SE dated March 29, 1989.)*

         10b(ii) Description of Amendments, effective January 1, 1998, to Bell Atlantic Senior Management Long Term Disability Plan (formerly known, as the Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan).*

10c Bell Atlantic Personal Financial Services Program, as amended and restated as of July 1, 1995. (Exhibit 10c to Form 10-K for the year ended December 31, 1995.)*

         10c(i) Termination of Bell Atlantic Personal Financial Services Program, effective January 1, 1998*

10d Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of February 1, 1995. (Exhibit 10d to Form 10-K for the year ended December 31, 1994.)*

10e Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842).*

10f Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842.)*

10g Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10g to Form 10-K for the year ended December 31, 1996.)*

10h Bell Atlantic Senior Management Retirement Income Plan, as amended and restated effective as of January 1, 1996. (Exhibit 10h to Form 10-K for the year ended December 31, 1996.)*

         10h(i) Termination of Bell Atlantic Senior Management Retirement Income Plan, effective December 31, 1997, with respect to active participants.*

10i Bell Atlantic Deferred Compensation Plan, as amended and restated as of January 1, 1997. (Exhibit 10i to Form 10-K for the year ended December 31, 1996.)*

         10i(i) Description of Amendments to Bell Atlantic Deferred Compensation Plan (renamed the Bell Atlantic Senior Management Income Deferral Plan), effective January 1, 1998.*

10j Bell Atlantic 1985 Incentive Stock Option Plan, as amended and restated as of July 1, 1996. (Exhibit 10j to Form 10-K for the year ended December 31, 1996.)*

         10j(i) Description of Amendment and Administrative Change to Bell Atlantic 1985 Incentive Stock Option Plan, effective August 14, 1997. (Exhibit 10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10k Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995.)*

10l Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10l to Form 10-K for the year ended December 31, 1995.)*

10m Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990.)*

         10m(i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993.)*

10n Employment Agreement, dated July 10, 1996, between Bell Atlantic and Lawrence T. Babbio, Jr. (Exhibit 10o to Form 10-K for the year ended December 31, 1996.)*

10o Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993.)*

10p Form of stock option grant to Lawrence T. Babbio, Jr. and William O. Albertini, dated February 18, 1997, containing terms and conditions of certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10q to Form 10-K for the year ended December 31, 1996.)*

10q Employment Agreement, dated June 30, 1996, between Bell Atlantic and James G. Cullen. (Exhibit 10s to Form 10-K for the year ended December 31, 1996.)*

10r Employment Agreements, dated June 24, 1996, with William O. Albertini, Bruce S. Gordon, Stuart C. Johnson and James R. Young. (Exhibit 10(e) to Registration Statement on Form S-4 No. 333-11573.)*

10s Forms of Stay Incentive Agreement and Separation and Non-Compete Agreement with P. Alan Bulliner, Patrick C.G. Coulter, Alexander H. Good, Thomas R. McKeough, Kevin P. Pennington, Doreen A. Toben and Ellen C. Wolf. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10t Bell Atlantic Salary Program for Senior Managers, effective August 14, 1997. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1997.)*

10u Description of Changes in Compensation for Outside Directors of Bell Atlantic, effective August 14, 1997 (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1997.)*

10v Employment Agreement, dated August 14, 1997, by and between Bell Atlantic and Raymond W. Smith (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1997.)*

10w Employment Agreement, dated August 14, 1997, by and between Bell Atlantic and Ivan G. Seidenberg (Exhibit 10bb to Form 10-Q for the quarter ended September 30, 1997.)*

10x NYNEX Senior Management Transfer Program. (Exhibit No. 10-ee to NYNEX's Registration Statement No. 2-87850, File No. 1-8608.)*

10y NYNEX Deferred Compensation Plan for Non-Employee Directors. (Exhibit No. 10-gg to NYNEX's Registration Statement No. 2-87850, File No. 1-8608.)*

       10y(i) Amendment to NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors (Exhibit No. 10 iii 5a to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

10z Description of NYNEX Insurance Plan for Directors. (Exhibit No. 10-hh to NYNEX's Registration Statement No. 2-87850, File No. 1-8608.)*

10aa Description of NYNEX Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit No. 10-ii to NYNEX's Registration Statement No. 2-87850, File No. 1-8608.)*

10bb NYNEX Senior Management Incentive Award Deferral Plan. (Exhibit No. 10 iii 8 to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

       10bb(i) Termination of NYNEX Senior Management Incentive Award Deferral Plan, effective December 31, 1997, with respect to active participants.*
                                      ,
10cc Description of NYNEX Mid-Career Hire Program. (Exhibit No. 10-ll to NYNEX's Registration Statement No. 2-87850, File No. 1-8608.)*

10dd NYNEX Mid-Career Pension Program. (Exhibit No. 10-mm to NYNEX's Registration Statement No. 2-87850, File No. 1-8608.)*

       10dd(i) Termination of NYNEX Mid-Career Pension Program, effective December 31, 1997, with respect to active participants.*

10ee NYNEX 1984 Stock Option Plan, as amended and restated. (Post-Effective Amendment No. 1 to NYNEX's Registration No. 2-97813, dated September 21, 1987, File No. 1-8608.)*

10ff   Description of NYNEX Non-Employee Director Pension Plan. (Exhibit No.
       (28) (i) 1 to Amendment No. 1 to NYNEX's 1987 Annual Report on Form 10-K, File No. 1-8608.)*

       10ff(i) NYNEX Corporation Non-Employee Director Pension Plan. (Exhibit No. 99 to NYNEX's Proxy Statement dated March 18, 1996, File No. 1-8608.)*

10gg NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28) (i) 1 to NYNEX's filing on Form SE dated March 23, 1988, File No. 1-8608.)*

10hh NYNEX 1990 Stock Option Plan. (Exhibit No. 2 to the Registrant's Proxy Statement dated March 26, 1990, File No. 1-8608.)*

10ii NYNEX Stock Plan for Non-Employee Directors. (Exhibit No. 10 iii (A) 22 to the Registrant's 1990 Annual Report on Form 10-K, File No. 1-8608.)*

10jj NYNEX Supplemental Life Insurance Plan. (Exhibit No. 10 iii 21 to NYNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608.)*

10kk NYNEX 1995 Long Term Incentive Program. (Exhibit No. 1 to NYNEX's Proxy Statement dated March 21, 1994, File No. 1-8608.)*

10ll NYNEX 1995 Stock Option Plan. (Exhibit No. 2 to NYNEX's Proxy Statement dated March 21, 1994, File No. 1-8608.)*

10mm NYNEX 1990 Stock Option Plan as amended. (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10nn NYNEX 1995 Stock Option Plan as amended. (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10oo NYNEX 1995 Long Term Incentive Program as amended. (Exhibit No. 3 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10pp NYNEX Corporation Non-Employee Director Retainer Stock Plan. (Exhibit No. 99 to NYNEX's Proxy Statement dated March 18, 1996, File No. 1-8608.)*

10qq NYNEX Executive Retention Agreement. (Exhibit No. 10 iii 35 to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

10rr Description of Bell Atlantic Senior Management Death Benefit Plan, effective April 1, 1998.*

10ss Description of Bell Atlantic Senior Management Flexible Spending Perquisite Account, effective January 1, 1998.*

12 Computation of Ratio of Earnings to Fixed Charges. (Exhibit 12 to Form 8-K, date of report March 13, 1998.)

13 Portions of Bell Atlantic's Annual Report to shareowners for the year ended December 31, 1997. (Exhibit 99 to Form 8-K, date of report March 13, 1998.)

21     List of subsidiaries of Bell Atlantic.

23     Consent of Independent Accountants.

24     Powers of Attorney.

-----------
*Indicates management contract or compensatory plan or arrangement.

 (b)   Current Reports on Form 8-K filed during the quarter ended December 31,
       1997:

       A Current Report on Form 8-K, dated October 22, 1997, was filed regarding Bell Atlantic's third quarter 1997 financial results.

       A Current Report on Form 8-K, dated December 12, 1997, was filed regarding certain statements made at a Bell Atlantic Global Analyst Conference on December 12, 1997.

       A Current Report on Form 8-K, dated December 22, 1997, was filed regarding Bell Atlantic's plans to issue exchangeable notes for general corporate purposes.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BELL ATLANTIC CORPORATION

                                          By    /s/ Mel Meskin
                                            ------------------------------------
                                                    Mel Meskin
                                                    Vice President - Comptroller
March 25, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                                    +++++
Principal Executive Officer:          Chairman of the                   +
  Raymond W. Smith                    Board and Chief                   +
                                      Executive Officer                 +
                                                                        +
Principal Financial Officer:          Senior Executive Vice             +
  Frederic V. Salerno                 President and Chief               +
                                      Financial Officer/Strategy and    +
                                      Business Development              +
                                                                        +
Principal Accounting Officer:         Vice President - Comptroller      +
  Mel Meskin                                                            +
                                                                        +
Directors:                                                              +
                                                                        +
  Lawrence T. Babbio, Jr.                                               +
  Richard L. Carrion                                                    +++++  By /s/ Mel Meskin
  James G. Cullen                                                       +         ------------------------
  Lodewijk J.R. de Vink                                                 +             Mel Meskin
  James H. Gilliam, Jr.                                                 +             (individually and as
  Stanley P. Goldstein                                                  +               attorney-in-fact)
  Helene L. Kaplan                                                      +                March 25, 1998
  Thomas H. Kean                                                        +
  Elizabeth T. Kennan                                                   +
  John F. Maypole                                                       +
  Joseph Neubauer                                                       +
  Thomas H. O'Brien                                                     +
  Eckhard Pfeiffer                                                      +
  Hugh B. Price                                                         +
  Rozanne L. Ridgway                                                    +
  Frederic V. Salerno                                                   +
  Ivan G. Seidenberg                                                    +
  Walter V. Shipley                                                     +
  Raymond W. Smith                                                      +
  John R. Stafford                                                      +
  Morrison DeS. Webb                                                    +
  Shirley Young                                                     +++++

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                  Page Number
                                                                          ---------------------------
                                                                                            Annual
                                                                             Form          Report to
                                                                             10-K         Shareowners
                                                                          ----------      -----------
Report of Independent Accountants....................................        F-2               23

Consolidated Statements of Income
 For the years ended December 31, 1997, 1996 and 1995................        --                24

Consolidated Balance Sheets
 December 31, 1997 and 1996..........................................        --                25

Consolidated Statements of Changes in Shareowners' Investment
 For the years ended December 31, 1997, 1996 and 1995................        --                26

Consolidated Statements of Cash Flows
 For the years ended December 31, 1997, 1996 and 1995................        --                27

Notes to Consolidated Financial Statements...........................        --               28-49

Schedule II--Valuation and Qualifying Accounts
 For the years ended December 31, 1997, 1996 and 1995................        F-3               --


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Bell Atlantic Corporation

Our report on the consolidated financial statements of Bell Atlantic Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 23 of the 1997 Annual Report to shareowners of Bell Atlantic Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.


1301 Avenue of the Americas
New York, New York
February 9, 1998

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)


                                                       Additions
                                               -------------------------
                                                              Charged to
                                 Balance at    Charged        Other                       Balance
                                 Beginning     To             Accounts     Deductions     at End
Description                      of period     Expenses       --Note(a)    --Note(b)      of period
-----------------------------    ----------    --------       ----------   -------------  ---------
Allowance for Uncollectible
  Accounts Receivable:
    Year 1997................    $   566.7      $530.5          $ 557.3      $1,042.6       $611.9

    Year 1996................    $   475.0      $493.7          $ 554.6      $  956.6       $566.7

    Year 1995................    $   426.4      $423.5          $ 413.0      $  787.9       $475.0

Valuation Allowance for
  Deferred Tax Assets:
    Year 1997................    $    44.8      $ 64.7          $    .5      $   30.6       $ 79.4

    Year 1996................    $    39.3      $ 14.2          $   1.3      $   10.0       $ 44.8

    Year 1995................    $    64.6      $  9.1          $   1.3      $   35.7       $ 39.3

Restructuring Reserves:
    Year 1997................    $   330.1      $   --          $    --      $  180.5       $149.6

    Year 1996................    $   700.6      $   --          $    --      $  370.5       $330.1

    Year 1995................    $ 1,186.8      $   --          $    --      $  486.2       $700.6

Allowance for Uncollectible
  Finance Lease Receivable:
    Year 1997................    $    23.8      $ 12.9          $    --      $   11.8       $ 24.9

    Year 1996................    $    24.3      $   --          $    --      $     .5       $ 23.8

    Year 1995................    $    22.2      $  2.3          $    --      $     .2       $ 24.3

------------
(a) Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.
(b) Amounts written off as uncollectible or transferred to other accounts or utilized (except for the valuation allowance for deferred tax assets). In 1995 and 1994, amounts include ending balances for businesses sold during the year.