Form 10-Q
period 1998-03-31
BELL ATLANTIC CORP
filed 1998-05-11
CIK 732712

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


          (Mark one)
          [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

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

At March 31, 1998, 776,190,632 shares of the registrant's Common Stock were outstanding, after deducting 11,932,530 shares held in treasury.

================================================================================

------------------------------------
Table of Contents
------------------------------------

Item No.                                                                   Page

Part I. Financial Information
--------------------------------------------------------------------------------

1. Financial Statements

    Condensed Consolidated Statements of Income
     For the three months ended March 31, 1998 and 1997................       1

    Condensed Consolidated Balance Sheets
     March 31, 1998 and December 31, 1997..............................     2-3

    Condensed Consolidated Statements of Changes in Shareowners' Investment
     For the three months ended March 31, 1998.........................       4

    Condensed Consolidated Statements of Cash Flows
     For the three months ended March 31, 1998, and 1997...............       5

    Notes to Condensed Consolidated Financial Statements...............     6-9

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................   10-20

3. Quantitative and Qualitative Disclosures About Market Risk..........      20

Part II. Other Information
--------------------------------------------------------------------------------

1. Legal Proceedings...................................................      21

6. Exhibits and Reports on Form 8-K....................................      21

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------

OPERATING REVENUES......................................  $7,651.1    $7,416.5
                                                          --------    --------

OPERATING EXPENSES
Employee costs, including benefits and taxes............   2,304.4     2,470.1
Depreciation and amortization...........................   1,410.5     1,371.3
Taxes other than income.................................     371.9       395.0
Other...................................................   1,852.3     1,721.6
                                                          --------    --------
                                                           5,939.1     5,958.0
                                                          --------    --------
OPERATING INCOME........................................   1,712.0     1,458.5
Income (Loss) from Unconsolidated Businesses............      22.8       (34.7)
Other Income and (Expense), Net.........................      13.8         9.6
Interest Expense........................................     310.0       329.5
                                                          --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM.....................................   1,438.6     1,103.9
Provision for Income Taxes..............................     529.0       405.7
                                                          --------    --------

INCOME BEFORE EXTRAORDINARY ITEM........................     909.6       698.2

EXTRAORDINARY ITEM
 Extinguishment of debt, net of tax.....................     (16.2)        ---
                                                          --------    --------
NET INCOME..............................................     893.4       698.2
Redemption of investee preferred stock..................      (2.5)        ---
                                                          --------    --------
Net income available to common shareowners..............  $  890.9    $  698.2
                                                          ========    ========

BASIC EARNINGS PER COMMON SHARE*
Income before extraordinary item........................  $   1.17    $    .90
Extraordinary item......................................      (.02)        ---
                                                          --------    --------
Net Income..............................................  $   1.15    $    .90
                                                          ========    ========
Weighted-average shares outstanding (in millions).......     776.5       775.8
                                                          ========    ========

DILUTED EARNINGS PER COMMON SHARE*
Income before extraordinary item........................  $   1.15    $    .89
Extraordinary item......................................      (.02)        ---
                                                          --------    --------
Net Income..............................................  $   1.13    $    .89
                                                          ========    ========
Weighted-average shares - diluted (in millions).........     789.3       782.6
                                                          ========    ========

See Notes to Condensed Consolidated Financial Statements.

* For the purposes of computing earnings per share amounts, income before extraordinary item and net income have been reduced by the amount of the premium paid on the redemption of preferred stock by an equity investee.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)

------------------------------------
Assets
------------------------------------
                                                         March 31,  December 31,
                                                           1998         1997
                                                         ---------  ------------
CURRENT ASSETS
Cash and cash equivalents..............................  $   403.9  $      322.8
Short-term investments.................................      746.1         720.6
Accounts receivable, net of allowances of $617.4 and
  $611.9...............................................    6,277.6       6,340.8
Inventories............................................      544.5         550.3
Prepaid expenses.......................................      773.2         634.0
Other..................................................      500.7         432.3
                                                         ---------  ------------
                                                           9,246.0       9,000.8
                                                         ---------  ------------
PLANT, PROPERTY AND EQUIPMENT..........................   78,654.7      77,437.2
Less accumulated depreciation..........................   43,308.2      42,397.8
                                                         ---------  ------------
                                                          35,346.5      35,039.4
                                                         ---------  ------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES...............    5,106.7       5,144.2
OTHER ASSETS...........................................    4,615.1       4,779.7
                                                         ---------  ------------
TOTAL ASSETS...........................................  $54,314.3  $   53,964.1
                                                         =========  ============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

-----------------------------------------------
Liabilities and Shareowners' Investment
-----------------------------------------------

                                                     March 31,    December 31,
                                                        1998          1997
                                                     ----------   ------------
CURRENT LIABILITIES
Debt maturing within one year......................  $  4,551.8   $    6,342.8
Accounts payable and accrued liabilities...........     5,628.0        5,966.4
Other..............................................     1,300.3        1,355.0
                                                     ----------   ------------
                                                       11,480.1       13,664.2
                                                     ----------   ------------

LONG-TERM DEBT.....................................    15,678.9       13,265.2
                                                     ----------   ------------

EMPLOYEE BENEFIT OBLIGATIONS.......................    10,042.7       10,004.4
                                                     ----------   ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................     2,145.3        2,106.2
Unamortized investment tax credits.................       243.5          250.7
Other..............................................       767.0          772.6
                                                     ----------   ------------
                                                        3,155.8        3,129.5
                                                     ----------   ------------

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
  REDEMPTION REQUIREMENTS..........................       918.6          911.2
                                                     ----------   ------------

PREFERRED STOCK OF SUBSIDIARY......................       200.5          200.5
                                                     ----------   ------------
SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none
 issued)...........................................         ---            ---
Common stock ($.10 par value; 788,123,162 shares
 and 788,026,395 shares issued)....................        78.8           78.8
Contributed capital................................    13,349.6       13,255.6
Reinvested earnings................................     1,325.5        1,261.6
Accumulated other comprehensive loss...............      (648.7)        (553.3)
                                                     ----------   ------------
                                                       14,105.2       14,042.7
Less common stock in treasury, at cost.............       637.5          590.5
Less deferred compensation - employee stock
  ownership plans..................................       630.0          663.1
                                                     ----------   ------------
                                                       12,837.7       12,789.1
                                                     ----------   ------------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT......  $ 54,314.3   $   53,964.1
                                                     ==========   ============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statement of Changes in Shareowners' Investment
                                  (Unaudited)
                 (Dollars in Millions and Shares in Thousands)

                                                         Three Months Ended
                                                           March 31, 1998
                                                         ------------------

COMMON STOCK                                             Shares    Amount
                                                         ------   ---------
Balance at beginning of period........................  788,026   $    78.8
Shares issued:
   Employee plans.....................................       97         ---
   Shareowner plans...................................      ---         ---
                                                        -------   ---------
Balance at end of period..............................  788,123        78.8
                                                        -------   ---------

CONTRIBUTED CAPITAL
Balance at beginning of period........................             13,255.6
Shares issued:
   Employee plans.....................................                 90.6
Other.................................................                  3.4
                                                                  ---------
Balance at end of period..............................             13,349.6
                                                                  ---------

REINVESTED EARNINGS
Balance at beginning of period........................              1,261.6
Net income............................................                893.4
Dividends declared....................................               (598.2)
Shares issued:
   Employee plans.....................................               (231.8)
Tax benefit of dividends paid to ESOPs................                  3.0
Redemption of investee preferred stock................                 (2.5)
                                                                  ---------
Balance at end of period..............................              1,325.5
                                                                  ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period........................               (553.3)
Foreign currency translation adjustments, net of tax..               (102.1)
Unrealized gains on securities, net of tax............                  6.7
                                                                  ---------
Balance at end of period..............................               (648.7)
                                                                  ---------

TREASURY STOCK
Balance at beginning of period........................   11,476       590.5
Shares purchased......................................    6,365       605.0
Shares distributed:
   Employee plans.....................................   (5,895)     (556.8)
   Shareowner plans...................................      (13)       (1.2)
                                                        -------   ---------
Balance at end of period..............................   11,933       637.5
                                                        -------   ---------

DEFERRED COMPENSATION - ESOPs
Balance at beginning of period........................                663.1
Amortization..........................................                (33.1)
                                                                  ---------
Balance at end of period..............................                630.0
                                                                  ---------

Total Shareowners' Investment.........................            $12,837.7
                                                                  =========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      1998           1997
                                                   ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................    $   893.4      $   698.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization................      1,410.5        1,371.3
  Extraordinary item, net of tax...............         16.2            ---
  (Income) loss from unconsolidated businesses.        (22.8)          34.7
  Dividends received from unconsolidated
   businesses..................................         53.8           49.2
  Amortization of unearned lease income........        (29.5)         (25.8)
  Deferred income taxes, net...................         55.7          (15.3)
  Investment tax credits.......................         (7.2)         (10.6)
  Other items, net.............................         60.2          126.5
  Changes in certain assets and liabilities,
   net of effects from acquisition/disposition
   of businesses...............................       (227.5)        (264.7)
                                                   ---------      ---------
Net cash provided by operating activities......      2,202.8        1,963.5
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...........        (17.3)         (37.6)
Additions to plant, property and equipment.....     (1,659.3)      (1,448.2)
Proceeds from sale of plant, property and
 equipment.....................................           .2             .5
Investment in leased assets....................         (1.5)          (9.4)
Proceeds from leasing activities...............         49.8           32.1
Investment in notes receivable.................          ---           (9.6)
Proceeds from notes receivable.................          2.2            4.0
Proceeds from Telecom Corporation of New
 Zealand Limited share repurchase plan.........          ---           21.9
Investments in unconsolidated businesses, net..       (128.3)        (165.4)
Proceeds from disposition of businesses........          3.8            ---
Other, net.....................................         35.2          (82.2)
                                                   ---------      ---------
Net cash used in investing activities..........     (1,715.2)      (1,693.9)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.......................      2,642.4           69.9
Principal repayments of borrowings and capital
 lease obligations.............................        (36.1)         (85.5)
Early extinguishment of debt...................       (200.0)           ---
Net change in short-term borrowings with
 original maturities of three months or less...     (1,850.7)         718.6
Dividends paid.................................       (593.8)        (574.9)
Proceeds from sale of common stock.............        324.6          126.9
Purchase of common stock for treasury..........       (605.0)        (166.1)
Minority interest..............................          ---          (18.9)
Net change in outstanding checks drawn on
 controlled disbursement accounts..............        (87.9)        (331.3)
                                                   ---------      ---------
Net cash used in financing activities..........       (406.5)        (261.3)
                                                   ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS..........         81.1            8.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.        322.8          249.4
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......    $   403.9      $   257.7
                                                   =========      =========

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1997 Annual Report to Shareowners.

  In this report, Bell Atlantic Corporation and its consolidated subsidiaries are referred to as "we" or "Bell Atlantic." Reference to Bell Atlantic is also made in connection with information about Bell Atlantic prior to the merger with NYNEX Corporation. NYNEX Corporation is referred to as "NYNEX."

  We have reclassified certain amounts from prior year's data to conform with the 1998 presentation.


2.   Comprehensive Income
--------------------------------------------------------------------------------

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments. The adoption of SFAS No. 130 did not affect our statement of income, but did affect the presentation of our statement of changes in shareowners' investment and balance sheet.

  The components of total comprehensive income for interim periods are presented in the following table:

(Dollars in Millions)                        Three Months Ended March 31,
---------------------                   --------------------------------------
                                         1998                           1997
                                        -------                        -------
Net income                              $ 893.4                        $ 698.2
                                        -------                        -------
Other comprehensive income (loss):
 Foreign currency translation
  adjustments, net of tax                (102.1)                        (100.4)
 Unrealized gains (losses) on
  securities, net of tax                    6.7                           (1.0)
                                        -------                        -------
                                          (95.4)                        (101.4)
                                        -------                        -------
Total comprehensive income              $ 798.0                        $ 596.8
                                        =======                        =======

3.  Earnings Per Share
--------------------------------------------------------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share.


(Dollars and Shares in Millions,
Except Per Share Amounts)                        Three Months Ended March 31,
--------------------------------                -----------------------------
                                                 1998                   1997
                                                -------                ------
Net Income Available to Common Shareowners:
 Income before extraordinary item               $909.6                 $698.2
 Extraordinary item                              (16.2)                   ---
                                                ------                 ------
 Net income                                      893.4                  698.2
 Redemption of investee preferred stock           (2.5)                   ---
                                                ------                 ------
 Net income available to common
  shareowners*                                  $890.9                 $698.2
                                                ======                 ======

Basic Earnings Per Common Share:
 Weighted-average shares outstanding             776.5                  775.8
                                                ------                 ------
 Earnings per share - basic                     $ 1.15                 $  .90
                                                ======                 ======

Diluted Earnings Per Common Share:
 Weighted-average shares outstanding             776.5                  775.8
 Effect of dilutive securities                    12.8                    6.8
                                                ------                 ------
 Weighted-average shares - diluted               789.3                  782.6
                                                ------                 ------
 Earnings per share - diluted                   $ 1.13                 $  .89
                                                ======                 ======

* Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

  Stock options to purchase .4 million shares and 15.0 million shares of common stock were outstanding at March 31, 1998 and 1997, which were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.


4.  Debt
--------------------------------------------------------------------------------

On February 10, 1998, our wholly owned subsidiary, Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% exchangeable notes (TCNZ Exchangeable Notes) due on April 1, 2003. The notes are exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) stock at the option of the holder beginning on September 1, 1999. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the notes are callable at our option at 102.3% of the principal amount, and thereafter and prior to maturity at 101.15%. The proceeds of the offering were used for the repayment of a portion of our short-term debt.

  The TCNZ Exchangeable Notes have the benefit of a Support Agreement, dated February 1, 1998, between Bell Atlantic and FSI in which Bell Atlantic guarantees for payment of interest, premium (if any), principal and the cash value of exchange property related to these notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI, dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $498.6 million at March 31, 1998) should FSI fail to pay. The holders of FSI's debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ, however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $14.0 billion at March 31, 1998.

   In the first quarter of 1998, we recorded extraordinary charges associated with early extinguishments of long-term debt. In January 1998, New York Telephone Company, an operating telephone subsidiary, issued $250.0 million of 6.125% debentures due on January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem at a premium $200.0 million of 7.75% refunding mortgage bonds due in 2006. In addition, Fiberoptic Link Around the Globe, Ltd., an affiliate accounted for under the equity method, redeemed $615.0 million of debt at a premium in February 1998. Together, these redemptions resulted in extraordinary charges that reduced net income by $16.2 million (net of an income tax benefit of $8.8 million).

  On April 7, 1998, New York Telephone Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of these issuances will be used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009. In connection with these redemptions, we recorded extraordinary charges of $6.0 million in the second quarter of 1998.


5.  Commitments and Contingencies
--------------------------------------------------------------------------------

In connection with certain incentive plan commitments with state regulatory commissions, we have deferred revenues which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable.

  We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on results of operations.


6.  Recent Accounting Pronouncements
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). We are required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. We are currently evaluating the provisions of SOP 98-1 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial position.

  The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. We are required to provide the new disclosures for the first time in our 1998 Annual Report. The adoption of SFAS No. 132 will have no impact on our consolidated results of operations, financial position or cash flows.

7.  Subsequent Event - Common Stock Split
--------------------------------------------------------------------------------

On May 1, 1998, the Board of Directors declared a two-for-one split of Bell Atlantic common stock, effected in the form of a 100% stock dividend to shareholders of record on June 1, 1998 and payable on June 29, 1998. Shareholders of record will receive an additional share of common stock for each share of common stock held at the record date. We will retain the current par value of $.10 per share for all shares of common stock. The financial information (including share and per share data) contained in this report has not been adjusted to give retroactive recognition of this common stock split.

  When the two-for-one stock split occurs, basic earnings per share will be adjusted to $.57 per share and $.45 per share for the three months ended March 31, 1998 and 1997, and diluted earnings per share will be adjusted to $.56 per share and $.45 per share for the three months ended March 31, 1998 and 1997.
The two-for-one split will increase basic weighted-average shares outstanding to 1,553.0 million shares and 1,551.5 million shares for the three months ended March 31, 1998 and 1997, and will increase diluted weighted-average shares outstanding to 1,578.6 million shares and 1,565.2 million shares for the three months ended March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
(Tables shown in Dollars in Millions, Except Per Share Amounts)

------------------------------------
RESULTS OF OPERATIONS
------------------------------------


Our financial results for the first quarter of 1998 as compared to the first quarter of 1997 are summarized as follows:


Three months ended March 31                       1998       1997     % Change
--------------------------------------------------------------------------------
Operating revenues                              $7,651.1   $7,416.5        3.2%
Operating expenses                               5,939.1    5,958.0        (.3)
                                                -------------------
Operating income                                 1,712.0    1,458.5       17.4
Income (loss) from unconsolidated businesses        22.8      (34.7)       ---
Other income and (expense), net                     13.8        9.6       43.8
Interest expense                                   310.0      329.5       (5.9)
Provision for income taxes                         529.0      405.7       30.4
                                                -------------------
Income before extraordinary item                   909.6      698.2       30.3
Extraordinary item                                 (16.2)       ---        ---
                                                -------------------
Net income                                         893.4      698.2       28.0
Redemption of investee preferred stock              (2.5)       ---        ---
                                                -------------------
Net income available to common shareowners      $  890.9   $  698.2       27.6
                                                ===================

Basic earnings per share                           $1.15       $.90       27.8%
Diluted earnings per share                          1.13        .89       27.0
--------------------------------------------------------------------------------

In the first quarter of 1998, our reported results included retirement incentive charges of $240.3 million ($146.8 million after-tax or $.18 diluted earnings per share), compared to $386.8 million ($243.6 million or $.31 diluted earnings per share) in the first quarter of 1997. For additional information about our retirement incentive program, see "Retirement Incentives" on page 14.

  We also incurred merger-related transition and integration costs of $8.4 million ($5.2 million after-tax or $.01 diluted earnings per share) in the first quarter of 1998. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX following the completion of the merger in August 1997, and we expect over the three years following the closing of the merger that such costs will aggregate between $400 million to $500 million (pre-tax).

  These and other items affecting the comparison of our results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. You should read this Management's Discussion and Analysis in conjunction with our 1997 Annual Report.


------------------------------------
Operating Revenues
------------------------------------

In the first quarter of 1998, we reported total operating revenues of $7,651.1 million, an increase of 3.2% from $7,416.5 million from the corresponding period in 1997. We reported our operating revenues in the following categories.

Three months ended March 31              1998      1997
--------------------------------------------------------------------------------
Local services                        $3,331.6  $3,110.3
Network access services                1,906.5   1,858.8
Long distance services                   501.9     570.0
Ancillary services                       469.7     455.7
Directory and information services       557.7     530.9
Wireless services                        856.4     774.1
Other services                            27.3     116.7
                                     --------------------
Total Operating Revenues              $7,651.1  $7,416.5
                                     ====================

Local Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $221.3                                   7.1%
--------------------------------------------------------------------------------

Local services revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

  Higher usage of our network facilities was the primary reason for the increase in local services revenues in the first quarter of 1998. This growth was generated by an increase in access lines in service of 4.3% from March 31, 1997. We had 40,424,000 access lines in service at March 31, 1998, compared to 38,766,000 access lines in service at March 31, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Access line numbers have been restated to include Primary Rate ISDN (Integrated Services Digital Network) channels. Higher revenues from private line and switched data services also contributed to the revenue growth in the first three months of 1998.

  We also recognized higher revenues from our public telephone, directory assistance and value-added services. Our value-added and directory assistance services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of our pay phones were the principal reason for the improvement in public telephone services revenues.

  In addition, local services revenue growth was attributable, in part, to a prior year refund to customers resulting from the settlement of a state regulatory matter. The growth effect on revenues was offset entirely by a corresponding increase in Other Operating Expenses due to the prior year reversal of an accrual.

Network Access Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter               $47.7                                   2.6%
--------------------------------------------------------------------------------

Network access services revenues are earned from carriers for their use of our local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to our network.

  Our network access services revenues grew in the first three months of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 8.5% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of our network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

  Volume-related growth was partially offset by net price reductions mandated by federal and state price cap and incentive plans. Price decreases of approximately $430 million annually were implemented under the Federal Communications Commission's (FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $49.5 million was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in our 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, our operating telephone subsidiaries increased their annual rates to recover the contributions that they owe to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, our operating telephone subsidiaries increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.

  In April 1998, the New York State Public Service Commission ordered New York Telephone Company, an operating telephone subsidiary, to reduce access charges on intrastate toll calls by approximately $85 million annually, beginning in the third quarter of 1998. This reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues from the federal universal service fund.

Long Distance Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
  First Quarter              $(68.1)                               (11.9)%
--------------------------------------------------------------------------------

Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services outside of our region.

  The reduction in long distance services revenues in the first quarter of 1998 was caused principally by increased competition for intraLATA toll services as a result of the introduction of presubscription during 1997 in many states throughout the region, including New Jersey in May 1997, Pennsylvania in July 1997, West Virginia in August 1997 and Delaware in September 1997. In those states where presubscription has been implemented, customers may now use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of our network from these alternative providers.

  Price reductions on certain toll services as part of our response to competition also contributed to the decline in long distance services revenues. These revenue reductions were partially offset by higher calling volumes generated by an increase in access lines in service.

   We believe that competition for long distance services, including competitive pricing and customer selection of alternative providers of intraLATA toll services in the states currently offering presubscription, will continue to adversely affect revenue trends.

Ancillary Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter               $14.0                                  3.1%
--------------------------------------------------------------------------------

We provide ancillary services which include systems integration services, equipment and construction services provided to other telecommunications carriers, billing and collection services provided to long distance carriers, customer premises equipment (CPE) services, facilities rental services and voice messaging services.

  In the first quarter of 1998, we recognized higher ancillary services revenues due to increased business volumes resulting from contracts with business customers for systems integration services. We also recognized higher revenues in the first three months of 1998 as a result of increased demand by long distance carriers for billing and collection services and increased market penetration of our voice messaging services, principally Home Voice Mail.

Directory and Information Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $26.8                                   5.0%
--------------------------------------------------------------------------------
We earn directory and information services revenues primarily from local advertising and marketing services provided to businesses in our White and Yellow Pages directories within our region, international directory services and electronic publishing services. We also provide database services and directory marketing services outside of our region. Revenues from our Internet services businesses are also included in this revenue category.

  Our directory and information services revenues grew in the first three months of 1998 because of higher volumes and rates charged for directory services and improved revenue growth from our Internet services.

Wireless Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $82.3                                   10.6%
--------------------------------------------------------------------------------
Wireless services include revenues generated from our consolidated subsidiaries that provide cellular and paging communications services.

  Our wireless services revenues increased principally as a result of continued growth in our domestic cellular customer base of 18.3%. Volume-related revenue growth from our domestic wireless subsidiary was partially offset by the effect of competitive pricing factors in response to competition. Higher revenues earned by our international wireless subsidiary in Mexico also contributed to improved revenues during the first quarter of 1998.

Other Services Revenues
--------------------------------------------------------------------------------
  1998-1997                                    Decrease
--------------------------------------------------------------------------------
  First Quarter              $(89.4)                                 (76.6)%
--------------------------------------------------------------------------------
Other services include revenues from our telecommunications consulting and financing businesses. In April 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to Cable & Wireless Communications PLC (CWC) in exchange for an 18.5% ownership interest in CWC ("the CWC transaction"). We now account for our investment in CWC under the equity method. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements.

  The decline in other services revenues was caused primarily by the reduction of approximately $76 million of revenues in the first quarter of 1998 due to the effect of the CWC transaction.

-----------------------------------
 Operating Expenses
-----------------------------------

In the first quarter of 1998, we reported total operating expenses of $5,939.1 million, a decrease of .3% from $5,958.0 million from the corresponding period in 1997. For purposes of the following discussion, our network subsidiaries include our operating telephone subsidiaries, subsidiaries that provide centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and directory and information services.

Three months ended March 31          1998      1997
--------------------------------------------------------------------------------
Employee costs                    $2,304.4   $2,470.1
Depreciation and amortization      1,410.5    1,371.3
Taxes other than income              371.9      395.0
Other operating expenses           1,852.3    1,721.6
                                 ---------------------
Total Operating Expenses          $5,939.1   $5,958.0
                                 =====================

Employee Costs
--------------------------------------------------------------------------------
  1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
  First Quarter              $ (165.7)                               (6.7)%
--------------------------------------------------------------------------------

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

  Our employee costs were lower in the first three months of 1998 principally as a result of a decline in costs incurred in connection with our retirement incentive program. (For a further discussion of retirement incentives, see below.) The effect of the CWC transaction also contributed to the employee cost reduction during the first quarter of 1998.

  In addition, pension and benefit costs were lower in the first quarter of 1998 because of a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, we established common pension and savings plan benefit provisions for all management employees. As a result, continuing NYNEX management employees receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

  Employee cost reductions were offset, in part, by higher overtime pay for repair and maintenance activity due to unusually severe winter storms experienced in New York and the New England states during the first three months of 1998. We recognized $35 million to $40 million in storm-related costs in the first quarter of 1998. The effects of increased work force levels, primarily at the network subsidiaries, and annual salary and wage increases for management and associate employees further offset employee cost reductions.

  Associate employee wages and pension and other employee benefits are determined under contracts ratified by unions representing associate employees of the network subsidiaries. All contracts with the Communications Workers of America and the contract with the International Brotherhood of Electrical Workers for associate employees of the former NYNEX companies will expire in August 1998.

Retirement Incentives

In the first quarter of 1998, we recognized a pre-tax charge of $240.3 million as a result of 1,731 associate employees electing to leave our company under the retirement incentive program. Since the inception of the retirement incentive program in 1993, we have incurred additional costs totaling approximately $2.2 billion (pre-tax) as of March 31, 1998. As of the first quarter 1998, the number of employees who have left the business under the retirement incentive program totaled 21,006, consisting of 9,329 management and 11,677 associate employees. The program covering the management employees ended on March 31, 1997 and the program covering the associate employees is scheduled to end in August 1998.

  We had previously estimated that we would incur additional costs totaling approximately $2.2 billion through the completion of the retirement incentive program. This determination was based on the expectation that the total number of employees who would elect to leave under the program through August 1998 would be in the range of 19,000 to 21,000 employees.

  Based on the experience of employee take rates under the program and management's recent assessment of work volume and productivity trends, we are currently considering and discussing with the unions possible changes in the program for associate employees. We now expect that, if the current program is fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

  In the second quarter of 1998, we expect 300 to 400 associate employees to elect to leave under the retirement incentive program based on the estimated take rate through May 1, 1998. These retirements are expected to result in a pre-tax charge in the range of $40 million to $60 million in the second quarter of 1998. Discussions with the unions may affect actual second quarter retirements and associated charges.

Depreciation and Amortization
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $39.2                                   2.9%
--------------------------------------------------------------------------------

Depreciation and amortization expense increased in the first quarter of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets at our network and wireless subsidiaries.

  This expense increase was partially offset by lower rates of depreciation at our network subsidiaries and the effect of the CWC transaction.

Taxes Other Than Income
--------------------------------------------------------------------------------
  1998-1997                                    Decrease
--------------------------------------------------------------------------------
  First Quarter              $(23.1)                                 (5.8)%
--------------------------------------------------------------------------------
Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

  The decline in taxes other than income is principally attributable to the enactment of a New Jersey tax law that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies formerly subject to the gross receipts tax. This state tax law change, which became effective on January 1, 1998, resulted in the reduction of gross receipts tax of approximately $18 million in the first three months of 1998 for our operating telephone subsidiary, Bell Atlantic - New Jersey. This reduction was offset by higher state income taxes of approximately $22 million attributable to the enactment of the law.

Other Operating Expenses
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $130.7                                  7.6%
--------------------------------------------------------------------------------
Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

  The rise in other operating expenses in the first quarter of 1998 was largely attributable to increased costs at our operating telephone subsidiaries. These increases included higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks, higher costs associated with opening our network to competitors, including local number portability, and higher network software purchases. We also recognized additional costs in the first quarter of 1998 as a result of our contribution to the federal universal service fund, as described earlier. In addition, the prior year reversal of an accrual for the settlement of a state regulatory matter contributed to the rise in other operating expenses.

  We also reported higher expenses at our network systems integration and domestic wireless subsidiaries largely due to higher business volumes. The effect of the CWC transaction offset, in part, the expense increases at our network and wireless subsidiaries.

Income (Loss) from Unconsolidated Businesses
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $57.5                                   165.7%
--------------------------------------------------------------------------------
Income from unconsolidated businesses includes equity income and losses from investments accounted for under the equity method and goodwill amortization related to these investments. As described earlier, beginning in the second quarter of 1997 we account for our investment in CWC under the equity method.

  The increase in income (loss) from unconsolidated businesses was attributable to improved operating results from our international wireless joint venture, Omnitel Pronto Italia S.p.A. (Omnitel), the change in accounting treatment for our investment in CWC, and the positive effects resulting from the disposition of certain international investments and the write-down of our video investments during 1997.

  These factors were offset, in part, by higher equity losses associated with our investment in a personal communications services (PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo), principally as a result of increased customer acquisition costs. Results for the first quarter of 1998, as compared to the same period in 1997, were also negatively affected by a pre-tax gain recognized in the first quarter of 1997 on the sale of a global directory investee.

Other Income and Expense, Net
--------------------------------------------------------------------------------
  1998-1997                                    Increase
--------------------------------------------------------------------------------
  First Quarter              $4.2                                    43.8%
--------------------------------------------------------------------------------
Other income and expense, net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated subsidiaries, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  There were no items that were individually significant in the three month periods ended March 31, 1998 and 1997.

Interest Expense
--------------------------------------------------------------------------------
  1998-1997                                    Decrease
--------------------------------------------------------------------------------
  First Quarter              $(19.5)                                 (5.9)%
--------------------------------------------------------------------------------
Interest expense decreased in the first quarter of 1998 principally as a result of prior year one-time interest costs of approximately $32 million in connection with the settlement of a sales tax audit and state regulatory issues. Excluding the effect of these items, interest expense in the first quarter of 1998 increased $12.5 million or 4.2% over the same period in 1997. This increase was primarily attributable to higher average borrowing levels at our network subsidiaries.

Effective Income Tax Rates
--------------------------------------------------------------------------------
  First Quarter 1998                           36.8%
--------------------------------------------------------------------------------
  First Quarter 1997                           36.8%
--------------------------------------------------------------------------------
The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary items.

  The effective income tax rate for the quarter ended March 31, 1998 was unchanged, as compared to the same period last year. During the first quarter of 1998, our effective income tax rate was increased as a result of higher state and local income taxes caused principally by the aforementioned change in the New Jersey tax law. This increase was offset by higher tax credits, primarily for research and development and foreign operations, which resulted in a reduction in the effective income tax rate.

Extraordinary Item
--------------------------------------------------------------------------------
In the first quarter of 1998, we recorded extraordinary charges of $16.2 million, net of tax, associated with the early extinguishments of long-term debt. See Note 4 to the condensed consolidated financial statements for additional information on debt refinancings.

-----------------------------------
FINANCIAL CONDITION
-----------------------------------

Three months ended March 31           1998          1997        Change
--------------------------------------------------------------------------------
Cash Flows From (Used In):
Operating activities               $ 2,202.8     $ 1,963.5     $ 239.3
Investing activities                (1,715.2)     (1,693.9)      (21.3)
Financing activities                  (406.5)       (261.3)     (145.2)
--------------------------------------------------------------------------------
We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at both March 31, 1998 and 1997 and December 31, 1997, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows From Operating Activities
--------------------------------------------------------------------------------
Our primary source of funds continues to be cash generated from operations.
Cash flows from operations were higher in the first quarter of 1998, as compared to the same period in 1997, principally as a result of improved operating income and timing differences in the payment of accounts payable and accrued taxes.

Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------
Capital expenditures continue to be our primary use of capital resources. The majority of the capital expenditures are to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested $1,487.8 million in our network subsidiaries during the first quarter of 1998, as compared to $1,106.1 million in the first quarter of 1997. We also invested $171.5 million in our wireless and other businesses in the first three months of 1998, compared to $342.1
million during the same period last year.   The increase in total capital
expenditures during the first three months of 1998 is due to an expansion of our capital investment program in 1998. We expect capital expenditures in 1998 to aggregate to approximately $7.0 billion, including approximately $6.0 billion to be invested in our network subsidiaries. In 1997, capital expenditures totaled approximately $6.6 billion, including $5.5 billion in our network subsidiaries.

  During the first quarter of 1998, we invested $128.3 million in unconsolidated businesses, principally in PrimeCo to fund the build-out of its PCS network. In the first three months of 1997, we invested $165.4 million in unconsolidated businesses, including $78.8 million in PrimeCo and $86.6 million in international investments and other partnerships.

  Our short-term investments principally include cash equivalents held in trust accounts for the payment of certain employee benefits. During the first quarter of 1998, we invested $265.0 million in a vacation pay trust, compared to $140.0 million in the first quarter of 1997. We increased our pre-funding in 1998 to cover employees of the former NYNEX companies. Proceeds from the sales of all short-term investments were $248.5 million in the first three months of 1998, compared to $102.4 million in the corresponding period of 1997.

  During the first quarter of 1997, we received cash proceeds of $21.9 million from the Telecom Corporation of New Zealand Limited (TCNZ) repurchase plan. TCNZ completed its repurchase plan in December 1997.

  In April 1998, we increased our ownership interest in Omnitel from 17.45% to 19.71%, resulting in a cash payment of $162.5 million in the second quarter of 1998.

Cash Flows Used In Financing Activities
--------------------------------------------------------------------------------
As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarter of 1998, we announced a quarterly cash dividend of $.77 per share.

  In February 1998, our wholly owned subsidiary, Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% exchangeable notes (TCNZ Exchangeable Notes) due on April 1, 2003. The proceeds from the offering were used for the repayment of a portion of our short-term debt. For additional information about the TCNZ Exchangeable Notes, see Note 4 to the condensed consolidated financial statements and the "Market Risk" section below.

  We increased our total debt (including capital lease obligations) by approximately $623 million from December 31, 1997, principally due to an increase in our capital investment program, higher purchases of shares to fund employee stock option exercises, and continued funding of investments in PrimeCo. Additional pre-funding of benefit trusts also contributed to the increase in debt levels during the first quarter of 1998. Our debt ratio was 61.2% as of March 31, 1998, compared to 59.4% as of March 31, 1997 and 60.5% as of December 31, 1997. In 1998, we expect our debt level to increase slightly over the current level at March 31, 1998, as we continue to invest in our capital program and in our unconsolidated subsidiaries, primarily PrimeCo.

  As of March 31, 1998, we had unused bank lines of credit in excess of $4.9 billion. Our subsidiaries had shelf registrations for the issuance of up to $3.2 billion of unsecured debt securities. We also had $437.9 million in borrowings outstanding under bank lines of credit at March 31, 1998. The debt securities of our subsidiaries continue to be accorded high ratings by primary rating agencies.

  Financing activities in the first three months of 1998 also included the early extinguishment of $200.0 million of refunding mortgage bonds and the issuance of $250.0 million of debentures by one of our operating telephone subsidiaries, New York Telephone Company. In April 1998, New York Telephone Company also issued $350.0 million of debentures, and in May 1998 the proceeds will be used to redeem an equivalent amount of long-term debt. The issuance of the debentures reduced our available shelf registrations to $2.9 billion.

Market Risk
--------------------------------------------------------------------------------
We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in corporate tax rates. We employ risk management strategies including the use of derivatives such as interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, and basis swap agreements to manage those exposures. We do not hold derivatives for trading purposes.

  It is our policy to enter into interest rate, foreign currency and other transactions only to the extent necessary to achieve the desired objectives of our management in limiting our exposures to the various market risks discussed above. We do not hedge all of our market risk exposure in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management strategies.

Interest Rate Risk Management

  Our fixed interest rate debt portfolio has increased by $2,455.0 million as a result of the issuance of the TCNZ Exchangeable Notes in the first quarter of 1998, as described below.

  The TCNZ Exchangeable Notes have a maturity of five years, carry a fixed interest rate of 5.75%, and are exchangeable into shares of TCNZ common stock at the option of the holder beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the time of the offering. Upon exchange, we retain the option to settle in cash or by delivery of TCNZ shares.

  As of March 31, 1998, the fair value of our long-term debt and interest rate derivatives was approximately $17.0 billion. The aggregate hypothetical fair value of the portfolio assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $15.9 billion. The aggregate hypothetical fair value of the portfolio assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $18.2 billion. The fair values of our commercial paper and bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk Management

The fair values of our foreign currency derivatives and investments accounted for under the cost method continue to be subject to fluctuations in foreign exchange rates. The fair value of the TCNZ Exchangeable Notes is also affected
by changes in the U.S. dollar/ New Zealand dollar exchange rate.   As of March
31, 1998, the net fair value of our foreign currency derivatives, cost method investments and the TCNZ Exchangeable Notes was a liability of approximately $2.2 billion. The aggregate hypothetical change in the net fair value of our foreign currency derivatives, cost method investments and the TCNZ Exchangeable Notes from a 10% increase or decrease in the value of the U.S. dollar against the various currencies that we are exposed to at March 31, 1998 was estimated to be $64 million and $(83) million, respectively. This calculation does not include potential changes in the value of our international investments accounted for under the equity method. As of March 31, 1998, the carrying value of our equity method international investments totaled approximately $1.7 billion.

Other Risk Management

The fair value of the TCNZ Exchangeable Notes is affected by changes in the price of TCNZ shares. The hypothetical fair value of the TCNZ Exchangeable Notes assuming a 10% increase or decrease in the value of TCNZ shares at March 31, 1998 was estimated to be $2,694 million and $2,432 million, respectively. Other than the issuance of the TCNZ Exchangeable Notes, there has been no material change in our exposure to other market risks since December 31, 1997.

  The TCNZ Exchangeable Notes also expose us to a potential earnings impact. Should the aggregate value of the TCNZ shares rise to greater than 120% of the share price at the time of the offering, our earnings would be affected as a result of adjusting the debt liability to its fair value. Our cash flows would not be affected by changes in the price of the TCNZ shares, unless we elect to pay the noteholders in cash.

----------------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------------

Recent Regulatory Development
--------------------------------------------------------------------------------
In April 1998, New York Telephone Company filed with the New York State Public Service Commission (NYSPSC) a statement setting forth additional commitments that it will make to the FCC in connection with our anticipated application for permission to enter the in-region long distance market in New York. Those commitments include additional operations support systems capabilities, enhanced interconnection options to stimulate facilities-based competitive alternatives, and detailed performance standards with prescribed adjustments to wholesale prices if standards are not met. In addition, New York Telephone Company will offer combinations of unbundled network elements and an Unbundled Network Element Platform (UNE-P) to competitors wishing to provide basic local and ISDN service to business or residential customers. New York Telephone Company estimates that the UNE-P will provide competitors with discounts from its retail rates of 30-40 percent on residential lines and 50-60 percent on business lines. New York Telephone Company will offer UNE-P throughout its New York operating area, but UNE-P will not be available to competitors for service to business customers in those parts of New York City where there is a defined level of local competition from two or more competitive local exchange carriers. New York Telephone Company's commitment to offer the discounted UNE-P will be for four years in New York City and other major urban areas and for six years in the rest of the state. Following New York Telephone Company's filing, the chairman of the NYSPSC announced that, subject to New York Telephone Company meeting its commitments, he would recommend that our application to the FCC be approved. We expect to file our application with the FCC by the fourth quarter of 1998, with the goal of entering the New York in-region long distance market by year-end, but there can be no assurance that any approval will be forthcoming in time to permit us to do so.

Cautionary Statement Concerning Forward-Looking Statements
--------------------------------------------------------------------------------

Information contained above in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

  The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments, or changes in available technology; (ii) the final outcome of FCC rulemakings, and judicial review of those rulemakings, with respect to the access and interconnection that we must provide other carriers under the Telecommunications Act of 1996; (iii) the final outcome of FCC rulemakings with respect to access charge reform and universal service; (iv) future state regulatory actions in our operating areas; (v) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets; (vi) the timing and profitability of our entry into the in-region long distance market; (vii) the success and expense of the remediation efforts of our company and suppliers in achieving year 2000 compliance and
(viii) the outcome of collective bargaining with the unions.

-----------------------------------
OTHER MATTERS
-----------------------------------

Recent Accounting Pronouncements
--------------------------------------------------------------------------------

For a discussion of recent accounting pronouncements and their impact on our financial statements, you should read Note 6 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Financial Condition section under the caption "Market Risk."

-----------------------------------
Part II - Other Information
-----------------------------------

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------

There were no proceedings reportable under this item.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits:

Exhibit Number

12   Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1998:

A Current Report on Form 8-K, dated January 21, 1998, was filed regarding Bell Atlantic's 1997 financial results.

A Current Report on Form 8-K, dated March 13, 1998, was filed. This report included (i) portions of Bell Atlantic's 1997 Annual Report to Shareowners, (ii) the computation of the ratio of earnings to fixed charges for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and (iii) the consent of Coopers & Lybrand L.L.P. The financial statements filed with this report were (i) Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995, (ii) Consolidated Balance Sheets at December 31, 1997 and 1996, (iii) Consolidated Statements of Changes in Shareowners' Investment for the years ended December 31, 1997, 1996, and 1995, and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

Signatures
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION


Date:  May 11, 1998                   By  /s/ Mel Meskin
                                         ------------------------
                                         Mel Meskin
                                         Vice President - Comptroller
                                         (Principal Accounting Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.