Form 10-K/A
period 1997-12-31
BELL ATLANTIC CORP
filed 1998-06-29
CIK 732712

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

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

  At February 28, 1998, 1,553,014,028 shares of the registrant's Common Stock were outstanding, after deducting 23,232,296 shares held in treasury (adjusted to reflect a two-for-one split on June 1, 1998).

  Document incorporated by reference:

  Portions of the registrant's Proxy Statement dated March 16, 1998 prepared in connection with the Annual Meeting of Shareowners (Part III).

  Items 5, 6, 7 and 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are amended to reflect the two-for-one split of the Company's common stock declared by the Board of Directors on May 1, 1998 and payable on June 29, 1998 to shareowners of record on June 1, 1998.

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

   High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:



                                                     Market Price*        Cash
                                                  ------------------    Dividend
                                                    High      Low       Declared*
                                                  --------  --------    --------
1997:    First Quarter........................    $35 11/16  $29 5/8     $.37
         Second Quarter.......................     39 1/8     28 3/8      .37
         Third Quarter........................     40 13/16   34          .385
         Fourth Quarter.......................     45 7/8     37 3/8      .385

1996:    First Quarter........................    $37 7/16   $30 9/16    $.36**
         Second Quarter.......................     33 7/8     29 1/2      .36
         Third Quarter........................     32         27 9/16     .36
         Fourth Quarter.......................     34         29 1/4      .36

         *Adjusted to reflect a two-for-one stock split on June 1, 1998.

        **Includes a payment of $.0025 per common share for redemption of rights under the Company's Shareholder Rights Plan.

Item 6. Selected Financial Data


                                                                                 (Dollars in Millions, Except Per Share Amounts)
                                                           1997/(a)/       1996/(b)/       1995/(c)/       1994/(c)/       1993/(d)/
------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Operating revenues                                    $30,193.9       $29,155.2       $27,926.8       $27,098.0       $26,553.4
Operating income                                        5,341.5         6,078.6         5,417.4         4,522.4         3,204.6
Income before extraordinary items
 and cumulative effect of changes
 in accounting principles                               2,454.9         3,128.9         2,826.1         2,224.9         1,320.7
  Per common share--basic                                  1.58            2.02            1.85            1.47             .88
  Per common share--diluted                                1.56            2.00            1.84            1.46             .87
Net income (loss)                                       2,454.9         3,402.0           (96.8)           68.2          (593.2)
  Per common share--basic                                  1.58            2.20            (.06)            .05            (.39)
  Per common share--diluted                                1.56            2.18            (.06)            .04            (.39)
Cash dividends declared per common share/(e)/              1.51            1.44            1.40            1.38            1.34

FINANCIAL POSITION
Total assets                                          $53,964.1       $53,361.1       $50,623.1       $54,020.2       $58,844.8
Long-term debt                                         13,265.2        15,286.0        15,744.1        14,590.2        14,144.0
Employee benefit obligations                           10,004.4         9,588.0         9,388.4         8,980.2         7,666.4
Minority interest, including a portion
 subject to redemption requirements                       911.2         2,014.2         1,221.1           648.0           213.7
Preferred stock of subsidiary                             200.5           145.0           145.0            85.0              --
Shareowners' investment                                12,789.1        12,976.4        11,213.6        13,063.5        15,010.5

    Selected Financial Data prior to 1997 has been restated to reflect the merger of Bell Atlantic Corporation and NYNEX Corporation completed on August 14, 1997 and accounted for as a pooling of interests. All per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

(a) 1997 data include merger-related costs and other special items (see Note 1 and Management's Discussion and Analysis).

(b) 1996 data include retirement incentive costs (see Note 16), and the adoption of a change in accounting for directory publishing (see Note 3).

(c) 1995 and 1994 data include retirement incentive costs (see Note 16), and an extraordinary charge for the discontinuation of regulatory accounting principles (see Note 4).

(d) 1993 data include restructuring costs and the adoption of changes in accounting for income taxes and postemployment benefits.

(e) Cash dividends declared per common share represent the historical dividends of Bell Atlantic Corporation. Cash dividends declared in 1996 include a payment of $.0025 per common share for redemption of all rights granted under our Shareholder Rights Plan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


(Tables shown Dollars in Millions)
--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The year 1997 marked a period of significant change for our company. We completed the merger with NYNEX Corporation (NYNEX) on August 14, 1997, creating one of the world's largest telecommunications companies. The merger was accounted for as a pooling of interests, meaning that for accounting and financial reporting purposes the companies are treated as if they had always been combined. Therefore, we have restated our financial information for all dates and periods prior to the merger. The financial statements presented reflect the new presentation used by our company. You should read Note 1 to the consolidated financial statements for additional information on the merger transaction.

All per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

We reported net income of $2,454.9 million or basic earnings per share (EPS) of $1.58 and diluted EPS of $1.56 in 1997, compared to net income of $3,402.0 million or basic EPS of $2.20 and diluted EPS of $2.18 in 1996, and a net loss of $96.8 million or basic and diluted loss per share of $.06 in 1995.

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated based on the assumption that potential common shares, such as stock options, were also outstanding during the reporting period.

Our reported results for all three years were affected by special items. After adjusting for such items, net income was $3,846.8 million or $2.48 basic EPS and $2.45 diluted EPS in 1997, $3,474.2 million or $2.25 basic EPS and $2.23 diluted EPS in 1996, and $3,120.7 million or $2.04 basic EPS and $2.03 diluted EPS in 1995. The most significant of these items are discussed below. Per share amounts referred to in the following discussion are diluted EPS.

YEAR 1997

Merger-related Costs

During 1997, we recognized merger-related costs of approximately $519 million ($381 million after-tax or $.24 per share), consisting of $200 million of direct incremental costs, $223 million for employee severance costs and $96 million of transition and integration costs. Direct incremental costs consist of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs represent benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX, and we expect over the three years following the closing of the merger that such costs will aggregate between $400 million to $500 million (pre-tax).

Other Charges and Special Items

During 1997, we recorded pre-tax charges of approximately $1,041 million ($686 million after-tax or $.44 per share) in connection with consolidating operations and combining organizations and for special items arising during the year. These charges were principally associated with certain video investments and operations, the write-down of obsolete fixed assets, the consolidation of certain redundant real estate properties, contingencies for various regulatory, legal and tax matters and other miscellaneous items. Other special items recognized during 1997 included gains on the sales of our ownership interests in several businesses, a net tax benefit related to a change in state tax law and other tax issues, and charges associated with our equity share of formation costs incurred by Cable & Wireless Communications PLC (CWC).

We also incurred pre-tax costs of approximately $513 million ($325 million after-tax or $.21 per share) associated with our current retirement incentive program.

YEAR 1996

In 1996, we incurred pre-tax charges of approximately $315 million ($198 million after-tax or $.13 per share) for regulatory issues, a net loss on the disposition of certain nonstrategic investments and other matters arising during the year.

We also incurred pre-tax costs of approximately $236 million ($147 million after-tax or $.09 per share) associated with the retirement incentive program.

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses. We adopted the point-of-publication method, meaning that we now recognize directory revenues and expenses upon publication rather than over the lives of the directories. We recorded an after-tax increase in income of $273.1 million, or $.18 per share, in 1996, representing the cumulative effect of this accounting change.

YEAR 1995

In 1995, we incurred pre-tax charges of approximately $228 million ($172 million after-tax or $.11 per share) for regulatory and other issues, and we recognized a net pre-tax gain of approximately $336 million ($204 million after-tax or $.13 per share) on the sale of certain cellular properties and other asset dispositions.

We also incurred pre-tax costs of approximately $514 million ($327 million after-tax or $.21 per share) associated with the retirement incentive program.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


In the second quarter of 1995, we recognized an extraordinary charge of $2,919.4 million, or $1.90 per share, in connection with our decision to discontinue the use of regulatory accounting principles for two of our operating telephone subsidiaries (New York Telephone and New England Telephone) under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 4 to the consolidated financial statements). Results for 1995 also included an extraordinary charge of $3.5 million for the early extinguishment of debt.

ACCOUNTING FOR INVESTMENTS

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

United Kingdom Operations

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary exchange of similar productive assets and, as a result, no gain or loss was recorded. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements. We account for our investment in CWC under the equity method.

See Note 6 to the consolidated financial statements for additional information on the Iusacell restructuring and CWC transaction.

These and other items affecting the comparison of our results of operations for the years ended December 31, 1997, 1996 and 1995 are discussed in the following sections.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OPERATING REVENUES

Years Ended December 31,                        1997         1996          1995
--------------------------------------------------------------------------------
Local services                             $13,113.2    $12,559.1     $12,115.3
Network access services                      7,158.6      7,112.6       6,952.2
Long distance services                       2,190.1      2,373.6       2,474.3
Ancillary services                           1,845.4      1,738.0       1,450.8
Directory and
 information services                        2,298.0      2,224.3       2,050.8
Wireless services                            3,328.5      2,713.6       2,147.8
Other services                                 260.1        434.0         735.6
                                           -------------------------------------
TOTAL OPERATING REVENUES                   $30,193.9    $29,155.2     $27,926.8
                                           =====================================

Local Services Revenues
                                                             Increase
--------------------------------------------------------------------------------
1997-1996                                       $ 554.1                    4.4%
1996-1995                                       $ 443.8                    3.7%
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

Higher usage of our network facilities was the primary reason for the increase in local services revenues in 1997 and 1996. This growth was generated by an increase in access lines in service of 3.7% in 1997 and 3.6% in 1996, and stronger business message volumes. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in both years.

Revenue growth in 1997 and 1996 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage.

Revenue growth from volume increases was partially offset in 1996 by rate reductions primarily in New York and Massachusetts, and by the effect of service rebates paid to customers in New York.

For a discussion of the Telecommunications Act of 1996 (the Act) and its impact on the local exchange market, see "Other Factors That May Affect Future Results."

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


Network Access Services Revenues
                                                           Increase
--------------------------------------------------------------------------------
1997-1996                                   $ 46.0                          .6%
1996-1995                                   $160.4                         2.3%
--------------------------------------------------------------------------------

Network access services revenues are earned from carriers for their use of our local exchange facilities in providing usage services to their customers, and from end-user subscribers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our network. Special access revenues arise from access charges paid by carriers and end-users who have private networks. End-user access revenues are earned from our customers who pay for access to our network.

Network access services revenues increased in 1997 and 1996 because of higher customer demand as reflected by growth in access minutes of use of 7.3% in 1997 and 9.6% in 1996. Growth in access revenues in 1997 and 1996 also reflects higher network usage by alternative providers of intraLATA toll services. This revenue growth was negatively affected in both years by price reductions as mandated by federal and state price cap and incentive plans.

The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year, under the rules of its Interim Price Cap Plan. We implemented required price decreases for interstate access services totaling approximately $380 million on an annual basis for the period August 1995 through June 1996 and $63 million on an annual basis for the period July 1996 through June 1997. Effective July 1, 1997, we implemented annual price decreases on interstate access services of approximately $430 million. An additional price reduction of $49.5 million was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in our 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, our operating telephone subsidiaries adjusted their annual rates by approximately $200 million to recover contributions that they will owe to the new universal service fund. These revenues will be entirely offset by the contribution amount, which will be included in Other Operating Expenses.

Revenues were also affected by reductions of approximately $174 million in 1997 and $132 million in 1996 for contingencies associated with regulatory matters.

For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Other Factors That May Affect Future Results--Recent Developments--FCC Orders."

Long Distance Services Revenues
                                                         (Decrease)
--------------------------------------------------------------------------------
1997-1996                                  $(183.5)                      (7.7)%
1996-1995                                  $(100.7)                      (4.1)%
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

Company-initiated price reductions and increased competition for intraLATA toll, WATS and private line services both contributed substantially to the reduction in long distance services revenues in 1997 and 1996. We continue to implement price reductions on certain long distance services as part of our response to competition. Competition for intraLATA toll services decreased revenues to a greater degree in 1997 as a result of the introduction of presubscription in many states throughout our region. Revenue reductions from presubscription were partially offset by increased network access services revenues for usage of our network from alternative providers of intraLATA toll services. Higher calling volumes generated by an increase in access lines in service also mitigated revenue decreases.

By December 1997, all of our operating telephone subsidiaries had implemented intraLATA presubscription, except in Maryland, Massachusetts and Virginia. We expect to offer intraLATA presubscription coincident with our offering of long distance services in those states, or by February 8, 1999, as required by the Act. We believe that competition for long distance services, including competitive pricing and customer selection of alternative providers of intraLATA toll services in the states currently offering presubscription, will continue to affect revenue trends. You should read "Other Factors That May Affect Future Results--Competition--IntraLATA Toll Services" for a further discussion of presubscription.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


Ancillary Services Revenues
                                                          Increase
--------------------------------------------------------------------------------
1997-1996                                   $107.4                         6.2%
1996-1995                                   $287.2                        19.8%
--------------------------------------------------------------------------------

Our company provides ancillary services which include systems integration services, equipment and construction services for other telecommunications carriers, billing and collection services for long distance carriers, customer premises equipment (CPE) services, facilities rental services and voice messaging.

The growth in ancillary services revenues in 1997 and 1996 included higher revenues as a result of new contracts with business customers for systems integration services and higher demand for CPE and voice messaging services, principally Home Voice Mail. We also recognized additional revenues in both years as a result of the introduction of customer late payment charges by our operating telephone subsidiaries.

Revenue growth in 1996 was also affected by the impact of state regulatory issues in 1996 and 1995, resulting in a year-over-year revenue increase of approximately $137 million. In 1997, the effect of these state regulatory issues reduced revenue growth by approximately $64 million, as compared to 1996.

Directory and Information Services Revenues
                                                          Increase
--------------------------------------------------------------------------------
1997-1996                                   $ 73.7                         3.3%
1996-1995                                   $173.5                         8.5%
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

As previously described in the "Overview" section, we changed our method of accounting for directory publishing revenues and expenses in 1996. The effect of this change caused an increase in revenues of approximately $125 million in 1996. Excluding the effect of this accounting change, 1996 directory and information services revenues grew 2.4% over 1995.

Revenue growth in both 1997 and 1996 was principally attributable to volume increases and higher rates charged for directory publishing services. The year 1997 also reflects improved revenue growth from our Internet services.

Wireless Services Revenues
                                                          Increase
--------------------------------------------------------------------------------
1997-1996                                   $614.9                        22.7%
1996-1995                                   $565.8                        26.3%
--------------------------------------------------------------------------------

Wireless services include revenues generated from our consolidated subsidiaries that provide cellular and paging communications services, including Bell Atlantic Mobile, domestically, and Iusacell in Mexico. As described earlier, as a result of the restructuring of our Iusacell investment, we account for this investment as a fully consolidated subsidiary beginning in 1997, while in 1996 and 1995 we accounted for this investment under the equity method.

Growth in our domestic cellular customer base of 21.4% in 1997 and 31.3% in 1996 was the primary reason for the increase in wireless services revenues in both years. Customer growth in both years, particularly in 1997, was affected by competition from new wireless carriers. Revenue growth resulting from our increased customer base was partially offset by a decline in average revenue per subscriber as a result of increased penetration of the lower usage customer market, and in 1997, competitive pricing factors. The consolidation of approximately $228 million of Iusacell's operating revenues also contributed to revenue growth in 1997.

Other Services Revenues
                                                         (Decrease)
--------------------------------------------------------------------------------
1997-1996                                   $(173.9)                    (40.1)%
1996-1995                                   $(301.6)                    (41.0)%
--------------------------------------------------------------------------------

Other services include revenues from our telecommunications consulting, real estate and financing businesses. As described earlier, we account for our CWC investment under the equity method, beginning in the second quarter of 1997. Prior to this transaction, our cable television and telecommunications operations in the United Kingdom were accounted for as a fully consolidated subsidiary.

The decline in other services revenues in 1997 was caused primarily by the effect of the CWC transaction and by the sale of our real estate properties business in the second quarter of the year. Revenues in 1996 declined principally as a result of the sale of our domestic computer maintenance subsidiary in October 1995.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


OPERATING EXPENSES

Years Ended December 31,                      1997           1996          1995
--------------------------------------------------------------------------------

Employee costs                           $ 9,047.2      $ 8,703.9     $ 8,811.3
Depreciation
and amortization                           5,864.4        5,379.0       5,326.1
Taxes other than income                    1,606.9        1,499.9       1,589.3
Other operating expenses                   8,333.9        7,493.8       6,782.7
                                         ---------------------------------------
Total Operating Expenses                 $24,852.4      $23,076.6     $22,509.4
                                         =======================================

For purposes of our discussion, reference to the network subsidiaries includes our operating telephone subsidiaries, subsidiaries that provide centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and directory and information services.

Employee Costs
                                                    Increase (Decrease)
--------------------------------------------------------------------------------
1997-1996                               $ 343.3                           3.9 %
1996-1995                               $(107.4)                         (1.2)%
--------------------------------------------------------------------------------

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

Employee costs increased in 1997 as a result of merger-related costs recorded in the third quarter. As described earlier, we recognized approximately $223 million in benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. We also recorded approximately $53 million of direct incremental merger-related costs associated with compensation arrangements. The 1997 expense increase also reflects higher costs of approximately $277 million in connection with our retirement incentive program. For a further discussion of retirement incentives, see below.

Other items contributing to the increase in employee costs in 1997, but to a lesser extent, were annual salary and wage increases and the effect of increased work force levels principally as a result of higher business volumes at our network and domestic wireless subsidiaries. Work force levels grew by approximately 3,800 or 2.8% from the prior year, with approximately 2,600 of the increase attributable to our wireless subsidiaries. The effect of consolidating our Iusacell investment also contributed to the expense increase in 1997.

These increases were partially offset by reductions due to lower overtime pay for repair and maintenance activity at our network subsidiaries and the effect of accounting for our CWC investment under the equity method.

In addition, pension and benefit costs were lower in 1997 due to a number of factors, including changes in actuarial assumption, favorable returns on plan assets, lower than expected medical claims experience and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, we established common pension and saving plans benefit provisions for all management employees. As a result, continuing NYNEX management employees will receive the same benefit levels as previously given under Bell Atlantic management plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan. The change to the cash balance plan is expected to result in lower pension costs in 1998.

The reduction in employee costs in 1996 was principally caused by lower retirement incentive costs of approximately $278 million, as compared to 1995. This expense decrease was partially offset by the effect of annual salary and wage increases, higher work force levels and increased overtime pay for repair and maintenance activity.

Retirement Incentives

In 1993, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pre-tax) for severance and postretirement medical benefits under a force reduction plan. Beginning in 1994, retirement incentives have been offered as a voluntary means of implementing substantially all of the work force reductions planned in 1993.

We estimated that additional costs of approximately $2.2 billion would be incurred as employees elected to leave the business through 1998 under the retirement incentive program rather than through the severance provisions of the 1993 force reduction plan. This determination was based on the expectation that the total number of employees who would elect to leave under the current retirement incentive program through its completion in 1998 would be in the range of 19,000 to 21,000, consisting of approximately 9,000 to 10,000 management and 10,000 to 11,000 associate employees.

Since the inception of the retirement incentive program, additional costs totaled approximately $1,957 million (pre-tax) as of December 31, 1997, consisting of $513 million in 1997, $236 million in 1996, $514 million in 1995 and $694 million in 1994. As of December 31, 1997, employees who have left the business under the retirement incentive program totaled 19,275, consisting of 9,329 management and 9,946 associate employees. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees is scheduled to end in August 1998. In the first quarter of 1998, we expect between 1,700 to 1,800 associate employees to elect to leave under the retirement incentive program, resulting in an estimated pre-tax charge in the range of $250 million to $300 million.

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

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


As of December 31, 1997, the remaining reserves associated with the 1993 restructuring plan were approximately $39 million for employee severance and $54 million for postretirement medical benefits. Other reserves established in the 1993 restructuring plan related to process re-engineering, exit costs and asset write-offs. The utilization of these other reserves amounted to approximately $5 million in 1997, $134 million in 1996 and $328 million in 1995. See Note 16 to the consolidated financial statements for additional information on retirement incentives.

Depreciation and Amortization
                                                          Increase
--------------------------------------------------------------------------------
1997-1996                                  $ 485.4                         9.0%
1996-1995                                  $  52.9                         1.0%
--------------------------------------------------------------------------------

Depreciation and amortization expense increased in 1997 primarily as a result of the recording of approximately $297 million for the write-down of obsolete fixed assets in the third quarter of 1997. Depreciation expense was also higher in 1997 due to growth in depreciable plant and changes in the mix of plant assets at our network and domestic wireless subsidiaries. The effect of consolidating our Iusacell investment also contributed to the expense increase in 1997. These expense increases were partially offset by lower rates of depreciation and the effect of the CWC transaction.

The increase in depreciation and amortization expense in 1996 was principally caused by higher depreciable plant balances at our network and domestic wireless subsidiaries. This expense increase was substantially offset by lower rates of depreciation and the effect of the sale of our domestic computer maintenance subsidiary in October 1995.

Taxes Other Than Income
                                                    Increase (Decrease)
--------------------------------------------------------------------------------
1997-1996                                  $ 107.0                        7.1 %
1996-1995                                  $ (89.4)                      (5.6)%
--------------------------------------------------------------------------------

Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

The increase in taxes other than income in 1997 was substantially due to charges recorded in the third quarter of 1997 for state and local tax contingencies of approximately $55 million and for taxes incurred as part of direct incremental merger-related costs of approximately $25 million.

Taxes other than income declined in 1996 principally as a result of a tax settlement recorded in 1995, and the effect of a change in the gross receipts tax law in New York in 1995.

Other Operating Expenses
                                                         Increase
--------------------------------------------------------------------------------
1997-1996                                  $ 840.1                        11.2%
1996-1995                                  $ 711.1                        10.5%
--------------------------------------------------------------------------------

Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable and other costs.

The rise in other operating expenses in 1997 was largely due to the recording of merger-related costs and other special items aggregating approximately $634 million in the twelve-month period. The charges contributing to the increases in other operating expenses included; direct incremental merger-related costs of $122 million, transition merger-related costs of $90 million, video-related charges of $69 million, costs to consolidate certain redundant real estate properties of $55 million, charges for regulatory, legal and other contingencies of $126 million and other miscellaneous expense items of $172 million.

Other operating expenses in 1997 also included increased costs at our network subsidiaries to comply with certain requirements of the Act to permit our eventual entry into the in-region long distance business. Costs associated with opening our network to competitors, including local number portability, totaled approximately $290 million in 1997 and $125 million in 1996. In 1997, we also recognized higher interconnection payments to competitive local exchange and wireless carriers to terminate calls on their networks, higher expenses as a result of increased business volumes at our domestic wireless and systems integration subsidiaries and higher costs associated with entering new businesses such as out-of-region long distance and Internet services. The effect of consolidating Iusacell also contributed to the expense growth in 1997. Expense increases in 1997 were offset, in part, by the effect of the CWC transaction and lower network software purchases.

Other operating expenses were higher in 1996, as compared to 1995, largely due to additional costs incurred at the network subsidiaries to upgrade network software, enhance billing and operating systems, market and advertise services and comply with certain aspects of the Act. The change in accounting for directory publishing expenses in 1996 and costs associated with entering the out-of-region long distance and Internet businesses also caused an increase in other operating expenses in 1996. Other operating expenses also included higher volume business costs at our domestic wireless and systems integration subsidiaries. Expense increases in 1996 were partially offset by the effect of the sale of our domestic computer maintenance business in late 1995 and the effect of lower charges associated with regulatory issues and certain asset and investment dispositions.

We expect to continue to incur costs associated with compliance with the Act in 1998 at about the same level as in 1997.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


Income (Loss) from Unconsolidated Businesses

                                                   Increase (Decrease)
--------------------------------------------------------------------------------
1997-1996                                                $(138.3)
1996-1995                                                $  36.3
--------------------------------------------------------------------------------

Income (loss) from unconsolidated businesses includes income and losses from investments accounted for under the equity method and goodwill amortization related to these investments. As described earlier, beginning in the second quarter of 1997 we account for our investment in CWC under the equity method, and in the first quarter of 1997 we fully consolidated our investment in Iusacell.

We recognized a loss from unconsolidated businesses in 1997 principally as a result of special charges of approximately $162 million related to certain video investments and operations. In 1997, we determined that we would no longer pursue a multichannel, multipoint, distribution system (MMDS) as part of our video strategy. As a result, we recognized liabilities for purchase commitments associated with the MMDS technology and costs associated with closing the operations of our Tele-TV partnership because this operation is no longer needed to support our current video strategy. We also wrote down our remaining investment in CAI Wireless Systems, Inc.

The year 1997 also included $59.3 million for our equity share of formation costs incurred by CWC and higher equity losses associated with our investment in a personal communications services (PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo). In November 1996, PrimeCo launched commercial service in 16 major cities throughout the country, expanding its PCS service to 28 cities by the end of 1997. The change between 1997 and 1996 was also affected by a pre-tax gain of approximately $66 million recognized in the first quarter of 1996 on the disposition of a nonstrategic investment.

These factors were offset, in part, by pre-tax gains on the sales of our ownership interests in several businesses, including approximately $42 million related to the disposition of our interest in Sky Network Television Limited of New Zealand, $54 million on the sale of our 33% stake in an Italian wireline venture, Infostrada, and $46 million, net of reserves, on the sale of our two-sevenths interest in Bell Communications Research, Inc. (Bellcore). We also recognized a small gain on the sale of Iusacell's interest in an Ecuadorian cellular company in 1997.

Results for 1997 were positively affected by the consolidation of our Iusacell investment and improved operating results from our investments in Omnitel Pronto Italia S.p.A. (Omnitel), an international wireless investment, and FLAG Ltd.
(FLAG), a company, in which we are the managing sponsor, that has completed construction of an undersea fiberoptic cable system between Europe and Asia and launched its commercial service in the fourth quarter of 1997.

Income from unconsolidated businesses in 1996 was higher than in 1995, principally due to the recognition of a pre-tax gain on the sale of a nonstrategic investment and lower equity losses from our Iusacell investment, reflecting net foreign exchange gains and a reduction in the amortization of goodwill. These increases were partially offset by higher equity losses associated with our investments in several joint ventures, including PrimeCo and Omnitel.


Other Income and (Expense), Net

                                                  Increase (Decrease)
--------------------------------------------------------------------------------
1997-1996                                               $  96.3
1996-1995                                               $(503.9)
--------------------------------------------------------------------------------

Other income and (expense), net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated businesses, and gains and losses on non-operating assets and investments.

The principal items affecting the change in other income and expense in 1997 were the effects of accounting for our equity investment in CWC and the consolidation of our Iusacell investment, as described earlier.

The change in other income and expense in 1996 was primarily attributable to a pre-tax gain of approximately $384 million recorded in 1995 on the sale of certain cellular properties and a change in the method of recording capitalized interest costs by two of our operating telephone subsidiaries. In connection with the discontinued application of SFAS No. 71 in 1995, these operating telephone subsidiaries began recognizing capitalized interest costs as a reduction to interest expense beginning in 1996. Previously, these subsidiaries recorded an allowance for funds used during construction as an item of other income.

Interest Expense

                                                    Increase (Decrease)
--------------------------------------------------------------------------------
1997-1996                                  $ 148.0                       13.7 %
1996-1995                                  $(182.6)                     (14.4)%
--------------------------------------------------------------------------------

Interest expense increased in 1997 principally as a result of higher borrowing levels at our network and wireless subsidiaries. A reduction in capitalized interest costs associated with our PrimeCo investment and the effect of the Iusacell consolidation also contributed to the rise in interest expense in the year.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


We were able to reduce our interest expense in 1996 as a result of lower rates of interest and lower average borrowing levels during the year. The aforementioned change in the method of recording capitalized interest costs by two of our operating telephone subsidiaries also contributed to the reduction in interest expense in 1996.

See Note 9 to the consolidated financial statements for additional information about our debt portfolio.


Effective Income Tax Rates

Years Ended December 31,
--------------------------------------------------------------------------------
1997                                                                      38.4%
1996                                                                      36.3%
1995                                                                      37.7%
--------------------------------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle.

The higher effective income tax rate in 1997 resulted from the effect of certain merger-related costs and special charges for which there were no corresponding tax benefits. Adjustments to the valuation allowance resulting from our re-evaluation of tax planning strategies in light of the merger also contributed to the higher effective income tax rate in 1997. These factors were partially offset by the effect of a change in the New Jersey state tax law, which resulted in the recognition of a deferred state income tax benefit of approximately $75 million in the third quarter of 1997.

In 1997, a New Jersey law was enacted that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies. This change is not expected to have a material effect on future results of operations.

The effective income tax rate was lower in 1996, as compared to 1995, due principally to changes in foreign investee results for which there were no corresponding tax benefits or expense. The 1996 rate also reflects prior period adjustments, including research and development credits. The 1995 rate reflects a provision for various state tax issues recorded in 1995. The effect of these factors was partially offset by the reduction in the amortization of investment tax credits and the elimination of the benefit of the income tax rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles by two of our operating telephone subsidiaries in June 1995.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 17 to the consolidated financial statements.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
--------------------------------------------------------------------------------

Years Ended December 31,                       1997          1996          1995
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN):

Operating activities                      $ 8,858.7     $ 8,780.8     $ 7,894.4
Investing activities                       (7,338.6)     (7,574.0)     (6,564.1)
Financing activities                       (1,446.7)     (1,420.3)     (1,147.8)
                                          --------------------------------------

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at December 31, 1997 and 1996, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

CASH FLOWS FROM OPERATING ACTIVITIES

Our primary source of funds continued to be cash generated from operations. Improved cash flows from operating activities during 1997 resulted mainly from improved operating income before certain charges in connection with the merger and with consolidating operations and combining organizations. Cash flows from operations improved in 1996 due principally to growth in operating income and timing differences in the payment of accounts payable and accrued taxes.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continued to be our primary use of cash resources. Our capital expenditures consisted principally of investments in our network subsidiaries. We invested approximately $5.5 billion in 1997 and $4.9 billion in each of 1996 and 1995 to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We expect capital expenditures in 1998 to aggregate to approximately $7.0 billion, including approximately $6.0 billion to be invested in our network subsidiaries.

We continue to make substantial investments in our unconsolidated businesses. During 1997, we invested $833.0 million in unconsolidated businesses including approximately $426 million in PrimeCo to fund its operations and the continued build-out of its PCS network, $138 million in FLAG and $269 million in leasing and other partnerships. Cash investing activities in unconsolidated businesses in 1996 totaled $1,071.2 million, which included investments of approximately $257 million in PrimeCo, $315 million in

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


Omnitel, primarily to increase our ownership interest, $224 million in other international telecommunications investments and $275 million in leasing and other partnerships. Cash investments in unconsolidated businesses in 1995 consisted principally of approximately $612 million in PrimeCo to fund the initial purchase of PCS licenses, $170 million in international telecommunications investments and $258 million in leasing and other partnerships.

Our short-term investments consist principally of cash equivalents held in trust accounts for the payment of certain employee benefits. During 1997 and 1996, we invested $843.6 million and $418.1 million in short-term investments, principally in trusts to pre-fund vacation pay and associate health and welfare benefits. In 1997, we increased our pre-funding of benefits trusts to cover employees of the former NYNEX companies. Proceeds from the sales of short-term investments were $426.9 million in 1997, compared to $132.5 million in 1996.

During 1997, we received cash proceeds totaling $546.5 million from the sales of our real estate properties and our interests in Bellcore, Infostrada, Sky Network Television Limited of New Zealand and other joint ventures.

In 1996, we received cash proceeds of approximately $128 million from the sales of nonstrategic investments. Cash proceeds from dispositions of businesses in 1995 consisted principally of approximately $453 million from the sale of certain cellular properties and approximately $250 million in connection with the sales of our computer maintenance business and our interests in certain European computer maintenance operations.

During 1997, we received cash proceeds of $153.3 million from Telecom Corporation of New Zealand's (TCNZ) share repurchase plan. TCNZ completed its repurchase plan in December 1997. As a result of the repurchase plan, we increased our ownership interest in TCNZ from 24.82% to 24.95%, the maximum permitted level.

CASH FLOWS USED IN FINANCING ACTIVITIES

As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In September 1997, we announced a quarterly dividend payment of $.385 per share, an annual rate of $1.54 per share, as contemplated in the merger with NYNEX. The new dividend payment is equivalent to what former NYNEX shareowners would have received from the NYNEX quarterly dividend of $.295 per share. Cash dividends declared in the first and second quarters of 1997 were $.37 per share. In 1996, cash dividends were $.36 per share each quarter, or $1.44 for the year; dividends declared in 1996 included $.0025 per common share for redemption of all rights granted under our Shareholder Rights Plan. In 1995, cash dividends were $.35 per share each quarter, or $1.40 for the year.

We increased our long-term debt (including capital lease obligations) and short-term debt by approximately $1,438 million from December 31, 1996, compared to a reduction in debt of approximately $197 million from 1995 to 1996. The increase in 1997 was principally attributable to an increase in telephone plant construction, new investments in PrimeCo and other wireless subsidiaries, and the consolidation of our Iusacell investment. Additional pre-funding of employee benefits trusts also contributed to the increase in debt levels. The effects of these capital expenditures and the pre-funding of benefits trusts were partially offset by proceeds from the TCNZ share repurchase plan and from sales of our real estate properties and other investments.

In January 1998, one of our operating telephone subsidiaries issued $250.0 million of debentures, and in February 1998 the proceeds were used to redeem $200.0 million of bonds and to reduce short-term debt levels.

Our debt ratio was 60.5% as of December 31, 1997, compared to 58.3% as of December 31, 1996 and 62.1% as of December 31, 1995.

At December 31, 1996, we classified approximately $1.8 billion of commercial paper borrowings as Long-Term Debt as a result of our intent to refinance these borrowings on a long-term basis using an unsecured revolving credit facility. This revolving credit facility was canceled in 1997. As a result, all commercial paper was classified as Debt Maturing Within One Year in 1997.

As of December 31, 1997, we had unused bank lines of credit in excess of $4.8 billion and our subsidiaries have shelf registrations for the issuance of up to $2.7 billion of unsecured debt securities. We also had $509.7 million in borrowings outstanding under bank lines of credit at December 31, 1997. We have established a $1.0 billion Euro Medium-Term Note Program for the issuance of debt securities through a subsidiary. The debt securities of our subsidiaries continue to be accorded high ratings by primary rating agencies.

In the second quarter of 1997, we reduced our Series B Preferred Stock of Subsidiary by 100,000 shares through the purchase of the stock by a wholly owned subsidiary for $10.0 million. In December 1997, our subsidiary Bell Atlantic New Zealand Holdings, Inc. (BANZHI) issued 650,000 shares of Series C Variable Term Preferred Stock at $100 per share with an initial annual dividend rate of 4.40%. In 1995, BANZHI issued 600,000 shares of Series B Preferred Stock at a share price of $100 with an annual dividend rate of $5.80 per share. Preferred share sales resulted in cash inflows of $65.5 million in 1997 and $59.5 million in 1995.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


As a result of the consolidation of our Iusacell investment in the first quarter of 1997 and the transfer of our interests in United Kingdom operations to CWC for an equity interest in CWC in the second quarter of 1997, our consolidated balance sheet at December 31, 1997 reflects increases and decreases in certain categories of assets and liabilities; however, these transactions had no material effect on our financial condition.

In February 1998, we issued approximately $2.5 billion in exchangeable notes. The notes have a maturity of five years and may be exchangeable into shares of TCNZ, with the exchange price established at a premium to the TCNZ share price at the time of the offering. The notes are noncallable for a period of at least three years, and are not exchangeable by investors for an initial period of 18 months. Upon exchange by investors, we retain the option to settle in cash or by delivery of shares. Proceeds from the offering are being used for general corporate purposes, including the repayment of a portion of our short-term debt. This transaction is not expected to have a material effect on our financial condition or results of operations in 1998.

MARKET RISK

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in corporate tax rates. We employ risk management strategies including the use of derivatives such as interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, and basis swap agreements to manage these exposures. We do not hold derivatives for trading purposes. The analysis below presents the hypothetical changes in fair values related to our financial instruments held as of December 31, 1997, which are subject to these market risks.

Interest Rate Risk Management

Our objective in managing interest rate risk is to maintain a mix of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Our short-term commercial paper and bank loans expose our earnings to changes in short-term interest rates since interest rates on these obligations are either variable or fixed for such a short period of time as to effectively become variable. Interest rate swaps are used to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate. We have also entered into interest rate swap agreements to hedge the value of certain international investments. These swap agreements generally have both interest rate and foreign currency components. The interest rate components typically require us to pay a floating rate of interest and receive a fixed rate.

As of December 31, 1997, the fair value of our long-term debt and interest rate derivatives was approximately $14.4 billion. The aggregate hypothetical fair value of these financial instruments assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $13.6 billion. The aggregate hypothetical fair value of these financial instruments assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $15.2 billion. The fair values of our commercial paper and bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk Management

Our objective in managing foreign exchange risk is to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates. Short-term transactions in foreign currency and foreign currency commitments expose us to changes in foreign exchange rates. We have entered into forward contracts to limit this risk by making the terms of the forward exchange contracts comparable with the terms of the related foreign currency transactions.

At December 31, 1997, our primary exposure with respect to these transactions was to U.S. dollar/Italian lira, U.S. dollar/German mark and U.S. dollar/ Dutch guilder exchange rates.

Certain other foreign currency transactions were entered into to hedge the value of certain international investments. As noted in the "Interest Rate Risk Management" section above, certain of our interest rate swap agreements also contain a foreign currency component whereby the final principal exchange is designated in a foreign currency. At December 31, 1997, we had exposure to U.S. dollar/British pound and U.S. dollar/Thai baht exchange rates. In addition, our equity investment in the Philippines holds debt denominated in a currency other than the Filipino peso and recognizes foreign currency gains or losses when translating those liabilities. Our equity income related to this investment is subject to fluctuations in the U.S. dollar/Filipino peso exchange rate.

We are subject to risk from changes in foreign exchange rates for our equity investees which use a foreign currency as their functional currency and are translated to U.S. dollars. Such changes result in cumulative translation adjustments which are included in Shareowners' Investment. At December 31, 1997, we had translation exposure to various foreign currencies with the most significant being the New Zealand dollar, Italian lira and British pound.

The aggregate hypothetical change in the fair values of our foreign currency derivatives and cost investments from a 10% increase or 10% decrease in the value of the U.S. dollar against the various currencies that we are exposed to at December 31, 1997 was not material. This calculation does not include potential changes in the value of our international

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


investments accounted for under the equity method. As of December 31, 1997, those international investments totaled approximately $1.8 billion.

The fair values of our investments accounted for under the cost method may also be at risk from adverse changes in foreign exchange rates. We currently hold an international portfolio of telecommunication-related infrastructure projects that includes cost investments in Thailand and Indonesia. During the past several months, Asian financial markets have experienced a high degree of volatility, which has had a negative effect on the fair values of these international investments. However, we believe that the declines from recorded book values are temporary and that the spot currency markets are not a clear and reliable indicator of the rates which the local economies may support in the future. While we expect to recover our investments in these countries, we will continue to monitor the Asian financial markets closely and manage our investments in order to maximize our future results, all within the parameters of established risk management processes. The ultimate impact of these market uncertainties will be dependent upon future events, including the level of volatility in these markets, the duration of these unsettled market conditions and the state of the underlying economies in the affected countries. Should we determine the downturn of financial markets in these countries to be other than temporary, the impact could be material to our financial condition and results of operations.

Other Risk Management

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we entered into several basis swap agreements which provide for the receipt of a variable interest rate (LIBOR-based) in exchange for a rate calculated based on a tax-exempt market index (J.J. Kenney). We account for these swaps at fair value and record changes in unrealized gains and losses in our statement of income.

It is our policy to enter into interest rate, foreign currency and other transactions only to the extent necessary to achieve the desired objectives of our management in limiting our exposures to the various market risks discussed above. We do not hedge all of our market risk exposures in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management strategies.

The notional amounts of our derivative contracts are used only to calculate contractual payments to be exchanged and are not a measure of our credit risk or our future cash requirements. Credit risk related to derivatives is limited to nonperformance by counterparties to our contracts. We manage that credit risk by limiting our exposure to any one financial institution and by monitoring our counterparties' credit ratings. We believe that the risk of loss due to nonperformance by counterparties is remote and that any losses would not be material to our financial condition or results of operations.

In addition, we are typically exposed to other types of risk in the course of our business such as political risks to assets located in foreign countries.

Credit risks and other potential risks have not been included in the above analysis.

--------------------------------------------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

BELL ATLANTIC -- NYNEX MERGER

The merger of Bell Atlantic and NYNEX was completed on August 14, 1997. We are targeting recurring expense savings of approximately $450 million in 1998, $750 million by 1999 and $1.1 billion by 2000 and approximately $300 million a year in capital savings as a result of the merger by consolidating and integrating networks and operating systems, eliminating approximately 3,100 management positions, centralizing procurement, reducing the need for contract services, consolidating real estate, combining information systems and eliminating duplicative operations. We also expect to add approximately $400 million a year in revenues from our current product portfolio by using our best marketing and advertising practices. We are targeting 1998 earnings growth within the 10% to 12% range, excluding merger-related transition and integration costs.

TELECOMMUNICATIONS INDUSTRY CHANGES

The telecommunications industry is undergoing substantial changes as a result of the Act, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current businesses, but will also open new markets to us.

The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies (BOCs) or their affiliates, including Bell Atlantic, to provide interLATA (long distance) services and to engage in manufacturing previously prohibited by the MFJ. Under the Act, our ability to provide in-region long distance service is largely dependent on satisfying certain conditions. The requirements include a 14-point "competitive checklist" of steps we must take which will help competitors offer local service through resale, the purchase of unbundled network elements or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------


A U. S. District Court recently found that the line-of-business restrictions in the Act, including the requirement that BOCs alone comply with a competitive checklist before being allowed to provide long distance, are unconstitutional because they apply only to BOCs. The court has stayed its order pending appeals by the U. S. Department of Justice (DOJ) and other parties. Although we believe that the court's decision will be upheld on appeal, we are continuing to work through the regulatory process at both the state and federal levels in order to be in a position to enter the in-region long distance market in 1998. We expect to petition the FCC for permission to enter the in-region long distance market in New York early in the second half of this year and in one or more other states by the end of the year. We anticipate entering the in-region long distance market in at least one jurisdiction during the second half of 1998, but there can be no assurance that any approval will be forthcoming in time to permit us to do so. The timing of our long distance entry in each of our 14 jurisdictions depends on the receipt of FCC approval and on the ultimate outcome of the appeals of the district court's decision.

A U. S. Court of Appeals has found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act and that several provisions of the FCC's rules that we challenged are inconsistent with the statutory requirements. In particular, it affirmed that the states have exclusive jurisdiction over the pricing provisions of local interconnection and resale arrangements, that the FCC cannot lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements, and that the FCC cannot require incumbent local exchange carriers to provide competitors a pre-assembled network platform at network element prices or to combine unbundled network elements for competitors. The U. S. Supreme Court has agreed to hear appeals by the DOJ and other parties of that decision.

We are unable to predict definitively the impact that the Act will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of the various appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Act.

We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets. You should also read the "Competition" section for additional information.

RECENT DEVELOPMENTS -- FCC ORDERS

In 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act.

Access Charges

Interstate access charges are the rates long distance carriers pay for use and availability of the operating telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC's order adopted changes to the access tariff structures in order to permit the operating telephone subsidiaries to recover a greater portion of their interstate costs through rates that reflect the manner in which those costs are incurred. The FCC required a phased restructuring of access charges, beginning in January 1998, so that the operating telephone subsidiaries' nonusage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of different levels of usage-based charges for originating and for terminating interstate traffic.

A portion of the operating telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

The FCC has begun an investigation of the tariffs filed by the operating telephone subsidiaries and other local exchange carriers to implement this new rate structure. We are unable to predict the results of this investigation.

Price Caps

The FCC also adopted modifications to its price cap rules which affect access rate levels. Under those rules, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (Productivity Factor) and adjusted upward by an allowance for inflation (the GDP-PI). In the twelve month period ended June 30, 1996, our Productivity Factor was 5.3%. The FCC created a single Productivity Factor of 6.5% for all price cap companies, eliminated requirements to share a portion of future

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

interstate earnings in excess of the authorized rate of return with customers and required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns an interstate rate of return below 10.25% in a calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with our implementation of equal access to all long distance carriers and removal of certain general overhead costs that it concluded were associated with other unregulated services.

The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. We are unable to predict the results of this further proceeding.

Universal Service

The FCC also adopted rules implementing the "universal service" provision of the Act, which was designed to ensure that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support in 1998 will approximate $1.5 billion for high-cost areas. The support amount thereafter cannot yet be determined. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will adopt a methodology for determining high-cost areas for nonrural carriers, and the proper amount of federal universal service support for high-cost areas. A new federal high-cost universal service support mechanism will become effective in 1999.

The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts. All telecommunications carriers must contribute funding for these universal service programs.

The federal universal service funding needs as of January 1, 1998 require each of our operating telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low-income subsidies. Each of our operating telephone subsidiaries will also be contributing a portion of its total interstate retail revenues for schools, libraries and not-for-profit health care. Our operating telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users. Effective in 1998, our domestic wireless subsidiary will also be required to contribute to these universal service programs and will recover the cost of its contributions from end-users.

COMPETITION

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

Until the implementation of presubscription, intraLATA toll calls were completed by our operating telephone subsidiaries unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code.

The Act generally prohibits, with certain exceptions, a state from requiring presubscription until the earlier of such time as the BOC is authorized to provide long distance services originating in the state or three years from the effective date of the Act.

New York Telephone Company substantially completed implementation of intraLATA presubscription in the first quarter of 1996, and fully completed intraLATA presubscription implementation by September 1996. By December 1997, our operating telephone subsidiaries in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont and West Virginia had also implemented presubscription. We expect to offer intraLATA presubscription in Maryland, Massachusetts and Virginia coincident with our offering of long distance services in those states, or by February 8, 1999, as required by the Act.

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

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENT

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

YEAR "2000" SYSTEMS MODIFICATIONS

We have initiated a comprehensive program to evaluate and address the impact of the year 2000 on our operations in order to ensure that our network and computer systems recognize calendar year 2000. This program includes steps to (a) identify each item or element that will require date code remediation, (b) establish a plan for remediation or replacement, (c) implement the fix, (d) test the remediated product and (e) provide management with assurance of a seamless transition to the year 2000. The identification and planning phases are substantially complete and remediation and testing are in process. We expect to complete the major portion of our internal date remediation activity in 1998.

For the years 1998 and 1999, we expect to incur total pre-tax expenses of approximately $200 million to $300 million associated with both internal and external staffing resources for the necessary planning, remediation and testing and other expenses to prepare our systems for the year 2000. However, a portion of these expenses will not be incremental, but rather will represent the redeployment of existing information technology resources. Estimated expenses include (a) anticipated license fees for replacement software that will generally provide increased functionality as well as year 2000 compliance, and
(b) direct remediation costs to provide priority to year 2000 compliance during the next two years. The cost of planning and initial remediation incurred through 1997 has not been significant. Certain other costs, which will be capitalized, represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance. These cost estimates have been included in our earnings targets.

We expect to complete this effort on a timely basis without disruption to our customers or operations.

CAUTIONARY STATEMENT CONCERNING FORWARD -- LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments, or changes in available technology; (ii) the final outcome of FCC rulemakings, and judicial review of those rulemakings, with respect to the access and interconnection that we must provide other carriers under the Act; (iii) the final outcome of FCC rulemakings with respect to access charge reform and universal service; (iv) future state regulatory actions in our operating areas; (v) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets; (vi) the timing and profitability of our entry into the in-region long distance market and (vii) the success and expense of the remediation efforts of the company and its suppliers in achieving year 2000 compliance.

Item 8.  Financial Statements and Supplementary Data

--------------------------------------------------------------------------------
REPORT OF MANAGEMENT
--------------------------------------------------------------------------------


We, the management of Bell Atlantic Corporation, are responsible for the consolidated financial statements and the information and representations contained in this report. We believe the financial statements have been prepared in conformity with generally accepted accounting principles and the information in this report is consistent with those statements.

To meet our responsibility for the preparation of reliable financial statements, we maintain a strong internal control structure. It includes the appropriate control environment, accounting systems and control procedures. The internal control structure is designed to provide reasonable assurance that assets are safeguarded from unauthorized use, that transactions are properly recorded and executed under our authorizations, and that the financial records permit the preparation of reliable financial statements. There are, however, inherent limitations that should be recognized in considering the assurances provided by the internal control structure. The concept of reasonable assurance recognizes that the costs of the internal control structure should not exceed the benefits to be derived. The internal control structure is reviewed and evaluated on a regular basis. Compliance is monitored by our internal auditors through an annual plan of internal audits.

The Board of Directors has the responsibility to review the financial statements. This is done by its Audit Committee, which is composed of four outside directors. The Audit Committee meets periodically with management and the Board of Directors. It also meets with representatives of the internal auditors and independent accountants and reviews the work of each to ensure that their respective responsibilities are being carried out and to discuss related matters. Both the internal auditors and independent accountants have direct access to the Audit Committee.


/s/ Raymond W. Smith

Raymond W. Smith
Chairman of the Board
and Chief Executive Officer



/s/ Frederic V. Salerno

Frederic V. Salerno
Senior Executive Vice President
and Chief Financial Officer/
Strategy and Business Development


--------------------------------------------------------------------------------
REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
BELL ATLANTIC CORPORATION:

We have audited the accompanying consolidated balance sheets of Bell Atlantic Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareowners' investment, and cash flows for each of the three years in the period ended December 31, 1997. The consolidated financial statements give retroactive effect to the merger of Bell Atlantic Corporation and NYNEX Corporation on August 14, 1997, which has been accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bell Atlantic Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.









As discussed in Note 3 to the consolidated financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses. Also, as discussed in Notes 2 and 4 to the consolidated financial statements, in the second quarter of 1995, the Company discontinued accounting for the operations of certain telephone subsidiaries in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

/s/ Coopers & Lybrand L.L.P.

1301 Avenue of the Americas
New York, New York
February 9, 1998 (except for
the share and per share data
adjusted to reflect the stock
split referred to in Note 13,
for which the date is June 25,
1998)

                                      Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                       (Dollars in Millions, Except Per Share Amounts)
Years Ended December 31,                                             1997          1996          1995
------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                              $30,193.9     $29,155.2     $27,926.8
OPERATING EXPENSES
   Employee costs, including benefits and taxes                   9,047.2       8,703.9       8,811.3
   Depreciation and amortization                                  5,864.4       5,379.0       5,326.1
   Taxes other than income                                        1,606.9       1,499.9       1,589.3
   Other operating expenses                                       8,333.9       7,493.8       6,782.7
                                                                --------------------------------------
                                                                 24,852.4      23,076.6      22,509.4
                                                                --------------------------------------
OPERATING INCOME                                                  5,341.5       6,078.6       5,417.4
Income (loss) from unconsolidated businesses                       (124.1)         14.2         (22.1)
Other income and (expense), net                                      (3.3)        (99.6)        404.3
Interest expense                                                  1,230.0       1,082.0       1,264.6
                                                                --------------------------------------
Income before provision for income taxes,
   extraordinary items, and cumulative effect
   of change in accounting principle                              3,984.1       4,911.2       4,535.0
Provision for income taxes                                        1,529.2       1,782.3       1,708.9
                                                                --------------------------------------
INCOME BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            2,454.9       3,128.9       2,826.1
Extraordinary items
   Discontinuation of regulatory accounting
      principles, net of tax                                           --            --      (2,919.4)
   Extinguishment of debt, net of tax                                  --            --          (3.5)
                                                                --------------------------------------
                                                                       --            --      (2,922.9)
                                                                --------------------------------------
Cumulative effect of change in accounting principle
   Directory publishing, net of tax                                    --         273.1            --
                                                                --------------------------------------
NET INCOME (LOSS)                                               $ 2,454.9     $ 3,402.0     $   (96.8)
                                                                ======================================
BASIC EARNINGS PER COMMON SHARE:*
INCOME BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          $    1.58     $    2.02     $    1.85
Extraordinary items                                                    --            --         (1.91)
Cumulative effect of change in accounting principle                    --           .18            --
                                                                --------------------------------------
NET INCOME (LOSS)                                               $    1.58     $    2.20     $    (.06)
                                                                ======================================
Weighted-average shares outstanding (in millions)                 1,551.8       1,546.6       1,528.7
                                                                ======================================
DILUTED EARNINGS PER COMMON SHARE:*
INCOME BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          $    1.56     $    2.00     $    1.84
Extraordinary items                                                    --            --         (1.90)
Cumulative effect of change in accounting principle                    --           .18            --
                                                                --------------------------------------

NET INCOME (LOSS)                                               $    1.56     $    2.18     $    (.06)
                                                                ======================================
Weighted-average shares--diluted (in millions)                    1,571.1       1,560.2       1,536.5
                                                                ======================================

*Adjusted to reflect a two-for-one stock split on June 1, 1998.


                                 See Notes to Consolidated Financial Statements.

                                      Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                              (Dollars in Millions, Except Per Share Amounts)
At December 31,                                                           1997          1996
---------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                          $   322.8     $   249.4
  Short-term investments                                                 720.6         300.5
  Accounts receivable, net of allowances of $611.9 and $566.7          6,340.8       6,168.9
  Inventories                                                            550.3         478.4
  Prepaid expenses                                                       634.0         716.3
  Other                                                                  432.3         543.3
                                                                     ------------------------
                                                                       9,000.8       8,456.8
                                                                     ------------------------
Plant, property and equipment                                         77,437.2      75,679.5
  Less accumulated depreciation                                       42,397.8      39,544.7
                                                                     ------------------------
                                                                      35,039.4      36,134.8
                                                                     ------------------------
Investments in unconsolidated businesses                               5,144.2       4,922.2
Other assets                                                           4,779.7       3,847.3
                                                                     ------------------------
Total assets                                                         $53,964.1     $53,361.1
                                                                     ========================

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
  Debt maturing within one year                                      $ 6,342.8     $ 2,884.2
  Accounts payable and accrued liabilities                             5,966.4       6,160.6
  Other                                                                1,355.0       1,305.1
                                                                     ------------------------
                                                                      13,664.2      10,349.9
                                                                     ------------------------
Long-term debt                                                        13,265.2      15,286.0
                                                                     ------------------------
Employee benefit obligations                                          10,004.4       9,588.0
                                                                     ------------------------
Deferred credits and other liabilities
  Deferred income taxes                                                2,106.2       1,846.9
  Unamortized investment tax credits                                     250.7         288.8
  Other                                                                  772.6         865.9
                                                                     ------------------------
                                                                       3,129.5       3,001.6
                                                                     ------------------------
Minority interest, including a portion subject
  to redemption requirements                                             911.2       2,014.2
                                                                     ------------------------
Preferred stock of subsidiary                                            200.5         145.0
                                                                     ------------------------
Commitments and contingencies (Notes 6, 7 and 8)
Shareowners' investment
  Series preferred stock ($.10 par value; none issued)                      --            --
  Common stock ($.10 par value; 1,576,052,790 shares and
    1,574,000,508 shares issued)*                                        157.6         157.4
  Contributed capital*                                                13,176.8      13,216.3
  Reinvested earnings                                                  1,261.7       1,279.8
  Foreign currency translation adjustment                               (553.4)       (319.4)
                                                                     ------------------------
                                                                      14,042.7      14,334.1
  Less common stock in treasury, at cost                                 590.5         589.3
  Less deferred compensation-employee stock ownership plans              663.1         768.4
                                                                     ------------------------
                                                                      12,789.1      12,976.4
                                                                     ------------------------
Total liabilities and shareowners' investment                        $53,964.1     $53,361.1
                                                                     ========================

*Adjusted to reflect a two-for-one stock split on June 1, 1998.

                                 See Notes to Consolidated Financial Statements.

                                      Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' INVESTMENT
--------------------------------------------------------------------------------


                                                         (Dollars in Millions, Except Per Share Amounts, and Shares in Thousands)
Years Ended December 31,                                     1997                        1996                       1995
---------------------------------------------------------------------------------------------------------------------------------
                                                     Shares         Amount       Shares         Amount      Shares        Amount
                                                   ------------------------------------------------------------------------------
COMMON STOCK*
Balance at beginning of year                      1,574,001     $    157.4    1,543,360     $    154.3     872,812    $    872.8
Pooling of interests with NYNEX Corporation              --             --           --             --     650,598        (720.5)
                                                   ------------------------------------------------------------------------------
Balance at beginning of year, restated            1,574,001          157.4    1,543,360          154.3   1,523,410         152.3
Shares issued:
 Employee plans                                       2,044             .2        9,084             .9      11,230           1.1
 Shareowner plans                                         8             --        2,968             .3       4,334            .4
 Acquisition agreements                                  --             --           --             --         750            .1
Common shares issued to subsidiary                       --             --       18,796            1.9       3,636            .4
Shares retired                                           --             --         (207)            --          --            --
                                                   ------------------------------------------------------------------------------
Balance at end of year                            1,576,053          157.6    1,574,001          157.4   1,543,360         154.3
                                                   ------------------------------------------------------------------------------

CONTRIBUTED CAPITAL*
Balance at beginning of year                                      13,216.3                    12,375.8                   4,992.0
Pooling of interests with NYNEX Corporation                             --                          --                   7,457.9
                                                   ------------------------------------------------------------------------------
Balance at beginning of year, restated                            13,216.3                    12,375.8                  12,449.9
Shares issued:
 Employee plans                                                      (22.2)                      263.1                     305.5
 Shareowner plans                                                       --                        94.0                     118.7
 Acquisition agreements                                                (.3)                         --                      13.6
Sale of stock by subsidiary                                             --                          --                     155.2
Dividends                                                               --                         (.2)                   (761.5)
Common shares issued to subsidiary                                      --                       489.0                      94.4
Other                                                                (17.0)                       (5.4)                       --
                                                   ------------------------------------------------------------------------------
Balance at end of year                                            13,176.8                    13,216.3                  12,375.8
                                                   ------------------------------------------------------------------------------

REINVESTED EARNINGS
Balance at beginning of year                                       1,279.8                       184.6                   1,144.4
Pooling of interests with NYNEX Corporation                             --                          --                     605.8
                                                   ------------------------------------------------------------------------------
Balance at beginning of year, restated                             1,279.8                       184.6                   1,750.2
Net income (loss)                                                  2,454.9                     3,402.0                     (96.8)
Dividends declared and redemption of stock
 rights ($1.51, $1.44, and $1.40 per share)                       (2,363.4)                   (2,295.7)                 (1,473.4)
Shares issued:
 Employee plans                                                     (121.0)                      (19.4)                    (11.8)
Tax benefit of dividends paid to ESOPs                                12.9                        14.8                      16.4
Other                                                                 (1.5)                       (6.5)                       --
                                                   ------------------------------------------------------------------------------
Balance at end of year                                             1,261.7                     1,279.8                     184.6
                                                   ------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at beginning of year                                        (319.4)                     (541.3)                   (330.8)
Pooling of interests with NYNEX Corporation                             --                          --                       3.2
                                                   ------------------------------------------------------------------------------
Balance at beginning of year, restated                              (319.4)                     (541.3)                   (327.6)
Translation adjustments (net of tax benefit
 of $1.8, $4.7, and $1.1)                                           (234.0)                      221.9                    (213.7)
                                                   ------------------------------------------------------------------------------
Balance at end of year                                              (553.4)                     (319.4)                   (541.3)
                                                   ------------------------------------------------------------------------------

TREASURY STOCK*
Balance at beginning of year                         22,540          589.3        3,762           97.9         440          11.0
Pooling of interests with NYNEX Corporation              --             --           --             --          --            --
                                                   ------------------------------------------------------------------------------
Balance at beginning of year, restated               22,540          589.3        3,762           97.9         440          11.0
Shares purchased                                     24,148          919.8        3,578          118.3         422          11.2
Shares distributed:
 Employee plans                                     (23,260)        (899.0)      (3,386)        (111.6)        (86)         (2.1)
 Shareowner plans                                       (52)          (1.8)          (2)           (.1)       (468)        (11.6)
 Acquisition agreements                                (424)         (17.8)          --             --        (182)         (5.4)
Common shares held by subsidiary                         --             --       18,796          490.9       3,636          94.8
Shares retired                                           --             --         (208)          (6.1)         --            --
                                                   ------------------------------------------------------------------------------
Balance at end of year                               22,952          590.5       22,540          589.3       3,762          97.9
                                                   ------------------------------------------------------------------------------









DEFERRED COMPENSATION-ESOPs
Balance at beginning of year                                         768.4                       861.9                     586.2
Pooling of interests with NYNEX Corporation                             --                          --                     364.2
                                                   ------------------------------------------------------------------------------
Balance at beginning of year, restated                               768.4                       861.9                     950.4
Amortization                                                        (105.3)                      (93.5)                    (88.5)
                                                   ------------------------------------------------------------------------------
Balance at end of year                                               663.1                       768.4                     861.9
                                                   ------------------------------------------------------------------------------
TOTAL SHAREOWNERS' INVESTMENT                                   $ 12,789.1                  $ 12,976.4                $ 11,213.6
                                                   ==============================================================================

*Adjusted to reflect a two-for-one stock split on June 1, 1998.

                                 See Notes to Consolidated Financial Statements.

                                      Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    (Dollars in Millions)
Years Ended December 31,                                                              1997           1996           1995
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $   2,454.9    $   3,402.0    $     (96.8)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and amortization                                                5,864.4        5,379.0        5,326.1
      Extraordinary items, net of tax                                                   --             --        2,922.9
      Cumulative effect of change in accounting principle, net of tax                   --         (273.1)            --
      Gain on sale of cellular properties, net of tax                                   --             --         (244.2)
      Income (loss) from unconsolidated businesses                                   124.1          (14.2)          22.1
      Dividends received from unconsolidated businesses                              192.1          194.8          179.0
      Amortization of unearned lease income                                         (110.3)        (100.6)         (92.1)
      Deferred income taxes, net                                                     236.9          284.2          (13.8)
      Investment tax credits                                                         (38.1)         (57.3)         (70.5)
      Other items, net                                                                88.2          274.1           48.0
      Changes in certain assets and liabilities, net of effects from acquisition/disposition of businesses:
            Accounts receivable                                                     (139.5)        (184.0)        (591.0)
            Inventories                                                              (73.8)        (116.1)         (70.8)
            Other assets                                                              65.2         (244.8)        (241.0)
            Accounts payable and accrued liabilities                                 (93.3)         382.6          290.3
            Employee benefit obligations                                             415.5          206.5          425.5
            Other liabilities                                                       (127.6)        (352.3)         100.7
                                                                               ------------------------------------------
Net cash provided by operating activities                                          8,858.7        8,780.8        7,894.4
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                 (843.6)        (418.1)        (135.0)
Proceeds from sale of short-term investments                                         426.9          132.5          136.9
Additions to plant, property and equipment                                        (6,637.7)      (6,394.7)      (6,304.7)
Proceeds from sale of plant, property and equipment                                    5.5           15.4            4.9
Investment in leased assets                                                         (161.6)        (201.3)        (245.4)
Proceeds from leasing activities                                                      83.0           99.9          179.0
Proceeds from notes receivable                                                        63.1          213.3          264.5
Acquisition of businesses, less cash acquired                                        (61.8)         (10.0)         (41.4)
Proceeds from Telecom Corporation of New Zealand Limited
   share repurchase plan                                                             153.3             --             --
Investments in unconsolidated businesses, net                                       (833.0)      (1,071.2)      (1,040.5)
Proceeds from disposition of businesses                                              546.5          127.8          701.4
Other, net                                                                           (79.2)         (67.6)         (83.8)
                                                                               ------------------------------------------
Net cash used in investing activities                                             (7,338.6)      (7,574.0)      (6,564.1)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                             633.0          109.4          429.0
Principal repayments of borrowings and capital lease obligations                    (901.4)        (375.8)        (583.8)
Early extinguishment of debt                                                            --             --         (200.0)
Net change in short-term borrowings with
   original maturities of three months or less                                     1,580.3           77.1          (89.0)
Dividends paid and redemption of stock rights                                     (2,340.4)      (2,204.1)      (2,117.4)
Proceeds from sale of common stock                                                   710.7          328.3          299.6
Purchase of common stock for treasury                                               (919.8)        (118.3)         (11.2)
Minority interest                                                                      (.1)         687.8          289.2
Reduction in preferred stock of subsidiary                                           (10.0)            --             --
Proceeds from sale of preferred stock by subsidiary                                   65.5             --           59.5
Proceeds from sale of stock by subsidiary                                               --             --          610.3
Net change in outstanding checks drawn
   on controlled disbursement accounts                                              (264.5)          75.3          166.0
                                                                               ------------------------------------------
Net cash used in financing activities                                             (1,446.7)      (1,420.3)      (1,147.8)
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      73.4         (213.5)         182.5
Cash and cash equivalents, beginning of year                                         249.4          462.9          280.4
                                                                               ------------------------------------------
Cash and cash equivalents, end of year                                         $     322.8    $     249.4    $     462.9
                                                                               ==========================================

                                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   -----------------------------------------------------------------------------
1. BELL ATLANTIC -- NYNEX MERGER
   -----------------------------------------------------------------------------

On August 14, 1997, Bell Atlantic Corporation and NYNEX Corporation completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996.

In this Annual Report, Bell Atlantic Corporation is referred to as "we" or "Bell Atlantic." Reference to Bell Atlantic is also made in connection with information about Bell Atlantic prior to the merger. NYNEX Corporation is referred to as "NYNEX."

Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. NYNEX stockholders received 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they owned. This resulted in the issuance of 700.4 million shares of Bell Atlantic common stock.

NYNEX provides a full range of communications services in the northeastern United States and in high growth markets around the world. NYNEX has expertise in telecommunications, wireless communications, directory publishing and information services.

The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, we have restated our financial information for all dates and periods prior to the merger.

The combined results reflect certain reclassifications to conform to the presentation used by Bell Atlantic and certain adjustments to conform accounting methodologies between Bell Atlantic and NYNEX. Results of operations for certain periods prior to the merger have been combined and conformed as follows:



                                                                                      (Dollars in Millions)
                                                                                   Years Ended December 31,
                                                Six months ended     --------------------------------------
                                                   June 30, 1997          1996                         1995
------------------------------------------------------------------------------------------------------------
                                                      (unaudited)
Operating revenues:
  Bell Atlantic                                        $ 6,854.6     $13,081.4                    $13,429.5
  NYNEX                                                  6,815.1      13,453.8                     13,406.9
  Reclassifications (a)                                       .1            .7                           --
  Cellular consolidation (b)                             1,454.5       2,619.3                      1,090.4
                                               -------------------------------------------------------------
Combined                                               $15,124.3     $29,155.2                    $27,926.8
                                               =============================================================
Net income (loss):
  Bell Atlantic                                        $ 1,014.5     $ 1,881.5                    $ 1,858.3
  NYNEX                                                    540.1       1,477.0                     (1,849.9)
  Cellular consolidation (b)                                 3.3          (7.6)                       (10.5)
  SFAS No. 106 adjustment (c)                               39.1          62.4                         79.0
  Gain on sale of stock by subsidiary (d)                     --            --                       (155.2)
  Other (e)                                                 (2.0)        (11.3)                       (18.5)
                                               -------------------------------------------------------------
Combined                                               $ 1,595.0     $ 3,402.0                    $   (96.8)
                                               =============================================================

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

(d) An adjustment has been made to reflect the initial public offering of stock by a subsidiary of NYNEX as a capital transaction to conform to the accounting methodology that we adopted for recording such transactions.

(e) Other adjustments have been made to conform the accounting policies of the companies, and to record the related tax effects of these adjustments.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 1 continued


MERGER-RELATED COSTS

In the third quarter of 1997 we recorded merger-related pre-tax costs of approximately $200 million ($182 million after-tax) for direct incremental costs and approximately $223 million ($140 million after-tax) for employee severance costs.

Direct incremental costs consist of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans.


   -----------------------------------------------------------------------------
2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   -----------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

The merger of Bell Atlantic and NYNEX creates a telecommunications company that operates in a region stretching from Maine to Virginia (Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, Pennsylvania, New Jersey, Maryland, Delaware, District of Columbia, West Virginia and Virginia). Our nine operating telephone subsidiaries provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. We also provide systems integration, customer premises equipment distribution, directory and electronic publishing and financing services. We currently offer long distance services in selected areas outside of our geographic region.

We provide domestic wireless services in 25 states and have international wireless investments in Latin America, Europe and the Pacific Rim.

We have other international investments in telecommunications companies in New Zealand, Thailand and the Philippines. We own an interest in an integrated telecommunications and television entertainment service company in the United Kingdom, and we are the managing sponsor of a company that has constructed an undersea fiberoptic cable between Europe and Asia.

We operate predominantly in a single industry segment -- communications and related services.

The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to us, such as long distance services in our geographic region, upon completion of certain requirements of the Telecommunications Act of 1996.

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

Grupo Iusacell, S.A. de C.V.

In February 1997, we consummated a restructuring of our investment in Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company, to permit us to assume control of the Board of Directors and management of Iusacell (see Note
6). As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation.

United Kingdom Operations

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to Cable & Wireless Communications PLC (CWC) in exchange for an 18.5% ownership interest in CWC (see
Note 6). Prior to the transfer, we included the accounts of these operations in our consolidated financial statements. We account for our investment in CWC under the equity method.

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

MAINTENANCE AND REPAIRS

We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operating Expenses.

EARNINGS PER COMMON SHARE

All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings per Share." Per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 2 continued


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

Our operating telephone subsidiaries discontinued accounting for their operations under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," in August 1994 (Pennsylvania, New Jersey, Maryland, Delaware, District of Columbia, West Virginia and Virginia) and June 1995 (New York and New England) (see Note 4). For financial reporting purposes, we no longer use asset lives set by regulators. As a result, we began using shorter estimated asset lives for certain categories of plant and equipment.

The asset lives used by our operating telephone subsidiaries are presented in the following table:

Average Lives (in years)
--------------------------------------------------------------------------------
Buildings                                                                 15-60
Central office equipment                                                   4-12
Cable, wiring and conduit                                                  8-65
Other equipment                                                            5-40

When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

Plant, property and equipment of our other subsidiaries is depreciated on a straight-line basis over the following estimated useful lives: buildings, 20 to 60 years; and other equipment, 5 to 40 years.

When the depreciable assets of our other subsidiaries are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, and any gains or losses on disposition are recognized in income.

COMPUTER SOFTWARE COSTS

Our operating telephone subsidiaries capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred.

CAPITALIZATION OF INTEREST COSTS

We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost. Before we discontinued accounting under SFAS No. 71, our operating telephone subsidiaries recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

GOODWILL

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We amortize goodwill on a straight-line basis over periods not exceeding 40 years. We assess the impairment of goodwill related to our consolidated subsidiaries under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

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

When a foreign entity operates in a highly inflationary economy, we use the U.S. dollar as the functional currency rather than the local currency. We translate nonmonetary assets and

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 2 continued


liabilities and related expenses into U.S. dollars at historical exchange rates. We translate all other income statement amounts using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates, and any gains or losses are reported in income. Effective October 1, 1996, we consider Iusacell to operate in a highly inflationary economy.

DERIVATIVE INSTRUMENTS

We have entered into derivative transactions to manage our exposure to fluctuations in foreign exchange rates, interest rates and corporate tax rates. We have implemented strategies using a variety of derivatives including foreign currency forwards and options, foreign currency swaps, interest rate swap agreements, interest rate caps and floors and basis swap agreements.

Fair Value Method

We use the fair value method of accounting for our foreign currency derivatives, which requires us to record these derivatives at fair value in our consolidated balance sheets with changes in value recorded in income or Shareowners' Investment. Depending upon the nature of the derivative instruments, the fair value of these instruments may be recorded in Current Assets, Other Assets, Current Liabilities and Deferred Credits and Other Liabilities in our consolidated balance sheets.

Gains and losses and related discounts or premiums arising from foreign currency derivatives, which hedge our net investments in consolidated foreign subsidiaries and investments in foreign entities accounted for under the equity method, are included in Shareowners' Investment as foreign currency translation adjustments and reflected in income upon sale or substantial liquidation of the investment. Certain of these derivatives also include an interest element, which is recorded in Interest Expense over the lives of the contracts. Gains and losses from derivatives which hedge our short-term transactions and cost investments are included in Other Income and Expense, Net, and discounts or premiums on these contracts are included in income over the lives of the contracts. Gains and losses from derivatives hedging identifiable foreign currency commitments are deferred and reflected as adjustments to the related transactions. If the foreign currency commitment is no longer likely to occur, the gain or loss is recognized immediately in income.

We have entered into basis swap agreements which protect a portion of our leveraged lease portfolio from the effects of increases in corporate tax rates. We account for our basis swap agreements using the fair value method of accounting. Under this method, these agreements are carried at fair value and included in Other Assets or Deferred Credits and Other Liabilities in our consolidated balance sheets. Changes in the unrealized gain or loss are included in Other Income and Expense, Net.

Accrual Method

Interest rate swap agreements and interest rate caps and floors that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable interest rate debt. Under the accrual method, no amounts are recognized in our consolidated balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, and premiums related to caps and floors are recognized as adjustments to Interest Expense over the lives of the agreements. These interest accruals are recorded in Current Assets and Current Liabilities in our consolidated balance sheets. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting and would then be accounted for at fair value, with changes in that value included in income.

SALE OF STOCK BY SUBSIDIARY

Changes in our ownership percentage in a subsidiary caused by issuances of the subsidiary's stock are recognized in consolidation as adjustments to Contributed Capital.

INCOME TAXES

Bell Atlantic and its domestic subsidiaries file a consolidated federal income tax return. For periods prior to the merger, NYNEX filed its own consolidated federal income tax return.

Our operating telephone subsidiaries use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. These credits are being amortized as a reduction to the Provision for Income Taxes over the estimated service lives of the related assets.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 2 continued


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. We will adopt this standard in the first quarter of 1998. The adoption of SFAS No. 130 will have no impact on our consolidated results of operations, financial condition or cash flows.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareowners. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. We are required to disclose this information for the first time when we publish our 1998 annual report, but earlier adoption of the statement is permitted. We are in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. The adoption of SFAS No. 131 will have no impact on our consolidated results of operations, financial condition or cash flows.

   -----------------------------------------------------------------------------
3. CHANGE IN ACCOUNTING PRINCIPLE -- DIRECTORY PUBLISHING
   -----------------------------------------------------------------------------

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. We believe the point-of-publication method is preferable because it is the method generally followed by publishing companies.

This accounting change resulted in a one-time, noncash increase in net income of $273.1 million (net of income tax of $179.0 million), or $.18 per share on both a basic and diluted basis, which is reported as a cumulative effect of a change in accounting principle at January 1, 1996. On an annual basis, the financial impact of applying this method in 1996 was not significant, and it would not have been significant had it been applied in 1995.

   -----------------------------------------------------------------------------
4. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES
   -----------------------------------------------------------------------------

In August 1994, our operating telephone subsidiaries in Pennsylvania, New Jersey, Maryland, Delaware, District of Columbia, West Virginia and Virginia discontinued the use of regulatory accounting principles under SFAS No. 71. As a result, we recorded a noncash, extraordinary charge of $2,150.0 million, which is net of an income tax benefit of $1,498.4 million.

In June 1995, our operating telephone subsidiaries in New York and New England also discontinued the use of regulatory accounting principles under SFAS No. 71. For these subsidiaries, we recorded a noncash, extraordinary charge of $2,919.4 million, which is net of an income tax benefit of $1,617.6 million.

The extraordinary charges consisted principally of adjustments to telephone plant and equipment through an increase to accumulated depreciation of $2,306.9 million in 1995 and $2,128.9 million in 1994 to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the operating telephone subsidiaries not been subject to rate regulation. Investment tax credit amortization of $44.2 million in 1995 and $136.2 million in 1994 was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment. We also eliminated nonplant regulatory assets and liabilities of $656.7 million in 1995 and $157.3 million in 1994, principally related to deferred debt refinancing, vacation pay and pension costs, which were being amortized as they were recognized in the ratemaking process.




















   -----------------------------------------------------------------------------
5. PLANT, PROPERTY AND EQUIPMENT
   -----------------------------------------------------------------------------

The following table displays the details of plant, property and equipment which is stated at cost:

                                                           (Dollars in Millions)
At December 31,                                    1997                    1996
--------------------------------------------------------------------------------
Land                                         $    405.7              $    440.3
Buildings                                       6,284.8                 6,284.4
Central office equipment                       29,167.2                27,226.8
Cable, wiring and conduit                      26,759.0                25,780.1
Other equipment                                12,323.4                11,126.8
Other                                           1,228.1                 3,131.8
Construction-in-progress                        1,269.0                 1,689.3
                                             -----------------------------------
                                               77,437.2                75,679.5
Accumulated depreciation                      (42,397.8)              (39,544.7)
                                             -----------------------------------
Total                                        $ 35,039.4              $ 36,134.8
                                             ===================================

Plant, property and equipment at December 31, 1997 and 1996 includes real estate property and equipment under operating leases, or held for lease, of $52.8 million and $365.4 million, and accumulated depreciation of $14.8 million and $101.0 million.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

   -----------------------------------------------------------------------------
6. INVESTMENTS IN UNCONSOLIDATED BUSINESSES
   -----------------------------------------------------------------------------

Our investments in unconsolidated businesses are comprised of the following:

                                                                                                 (Dollars in Millions)
                                                                                     1997                        1996
At December 31,                                                  Ownership     Investment    Ownership     Investment
----------------------------------------------------------------------------------------------------------------------
Equity investees:
  PrimeCo Personal Communications, L.P.                              50.00%      $  919.9        50.00%      $  725.8
  Cable & Wireless Communications PLC                                18.50          665.8           --             --
  Telecom Corporation of New Zealand Limited                         24.95          417.7        24.82          689.2
  Omnitel Pronto Italia S.p.A.                                       17.45          313.2        17.45          331.5
  Grupo Iusacell, S.A. de C.V.                                          --             --        41.90          333.1
  FLAG Ltd.                                                          37.87          236.6        37.87           67.5
  Other                                                            various          714.7      various          794.1
                                                                                 --------                    --------
    Total equity investees                                                        3,267.9                     2,941.2
Cost investees                                                     various        1,876.3      various        1,981.0
                                                                                 --------                    --------
Total                                                                            $5,144.2                    $4,922.2
                                                                                 ========                    ========

PRIMECO PERSONAL COMMUNICATIONS, L.P.

PrimeCo Personal Communications, L.P. (PrimeCo) is a partnership between Bell Atlantic, AirTouch Communications and U S West Media Group which provides personal communications services (PCS) in 28 major cities across the United States. PrimeCo began offering services to customers in November 1996. Under the terms of the partnership agreement, PrimeCo entered into a leveraged lease financing arrangement for certain equipment. This leveraged lease financing obligation has been guaranteed by the partners in the joint venture. Our share of this guarantee is approximately $151 million. In 1997, we invested approximately $426 million in PrimeCo to fund its operations and the continued build-out of its PCS network.

CABLE & WIRELESS COMMUNICATIONS PLC

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to Cable & Wireless Communications PLC (CWC) in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary exchange of similar productive assets and, as a result, no gain or loss was recorded. We account for our investment in CWC under the equity method because we have significant influence over CWC's operating and financial policies. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements.

An entity holding our United Kingdom operations completed an Initial Public Offering (IPO) of 305 million equity units in June 1995 for approximately $610 million. We recorded an increase to Contributed Capital on the IPO of $155.2 million, net of deferred taxes of $109.0 million, in recognition of the net increase in our interests in the United Kingdom operations.

TELECOM CORPORATION OF NEW ZEALAND LIMITED

Telecom Corporation of New Zealand Limited (TCNZ) is that country's principal provider of telecommunications services. At the date of acquisition of our interest in 1990, goodwill was approximately $285 million. We are amortizing this amount on a straight-line basis over a period of 40 years.

During 1997, we sold portions of our stock investment to TCNZ in connection with its share repurchase plan, resulting in cash proceeds of approximately $153 million. These transactions reduced our investment and increased our ownership interest in TCNZ. Our investment in TCNZ was also reduced by approximately $100 million as of December 31, 1997 as a result of foreign currency translation losses. We recorded these losses as a component of Shareowners' Investment.

In connection with our investment in TCNZ, in February 1998 we issued approximately $2.5 billion in notes which may be exchangeable into shares of TCNZ stock. The notes have a maturity of five years, are noncallable for a period of at least three years, and are not exchangeable by investors for an initial period of 18 months. Upon exchange by investors, we retain the option to settle in cash or by delivery of shares.

OMNITEL PRONTO ITALIA S.p.A.

Omnitel Pronto Italia S.p.A. (Omnitel) operates a cellular mobile telephone network in Italy. We account for this investment under the equity method because we have significant influence over Omnitel's operating and financial policies. Approximately $250 million of our investment represents goodwill, which is being amortized on a straight-line basis over a period of 25 years.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 6 continued


GRUPO IUSACELL, S.A. de C.V.

Grupo Iusacell, S.A. de C.V. (Iusacell) is the second largest telecommunications company in Mexico. At acquisition, goodwill amounted to approximately $760 million, which is being amortized on a straight-line basis over a period of 25 years. In February 1997, we consummated a restructuring of our investment to permit us to assume control of the Board of Directors and management of Iusacell. Under the terms of the restructuring, we exchanged certain Series B and D shares of Iusacell stock for Series A shares, enabling us to elect a majority of the Board of Directors. This exchange of shares did not affect our economic ownership percentage of Iusacell. We also paid a premium of $50.0 million to the principal shareowner. We also converted approximately $33 million of subordinated debt into Series A shares, thereby increasing our economic ownership from 41.9% to 42.1%, and we are obligated until September 30, 1999 to provide Iusacell up to $150 million in subordinated convertible financing as Iusacell may require from time to time. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997.

FLAG LTD.

Fiberoptic Link Around the Globe Ltd. (FLAG) is an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. We are the managing sponsor of FLAG and hold approximately a 38% equity interest in the venture and a 41% funding obligation. In 1997, we invested approximately $138 million in FLAG to fund the construction of its network. FLAG launched commercial service in the fourth quarter of 1997.

FLAG has borrowed $615.1 million as of December 31, 1997 under a limited recourse debt facility which provides for maximum available borrowings of $950.0 million. Under the terms of this facility, we and the other funding shareholders of FLAG had entered into a contingent sponsor support agreement which could require aggregate payments to the lenders of $500.0 million upon the occurrence of certain limited events of default by FLAG. Our share of this guarantee totaled $350.0 million at December 31, 1997, which included obligations we had assumed on behalf of other shareholders in return for a fee.

In the first quarter of 1998, FLAG refinanced its existing debt through an $800.0 million credit facility. As a result of this refinancing, we are now released from our obligations under the contingent sponsor support agreement.

OTHER EQUITY INVESTEES

We also have global wireless investments in the Czech Republic, Slovakia and Greece. These investments are in joint ventures to build and operate cellular networks in these countries. We have an investment in a company in the Philippines which provides telecommunications services in certain regions of that country. Other investments include real estate partnerships, publishing joint ventures, and several other domestic and international joint ventures.

In 1997, we sold our ownership interests in several businesses resulting in pre-tax gains of approximately $54 million for Infostrada, an Italian wireline joint venture; $42 million for Sky Network Television Limited of New Zealand; and $46 million for Bell Communications Research, Inc. (Bellcore).

Included in Operating Expenses are amounts billed by Bellcore. Such expenses were $191.2 million in 1997, $182.0 million in 1996 and $197.5 million in 1995 for various network planning, engineering and software development projects.

Dividends received from equity investees amounted to $132.1 million in 1997, $134.8 million in 1996 and $115.6 million in 1995.

COST INVESTEES

In 1993, we invested $1.2 billion in Viacom Inc. (Viacom) for 24 million shares of Viacom Series B Cumulative Preferred Stock, carrying an annual dividend of 5%. The stock is convertible into shares of Viacom Class B nonvoting common stock at a price of $70 per share. For additional information on our investment in Viacom, see Note 11.

Other cost investments consist principally of a wireless investment in Indonesia and a telecommunications investment in Thailand.

Dividends received from cost investees amounted to $60.0 million in 1997, $60.0 million in 1996 and $63.4 million in 1995.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


   -----------------------------------------------------------------------------
7. LEASING ARRANGEMENTS
   -----------------------------------------------------------------------------

AS LESSOR

We are the lessor in leveraged and direct financing lease agreements under which commercial aircraft, rail equipment, industrial equipment, power generating facilities, real estate, and telecommunications and other equipment are leased for remaining terms of 2 to 39 years. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since we have no general liability for this debt, the related principal and interest have been offset against the minimum lease payments receivable. Minimum lease payments receivable are subordinate to the debt and the debt holders have a security interest in the leased equipment.


Finance lease receivables, which are included in Current Assets - Other and Noncurrent Assets - Other Assets in our consolidated balance sheets, are comprised of the following:

                                                                                               (Dollars in Millions)
At December 31,                                                        1997                                    1996
--------------------------------------------------------------------------------------------------------------------
                                                       Direct                                  Direct
                                         Leveraged    Finance                   Leveraged     Finance
                                            Leases     Leases         Total        Leases      Leases         Total
--------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable        $ 2,674.6     $223.5     $ 2,898.1     $ 2,436.9      $268.6     $ 2,705.5
Estimated residual value                   1,969.7       36.2       2,005.9       1,925.6        36.3       1,961.9
Unearned income                           (1,874.7)     (70.7)     (1,945.4)     (1,806.1)      (87.2)     (1,893.3)
                                         ---------------------------------------------------------------------------
                                         $ 2,769.6     $189.0       2,958.6     $ 2,556.4      $217.7       2,774.1
                                         =====================                ========================
Allowance for doubtful accounts                                       (24.9)                                  (23.8)
                                                                  ----------                              ----------
Finance lease receivables, net                                    $ 2,933.7                               $ 2,750.3
                                                                  ==========                              ==========
Current                                                           $    39.2                               $    36.9
                                                                  ==========                              ==========
Noncurrent                                                        $ 2,894.5                               $ 2,713.4
                                                                  ==========                              ==========

Accumulated deferred taxes arising from leveraged leases, which are included in Deferred Income Taxes, amounted to $2,233.8 million at December 31, 1997 and $1,976.4 million at December 31, 1996.


The following table is a summary of the components of income from leveraged leases:

                                                           (Dollars in Millions)
Years Ended December 31,                   1997            1996            1995
--------------------------------------------------------------------------------
Pre-tax lease income                    $  97.4         $  87.5         $  91.8
Income tax expense                         30.7            22.1            29.3
Investment tax credits                      2.9             3.5             3.9
                                        ----------------------------------------

This table displays the future minimum lease payments to be received from noncancelable leases, net of nonrecourse loan payments related to leveraged and direct financing leases in excess of debt service requirements, for the periods shown at December 31, 1997:

                                                           (Dollars in Millions)
                                                Capital               Operating
Years                                            Leases                  Leases
--------------------------------------------------------------------------------
1998                                         $    100.3                 $   3.5
1999                                               74.7                     3.4
2000                                               63.5                     3.2
2001                                               66.3                     2.9
2002                                               93.7                     3.1
Thereafter                                      2,499.6                      .9
                                             -----------------------------------
Total                                        $  2,898.1                 $  17.0
                                             ===================================

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 7 continued


AS LESSEE

We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense under operating leases amounted to $572.6 million in 1997, $531.9 million in 1996 and $531.3 million in 1995. In 1997, 1996 and 1995, we incurred initial capital lease obligations of $11.4 million, $16.4 million and $14.3 million.

Capital lease amounts included in plant, property and equipment are as follows:

                                                           (Dollars in Millions)
At December 31,                                      1997                  1996
--------------------------------------------------------------------------------
Capital leases                                    $ 307.2               $ 304.7
Accumulated amortization                           (163.5)               (147.8)
                                                  ------------------------------
Total                                             $ 143.7               $ 156.9
                                                  ==============================

This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1997:

                                                           (Dollars in Millions)
                                                 Capital              Operating
Years                                             Leases                 Leases
--------------------------------------------------------------------------------
1998                                              $ 44.0               $  294.3
1999                                                35.2                  262.9
2000                                                44.9                  232.6
2001                                                31.5                  197.0
2002                                                25.6                  179.9
Thereafter                                         492.5                1,522.6
                                                  ------------------------------
Total minimum rental
 commitments                                       673.7               $2,689.3
                                                                       =========
Less interest and
 executory costs                                   503.4
                                                  -------
Present value of minimum
 lease payments                                    170.3
Less current installments                           20.6
                                                  -------
Long-term obligation
 at December 31, 1997                             $149.7
                                                  =======

As of December 31, 1997, the total minimum sublease rentals to be received in the future under noncancelable operating subleases was $273.6 million.


   -----------------------------------------------------------------------------
8. COMMITMENTS AND CONTINGENCIES
   -----------------------------------------------------------------------------

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





















   -----------------------------------------------------------------------------
9. DEBT
   -----------------------------------------------------------------------------

DEBT MATURING WITHIN ONE YEAR

The following table displays the details of debt maturing within one year:

                                                           (Dollars in Millions)
At December 31,                                     1997                   1996
--------------------------------------------------------------------------------
Notes payable:
 Commercial paper                               $5,067.7               $1,611.0
 Bank loans                                        509.7                  480.8
Long-term debt maturing
 within one year                                   765.4                  792.4
                                                --------------------------------
Total debt maturing
 within one year                                $6,342.8               $2,884.2
                                                ================================

Weighted-average interest
 rates for notes payable
 outstanding at year-end                             5.9%                   5.7%
                                                --------------------------------

Capital expenditures, primarily construction of telephone plant, are partially financed, pending long-term financing, through bank loans and the issuance of commercial paper payable within 12 months.

At December 31, 1997, we had in excess of $4.8 billion of unused bank lines of credit. The availability of these lines, for which there are no formal compensating balances, is at the discretion of each bank. Certain of these lines of credit contain requirements for the payment of commitment fees. Substantially all of the assets of Iusacell, totaling approximately $500 million at December 31, 1997, are subject to lien under a credit facility with certain bank lenders.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 9 continued


LONG-TERM DEBT

This table shows our outstanding long-term debt obligations:

                                                                                     (Dollars in Millions)
At December 31,                                  Interest Rates     Maturities         1997          1996
--------------------------------------------------------------------------------------------    ----------
Telephone subsidiaries' debentures              4.375% -  7.00%    1998 - 2033    $ 3,867.0     $ 3,867.0
                                                7.125% -  7.75%    2002 - 2033      2,705.0       2,705.0
                                                 7.85% - 9.375%    2010 - 2031      2,179.0       2,179.0
                                                --------------------------------------------    ----------
                                                                                    8,751.0       8,751.0
Notes payable                                    5.05% - 12.42%    1998 - 2012      3,516.6       3,564.7
Refunding mortgage bonds                         4.25% -  7.75%    1998 - 2011        985.0       1,045.0
Mortgage and installment notes                  10.50% - 11.00%    1998 - 2003         22.5          59.8
Commercial paper and bank loans                                                          --       1,773.7
Employee stock ownership plan loans:
  Bell Atlantic Corporation senior notes                  8.17%           2000        313.4         412.2
  NYNEX Corporation debentures                            9.55%           2010        327.3         348.6
Capital lease obligations --
  average rate 10.8% and 10.7%                                                        170.3         188.4
Unamortized discount and premium, net                                                 (55.5)        (65.0)
                                                                                 -----------    ----------
Total long-term debt, including
  current maturities                                                               14,030.6      16,078.4
Less maturing within one year                                                         765.4         792.4
                                                                                 -----------    ----------
Total long-term debt                                                              $13,265.2     $15,286.0
                                                                                 ===========    ==========

The telephone subsidiaries' debentures outstanding at December 31, 1997 include $2,317.0 million that are callable. The call prices range from 103.15% to 100.00% of face value, depending upon the remaining term to maturity of the issue. All of our refunding mortgage bonds, totaling $985.0 million are also callable as of December 31, 1997. In addition, our long-term debt includes $735.0 million that will become redeemable for limited periods at the option of the holders. Of this amount, $385.0 million becomes redeemable in 1999 and $175.0 million in 2002. One debenture totaling $175.0 million becomes redeemable in 2000 and again in 2002. The redemption prices will be 100.0% of face value plus accrued interest.

Maturities of long-term debt outstanding at December 31, 1997, excluding capital lease obligations and unamortized discount and premium, are $744.8 million in 1998, $1,287.2 million in 1999, $892.0 million in 2000, $372.7 million in 2001,
$840.0 million in 2002 and $9,779.1 million thereafter. These amounts include the redeemable debt at the earliest possible redemption dates.

Our medium-term notes are issued by Bell Atlantic Financial Services, Inc.
(FSI), a wholly owned subsidiary. FSI debt securities (aggregating $503.6 million at December 31, 1997) have the benefit of a Support Agreement dated October 1, 1992 between Bell Atlantic and FSI under which Bell Atlantic will make payments of interest, premium (if any) and principal on the FSI debt should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries, however, they have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our consolidated financial statements was approximately $13.7 billion at December 31, 1997. A similar Support Agreement dated February 1, 1998 between Bell Atlantic and FSI also provides guarantees for the payment of interest, premium (if any), principal and the cash value of exchange property on approximately $2.5 billion of exchangeable notes that we issued in connection with our investment in TCNZ (see Note 6). The holders of these notes also have recourse to the $13.7 billion of assets previously mentioned. Substantially all of the assets of New York Telephone Company, totaling approximately $12.6 billion at December 31, 1997, are subject to lien under New York Telephone Company's refunding mortgage bond indenture.

At December 31, 1996, we had a $2.0 billion unsecured revolving credit facility under which we were permitted to use the proceeds for various corporate purposes, including support of outstanding commercial paper and bank loans. Since we had both the intent and the ability to refinance a portion of our commercial paper and bank loans on a long-term basis using the credit facility, $1,773.7 million of outstanding commercial paper and bank loans were included in Long-Term Debt at December 31, 1996. This revolving credit facility was canceled in 1997. As a result, all commercial paper was classified as Debt Maturing Within One Year in 1997.

We recorded extraordinary charges associated with the early extinguishment of debentures. These charges reduced net income by $3.5 million (net of an income tax benefit of $2.5 million) in 1995. On January 13, 1998, New York Telephone Company issued $250.0 million of 6.125% debentures due on

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 9 continued


January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of refunding mortgage bonds due in 2006 and to reduce short-term debt levels. In connection with this redemption, we will record an extraordinary charge of $1.5 million in the first quarter of 1998.

Information on our Employee Stock Ownership Plan Loans is provided in Note 16.


    ----------------------------------------------------------------------------
10. FINANCIAL INSTRUMENTS
    ----------------------------------------------------------------------------

DERIVATIVES

We limit our use of derivatives to managing risk that could negatively impact our financing and operating flexibility, making cash flows more stable over the long run and achieving savings over other means of financing. Our risk management strategy is designed to protect against adverse changes in foreign exchange rates, interest rates and corporate tax rates, and to otherwise facilitate our financing strategies. We use several types of derivatives in managing these risks, including foreign currency forwards and options, interest rate swap agreements, interest rate caps and floors, and basis swap agreements. Derivative agreements are linked to specific liabilities or assets and hedge the related economic exposures. We do not hold derivatives for trading purposes. In 1997 and 1996, we recognized income of $17.3 million and $12.7 million before taxes in our statements of income related to all of our risk management activities.

INTEREST RATE RISK MANAGEMENT

The following table provides additional information about our interest rate swap agreements, interest rate caps and floors, and basis swap agreements. Certain of our interest rate swap agreements (included below as "Foreign Currency/Interest Rate Swaps") also contain a foreign exchange component which has been described in the "Foreign Exchange Risk Management" section below. We use these interest rate swap agreements to hedge the value of certain international investments. The agreements generally require us to receive payments based on fixed interest rates and make payments based on variable interest rates. The structured note swap agreements convert several structured medium-term notes to conventional fixed rate liabilities while reducing financing costs. The effective fixed interest rates on these notes averaged 6.1% and 6.2% at December 31, 1997 and 1996. Other interest rate swap agreements, which sometimes incorporate options, and interest rate caps and floors are all used to adjust the interest rate profile of our debt portfolio and allow us to achieve a targeted mix of floating and fixed rate debt. The basis swap agreements hedge a portion of our leveraged lease portfolio against adverse changes in corporate tax rates. The agreements require us to receive payments based on an interest rate index (LIBOR-based) and make payments based on a tax-exempt market index (J.J.Kenney). We account for these basis swap agreements at fair value and recognized income of $4.2 million and $20.2 million in 1997 and 1996 related to mark-to-market adjustments.

The notional amounts shown below are used to calculate interest payments to be exchanged. These amounts are not actually paid or received, nor are they a measure of our potential gains or losses from market risks. They do not represent our exposure in the event of nonperformance by a counterparty or our future cash requirements. Our financial instruments are grouped below based on the nature of the hedging activity.
































                                                                         (Dollars in Millions)
                                                                        Weighted-Average Rate
                                             Notional                   ----------------------
At December 31,                                Amount       Maturities       Receive      Pay
----------------------------------------------------------------------------------------------
INTEREST RATE SWAP AGREEMENTS:
Foreign Currency/Interest Rate Swaps:
1997                                         $  375.4        1998-2002           4.5%     6.2%
1996                                            928.4        1997-2002           3.3      5.9

Other Interest Rate Swaps:
Pay fixed
1997                                         $  260.0        1999-2005           5.7%     5.9%
1996                                            221.2        1997-2005           5.7      6.0
Pay variable
1997                                         $  783.7        1999-2006           6.6%     6.1%
1996                                            530.7        1997-2004           6.5      6.4

STRUCTURED NOTE SWAP AGREEMENTS:
1997                                         $   60.0        1999
1996                                            105.0        1997-2004

INTEREST RATE CAP/FLOOR AGREEMENTS:
1997                                         $  262.0        1999-2001
1996                                            140.0        1999-2001

BASIS SWAP AGREEMENTS:
1997                                         $1,001.0        2003-2004
1996                                          1,001.0        2003-2004

FOREIGN EXCHANGE RISK MANAGEMENT

Our foreign exchange risk management includes the use of foreign currency forward contracts, options and foreign currency swaps. Forward contracts and options call for the sale or purchase, or the option to sell or purchase, certain foreign currencies on a specified future date. These contracts are typically used to hedge short-term foreign currency transactions and commitments. The total notional amounts of our foreign currency forward contracts and option contracts were $14.5 million and $352.1 million at December 31, 1997 and 1996, all of which had maturities of six months or less. Certain of the interest rate swap agreements noted above contain both a foreign currency and an interest rate component. The agreements require the exchange of payments based on specified interest rates in addition to the exchange of currencies at the maturity of the contract. The required payments for both components are based on the notional

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 10 continued


amounts of the contracts which have been included in the table above. Foreign currency swaps, with a notional value of $60.0 million and a scheduled maturity of 2003, were outstanding at December 31, 1996. These swaps also contained both a foreign currency and an interest rate component. These foreign currency swaps, which were terminated in 1997, required quarterly payments in U.S. dollars and receipts in British pounds.

Our net equity position in unconsolidated foreign businesses as reported in our consolidated balance sheets totaled $1,784.2 million and $1,611.3 million at December 31, 1997 and 1996. Our most significant investments at December 31, 1997 had operations in New Zealand, the United Kingdom, Italy and Bermuda. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments except for our United Kingdom investment, which is partially hedged. Our equity income is subject to exchange rate fluctuations when our equity investee has balances denominated in a currency other than the investees' functional currency. We recognized $(30.1) million, $6.8 million and $(29.0) million related to such fluctuations in Income
(Loss) From Unconsolidated Businesses for the years ended December 31, 1997, 1996 and 1995. We continually monitor the relationship between gains and losses recognized on all of our foreign currency contracts and on the underlying transactions being hedged to mitigate market risk.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, certain notes receivable, preferred stock, and derivative contracts. Our policy is to place our temporary cash investments with major financial institutions. Counterparties to our derivative contracts are also major financial institutions and organized exchanges. The financial institutions have all been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor our counterparties' credit ratings. We generally do not give or receive collateral on swap agreements due to our credit rating and those of our counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial condition.

Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. For the years ended December 31, 1997, 1996 and 1995, revenues generated from services provided to AT&T (primarily network access and billing and collection) were $2,632.3 million, $2,570.3 million and $2,791.3 million.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The tables below provide additional information about our material financial instruments:


Financial Instrument                           Valuation Method
--------------------------------------------------------------------------------

Cash and cash equivalents                      Carrying amounts
and short-term investments

Debt (excluding capital leases)                Market quotes for similar terms
                                               and maturities or future cash
                                               flows discounted at current rates

Cost investments in                            Future cash flows discounted
unconsolidated businesses                      at current rates, market
and notes receivable                           quotes for similar instruments or
                                               other valuation models

Interest rate swap and other                   Gains or losses to terminate
agreements                                     agreements or amounts paid
                                               to replicate agreements at
                                               current rates

Foreign currency forward                       Market quotes or gains or losses
and option contracts                           to terminate agreements




















                                                           (Dollars in Millions)
                                             1997                          1996
                           -----------------------------------------------------
                            Carrying         Fair        Carrying          Fair
At December 31,               Amount        Value          Amount         Value
--------------------------------------------------------------------------------
Debt                       $19,437.7    $19,988.9       $17,981.8     $18,150.7
Cost investments
 in unconsolidated
 businesses                  1,693.0      1,464.6         1,785.3       1,968.5
Notes receivable, net           32.9         33.2            93.6          93.8
Interest rate swap
 and other agreements:
  Assets                        26.3         31.8            11.8          23.0
  Liabilities                   24.8         31.8            39.5          53.3
Foreign currency
 forward and
 option contracts:*
  Assets                          .2           --            19.9          19.9
  Liabilities                     .2           .2             2.3           2.3
                           -----------------------------------------------------

* No position in any individual foreign currency exceeded $.2 million at December 31, 1997 and $19.8 million at December 31, 1996. The carrying amounts shown for derivatives include deferred gains and losses.

Our investment in Viacom, which is included in "Cost investments in unconsolidated businesses" in the table above, is in a preferred stock which is not publicly traded, and therefore the fair value indicated above includes amounts calculated using certain theoretical convertible valuation models. These models, however, do not ascribe or attribute any value to any strategic aspect of the investment. We were unable to determine the fair value of other investments, with carrying values of $183.3 million and $195.7 million at December 31, 1997 and 1996, without incurring excessive costs.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


    ----------------------------------------------------------------------------
11. MINORITY INTEREST
    ----------------------------------------------------------------------------

                                                           (Dollars in Millions)
At December 31,                                1997                        1996
--------------------------------------------------------------------------------
Portion subject to
 redemption requirements                   $  618.3                    $1,504.4
Portion nonredeemable                         292.9                       509.8
                                           -------------------------------------
                                           $  911.2                    $2,014.2
                                           =====================================

UNITED KINGDOM OPERATIONS

As a result of the transfer of our interests in cable television and telecommunications operations in the United Kingdom to CWC in the second quarter of 1997, we now account for this investment under the equity method (see Note
6). Prior to this transaction, we included the accounts of these operations in our consolidated financial statements. The change in Minority Interest from 1996 to 1997 is principally due to this transaction.

VIACOM MONETIZATION TRANSACTION

In connection with our investment in Viacom preferred stock (see Note 6), we entered into nonrecourse contracts whereby we raised capital based on the value of our investment in Viacom ("monetized" our investment) and realized proceeds of $100.0 million in 1995 and $500.0 million in 1996. In order to accomplish this transaction, a fully consolidated subsidiary was created to manage and protect certain assets for sale or distribution at a later date. In order to induce an outside party to contribute cash in exchange for an interest in this subsidiary, we contributed certain financial assets as collateral. These assets included 12 million shares of Viacom preferred stock with a book value of $600.0 million and 22.4 million shares of our common stock. The outside party's contribution included $600.0 million in cash for an interest in the subsidiary which is reflected in Minority Interest in our consolidated balance sheets. The common stock held by the subsidiary is reflected as an issuance of common shares in 1995 and 1996 in our consolidated statement of changes in shareowners' investment and as Treasury Stock in our consolidated balance sheets.

The term of the monetization transaction is five years (ending December 31, 2000) at which time the outside party's interest in the subsidiary will be redeemed through the liquidation of the subsidiary's assets. We may, upon meeting certain funding requirements, elect to purchase the outside party's interest or terminate the transaction and cause the liquidation of all the assets.

Absent certain defaults or other defined events, only we have the option to unwind and liquidate the existing structure. The outside party has certain consent rights that could, under certain circumstances, limit our rights to acquire, sell, refinance or distribute the assets of our subsidiary or affect certain other fundamental changes in situations other than in the ordinary course of business. However, such rights are not expected to affect the management and control of these assets. In addition, absent certain defaults or other events, we have the right to refinance the transaction, purchase the outside party's interest and thereafter acquire, sell, refinance or distribute any remaining assets.

The outside party has certain rights to consent to or prohibit certain actions by our subsidiary, including changes in the basic structure, operations or assets. However, the outside party is not involved in managing the assets and only has recourse (absent certain defaults) for income or return of capital derived from the assets. The outside party does not have redemption rights but can cause liquidation upon the occurrence of a breach by us or our subsidiary of our undertakings, or the occurrence of certain other defined events.

OTHER MINORITY INTERESTS

Minority interest for 1997 and 1996 also included the minority interests in certain partnerships consolidated by Bell Atlantic Mobile. The minority partners' interest in Iusacell is reflected in 1997 as a result of consolidating our Iusacell investment in 1997 (see Note 6).

    ----------------------------------------------------------------------------
12. PREFERRED STOCK OF SUBSIDIARY
    ----------------------------------------------------------------------------

Our subsidiary Bell Atlantic New Zealand Holdings, Inc. (BANZHI) has the authority to issue 5,000,000 shares of Serial Preferred Stock. BANZHI has issued three series of preferred stock. BANZHI and another subsidiary indirectly own our investment in Telecom Corporation of New Zealand Limited.

In 1994, BANZHI issued 850,000 shares of Series A Preferred Stock at $100 per share with an annual dividend rate of $7.08 per share. In 1995, 600,000 shares of Series B Preferred Stock were issued at $100 per share with an annual dividend rate of $5.80 per share. At December 31, 1997, 95,000 shares ($9.5 million) of Series B Preferred Stock were held by a wholly owned subsidiary. Both series are subject to mandatory redemption on May 1, 2004 at a redemption price per share of $100, together with any accrued and unpaid dividends.

In 1997, 650,000 shares of Series C Variable Term Preferred Stock were issued at $100 per share. At December 31, 1997, these shares had an initial annual dividend rate of 4.40%.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


    ----------------------------------------------------------------------------
13. SHAREOWNERS' INVESTMENT
    ----------------------------------------------------------------------------

Our certificate of incorporation provides authority for the issuance of up to 250 million shares of Series Preferred Stock, $.10 par value, in one or more series, with such designations, preferences, rights, qualifications, limitations and restrictions as the Board of Directors may determine.

We are authorized to issue up to 2.25 billion shares of common stock.

On May 1, 1998, the Board of Directors declared a two-for-one split of Bell Atlantic common stock, effected in the form of a 100% stock dividend to shareholders of record on June 1, 1998. On June 29, 1998, shareholders of record received an additional share of common stock for each share of common stock held at the record date. We retained the par value of $.10 per share for all shares of common stock. All share and per share data have been adjusted to give retroactive recognition of this common stock split.

On January 23, 1996, the Board of Directors adopted a resolution ordering the redemption of all rights granted under our Shareholder Rights Plan, approved by the Board in 1989.

Shareholders of record as of April 10, 1996 were paid the redemption price of $.01 per Right ($.0025 per share after adjusting for stock splits) on May 1, 1996.

A portion of NYNEX's 1995 dividends was declared from Contributed Capital.

During 1995, we issued 185,796 shares of common stock to complete the terms of an acquisition of a cellular telephone system in 1992. Prior to delivery, these shares were carried in our consolidated balance sheets as Common Stock Issuable.

    ----------------------------------------------------------------------------
14. EARNINGS PER SHARE
    ----------------------------------------------------------------------------

Basic earnings per common share are based on the weighted-average number of shares outstanding during the year. Diluted earnings per common share include the dilutive effect of shares issuable under our stock-based compensation plans, which represent the only potential dilutive common shares.

The number of shares included in the diluted earnings per share computation for potential common shares issuable under stock-based compensation plans was 19.3 million in 1997, 13.6 million in 1996 and 7.8 million in 1995.

Stock options to purchase 0.1 million, 29.9 million and 0.1 million shares of common stock were outstanding at December 31, 1997, 1996 and 1995, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

    ----------------------------------------------------------------------------
15. STOCK INCENTIVE PLANS
    ----------------------------------------------------------------------------

We have stock-based compensation plans that include fixed stock option and performance-based share plans. We apply APB Opinion No. 25 and related interpretations in accounting for our plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our fixed stock option plans. Compensation expense charged to income for our performance-based share plans was $23.4 million in 1997, $10.6 million in 1996 and $8.7 million in 1995. If we had elected to recognize compensation expense based on the fair value at the grant dates for 1995 and subsequent fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:



                                           (Dollars in Millions, Except Per Share Amounts)
Years Ended December 31,                                      1997        1996       1995
------------------------------------------------------------------------------------------
Net income (loss)                        As reported    $  2,454.9  $  3,402.0  $   (96.8)
                                         Pro forma         2,393.6     3,355.8     (117.8)

Basic earnings (loss) per share          As reported    $     1.58  $     2.20  $    (.06)
                                         Pro forma            1.54        2.17       (.08)

Diluted earnings (loss) per share        As reported    $     1.56  $     2.18  $    (.06)
                                         Pro forma            1.52        2.15       (.08)
                                         -------------------------------------------------

These results may not be representative of the effects on pro forma net income for future years.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 15 continued

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                  1997               1996                  1995
--------------------------------------------------------------------------------
Dividend yield                    4.86%              4.72%                 5.75%
Expected volatility              14.87%             15.16%                15.62%
Risk-free interest rate           6.35%              5.42%                 7.61%
Expected lives (in years)            5                  5                     5
                                ------------------------------------------------

The weighted-average value of options granted was $4.30 per option during 1997, $2.96 per option during 1996 and $2.91 per option during 1995.

The NYNEX stock options outstanding and exercisable at the date of the merger were converted to Bell Atlantic stock options. The NYNEX option activity and share prices have been restated, for all years presented, to Bell Atlantic shares using the exchange ratio of 0.768 Bell Atlantic common stock to one share of NYNEX common stock. Our stock incentive plans are described below:

FIXED STOCK OPTION PLANS

We have fixed stock option plans for key management employees under which options to purchase Bell Atlantic common stock are granted at a price equal to the market price of the stock at the date of grant.

Under the 1985 Incentive Stock Option Plan (ISO Plan), key employees may be granted incentive and/or nonqualified stock options to purchase shares of common stock and certain key employees may receive reload options upon tendering shares of common stock to exercise options. In 1994, we adopted the Options Plus Plan. Under this plan, we granted nonqualified stock options to approximately 800 managers below the rank of officer in place of a portion of each such manager's annual cash bonus in 1994 and 1995. The Options Plus Plan was then discontinued. The Stock Compensation Plan for Outside Directors entitles each outside director to receive up to 5,000 stock options per year. Options are exercisable after three years or less and the maximum term is ten years.

Fixed stock option plans covering key management employees of the former NYNEX companies include the 1990 and the 1995 Stock Option Plans. The 1990 Stock Option Plan, which expired on December 31, 1994, permitted the grant of options through December 1994 to purchase shares of common stock. In January 1995, NYNEX established the 1995 Stock Option Plan which permits the grant of options no later than December 31, 1999 to purchase shares of common stock. Options under the 1995 Stock Option Plan are exercisable after three years or less and the maximum term is ten years.

In 1992, NYNEX established stock option plans for associates and for management employees other than those eligible to participate in the other stock option plans. These employees were granted options, with the number of options granted varying according to employee level, to purchase a fixed number of shares of common stock at the market price of the stock on the grant date. Options under this plan are exercisable after two years or less and the maximum term is ten years.

This table is a summary of the status of the fixed stock option plans:

                                                                      Weighted-
                                                                        Average
                                               Stock Options     Exercise Price
--------------------------------------------------------------------------------
Outstanding,
 December 31, 1994                                65,624,458             $22.40
Granted                                           12,466,246              24.85
Exercised                                         (8,131,022)             24.30
Canceled/forfeited                                (1,243,758)             25.76
                                               --------------
Outstanding,
 December 31, 1995                                68,715,924              24.93
Granted                                           31,866,368              33.28
Exercised                                         (8,889,406)             24.65
Canceled/forfeited                                (1,099,888)             31.51
                                               --------------
Outstanding,
 December 31, 1996                                90,592,998              27.93
Granted                                           15,670,210              33.10
Exercised                                        (26,238,090)             26.40
Canceled/forfeited                                  (885,184)             29.39
                                               --------------
Outstanding,
 December 31, 1997                                79,139,934              29.28
                                               ==============
Options exercisable,
 December 31:
1995                                              45,287,884              24.84
1996                                              56,482,864              27.68
1997                                              63,650,570              28.27

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 15 continued

The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                                             Stock Options Outstanding                   Stock Options Exercisable
                               --------------------------------------------------------             -------------------------------
                                             Weighted-Average
              Range of                              Remaining         Weighted-Average                            Weighted-Average
       Exercise Prices             Shares    Contractual Life           Exercise Price                  Shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------

          $15.00-19.99             39,416                   .7years             $17.74                  39,416              $17.74
           20.00-24.99         13,272,684                  4.6                   23.10              13,272,684               23.10
           25.00-29.99         24,565,982                  6.5                   25.99              23,510,228               25.94
           30.00-34.99         39,217,660                  8.4                   32.96              26,701,254               32.86
           35.00-39.99          1,725,752                  9.6                   37.78                 126,988               36.64
           40.00-44.99            270,226                  9.8                   42.02
           45.00-49.99             48,214                 10.0                   45.23
------------------------------------------                                                          -----------
           Total               79,139,934                  7.2                   29.28              63,650,570               28.27
==========================================                                                          ===========

PERFORMANCE-BASED SHARE PLANS

Our performance-based share plans provide for the granting of awards to certain key employees, including employees of the former NYNEX companies in the form of Bell Atlantic common stock. Employees receive the distribution of shares or cash at the end of the applicable performance measurement period or the employees elect to defer the distribution of the awards for one or more years. Awards are based on the total return of Bell Atlantic common stock in comparison to the total return on the stock of a number of other telecommunications companies and other strategic performance indicators. Authority to make new grants expired in December 1994. Final awards were credited to pre-merger employees of Bell Atlantic in January 1996 and to employees of the former NYNEX companies in March 1994.

We also have deferred compensation plans that allow certain employees and members of the Board of Directors to defer all or a portion of their compensation. Some of these plans provide for returns based on the performance of, and eventual settlement in, Bell Atlantic common stock. Compensation expense for all of these plans is recorded based on the fair market value of the shares as they are credited to participants' accounts.

Effective January 1, 1998, the Income Deferral Plan replaces all performance-based share plans, including the deferred compensation plans, and expands the award distribution options for these employees.

This table is a summary of the status of the share portion of our performance-based share plans:

                                                                         Shares
--------------------------------------------------------------------------------
Outstanding,
 December 31, 1994                                                    2,188,330
Additional shares credited                                              174,774
Shares distributed                                                     (386,998)
Canceled/forfeited                                                      (43,268)
                                                                   -------------
Outstanding,
 December 31, 1995                                                    1,932,838
Additional shares credited                                              121,398
Shares distributed                                                     (341,834)
Canceled/forfeited                                                     (460,116)
                                                                   -------------
Outstanding,
 December 31, 1996                                                    1,252,286
Additional shares credited                                              163,780
Shares distributed                                                     (210,084)
Canceled/forfeited                                                     (106,292)
                                                                   -------------
Outstanding,
 December 31, 1997                                                    1,099,690
                                                                   =============

A total of 180,560,000 shares may be distributed under the fixed stock option plans and the performance-based share plans. As of December 31, 1997 and 1996, a total of 69,615,880 and 72,633,060 shares of common stock were available for the granting of stock options under the fixed stock option plans and for distributions of shares under the performance-based share plans.

In addition to plans described above, Iusacell maintains a separate stock option plan for its key employees in which it awards options to acquire Iusacell common stock. The effect of this plan on our consolidated results of operations was not significant.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

    ----------------------------------------------------------------------------
16. EMPLOYEE BENEFITS
    ----------------------------------------------------------------------------

In 1997, following the completion of the merger, we continued to maintain separate benefit plans for employees of the former NYNEX companies. The assets of the Bell Atlantic and NYNEX pension and savings plans have been commingled in a master trust. The following disclosures present financial information for the combined Bell Atlantic and NYNEX benefit plans using weighted-average assumptions to calculate benefit costs and obligations. The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

Effective January 1, 1998, we established common pension and savings plans benefit provisions for all management employees. As a result, continuing NYNEX management employees will receive the same benefit levels as previously given under Bell Atlantic management plans. Pension and other postretirement benefits for our associate employees (approximately 70% of our work force) are subject to collective bargaining agreements, and no changes were bargained in 1997. Modifications in associate benefits have been bargained from time to time, and we may also periodically amend the benefits in the management plans. Substantive commitments for future amendments are reflected in the pension costs and benefit obligations.

PENSION PLANS

We sponsor noncontributory defined benefit pension plans covering substantially all of our management and associate employees. Benefits for associate employees are determined by a flat dollar amount per year of service according to job classification. Management employees are covered under cash balance plans with pension benefits determined by compensation credits related to age and service and interest credits on individual account balances. The cash balance plan covering the NYNEX management employees was adopted on September 5, 1997, with an effective date of December 31, 1997. The cash balance plan covering all other management employees became effective on December 31, 1995. Prior to this change, the pension benefit for management employees was based on a stated percentage of adjusted career average earnings.

Under the cash balance plan, each management employee's opening account balance was determined by converting the accrued pension benefit as of the effective date to a lump-sum amount based on the prior plan's provisions. The lump-sum value was then multiplied by a transition factor based on age and service to arrive at the opening balance.

Our objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities and real estate.

A summary of the components of pension cost is as follows:

                                                           (Dollars in Millions)
Years Ended December 31,                       1997          1996          1995
--------------------------------------------------------------------------------
Service cost                              $   355.8     $   398.6     $   343.8
Interest cost                               1,877.3       1,831.2       1,808.4
Actual return on
  plan assets                              (6,202.7)     (4,215.4)     (5,638.5)
Net amortization
  and deferral                              3,575.6       1,827.0       3,292.1
                                          --------------------------------------
Net periodic
  pension income                             (394.0)       (158.6)       (194.2)
Retirement incentive
  cost, net                                   397.1         216.3         422.3
Other gains, net                                 --            --        (103.9)
                                          --------------------------------------
Total pension cost                        $     3.1     $    57.7     $   124.2
                                          ======================================

The change in net periodic pension income from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), favorable returns on plan assets and plan amendments. We recognized retirement incentive costs in 1997, 1996 and 1995 as a result of work force reductions primarily through retirement incentives offered to management and associate employees of the former NYNEX companies. The costs were comprised of special termination benefits charges of $687.7 million in 1997, $481.3 million in 1996 and $723.5 million in 1995. These amounts were partially offset by curtailment gains of $221.8 million in 1997, $174.4 million in 1996 and $222.7 million in 1995 and by severance reserves of $68.8 million in 1997, $90.6 million in 1996 and $78.5 million in 1995. The severance reserves were established in 1993 and transferred to the pension liability as employees accepted the retirement incentive offer. Other gains represent net curtailment gains associated with the termination of pension benefits for certain employees in 1995.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 16 continued


The following table shows the pension plans' funded status reconciled with amounts in our consolidated balance sheets:

                                                           (Dollars in Millions)
At December 31,                                              1997          1996
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Benefits based on service to date
 and present salary levels
    Vested                                              $23,889.3     $21,389.6
    Nonvested                                             1,923.3       2,192.7
                                                        ------------------------
    Accumulated benefit obligation                       25,812.6      23,582.3
  Additional benefits related
   to estimated future salary levels                        919.4       1,353.4
                                                        ------------------------
    Projected benefit obligation                         26,732.0      24,935.7
                                                        ------------------------
Fair value of plan assets                                35,253.0      31,075.5
                                                        ------------------------
Plan assets in excess of
   projected benefit obligation                          (8,521.0)     (6,139.8)
Unrecognized net gain                                     9,521.4       7,025.4
Unamortized prior service cost                            1,493.1       1,465.9
Unamortized net transition asset                            439.0         520.9
Additional minimum liability
   for nonqualified plans                                    42.2          24.7
                                                        ------------------------
Accrued pension obligation                              $ 2,974.7     $ 2,897.1
                                                        ========================

We used the following weighted-average assumptions to calculate pension costs and benefit obligations:

At December 31,                                1997          1996          1995
--------------------------------------------------------------------------------
Discount rate                                  7.25%         7.75%         7.25%
Rate of future increases
 in compensation levels                        4.00          4.40          4.40
                                            ------------------------------------

In addition, the expected long-term rate of return on plan assets used to calculate pension costs for 1997, 1996 and 1995 was 8.90%, 8.60% and 8.60%.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Our postretirement health and life insurance benefit plans cover substantially all of our management and associate employees. Postretirement health benefit costs are based on comprehensive medical and dental plan provisions. Postretirement life insurance costs are based on annual basic pay at retirement.

In 1996, we restructured certain postretirement health and life insurance obligations and assets to create a single plan. The remaining postretirement benefits continue to be provided by separate plans. The restructure did not affect plan benefits or postretirement benefit costs or obligations.

We fund the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities and U.S. Government and corporate debt securities.

Postretirement benefit cost includes the following components:

                                                           (Dollars in Millions)
Years Ended December 31,                           1997        1996        1995
--------------------------------------------------------------------------------
Service cost                                    $  98.4     $ 122.5     $ 107.8
Interest cost                                     626.3       653.0       682.8
Actual return on
 plan assets                                     (673.3)     (358.3)     (525.3)
Net amortization
 and deferral                                     433.9       207.1       423.4
                                                --------------------------------
Net periodic
 postretirement
 benefit cost                                     485.3       624.3       688.7
Retirement incentive
 cost, net                                         89.5         4.4        71.6
Other gains, net                                      -           -       (17.2)
                                                --------------------------------
Total postretirement
 benefit cost                                   $ 574.8     $ 628.7     $ 743.1
                                                ================================

The change in net periodic postretirement benefit cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), changes in plan provisions, favorable medical claims experience and favorable returns on plan assets. We recognized retirement incentive costs in 1997, 1996 and 1995 as a result of work force reductions primarily through retirement incentives offered to management and associate employees of the former NYNEX companies. The costs were comprised of special termination benefit charges of $60.0 million in 1997, $39.8 million in 1996 and $72.9 million in 1995 and curtailment losses of $139.5 million in 1997, $95.7 million in 1996 and $45.0 million in 1995. These amounts were partially offset by postretirement medical benefit reserves of $110.0 million in 1997, $131.1 million in 1996 and $46.3 million in 1995. The postretirement medical reserves were established in 1993 and transferred to the postretirement benefit liability as employees accepted the retirement incentive offer. Other gains represent net curtailment gains associated with the termination of postretirement benefits for certain employees in 1995.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 16 continued


The following table shows the postretirement benefit plans' funded status reconciled with the amounts recognized in our consolidated balance sheets:

                                                           (Dollars in Millions)
At December 31,                                             1997           1996
--------------------------------------------------------------------------------

Accumulated postretirement
 benefit obligation (APBO):
  Retirees                                          $    6,018.2   $    5,683.7
  Fully eligible plan
   participants                                            884.7          877.3
  Other active plan
   participants                                          1,949.3        2,056.2
                                                    ----------------------------
  Total APBO                                             8,852.2        8,617.2
                                                    ----------------------------
Fair value of plan assets                                3,824.6        3,209.9
                                                    ----------------------------
APBO in excess of plan assets                            5,027.6        5,407.3
Unrecognized net gain                                    1,512.1        1,061.7
Unamortized prior service cost                            (192.3)        (224.7)
                                                    ----------------------------
Accrued postretirement
 benefit obligation                                 $    6,347.4   $    6,244.3
                                                    ============================

Total APBO by plan:
  Health and welfare                                $    7,957.9   $    7,815.1
  Life insurance                                           894.3          802.1
                                                    ----------------------------
   Total                                            $    8,852.2   $    8,617.2
                                                    ============================

Fair value of plan
 assets by plan:
  Health and welfare                                $    3,003.7   $    2,516.4
  Life insurance                                           820.9          693.5
                                                    ----------------------------
   Total                                            $    3,824.6   $    3,209.9
                                                    ============================

We used the following weighted-average assumptions to calculate the postretirement benefit costs and benefit obligations:

At December 31,                                    1997        1996        1995
--------------------------------------------------------------------------------

Discount rate                                      7.25%       7.75%       7.25%
Rate of future increases in
 compensation levels                               4.00        4.40        4.40
Medical cost trend rate:
 For the year ending                               6.50        8.30       10.30
 Ultimate (year 2001 for 1997,
  2008 for 1996 and 1995)                          5.00        4.75        4.75
Dental cost trend rate:
 For the year ending                               3.50        3.75        4.00
 Ultimate (year 2002)                              3.00        3.50        3.50
                                                --------------------------------

In addition, the expected long-term rate of return on plan assets used to calculate postretirement benefit costs for 1997, 1996 and 1995 was 8.70%, 8.35% and 8.35%. The medical cost trend rate significantly affects the reported postretirement benefit costs and benefit obligations. A one-percentage-point increase in the assumed health care cost trend rates for each future year would have increased 1997 postretirement benefit costs by $59.3 million and would have increased the accumulated postretirement benefit obligation as of December 31, 1997 by $649.6 million.

RETIREMENT INCENTIVES

In 1993, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pre-tax) for severance and postretirement medical benefits under a force reduction plan. Beginning in 1994, retirement incentives have been offered as a voluntary means of implementing substantially all of the work force reductions planned in 1993.

Since the inception of the retirement incentive program, additional costs totaled approximately $1,957 million (pre-tax) as of December 31, 1997, comprised of $513 million in 1997, $236 million in 1996, $514 million in 1995 and $694 million in 1994. These costs include the pension and postretirement benefit amounts shown in the tables above, as well as vacation pay costs and other items. As described above, the retirement incentive costs have been reduced by severance and postretirement medical benefits reserves established in 1993 and transferred to the pension and postretirement benefits liabilities as employees accepted the retirement incentive offer. As of December 31, 1997, the remaining reserves associated with the 1993 restructuring plan were approximately $39 million for employee severance and $54 million for postretirement medical benefits.

As of December 31, 1997, employees who have left the business under the retirement incentive program totaled 19,275, consisting of 9,329 management employees and 9,946 associate employees. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees is scheduled to end in August 1998.

SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

We sponsor savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in our company. Under these plans, we match a certain percentage of eligible employee contributions with shares of our common stock. We maintain three leveraged employee stock ownership plans (ESOPs). In 1989, two leveraged ESOPs were established to purchase our common stock and fund our matching contribution. In 1990, NYNEX established a leveraged ESOP to fund matching contributions to management employees and purchased shares of NYNEX common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 of a share of Bell Atlantic common stock to one share of NYNEX common stock.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 16 continued


The leveraged ESOP trusts established in 1989 were funded by the issuance of $790.0 million in ESOP Senior Notes. The annual interest rate on the ESOP Senior Notes is 8.17%. The ESOP Senior Notes are payable in semiannual installments, which began on January 1, 1990 and end in the year 2000. The NYNEX leveraged ESOP trust was established through a company loan of $450 million, the proceeds of which were used to purchase common shares of NYNEX stock held in treasury. NYNEX issued and guaranteed $450 million of 9.55% Debentures, the proceeds of which were principally used to repurchase common shares in the open market. The Debentures require annual payments of principal and are due on May 1, 2010. Interest payments are due semiannually. The leveraged ESOP trusts repay the debt, including interest, with funds from our contributions to the ESOP trusts, as well as dividends received on unallocated and allocated shares of common stock.

The obligations of the leveraged ESOP trusts, which we guarantee, are recorded as Long-term Debt and the offsetting deferred compensation is classified as a reduction of Shareowners' Investment. As the ESOP trusts make principal payments, we reduce the long-term debt balance. The deferred compensation balance is reduced by the amount of employee compensation recognized as the ESOP shares are allocated to participants.

Common stock is allocated from the leveraged ESOP trusts based on the proportion of principal and interest paid on ESOP debt in a year to the remaining principal and interest due over the term of the debt. At December 31, 1997, the number of unallocated and allocated shares of common stock was 22.3 million and 27.8 million. All leveraged ESOP shares are included in earnings per share computations.

We recognize leveraged ESOP cost based on the modified shares allocated method for the leveraged ESOP trusts that held securities before December 15, 1989 and the shares allocated method for the leveraged ESOP trust that held securities after December 15, 1989.

ESOP cost and trust activity consist of the following:


                                                           (Dollars in Millions)
Years Ended December 31,                      1997           1996          1995
--------------------------------------------------------------------------------
Compensation                                $105.4         $ 93.5        $ 88.4
Interest incurred                             57.0           69.4          84.4
Dividends                                    (36.9)         (42.1)        (47.0)
Other trust earnings and
 expenses, net                                 (.5)           (.2)          (.5)
                                            ------------------------------------
Net leveraged ESOP cost                      125.0          120.6         125.3
Additional (reduced)
 ESOP cost                                    (2.3)          14.6          19.2
                                            ------------------------------------
Total ESOP cost                             $122.7         $135.2        $144.5
                                            ====================================

Dividends received for
 debt service                               $ 66.7         $ 68.3        $ 69.7
                                            ====================================

Total company
 contributions to leveraged
 ESOP trusts                                $136.5         $141.8        $152.3
                                            ====================================

In addition to the ESOPs described above, we maintain savings plans for associate employees of the former NYNEX companies and certain other subsidiaries. Compensation expense associated with these savings plans was $71.1 million in 1997, $69.1 million in 1996 and $62.8 million in 1995.
























    ----------------------------------------------------------------------------
17. Income Taxes
    ----------------------------------------------------------------------------

The components of income tax expense from continuing operations are presented in the following table:

                                                           (Dollars in Millions)
Years Ended December 31,               1997              1996              1995*
--------------------------------------------------------------------------------
Current:
 Federal                           $1,207.4          $1,450.2          $1,602.3
 State and local                      222.2             195.4             234.8
                                   ---------------------------------------------
Total                               1,429.6           1,645.6           1,837.1
                                   ---------------------------------------------
Deferred:
 Federal                              279.2             235.9             (65.1)
 State and local                      (42.3)             48.3              51.3
                                   ---------------------------------------------
Total                                 236.9             284.2             (13.8)
                                   ---------------------------------------------
Investment tax credits                (38.1)            (57.3)            (70.5)
Other credits                         (99.2)            (90.2)            (43.9)
                                   ---------------------------------------------
Total income tax expense           $1,529.2          $1,782.3          $1,708.9
                                   =============================================

* Does not include the effect of investment tax credit amortization that was accelerated in connection with the discontinued application of SFAS No. 71.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 17 continued


During 1997, two states in our operating region enacted significant changes in their tax laws. In New Jersey, a law was enacted that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies. This resulted in a decrease in deferred state income tax expense of $75.4 million. In Maryland, a law was enacted that changed the determination of taxable income. This resulted in an increase in deferred state income tax expense of $8.3 million.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

Years Ended December 31,                        1997          1996         1995
--------------------------------------------------------------------------------
Statutory federal
 income tax rate                                35.0%         35.0%        35.0%
Investment tax credits                           (.6)          (.8)        (1.1)
Rate differential applied to
 reversing timing differences                     --            --          (.2)
State income taxes, net of
 federal tax benefits                            2.6           3.1          3.9
Other, net                                       1.4          (1.0)          .1
                                              ----------------------------------
Effective income tax rate                       38.4%         36.3%        37.7%
                                              ==================================

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:


                                                           (Dollars in Millions)
At December 31,                                     1997                   1996
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation                                  $ 3,564.5              $ 3,646.8
 Leveraged leases                                2,225.3                2,022.0
 Partnership investments                           329.9                  244.0
 Other                                           1,044.2                1,024.3
                                               ---------------------------------
                                                 7,163.9                6,937.1
                                               ---------------------------------
Deferred tax assets:
 Employee benefits                              (4,065.0)              (4,021.1)
 Investment tax credits                            (94.3)                (103.9)
 Allowance for uncollectible
  accounts receivable                             (117.4)                 (90.6)
 Other                                          (1,114.8)              (1,060.1)
                                               ---------------------------------
                                                (5,391.5)              (5,275.7)
                                               ---------------------------------
 Valuation allowance                                79.4                   44.8
                                               ---------------------------------
Net deferred tax liability                     $ 1,851.8              $ 1,706.2
                                               =================================

Deferred tax assets include approximately $3,125.8 million at December 31, 1997 and $2,740.2 million at December 31, 1996 related to postretirement benefit costs recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

The valuation allowance primarily represents tax benefits of capital loss carryforwards, certain state NOL carryforwards and other deferred tax assets which may expire unutilized. During 1997, the valuation allowance increased $34.6 million. This increase was primarily a result of a change in tax planning strategies.























    ----------------------------------------------------------------------------
18. ADDITIONAL FINANCIAL INFORMATION
    ----------------------------------------------------------------------------

The tables below provide additional financial information related to our consolidated financial statements:

INCOME STATEMENT INFORMATION

                                                                                             (Dollars in Millions)
Years Ended December 31,                                         1997                 1996                   1995
------------------------------------------------------------------------------------------------------------------
Interest expense incurred, net of amounts capitalized        $1,275.2             $1,124.1               $1,305.0
Capitalized interest                                             81.0                128.5                   73.2
Advertising expense                                             397.0                357.5                  314.8
                                                             -----------------------------------------------------

Interest expense incurred includes $45.2 million in 1997, $42.1 million in 1996 and $40.4 million in 1995 related to our lease financing business. Such interest expense is classified as Other Operating Expenses.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 18 continued


BALANCE SHEET INFORMATION


                                                                              (Dollars in Millions)
At December 31,                                                         1997                  1996
---------------------------------------------------------------------------------------------------
Accounts payable and accrued liabilities:
   Accounts payable                                            $     3,575.4        $      3,513.1
   Accrued expenses                                                  1,089.7               1,357.6
   Accrued vacation pay                                                618.1                 611.7
   Accrued salaries and wages                                          279.9                 236.7
   Interest payable                                                    245.8                 230.0
   Accrued taxes                                                       157.5                 211.5
                                                              -------------------------------------
Total                                                          $     5,966.4        $      6,160.6
                                                              =====================================
Other current liabilities:
   Advance billings and customer deposits                      $       643.0        $        638.3
   Dividend payable                                                    597.8                 574.8
   Other                                                               114.2                  92.0
                                                              -------------------------------------
Total                                                          $     1,355.0        $      1,305.1
                                                              =====================================

CASH FLOW INFORMATION


                                                                                                   (Dollars in Millions)
Years Ended December 31,                                                1997                  1996                 1995
------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
   Income taxes, net of amounts refunded                       $     1,402.8        $      1,667.9       $      1,668.1
   Interest, net of amounts capitalized                              1,215.4               1,162.5              1,307.5
Noncash investing and financing activities:
   Acquisition of plant under capital leases                            11.4                  16.4                 14.3
   Acquisition of plant through mortgage assumption                       --                  16.0                   --
   Common stock issued for performance-based share plans                10.0                  13.1                  8.1
   Common stock issued for dividend reinvestment plan                     --                  79.2                106.1
   Common stock issued and debt assumed for acquisitions                21.9                    --                 19.0
   Noncash investment in unconsolidated businesses                        --                   9.0                   --
   Contribution of net assets to unconsolidated businesses             681.8                    --                 16.4
   Accrued contributions to partnerships                                73.0                 220.1                139.8
                                                              ----------------------------------------------------------

    ----------------------------------------------------------------------------
19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    ----------------------------------------------------------------------------


                                                                            (Dollars in Millions, Except Per Share Amounts)
                         --------------------------------------------------------------------------------------------------
                                                           Income (Loss) Before Cumulative Effect of Change
                                                                         in Accounting Principle
                           Operating       Operating      ---------------------------------------------------          Net
Quarter Ended               Revenues          Income          Amount   Per Share-Basic** Per Share-Diluted**  Income (Loss)
---------------------------------------------------------------------------------------------------------------------------
1997:
   March 31              $   7,416.5     $   1,458.5      $    698.2        $      .45          $      .45     $     698.2
   June 30                   7,707.8         1,847.9           896.8               .58                 .57           896.8
   September 30*             7,373.9           421.0           (80.1)             (.05)               (.05)          (80.1)
   December 31               7,695.7         1,614.1           940.0               .61                 .60           940.0
                         --------------------------------------------------------------------------------------------------

1996:
   March 31              $   7,044.0     $   1,346.2      $    690.0        $      .44          $      .44     $     963.1
   June 30                   7,329.4         1,599.2           829.8               .54                 .53           829.8
   September 30              7,376.6         1,667.2           871.8               .56                 .56           871.8
   December 31               7,405.2         1,466.0           737.3               .48                 .47           737.3
                         --------------------------------------------------------------------------------------------------

* Results of operations for the third quarter of 1997 include merger-related costs (see Note 1).
**Per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

  We restated results of operations for 1996 and the first and second quarters of 1997 as a result of our merger with NYNEX which was accounted for as a pooling of interests (see Note 1).

  Income before cumulative effect of change in accounting principle per common share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BELL ATLANTIC CORPORATION



                              By: /s/  Mel Meskin
                                  ---------------
                                  Mel Meskin
                                  Vice President - Comptroller



Date: June 29, 1998