Form 10-Q/A
period 1998-03-31
BELL ATLANTIC CORP
filed 1998-06-29
CIK 732712

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 1


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

At March 31, 1998, 1,552,381,264 shares of the registrant's Common Stock were outstanding, after deducting 23,865,060 shares held in treasury (adjusted to reflect a two-for-one split on June 1, 1998).

================================================================================

Items 1 and 2 of Part I of the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 1998 are amended to reflect the two-for-one split of the Company's common stock declared by the Board of Directors on May 1, 1998 and payable on June 29, 1998 to shareowners of record on June 1, 1998.

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------

OPERATING REVENUES......................................  $7,651.1    $7,416.5
                                                          --------    --------

OPERATING EXPENSES
Employee costs, including benefits and taxes............   2,304.4     2,470.1
Depreciation and amortization...........................   1,410.5     1,371.3
Taxes other than income.................................     371.9       395.0
Other...................................................   1,852.3     1,721.6
                                                          --------    --------
                                                           5,939.1     5,958.0
                                                          --------    --------
OPERATING INCOME........................................   1,712.0     1,458.5
Income (Loss) from Unconsolidated Businesses............      22.8       (34.7)
Other Income and (Expense), Net.........................      13.8         9.6
Interest Expense........................................     310.0       329.5
                                                          --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM.....................................   1,438.6     1,103.9
Provision for Income Taxes..............................     529.0       405.7
                                                          --------    --------

INCOME BEFORE EXTRAORDINARY ITEM........................     909.6       698.2

EXTRAORDINARY ITEM
 Extinguishment of debt, net of tax.....................     (16.2)        ---
                                                          --------    --------
NET INCOME..............................................     893.4       698.2
Redemption of investee preferred stock..................      (2.5)        ---
                                                          --------    --------
Net income available to common shareowners..............  $  890.9    $  698.2
                                                          ========    ========

BASIC EARNINGS PER COMMON SHARE*
Income before extraordinary item........................  $    .58    $    .45
Extraordinary item......................................      (.01)        ---
                                                          --------    --------
Net Income..............................................  $    .57    $    .45
                                                          ========    ========
Weighted-average shares outstanding (in millions).......   1,553.0     1,551.5
                                                          ========    ========

DILUTED EARNINGS PER COMMON SHARE*
Income before extraordinary item........................  $    .57    $    .45
Extraordinary item......................................      (.01)        ---
                                                          --------    --------
Net Income..............................................  $    .56    $    .45
                                                          ========    ========
Weighted-average shares - diluted (in millions).........   1,578.6     1,565.2
                                                          ========    ========

See Notes to Condensed Consolidated Financial Statements.

* For the purposes of computing earnings per share amounts, income before extraordinary item and net income have been reduced by the amount of the premium paid on the redemption of preferred stock by an equity investee. All share and per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

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
                                                         =========  ============

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

-----------------------------------------------
Liabilities and Shareowners' Investment
-----------------------------------------------

                                                     March 31,    December 31,
                                                        1998          1997
                                                     ----------   ------------
CURRENT LIABILITIES
Debt maturing within one year......................  $  4,551.8   $    6,342.8
Accounts payable and accrued liabilities...........     5,628.0        5,966.4
Other..............................................     1,300.3        1,355.0
                                                     ----------   ------------
                                                       11,480.1       13,664.2
                                                     ----------   ------------

LONG-TERM DEBT.....................................    15,678.9       13,265.2
                                                     ----------   ------------

EMPLOYEE BENEFIT OBLIGATIONS.......................    10,042.7       10,004.4
                                                     ----------   ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................     2,145.3        2,106.2
Unamortized investment tax credits.................       243.5          250.7
Other..............................................       767.0          772.6
                                                     ----------   ------------
                                                        3,155.8        3,129.5
                                                     ----------   ------------

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
  REDEMPTION REQUIREMENTS..........................       918.6          911.2
                                                     ----------   ------------

PREFERRED STOCK OF SUBSIDIARY......................       200.5          200.5
                                                     ----------   ------------
SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none
 issued)...........................................         ---            ---
Common stock ($.10 par value; 1,576,246,324 shares
 and 1,576,052,790 shares issued)*.................       157.6          157.6
Contributed capital*...............................    13,270.8       13,176.8
Reinvested earnings................................     1,325.5        1,261.6
Accumulated other comprehensive loss...............      (648.7)        (553.3)
                                                     ----------   ------------
                                                       14,105.2       14,042.7
Less common stock in treasury, at cost.............       637.5          590.5
Less deferred compensation - employee stock
  ownership plans..................................       630.0          663.1
                                                     ----------   ------------
                                                       12,837.7       12,789.1
                                                     ----------   ------------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT......  $ 54,314.3   $   53,964.1
                                                     ==========   ============

* Adjusted to reflect a two-for-one stock split on June 1, 1998.

See Notes to Condensed Consolidated Financial Statements.

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statement of Changes in Shareowners' Investment
                                  (Unaudited)
                 (Dollars in Millions and Shares in Thousands)

                                                         Three Months Ended
                                                           March 31, 1998
                                                         ------------------

COMMON STOCK*                                            Shares    Amount
                                                         ------   ---------
Balance at beginning of period....................... 1,576,053   $   157.6
Shares issued:
   Employee plans....................................       193         ---
   Shareowner plans..................................       ---         ---
                                                      ---------   ---------
Balance at end of period............................. 1,576,246       157.6
                                                      ---------   ---------

CONTRIBUTED CAPITAL*
Balance at beginning of period.......................              13,176.8
Shares issued:
   Employee plans....................................                  90.6
Other................................................                   3.4
                                                                  ---------
Balance at end of period.............................              13,270.8
                                                                  ---------

REINVESTED EARNINGS
Balance at beginning of period.......................               1,261.6
Net income...........................................                 893.4
Dividends declared...................................                (598.2)
Shares issued:
   Employee plans....................................                (231.8)
Tax benefit of dividends paid to ESOPs...............                   3.0
Redemption of investee preferred stock...............                  (2.5)
                                                                  ---------
Balance at end of period.............................               1,325.5
                                                                  ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period.......................                (553.3)
Foreign currency translation adjustments, net of tax.                (102.1)
Unrealized gains on securities, net of tax...........                   6.7
                                                                  ---------
Balance at end of period.............................                (648.7)
                                                                  ---------

TREASURY STOCK*
Balance at beginning of period.......................    22,952       590.5
Shares purchased.....................................    12,731       605.0
Shares distributed:
   Employee plans....................................   (11,792)     (556.8)
   Shareowner plans..................................       (26)       (1.2)
                                                      ---------   ---------
Balance at end of period.............................    23,865       637.5
                                                      ---------   ---------

DEFERRED COMPENSATION - ESOPs
Balance at beginning of period.......................                 663.1
Amortization.........................................                 (33.1)
                                                                  ---------
Balance at end of period.............................                 630.0
                                                                  ---------

Total Shareowners' Investment........................             $12,837.7
                                                                  =========

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
                                        =======                        =======

3.  Earnings Per Share
--------------------------------------------------------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share.


(Dollars and Shares in Millions,
Except Per Share Amounts)                        Three Months Ended March 31,
--------------------------------                -----------------------------
                                                 1998                   1997
                                                -------                ------
Net Income Available to Common Shareowners:
 Income before extraordinary item               $909.6                 $698.2
 Extraordinary item                              (16.2)                   ---
                                               -------                -------
 Net income                                      893.4                  698.2
 Redemption of investee preferred stock           (2.5)                   ---
                                               -------                -------
 Net income available to common
  shareowners*                                  $890.9                 $698.2
                                               =======                =======

Basic Earnings Per Common Share:
 Weighted-average shares outstanding           1,553.0                1,551.5
                                               -------                -------
 Earnings per share - basic                     $  .57                 $  .45
                                               =======                =======

Diluted Earnings Per Common Share:
 Weighted-average shares outstanding           1,553.0                1,551.5
 Effect of dilutive securities                    25.6                   13.7
                                               -------                -------
 Weighted-average shares - diluted             1,578.6                1,565.2
                                               -------                -------
 Earnings per share - diluted                   $  .56                 $  .45
                                               =======                =======

* Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

  Stock options to purchase .8 million shares and 30.0 million shares of common stock were outstanding at March 31, 1998 and 1997, which were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.


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

7.  Subsequent Event - Common Stock Split
--------------------------------------------------------------------------------

On May 1, 1998, the Board of Directors declared a two-for-one split of Bell Atlantic common stock, effected in the form of a 100% stock dividend to shareholders of record on June 1, 1998 and payable on June 29, 1998. Shareholders of record received an additional share of common stock for each share of common stock held at the record date. We retained the par value of $.10 per share for all shares of common stock. The financial information (including share and per share data) contained in this report has been adjusted to give retroactive recognition of this common stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
(Tables shown in Dollars in Millions, Except Per Share Amounts)

------------------------------------
RESULTS OF OPERATIONS
------------------------------------


Our financial results for the first quarter of 1998 as compared to the first quarter of 1997 are summarized as follows:


Three months ended March 31                       1998       1997     % Change
--------------------------------------------------------------------------------
Operating revenues                              $7,651.1   $7,416.5        3.2%
Operating expenses                               5,939.1    5,958.0        (.3)
                                                -------------------
Operating income                                 1,712.0    1,458.5       17.4
Income (loss) from unconsolidated businesses        22.8      (34.7)       ---
Other income and (expense), net                     13.8        9.6       43.8
Interest expense                                   310.0      329.5       (5.9)
Provision for income taxes                         529.0      405.7       30.4
                                                -------------------
Income before extraordinary item                   909.6      698.2       30.3
Extraordinary item                                 (16.2)       ---        ---
                                                -------------------
Net income                                         893.4      698.2       28.0
Redemption of investee preferred stock              (2.5)       ---        ---
                                                -------------------
Net income available to common shareowners      $  890.9   $  698.2       27.6
                                                ===================

Basic earnings per share                           $ .57       $.45       26.7%
Diluted earnings per share                           .56        .45       24.4
--------------------------------------------------------------------------------

In the first quarter of 1998, our reported results included retirement incentive charges of $240.3 million ($146.8 million after-tax) compared to $386.8 million ($243.6 million after-tax) in the first quarter of 1997. For additional information about our retirement incentive program, see "Retirement Incentives" on page 14.

  We also incurred merger-related transition and integration costs of $8.4 million ($5.2 million after-tax) in the first quarter of 1998. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX following the completion of the merger in August 1997, and we expect over the three years following the closing of the merger that such costs will aggregate between $400 million to $500 million (pre-tax).

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

Cash Flows Used In Financing Activities
--------------------------------------------------------------------------------
As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarter of 1998, we announced a quarterly cash dividend of $.385 per share.

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


                                      BELL ATLANTIC CORPORATION


Date:  June 29, 1998                   By  /s/ Mel Meskin
                                         ------------------------
                                         Mel Meskin
                                         Vice President - Comptroller
                                         (Principal Accounting Officer)