Form 10-Q
period 1998-06-30
BELL ATLANTIC CORP
filed 1998-08-13
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


        (Mark one)
      [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

At June 30, 1998, 1,553,473,710 shares of the registrant's Common Stock were outstanding, after deducting 22,772,614 shares held in treasury.

================================================================================

------------------------------------------------
Table of Contents
------------------------------------------------


Item No.                                                                                       Page

Part I. Financial Information
----------------------------------------------------------------------------------------------------
1. Financial Statements

    Condensed Consolidated Statements of Income
     For the three and six months ended June 30, 1998 and 1997.............................     2-3

    Condensed Consolidated Balance Sheets
     June 30, 1998 and December 31, 1997...................................................     4-5

    Condensed Consolidated Statement of Changes in Shareowners' Investment
     For the six months ended June 30, 1998................................................       6

    Condensed Consolidated Statements of Cash Flows
     For the six months ended June 30, 1998, and 1997......................................       7

    Notes to Condensed Consolidated Financial Statements...................................    8-11

2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................................................   12-24

3. Quantitative and Qualitative Disclosures About Market Risk..............................      24

Part II. Other Information
----------------------------------------------------------------------------------------------------

1. Legal Proceedings.......................................................................      25

4. Submission of Matters to a Vote of Security Holders.....................................      25

6. Exhibits and Reports on Form 8-K........................................................      26

---------------------------------------------------
Part I - Financial Information
---------------------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                          Three Months Ended
                                                               June 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------

OPERATING REVENUES.....................................  $7,927.8     $7,707.8
                                                         --------     --------

OPERATING EXPENSES
Employee costs, including benefits and taxes...........   2,116.0      2,149.0
Depreciation and amortization..........................   1,445.8      1,363.8
Taxes other than income................................     379.7        382.2
Other..................................................   2,033.7      1,964.9
                                                         --------     --------
                                                          5,975.2      5,859.9
                                                         --------     --------
OPERATING INCOME.......................................   1,952.6      1,847.9
Loss from Unconsolidated Businesses....................     (25.5)       (80.7)
Other Income and (Expense), Net........................      41.8        (16.1)
Interest Expense.......................................     363.1        291.1
                                                         --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM....................................   1,605.8      1,460.0
Provision for Income Taxes.............................     578.6        563.2
                                                         --------     --------

INCOME BEFORE EXTRAORDINARY ITEM.......................   1,027.2        896.8

EXTRAORDINARY ITEM
 Extinguishment of debt, net of tax...................       (6.3)         ---
                                                         --------     --------

NET INCOME.............................................  $1,020.9     $  896.8
                                                         ========     ========

BASIC EARNINGS PER COMMON SHARE
Income before extraordinary item.......................  $    .66     $    .58
Extraordinary item.....................................       ---          ---
                                                         --------     --------
Net Income.............................................  $    .66     $    .58
                                                         ========     ========
Weighted-average shares outstanding (in
 millions).............................................   1,552.9      1,551.5
                                                         ========     ========
DILUTED EARNINGS PER COMMON SHARE
Income before extraordinary item.......................  $    .65     $    .57
Extraordinary item.....................................       ---          ---
                                                         --------     --------
Net Income.............................................  $    .65     $    .57
                                                         ========     ========
Weighted-average shares - diluted (in
 millions).............................................   1,578.3      1,568.4
                                                         ========     ========


Dividends declared per common share....................  $   .385     $    .37
                                                         ========     ========

See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                           1998        1997
                                                         ---------   ---------

OPERATING REVENUES.....................................  $15,578.9   $15,124.3
                                                         ---------   ---------

OPERATING EXPENSES
Employee costs, including benefits and taxes...........    4,420.4     4,619.1
Depreciation and amortization..........................    2,856.3     2,735.1
Taxes other than income................................      751.6       777.2
Other..................................................    3,886.0     3,686.5
                                                         ---------   ---------
                                                          11,914.3    11,817.9
                                                         ---------   ---------
OPERATING INCOME.......................................    3,664.6     3,306.4
Loss from Unconsolidated Businesses....................       (2.7)     (115.4)
Other Income and (Expense), Net........................       55.6        (6.5)
Interest Expense.......................................      673.1       620.6
                                                         ---------   ---------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM....................................    3,044.4     2,563.9
Provision for Income Taxes.............................    1,107.6       968.9
                                                         ---------   ---------

INCOME BEFORE EXTRAORDINARY ITEM.......................    1,936.8     1,595.0

EXTRAORDINARY ITEM
 Extinguishment of debt, net of tax....................      (22.5)        ---
                                                         ---------   ---------
NET INCOME.............................................    1,914.3     1,595.0
Redemption of investee preferred stock.................       (2.5)        ---
                                                         ---------   ---------
Net income available to common shareowners.............  $ 1,911.8   $ 1,595.0
                                                         =========   =========
BASIC EARNINGS PER COMMON SHARE*
Income before extraordinary item.......................  $    1.24   $    1.03
Extraordinary item.....................................       (.01)        ---
                                                         ---------   ---------
Net Income.............................................  $    1.23   $    1.03
                                                         =========   =========

Weighted-average shares outstanding (in millions)......    1,552.9     1,551.4
                                                         =========   =========

DILUTED EARNINGS PER COMMON SHARE*
Income before extraordinary item.......................  $    1.22   $    1.02
Extraordinary item.....................................       (.01)        ---
                                                         ---------   ---------
Net Income.............................................  $    1.21   $    1.02
                                                         =========   =========

Weighted-average shares - diluted (in millions)........    1,578.4     1,566.7
                                                         =========   =========


Dividends declared per common share....................  $     .77   $     .74
                                                         =========   =========

See Notes to Condensed Consolidated Financial Statements.

* For purposes of computing earnings per share amounts, income before extraordinary item and net income have been reduced by the amount of the premium paid on the redemption of preferred stock by an equity investee.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in Millions)


--------------------------------------
Assets
--------------------------------------
                                                         June 30,   December 31,
                                                           1998         1997
                                                       -----------  ------------
CURRENT ASSETS
Cash and cash equivalents............................    $   303.1     $   322.8
Short-term investments...............................        423.4         720.6
Accounts receivable, net of allowances of $649.1 and
 $611.9..............................................      6,467.3       6,340.8
Inventories..........................................        604.9         550.3
Prepaid expenses.....................................        608.6         634.0
Other................................................        595.5         432.3
                                                         ---------     ---------
                                                           9,002.8       9,000.8
                                                         ---------     ---------
PLANT, PROPERTY AND EQUIPMENT........................     80,184.9      77,437.2
Less accumulated depreciation........................     44,383.1      42,397.8
                                                         ---------     ---------
                                                          35,801.8      35,039.4
                                                         ---------     ---------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES.............      5,224.8       5,144.2
OTHER ASSETS.........................................      4,686.3       4,779.7
                                                         ---------     ---------
TOTAL ASSETS.........................................    $54,715.7     $53,964.1
                                                         =========     =========

See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)


--------------------------------------------
Liabilities and Shareowners' Investment
--------------------------------------------

                                                            June 30,   December 31,
                                                              1998         1997
                                                           ---------   ------------
CURRENT LIABILITIES
Debt maturing within one year..........................    $ 4,352.8      $ 6,342.8
Accounts payable and accrued liabilities...............      6,103.4        5,966.4
Other..................................................      1,362.9        1,355.0
                                                           ---------      ---------
                                                            11,819.1       13,664.2
                                                           ---------      ---------

LONG-TERM DEBT.........................................     15,503.2       13,265.2
                                                           ---------      ---------

EMPLOYEE BENEFIT OBLIGATIONS...........................      9,914.8       10,004.4
                                                           ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..................................      2,259.5        2,106.2
Unamortized investment tax credits.....................        236.3          250.7
Other..................................................        698.4          772.6
                                                           ---------      ---------
                                                             3,194.2        3,129.5
                                                           ---------      ---------

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
 REDEMPTION REQUIREMENTS...............................        913.7          911.2
                                                           ---------      ---------

PREFERRED STOCK OF SUBSIDIARY..........................        200.5          200.5
                                                           ---------      ---------
SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued)...          ---            ---
Common stock ($.10 par value; 1,576,246,324 shares
 and 1,576,052,790 shares issued)......................        157.6          157.6
Contributed capital....................................     13,286.5       13,176.8
Reinvested earnings....................................      1,698.2        1,261.6
Accumulated other comprehensive loss...................       (789.4)        (553.3)
                                                           ---------      ---------
                                                            14,352.9       14,042.7
Less common stock in treasury, at cost.................        583.6          590.5
Less deferred compensation - employee stock
 ownership plans.......................................        599.1          663.1
                                                           ---------      ---------
                                                            13,170.2       12,789.1
                                                           ---------      ---------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT..........    $54,715.7      $53,964.1
                                                           =========      =========


See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Changes in Shareowners' Investment
                                  (Unaudited)
                 (Dollars in Millions and Shares in Thousands)


                                                           Six Months Ended
                                                            June 30, 1998
                                                        ----------------------
COMMON STOCK                                             Shares       Amount
                                                        ---------    ---------
Balance at beginning of period........................  1,576,053       $157.6
Shares issued:
 Employee plans.......................................        193          ---
                                                        ---------    ---------
Balance at end of period..............................  1,576,246        157.6
                                                        ---------    ---------

CONTRIBUTED CAPITAL
Balance at beginning of period........................                13,176.8
Shares issued:
 Employee plans.......................................                   106.3
Other.................................................                     3.4
                                                                     ---------
Balance at end of period..............................                13,286.5
                                                                     ---------

REINVESTED EARNINGS
Balance at beginning of period........................                 1,261.6
Net income............................................                 1,914.3
Dividends declared....................................                (1,196.4)
Shares issued:
 Employee plans.......................................                  (284.6)
Tax benefit of dividends paid to ESOPs................                     5.8
Redemption of investee preferred stock................                    (2.5)
                                                                     ---------
Balance at end of period..............................                 1,698.2
                                                                     ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period........................                  (553.3)
Foreign currency translation adjustments, net of tax..                  (247.4)
Unrealized gains on securities, net of tax............                    11.3
                                                                     ---------
Balance at end of period..............................                  (789.4)
                                                                     ---------

TREASURY STOCK
Balance at beginning of period........................     22,952        590.5
Shares purchased......................................     13,791        655.3
Shares distributed:
 Employee plans.......................................    (13,941)      (660.9)
 Shareowner plans.....................................        (26)        (1.2)
 Acquisition agreements...............................         (3)         (.1)
                                                        ---------    ---------
Balance at end of period..............................     22,773        583.6
                                                        ---------    ---------

DEFERRED COMPENSATION - ESOPs
Balance at beginning of period........................                   663.1
Amortization..........................................                   (64.0)
                                                                     ---------
Balance at end of period..............................                   599.1
                                                                     ---------

Total Shareowners' Investment.........................               $13,170.2
                                                                     =========


See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Millions)

                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                            1998        1997
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................     $ 1,914.3   $ 1,595.0
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization...................       2,856.3     2,735.1
     Extraordinary item, net of tax..................          22.5         ---
     Loss from unconsolidated businesses.............           2.7       115.4
     Dividends received from unconsolidated
       businesses....................................          88.1        97.8
     Amortization of unearned lease income...........         (57.5)      (52.5)
     Deferred income taxes, net......................         118.1        85.5
     Investment tax credits..........................         (14.5)      (21.4)
     Other items, net................................         101.2        (5.9)
     Changes in certain assets and liabilities, net
       of effects from acquisition/disposition of
       businesses....................................        (158.5)     (732.9)
                                                          ---------   ---------
Net cash provided by operating activities............       4,872.7     3,816.1
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................         299.9        66.1
Additions to plant, property and equipment...........      (3,483.8)   (3,074.8)
Proceeds from sale of plant, property and
  equipment..........................................           2.1        25.2
Investment in leased assets..........................         (26.8)      (83.2)
Proceeds from leasing activities.....................         105.6        47.0
Investment in notes receivable.......................           ---       (17.9)
Proceeds from notes receivable.......................          20.8        29.6
Proceeds from Telecom Corporation of New Zealand
  Limited share repurchase plan......................           ---        82.0
Investments in unconsolidated businesses, net........        (413.6)     (387.4)
Acquisition of businesses............................         (15.8)        ---
Proceeds from disposition of businesses..............           4.6       271.5
Other, net...........................................         (58.6)      (84.9)
                                                          ---------   ---------
Net cash used in investing activities................      (3,565.6)   (3,126.8)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.............................       2,990.1       151.3
Principal repayments of borrowings and capital
  lease obligations..................................        (209.2)     (349.6)
Early extinguishment of debt.........................        (590.0)        ---
Net change in short-term borrowings with original
  maturities of three months or less.................      (2,031.9)    1,026.4
Dividends paid.......................................      (1,188.3)   (1,158.6)
Proceeds from sale of common stock...................         375.5       310.5
Purchase of common stock for treasury................        (655.3)     (390.6)
Minority interest....................................           ---         (.1)
Reduction in preferred stock of subsidiary...........           ---       (10.0)
Net change in outstanding checks drawn on
  controlled disbursement accounts...................         (17.7)     (332.1)
                                                          ---------   ---------
Net cash used in financing activities................      (1,326.8)     (752.8)
                                                          ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS................         (19.7)      (63.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......         322.8       249.4
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............     $   303.1   $   185.9
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


2.    Common Stock Split
--------------------------------------------------------------------------------

On May 1, 1998, the Board of Directors declared a two-for-one split of Bell Atlantic common stock, effected in the form of a 100% stock dividend to shareholders of record on June 1, 1998 and payable on June 29, 1998. Shareholders of record received an additional share of common stock for each share of common stock held at the record date. We retained the par value of $.10 per share for all shares of common stock. The prior period financial information (including share and per share data) contained in this report has been adjusted to give retroactive recognition to this common stock split.


3.    Comprehensive Income
--------------------------------------------------------------------------------

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

  The components of total comprehensive income for interim periods are presented in the following table:


(Dollars in Millions)                                            Three Months Ended June 30,              Six Months Ended June 30,
---------------------                                            ---------------------------              -------------------------
                                                                    1998             1997                    1998           1997
                                                                    ----             ----                    ----           ----
Net income                                                      $1,020.9         $  896.8                $1,914.3       $1,595.0
                                                                --------         --------                --------       --------
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax            (145.3)           (73.1)                 (247.4)        (173.5)
  Unrealized gains (losses) on securities, net of tax                4.6             (2.4)                   11.3           (3.4)
                                                                --------         --------                --------       --------
                                                                  (140.7)           (75.5)                 (236.1)        (176.9)
                                                                --------         --------                --------       --------
Total comprehensive income                                      $  880.2         $  821.3                $1,678.2       $1,418.1
                                                                ========         ========                ========       ========


4.  Earnings Per Share
--------------------------------------------------------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share.


(Dollars and Shares in Millions, Except Per Share Amounts)            Three Months Ended June 30,      Six Months Ended June 30,
----------------------------------------------------------             --------------------------      -------------------------
                                                                         1998             1997            1998             1997
                                                                         ----             ----            ----             ----
Net Income Available to Common Shareowners:
Income before extraordinary item                                      $1,027.2         $  896.8        $1,936.8         $1,595.0
Redemption of investee preferred stock                                     ---              ---            (2.5)             ---
                                                                      --------         --------        --------         --------
Income available to common shareowners*                                1,027.2            896.8         1,934.3          1,595.0
Extraordinary item                                                        (6.3)             ---           (22.5)             ---
                                                                      --------         --------        --------         --------
Net income available to common shareowners*                           $1,020.9         $  896.8        $1,911.8         $1,595.0
                                                                      ========         ========        ========         ========

Basic Earnings Per Common Share:
Weighted-average shares outstanding                                    1,552.9          1,551.5         1,552.9          1,551.4
                                                                      --------         --------        --------         --------
Income before extraordinary item per share - basic                    $    .66         $    .58        $   1.24         $   1.03
Extraordinary item                                                         ---              ---            (.01)             ---
                                                                      --------         --------        --------         --------
Earnings per share-basic                                              $    .66         $    .58        $   1.23         $   1.03
                                                                      ========         ========        ========         ========

Diluted Earnings Per Common Share:
Weighted-average shares outstanding                                    1,552.9          1,551.5         1,552.9          1,551.4
Effect of dilutive securities                                             25.4             16.9            25.5             15.3
                                                                      --------         --------        --------         --------
Weighted-average shares - diluted                                      1,578.3          1,568.4         1,578.4          1,566.7
                                                                      --------         --------        --------         --------
Income before extraordinary item per share - diluted                  $    .65         $    .57        $   1.22         $   1.02
Extraordinary item                                                         ---              ---            (.01)             ---
                                                                      --------         --------        --------         --------
Earnings per share-diluted                                            $    .65         $    .57        $   1.21         $   1.02
                                                                      ========         ========        ========         ========


*Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

  The diluted earnings per share computation excludes the effect of stock options when their exercise price is greater than the average market price of the common shares. For the three and six month periods ended June 30, 1998 and 1997, options for 1.0 million and 9.0 million shares were not included in the diluted earnings per share computation.


5.  Debt
--------------------------------------------------------------------------------

In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% exchangeable notes (TCNZ Exchangeable Notes) due on April 1, 2003. The notes are exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) stock at the option of the holder beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the time of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the notes are callable at our option at 102.3% of the principal amount, and thereafter and prior to maturity at 101.15%. The proceeds of the offering were used for the repayment of a portion of our short-term debt. We currently own 24.95% of TCNZ.

  The TCNZ Exchangeable Notes have the benefit of a Support Agreement, dated February 1, 1998, between Bell Atlantic and FSI in which Bell Atlantic guarantees the payment of interest, premium (if any), principal and the cash value of exchange property related to these notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI, dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $383.8 million at June 30, 1998) should FSI fail to pay. The holders of FSI's debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ, however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $14.0 billion at June 30, 1998.

Early Extinguishments of Long-Term Debt

In the first half of 1998, we recorded extraordinary charges totaling $22.5 million (net of an income tax benefit of $12.1 million) associated with the following early extinguishments of long-term debt:

    In January 1998, New York Telephone Company, an operating telephone subsidiary, issued $250.0 million of 6.125% debentures due on January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem at a premium $200.0 million of 7.75% refunding mortgage bonds due in 2006. Fiberoptic Link Around the Globe, Ltd., an affiliate accounted for under the equity method, redeemed $615.0 million of debt at a premium in February 1998. In the first quarter of 1998, we recorded extraordinary charges totaling $16.2 million (net of income tax benefit of $8.8 million) related to these redemptions.

    In April 1998, New York Telephone Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of these issuances were used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009. In June 1998, Bell Atlantic - West Virginia, Inc., another operating telephone subsidiary, redeemed $40.0 million
of 7.25% debentures due in 2009.   In the second quarter of 1998, we recorded
extraordinary charges totaling $6.3 million (net of an income tax benefit of $3.3 million) related to these redemptions.

    On July 24, 1998, Bell Atlantic - Washington, D.C., Inc. announced it will redeem $60.0 million of 7.75% debentures due in 2013 on August 24, 1998. In connection with this redemption, we will record an extraordinary charge of $1.0 million in the third quarter of 1998.


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


7.  Proposed Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------

Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

    We expect the merger to qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.


8.  Bell Atlantic/CWC Exchangeable Notes
--------------------------------------------------------------------------------

On August 5, 1998, FSI entered into an agreement to issue $3,180.0 million of 4.25% notes exchangeable into ordinary shares of Cable & Wireless Communications plc (CWC). The notes will mature on September 15, 2005. The exchange price was established at a 28.2% premium to the CWC share price at the time of the offering. The notes are noncallable until September 15, 2002, and are not exchangeable by investors prior to July 1, 2002. Upon exchange by investors, we retain the option to settle in cash or delivery of shares. We currently own 18.5% of CWC. We expect the transaction to close in August 1998.

9.  Recent Accounting Pronouncements
--------------------------------------------------------------------------------

Costs of Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

    Our operating telephone subsidiaries currently capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. We are currently evaluating the provisions of SOP 98-1 and we have not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

Costs of Start-up Activities

In April 1998, the AICPA also issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. We do not expect the adoption of SOP 98-5 to have a material effect on our consolidated results of operations or financial condition.

Employee Benefit Disclosures

The Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. We are required to provide the new disclosures for the first time in our 1998 Annual Report to shareowners. The adoption of SFAS No. 132 will have no impact on our consolidated results of operations or financial condition.

Derivatives and Hedging Activities

The FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
(Tables shown in Dollars in Millions, Except Per Share Amounts)

-----------------------------------
RESULTS OF OPERATIONS
-----------------------------------

Our financial results for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997, are summarized as follows:


                                                         Three Months                Six Months                     % Change
                                                      -------------------       --------------------           ------------------
For the Period Ended June 30,                          1998         1997         1998          1997             QTR          YTD
------------------------------------------------------------------------------------------------------------------------------------

Operating revenues                                   $7,927.8     $7,707.8     $15,578.9     $15,124.3          2.9%         3.0%
Operating expenses                                    5,975.2      5,859.9      11,914.3      11,817.9          2.0           .8
                                                     -------------------------------------------------
Operating income                                      1,952.6      1,847.9       3,664.6       3,306.4          5.7         10.8
Loss from unconsolidated businesses                     (25.5)       (80.7)         (2.7)       (115.4)        68.4         97.7
Other income and (expense), net                          41.8        (16.1)         55.6          (6.5)         ---          ---
Interest expense                                        363.1        291.1         673.1         620.6         24.7          8.5
Provision for income taxes                              578.6        563.2       1,107.6         968.9          2.7         14.3
                                                     -------------------------------------------------
Income before extraordinary item                      1,027.2        896.8       1,936.8       1,595.0         14.5         21.4
Extraordinary item                                       (6.3)         ---         (22.5)          ---          ---          ---
                                                     -------------------------------------------------
Net income                                            1,020.9        896.8       1,914.3       1,595.0         13.8         20.0
Redemption of investee preferred stock                    ---          ---          (2.5)          ---          ---          ---
                                                     -------------------------------------------------
Net income available to common shareowners           $1,020.9     $  896.8      $1,911.8      $1,595.0         13.8         19.9
                                                     =================================================
Basic earnings per share                             $    .66     $    .58      $   1.23      $   1.03         13.8%        19.4%
Diluted earnings per share                                .65          .57          1.21          1.02         14.0         18.6
------------------------------------------------------------------------------------------------------------------------------------



In the second quarter of 1998, our reported results included retirement incentive charges of $34.2 million ($21.3 million after-tax or $.01 diluted earnings per share), compared to $47.4 million ($30.3 million after-tax or $.02 diluted earnings per share) in the second quarter of 1997. For the first six months of 1998, retirement incentive charges were $274.5 million ($168.0 million after-tax or $.11 diluted earnings per share), compared to $434.2 million ($273.9 million after-tax or $.17 diluted earnings per share) in the first half of 1997. For additional information about our retirement incentive program, see "Retirement Incentives" on page 17.

  We also incurred merger-related transition and integration costs of $46.2 million ($28.6 million after-tax or $.02 diluted earnings per share) for the three month period ended June 30, 1998 and $54.6 million ($33.9 million after-tax or $.02 diluted earnings per share) for the six month period ended June 30, 1998. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX following the completion of the merger of the two companies in August 1997. We expect over the three years following the closing of the Bell Atlantic - NYNEX merger that such costs will aggregate between $400 million and $500 million (pre-tax).

  These and other items affecting the comparison of our results of operations for the three and six month periods ended June 30, 1998 and 1997 are discussed in the following sections. You should read this Management's Discussion and Analysis in conjunction with our 1997 Annual Report.

  All prior period share and per share amounts have been adjusted to reflect a two-for-one common stock split declared and paid in the second quarter of 1998.

-----------------------------------
 Operating Revenues
-----------------------------------

                                         Three Months           Six Months
                                      ------------------   --------------------
For the Period Ended June 30,           1998      1997       1998        1997
--------------------------------------------------------------------------------
Local services                        $3,462.4  $3,342.0  $ 6,794.0   $ 6,452.3
Network access services                1,942.8   1,852.8    3,849.3     3,711.6
Long distance services                   474.2     561.4      976.1     1,131.4
Ancillary services                       453.8     441.2      923.5       896.9
Directory and information services       628.6     622.4    1,186.3     1,153.3
Wireless services                        943.7     823.6    1,800.1     1,597.7
Other services                            22.3      64.4       49.6       181.1
                                      ------------------------------------------
Total Operating Revenues              $7,927.8  $7,707.8  $15,578.9   $15,124.3
                                      ==========================================

Local Services Revenues
--------------------------------------------------------------------------------
  1998-1997                            Increase
--------------------------------------------------------------------------------
  Second Quarter            $120.4                   3.6%
--------------------------------------------------------------------------------
  Six Months                $341.7                   5.3%
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

  Higher usage of our network facilities was the primary reason for the increase in local services revenues in the second quarter and the six month period of 1998. This growth was generated by an increase in access lines in service of 4.4% from June 30, 1997. We had 40,827,000 access lines in service at June 30, 1998, compared to 39,112,000 access lines in service at June 30, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Access line numbers have been restated to include Primary Rate ISDN (Integrated Services Digital Network) channels. Higher revenues from private line and switched data services also contributed to the revenue growth in the three and six month periods of 1998.

  We also recognized higher revenues in both the 1998 periods from our public telephone, directory assistance and value-added services. Our value-added and directory assistance services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of our pay phones and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 were the principal reasons for the improvement in public telephone services revenues.

  In addition, local services revenue growth in the six month period was attributable, in part, to a prior year refund to customers resulting from the settlement of a state regulatory matter. The revenue impact of this refund was offset entirely by a corresponding increase in Other Operating Expenses due to the prior year reversal of an accrual.

  Revenue growth in the three and six month periods of 1998 from these factors was partially offset by price reductions on certain local services and the elimination of Touch-Tone service charges in several of our operating telephone subsidiaries.

Network Access Services Revenues
--------------------------------------------------------------------------------
  1998-1997                            Increase
--------------------------------------------------------------------------------
  Second Quarter            $ 90.0                   4.9%
--------------------------------------------------------------------------------
  Six Months                $137.7                   3.7%
--------------------------------------------------------------------------------

Network access services revenues are earned from carriers for their use of our local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to our network.

  Our network access services revenues grew in the three and six month periods of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 8.4% in the three month period and 8.5% in the six month period over the same periods in 1997. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of our network. Growth in access services revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998. This volume-related growth was partially offset by net price reductions mandated by federal and state price cap and incentive plans.

  Effective July 1, 1998, we implemented price decreases of approximately $175 million on an annual basis for interstate services in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in our 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the operating telephone subsidiaries' contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses.

  In April 1998, the New York State Public Service Commission ordered New York Telephone Company, an operating telephone subsidiary, to reduce access charges on intrastate toll calls by $94.2 million annually, beginning in the third quarter of 1998. This reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues from the federal universal service fund.

Long Distance Services Revenues
--------------------------------------------------------------------------------
  1998-1997                            (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $(87.2)                  (15.5)%
--------------------------------------------------------------------------------
  Six Months               $(155.3)                  (13.7)%
--------------------------------------------------------------------------------

Long distance services revenues are earned primarily from calls made outside a customer's local calling area but within the same service area of our operating telephone subsidiaries (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services outside of our region.

  The reduction in long distance services revenues in the second quarter and the six month period of 1998 was caused principally by increased competition for intraLATA toll services as a result of the introduction of presubscription during 1997 in many states throughout the region, including New Jersey in May 1997, Pennsylvania in July 1997, West Virginia in August 1997 and Delaware in September 1997. In those states where presubscription has been implemented, customers may now use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on long distance services revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of our network by these alternative providers.

  Price reductions on certain toll services as part of our response to competition also contributed to the decline in long distance services revenues in 1998. These revenue reductions were partially offset by higher calling volumes generated by an increase in access lines in service.

   We believe that competition for long distance services, including competitive pricing and customer selection of alternative providers of intraLATA toll services in the states currently offering presubscription, will continue to adversely affect revenue trends.

Ancillary Services Revenues
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter              $12.6                    2.9%
--------------------------------------------------------------------------------
  Six Months                  $26.6                    3.0%
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

  Higher ancillary services revenues in both the three and six month periods of 1998 were principally due to increased demand by long distance carriers for
billing and collection services.   Higher revenues from our systems integration
and voice messaging services also contributed to revenue growth in the first half of 1998 and, to a lesser extent, in the second quarter of 1998.

Directory and Information Services Revenues
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter              $ 6.2                    1.0%
--------------------------------------------------------------------------------
  Six Months                  $33.0                    2.9%
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

  Our directory and information services revenues grew in the three and six month periods of 1998 mainly because of higher pricing for our directory services and improved business volumes from our Internet services. Changes in the timing of publication dates of certain directories in 1997 and a decline in directory volumes in the second quarter of 1998 partially offset 1998 revenue growth.

Wireless Services Revenues
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter             $120.1                   14.6%
--------------------------------------------------------------------------------
  Six Months                 $202.4                   12.7%
--------------------------------------------------------------------------------

Wireless services consist of revenues generated from our consolidated subsidiaries that provide cellular and paging communications services.

  Improved revenue growth from our wireless businesses in both the 1998 periods was principally due to higher customer demand and usage of our domestic wireless services. Our domestic cellular customer base grew 17.1%, due, in part, to strong market growth for new digital services. Volume-related revenue growth from our domestic wireless subsidiary was partially offset by the effect of competitive pricing factors in response to competition. Higher revenues from our international wireless subsidiary in Mexico also contributed to revenue growth in 1998.

Other Services Revenues
--------------------------------------------------------------------------------
  1998-1997                              (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $ (42.1)                 (65.4)%
--------------------------------------------------------------------------------
  Six Months                $(131.5)                 (72.6)%
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

  The decline in other services revenues was caused primarily by reductions of revenue of approximately $26 million in the first quarter of 1998 and approximately $102 million year-to-date due to the effect of the CWC transaction.

-----------------------------------
 Operating Expenses
-----------------------------------

                                     Three Months            Six Months
                                  ------------------   --------------------
For the Period Ended June 30,       1998       1997       1998        1997
--------------------------------------------------------------------------------
Employee costs                    $2,116.0   $2,149.0  $ 4,420.4   $ 4,619.1
Depreciation and amortization      1,445.8    1,363.8    2,856.3     2,735.1
Taxes other than income              379.7      382.2      751.6       777.2
Other operating expenses           2,033.7    1,964.9    3,886.0     3,686.5
                                  -------------------------------------------
Total Operating Expenses          $5,975.2   $5,859.9  $11,914.3   $11,817.9
                                  ===========================================

For purposes of the following discussion, our network subsidiaries include our operating telephone subsidiaries, subsidiaries that provide centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and directory and information services.

Employee Costs
--------------------------------------------------------------------------------
  1998-1997                             (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $ (33.0)                 (1.5)%
--------------------------------------------------------------------------------
  Six Months                $(198.7)                 (4.3)%
--------------------------------------------------------------------------------

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

  Our employee costs were lower in the second quarter and first half of 1998 as a result of a decline in costs incurred in connection with our retirement incentive program and the effect of the CWC transaction. (For a further discussion of retirement incentives, see below.)

  In addition, pension and benefit costs were lower in 1998 because of a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, we established common pension and savings plan benefit provisions for all management employees. As a result, all NYNEX management employees receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

  Employee cost reductions were offset, in part, by the effect of increased work force levels, primarily at the network and wireless subsidiaries, and annual salary and wage increases for network employees. Higher overtime pay for repair and maintenance activity due to unusually severe winter storms in New York and the New England states during the first quarter of 1998 further offset year-to-date employee cost reductions.

  Associate employee wages and pension and other benefits are determined under contracts with unions representing associate employees of the network subsidiaries. On August 11, 1998, Bell Atlantic and the Communications Workers of America (CWA) reached a tentative agreement on new 2-year contracts. The contracts, covering more than 73,000 workers, provide for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pension increases will range from 11 percent to 20 percent. In addition, certain union-represented employees will receive a $500 cash payment in September 1998 and an additional $400 cash payment in August 1999, and employees in certain bargaining units will receive lump sum payments of $700 each in 2000 and 2001 if customer care performance standards are achieved. Other bargaining units are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contracts also include revised terms of the retirement incentive program, other benefit improvements and certain employment security provisions.

    On August 12, 1998, we concluded a tentative agreement on new 2-year contracts with the International Brotherhood of Electrical Workers (IBEW). The IBEW contracts provide for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. The contracts also include cash payments, improved pension and other benefits and certain employment security provisions. The IBEW contracts cover approximately 13,000 members in New York and the New England states. Contracts covering IBEW members in New Jersey and Pennsylvania do not expire until August 2000.

   The labor agreements with the CWA and IBEW are subject to ratification by the union membership, which is expected within the next 30 days. We believe the terms of the contracts are in line with other recent labor settlements in the industry and with our strategic and financial objectives.

Retirement Incentives

   In 1993, we incurred costs totaling $1.1 billion (pre-tax) for severance and postretirement medical benefits in connection with a force reduction plan, and we have incurred additional costs of $2.2 billion (pre-tax) under a related retirement incentive program through June 30, 1998. These costs reflect 21,343 total employees who have left the business under the program, consisting of 9,329 management and 12,014 associate employees. As of August 7, 1998, an estimated additional 800 associate employees had elected to retire under the program, which will result in a pre-tax charge of approximately $60 million to $80 million in the third quarter of 1998. We had previously estimated that the total additional costs would approximate $2.2 billion through the completion of the retirement incentive program in August 1998.

   The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the tentative agreements described above. Under the revised retirement incentive program, approximately 14,000 eligible associate employees are being offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months of 1998 and calendar year 1999. The election to retire under the program will irrevocable, except in the event of extraordinary personal circumstances. After the end of the election period, we will tabulate the acceptances and announce the additional costs to be incurred as a charge later this year. The number of applicants, and the resulting additional cost, for the revised incentive program cannot be confidently estimated in advance, particularly because the tentative agreements provide for improvements to the terms of the ongoing pension plan which could incent employees to defer retirement and continue their employment beyond the year 1999. Specifically, a 15 percent pension formula increase applies to retirements after July 1, 2000, and, any of the 14,000 eligible associates who remain employed through at least January 1, 2001, will be entitled to select either the same pension that they would have received under the revised retirement incentive program, or their pension under the ongoing plan.

Depreciation and Amortization
--------------------------------------------------------------------------------
  1998-1997                             Increase
--------------------------------------------------------------------------------
  Second Quarter            $ 82.0                   6.0%
--------------------------------------------------------------------------------
  Six Months                $121.2                   4.4%
--------------------------------------------------------------------------------

Depreciation and amortization expense increased in the three and six months periods of 1998 over the same periods in 1997 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets at our network and wireless subsidiaries.

   This expense increase was partially offset by lower rates of depreciation at our network subsidiaries and the effect of the CWC transaction.

Taxes Other Than Income
--------------------------------------------------------------------------------
  1998-1997                              (Decrease)
--------------------------------------------------------------------------------
  Second Quarter            $ (2.5)                     (.7)%
--------------------------------------------------------------------------------
  Six Months                $(25.6)                    (3.3)%
--------------------------------------------------------------------------------

Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

  The decline in taxes other than income in both the 1998 periods is principally attributable to the enactment of a New Jersey tax law that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies formerly subject to the gross receipts tax. This state tax law change, which became effective on January 1, 1998, resulted in the reduction of gross receipts tax in 1998 for our operating telephone subsidiary, Bell Atlantic - New Jersey. This reduction was offset by higher state income taxes in both 1998 periods attributable to the enactment of the law. The decline in taxes other than income was offset, in part, by higher tax expense at our domestic wireless and other operating telephone subsidiaries.


Other Operating Expenses
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter            $ 68.8                      3.5%
--------------------------------------------------------------------------------
  Six Months                $199.5                      5.4%
--------------------------------------------------------------------------------

Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

  The rise in other operating expenses in the three and six month periods of 1998 was largely attributable to increased costs at our operating telephone subsidiaries. These increases included higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks and merger-related transition and integration costs. We also recognized additional costs in both the 1998 periods as a result of our contribution to the federal universal service fund, as described earlier.

  In addition, we incurred higher expenses in 1998 at our domestic wireless subsidiaries largely due to higher business volumes. The year-to-date increase also included the effect of a prior year reversal of an accrual for the settlement of a state regulatory matter.

  Cost increases at the operating telephone subsidiaries were partially offset by a combination of lower network software purchases, lower costs associated with opening our network to competitors, the effect of the CWC transaction, and lower costs at our directory services subsidiary. The reversal of a prior year accrual in the second quarter of 1998 associated with the settlement of tax-related matters further offset expense increases. The actual settlement of these tax-related matters in 1998 was recorded in Interest Expense.


Income (Loss) from Unconsolidated Businesses
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter            $ 55.2                     68.4%
--------------------------------------------------------------------------------
  Six Months                $112.7                     97.7%
--------------------------------------------------------------------------------

Income (loss) from unconsolidated businesses includes equity income and losses from investments accounted for under the equity method and goodwill amortization related to these investments. As described earlier, beginning in the second quarter of 1997 we account for our investment in CWC under the equity method.

  The changes in income (loss) from unconsolidated businesses in the second quarter and the six month period of 1998 were attributable to improved operating results in our global wireless investments including an international wireless joint venture, Omnitel Pronto Italia S.p.A. (Omnitel), and our personal communications services (PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo). The change in accounting treatment for our investment in CWC and the positive effects resulting from the write-down of our video investments and the disposition of certain international investments during 1997 also contributed to improved results in both periods of 1998.

  These factors were offset, in part, by higher equity losses reported by certain international telecommunication investees in 1998. Results for the first six months of 1998, as compared to the same period in 1997, were also negatively affected by a pre-tax gain recognized in the first quarter of 1997 on the sale of a global directory investee.


Other Income and Expense, Net
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter                           $57.9
--------------------------------------------------------------------------------
  Six Months                               $62.1
--------------------------------------------------------------------------------

Other income and expense, net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated subsidiaries, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

  The principal items affecting the change in other income and expense in both periods of 1998 were the recognition of interest income in connection with the settlement of tax-related matters and higher foreign exchange gains associated with our international investments.


Interest Expense
--------------------------------------------------------------------------------
  1998-1997                              Increase
--------------------------------------------------------------------------------
  Second Quarter            $72.0                     24.7%
--------------------------------------------------------------------------------
  Six Months                $52.5                      8.5%
--------------------------------------------------------------------------------

The increase in interest expense in the three and six month periods of 1998 was primarily due to the recognition of interest expense in connection with the settlement of tax-related matters in the second quarter of 1998. Higher borrowing levels at our network subsidiaries also generated additional interest costs in both the 1998 periods.

  For the first half of 1998, the increase in interest expense was partially offset by the effect of prior year, one-time interest costs associated with the settlement of a sales tax audit and state regulatory issues.


Effective Income Tax Rates
--------------------------------------------------------------------------------
  Three Months Ended June 30,
--------------------------------------------------------------------------------
  1998                                      36.0%
--------------------------------------------------------------------------------
  1997                                      38.6%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Six Months Ended June 30,
--------------------------------------------------------------------------------
  1998                                      36.4%
--------------------------------------------------------------------------------
  1997                                      37.8%
--------------------------------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary items.

  The effective income tax rates for the second quarter and the six months ended June 30, 1998 were lower as compared to the same periods last year due to higher tax credits, primarily for foreign operations and investments in low income housing, as well as adjustments to deferred income tax balances at certain subsidiaries. These decreases were offset, in part, by higher state and local income taxes caused principally by the aforementioned change in the New Jersey tax law, which resulted in an increase in the effective income tax rate in 1998.


Extraordinary Item
--------------------------------------------------------------------------------

In the three and six month periods ended June 30, 1998, we recorded extraordinary charges of $6.3 million and $22.5 million, net of tax, associated with the early extinguishments of long-term debt. See Note 5 to the condensed consolidated financial statements for additional information on debt refinancings.

---------------------------------------
FINANCIAL CONDITION
---------------------------------------

Six Months Ended June 30,             1998          1997          Change
--------------------------------------------------------------------------------
Cash Flows From (Used In):
Operating activities               $ 4,872.7     $ 3,816.1      $1,056.6
Investing activities                (3,565.6)     (3,126.8)       (438.8)
Financing activities                (1,326.8)       (752.8)       (574.0)
--------------------------------------------------------------------------------

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at June 30, 1998 and 1997 and at December 31, 1997, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.


Cash Flows From Operating Activities
--------------------------------------------------------------------------------
Our primary source of funds continues to be cash generated from operations.
Cash flows from operations were higher in the first half of 1998, as compared to the same period in 1997, principally as a result of improved operating income and timing differences in the payment of accounts payable and accrued taxes.


Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------
Capital expenditures continue to be our primary use of capital resources. The majority of the capital expenditures are to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested $3,092.9 million in our network subsidiaries during the first half of 1998, as compared to $2,430.0 million in the first half of 1997. We also invested $390.9 million in our wireless and other businesses in the first six months of 1998, compared to $644.8 million during the same period last year. The increase in total capital expenditures during the first six months of 1998 is due to an expansion of our capital investment program in 1998. We expect capital expenditures in 1998 to aggregate to approximately $7 billion, including approximately $6 billion to be invested in our network subsidiaries. In 1997, capital expenditures totaled $6.6 billion, including $5.5 billion in our network subsidiaries.

  During the first half of 1998, we increased our ownership interest in Omnitel from 17.45% to 19.71%, through a cash payment of $162.4 million, and we invested $193.6 million in PrimeCo to fund the build-out of its PCS network and $57.6 million in lease financing partnerships. In the first six months of 1997, we invested $387.4 million in unconsolidated businesses, including $202.1 million in PrimeCo, $70.1 million in lease financing partnerships and $115.2 million in other investments.

  Our short-term investments include principally cash equivalents held in trust accounts for the payment of certain employee benefits. During the first half of 1998, we invested $266.1 million primarily in a vacation pay trust, compared to $146.8 million in the first half of 1997. We increased our pre-funding in 1998 to cover employees of the former NYNEX companies. Proceeds from the sales of all short-term investments were $566.0 million in the first six months of 1998, compared to $212.9 million in the corresponding period of 1997.

  In the first six months of 1998, we invested $15.8 million to purchase a cellular property and we received cash proceeds of $4.6 million in connection with the disposition of certain investments. In the first six months of 1997, we received cash proceeds of $271.5 million from the sales of real estate properties and our interest in a joint venture.

  During the first half of 1997, we received cash proceeds of $82.0 million from the Telecom Corporation of New Zealand Limited (TCNZ) repurchase plan. TCNZ completed its repurchase plan in December 1997.

Cash Flows Used In Financing Activities
--------------------------------------------------------------------------------
As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the second quarter of 1998, we announced a quarterly cash dividend of $.385 per share. Year-to-date cash dividends totaled $.77 per share.

  In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% exchangeable notes (TCNZ Exchangeable Notes) due on April 1, 2003. The proceeds from the offering were used for the repayment of a portion of our short-term debt. For additional information about the TCNZ Exchangeable Notes, see Note 5 to the condensed consolidated financial statements and the "Market Risk" section below.

  We increased our total debt (including capital lease obligations) by $248.0 million from December 31, 1997, principally due to an increase in our capital investment program, higher purchases of shares to fund employee stock option exercises, and continued funding of investments in PrimeCo. Additional pre-funding of benefit trusts also contributed to the increase in debt levels during 1998. Our debt ratio was 60.1% as of June 30, 1998, compared to 59.1% as of June 30, 1997 and 60.5% as of December 31, 1997. In 1998, we expect our debt level to increase slightly over the current level at June 30, 1998, as we continue to invest in our capital program and in our unconsolidated subsidiaries, primarily PrimeCo.

  As of June 30, 1998, we had unused bank lines of credit in excess of $5.2 billion and $237.9 million in borrowings outstanding. As of June 30, 1998, our operating telephone and finance subsidiaries had shelf registrations for the issuance of up to $2.9 billion of unsecured debt securities. The debt securities of those subsidiaries continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed the ratings of certain of our subsidiaries under review for potential downgrade.

  Financing activities in the first six months of 1998 also included the early extinguishment of $350.0 million of refunding mortgage bonds and $240.0 million of debentures, and the issuance of $600.0 million of debentures by several of our operating telephone subsidiaries. In July 1998, another operating telephone subsidiary announced it will redeem $60.0 million of 7.75% debentures on August 24, 1998. See Note 5 to our condensed consolidated financial statements for additional information on our debt.

  On August 5, 1998, FSI entered into an agreement to issue $3,180.0 million of 4.25% notes exchangeable into ordinary shares of CWC. The notes will mature on September 15, 2005. The exchange price was established at a 28.2% premium to the CWC share price at the time of the offering. The notes are noncallable until September 15, 2002, and are not exchangeable by investors prior to July 1, 2002. Upon exchange by investors, we retain the option to settle in cash or delivery of shares. The proceeds of the offering will be used for ongoing business opportunities and the reduction of short-term debt. This transaction, which is expected to close in August 1998, is not anticipated to have a material effect on our financial condition or results of operations.

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

Interest Rate Risk Management

The issuance of the TCNZ Exchangeable Notes in the first quarter of 1998, as described below, resulted in an increase of $2,455.0 million in our long-term debt.

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

  As of June 30, 1998, the fair value of our long-term debt and interest rate derivatives was approximately $16.7 billion. The aggregate hypothetical fair value of the portfolio assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $15.7 billion. The aggregate hypothetical fair value of the portfolio assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $18.0 billion. The fair values of our commercial paper and bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk Management

The fair values of our foreign currency derivatives and investments accounted for under the cost method continue to be subject to fluctuations in foreign exchange rates. The fair value of the TCNZ Exchangeable Notes is also affected by changes in the U.S. dollar/ New Zealand dollar exchange rate. As of June 30, 1998, the net fair value of our foreign currency derivatives, cost method investments and the TCNZ Exchangeable Notes was a liability of approximately $2.1 billion. The aggregate hypothetical decrease in the fair value of that liability resulting from a 10% increase in the value of the U.S. dollar against the various currencies that we are exposed to at June 30, 1998 was estimated to be $49 million. The aggregate hypothetical increase in the fair value of that liability resulting from a 10% decrease in the value of the U.S. dollar against the various currencies that we are exposed to at June 30, 1998 was estimated to be $105 million. This calculation does not include potential changes in the value of our international investments accounted for under the equity method.
As of June 30, 1998, the carrying value of our equity method international investments totaled approximately $1.8 billion.

  As described in our 1997 Annual Report to Shareowners, we currently hold an international portfolio of telecommunications-related infrastructure projects that includes investments in Thailand and Indonesia accounted for under the cost method. During the past several months, we have been closely monitoring the financial and political situations in these countries to ensure the long-term viability of our investments. Although the volatility of the Asian financial markets has had a negative effect on the fair values of these investments, we currently believe that the declines from recorded book values are temporary.
The events in Asia are dynamic and the ultimate resolution will depend on many yet to be determined actions taken by Asian governments, market participants and world monetary authorities. We continue to monitor the political, economic and financial aspects of these investments on a quarterly basis. Should we determine that any declines in the fair values of these investments are other than temporary, the impact could be material to our results of operations.

Other Risk Management

The fair value of the TCNZ Exchangeable Notes is affected by changes in the price of TCNZ shares. The hypothetical fair value of the TCNZ Exchangeable Notes assuming a 10% increase or decrease in the value of TCNZ shares at June 30, 1998 was estimated to be $2,625 million and $2,459 million, respectively. Other than the issuance of the TCNZ Exchangeable Notes, there has been no material change in our exposure to other market risks since December 31, 1997.

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

-------------------------------------------------
OTHER FACTORS THAT MAY EFFECT FUTURE RESULTS
-------------------------------------------------

Recent Regulatory Development
--------------------------------------------------------------------------------
In April 1998, New York Telephone Company filed with the New York State Public Service Commission (NYSPSC) a statement setting forth additional commitments that it will make to the FCC in connection with our anticipated application for permission to enter the in-region long distance market in New York. Those commitments include additional operations support systems capabilities, enhanced interconnection options to stimulate facilities-based competitive alternatives, and detailed performance standards with prescribed adjustments to wholesale prices if standards are not met. In addition, New York Telephone Company will offer combinations of unbundled network elements and an Unbundled Network Element Platform (UNE-P) to competitors wishing to provide basic local and ISDN service to business or residential customers. New York Telephone Company estimates that the UNE-P will provide competitors with discounts from its retail rates of 30-40 percent on residential lines and 50-60 percent on business lines. New York Telephone Company will offer UNE-P throughout its New York operating area, but UNE-P will not be available to competitors for service to business customers in those parts of New York City where there is a defined level of local competition from two or more competitive local exchange carriers. New York Telephone Company's commitment to offer the discounted UNE-P will be for four years in New York City and other major urban areas and for six years in the rest of the state. Following New York Telephone Company's filing, the chairman of the NYSPSC announced that, subject to New York Telephone Company meeting its commitments, he would recommend that our application to the FCC be approved. We expect to file our application with the FCC by the fourth quarter of 1998, with the goal of entering the New York in-region long distance market by the first quarter of next year, but there can be no assurance that any approval will be forthcoming in time to permit us to do so.

---------------------------------------
OTHER MATTERS
---------------------------------------

Proposed Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------
Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

  We expect the merger to qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of condition, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

  The companies have identified the following synergy targets by the third year following completion of the merger: (i) expense savings of approximately $2 billion annually, principally related to economies of scale and other operating efficiencies; (ii) savings in annual capital expenditures of approximately $500 million; and (iii) incremental revenues of approximately $2 billion annually.

  Based on cost and revenue synergy targets, we expect the transaction to be accretive to earnings per share, excluding one-time, merger-related charges, in the first year following the completion of the merger. It is anticipated that the merged company will target annual earnings per share growth of 15%, excluding one-time, merger-related charges, by the third year following the completion of the merger.

Recent Accounting Pronouncements
--------------------------------------------------------------------------------
For a discussion of recent accounting pronouncements and their impact on our financial statements, you should read Note 9 to the condensed consolidated financial statements.

----------------------------------------------------------------
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------------

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

  The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments; (ii) material changes in available technology; (iii) the final outcome of FCC rulemakings, and judicial review of those rulemakings, with respect to the access and interconnection that we must provide other carriers under the Telecommunications Act of 1996; (iv) the final outcome of FCC rulemakings with respect to access charge reform and universal service; (v) future state regulatory actions in our operating areas; (vi) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets; (vii) the timing and profitability of our entry into the in-region long distance market; (viii) the success and expense of the remediation efforts of our company and suppliers in achieving year 2000 compliance; and (ix) the timing of, and regulatory or other conditions associated with, the completion of the merger with GTE.


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

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

The Company's 1998 Annual Meeting of Shareowners was held on May 1, 1998. At the meeting, the following items were submitted to a vote of shareowners.

(a)  The following nominees were elected to serve on the Board of Directors:

        Name of Nominee                  Votes Cast For        Votes Withheld
        ---------------                  --------------        --------------
        Lawrence T. Babbio, Jr.           617,639,416            14,817,517
        Richard L. Carrion                617,999,510            14,457,423
        James G. Cullen                   617,952,035            14,504,898
        Lodewijk J. R. de Vink            618,223,906            14,233,027
        James H. Gilliam, Jr.             617,662,150            14,794,783
        Stanley P. Goldstein              618,161,465            14,295,468
        Helene L. Kaplan                  617,806,023            14,650,909
        Thomas H. Kean                    617,566,762            14,890,171
        Elizabeth T. Kennan               617,702,941            14,753,991
        John F. Maypole                   618,362,832            14,094,101
        Joseph Neubauer                   618,096,057            14,360,876
        Thomas H. O'Brien                 618,183,926            14,273,007
        Eckhard Pfeiffer                  619,141,104            13,315,829
        Hugh B. Price                     617,464,186            14,992,747
        Rozanne L. Ridgway                617,285,767            15,171,166
        Frederic V. Salerno               617,165,515            15,291,418
        Ivan G. Seidenberg                617,273,100            15,183,833
        Walter V. Shipley                 618,283,445            14,173,488
        Raymond W. Smith                  614,890,564            17,566,369
        John R. Stafford                  618,309,470            14,147,462
        Morrison DeS. Webb                618,173,052            14,283,881
        Shirley Young                     617,981,032            14,475,900


(b) The appointment of Coopers & Lybrand L.L.P. as independent accountants for 1998 was ratified with 621,141,173 votes for, 6,872,906 votes against, and 4,442,854 abstentions. (Effective July 1, 1998, Coopers & Lybrand L.L.P. became PricewaterhouseCoopers LLP.)

(c) A shareowner proposal regarding additional disclosure of executive officer compensation was defeated with 66,329,711 votes for, 473,093,666 votes against, 15,948,023 abstentions, and 77,085,532 broker non-votes.

(d) A shareowner proposal regarding cumulative voting was defeated with 146,540,695 votes for, 394,289,253 votes against, 14,541,452 abstentions, and
77,085,532 broker non-votes.

(e) A shareowner proposal regarding executive incentive compensation was defeated with 75,749,036 votes for, 464,413,604 votes against, 15,208,762 abstentions, and 77,085,532 broker non-votes.

(f) A shareowner proposal regarding executive severance agreements was defeated with 174,611,552 votes for, 365,056,473 votes against, 15,703,377 abstentions, and 77,085,532 broker non-votes.

(g) A shareowner proposal regarding composition of the Board of Directors was defeated with 96,696,635 votes for, 441,962,678 votes against, 16,712,088 abstentions, and 77,085,532 broker non-votes.

With respect to items (b) through (g), abstentions and broker non-votes are not counted in the vote totals in accordance with the Company's by-laws and, therefore, have no effect on the vote.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)      Exhibits:

Exhibit Number


10a Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Lawrence T. Babbio, Jr.

10b Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James G. Cullen.

10c Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Frederic V. Salerno.

10d Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Donald J. Sacco.

10e Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Morrison DeS. Webb.

10f Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James R. Young.

10v(i) Letter dated April 16, 1998, to Raymond W. Smith concerning employment-related issues.

10v(ii) Resolutions dated May 1, 1998, approving amendments to Employment Agreement of Raymond W. Smith.

10w(i) Resolution dated May 1, 1998, approving amendment to Employment Agreement of Ivan G. Seidenberg.

12       Ratio of Earnings to Fixed Charges.

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedules - 1997 interim periods.

27.3     Restated Financial Data Schedules - 1996 interim periods.

(b)      Reports on Form 8-K filed during the quarter ended June 30, 1998:

A Current Report on Form 8-K, dated April 23, 1998, was filed regarding Bell Atlantic's first quarter 1998 financial results.

A Current Report on Form 8-K, dated May 1, 1998, was filed regarding the two-for-one split of Bell Atlantic's common stock.

Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELL ATLANTIC CORPORATION



Date:  August 13, 1998                By  /s/ Mel Meskin
                                         ------------------------------
                                           Mel Meskin
                                           Vice President - Comptroller
                                           (Principal Accounting Officer)






UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.