Form 10-Q
period 1998-09-30
BELL ATLANTIC CORP
filed 1998-11-10
CIK 732712

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           (Mark one)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---
At September 30, 1998, 1,552,276,989 shares of the registrant's Common Stock were outstanding, after deducting 23,969,336 shares held in treasury.

================================================================================

--------------------------------------------------------------------------------
  Table of Contents
--------------------------------------------------------------------------------

Item No.                                                                                                     Page

Part I. Financial Information
----------------------------------------------------------------------------------------------------------------------
1. Financial Statements

     Condensed Consolidated Statements of Income
       For the three and nine months ended September 30, 1998 and 1997...............................        2-3

     Condensed Consolidated Balance Sheets
        September 30, 1998 and December 31, 1997.....................................................        4-5

     Condensed Consolidated Statement of Changes in Shareowners' Investment
       For the nine months ended September 30, 1998..................................................          6

     Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 30, 1998, and 1997........................................          7

     Notes to Condensed Consolidated Financial Statements............................................      8 -13

2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................................................      14-32

3. Quantitative and Qualitative Disclosures About Market Risk........................................         32


Part II. Other Information
----------------------------------------------------------------------------------------------------------------------

1. Legal Proceedings.................................................................................         33

6. Exhibits and Reports on Form 8-K..................................................................         33

--------------------------------------------------------------------------------
  Part I - Financial Information
--------------------------------------------------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                  BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                (Dollars in Millions, Except Per Share Amounts)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                         -------------------------
                                                                                            1998           1997
                                                                                         ----------     ----------
OPERATING REVENUES ...................................................................   $  7,909.9     $  7,373.9
                                                                                         ----------     ----------

OPERATING EXPENSES
Employee costs, including benefits and taxes .........................................      2,792.0        2,337.8
Depreciation and amortization ........................................................      1,469.8        1,724.0
Taxes other than income ..............................................................        383.3          475.2
Other ................................................................................      2,134.7        2,415.9
                                                                                         ----------      ---------
                                                                                            6,779.8        6,952.9
                                                                                         ----------      ---------
OPERATING INCOME .....................................................................      1,130.1          421.0
Loss from Unconsolidated Businesses ..................................................       (459.9)        (121.5)
Other Income and (Expense), Net ......................................................         43.9          (13.0)
Interest Expense .....................................................................        358.7          298.1
                                                                                         ----------      ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM ...............        355.4          (11.6)
Provision for Income Taxes ...........................................................        362.6           68.5
                                                                                         ----------      ---------

LOSS BEFORE EXTRAORDINARY ITEM .......................................................         (7.2)         (80.1)

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax ..........................................          (.9)           ---
                                                                                         ----------      ---------
NET LOSS..............................................................................   $     (8.1)    $    (80.1)
                                                                                         ==========     ==========
BASIC LOSS PER COMMON SHARE
Loss before extraordinary item .......................................................   $     (.01)    $     (.05)
Extraordinary item ...................................................................          ---            ---
                                                                                         ----------      ---------
Net Loss .............................................................................   $     (.01)    $     (.05)
                                                                                         ==========     ==========
Weighted-average shares outstanding (in millions) ....................................      1,552.9        1,552.8
                                                                                         ==========     ==========
DILUTED LOSS PER COMMON SHARE
Loss before extraordinary item .......................................................   $     (.01)    $     (.05)
Extraordinary item ...................................................................          ---            ---
                                                                                         ----------      ---------
Net Loss..............................................................................   $     (.01)    $     (.05)
                                                                                         ==========     ==========
Weighted-average shares - diluted (in millions) ......................................      1,552.9        1,552.8
                                                                                         ==========     ==========

Dividends declared per common share ..................................................   $     .385     $     .385
                                                                                         ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                 (Dollars in Millions, Except Per Share Amounts)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                            1998           1997
                                                                                         ----------     ----------
OPERATING REVENUES ...................................................................   $ 23,488.8     $ 22,498.2
                                                                                         ----------     ----------

OPERATING EXPENSES
Employee costs, including benefits and taxes .........................................      7,212.4        6,956.9
Depreciation and amortization ........................................................      4,326.1        4,459.1
Taxes other than income ..............................................................      1,134.9        1,252.4
Other ................................................................................      6,020.7        6,102.4
                                                                                         ----------     ----------
                                                                                           18,694.1       18,770.8
                                                                                         ----------     ----------
OPERATING INCOME .....................................................................      4,794.7        3,727.4
Loss from Unconsolidated Businesses ..................................................       (462.6)        (236.9)
Other Income and (Expense), Net ......................................................         99.5          (19.5)
Interest Expense .....................................................................      1,031.8          918.7
                                                                                         ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM ......................      3,399.8        2,552.3
Provision for Income Taxes ...........................................................      1,470.2        1,037.4
                                                                                         ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM .....................................................      1,929.6        1,514.9

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax ..........................................        (23.4)           ---
                                                                                         ----------     ----------
NET INCOME ...........................................................................      1,906.2        1,514.9
Redemption of investee preferred stock ...............................................         (2.5)           ---
                                                                                         ----------     ----------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS ...........................................   $  1,903.7     $  1,514.9
                                                                                         ==========     ==========

BASIC EARNINGS PER COMMON SHARE*
Income before extraordinary item .....................................................   $     1.24     $      .98
Extraordinary item ...................................................................         (.01)           ---
                                                                                         ----------     ----------
Net Income ...........................................................................   $     1.23     $      .98
                                                                                         ==========     ==========

Weighted-average shares outstanding (in millions) ....................................      1,552.9        1,551.5
                                                                                         ==========     ==========

DILUTED EARNINGS PER COMMON SHARE*
Income before extraordinary item .....................................................   $     1.22     $      .97
Extraordinary item ...................................................................         (.01)           ---
                                                                                         ----------     ----------
Net Income ...........................................................................   $     1.21     $      .97
                                                                                         ==========     ==========
Weighted-average shares - diluted (in millions) ......................................      1,576.8        1,567.1
                                                                                         ==========     ==========

Dividends declared per common share ..................................................   $    1.155     $    1.125
                                                                                         ==========     ==========

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

See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                              (Dollars in Millions)


--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------


                                                                                        September 30,    December 31,
                                                                                            1998            1997
                                                                                        -------------    ------------
CURRENT ASSETS
Cash and cash equivalents ..........................................................    $     620.8      $     322.8
Short-term investments .............................................................          163.7            720.6
Accounts receivable, net of allowances of $616.0 and $611.9 ........................        6,424.1          6,340.8
Inventories ........................................................................          571.2            550.3
Prepaid expenses ...................................................................          592.1            634.0
Other ..............................................................................          535.2            432.3
                                                                                        -----------      -----------
                                                                                            8,907.1          9,000.8
                                                                                        -----------      -----------

PLANT, PROPERTY AND EQUIPMENT ......................................................       81,714.6         77,437.2
Less accumulated depreciation ......................................................       45,487.3         42,397.8
                                                                                        -----------      -----------
                                                                                           36,227.3         35,039.4
                                                                                        -----------      -----------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES ...........................................        4,846.5          5,144.2
OTHER ASSETS .......................................................................        5,017.4          4,779.7
                                                                                        -----------      -----------
TOTAL ASSETS .......................................................................    $  54,998.3      $  53,964.1
                                                                                        ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                 (Dollars in Millions, Except Per Share Amounts)


----------------------------------------------------------
Liabilities and Shareowners' Investment
----------------------------------------------------------

                                                                                         September 30,   December 31,
                                                                                             1998            1997
                                                                                         -----------     -----------
CURRENT LIABILITIES
Debt maturing within one year ....................................................       $   1,924.3     $   6,342.8
Accounts payable and accrued liabilities .........................................           6,254.1         5,966.4
Other ............................................................................           1,399.3         1,355.0
                                                                                         -----------     -----------
                                                                                             9,577.7        13,664.2
                                                                                         -----------     -----------

LONG-TERM DEBT ...................................................................          18,200.9        13,265.2
                                                                                         -----------     -----------

EMPLOYEE BENEFIT OBLIGATIONS .....................................................          10,437.9        10,004.4
                                                                                         -----------     -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ............................................................           2,120.4         2,106.2
Unamortized investment tax credits ...............................................             229.0           250.7
Other ............................................................................             697.6           772.6
                                                                                         -----------     -----------
                                                                                             3,047.0         3,129.5
                                                                                         -----------     -----------

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
  REDEMPTION REQUIREMENTS ........................................................             930.2           911.2
                                                                                         -----------     -----------

PREFERRED STOCK OF SUBSIDIARY ....................................................             200.5           200.5
                                                                                         -----------     -----------
SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued) .............................               ---             ---
Common stock ($.10 par value; 1,576,246,325 shares and
   1,576,052,790 shares issued) ..................................................             157.6           157.6
Contributed capital ..............................................................          13,303.7        13,176.8
Reinvested earnings ..............................................................           1,064.0         1,261.6
Accumulated other comprehensive loss .............................................            (719.8)         (553.3)
                                                                                         -----------     -----------
                                                                                            13,805.5        14,042.7
Less common stock in treasury, at cost ...........................................             632.7           590.5
Less deferred compensation - employee stock ownership plans ......................             568.7           663.1
                                                                                         -----------     -----------
                                                                                            12,604.1        12,789.1
                                                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT ....................................       $  54,998.3     $  53,964.1
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


                                                                                            Nine Months Ended
                                                                                            September 30, 1998
                                                                                         ------------------------
                                                                                           Shares        Amount
                                                                                         ----------    ----------
COMMON STOCK
Balance at beginning of period........................................................    1,576,053        $157.6
Shares issued:
   Employee plans.....................................................................          193           ---
                                                                                         ----------    ----------
Balance at end of period..............................................................    1,576,246         157.6
                                                                                         ----------    ----------

CONTRIBUTED CAPITAL
Balance at beginning of period........................................................                   13,176.8
Shares issued:
   Employee plans.....................................................................                      115.8
Issuance of stock by subsidiary.......................................................                       11.1
                                                                                                       ----------
Balance at end of period..............................................................                   13,303.7
                                                                                                       ----------

REINVESTED EARNINGS
Balance at beginning of period........................................................                    1,261.6
Net income............................................................................                    1,906.2
Dividends declared....................................................................                   (1,794.1)
Shares issued:
   Employee plans.....................................................................                     (315.8)
Tax benefit of dividends paid to ESOPs................................................                        8.6
Redemption of investee preferred stock................................................                       (2.5)
                                                                                                       ----------
Balance at end of period..............................................................                    1,064.0
                                                                                                       ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period........................................................                     (553.3)
Foreign currency translation adjustments, net of tax..................................                     (177.0)
Unrealized gains on securities, net of tax............................................                       10.5
                                                                                                       ----------
Balance at end of period..............................................................                     (719.8)
                                                                                                       ----------

TREASURY STOCK
Balance at beginning of period........................................................       22,952         590.5
Shares purchased......................................................................       16,787         784.4
Shares distributed:
   Employee plans.....................................................................      (15,741)       (740.9)
   Shareowner plans...................................................................          (26)         (1.2)
   Acquisition agreements.............................................................           (3)          (.1)
                                                                                         ----------    ----------
Balance at end of period..............................................................       23,969         632.7
                                                                                         ----------    ----------

DEFERRED COMPENSATION - ESOPs
Balance at beginning of period........................................................                      663.1
Amortization..........................................................................                      (94.4)
                                                                                                       ----------
Balance at end of period..............................................................                      568.7
                                                                                                       ----------

TOTAL SHAREOWNERS' INVESTMENT.........................................................                 $ 12,604.1
                                                                                                       ==========


See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Dollars in Millions)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                           1998            1997
                                                                                       -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................................................     $   1,906.2      $  1,514.9
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ...............................................         4,326.1         4,459.1
     Extraordinary item, net of tax ..............................................            23.4             ---
     Loss from unconsolidated businesses .........................................           462.6           236.9
     Dividends received from unconsolidated businesses ...........................           128.6           145.9
     Amortization of unearned lease income .......................................           (86.9)          (80.2)
     Deferred income taxes, net ..................................................           (19.0)         (173.3)
     Investment tax credits ......................................................           (21.7)          (59.9)
     Other items, net ............................................................           231.9           (39.3)
     Changes in certain assets and liabilities, net of effects from
        acquisition/disposition of businesses ....................................           399.2            (3.6)
                                                                                       -----------      ----------
Net cash provided by operating activities ........................................         7,350.4         6,000.5
                                                                                       -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments .............................................           560.4           175.4
Additions to plant, property and equipment .......................................        (5,421.3)       (4,883.1)
Proceeds from sale of plant, property and equipment ..............................             2.8             1.6
Investment in leased assets ......................................................           (77.9)         (109.2)
Proceeds from leasing activities .................................................           139.2            62.0
Investment in notes receivable ...................................................            (7.2)          (32.8)
Proceeds from notes receivable ...................................................            20.8            34.1
Proceeds from Telecom Corporation of New Zealand Limited
   share repurchase plan .........................................................             ---           114.6
Investments in unconsolidated businesses, net ....................................          (529.0)         (574.3)
Acquisition of businesses ........................................................           (61.9)            ---
Proceeds from disposition of businesses ..........................................            20.8           360.6
Other, net .......................................................................           (55.0)          157.3
                                                                                       -----------      ----------
Net cash used in investing activities ............................................        (5,408.3)       (4,693.8)
                                                                                       -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .........................................................         6,105.1           436.0
Principal repayments of borrowings and capital lease obligations .................          (506.3)         (505.7)
Early extinguishment of debt .....................................................          (650.0)            ---
Net change in short-term borrowings with original
   maturities of three months or less ............................................        (4,561.5)        1,031.3
Dividends paid ...................................................................        (1,783.8)       (1,768.3)
Proceeds from sale of common stock ...............................................           423.8           484.4
Purchase of common stock for treasury ............................................          (784.4)         (564.4)
Minority interest ................................................................             ---             (.1)
Reduction in preferred stock of subsidiary .......................................             ---           (10.0)
Net change in outstanding checks drawn on controlled disbursement accounts .......           113.0          (343.5)
                                                                                       -----------      ----------
Net cash used in financing activities ............................................        (1,644.1)       (1,240.3)
                                                                                       -----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS ............................................           298.0            66.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................           322.8           249.4
                                                                                       -----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................     $     620.8      $    315.8
                                                                                       ===========      ==========


See Notes to Condensed Consolidated Financial Statements.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1997 Annual Report to Shareowners.

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

      The components of total comprehensive income for interim periods are presented in the following table:


(Dollars in Millions)                                            Three Months Ended September 30,   Nine Months Ended September 30,
---------------------                                            --------------------------------   -------------------------------
                                                                      1998            1997                1998             1997
                                                                      ----            ----                ----             ----
Net income (loss)                                                    $  (8.1)      $  (80.1)          $  1,906.2       $  1,514.9
                                                                     --------      ---------          ----------       ----------
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax                  70.4          (35.6)              (177.0)          (209.1)
  Unrealized gains (losses) on securities, net of tax                    (.8)           5.1                 10.5              1.7
                                                                     --------      ---------          ----------       ----------
                                                                        69.6          (30.5)              (166.5)          (207.4)
                                                                     --------      ---------          ----------       ----------
Total comprehensive income (loss)                                    $  61.5       $ (110.6)          $  1,739.7       $  1,307.5
                                                                     ========      =========          ==========       ==========

4.   Earnings Per Share
--------------------------------------------------------------------------------
The following table is a reconciliation of the numerators and denominators used in computing earnings per share.


Dollars and Shares in Millions, Except Per Share Amounts)       Three Months Ended September 30,    Nine Months Ended September 30,
---------------------------------------------------------       --------------------------------    -------------------------------

                                                                        1998            1997           1998           1997
                                                                        ----            ----           ----           ----
Net Income (Loss) Available to Common Shareowners:
Income (loss) before extraordinary item                             $      (7.2)    $     (80.1)    $   1,929.6     $ 1,514.9
Redemption of investee preferred stock                                       --              --            (2.5)           --
                                                                    ------------    ------------    ------------    ---------
Income (loss) available to common shareowners*                             (7.2)          (80.1)        1,927.1       1,514.9
Extraordinary item                                                          (.9)             --           (23.4)           --
                                                                    ------------    ------------    ------------    ---------
Net income (loss) available to common shareowners*                  $      (8.1)    $     (80.1)    $   1,903.7     $ 1,514.9
                                                                    ============    ============    ============    =========
Basic Earnings (Loss) Per Common Share:
Weighted-average shares outstanding                                     1,552.9         1,552.8         1,552.9       1,551.5
                                                                    ------------    ------------    ------------    ---------
Income (loss) before extraordinary item per share - basic           $      (.01)    $      (.05)    $      1.24     $     .98
Extraordinary item                                                           --              --            (.01)           --
                                                                    ------------    ------------    ------------    ---------
Earnings (loss) per share-basic                                     $      (.01)    $      (.05)    $      1.23     $     .98
                                                                    ============   =============    ============    =========
Diluted Earnings (Loss) Per Common Share:
Weighted-average shares outstanding                                     1,552.9         1,552.8         1,552.9       1,551.5
Effect of dilutive securities                                                --              --            23.9          15.6
                                                                    ------------    ------------    ------------    ---------
Weighted-average shares - diluted                                       1,552.9         1,552.8         1,576.8       1,567.1
                                                                    ------------    ------------    ------------    ---------
Income (loss) before extraordinary item per share - diluted         $      (.01)    $      (.05)    $      1.22     $     .97
Extraordinary item                                                           --              --            (.01)           --
                                                                    ------------    ------------    ------------    ---------
Earnings (loss) per share-diluted                                   $      (.01)    $      (.05)    $      1.21     $     .97
                                                                    ============    ============    ============    =========

*Income (loss) and Net income (loss) available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

      Stock options for 83.0 million and 86.7 million shares for the three month periods ended September 30, 1998 and 1997, and 1.4 million and .9 million shares for the nine month periods ended September 30, 1998 and 1997, were not included in the diluted earnings (loss) per share computations because their impact would be antidilutive.


5.   Debt
--------------------------------------------------------------------------------
In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% exchangeable notes (TCNZ Exchangeable Notes) due on April 1, 2003. The notes are exchangeable into ordinary shares of Telecom Corporation of New Zealand (TCNZ) at the option of the holder beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the notes are callable at our option at 102.3% of the principal amount, and thereafter and prior to maturity at 101.15%. The proceeds of the offering were used for the repayment of a portion of our short-term debt. We currently own 24.95% of TCNZ.

      In August 1998, FSI issued $3,180.0 million of 4.25% exchangeable notes (CWC Exchangeable Notes) due on September 15, 2005. The notes are exchangeable into ordinary shares of Cable & Wireless Communications plc (CWC) at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of CWC shares. The notes are redeemable at our option beginning September 15, 2002 at escalating prices from 104.2% to 108.0% of the principal amount. If the notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time. The proceeds of the offering were used for the repayment of a portion of our short-term debt and other general corporate purposes. We currently own 18.5% of CWC.

      The TCNZ Exchangeable Notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC Exchangeable Notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal and the cash value of exchange property related to these notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $244.7 million at September 30, 1998) should FSI fail to pay. The holder's of FSI's debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $14 billion at September 30, 1998.

Early Extinguishments of Long-Term Debt
At September 30, 1998, we had recognized extraordinary charges totaling $23.4 million (net of an income tax benefit of $12.8 million) associated with the following early extinguishments of long-term debt.

     . In January 1998, New York Telephone Company, an operating telephone subsidiary, issued $250.0 million of 6.125% debentures due on January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of 7.75% refunding mortgage bonds due in 2006. Fiberoptic Link Around the Globe, Ltd., an affiliate accounted for under the equity method, redeemed $615.0 million of debt at a premium in February 1998. As a result of these redemptions, we recorded an extraordinary charge of $16.2 million (net of an income tax benefit of $8.8 million) in the first quarter of 1998.

     . In April 1998, New York Telephone Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of these issuances were used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009. In June 1998, Bell Atlantic - West Virginia, Inc., another operating telephone subsidiary, redeemed $40.0 million of 7.25% debentures due in 2009. As a result of these redemptions, we recorded an extraordinary charge of $6.3 million (net of an income tax benefit of $3.3 million) in the second quarter of 1998.

     . In August 1998, Bell Atlantic - Washington, D.C., Inc. redeemed $60.0 million of 7.75% debentures due in 2013. As a result of this redemption, we recorded an extraordinary charge of $.9 million (net of an income tax benefit of $.7 million) in the third quarter of 1998.

      On October 26, 1998, Bell Atlantic - Pennsylvania, Inc. redeemed $125.0 million of 7.5% debentures due in 2013. On October 14, 1998, Bell Atlantic - Delaware, Inc. announced that it will redeem $15.0 million of 7.75% debentures due in 2013 on November 13, 1998. In connection with these redemptions, we will record an extraordinary charge of approximately $2 million in the fourth quarter of 1998.

6.    Grupo Iusacell, S.A. de C.V.
--------------------------------------------------------------------------------
Restructuring
In the third quarter of 1998, Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company that we consolidate, and its principal shareholders entered into an agreement (the "Restructuring Agreement") to restructure ownership of the company. The restructuring, which will result in the formation of a new holding company with a single class of publicly traded shares, is intended to increase the liquidity of Iusacell's publicly traded shares and to increase the availability of debt financing to Iusacell.

      In the third quarter of 1998, Iusacell borrowed $71.5 million from us under a $150.0 million subordinated convertible debt facility that expires in June 1999 (the "Facility"). Under the Restructuring Agreement, we immediately converted this debt into 102.1 million additional Class A Iusacell shares at a price of $.70 per share. As a result of this debt conversion, our ownership of Iusacell increased to 47% as of September 30, 1998. Under the Restructuring Agreement, we may reduce our ownership of Iusacell to our previous 42% ownership through a rights offering by Iusacell and a secondary public offering of a portion of our Iusacell shares. We currently consolidate Iusacell because our investment permits us to control the Board of Directors and management of Iusacell. We will continue to retain management control of Iusacell through the completion of these transactions.

      The Restructuring Agreement provides, that if Iusacell makes any further borrowings under the Facility, we will immediately convert the Iusacell debt into Iusacell shares at a conversion price of $.70 per share. It further provides that the Peralta Group (the other principal shareholder of Iusacell) will purchase from us, and we will sell to the Peralta Group, one half of any shares received from that debt conversion for $.70 per share.

Put Options
The Peralta Group can require us to purchase from it 173,137,756 Iusacell shares for $.96 per share, or $166.2 million in aggregate, by giving notice of exercise between November 15 and December 15, 1998. The Peralta Group can also require us to purchase from it 173,137,756 Iusacell shares for $1.07 per share, or $185.3 million in aggregate, by giving notice of exercise between November 15 and December 15, 1999.


7.    Investments in Unconsolidated Businesses
--------------------------------------------------------------------------------
In the third quarter of 1998, we recorded a charge of $485.1 million to adjust the carrying values of certain investments -- TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. These investments are accounted for under the cost method. The charges were necessary because we determined that the declines in the estimated fair values of these investments were other than temporary.

      In the case of TelecomAsia, we recorded a charge of $348.1 million to adjust the carrying value of the investment to its estimated fair value. We determined that the impairment of the investment was other than temporary after considering the following factors:

     . The continued weakness of the Thai currency as compared to historical exchange rates will place additional financial burdens on the company in servicing U.S. dollar-denominated debt.

     . The economic instability and prospects for an extended recovery period have resulted in weaker than expected growth in TelecomAsia's business. This is indicated by slower than expected growth in total subscribers, slower than expected growth in usage and smaller increases in business subscribers. These factors resulted in reduced expectations of future cash flows and accordingly, a reduction in the value of our investment.

     . The business plan for TelecomAsia contemplated cash flows from several lines of business. Given TelecomAsia's inclination to focus on its core wireline business, these other lines of business may not contribute future cash flows at previously expected levels.

      In the case of Excelcomindo, we recorded a charge of $137.0 million to adjust the carrying value of the investment to its estimated fair value. We determined that the impairment of the investment was other than temporary after considering the following factors:

     . The continued weakness of the Indonesian currency as compared to historical exchange rates will create additional financial burdens on the company in servicing U.S. dollar-denominated debt. The continuing political unrest in Indonesia has contributed to the currency's instability.

     . The economic instability and prospects for an extended recovery period have resulted in weaker than expected growth in Excelcomindo's business. One significant factor has been inflexible tariff regulation despite rising costs due to inflation. This and other factors have resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

     . Issues with cash flow are requiring Excelcomindo's shareholders to evaluate the future funding of the business.

8.    Retirement Incentives
--------------------------------------------------------------------------------
In 1993, we recorded costs totaling $1.1 billion (pre-tax) for severance and postretirement medical benefits in connection with a force reduction plan. Since 1994, we have recorded additional costs of $3.0 billion (pre-tax) under a related retirement incentive program through September 30, 1998. These costs reflect 26,574 total employees who have left or have elected to leave the business under the program, consisting of 9,329 management and 17,245 associate employees.

      The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the August 1998 contract agreements with union-represented (associate) employees. Under the revised retirement incentive program, approximately 13,800 eligible associate employees were offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months of 1998 and calendar year 1999.

      Through this revised retirement incentive program, approximately 5,200 employees have irrevocably accepted the August 1998 offer and will voluntarily leave the company in stages by the end of 1999. As a result, we recorded a pre-tax charge of $747.0 million in the third quarter of 1998 and $1,021.4 million through the first nine months of 1998. This retirement offer completes the retirement incentive program for associate employees.

      As of September 30, 1998, the employee severance and postretirement medical reserves associated with the 1993 restructuring plan were fully utilized.

9.   Commitments and Contingencies
--------------------------------------------------------------------------------
In connection with certain state regulatory incentive plan commitments, we have deferred revenues which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable.

      We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

10.   Proposed Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------
Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

      We expect the merger to qualify as a "pooling of interests," which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

11.  Recent Accounting Pronouncements
--------------------------------------------------------------------------------
Costs of Computer Software
In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and adopted no later than January 1, 1999.

      Our operating telephone subsidiaries currently capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For other equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. We estimate that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred.

Costs of Start-up Activities
In April 1998, the AICPA also issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. We do not expect the adoption of SOP 98-5 to have a material effect on our results of operations or financial condition.

Segment Reporting
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in the interim financial reports issued to shareowners. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. We are required to disclose this information for the first time when we publish our 1998 Annual Report to Shareowners. We are in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. The adoption of SFAS No. 131 will have no impact on our results of operations or financial condition.

Employee Benefit Disclosures
The FASB also issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. We are required to provide the new disclosures for the first time in our 1998 Annual Report to Shareowners. The adoption of SFAS No. 132 will have no impact on our results of operations or financial condition.

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

-------------------------------------------------------------------------------
OVERVIEW
-------------------------------------------------------------------------------

We reported a loss of $8.1 million, or $.01 diluted loss per share, for the third quarter of 1998 and net income available to common shareowners of $1,903.7 million, or $1.21 diluted earnings per share, for the nine month period ended September 30, 1998. In 1997, we reported a loss of $80.1 million, or $.05 diluted loss per share, for the third quarter and net income of $1,514.9 million, or $.97 diluted earnings per share, for the nine month period ended September 30, 1997.

     Our results for 1998 and 1997 were affected by special items recorded during both years. After adjusting for such items, net income available to common shareowners would have been $1,092.1 million, or $.69 diluted earnings per share, for the third quarter of 1998, compared to $969.4 million, or $.62 diluted earnings per share, for the third quarter of 1997. When adjusted for special items, net income for the nine month period ended September 30, 1998 would have been $3,205.8 million, or $2.03 diluted earnings per share, compared to $2,875.9 million, or $1.84 diluted earnings per share, for the same period in 1997. Special charges for both years are summarized below and additional information is provided in the "Results of Operations" section. Per share amounts referred to in the following discussion are diluted earnings per share.

1998
We recorded pre-tax special charges totaling approximately $1.4 billion ($1.1 billion after-tax, or $.70 per share) in the third quarter of 1998 and approximately $1.7 billion ($1.3 billion after-tax, or $.82 per share) in the nine months ended September 30, 1998. These charges consisted of the following significant items:

Third Quarter
     . $777 million ($502 million after-tax or $.32 per share) associated with the completion of our retirement incentive program and settlement of labor contract negotiations.
     . $576 million ($567 million after-tax or $.36 per share) associated with charges to adjust the carrying values of certain Asian investments, to write-down video-related equipment and certain obsolete assets, and for other special items arising during the quarter.
     . $52 million ($31 million after-tax or $.02 per share) for transition and integration costs associated with the merger of Bell Atlantic and NYNEX Corporation (NYNEX).

Nine Months
     . $1,051 million ($670 million after-tax or $.42 per share) associated with the completion of our retirement incentive program and settlement of labor contract negotiations.
     . $576 million ($567 million after-tax or $.36 per share) associated with charges to adjust the carrying values of certain Asian investments, to write-down video-related equipment and certain obsolete assets, and for other special items arising during the nine month period.
     . $107 million ($65 million after-tax or $.04 per share) for transition and integration costs associated with the merger of Bell Atlantic and NYNEX.

1997
We recorded pre-tax charges in connection with the completion of the merger with NYNEX in August 1997 and other special items totaling approximately $1.5 billion ($1.0 billion after-tax or $.67 per share) in the third quarter and approximately $2.0 billion ($1.4 billion after-tax or $.87 per share) in the nine month period ended September 30, 1997. These charges consisted of the following significant items:

Third Quarter
     . $1,028 million ($703 million after-tax or $.45 per share) in connection with consolidating operations and combining the organizations of Bell Atlantic and NYNEX and for other special items arising during the quarter. These third quarter charges were principally associated with certain video investments and operations, the write-down of obsolete fixed assets, the consolidation of certain redundant real estate properties, contingencies for various regulatory, legal and tax matters and other miscellaneous items. Other special items also included a gain on the sale of our ownership interest in a non-strategic business, a net tax benefit related to a change in state tax law and other tax issues, and charges associated with our equity share of formation costs incurred by Cable & Wireless Communications plc (CWC).
     . $443 million ($335 million after-tax or $.22 per share) associated with the completion of the merger with NYNEX. These costs consisted of approximately $200 million for direct incremental costs, $223 million for employee severance costs and $20 million for transition and integration costs. Direct incremental costs consist of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. Transition and integration costs consist of costs associated with integrating the operations of Bell Atlantic and NYNEX following the completion of the merger of the two companies.
     . $19 million ($12 million after-tax or $.01 per share) associated with our retirement incentive program.

Nine Months
     . $1,070 million ($740 million after-tax or $.47 per share) in connection with consolidating operations and combining the organizations of Bell Atlantic and NYNEX and for special items arising during the nine month period.
     . $443 million ($335 million after-tax or $.22 per share) associated with the completion of the merger with NYNEX.
     . $453 million ($285 million after-tax or $.18 per share) associated with our retirement incentive program.

--------------------------------------------------------------------------------
These and other items affecting the comparison of our results of operations for the three and nine month periods ended September 30, 1998 and 1997 are discussed in the following sections. You should read this Management's Discussion and Analysis in conjunction with our 1997 Annual Report.

All prior period share and per share amounts have been adjusted to reflect a two-for-one common stock split declared and paid in the second quarter of 1998.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Operating Revenues
--------------------------------------------------------------------------------

                                                  Three Months                            Nine Months
                                                  ------------                            -----------
For the Period Ended September 30,             1998          1997                    1998            1997
----------------------------------------------------------------------------------------------------------------
Local services                               $ 3,509.7     $ 3,321.5              $ 10,303.7     $   9,773.8
Network access services                        1,893.4       1,666.2                 5,742.7         5,377.8
Long distance services                           488.6         546.7                 1,464.7         1,678.1
Ancillary services                               502.3         465.8                 1,425.8         1,362.7
Directory and information services               513.2         496.1                 1,699.5         1,649.4
Wireless services                                979.7         842.0                 2,779.8         2,439.7
Other services                                    23.0          35.6                    72.6           216.7
                                             -------------------------------------------------------------------
Total Operating Revenues                     $ 7,909.9     $ 7,373.9              $ 23,488.8      $ 22,498.2
                                             ===================================================================

Local Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                     Increase
--------------------------------------------------------------------------------
     Third Quarter              $188.2                                   5.7%
--------------------------------------------------------------------------------
     Nine Months                $529.9                                   5.4%
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

     Higher usage of our network facilities was the primary reason for the increase in local services revenues in the third quarter and the nine month period of 1998. This growth was generated, in part, by an increase in access lines in service of 4.5% from September 30, 1997. We had 41,276,000 access lines in service at September 30, 1998, compared to 39,503,000 access lines in service at September 30, 1997. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the three and nine month periods of 1998.

     We also recognized higher revenues in both the 1998 periods from our public telephone and value-added services. Value-added services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of our pay phones and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 were the principal reasons for the improvement in public telephone services revenues.

     In addition, local services revenue growth in the nine month period was attributable, in part, to the effect of a prior year refund to customers resulting from the settlement of state regulatory matters. The increase in revenues was offset entirely by a corresponding increase in Other Operating Expenses due to the effect of a prior year reversal of an accrual.

     Revenue growth from these factors in the three and nine month periods of 1998 was partially offset by price reductions on certain local services and the elimination of Touch-Tone service charges by several of our operating telephone subsidiaries.

Network Access Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                      Increase
--------------------------------------------------------------------------------
     Third Quarter                 $227.2                                 13.6%
--------------------------------------------------------------------------------
     Nine Months                   $364.9                                  6.8%
--------------------------------------------------------------------------------

Network access services revenues are earned from carriers for their use of our local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to our network.

     Our network access services revenues grew in the three and nine month periods of 1998 primarily as a result of higher customer demand, reflected by growth in access minutes of use of 8.5% in both of the three and nine month periods over the same periods in 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1998. Volume-related growth was partially offset by net price reductions mandated by federal and state price cap and incentive plans.

     In July 1998, we implemented price decreases of approximately $175 million on an annual basis for interstate services in connection with the Federal Communications Commission's (FCC) Price Cap Plan, compared to price decreases of approximately $430 million in our July 1997 filing. The rates included in our 1998 filing will be in effect through June 1999. The rates include amounts necessary to recover the operating telephone subsidiaries' contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses.

     Beginning in the third quarter of 1998, access charges on intrastate toll calls in New York were reduced by $94.2 million annually due to a New York State Public Service Commission order. This reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues from the federal universal service fund.

     Revenue growth in both periods of 1998 also reflects the effect of special charges of approximately $136 million recorded in 1997 for contingencies associated with regulatory matters.

Long Distance Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     Third Quarter               $(58.1)                              (10.6)%
--------------------------------------------------------------------------------
     Nine Months                $(213.4)                              (12.7)%
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

     The reduction in long distance services revenues in the third quarter and the nine month period of 1998 was caused principally by increased competition for intraLATA toll services as a result of the introduction of presubscription during 1997 in many states throughout the region, including New Jersey in May 1997, Pennsylvania in July 1997, West Virginia in August 1997 and Delaware in September 1997. Our operating telephone subsidiaries in Maryland, Massachusetts and Virginia expect to offer presubscription coincident with our offering of interLATA long distance services in those states, or as ordered by their state regulatory commissions in accordance with the Telecommunications Act of 1996. In those states where presubscription has been implemented, customers may now use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on long distance services revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of our network by these alternative providers. As a result of presubscription being available in most of our states for more than one year, the relative effect of presubscription on long distance revenues was lower in the third quarter of 1998.

      Price reductions on certain toll services as part of our response to competition also contributed to the decline in long distance services revenues in 1998. Higher calling volumes generated by an increase in access lines in service partially offset these revenue reductions.

      We believe that, for the remainder of 1998, competition for long distance services, including competitive pricing and customer selection of alternative providers of intraLATA toll services in the states currently offering presubscription, will continue to reduce revenues, but to a lesser extent due to a stabilization of presubscription losses.

Ancillary Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                   Increase
--------------------------------------------------------------------------------
     Third Quarter                  $36.5                        7.8%
 ................................................................................
     Nine Months                    $63.1                        4.6%
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

     Higher ancillary services revenues in both the three and nine month periods of 1998 were principally due to increased demand by long distance carriers for billing and collection services. Higher revenues from our systems integration and voice messaging services also contributed to revenue growth in both periods. The third quarter of 1998 was positively impacted by the effect of lower accruals for, and lower payments of, service rebates to customers in New York.

Directory and Information Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                   Increase
--------------------------------------------------------------------------------
     Third Quarter                  $17.1                        3.4%
 ................................................................................
     Nine Months                    $50.1                        3.0%
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

     Our directory and information services revenues grew in both the three and nine month periods of 1998 mainly because of higher pricing and volumes for our directory services and improved business volumes from our Internet services. The effect of changes in the 1997 publication dates of certain directories partially offset 1998 revenue growth.

Wireless Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                   Increase
--------------------------------------------------------------------------------
     Third Quarter                  $137.7                       16.4%
 ................................................................................
     Nine Months                    $340.1                       13.9%
--------------------------------------------------------------------------------

Wireless services revenues consist of revenues generated from our consolidated subsidiaries that provide cellular and paging communications services.

     Revenue growth from our wireless businesses in both the 1998 periods was principally due to an increase in customers and increased usage of our domestic wireless services. Our domestic cellular customer base grew 16.8% due, in part, to strong market growth for digital services and demand for new pricing packages. Volume-related revenue growth from our domestic wireless subsidiary was partially offset by the effect of competitive pricing factors in response to competition. Higher revenues from our international wireless subsidiary in Mexico, Grupo Iusacell, S.A. de C.V. (Iusacell), also contributed to revenue growth in 1998.

Other Services Revenues
--------------------------------------------------------------------------------
     1998-1997                                  (Decrease)
--------------------------------------------------------------------------------
     Third Quarter                  $ (12.6)                     (35.4)%
 ................................................................................
     Nine Months                    $(144.1)                     (66.5)%
--------------------------------------------------------------------------------

Other services revenues include revenues from our telecommunications consulting and financing businesses. In April 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC ("the CWC transaction"). We now account for our investment in CWC under the equity method. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements.

     The decline in other services revenues in the nine month period was caused primarily by a revenue reduction of approximately $102 million due to the effect of the CWC transaction. Lower revenues from our financing businesses contributed to the decline in revenues in both periods of 1998.

---------------------------------------------------------------------
  Operating Expenses
---------------------------------------------------------------------


                                              Three Months                         Nine Months
                                        ------------------------           --------------------------
For the Period Ended September 30,        1998           1997                  1998           1997
-----------------------------------------------------------------------------------------------------
Employee costs                          $ 2,792.0      $ 2,337.8           $   7,212.4    $   6,956.9
Depreciation and amortization             1,469.8        1,724.0               4,326.1        4,459.1
Taxes other than income                     383.3          475.2               1,134.9        1,252.4
Other operating expenses                  2,134.7        2,415.9               6,020.7        6,102.4
                                        -------------------------------------------------------------
Total Operating Expenses                $ 6,779.8      $ 6,952.9            $ 18,694.1     $ 18,770.8
                                        =============================================================

For purposes of the following discussion, our network subsidiaries include our operating telephone subsidiaries, subsidiaries that provide centralized services and support, and network-related subsidiaries providing systems integration, CPE distribution, inside wiring, long distance, and directory and information services.

Employee Costs
================================================================================
     1998-1997                                   Increase
--------------------------------------------------------------------------------
     Third Quarter                  $ 454.2                      19.4%
 ................................................................................
     Nine Months                    $ 255.5                       3.7%
--------------------------------------------------------------------------------

Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes.

     During the three and nine month periods ended September 30, 1998 and 1997, employee costs included costs associated with our retirement incentive program. In 1998, we recognized pre-tax retirement incentive costs of approximately $747 million in the third quarter and $1,021 million in the first nine months, compared to approximately $19 million in the third quarter of 1997 and $453 million year-to-date 1997. In 1998, we also recorded additional employee costs associated with the settlement of the labor contracts and the integration and transition of Bell Atlantic and NYNEX operations. (For a further discussion of retirement incentives and labor contracts, see below.).

     In 1997, employee costs included approximately $277 million for merger-related costs in the third quarter and approximately $289 million for merger-related costs and other special charges recorded during the nine month period.

     Excluding the special charges described above, employee costs declined by approximately $30 million or 1.4% in the third quarter period and $62 million or 1.0% in the nine month period. These reductions were largely attributable to lower workforce levels primarily at the network subsidiaries, and lower pension and benefit costs due to a number of factors, including favorable pension plan investment returns, lower than expected retiree medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, we established common pension and savings plan benefit provisions for all management employees. As a result, all former NYNEX management employees receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan. We expect the lower level of benefit costs to continue for the remainder of 1998.

     These cost reductions were substantially offset by salary and wage increases and higher overtime pay for repair and maintenance activity at our network subsidiaries.

Labor Contract Settlement
Associate employee wages, and pension and other benefits are determined under contracts with unions representing associate employees of the network subsidiaries.

     In September 1998, the Communications Workers of America (CWA) ratified new 2-year contracts. The contracts, covering more than 73,000 workers, provide for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pension increases will range from 11 percent to 20 percent. In addition, certain union-represented employees received a $500 cash payment in September 1998 and will receive an additional $400 cash payment in August 1999. Employees in certain bargaining units will also receive lump sum payments of $700 each in 2000 and 2001 if customer care performance standards are achieved. Other bargaining units are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contracts also include revised terms of the retirement incentive program, other benefit improvements, and certain employment security provisions.

     In September 1998, the International Brotherhood of Electrical Workers
(IBEW) ratified new 2-year contracts, covering approximately 13,000 members in New York and the New England states. The IBEW contracts provide for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. The contracts also include cash payments, improved pension and other benefits, and certain employment security provisions, similar to the CWA contracts described above.

     On October 9, 1998, we reached a tentative agreement with the IBEW, representing 9,000 members in New Jersey and Pennsylvania, on a two-year extension of the current contracts. Under the tentative agreement, the current contracts, which expire on August 5, 2000, will be extended to August 10, 2002. Wages will increase by 4.8 percent in April 1999, 3 percent in May 2000, and 3 percent in May 2001. Pensions will increase by 11 percent, and there will be improvements in a variety of other benefits and working conditions. The IBEW will submit the contracts to its members for ratification by November 20, 1998.

Retirement Incentives
In 1993, we recorded costs totaling $1.1 billion (pre-tax) for severance and postretirement medical benefits in connection with a force reduction plan. Since 1994, we have recorded additional costs of $3.0 billion (pre-tax) under a related retirement incentive program through September 30, 1998. These costs reflect 26,574 total employees who have left or have elected to leave the business under the program, consisting of 9,329 management and 17,245 associate employees. We had previously estimated that the total additional costs would approximate $2.2 billion through the completion of the original retirement incentive program in August 1998.

     The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the August 1998 contracts described above. Under the revised retirement incentive program, approximately 13,800 eligible CWA associate employees were offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months of 1998 and calendar year 1999. The election to retire under the program is irrevocable, except in the event of extraordinary personal circumstances. The contracts also provide for improvements to the terms of the ongoing pension plan, including a 15 percent pension formula increase which applies to retirements after July 1, 2000. In addition, any of the 13,800 eligible associates who remain employed through at least January 1, 2001, will be entitled to the greater of the pension that they would have received under the revised retirement incentive program, or their pension under the ongoing plan as of the actual retirement date.

     Through this revised retirement incentive program, approximately 5,200 employees have irrevocably accepted the August 1998 offer and will voluntarily leave the company in stages by the end of 1999. As a result, we recorded a pre-tax charge of $747.0 million in the third quarter of 1998 and $1,021.4 million through the first nine months of 1998. This retirement offer completes the retirement incentive program for associate employees. As a result of expected productivity gains, we anticipate that less than half of the employees who took advantage of the revised program will be replaced.

     As of September 30, 1998, the employee severance and postretirement medical reserves associated with the 1993 restructuring plan were fully utilized.

Depreciation and Amortization
--------------------------------------------------------------------------------
     1998-1997                                  (Decrease)
--------------------------------------------------------------------------------
     Third Quarter                  $(254.2)                     (14.7)%
 ................................................................................
     Nine Months                    $(133.0)                      (3.0)%
--------------------------------------------------------------------------------

Depreciation and amortization expense decreased in the three and nine month periods of 1998, over the same periods in 1997, principally as a result of the effect of recording approximately $297 million in the third quarter of 1997 for the write-down of obsolete fixed assets.

     Higher depreciation expense due to growth in depreciable telephone plant and changes in the mix of plant assets at our network and wireless subsidiaries partially offset the effect of the prior year charges. Asset-related increases were partially offset by lower rates of depreciation at our network subsidiaries. The nine month period also reflects the effect of the CWC transaction.

Taxes Other Than Income
--------------------------------------------------------------------------------
     1998-1997                                  (Decrease)
--------------------------------------------------------------------------------
     Third Quarter                  $ (91.9)                     (19.3)%
 ................................................................................
     Nine Months                    $(117.5)                      (9.4)%
--------------------------------------------------------------------------------

Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

      The decline in taxes other than income in both the 1998 periods was largely attributable to the effect of prior year charges of approximately $55 million for state and local tax contingencies and approximately $25 million for direct incremental merger-related costs. The enactment of a New Jersey tax law that replaced the gross receipts tax applicable to telephone companies with a net-income-based corporate business tax also contributed to the decrease in both the 1998 periods. This state tax law change, which became effective on January 1, 1998, resulted in the reduction of gross receipts tax and an increase in state income taxes in 1998 for our operating telephone subsidiary, Bell Atlantic
- New Jersey. These reductions were partially offset by higher tax expense at our domestic wireless and other operating telephone subsidiaries.

Other Operating Expenses
--------------------------------------------------------------------------------
     1998-1997                                  (Decrease)
--------------------------------------------------------------------------------
     Third Quarter                  $(281.2)                     (11.6)%
 ................................................................................
     Nine Months                    $ (81.7)                      (1.3)%
--------------------------------------------------------------------------------

Other operating expenses consist of contract services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

      In 1998, other operating expenses included special charges totaling approximately $112 million in the third quarter and approximately $161 million year-to-date. The 1998 special charges consisted of merger-related transition costs of approximately $49 million in the third quarter and $98 million year-to-date. We also recorded approximately $63 million for the write-down of video equipment and certain other assets and other miscellaneous items in both 1998 periods. We wrote-down certain video equipment that has been superseded by our digital video offering in partnership with DirecTV and USSB, and our planned next generation broadband network.

      Other operating expenses in the third quarter of 1997 included special charges aggregating approximately $556 million in connection with the Bell Atlantic/NYNEX merger and other special items arising during the period. These charges included: direct incremental merger-related costs of approximately $122 million; transition merger-related costs of approximately $20 million; video-related charges of approximately $69 million; costs to consolidate certain redundant real estate properties of approximately $55 million; charges for regulatory, legal and other contingencies of approximately $126 million; and other miscellaneous expense items of approximately $164 million.

     Excluding the special charges described above and other classification changes, other operating expenses increased by approximately $144 million or 7.7% in the third quarter and $219 million or 3.9% year-to-date. These increases were due, in part, to higher costs at our operating telephone subsidiaries, primarily attributable to higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks and additional Year 2000 readiness costs. We also recognized additional costs in both the 1998 periods as a result of our contribution to the federal universal service fund, as described earlier.

      In addition, we incurred higher expenses in 1998 at our domestic wireless subsidiaries largely due to higher business volumes. The year-to-date increase also reflects the effect of a prior year reversal of an accrual for the settlement of a state regulatory matter at one of our operating telephone subsidiaries.

      Cost increases at the operating telephone subsidiaries were partially offset by a combination of lower network software purchases and lower costs associated with opening our network to competitors. For the nine month period, cost increases were also offset by the effects of the CWC transaction and the reversal in 1998 of a prior year accrual associated with the settlement of tax-related matters. The actual settlement of these tax-related matters was recorded in Interest Expense in 1998.

Loss from Unconsolidated Businesses
--------------------------------------------------------------------------------
     1998-1997                                  (Increase)
--------------------------------------------------------------------------------
     Third Quarter                  $(338.4)                     (278.5)%
 ................................................................................
     Nine Months                    $(225.7)                      (95.3)%
--------------------------------------------------------------------------------

Income (loss) from unconsolidated businesses includes equity income and losses from investments accounted for under the equity method and goodwill amortization related to these investments. As described earlier, beginning in the second quarter of 1997 we account for our investment in CWC under the equity method.

      The increase in loss from unconsolidated businesses in both the 1998 periods was attributable to the recording of a special charge of approximately $485 million to adjust the carrying values of certain Asian investments - TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. These investments are accounted for under the cost method. (For additional information on our Asian investments, see below)

      The impact of this write-down was offset, in part, by the effect of 1997 special charges of approximately $133 million in the third quarter and $162 million in the nine month period primarily related to certain video investments and operations. In 1997, we determined that we would no longer pursue a multichannel, multipoint, distribution system (MMDS) as part of our video strategy. As a result, we recognized liabilities for purchase commitments associated with the MMDS technology and costs associated with closing the operations of our Tele-TV partnership because this operation was no longer needed to support our video strategy. We also wrote-down our remaining investment in CAI Wireless Systems, Inc. in 1997. The third quarter and nine month periods of 1997 also included $59.3 million for our equity share of formation costs incurred by CWC and a pre-tax gain of approximately $41 million on the disposition of our interest in Sky Network Television Limited of New Zealand.

      The increase in loss resulting from the write-down of our Asian investments was also partially offset by improved operating results from our global wireless investments, including an international wireless joint venture, Omnitel Pronto Italia S.p.A. (Omnitel), and our personal communications services
(PCS) joint venture, PrimeCo Personal Communications, L.P. (PrimeCo), and the positive effects resulting from the write-down of our video investments and the disposition of certain international investments during 1997. The change in accounting treatment for our investment in CWC also affected the nine month period.

Asian Investments

In the third quarter of 1998, we recorded a pre-tax charge of $485.1 million to adjust the carrying values of our investments in TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. The charges were necessary because we determined that the declines in the estimated fair values of these investments were other than temporary. For a further discussion of the factors used in determining these impairments, you should read Note 7 to the condensed consolidated financial statements.

      Based on the circumstances existing at this time, we believe that the write-downs have reduced these investments to their estimated fair values as of September 30, 1998. We will continue to monitor on a quarterly basis the political, economic and financial aspects of our remaining investments in Thailand and Indonesia as well as another investment in the Philippines. The book value of our remaining Asian investments was approximately $195 million at September 30, 1998. Should we determine that any declines in the fair values of these investments are other than temporary, the impact could be material to our results of operations.

Other Income and Expense, Net
--------------------------------------------------------------------------------
     1998-1997                                                   Increase
--------------------------------------------------------------------------------
     Third Quarter                                               $ 56.9
 ................................................................................
     Nine Months                                                 $119.0
--------------------------------------------------------------------------------

Other income and expense, net, consists primarily of interest and dividend income, minority interest in net income (loss) of consolidated subsidiaries, and gains and losses from the disposition of subsidiaries and non-operating assets and investments.

      The principal item affecting the change in other income and expense in both periods of 1998 was the recognition of Iusacell's net loss credited to minority interest. The nine month period also included the recognition of additional interest income principally due to the settlement of tax-related matters and higher foreign exchange gains associated with our international investments.

Interest Expense
--------------------------------------------------------------------------------
     1998-1997                                   Increase
--------------------------------------------------------------------------------
     Third Quarter                  $ 60.6                       20.3%
 ................................................................................
     Nine Months                    $113.1                       12.3%
--------------------------------------------------------------------------------

Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      The increase in interest expense in the three and nine month periods of 1998 was primarily due to a reduction in capitalized interest as a result of the write-down of certain obsolete assets. Higher borrowing levels at our network subsidiaries also generated additional interest costs in both periods of 1998. The nine month period was also affected by added interest expense due to the settlement of tax-related matters in the second quarter of 1998.

      For the first nine months of 1998, the increase in interest expense was partially offset by the effect of reversing in 1997 prior year accrued interest costs associated with the settlement of a sales tax audit and state regulatory issues.

Effective Income Tax Rates
--------------------------------------------------------------------------------
     Nine Months Ended September 30,
--------------------------------------------------------------------------------
     1998                                        43.2%
 ................................................................................
     1997                                        40.6%
--------------------------------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary items.

     The effective income tax rate for the nine months ended September 30, 1998 was higher as compared to the same period last year due primarily to higher state and local income taxes caused principally by the aforementioned change in the New Jersey tax law and by the write-down of certain international investments for which no tax benefit was provided. These rate increases were partially offset by higher tax credits as well as adjustments to deferred income tax balances at certain subsidiaries.

Extraordinary Item
--------------------------------------------------------------------------------
In the three and nine month periods ended September 30, 1998, we recorded extraordinary charges of $.9 million and $23.4 million, net of tax, associated with the early extinguishments of long-term debt. See Note 5 to the condensed consolidated financial statements for additional information on debt refinancings.


-------------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------------------------------------------------------------------

Nine Months Ended September 30,        1998         1997           Change
--------------------------------------------------------------------------------
Cash Flows From (Used In):
   Operating activities             $ 7,350.4    $ 6,000.5       $ 1,349.9
   Investing activities              (5,408.3)    (4,693.8)         (714.5)
   Financing activities              (1,644.1)    (1,240.3)         (403.8)
--------------------------------------------------------------------------------

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at September 30, 1998 and 1997 and at December 31, 1997, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows From Operating Activities
--------------------------------------------------------------------------------
Our primary source of funds continues to be cash generated from operations. Cash flows from operations were higher in the first nine months of 1998, as compared to the same period in 1997, principally as a result of improved operating income and timing differences in the payment of accounts payable and accrued taxes.

Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------
Capital expenditures continue to be our primary use of capital resources. The majority of the capital expenditures are to support our network businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested $4,784.2 million in our network subsidiaries during the first nine months of 1998, as compared to $4,034.0 million in the same period of 1997. We also invested $637.1 million in our wireless and other businesses in the first nine months of 1998, compared to $849.1 million during the same period last year. The increase in total capital expenditures during the first nine months of 1998 is due to an expansion of our capital investment program in 1998. We expect capital expenditures in 1998 to aggregate approximately $7 billion, including approximately $6 billion to be invested in our network subsidiaries. In 1997, capital expenditures totaled $6.6 billion, including $5.5 billion in our network subsidiaries.

      During the first nine months of 1998, we increased our ownership interest in Omnitel from 17.45% to 19.71%, through a cash payment of $162.4 million, and we invested $270.8 million in PrimeCo to fund the build-out of its PCS network and $95.8 million in lease financing and other partnerships. In the first nine months of 1997, we invested $574.3 million in unconsolidated businesses, including $304.2 million in PrimeCo, $107.0 million in lease financing partnerships and $163.1 million in other investments.

      Our Short-term Investments include principally cash equivalents held in trust accounts for the payment of certain employee benefits. During the first nine months of 1998, we invested $294.1 million, primarily in a vacation pay trust, compared to $148.1 million in the corresponding period of 1997. We increased our pre-funding in 1998 to cover employees of the former NYNEX companies. Proceeds from the sales of all short-term investments were $854.5 million in the first nine months of 1998, compared to $323.5 million in the corresponding period of 1997.

      In the first nine months of 1998, we invested $61.9 million to purchase cellular properties and we received cash proceeds of $20.8 million in connection with the disposition of certain investments. In the first nine months of 1997, we received cash proceeds of $360.6 million from the sales of real estate properties and our interests in certain joint ventures.

      During the first nine months of 1997, we received cash proceeds of $114.6 million from the Telecom Corporation of New Zealand Limited (TCNZ) repurchase plan, which was completed in December 1997.

Cash Flows Used In Financing Activities
--------------------------------------------------------------------------------
As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the third quarter of 1998, we announced a quarterly cash dividend of $.385 per share. Year-to-date cash dividends totaled $1.155 per share.

      In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% exchangeable notes into ordinary shares of TCNZ due on April 1, 2003 (TCNZ Exchangeable Notes). In August 1998, FSI also issued $3,180.0 million of 4.25% notes exchangeable into ordinary shares of CWC (CWC Exchangeable Notes). The CWC Exchangeable Notes will mature on September 15, 2005. Proceeds of both offerings were used for the repayment of a portion of our short-term debt and other general corporate purposes. For additional information about the TCNZ and CWC Exchangeable Notes, see Note 5 to our condensed consolidated financial statements and the "Market Risk" section below.

      We increased our total debt (including capital lease obligations) by $517.2 million from December 31, 1997, principally to fund an increase in our capital investment program, higher purchases of shares to fund employee stock option exercises, and continued investments in PrimeCo. Our debt ratio was 61.5% as of September 30, 1998, compared to 60.5% as of September 30, 1997 and 60.5% as of December 31, 1997. In 1998, we expect our debt level to increase slightly over the current level at September 30, 1998, as we continue to invest in our capital program and in our unconsolidated subsidiaries, primarily PrimeCo.

      As of September 30, 1998, we had unused bank lines of credit in excess of $5.1 billion and $129.8 million in available bank borrowings outstanding. As of September 30, 1998, our operating telephone and finance subsidiaries had shelf registrations for the issuance of up to $2.9 billion of unsecured debt securities. The debt securities of those subsidiaries continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, the rating agencies have placed the ratings of certain of our subsidiaries under review for potential downgrade. In a subsequent and unrelated event, Moody's Investor Services changed its methodology for rating diversified U.S. Telecommunications Companies. As a result, the debt ratings of four of our operating telephone subsidiaries were downgraded and one operating telephone subsidiary was upgraded to reflect this new rating methodology.

      Financing activities in the first nine months of 1998 also included the early extinguishment of $350.0 million of refunding mortgage bonds and $300.0 million of debentures, and the issuance of $600.0 million of debentures by several of our operating telephone subsidiaries. On October 26, 1998, an operating telephone subsidiary redeemed $125.0 million of 7.5% debentures due in 2013. On October 14, 1998, another operating telephone subsidiary announced that it will redeem $15.0 million of 7.75% debentures due in 2013 on November 13, 1998. See Note 5 to our condensed consolidated financial statements for additional information about our debt.

      In connection with our investment in Iusacell, we granted to the Peralta Group (the other principal shareholder of Iusacell) certain put rights against us. The Peralta Group can require us to purchase from it 173,137,756 Iusacell shares for $.96 per share, or $166.2 million in aggregate, by giving notice of exercise between November 15 and December 15, 1998. The Peralta Group can also require us to purchase from it 173,137,756 Iusacell shares for $1.07 per share, or $185.3 million in aggregate, by giving notice of exercise between November 15 and December 15, 1999.

      On November 9, 1998, we established a $2.0 billion Euro Medium Term Note Program (the "Euro Program") under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes will be issued from time to time from our subsidiary, Bell Atlantic Global Funding, Inc.
(BAGF), and will benefit from a Support Agreement between BAGF and Bell Atlantic. No notes have been issued from the Euro Program.

Market Risk
--------------------------------------------------------------------------------
We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in corporate tax rates. We employ risk management strategies, including the use of derivatives such as interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, and basis swap agreements, to manage those exposures. We do not hold derivatives for trading purposes.

      It is our policy to enter into interest rate, foreign currency and other transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks discussed above. We do not hedge our market risk exposure in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management strategies.

Interest Rate Risk Management
The issuance of the TCNZ Exchangeable Notes in the first quarter of 1998 and the CWC Exchangeable Notes in the third quarter of 1998, as described below, resulted in an increase of approximately $5.6 billion in our long-term debt.

      The TCNZ Exchangeable Notes have a maturity of five years, carry a fixed interest rate of 5.75%, and are exchangeable into shares of TCNZ common stock at the option of the holder beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares.

      The CWC Exchangeable Notes have a maturity of seven years, carry a fixed interest rate of 4.25%, and are exchangeable into shares of CWC common stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing of the offering. Upon exchange, we retain the option to settle in cash or by delivery of CWC shares.

      As of September 30, 1998, the fair value of our long-term debt and interest rate derivatives was approximately $19.9 billion. The aggregate hypothetical fair value of the portfolio assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $18.9 billion. The aggregate hypothetical fair value of the portfolio assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $21.0 billion. The fair values of our commercial paper and bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk Management
The fair values of our foreign currency derivatives and investments accounted for under the cost method continue to be subject to fluctuations in foreign exchange rates. In addition, the fair value of the TCNZ Exchangeable Notes is affected by changes in the U.S. dollar/New Zealand dollar exchange rate and the fair value of the CWC Exchangeable Notes is affected by changes in the U.S. dollar/British pound exchange rate. As of September 30, 1998, the net fair value of our foreign currency derivatives, cost method investments, TCNZ Exchangeable Notes and CWC Exchangeable Notes was a liability of approximately $5.5 billion. The aggregate hypothetical decrease in the fair value of that liability resulting from a 10% increase in the value of the U.S. dollar against the various currencies that we are exposed to at September 30, 1998 was estimated to be $127 million. The aggregate hypothetical increase in the fair value of that liability resulting from a 10% decrease in the value of the U.S. dollar against the various currencies that we are exposed to at September 30, 1998 was estimated to be $156 million. This calculation does not include potential changes in the value of our international investments accounted for under the equity method. As of September 30, 1998, the carrying value of our equity method international investments totaled approximately $1.9 billion.

      As described earlier, we adjusted the carrying values of our investments in TelecomAsia and Excelcomindo in the third quarter of 1998, resulting in a pre-tax charge of $485.1 million. For additional information, you should read the section "Asian Investments" on page 23 and Note 7 to our condensed consolidated financial statements.

Other Risk Management
The fair value of the TCNZ Exchangeable Notes is affected by changes in the price of TCNZ shares and the fair value of the CWC Exchangeable Notes is affected by changes in the price of CWC shares. The hypothetical fair value of the TCNZ Exchangeable Notes and the CWC Exchangeable Notes assuming a 10% increase or decrease in the U.S. dollar value of TCNZ and CWC shares at September 30, 1998 was estimated to be $5.7 billion and $5.5 billion, respectively. Other than the issuances of the TCNZ Exchangeable Notes and the CWC Exchangeable Notes, there has been no material change in our exposure to other market risks since December 31, 1997.

      The TCNZ Exchangeable Notes and the CWC Exchangeable Notes also expose us to potential earnings impacts. Should the aggregate U.S. dollar value of the TCNZ shares rise to greater than 120% of the share price at the pricing of the offering or the CWC shares rise to greater than 128% of the share price at the pricing of the offering, our earnings would be affected as a result of adjusting the debt liability to its fair value. Our cash flows would not be affected by changes in the price of the TCNZ or CWC shares, unless we pay the noteholders in cash.

---------------------------------------------------------------------
  OTHER FACTORS THAT MAY EFFECT FUTURE RESULTS
---------------------------------------------------------------------


Recent Regulatory Developments
--------------------------------------------------------------------------------
In September 1998, following an appeal by the U. S. Department of Justice ("DOJ") and other parties, the U. S. Court of Appeals reversed a District Court decision which had found that the line-of-business restrictions in the Telecommunications Act of 1996 ("Act") were unconstitutional. Those restrictions include the requirement that BOCs alone must comply with a competitive checklist before being allowed to provide long distance. We were allowed to join the case prior to the District Court's decision. The Court of Appeals decision has been appealed to the U. S. Supreme Court. Although we believe that the District Court's decision will be upheld on appeal, we are continuing to work through the regulatory process at both the state and federal levels in order to be in a position to enter the in-region long distance market in 1999.

      In April 1998, New York Telephone Company filed with the New York State Public Service Commission (NYSPSC) a statement setting forth additional commitments that it will make to the FCC in connection with our anticipated application for permission to enter the in-region long distance market in New York. Those commitments include additional operations support systems capabilities, enhanced interconnection options to stimulate facilities-based competitive alternatives, and detailed performance standards with prescribed adjustments to wholesale prices if standards are not met. In addition, New York Telephone Company will offer combinations of unbundled network elements and an Unbundled Network Element Platform (UNE-P) to competitors wishing to provide basic local and ISDN service to business or residential customers. New York Telephone Company estimates that the UNE-P will provide competitors with discounts from its retail rates of 30-40 percent on residential lines and 50-60 percent on business lines. New York Telephone Company will offer UNE-P throughout its New York operating area, but UNE-P will not be available to competitors for service to business customers in those parts of New York City where there is a defined level of local competition from two or more competitive local exchange carriers. New York Telephone Company's commitment to offer the discounted UNE-P will be for four years in New York City and other major urban areas and for six years in the rest of the state. Following New York Telephone Company's filing, the then-chairman of the NYSPSC announced that, subject to New York Telephone Company meeting its commitments, he would recommend that our application to the FCC be approved. We expect to file our application with the FCC near the end of this year, with the goal of entering the New York in-region long distance market by the end of the first quarter of next year, but there can be no assurance that any approval will be forthcoming in time to permit us to do so. Following FCC approval of our application for New York, we expect then to file applications with the FCC for Pennsylvania, Massachusetts, New Jersey, Virginia and Maryland. The timing of our long distance entry in each of our 14 jurisdictions depends on the receipt of FCC approval and on the ultimate outcome of the appeals of the District Court's decision.

       In October 1998, the FCC initiated a proceeding with respect to its price cap rules to refresh the record with respect to the productivity offset, continuation of a "market based" approach to implement changes in access tariff structure, and affording additional pricing flexibility for access services. In addition, the FCC will examine the reasonableness of the 10.25% interstate rate of return in light of apparent changes in market risks and overall cost of capital since the establishment of this threshold in 1991.

       The FCC required a phased restructuring of access charges, which began in January 1998, so that the telephone subsidiaries' non-usage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC has required establishment of different levels of usage-based charges for originating and for terminating interstate traffic.

       The FCC, in conjunction with Federal-State Joint Board on Universal Service, will adopt a methodology for determining high-cost areas for non-rural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism is expected to become effective on July 1, 1999.

----------------------------------------
OTHER MATTERS
----------------------------------------

Year "2000" Update
--------------------------------------------------------------------------------
Our comprehensive program to evaluate and address the impact of the Year 2000 date transition on our operations includes steps to (a) inventory and assess for Year 2000 compliance our equipment, software and systems, (b) determine which items will be remediated, replaced or retired, and establish a plan to accomplish these steps, (c) remediate, replace or retire the items, (d) test the items, where required, and (e) provide management with reporting and issues management to support a seamless transition to the Year 2000.

State of Readiness

     For our operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Application Systems, and Information Technology Infrastructure. As of September 30, 1998, the inventory, assessment and detailed planning phases for these projects have been completed or virtually completed, and remediation/replacement/retirement and testing activities are well underway. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed, replaced, or retired. Our goal for these operations is to have our network and any other mission critical systems Year 2000 compliant (including testing) by June 30, 1999. Below is a more detailed breakdown of our efforts to date:

       Network Elements - Approximately 350 different types of network elements
       ----------------
       (such as central office switches) appearing in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Approximately 70% of these element types, representing over 90% of all deployed network elements, were originally assessed as Year 2000 compliant. Of the deployed network elements requiring remediation, approximately 38% have been repaired or replaced as of September 30, 1998 and certification testing/evaluation is well underway. We have also made substantial progress on the remaining network elements and are on track to make our June 30, 1999 objectives in this area.

       Application Systems - Approximately 1,200 application systems supporting:
       -------------------
       (i) network and customer service provisioning, network and service administration and maintenance, (ii) customer care and billing functions, and (iii) human resources, finance and general corporate functions. Approximately 48% of these application systems were originally assessed compliant or to be retired. As of September 30, 1998, approximately 45% of all application systems have successfully completed certification testing/evaluation or have been retired. We have made substantial progress on the remaining application systems and we are on track to make our June 30, 1999 objectives in this area.

       Information Technology Infrastructure - Approximately 40 mainframe, 1,000
       -------------------------------------
       mid-range, and 90,000 personal computers, and related network components and software products that compose our information technology (IT) infrastructure. There are approximately 1,350 unique types of elements in the inventory for the IT infrastructure, of which approximately 73% were originally assessed as compliant or to be retired. As of September 30, 1998, approximately 49% of all element types have successfully completed certification testing/evaluation or have been retired. We have made substantial progress on the remaining items and we are on track to make our June 30, 1999 objective in this area.

     For our other controlled or majority-owned subsidiaries, including Bell Atlantic Mobile (BAM) and our Information Services Group (ISG) companies, the inventory, assessment and planning efforts are substantially complete, and remediation/replacement/retirement and testing activities are in progress. BAM, ISG, and, in general, all of the other controlled or majority-owned subsidiaries are on track to have their mission critical systems compliant by the end of June 1999.

     Our Year 2000 program also includes a project to review and remediate affected systems (including those with embedded technology) within our buildings and other facilities, a project to assure Year 2000 compliance across all of our internal business processes, and other specific projects directed towards insuring we meet our Year 2000 objectives.

     Third Party Issues

     Vendor Issues
     -------------
     In general, our product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In most cases, the compliance "status" of the product in question is based on vendor-provided information, which remains subject to our testing and verification activities. In several instances, vendors have not met original delivery schedules, resulting in delayed testing and deployment. At this time, we do not anticipate that such delays will have a material impact on our ability to achieve Year 2000 compliance within our desired timeframes. We are continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such service providers have yielded less meaningful information than inquiries to our product vendors. As a result, we cannot yet determine the Year 2000 readiness of most key utilities and similar services providers or the likelihood that those providers will successfully complete the Year 2000 transition. We intend to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

     Some of our vendors continue to express concerns about providing information on the status of the Year 2000 compliance efforts for their products or services, citing factors such as liability concerns, logistical complexity and possible adverse customer relations. Although known gaps in our information gathering efforts are relatively small in comparison to the voluminous data already received, some of the information still required relates to important items, such as test plans and detailed results. We will continue to pursue all appropriate measures with our vendors in order to resolve information sharing issues, and we anticipate that the recently enacted Year 2000 Information and Readiness Disclosure Act will have a positive impact on information sharing by our vendors.

     Customer Issues
     ---------------
Our customers remain keenly interested in the progress of our Year 2000 efforts, and we anticipate increased demand for information, including detailed testing data and company-specific responses. We are providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but we do not expect any resulting warranty costs to be material. We are also analyzing and addressing Year 2000 issues in customer premise equipment (CPE), including CPE that we have sold or maintained. In general, the customer is responsible for CPE. However, customers could attribute a Year 2000 malfunction of their CPE, whether or not sold or maintained by us, to a failure of our network service. We also have a separate effort to identify and address Year 2000 issues in CPE used in connection with the provision of 911 and related services.

     Interconnecting Carriers
     ------------------------
Our network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, our customers could experience impairment of service.

Costs

From the inception of our Year 2000 project through September 30, 1998, and based on the cost tracking methods we have historically applied, we have incurred total pre-tax expenses of approximately $95 million ($70 million of which was incurred in the nine months ended September 30, 1998), and we have made capital expenditures of approximately $80 million (all of which was made in the nine months ended September 30, 1998).

     For the years 1998 and 1999 we expect to incur total pre-tax expenses for our Year 2000 project of approximately $200 million to $300 million and total capital expenditures of $200 million to $250 million.

     We have investments in various joint ventures and other interests. At this time, we do not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to our results of operations.

Risks

The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of our normal business functions or operations, which could have a material adverse effect on our results of operations, liquidity or financial condition; however, we consider such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond our control, including, for example, the final Year 2000 readiness of our suppliers, customers, interconnecting carriers, and joint venture and investment interests, we are unable to determine at this time the likelihood of a material impact on our results of operations, liquidity or financial condition, due to such Year 2000 issues. However, we are taking appropriate prudent measures to mitigate that risk. We anticipate that, in the event of any material interruptions or failures of our service resulting from actual or perceived Year 2000 problems within or beyond our control, we could be subject to third party claims.

Contingency Plans

As a public telecommunications carrier, we have had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. As part of our efforts to develop appropriate Year 2000 contingency plans, we are reviewing our existing Emergency Preparedness and Disaster Recovery plans for any necessary modifications.

     We have developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. We are also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). We anticipate that an initial draft of our corporate contingency plan will be ready in the first quarter of 1999.

Euro Common Currency
--------------------------------------------------------------------------------
Beginning January 1, 1999, eleven European countries have agreed to participate in a multi-step process to convert their existing sovereign currencies to the Euro. The process includes a transition period of three years, during which time either the Euro or the participating countries' own currencies will be accepted as payment. After the transition period, the countries will issue Euro-denominated bills and coins and will withdraw their own currencies from circulation no later than July 1, 2002, completing the conversion process.

     We have investments in companies in Italy and the Netherlands which are participating in the Euro conversion. We do not believe that the Euro conversion will have a material effect on these investments.

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

     We expect the merger to qualify as a "pooling of interests," which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

     The companies have identified the following synergy targets by the third year following completion of the merger: (i) expense savings of approximately $2 billion annually, principally related to economies of scale and other operating efficiencies; (ii) savings in annual capital expenditures of approximately $500 million; and (iii) incremental revenues of approximately $2 billion annually, which at an estimated operating margin of 25%, will produce approximately $500 million in incremental operating income.

      Based on cost and revenue synergy targets, we expect the transaction to be accretive to earnings per share, excluding one-time, merger-related charges, in the first year following the completion of the merger. It is anticipated that the merged company will target annual earnings per share growth of 13% to 15%, excluding one-time, merger-related charges, following the completion of the merger.

Recent Accounting Pronouncements
--------------------------------------------------------------------------------
For a discussion of recent accounting pronouncements and their impact on our financial statements, you should read Note 11 to the condensed consolidated financial statements.

Other Information
--------------------------------------------------------------------------------
At a Bell Atlantic Analyst Conference on October 28, 1998, we made the following statements:

     1) We are comfortable with current analyst estimates of $2.70 to $2.72 per share for 1998, excluding transition and integration costs and other special items.

     2) We are targeting consolidated revenue growth of 4% in 1998 and 5% to 6% in 1999.

     3) We are targeting 1999 earnings growth from our current business operations within the 10% to 12% range, excluding transition and integration costs.

     4) We estimate that our implementation of the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), will result in a net after-tax benefit of $200 million to $250 million in 1999. We intend to offset some or all of that benefit in 1999 with incremental investments in long distance and data market entry initiatives.

     5) We estimate that, including long distance and data market entry costs and the effects of SOP 98-1, but excluding transition and integration costs, 1999 earnings growth will remain within the 10% to 12% range.


-------------------------------------------------------------------------------
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------------------------------------

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

       The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments; (ii) material changes in available technology; (iii) the final outcome of FCC rulemakings, and judicial review of those rulemakings, with respect to the access and interconnection that we must provide other carriers under the Telecommunications Act of 1996; (iv) the final outcome of FCC rulemakings with respect to access charge reform and universal service; (v) future state regulatory actions in our operating areas; (vi) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets; (vii) the timing and profitability of our entry into the in-region long distance market; (viii) the success and expense of the remediation efforts of our company, suppliers, customers and interconnecting carriers in achieving Year 2000 compliance; and (ix) the timing of, and regulatory or other conditions associated with, the completion of the merger with GTE.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------
Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Financial Condition section under the caption "Market Risk."

--------------------------------------------------------------------------------
PART II - Other Information
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------
There were no proceedings reportable under this item.


Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
(a) Exhibits:

    Exhibit
    Number
    -------

      12     Ratio of Earnings to Fixed Charges.

      27     Financial Data Schedule.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

    A Current Report on Form 8-K, dated July 23, 1998, was filed regarding Bell Atlantic's second quarter 1998 financial results.

    A Current Report on Form 8-K, dated July 27, 1998, was filed regarding (i) the Agreement and Plan of merger by and among Bell Atlantic Corporation, Beta Gamma Corporation and GTE Corporation, dated as of July 27, 1998, (ii) the Stock Option Agreement, dated as of July 27, 1998, between Bell Atlantic Corporation and GTE Corporation, (iii) the Stock Option Agreement, dated as of July 27, 1998, between GTE Corporation and Bell Atlantic Corporation, and (iv) the Joint Press Release, dated July 28, 1998, issued by Bell Atlantic Corporation and GTE Corporation.

    A Current Report on Form 8-K, dated August 3, 1998, was filed regarding plans to issue in excess of $3 billion in notes exchangeable into ordinary shares of Cable & Wireless Communications plc.

Signatures
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BELL ATLANTIC CORPORATION



Date:  November 10, 1998                     By  /s/ Mel Meskin
                                                -------------------------------
                                                  Mel Meskin
                                                  Vice President - Comptroller
                                                  (Principal Accounting Officer)







UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1998.