Form 10-K
period 1998-12-31
BELL ATLANTIC CORP
filed 1999-03-30
CIK 732712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           (Mark one)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                              WHICH REGISTERED
    -------------------                              ----------------
Common Stock, $.10 par value..............  New York, Philadelphia, Boston,
                                            Chicago and Pacific Stock Exchanges

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     At January 31, 1999, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $93,149,000,000.

     At January 31, 1999, 1,553,258,804 shares of the registrant's Common Stock were outstanding, after deducting 22,987,521 shares held in treasury.

     Documents incorporated by reference:

     Portions of the registrant's Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareowners (Part III).

================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------                                                                    ----
                                     PART I

 1.  Business ..............................................................  1
 2.  Properties ............................................................ 14
 3.  Legal Proceedings ..................................................... 15
 4.  Submission of Matters to a Vote of Security Holders ................... 15
 Executive Officers of the Registrant ...................................... 15

                                     PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder
       Matters ............................................................. 16
 6.  Selected Financial Data ............................................... 16
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of  Operations............................................... 16
 7A. Quantitative and Qualitative Disclosures About Market Risk ............ 16
 8.  Financial Statements and Supplementary Data ........................... 16
 9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure................................................. 16

                                    PART III

10.  Directors and Executive Officers of the Registrant .................... 17
11.  Executive Compensation ................................................ 17
12.  Security Ownership of Certain Beneficial Owners and Management ........ 17
13.  Certain Relationships and Related Transactions ........................ 17

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...... 18


       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 29, 1999

                                     PART I


Item 1.  Business

                                     GENERAL

Bell Atlantic Corporation was incorporated in 1983 under the laws of the State of Delaware and completed a merger with NYNEX Corporation on August 14, 1997. Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121).

Bell Atlantic is a telecommunications company that operates in a region stretching from Maine to Virginia. Our principal operating subsidiaries are: New York Telephone Company, Bell Atlantic - New Jersey, Inc., Bell Atlantic - Pennsylvania, Inc., New England Telephone and Telegraph Company, Bell Atlantic - Maryland, Inc., Bell Atlantic - Virginia, Inc., Bell Atlantic - West Virginia, Inc., Bell Atlantic - Delaware, Inc., Bell Atlantic - Washington, D.C., Inc. and Bell Atlantic Mobile.

We have four reportable segments, which we operate and manage as strategic business units and we organize by products and services. Our segments and their principal activities consist of the following:

--------------------------------------------------------------------------------
Domestic Telecom    Domestic wireline telecommunications services - primarily
                    our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia, including voice and data transport, enhanced and custom calling features,
                    network access, directory assistance, private lines and
                    public telephones. This segment also provides customer
                    premises equipment distribution, systems integration,
                    billing and collections, and Internet access services.
--------------------------------------------------------------------------------
Global Wireless     Wireless telecommunications services to customers in 24
                    states in the United States and foreign wireless investments servicing customers in Latin America, Europe and the Pacific
                    Rim.
--------------------------------------------------------------------------------
Directory           Domestic and international publishing businesses, including print directories and Internet-based shopping guides, as
                    well as website creation and hosting and other electronic
                    commerce services. This segment has operations principally in the United States and Central Europe.
--------------------------------------------------------------------------------
Other Businesses    International wireline telecommunications investments
                    primarily in Europe and the Pacific Rim and lease financing and other businesses.
--------------------------------------------------------------------------------
You can find financial information with respect to our segments in Note 17 to the consolidated financial statements.

                        PROPOSED BELL ATLANTIC-GTE MERGER

Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.

We believe that the merger will result in significant opportunities for cost savings, revenue growth, technological development and other benefits. The combined company will achieve synergies through economies of scope and scale, the elimination of duplicative expenditures and the consistent use of the best practices of Bell Atlantic and GTE in cost control and product offerings.

Based on anticipated revenue and expense synergies, we expect that the merger will improve earnings per share, excluding merger-related charges, in the first year following the completion. We estimate that the merger will also generate significant capital synergies, producing higher capital efficiency and higher cash flow and margin growth. By the third year following the completion of the merger, we expect:

 .    annual revenue synergies of approximately $2 billion, primarily from improved market penetration for value-added services and faster development of our data and long distance businesses, which, at an estimated operating margin of 25%, will produce $500 million in incremental operating income;

 .    annual expense savings of approximately $2 billion, with savings generated from operating and procurement synergies, reduced corporate overheads, the migration of long distance traffic onto GTE's network, and greater efficiency in wireless operations; and

 .    annual capital synergies of approximately $500 million through volume purchasing and the elimination of certain capital costs associated with building a data network in our current territory.

We are targeting revenue growth of 8-10% and earnings per share growth of 13-15% (excluding merger-related charges) in each of the first two years following the completion of the merger. By the third year after the completion of the merger, we are targeting revenue growth in excess of 10% and earnings per share growth in excess of 15% (excluding merger-related charges).

As a result of the merger, the combined company will incur direct incremental and transition costs currently estimated at $1.6 billion to $2.0 billion (pre-tax) in connection with completing the transaction and integrating the operations of GTE and Bell Atlantic. These costs consist principally of systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, employee severance and relocation resulting from the merger, branding, compensation arrangements, and professional and registration fees. While the exact timing, nature and amount of these costs is subject to change, we anticipate that the combined company will record a charge of approximately $375 million (pre-tax) for direct incremental costs in the quarter in which the merger is completed. Transition costs of approximately $1.2 billion to $1.6 billion (pre-tax) will be incurred over the three years following completion of the merger.

                                DOMESTIC TELECOM

OPERATIONS

Our Domestic Telecom segment, primarily comprised of our nine operating telephone subsidiaries, provided approximately 81% of 1998 operating revenues. The operating telephone subsidiaries presently serve a territory consisting of 31 LATAs, or local access and transport areas, and provide mainly two types of telecommunications services: exchange telecommunications and exchange access.

 .    Exchange telecommunications service is the transmission of telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services, and Centrex services. We also provide toll services within a LATA, including Wide Area Telecommunications Service and intraLATA toll (long distance) service.

 .    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA (long distance) carriers. Examples of exchange access services include switched access and special access services.

We have organized our Domestic Telecom segment into business units operating across our telephone subsidiaries. The business units focus on specific market segments. We are not dependent on any single customer. The telephone subsidiaries remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

The Consumer unit markets communications services to residential customers, as
    --------
well as operator services, within our territory (22 million households and 63 million people). 1998 revenues were approximately $10 billion, representing approximately 39% of Domestic Telecom's aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The General Business unit markets communications and information services to
    ----------------
small and medium-sized businesses, as well as pay telephone services, within our territory. The General Business unit has approximately 2.1 million customers in our territory and generated approximately $5 billion in revenues in 1998, representing approximately 19% of Domestic Telecom's aggregate revenues.

The Enterprise Business unit markets communications and information technology
    -------------------
and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state government. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services. The Enterprises Business unit also includes the Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system), as well as IP based solutions (communications using internet protocol and internet services, including high-speed internet access and web hosting). Global Networks, a unit of Data Solutions Group, is building a next generation long distance network using ATM (asynchronous transfer mode) technology. 1998 revenues were approximately $5 billion, representing approximately 19% of Domestic Telecom's aggregate revenues.

The Network Services unit markets (i) switched and special access to the
    ----------------
telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1998 revenues were approximately $6 billion, representing approximately 23% of Domestic Telecom's aggregate revenues. Approximately 75% of total Network Services revenues were derived from interexchange carriers. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers.

TELECOMMUNICATIONS ACT OF 1996

The Telecommunications Act of 1996 (the "1996 Act") became effective on February 8, 1996, and replaced the Modification of Final Judgment (the "MFJ"), a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies (BOC), including ours, to engage in manufacturing and to provide long distance service under certain conditions.

First, the 1996 Act permitted us to apply immediately for state approval to offer long distance services originating outside of the states where our operating telephone subsidiaries operate as local exchange carriers. Our wireless businesses also were permitted to immediately offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

Second, the 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where our telephone subsidiaries operate as local exchange carriers), once we have demonstrated to the Federal Communications Commission ("FCC") that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

The U.S. Court of Appeals rejected a constitutional challenge to these provisions, and the Supreme Court recently declined to review that decision. During the period that the case was pending, we continued to work through the regulatory process at both the state and federal levels in order to be in a position to demonstrate compliance with the challenged provisions.

The U. S. Supreme Court recently reversed a U.S. Court of Appeals decision that had invalidated certain aspects of the FCC rules implementing provisions of the 1996 Act. In particular, the Supreme Court reinstated the FCC's authority to adopt rules governing the methodology to be used by state commissions in setting prices for local interconnection and resale arrangements, and reinstated rules that allow competitors to choose individual terms out of negotiated interconnection agreements and that prohibit incumbent local telephone companies from separating network elements that already are combined in the incumbent's own network.

The U. S. Supreme Court also decided that the FCC had applied the wrong standard in determining what elements of their networks incumbent local telephone companies are obligated to make available to competitors on an unbundled basis. Among other things, the FCC failed to account for the fact that some elements are available from other sources. As a result of the decision, the FCC must conduct a new proceeding to apply the correct standard. Pending that proceeding, we have informally agreed to continue offering the FCC's previously specified list of unbundled elements. In addition, a challenge to the substantive merits of the FCC's pricing rules remains pending in the U.S. Court of Appeals.

In April 1998, our operating telephone subsidiary in New York filed with the New York State Public Service Commission a statement setting forth additional commitments that we will make to the FCC in connection with our anticipated application for permission to enter the in-region long distance market in New York. Those commitments include terms under which we will offer combinations of unbundled network elements and an unbundled network element platform (UNE-P) to competitors wishing to provide basic local and ISDN-BRI service to business or residential customers. We will offer UNE-P for basic local and ISDN-BRI service throughout our New York operating area, but UNE-P will not be available to competitors for other services, or for service to business customers in those parts of New York City where there is a defined level of local competition from two or more competitive local exchange carriers. Our commitment to offer UNE-P will be for four years in New York City and other major urban areas and for six years in the rest of the state. We believe that the terms of these commitments generally are consistent with the recent Supreme Court decision.

We expect to file in the second quarter of 1999 an application with the FCC for permission to enter the in-region long distance market in New York. We hope to begin offering this service in the third quarter of 1999. Following our application for New York, we expect next to file applications with the FCC for Pennsylvania, Massachusetts, New Jersey, Virginia and Maryland and, subsequently, for the remaining states in our territory. The timing of our long distance entry in each of our 14 jurisdictions depends on the receipt of FCC approval.

We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

FCC REGULATION AND INTERSTATE RATES

The operating telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1998, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that the telephone subsidiaries' nonusage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established.

Price Caps

Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (the productivity factor) and adjusted upward by an allowance for inflation (the GDP-PI). The current productivity factor is
6.5 percent. These changes will be reflected in tariff changes that will be filed to take effect on July 1, 1999.

In October 1998, the FCC initiated a proceeding with respect to its price cap rules to determine whether a change in the current productivity factor is warranted, whether to continue its "market based" approach of allowing market forces (supplemented by its price cap rules) to determine access charge levels, and whether to afford additional pricing flexibility for access services. In addition, we have petitioned the FCC to remove our special access services from price cap regulation on the grounds that customers of these services have competitive alternatives available, and a challenge to the FCC order establishing the 6.5 percent productivity factor is pending in the U.S. Court of Appeals. We are unable to predict the results of these further proceedings.

Universal Service

The FCC has adopted rules implementing the "universal service" provision of the 1996 Act. As of January 1, 1999, the rules require each of our operating telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low-income subsidies. Each of our operating telephone subsidiaries are also required to contribute a portion of their total retail revenues for schools, libraries and not-for-profit health care. Our operating telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users. Our domestic wireless company is required to contribute to these universal service programs and will recover the cost of its contributions from end-users.

A new federal high-cost universal service support mechanism for nonrural carriers and an increase in the funding level for schools and libraries are expected to become effective in 1999. The FCC currently is considering, in conjunction with a recommendation from a joint board of federal and state regulators, a number of issues that could affect the size of the universal service fund for high cost areas and the amount of universal service costs that are assessed against our operating telephone subsidiaries and domestic cellular subsidiary for recovery.

Reciprocal Compensation

We have been required by certain state regulatory decisions to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including a large volume of one-way traffic from our customers to internet service providers that are their customers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the 1996 Act. Because the previous state regulatory decisions were based upon a view that internet access calls are "local" rather than interstate and interexchange in nature, we have asked those state commissions to revisit their prior interpretations. Unless state regulators follow the FCC's interpretation, these reciprocal compensation payments, which were approximately $175 million higher in 1998, are expected to grow to approximately $350 million in 1999.

STATE REGULATION OF RATES AND SERVICES

State public utility commissions regulate our operating telephone subsidiaries with respect to certain intrastate rates and services and certain other matters. In most jurisdictions the telephone subsidiaries have been able to replace rate of return regulation with price regulation plans.

New York Telephone

     New York

The New York State Public Service Commission has regulated New York Telephone under the Performance Incentive Plan since 1995. The plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict New York Telephone's earnings. The plan

 .    caps prices at current rates for "basic" services such as residence and business exchange access, residence and business local calling and LifeLine service;

 .    establishes price reduction commitments for a number of services, including toll and intraLATA carrier access services;

 .    adjusts prices annually based on certain costs associated with state commission mandates and other defined "exogenous" events; and

 .    establishes service quality targets with stringent rebate provisions if New
     York Telephone is unable to meet some or all of the targets.

     Connecticut

New York Telephone's operations are subject to rate of return regulation, but an incentive regulation plan which would eliminate regulation of earnings has been filed with the Connecticut Department of Public Utility Control.

Bell Atlantic - New Jersey

Bell Atlantic - New Jersey is regulated under a Plan for Alternative Form of Regulation, which expires on December 31, 1999. A petition has been filed to extend the plan for another year. The plan divides Bell Atlantic - New Jersey's services into Competitive Services and Rate-Regulated Services.

 .    The prices for Competitive Services may be changed without regulatory involvement.
 .    Rate-Regulated Services are grouped in two categories:
       . "Protected Services": Basic residence and business service, Touch-Tone, access services and the ordering, installation and restoration of these services.
       . "Other Services": Custom Calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service.
 .    There is a cap on basic residence service rates through 1999, but revenue-neutral rate restructuring is permitted.
 .    There is no cap on earnings for Rate-Regulated Services, but Bell
     Atlantic-New Jersey must share all earnings above a return on equity of 13.7% equally with customers.

Bell Atlantic - Pennsylvania

The Pennsylvania Public Utility Commission regulates Bell Atlantic - Pennsylvania under an Alternative Regulation Plan approved in 1994. The plan provides for a pure price cap plan with no sharing of earnings with customers and replaces rate base, rate of return regulation.

 .    Competitive Services, including directory advertising, billing services,
     Centrex service, paging, speed calling, repeat calling, and HiCap are deregulated.
 .    All Noncompetitive Services are price regulated. The plan:
       .    permits annual price increases up to, but not exceeding, the GDP-PI minus 2.93%.
       .    requires annual price decreases when the GDP-PI falls below 2.93%.
       .    caps prices for protected services, including residential and business basic exchange services, special access and switched access, through 1999.
       .    permits revenue-neutral rate restructuring for noncompetitive services.

The plan requires Bell Atlantic - Pennsylvania to provide a Lifeline service for residential customers. The plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

From September 1998 through February 1999, the commission sponsored a multi-party global telecommunications settlement proceeding aimed at resolving issues in a number of contentious telecommunications regulatory dockets at the commission. The formal negotiation period ended on March 1, 1999, without a settlement among all the negotiation parties having been reached. Since the close of negotiations, two group of participants, one of which includes us, two competitive local exchange carriers, and a number of small telephone companies, have proposed separate nonunanimous settlements for consideration by the commission in resolving some or all of the telecommunications dockets. The commission has not decided what procedures it will follow in addressing the issues raised in these settlement proposals.

New England Telephone

     Maine

In 1995, the Maine Public Utilities Commission adopted a five-year price cap plan for New England Telephone, with the provision for a five-year extension after review by the state commission. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on New England Telephone's earnings. The state commission also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed.

     Massachusetts

In 1995, the Massachusetts Department of Public Utilities approved a price regulation plan for New England Telephone through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit New England Telephone's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. In addition, New England Telephone's service quality performance levels in any given month could result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

     New Hampshire

New England Telephone's operations are subject to rate of return regulation.

     Rhode Island

In 1996, the Rhode Island Public Utilities Commission approved an incentive regulation plan for New England Telephone. The plan has no set term or expiration, although there are opportunities for annual review by the state commission, and there is no earnings cap or sharing mechanism. Other features of the plan include: more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999.

     Vermont

New England Telephone's operations are subject to rate of return regulation, but an incentive plan has been filed with the Vermont Public Service Board which would eliminate regulations of earnings.

Bell Atlantic - Maryland

In 1996, the Public Service Commission of Maryland approved a price cap plan for regulating the intrastate services provided by Bell Atlantic - Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential and Basic-Business are capped for a period of three years. After the cap period, rates for services in these three categories can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation (CPI). Rates for Discretionary services may be increased under the same formula. Rates for competitive services may be increased without regulatory limits. Regulation of profits is eliminated.

Bell Atlantic - Virginia

Effective in 1995, the Virginia State Corporation Commission approved an alternative regulatory plan that regulates Bell Atlantic Virginia's noncompetitive services on a price cap basis and does not regulate Bell Atlantic
- Virginia's competitive services. The plan includes a moratorium on rate increases for basic local telephone service until 2001 and eliminates regulation of profits.

Bell Atlantic - West Virginia

In February 1998, the West Virginia Public Service Commission issued an order extending the Incentive Regulation Plan until December 31, 2000. The Incentive Regulation Plan includes pricing flexibility for competitive services. Bell Atlantic - West Virginia is committed to invest at least $225 million in its network over the three-year period from 1998 through 2000.

Bell Atlantic - Delaware

In 1994, Bell Atlantic - Delaware elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act"). The Delaware
Telecommunications Act provides that:

    . the prices of "Basic Telephone Services" (e.g., dial-tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation (GDP-PI) less 3%;
    . the prices of "Discretionary Services" (e.g., Identa RingSM and Call Waiting) cannot increase more than 15% per year per service;
    . the prices of "Competitive Services" (e.g., voice messaging and message toll service) are not subject to tariff or regulation; and
    . Bell Atlantic - Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission during the fifth year of the plan. In March 1998, the state commission approved Bell Atlantic - Delaware's request to continue under the Delaware Telecommunications Act until March 2002.

Bell Atlantic - Washington, D.C.

In 1996, the District of Columbia Public Service Commission approved a price cap plan for intra-Washington, D.C. services provided by Bell Atlantic - Washington, D.C. Provisions of the plan include:

    .    a term of four years, through December 31, 1999;
    .    three service categories: basic, discretionary, and competitive;
    . caps on certain basic residential rates for the term of the plan, with other basic rates to change with the GDP-PI minus 3%;
    .    discretionary service rate increases of up to 15% annually;
    .    elimination of price limits on competitive service rates; and
    .    elimination of the regulation of profits.

COMPETITION

Legislative changes, including provisions of the 1996 Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services

The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in our territory. The 1996 Act is expected to significantly increase the level of competition in all of our local exchange markets.

One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or "ILECs"), including our operating telephone subsidiaries, to permit potential competitors (competitive local exchange carriers, or "CLECs") to:

    .    purchase service from the ILEC for resale to CLEC customers
    .    purchase unbundled network elements from the ILEC, and/or
    .    interconnect the CLEC network with the ILEC's network.

The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

Negotiations between the operating telephone subsidiaries and various CLECs, and arbitrations before state public utility commissions, have continued. As of January 31, 1999, the operating telephone subsidiaries had entered into approximately 897 agreements with CLECs covering all of our territory, of which 664 have been approved by state regulators.

We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 1999 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our operating telephone subsidiaries' service. Under the various agreements and arbitrations discussed above, our operating telephone subsidiaries are generally required to sell their services to CLECs at discounts ranging from approximately 15% to 29% from the prices our operating telephone subsidiaries charge their retail customers.

IntraLATA Toll Services

IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. All of our state regulatory commissions (except in the District of Columbia, where intraLATA toll service is not provided) permit other carriers to offer intraLATA toll services within the state.

Until the implementation of "presubscription," intraLATA toll calls were completed by our operating telephone subsidiaries unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code.

The 1996 Act generally prohibits, with certain exceptions, a state from requiring presubscription until the earlier of such time as the BOC is authorized to provide long distance services originating in the state or three years from the effective date of the 1996 Act.

New York Telephone fully completed intraLATA presubscription implementation by September 1996. By December 1997, our operating telephone subsidiaries in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont and West Virginia had also implemented presubscription. We expect to offer intraLATA presubscription in Massachusetts in April 1999. In Maryland and Virginia, the state commissions have decided that intraLATA presubscription need not occur on the third anniversary of the 1996 Act, but did not set dates for implementation. The recent Supreme Court decision reinstated the FCC's authority to adopt rules governing intraLATA presubscription, and the FCC has required that implementation be completed as early as May 1999.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues in those jurisdictions where, as noted above, presubscription has been implemented before we are permitted to offer long distance services. However, the negative effect is beginning to subside now that presubscription has been available in most of our states for more than one year. In addition, the adverse impact on intraLATA toll services revenues is being partially offset by an increase in intraLATA network access revenues.

Alternative Access

A substantial portion of our operating telephone subsidiaries' revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer virtual collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our operating telephone subsidiaries' local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our operating telephone subsidiaries' lines.

Wireless Services

Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end users. Wireless portable telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission. Our investment in wireless services is described below under "Global Wireless."

Public Telephone Services

We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

Alternative operator services providers have entered into competition with our operator services product line.


                                    DIRECTORY

Through Bell Atlantic Yellow Pages Company, Bell Atlantic Electronic Commerce Services, Inc. and other subsidiaries, we publish printed and electronic directories and provide Internet-based electronic shopping guides, as well as website creation and hosting and other electronic commerce services. Our directory publishing business produces over 600 domestic and international Yellow Page directories with over 900,000 advertisers and distributes approximately 80 million copies annually in its regional markets, as well as in Poland, the Czech Republic, Slovakia, Greece, Gibraltar and China. We provide on-line shopping services with more than 10,000 advertisers and nearly 23 million visits per month. 1998 revenues from the Directory segment were approximately $2.3 billion.

                                 GLOBAL WIRELESS

1998 revenues from our Global Wireless segment were approximately $3.8 billion.

United States

We provide wireless communications services in the United States principally through our subsidiary, Bell Atlantic Mobile ("BAM"), and PrimeCo Personal Communications, L.P. ("PrimeCo"), a joint venture.

BAM provides wireless services to approximately 6.2 million customers in the Northeast, mid-Atlantic, Southeast and Southwest portions of the United States. BAM competes with other cellular carriers and personal communications service ("PCS") providers licensed by the FCC. Competing providers offer competitive pricing plans, digital technology, and enhanced calling features. BAM has introduced new pricing plans designed to meet this new competition, and offers digital service as well as enhanced calling features in its markets.

PrimeCo is a partnership between Bell Atlantic and AirTouch Communications which provides PCS services in over 30 major cities across the United States. At year-end PrimeCo had approximately 902,000 customers. Since 1994 we have invested approximately $1.6 billion in PrimeCo to fund its operations and the build-out of its PCS network.

Mexico

We have a 47.2% economic interest in Grupo Iusacell, S.A. de C.V. ("Iusacell"), a telecommunications company in Mexico whose primary business is the provision of wireless telephone service. The Peralta Group, the other principal shareholder of Iusacell, holds approximately 43.6%, and the remaining 9.3% is held by public shareholders.

Since 1993, we have invested approximately $1.2 billion in Iusacell. In the first quarter of 1997, we consummated a restructuring of our investment in Iusacell to permit us to assume control of its board of directors and management. At year end, Iusacell had approximately 750,000 subscribers.

Italy

We have a 19.71% economic interest in Omnitel Pronto Italia, S.p.A. ("Omnitel"), an Italian digital cellular telecommunications company. Since 1994 we have invested approximately $544 million in Omnitel. At year-end, Omnitel had approximately 6.2 million subscribers.

Greece

We have a 20% economic interest in STET Hellas Telecommunications S.A. ("STET Hellas"), which holds one of three nationwide licenses for cellular services in Greece. At year-end, STET Hellas had approximately 688,000 subscribers.

Czech Republic and Slovakia

We have an economic interest of approximately 25% in EuroTel Praha s r.o. and EuroTel Bratislava a.s., which have been operating cellular systems in the Czech Republic and Slovakia, respectively, since 1991.

Indonesia

We have an economic interest of approximately 23% in P.T. Excelcomindo Pratama ("Excelcomindo"), which holds a nationwide license to provide cellular service in Indonesia.

In the third quarter of 1998, we recorded a charge of $137 million to adjust the carrying value of our investment in Excelcomindo to its estimated fair value. We considered the following factors in determining this charge:

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


                                OTHER BUSINESSES

1998 revenues from our Other Businesses were approximately $124 million.

New Zealand

We have a 24.94% economic interest in Telecom Corporation of New Zealand Limited ("TCNZ"). TCNZ is the principal provider of telecommunications services in New Zealand, offering local service, national and international long distance service, cellular service and Internet access. At December 31, 1998, TCNZ had approximately 1.85 million access lines, 565,000 cellular connections and 160,000 internet access customers. TCNZ faces increasing competition in most of its markets. The New Zealand government retains a single share in TCNZ, which gives the government the right to limit residential local service price increases to no more than the rate of inflation and requires a flat-rate local calling option for residential customers.

In February 1998, we monetized our investment in TCNZ and issued approximately $2.5 billion in five year notes, which are exchangeable into shares of TCNZ at the option of the holder after September 1, 1999. Upon exchange by the holders, we retain the option to settle in cash or by delivery of shares.

Great Britain

We have an 18.5% economic interest in Cable & Wireless Communications, PLC ("CWC"), which was created in April 1997 through the merger of Mercury Communications, NYNEX CableComms, and Bell Cablemedia, following the acquisition of Videotron Holdings by Bell Cablemedia. CWC provides telecommunications and CATV services and at December 31, 1998 had approximately 1 million residential telephony lines and 837,000 CATV subscribers.

In August 1998 we monetized our investment in CWC and issued approximately $3.2 billion in notes which are exchangeable into shares of CWC at the option of the holder after July 1, 2002. Upon exchange by the holders, we retain the option to settle in cash or by delivery of shares.

Thailand

We have an economic interest of 18.2% in TelecomAsia Corporation Public Company Limited ("TelecomAsia"), which operates a telecommunications network and CATV system in metropolitan Bangkok. At year-end, TelecomAsia had approximately 1.3 million telephony lines in service and 350,000 CATV subscribers.

In the third quarter of 1998, we recorded a charge of $348 million to adjust the carrying value of our investment in Telecom Asia to its estimated fair value. We considered the following factors in determining this charge:

 .    The continued weakness of the Thai currency as compared to historical exchange rates will place additional financial burdens on the company in servicing U.S. dollar-denominated debt.

 .    The economic instability and prospects for an extended recovery period have resulted in weaker than expected growth in TelecomAsia's business. This is indicated by slower than expected growth in total subscribers and usage. These factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 .    The business plan for TelecomAsia contemplated cash flows from several lines of business. Given TelecomAsia's inclination to focus on its core wireline business, these other lines of business may not contribute future cash flows at previously expected levels.

Philippines

We have a 20% economic interest in BayanTel Telecommunications Holdings Corporation ("BayanTel"), a local exchange provider. At December 31, 1998, BayanTel had approximately 250,000 access lines.

FLAG

FLAG Limited (FLAG) owns and operates an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. FLAG launched commercial service in the fourth quarter of 1997. We hold approximately a 34% equity interest in the venture and have invested approximately $227 million since 1994.

We have approximately a 5% interest in the parent company of FLAG, FLAG Telecom Holding Limited (FLAG Telecom). In the first quarter of 1999, a subsidiary of FLAG Telecom and Global TeleSystems Group, Inc., a U.S. telecommunications company, agreed to establish a joint venture to build and operate a transoceanic dual cable system to carry high-speed data and video traffic across the Atlantic Ocean. The companies expect to offer service in 2000.

                                    EMPLOYEES

As of December 31, 1998, Bell Atlantic and its subsidiaries had approximately 140,000 employees. Unions represent approximately 69% of our employees. In 1998 we executed new collective bargaining agreements with the unions.


                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

 .    materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

 .    material changes in available technology;

 .    the final outcome of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network elements and resale rates;

 .    the extent, timing, success and overall effects of competition from others in the local telephone and toll service markets;

 .    the timing and profitability of our entry into the in-region long distance market;

 .    the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, noncontrolled investments and interconnecting carriers in achieving year 2000 compliance; and

 .    the timing of, and regulatory or other conditions associated with, the completion of the merger with GTE and our ability to combine operations and obtain revenue enhancement and cost savings following the merger.

Item 2.  Properties

                                     GENERAL

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $83.1 billion at December 31, 1998 and $77.4 billion at December 31, 1997, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

                                                            1998         1997
                                                           ------       ------
     Outside communications plant ....................      40.5%        40.9%
     Central office equipment ........................      37.9         37.7
     Land and buildings ..............................       8.5          8.7
     Furniture, vehicles and other work equipment ....       9.5          9.4
     Other ...........................................       3.6          3.3
                                                           ------       ------
                                                           100.0%       100.0%
                                                           ======       ======

     Our properties are divided among our operating segments as follows:

                                                            1998         1997
                                                           ------       ------
     Domestic Telecom ................................      92.3%        93.0%
     Global Wireless .................................       7.2          6.5
     Directory .......................................        .4           .4
     Other Businesses ................................        .1           .1
                                                           ------       ------
                                                           100.0%       100.0%
                                                           ======       ======

 "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, cellular plant, and telephone poles. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

The customers of our operating telephone subsidiaries are served by electronic switching systems that provide a wide variety of services. The operating telephone subsidiaries' network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1998, approximately 97% of the access lines were served by digital capability.

Substantially all of the assets of New York Telephone Company, totaling approximately $13.3 billion at December 31, 1998, are subject to the lien of New York Telephone Company's refunding mortgage bond indenture.


                              CAPITAL EXPENDITURES

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures for our Domestic Telecom business were approximately $6.4 billion in 1998, $5.5 billion in 1997 and $4.9 billion in 1996. Capital expenditures for our Global Wireless, Directory and Other Businesses were approximately $1.0 billion in 1998, $1.1 billion in 1997 and $1.5 billion in 1996. Capital expenditures exclude additions under capital leases. We expect capital expenditures in 1999 to total approximately $8.1 billion, including approximately $7.3 billion to be invested in our Domestic Telecom business to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. This estimate includes approximately $500 million related to the implementation of the new accounting standard on costs of computers software, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Item 3. Legal Proceedings

There were no proceedings reportable under Item 3.



Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.




                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to our executive officers.

                                                                                                   Held
      Name                   Age               Office                                              Since
------------------------     ---     ----------------------------------------------------          -----
Ivan G. Seidenberg           52      Chairman and Chief Executive Officer                          1998
Lawrence T. Babbio, Jr.      54      President and Chief Operating Officer                         1998
James G. Cullen              56      President and Chief Operating Officer                         1998
Jacquelyn B. Gates           47      Vice President - Ethics and Corporate Compliance              1998
Alexander H. Good            49      Executive Vice President - Strategy                           1998
                                     and Corporate Development
Patrick F.X. Mulhearn        47      Vice President - Corporate Communications                     1997
Donald J. Sacco              57      Executive Vice President -  Human Resources                   1997
Frederic V. Salerno          55      Senior Executive Vice President and Chief Financial           1997
                                     Officer/Strategy and Business Development
Thomas J. Tauke              48      Senior Vice President - Government Relations                  1997
Doreen A. Toben              49      Vice President - Controller                                   1998
Chester N. Watson            48      Vice President - Internal Auditing                            1997
Morrison DeS. Webb           51      Executive Vice President - External Affairs and               1997
                                     Corporate Communications
Ellen C. Wolf                45      Vice President -  Treasurer                                   1997
James R. Young               47      Executive Vice President - General Counsel                    1997

Prior to serving as an executive officer, each of the above officers have held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading in the common stock of Bell Atlantic is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1998, there were 1,102,900 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

                                               Market Price            Cash
                                            -------------------       Dividend
                                            High            Low       Declared
                                            ----            ---       --------

1998:    First Quarter...............     $53             $42 3/8      $.385
         Second Quarter..............      51 5/8          44 11/16     .385
         Third Quarter...............      50 7/16         40 7/16      .385
         Fourth Quarter..............      61 3/16         47 3/4       .385

1997:    First Quarter...............     $35 11/16       $29 5/8      $.37
         Second Quarter..............      39 1/8          28 3/8       .37
         Third Quarter...............      40 7/8          34           .385
         Fourth Quarter..............      45 7/8          37 3/8       .385

Reflects 2-for-1 stock split declared and paid in second quarter of 1998.

Pursuant to the terms of an Agreement and Plan of Merger, dated September 23, 1997, relating to the merger of Blue Ridge Cellular Telephone Company with one of our subsidiaries, we issued 212,171 shares of common stock in 1997 and 1,742 shares of common stock in 1998, none of which was registered under the Securities Act of 1933.

Item 6. Selected Financial Data

The information required by this item is included on page F-21 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included on pages F-2 through F-20 of this report.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages F-13 through F-15 of this report.


Item 8. Financial Statements and Supplementary Data

The information required by this item is included on pages F-22 through F-51 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the Proxy Statement for our 1999 Annual Meeting of Shareowners to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11.   Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 1999 Annual Meeting of Shareowners to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

For information with respect to the security ownership of the Directors and Executive Officers, see the Proxy Statement for our 1999 Annual Meeting of Shareowners to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 1999 Annual Meeting of Shareowners to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          See  Index to Financial Information appearing on Page F-1.

     (2)  Financial Statement Schedule

          See  Index to Financial Information appearing on Page F-1.

     (3)  Exhibits

     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC) in File No. 1-8606 except as otherwise noted, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
-------
2 Agreement and Plan of Merger by and among Bell Atlantic Corporation, Beta Gama Corporation and GTE Corporation, dated as of July 27, 1998. (Exhibit
     2.01 to Form 8-K, date of report July 30, 1998.)

3a Restated Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"). (Exhibit 3(i) to Form 8-K, date of report August 14, 1997.)

3b   By-Laws of Bell Atlantic, as amended and restated as of January 1, 1999.

4 No instrument which defines the rights of holders of long-term debt of Bell Atlantic and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998.*

10b Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842).*

10c Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842.)*

10d Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995.)*

10e Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998.*

10f Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990.)*

     10f(i) Resolutions amending and partially terminating the Program. (Exhibit
            10p to Form SE dated March 29, 1993.)*

10g Description of Changes in Compensation for Outside Directors of Bell Atlantic, effective August 14, 1997 (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1997.)*

10h Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 22 1996. (Exhibit 10a to Form 10-K for the year ended December 31, 1996.)*

     10h(i) Description of Amendment, effective August 14, 1997. (Exhibit 10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10i Bell Atlantic Deferred Compensation Plan, as amended and restated as of January 1, 1997. (Exhibit 10i to Form 10-K for the year ended December 31, 1996.)*

     10i(i) Description of Amendments to Bell Atlantic Deferred Compensation
            Plan (renamed the Bell Atlantic Senior Management Income Deferral
            Plan), effective January 1, 1998. (Exhibit 10i(i) to Form 10-K for the year ended December 31, 1997.)*

10j Bell Atlantic 1985 Incentive Stock Option Plan, as amended and restated as of July 1, 1996. (Exhibit 10j to Form 10-K for the year ended December 31, 1996.)*

     10j(i) Description of Amendment and Administrative Change to Bell Atlantic
            1985 Incentive Stock Option Plan, effective August 14, 1997. (Exhibit 10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10k Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10g to Form 10-K for the year ended December 31, 1996.)*

10l Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986.)*

     10l(i) Resolutions amending the Plan, effective as of January 1, 1989. (Exhibit 10d to Form SE dated March 29, 1989.)*

     10l(ii) Description of Amendments, effective January 1, 1998, to Bell
             Atlantic Senior Management Long Term Disability Plan (formerly known, as the Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan). (Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997.)*

10m Bell Atlantic Salary Program for Senior Managers, effective August 14, 1997. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1997.)*

10n  Description of Bell Atlantic Senior Management Estate Management Plan.*

10o Description of Bell Atlantic Senior Management Death Benefit Plan, effective April 1, 1998. (Exhibit 10rr to Form 10-K for year ended December 31, 1997.)*

10p Description of Bell Atlantic Senior Management Flexible Spending Perquisite Account, effective January 1, 1998. (Exhibit 10ss to Form 10-K for year ended December 31, 1997.)*

10q NYNEX 1984 Stock Option Plan, as amended and restated. (Post-Effective Amendment No. 1 to NYNEX's Registration No. 2-97813, dated September 21, 1987, File No. 1-8608.)*

10r NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28) (i) 1 to NYNEX's filing on Form SE dated March 23, 1988, File No. 1-8608.)*

10s NYNEX 1990 Stock Option Plan as amended. (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10t NYNEX 1995 Stock Option Plan as amended. (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10u NYNEX 1995 Long Term Incentive Program as amended. (Exhibit No. 3 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10v NYNEX Supplemental Life Insurance Plan. (Exhibit No. 10 iii 21 to NYNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608.)*

10w NYNEX Executive Retention Agreement. (Exhibit No. 10 iii 35 to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

10x Employment Agreement, dated August 14, 1997, by and between Bell Atlantic and Raymond W. Smith (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1997.)*

     10x(i) Letter dated April 16, 1998, to Raymond W. Smith concerning employment-related issues. (Exhibit 10v(i) to Form 10-Q for the quarter ended June 30, 1998.)*

     10x(ii) Resolutions dated May 1, 1998, approving amendments to Employment
             Agreement of Raymond W. Smith. (Exhibit 10v(ii) to Form 10-Q for the quarter ended June 30, 1998.)*

10y Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Lawrence T. Babbio, Jr.. (Exhibit 10a to Form 10-Q for the quarter ended June 30, 1998.)*

10z Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James G. Cullen. (Exhibit 10b to Form 10-Q for the quarter ended June 30, 1998.)*

10aa Employment Agreement, dated as of June 1, 1998, by and between Bell
     Atlantic Corporation and Frederic V. Salerno. (Exhibit 10c to Form 10-Q for the quarter ended June 30, 1998.)*

10bb Employment Agreement, dated as of June 1, 1998, by and between Bell
     Atlantic Corporation and Donald J. Sacco. (Exhibit 10d to Form 10-Q for the quarter ended June 30, 1998.)*

10cc Employment Agreement, dated as of June 1, 1998, by and between Bell
     Atlantic Corporation and Morrison DeS. Webb. (Exhibit 10e to Form 10-Q for the quarter ended June 30, 1998.)*

10dd Employment Agreement, dated as of June 1, 1998, by and between Bell
     Atlantic Corporation and James R. Young. (Exhibit 10f to Form 10-Q for the quarter ended June 30, 1998.)*

10ee Form of Amendment, dated as of October 27, 1998, to Employment Agreements with Lawrence T. Babbio, Jr., James G. Cullen, Frederic V. Salerno, Donald
     J. Sacco, Morrison DeS. Webb and James R. Young.*

10ff Employment Agreement, dated as of January 1, 1999, by and between Bell
     Atlantic Corporation and Ivan G. Seidenberg.*

10gg Employment Agreement, dated as of October 27, 1998, by and between Bell
     Atlantic Corporation and Alexander H. Good.*

10hh Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr.
     certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993.)*

10ii Form of stock option grant to Lawrence T. Babbio, Jr., dated February 18,
     1997, containing terms and conditions of certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10q to Form 10-K for the year ended December 31, 1996.)*

10jj Forms of Stay Incentive Agreement and Separation and Non-Compete Agreement with Doreen A. Toben and Ellen C. Wolf with respect to the Bell Atlantic-NYNEX merger. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10kk Form of Stay Incentive Agreement, dated as of November 23, 1998, with
     Doreen A. Toben and Ellen C. Wolf with respect to the Bell Atlantic - GTE Merger.*

10ll Form of Stay Incentive Agreement, dated as of November 23, 1998, with
     Patrick F. X. Mulhearn and Thomas J. Tauke.*

10mm Form of Stay Incentive Agreement, dated as of November 23, 1998, with
     Jacquelyn B. Gates and Chester N. Watson.*

10nn Form of Merger Agreement, dated as of January 29, 1999, with Doreen A.
     Toben and Ellen C. Wolf.*

10oo Form of Merger Agreement, dated as of January 29, 1999, with Patrick F. X.
     Mulhearn and Thomas J. Tauke.*

10pp Form of Merger Agreement, dated as of January 29, 1999, with Jacquelyn B.
     Gates and Chester N. Watson.*

10qq Stock Option Agreement, dated as of July 27, 1998, between Bell Atlantic
     Corporation and GTE Corporation. (Exhibit 10.01 to Form 8-K, date of report July 30, 1998.)

10rr Stock Option Agreement, dated as of July 27, 1998, between GTE Corporation and Bell Atlantic Corporation. (Exhibit 10.02 to Form 8-K, date of report July 30, 1998.)

12   Computation of Ratio of Earnings to Fixed Charges.

21   List of subsidiaries of Bell Atlantic.

23   Consent of Independent Accountants.

24   Powers of Attorney.

27   Financial Data Schedule.

-----------
*Indicates management contract or compensatory plan or arrangement.

(b)  Current Reports on Form 8-K filed during the quarter ended December 31,
     1998:

     A Current Report on Form 8-K, dated October 13, 1998, was filed regarding certain charges taken in the third quarter of 1998.

     A Current Report on Form 8-K, dated October 21, 1998, was filed regarding Bell Atlantic's third quarter 1998 financial results.

     A Current Report on Form 8-K, dated October 26, 1998, was filed on behalf of the Bell Atlantic Savings and Security Plan (Non Salaried Employees) regarding a change in the Plan's independent accountants.

     A Current Report on Form 8-K, dated October 26, 1998, was filed on behalf of the Bell Atlantic Savings and Plan for Salaried Employees regarding a change in the Plan's independent accountants.

     A Current Report on Form 8-K, dated October 26, 1998, was filed on behalf of the NYNEX Corporation Savings and Security Plan (Non-Salaried Employees) regarding a change in the Plan's independent accountants.

     A Current Report on Form 8-K, dated October 28, 1998, was filed regarding certain statements made at a Bell Atlantic Analyst Conference on October 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BELL ATLANTIC CORPORATION

                                             By /s/ Doreen A. Toben
                                               --------------------------------
                                                    Doreen A. Toben
                                                    Vice President - Controller

March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                            +++++
Principal Executive Officer:   Chairman of the                  +
 Ivan G. Seidenberg            Board and Chief                  +
                               Executive Officer                +
                                                                +
Principal Financial Officer:   Senior Executive Vice            +
  Frederic V. Salerno          President and Chief              +
                               Financial Officer/Strategy and   +
                               Business Development             +
                                                                +
Principal Accounting Officer:  Vice President - Controller      +
  Doreen A. Toben                                               +
                                                                +
Directors:                                                      +
                                                                +
  Lawrence T. Babbio, Jr.                                       +++++  By /s/ Doreen A. Toben
  Richard L. Carrion                                            +        -------------------------
  James G. Cullen                                               +             Doreen A. Toben
  Lodewijk J.R. de Vink                                         +             (individually and as
  James H. Gilliam, Jr.                                         +             attorney-in-fact)
  Stanley P. Goldstein                                          +             March 29, 1999
  Helene L. Kaplan                                              +
  Thomas H. Kean                                                +
  Elizabeth T. Kennan                                           +
  John F. Maypole                                               +
  Joseph Neubauer                                               +
  Thomas H. O'Brien                                             +
  Eckhard Pfeiffer                                              +
  Hugh B. Price                                                 +
  Rozanne L. Ridgway                                            +
  Frederic V. Salerno                                           +
  Ivan G. Seidenberg                                            +
  Walter V. Shipley                                             +
  John R. Stafford                                              +
  Morrison DeS. Webb                                            +
  Shirley Young                                             +++++

                        INDEX TO FINANCIAL INFORMATION



                                                                    Page Number
                                                                    -----------


Management's Discussion and Analysis of Results of Operations
   and Financial Condition ...........................................   F-2

Selected Financial Data ..............................................   F-21

Consolidated Statements of Income
   For the years ended December 31, 1998, 1997 and 1996 ..............   F-22

Consolidated Balance Sheets
   December 31, 1998 and 1997 ........................................   F-23

Consolidated Statements of Changes in Shareowners' Investment
   For the years ended December 31, 1998, 1997 and 1996 ..............   F-24

Consolidated Statements of Cash Flows
   For the years ended December 31, 1998, 1997 and 1996 ..............   F-25

Notes to Consolidated Financial Statements ...........................   F-26

Report of Management .................................................   F-51

Report of Independent Accountants ....................................   F-51

Schedule II--Valuation and Qualifying Accounts
   For the years ended December 31, 1998, 1997 and 1996 ..............   F-52



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

--------------------------------------------------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

1998 marked a year in which we achieved very solid financial results while continuing to position ourselves for entry into new markets in telecommunications. Our results were driven by strong market demand for voice and data services in our Domestic Telecom business and robust operating performance by our Global Wireless group.

In 1998, we reported net income of $2,965 million, or $1.86 diluted earnings per share. In 1997, we reported net income of $2,455 million or $1.56 diluted earnings per share, and in 1996 we reported net income of $3,402 million or $2.18 diluted earnings per share. Our reported results for all three years were affected by special items. After adjusting for such items, net income would have been $4,323 million or $2.72 diluted earnings per share in 1998, $3,847 million or $2.45 diluted earnings per share in 1997, and $3,474 million or $2.23 diluted earnings per share in 1996. The table below summarizes reported and adjusted results of operations for 1998, 1997 and 1996.

                                                           (DOLLARS IN MILLIONS)
Years Ended December 31                      1998           1997           1996
--------------------------------------------------------------------------------
Operating revenues                       $ 31,566       $ 30,194       $ 29,155
Operating expenses                         24,939         24,852         23,076
                                         ---------------------------------------
Operating income                            6,627          5,342          6,079

REPORTED NET INCOME                         2,965          2,455          3,402
                                         ---------------------------------------
Special items-pre-tax
  Merger-related costs                        196            519             --
  Retirement incentive costs                1,021            513            236
  Other charges and special items             589          1,041            315
                                         ---------------------------------------
Total special items-pre-tax                 1,806          2,073            551
  Tax effect and other tax-related
    items                                    (448)          (681)          (206)
  Cumulative effect of change in
    accounting principle, net of
    tax                                                                    (273)
                                         ---------------------------------------
Total special items-after-tax               1,358          1,392             72
                                         ---------------------------------------
ADJUSTED NET INCOME                      $  4,323       $  3,847       $  3,474
                                         =======================================
DILUTED EARNINGS PER SHARE-REPORTED      $   1.86       $   1.56       $   2.18
DILUTED EARNINGS PER SHARE-ADJUSTED      $   2.72       $   2.45       $   2.23


All prior year per share amounts have been adjusted to reflect a two-for-one common stock split on June 1, 1998.

The following table shows how special items are reflected in our consolidated statements of income for each of the three years:

                                                           (DOLLARS IN MILLIONS)
Years Ended December 31                        1998          1997           1996
--------------------------------------------------------------------------------
  OPERATING REVENUES
  Regulatory contingencies                  $    --       $   179       $   132
                                         ---------------------------------------
  EMPLOYEE COSTS
  Retirement incentive costs                  1,021           513           236
  Merger direct incremental costs                --            53            --
  Merger severance costs                         --           223            --
  Merger transition costs                        15             4            --
  Video-related charges                          --            12            --
  Other special items                            30            --            41

  DEPRECIATION AND AMORTIZATION
  Write-down of assets                           40           300            19

  OTHER OPERATING EXPENSES
  Merger direct incremental costs                --           147            --
  Merger transition costs                       181            92            --
  Video-related charges                          15            69            --
  Real estate consolidation                      --            55            --
  Regulatory, tax and legal
    contingencies and other
    special items                                 9           347           171
                                         ---------------------------------------
                                              1,311         1,815           467
                                         ---------------------------------------
  (INCOME) LOSS FROM
    UNCONSOLIDATED BUSINESSES
    Write-down of Asian investments             485            --            --
    Write-down of video investments               8           162            --
    Equity share of CWC formation
      costs                                      --            59            --
    Gains on sales of investments                --          (142)          (60)

  OTHER INCOME AND EXPENSE, NET
  Write-down of assets                          (45)           --            12

  INTEREST EXPENSE
  Write-down of assets                           47            --            --
                                         ---------------------------------------
TOTAL SPECIAL ITEMS-PRE-TAX                   1,806         2,073           551

  PROVISION FOR INCOME TAXES
  Tax effect of special items and
          other tax-related items              (448)         (681)         (206)
  Cumulative effect of change in
    accounting principle-directory
      publishing, net of tax                     --            --          (273)
                                         ---------------------------------------
TOTAL SPECIAL ITEMS-AFTER-TAX               $ 1,358       $ 1,392       $    72
                                         =======================================

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------



What follows is a further explanation of the nature and timing of these special items.

--------------------------------------------------------------------------------
Merger-related Costs
--------------------------------------------------------------------------------

In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax costs totaling $196 million in 1998 and $519 million in 1997.

In 1998, merger-related charges of $196 million were for transition and integration costs. In 1997, merger-related charges consisted of $96 million for transition and integration costs, $200 million for direct incremental costs and $223 million for employee severance costs.

Transition and integration costs represent costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs, advertising and branding costs, and costs associated with the elimination and consolidation of duplicate facilities, relocation and training. Transition and integration costs are expensed as incurred. Direct incremental costs consist of expenses associated with completing the merger transaction, such as professional and regulatory fees, compensation arrangements and shareowner-related costs.

Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. During 1997 and 1998, 245 and 856 management employees were separated with severance benefits.

Merger-related costs were comprised of the following amounts in 1998 and 1997:

                                                           (DOLLARS IN MILLIONS)
Years Ended December 31                                     1998            1997
--------------------------------------------------------------------------------
TRANSITION AND INTEGRATION COSTS
Systems modifications                                     $  149          $   36
Advertising                                                   20              --
Branding                                                      11              48
Relocation, training and other                                16              12
                                                         -----------------------
TOTAL TRANSITION AND INTEGRATION COSTS                       196              96
                                                         -----------------------
DIRECT INCREMENTAL COSTS
Professional services                                                         80
Compensation arrangements                                                     54
Shareowner-related                                                            16
Registration and other regulatory                                             18
Taxes and other                                                               32
                                                                         -------
TOTAL DIRECT INCREMENTAL COSTS                                               200
                                                                         -------
EMPLOYEE SEVERANCE COSTS                                                     223
                                                         -----------------------
TOTAL MERGER-RELATED COSTS                                $  196          $  519
                                                         =======================


We expect to incur between $100 million and $200 million (pre-tax) in transition and integration costs over the next 12 to 18 months to complete our transition efforts. You can find additional information on merger-related costs in Note 2 to the consolidated financial statements.


--------------------------------------------------------------------------------
Retirement Incentive Costs
--------------------------------------------------------------------------------

In 1993, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan. Beginning in 1994, retirement incentives have been offered under a voluntary program as a means of implementing substantially all of the work force reductions planned in 1993.

Since the inception of the retirement incentive program, we recorded additional costs totaling approximately $3.0 billion (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:

                                                           (DOLLARS IN MILLIONS)
Years                                      Amount                      Employees
--------------------------------------------------------------------------------
1994                                      $   694                          7,209
1995                                          515                          4,759
1996                                          236                          2,996
1997                                          513                          4,311
1998                                        1,021                          7,299
                                         ---------------------------------------
                                          $ 2,979                         26,574
                                         =======================================


The additional costs are comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs have been reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The remaining severance and postretirement medical reserve balances totaled $93 million at December 31, 1997 and were fully utilized at December 31, 1998. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees was completed in September 1998. You can find additional information on retirement incentive costs in Note 15 to the consolidated financial statements.


--------------------------------------------------------------------------------
Other Charges and Special Items
--------------------------------------------------------------------------------

YEAR 1998

During 1998, we recorded other charges and special items totaling $589 million in connection with the write-down of Asian investments and obsolete or impaired assets, and for other special items arising during the year. The remaining liability associated with these charges was $8 million at December 31, 1998. These charges are comprised of the following significant items.

Asian Investments

In the third quarter of 1998, we recorded pre-tax charges of $485 million to adjust the carrying values of two Asian investments -- TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. We account for these investments under the cost method.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------



The charges were necessary because we determined that the decline in the estimated fair values of each of these investments was other than temporary. We determined the fair values of these investments by discounting estimated future cash flows.

In the case of TelecomAsia, we recorded a charge of $348 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 .    The continued weakness of the Thai currency as compared to historical exchange rates will place additional financial burdens on the company in servicing U.S. dollar-denominated debt.

 .    The economic instability and prospects for an extended recovery period have resulted in weaker than expected growth in TelecomAsia's business. This is indicated by slower than expected growth in total subscribers and usage. These factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 .    The business plan for TelecomAsia contemplated cash flows from several lines of business. Given TelecomAsia's inclination to focus on its core wireline business, these other lines of business may not contribute future cash flows at previously expected levels.

In the case of Excelcomindo, we recorded a charge of $137 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 .    The continued weakness of the Indonesian currency as compared to historical exchange rates will place additional financial burdens on the company in servicing U.S. dollar-denominated debt. The continuing political unrest in Indonesia has contributed to the currency's instability.

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

We will continue to monitor the political, economic and financial aspects of our remaining investments in Thailand and Indonesia, as well as other investments. The book value of our remaining Asian investments was approximately $210 million at December 31, 1998. Should we determine that any further decline in the fair values of these investments is other than temporary, the impact could be material to our results of operations.

Video-related Charges

In 1998, we recorded pre-tax charges of $23 million primarily related to wireline and other nonsatellite video initiatives. We made a strategic decision in 1998 to focus our video efforts on satellite service being offered in conjunction with DirecTV and USSB. We communicated the decision to stop providing wireline video services to subscribers and offered them the opportunity to subscribe to the satellite-based video service that we introduced in 1998. In the third quarter of 1998, we decided to dispose of these assets by sale or abandonment, and we conducted an impairment review under the requirements of SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We based our estimate on an estimate of the cash flows expected to result from the use of the assets prior to their disposal and the net proceeds (if any) expected to result from disposal. We are currently providing video service exclusively in conjunction with our arrangements with DirecTV and USSB.

Write-down Of Assets And Other Items

Results for 1998 also included a pre-tax charge, net of minority interest, of $42 million for the write-down of fixed assets (primarily buildings and wireless communications equipment) and capitalized interest associated with our Mexican wireless investment-Grupo Iusacell, S.A. de C.V. (Iusacell). These assets relate to Iusacell's trial of fixed wireless service provided over the 450 MHz frequency. While continuing this trial, Iusacell is considering whether or not to pursue its rights to acquire 450 MHz licenses for other areas. Iusacell believes that the capability of the CDMA technology and the success it has had with its deployment indicate that impairment exists with respect to assets related to the 450 MHz technology. Iusacell is currently providing service over the 450 MHz spectrum and has concluded that the carrying amount of these assets exceeds the sum of the estimated future cash flows associated with the assets. We recognized an impairment loss under the provisions of SFAS No. 121. It is currently anticipated that the 450 assets will remain in service until at least the third quarter of 1999, at which point a decision on overall strategy will be made. We account for our Iusacell investment as a fully consolidated subsidiary.

Other items arising in 1998 included charges totaling $39 million principally associated with the settlement of labor contracts in August 1998.

YEAR 1997

During 1997, we recorded other charges and special items totaling $1,041 million in connection with consolidating operations and combining organizations, and for other special items arising during the year. You can find additional detail about these accrued liabilities in Note 2 to the consolidated financial statements.

Video-related Charges

In 1997, we recognized total pre-tax charges of $243 million related to certain video investments and operations. We determined that we would no longer pursue a multichannel, multipoint, distribution system (MMDS) as part of our video strategy. As a result, we recognized liabilities for purchase commitments associated with the MMDS technology and costs associated with closing the operations of our Tele-TV partnership because this operation no longer supports our video strategy. We also wrote-down our remaining investment in CAI Wireless Systems, Inc.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------



Write-down Of Assets And Real Estate Consolidation

In the third quarter of 1997, we recorded pre-tax charges of $355 million for the write-down of obsolete or impaired fixed assets and for the cost of consolidating redundant real estate properties. As part of our merger integration planning, we reviewed the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. In the case of impaired assets, we analyzed cash flows related to those assets to determine the amount of the impairment. As a result of these reviews, we recorded charges of $275 million for the write-off of some assets and $25 million for the impairment of other assets. These assets primarily included computers and other equipment used to transport data for internal purposes, copper wire used to provide telecommunications service in New York, and duplicate voice mail platforms. None of these assets are being held for disposal. At December 31, 1998, the impaired assets had no remaining carrying value.

In connection with our merger integration efforts, we consolidated real estate properties to achieve a reduction in the total square footage of building space that we utilize. We sold properties, subleased some of our leased facilities and terminated other leases, for which we recorded a charge of $55 million in the third quarter of 1997. Most of the charge related to properties in Pennsylvania and New York, where corporate support functions were consolidated into fewer work locations.

Regulatory, Tax And Legal Contingencies And Other Special Items

In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling $526 million (pre-tax), which consisted of the following items:

 .    Revenue reductions consisted of $179 million for federal regulatory matters. These matters relate to specific issues that are currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of these pending matters will result in refunds to our customers.

 .    Charges to operating expenses totaled $347 million and consisted of $75 million for interest on federal and other tax contingencies; $55 million for other tax matters; and $52 million for legal contingencies and a state regulatory audit issue. These contingencies were accounted for under the rules of SFAS No. 5, "Accounting for Contingencies." These charges also included $95 million related to costs incurred in standardizing and consolidating our directory businesses and $70 million for other post-merger initiatives.

Other charges arising in 1997 included $59 million for our equity share of formation costs previously announced by Cable & Wireless Communications plc
(CWC). We own an 18.5% interest in CWC and account for our investment under the equity method of accounting.

In 1997, we recognized pre-tax gains of $142 million on the sales of our ownership interests of several nonstrategic businesses. These gains included $42 million on the sale of our interest in Sky Network Television Limited of New Zealand (SkyTV); $54 million on the sale of our 33% stake in an Italian wireline venture, Infostrada; and $46 million on the sale of our two-sevenths interest in Bell Communications Research, Inc. (Bellcore).

YEAR 1996

In 1996, we recorded other charges and special items totaling $315 million, consisting of $334 million in connection with regulatory and legal contingencies and for costs associated with asset and investment dispositions and $41 million for actuarially determined costs of a benefit plan amendment. These charges were partially offset by a net gain of $60 million on the sale of a nonstrategic investment.

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses. We adopted the point-of-publication method, meaning that we now recognize directory revenues and expenses upon publication rather than over the lives of the directories. We recorded an after-tax increase in income of $273 million, representing the cumulative effect of this change in accounting principle.

--------------------------------------------------------------------------------
SEGMENTAL RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and we organize by products and services. Our segments are Domestic Telecom, Global Wireless, Directory and Other Businesses. You can find additional information about our segments in Note 17 to the consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units' results, but has included in reported consolidated earnings. We previously described these special items in the Overview section. The effect of these special items on each of the segment's reported net income is provided in the following table:

                                                           (DOLLARS IN MILLIONS)
Years Ended December 31                1998              1997              1996
--------------------------------------------------------------------------------

DOMESTIC TELECOM
Reported net income                 $ 2,383           $ 2,016           $ 2,413
Special items                           790               977               377
                                   ---------------------------------------------
Adjusted net income                 $ 3,173           $ 2,993           $ 2,790
                                   =============================================
GLOBAL WIRELESS
Reported net income                 $    50           $   113           $    73
Special items                           178               (18)                7
                                   ---------------------------------------------
Adjusted net income                 $   228           $    95           $    80
                                   =============================================
DIRECTORY
Reported net income                 $   662           $   564           $   855
Special items                            22                93              (270)
                                   ---------------------------------------------
Adjusted net income                 $   684           $   657           $   585
                                   =============================================
OTHER BUSINESSES
Reported net income                 $  (231)          $    28           $    57
Special items                           366                20               (45)
                                   ---------------------------------------------
Adjusted net income                 $   135           $    48           $    12
                                   =============================================
RECONCILING ITEMS
Reported net income                 $   101           $  (266)          $     4
Special items                             2               320                 3
                                   ---------------------------------------------
Adjusted net income                 $   103           $    54           $     7
                                   =============================================


Reconciling items consist of corporate operations and intersegment eliminations.

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
[GRAPHIC APPEARS HERE] Domestic Telecom
-------------------------------------------------------------------------------

Our Domestic Telecom segment consists primarily of our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, systems integration, billing and collections, and Internet access services. Domestic Telecom represents the aggregation of our domestic wireline business units (consumer, enterprise, general, and network services), which focus on specific markets to increase revenues and customer satisfaction.

Years Ended December 31                                    (Dollars In Millions)

RESULTS OF OPERATIONS--ADJUSTED BASIS            1998        1997         1996
--------------------------------------------------------------------------------
OPERATING REVENUES
Local services                                $ 13,882    $ 13,256     $ 12,627
Network access services                          7,656       7,340        7,247
Long distance services                           1,929       2,190        2,374
Ancillary services                               2,090       2,023        1,888
                                              ----------------------------------
                                                25,557      24,809       24,136
                                              ----------------------------------
OPERATING EXPENSES
Employee costs                                   7,298       7,436        7,679
Depreciation and amortization                    5,195       4,990        4,911
Other operating expenses                         7,047       6,696        6,262
                                              ----------------------------------
                                                19,540      19,122       18,852
                                              ----------------------------------
OPERATING INCOME                              $  6,017    $  5,687     $  5,284
                                              ==================================
INCOME (LOSS) FROM
        UNCONSOLIDATED BUSINESSES             $     27    $    (14)    $    (72)
ADJUSTED NET INCOME                           $  3,173    $  2,993     $  2,790

OPERATING REVENUES

Local Services

Local services revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services, which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

                           [PIE CHART APPEARS HERE]

-------------------------------------------------------------------------------
                   1998 Domestic Telecom Revenue Components
-------------------------------------------------------------------------------

                              Local           54%
                              Long Distance    8%
                              Ancillary        8%
                              Network Access  30%
-------------------------------------------------------------------------------

Growth in local services revenues of $626 million or 4.7% in 1998 and $629 million or 5.0% in 1997 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 4.3% in 1998 and 3.7% in 1997. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in both years.

Our local services revenues were boosted in both 1998 and 1997 by increased customer demand and usage of our value-added services and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997.

In 1998, revenue growth from these factors was partially offset by price reductions on certain local services and the elimination of Touch-Tone service charges by several of our operating telephone subsidiaries.

You can find additional information on the Telecommunications Act of 1996 (1996
Act) and its impact on the local exchange market under "Other Factors That May Affect Future Results."

                            [PIE CHART APPEARS HERE]

--------------------------------------------------------------------------------
                            Access Lines by Category
--------------------------------------------------------------------------------

                                 Residence   63%
                                 Business    36%
                                 Public       1%

                                  41.6 million
--------------------------------------------------------------------------------

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and resellers who purchase retail dial-tone services.

Our network access services revenues grew $316 million or 4.3% in 1998 and $93 million or 1.3% in 1997. This growth was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.8% in 1998 and 7.3% in 1997. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1998, we saw an increasing demand for special access services as a result of a greater utilization of the network by Internet service providers and other high-capacity users. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in both years. Volume-related growth was partially offset in both years by net price reductions mandated by federal and state price cap and incentive plans.

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                             Access Minutes of Use
--------------------------------------------------------------------------------

                                1996    149.5 B
                                1997    160.5 B
                                1998    173.0 B

                                1997    7.3% growth
                                1998    7.8% growth
--------------------------------------------------------------------------------

The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year, under the rules of the Price Cap Plan. We implemented price decreases for interstate access services of approximately $63 million on an annual basis for the period July 1996 through June 1997 and approximately $430 million on an annual basis for the period July 1997 through June 1998.

In July 1998, we implemented price decreases of approximately $175 million on an annual basis. The rates include amounts necessary to recover our operating telephone subsidiaries' contribution to the FCC's universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural healthcare providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses.

Beginning in the third quarter of 1998, access charges on intrastate toll calls in New York were reduced by $94 million annually due to a New York State Public Service Commission order. This reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues from the federal universal service fund. In January 1999, rates were further reduced by approximately $18 million on an annual basis to reflect lower required contributions to the FCC's universal service fund. The rates included in our July 1998 and January 1999 filings will be in effect through June 1999.

You can find additional information on FCC rulemakings concerning price caps, access charges and universal service under "Other Factors That May Affect Future Results-Recent Developments-FCC."

Long Distance Services

Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services outside of our region.

Declines in long distance services revenues of $261 million or 11.9% in 1998 and $184 million or 7.8% in 1997 were caused by two factors. First, we implemented presubscription for intraLATA toll services during 1997 in most states throughout the region. In these states, customers may now use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The relative effect of presubscription on long distance revenues was lower in the second half of 1998, as a result of presubscription being available in most of our states for more than one year. The adverse impact on long distance services revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of our network by these alternative providers. Second, we implemented customer win-back and retention initiatives that included toll calling discount packages and product bundling offers. These revenue reductions were partially offset by higher calling volumes generated by an increase in access lines in service.

Our operating telephone subsidiaries in Maryland and Virginia expect to offer presubscription no later than coincident with our offering of interLATA long distance services in those states, or earlier if so ordered by state or federal regulators. Our operating telephone subsidiary in Massachusetts expects to offer presubscription in April 1999. We believe that competition for long distance services, including competitive pricing and customer selection of alternative providers of intraLATA and interLATA toll services in the states currently offering presubscription, will continue to affect revenue trends. You can find additional information on presubscription under "Other Factors That May Affect Future Results-Competition-IntraLATA Toll Services."

Ancillary Services

Our ancillary services include such services as billing and collections for long distance carriers, systems integration, voice messaging, Internet access, customer premises equipment and wiring and maintenance services.

Revenues from ancillary services grew $67 million or 3.3% in 1998 and $135 million or 7.2% in 1997 due principally to new contracts with business customers for systems integration services and higher demand for voice messaging, billing and collections and Internet access services. Revenues earned from our customer premises services declined in 1998, while in 1997 revenues from these services grew over the prior year.

OPERATING EXPENSES

Employee Costs

Employee costs, which consist of salaries, wages and other employee compensation, employee benefits and payroll taxes, declined in 1998 by $138 million or 1.9% and in 1997 by $243 million or 3.2%. These reductions were largely attributable to lower pension and benefit costs in both years. A number of factors contributed to these cost reductions, including favorable pension plan investment returns, lower than expected retiree medical claims, and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, we established common pension and savings plan benefit provisions for all management employees. As a result, all former NYNEX management employees receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

Other items contributing to the decreases, but to a lesser extent, were lower work force levels in 1998 and lower overtime pay for repair and maintenance activity in 1997.

--------------------------------------------------------------------------------
                       Employees per 10,000 Access Lines
--------------------------------------------------------------------------------
                           [BAR CHART APPEARS HERE]

                               1996        30.9
                               1997        30.5
                               1998        28.9
--------------------------------------------------------------------------------

These cost reductions were partially offset by salary and wage increases in both years. In 1998, we executed new contracts with unions representing associate employees. The new contracts provide for wage and pension increases and other benefit improvements as described below:

 .    The wages, pension and other benefits for our associate employees are negotiated with unions. During 1998, we entered into new 2-year contracts with the Communications Workers of America (CWA), representing more than 73,000 associate workers and with the International Brotherhood of Electrical Workers (IBEW), representing approximately 13,000 associate workers in New York and the New England states. These contracts, which expire in August 2000, provide for wage increases of up to 3.8 percent effective August 1998, and up to 4 percent effective August 1999. Over the course of this two-year contract period, pension increases will range from 11 percent to 20 percent. The contracts also include cash payments, working condition improvements, and continuation of certain employment security provisions.

 .    We also entered into a two-year extension of contracts with the IBEW, representing approximately 9,000 associate members in New Jersey and Pennsylvania. These contracts, which expire in August 2002, provide for wage increases of 4.8 percent in April 1999, 3 percent in May 2000, and 3 percent in May 2001. Pensions will increase by a total of 11 percent for the years 1999-2001, and there will be improvements in a variety of other benefits and working conditions.

Depreciation and Amortization

Depreciation and amortization expense increased $205 million or 4.1% in 1998 and $79 million or 1.6% in 1997 principally due to growth in depreciable telephone plant and changes in the mix of plant assets. Depreciable telephone plant increased in 1998 by 2.8%, compared to 1.8% in 1997 principally as a result of increased capital expenditures to support the expansion of our network. These expense increases were partially offset by the effect of lower rates of depreciation.

Other Operating Expenses

The rise in other operating expenses of $351 million or 5.2% in 1998 and $434 million or 6.9% in 1997 was due to higher costs at our operating telephone subsidiaries. These increases were primarily attributable to higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks of approximately $175 million in 1998 and $55 million in 1997, and additional Year 2000 readiness costs of approximately $70 million in 1998 and $20 million in 1997.

The higher payments for termination of calls to competitive carriers' networks were the result of state regulatory decisions requiring us to pay "reciprocal compensation" for the large volume of one-way traffic from our customers to customers of other carriers, primarily calls to Internet service providers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the 1996 Act. Because previous state commission decisions were based upon a view that Internet access calls are "local" rather than interstate and interexchange, we have asked the state commissions to revisit their prior interpretations. Unless state regulators follow the FCC's decision, these reciprocal compensation payments are expected to grow to approximately $350 million in 1999.

We also recognized additional costs in 1998 as a result of our contribution to the federal universal service fund, as described earlier in the discussion of "Network Access Services Revenues." Costs associated with opening our network to competitors, including local number portability, declined by $85 million in 1998, compared to an increase of $165 million in 1997. Other operating expenses were also affected in both years, but to a lesser extent, by higher material purchases to support the network. Higher marketing and advertising costs also contributed to the expense increase in 1997.

The cost increase in 1998 was partially offset by lower taxes other than income due to the effect of a change in New Jersey state tax law. This state tax law change, which became effective January 1, 1998, repealed the gross receipts tax for our operating telephone subsidiary in New Jersey and replaced it with a net income-based tax.

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES

The change in income (loss) from unconsolidated businesses in both years was primarily due to the effect of the disposition of our video operations in the third quarters of 1998 and 1997.

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
[GRAPHIC APPEARS HERE] Global Wireless
-------------------------------------------------------------------------------

Our Global Wireless segment consists of our wireless telecommunications services to customers in 24 states in the United States and foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.

Years Ended December 31                                (Dollars In Millions)

RESULTS OF OPERATIONS--ADJUSTED BASIS             1998        1997          1996
--------------------------------------------------------------------------------
OPERATING REVENUES
Wireless services revenues                    $ 3,798      $ 3,347      $ 2,684
                                              ----------------------------------
OPERATING EXPENSES
Employee costs                                    548          490          395
Depreciation and amortization                     592          481          303
Other operating expenses                        1,942        1,742        1,465
                                              ----------------------------------
                                                3,082        2,713        2,163
                                              ----------------------------------
OPERATING INCOME                              $   716      $   634      $   521
                                              ==================================
LOSS FROM UNCONSOLIDATED BUSINESSES           $   (96)     $  (196)     $  (141)

ADJUSTED NET INCOME                           $   228      $    95      $    80


In the first quarter of 1997, we consummated a restructuring of our investment in Iusacell, a Mexican wireless company, to permit us to assume control of the Board of Directors and management of Iusacell. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation in the first quarter of 1997. You can find more information about Iusacell in Note 4 to the consolidated financial statements.

OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew $451 million or 13.5% in 1998 and $663 million or 24.7% in 1997. This revenue growth was largely attributable to our domestic cellular subsidiary, Bell Atlantic Mobile, which contributed $383 million to revenue growth in 1998 and $448 million to revenue growth in 1997. This growth was principally due to more customers and increased usage of our domestic wireless services. Our domestic cellular customer base grew 15.8% in 1998 and 21.4% in 1997. Volume-related revenue growth in both years was partially offset by the effect of competitive pricing factors. Total revenue per subscriber by our domestic cellular operations was $50.84 in 1998, $53.15 in 1997 and $57.83 in 1996.

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                 Bell Atlantic Mobile Customers (in thousands)
--------------------------------------------------------------------------------

                                1996      4,410
                                1997      5,356
                                1998      6,201

                                1997      21.4% growth
                                1998      15.8% growth
--------------------------------------------------------------------------------

Higher revenues of $63 million from Iusacell also contributed to revenue growth in 1998. The consolidation of Iusacell contributed $228 million to wireless services revenues in 1997.

OPERATING EXPENSES

Employee Costs

Employee costs at our wireless subsidiaries increased by $58 million or 11.8% in 1998 and $95 million or 24.1% in 1997 principally as a result of higher work force levels. The number of employees at Bell Atlantic Mobile grew by approximately 500 or 7.0% in 1998 and by 760 or 11.7% in 1997. The effect of consolidating Iusacell also contributed $39 million to the expense increase in 1997.

Depreciation And Amortization

Depreciation and amortization expense increased by $111 million or 23.1% in 1998 and $178 million or 58.7% in 1997. These increases were mainly attributable to growth in depreciable domestic cellular plant. The effect of consolidating Iusacell also contributed $44 million to the expense increase in 1997.

Other Operating Expenses

Other operating expenses increased by $200 million or 11.5% in 1998 and $277 million or 18.9% in 1997 principally due to increased service costs at Bell Atlantic Mobile, including higher roaming payments to wireless carriers and additional cost of equipment. Higher marketing and advertising costs also contributed to the rise in other operating expenses in both years. Iusacell's operating costs increased by $58 million in 1998 as a result of higher service costs and the effect of consolidating Iusacell added $180 million to other operating expenses in 1997.


                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
           Bell Atlantic Mobile Monthly Cash Expense per Subscriber
--------------------------------------------------------------------------------
                                 1996      $31
                                 1997      $27
                                 1998      $24
--------------------------------------------------------------------------------

LOSS FROM UNCONSOLIDATED BUSINESSES

The change in loss from unconsolidated businesses in 1998 of $100 million was principally due to improved operating results from our investments in Omnitel Pronto Italia S.p.A. (Omnitel), an international wireless investment, and PrimeCo Personal Communications, L.P. (PrimeCo), a personal communications services (PCS) joint venture.

In 1997, higher equity losses from unconsolidated businesses of $55 million were primarily attributable to our PrimeCo investment. In November 1996, PrimeCo launched commercial service in 16 major cities throughout the country, expanding its PCS service to over 30 cities by the end of 1998. Results for 1997 were positively affected by the consolidation of Iusacell and improved operating results from Omnitel.

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
[GRAPHIC APPEARS HERE] Directory
--------------------------------------------------------------------------------

Our Directory segment consists of our domestic and international publishing businesses including print directories and Internet-based shopping guides, as well as website creation and hosting and other electronic commerce services. This segment has operations principally in the United States and Central Europe.

Years Ended December 31                                    (Dollars In Millions)

RESULTS OF OPERATIONS--ADJUSTED BASIS              1998        1997        1996
--------------------------------------------------------------------------------
OPERATING REVENUES
Directory services revenues                     $ 2,264     $ 2,215     $ 2,159
                                                --------------------------------
OPERATING EXPENSES
Employee costs                                      326         215         212
Depreciation and amortization                        37          39          34
Other operating expenses                            777         886         910
                                                --------------------------------
                                                  1,140       1,140       1,156
                                                --------------------------------
OPERATING INCOME                                $ 1,124     $ 1,075     $ 1,003
                                                ================================
INCOME (LOSS) FROM
  UNCONSOLIDATED BUSINESSES                     $    29     $    23     $    (1)
ADJUSTED NET INCOME                             $   684     $   657     $   585


OPERATING REVENUES

Operating revenues from our Directory segment improved by $49 million or 2.2% in 1998 and $56 million or 2.6% in 1997 principally as a result of increased pricing for certain directory services in both years. Higher business volumes including revenue from new Internet-based shopping directory and electronic commerce services also contributed to revenue growth in both years, but to a lesser extent.

OPERATING EXPENSES

In 1998, the increase in employee costs and the reduction in other operating expenses were largely due to a change in classification of certain costs from other operating expenses to employee costs. For comparability purposes, similar costs in 1997 and 1996 were approximately $95 million and $94 million, respectively. If prior year amounts had been classified similar to 1998, employee costs would have increased by approximately $16 million or 5.2% in 1998 and by $4 million or 1.3% in 1997. These increases were largely due to salary and wage increases. After adjusting other operating expenses in prior years, these expenses would have declined by approximately $14 million or 1.8 % in 1998 and by $25 million or 3.1% in 1997. Cost reductions in both years were principally due to lower general and administrative costs of service.

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES

Higher income from unconsolidated businesses in 1998 and 1997 was due to the recognition of gains on the sale of portions of our ownership interests in certain global directory businesses.

-------------------------------------------------------------------------------
[GRAPHIC APPEARS HERE] Other Businesses
-------------------------------------------------------------------------------

Our Other Businesses segment includes international wireline telecommunications investments in Europe and the Pacific Rim and lease financing and other businesses.

Years Ended December 31                               (Dollars In Millions)

RESULTS OF OPERATIONS--ADJUSTED BASIS             1998        1997         1996
-------------------------------------------------------------------------------
OPERATING REVENUES
Other services revenues                          $ 124       $ 278        $ 456
                                                --------------------------------
OPERATING EXPENSES
Employee costs                                      14          58          136
Depreciation and amortization                        3          48          103
Other operating expenses                           105         210          332
                                                --------------------------------
                                                   122         316          571
                                                --------------------------------
OPERATING INCOME (LOSS)                          $   2       $ (38)       $(115)
                                                ================================
INCOME FROM UNCONSOLIDATED
  BUSINESSES                                     $  86       $  78        $ 107
ADJUSTED NET INCOME                              $ 135       $  48        $  12

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary exchange of similar productive assets and, as a result no gain or loss was recorded. We now account for our investment in CWC under the equity method. Prior to this transfer, we included the accounts of these operations in our consolidated financial statements. You can find more information about CWC in Note 3 to the consolidated financial statements.

OPERATING RESULTS

In 1998, the changes in operating revenues, expenses and income from unconsolidated businesses principally reflect the effect of the change in the accounting for our CWC investment under the equity method, beginning in the second quarter of 1997.

The improvement in operating income between 1997 and 1996 reflects the effects of the CWC transaction and the sale of our real estate properties business in the second quarter of 1997.

Income from unconsolidated businesses decreased in 1997 primarily as a result of higher equity losses from our international telecommunications investments. These decreases were partially offset by the effect of the change in accounting for CWC under the equity method and improved operating results from our investment in FLAG Ltd. (FLAG). FLAG owns and operates an undersea fiberoptic cable system, providing digital communications links between Europe and Asia.

--------------------------------------------------------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS continued
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  NONOPERATING ITEMS
--------------------------------------------------------------------------------

The following discussion of nonoperating items is based on the amounts reported in our consolidated financial statements.

Years Ended December 31                                    (Dollars In Millions)

INTEREST EXPENSE                              1998           1997         1996
--------------------------------------------------------------------------------
Interest expense from
        continuing operations               $ 1,335       $ 1,230       $ 1,082
Capitalized interest costs                       90            81           129
                                            ------------------------------------
Total interest costs on
        debt balances                       $ 1,425       $ 1,311       $ 1,211
                                            ====================================
Average debt outstanding                    $19,963       $18,897       $17,745
Effective interest rate                        7.14%         6.94%         6.82%

The rise in interest cost in both 1998 and 1997 was principally due to higher average debt levels. In 1998, interest expense also included added costs due to the settlement of tax-related matters. The reduction in capitalized interest costs in 1997 was largely attributable to our PrimeCo investment and the consolidation of Iusacell.

Years Ended December 31                                    (Dollars In Millions)

OTHER INCOME AND (EXPENSE), NET                    1998        1997        1996
--------------------------------------------------------------------------------
Minority interest                                 $ (75)      $ (95)      $(169)
Foreign currency gains, net                          40          28           3
Interest income                                      81          27          28
Gains on disposition of
        assets/businesses, net                       44          17           3
Other, net                                           32          20          35
                                                  ------------------------------
Total                                             $ 122       $  (3)      $(100)
                                                  ==============================

The change in other income and expense in 1998, as compared to 1997, was due to several factors. These factors principally included an increase in income resulting from the settlement of tax-related matters and from the sales of our paging business and a leveraged lease. Other factors included a reduction in minority interest, which was largely attributable to a write-down of assets by Iusacell and higher foreign exchange gains associated with our international investments.

The principal factors contributing to the change in other income and expense in 1997, as compared to the prior year, included the consolidation of our Iusacell investment and the effect of the change in accounting method for our equity investment in CWC, as described earlier.

Years Ended December 31                 1998            1997            1996
-------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATES              40.2%           38.4%           36.3%

The higher reported effective income tax rate in 1998 resulted from higher state and local income taxes caused principally by the change in the New Jersey state tax law described above under "Domestic Telecom-Other Operating Expenses," and from the write-down of certain international investments for which no tax benefits were provided. These rate increases were partially offset by adjustments to deferred tax balances at certain subsidiaries and higher tax credits related to our foreign operations.

The reported effective income tax rate was higher in 1997, than in 1996, due to the effect of certain merger-related costs and special charges for which there were no corresponding tax benefits. Adjustments to the valuation allowance resulting from our re-evaluation of tax planning strategies in light of the merger also contributed to the higher effective income tax rate in 1997. These factors were partially offset by the effect of the change in the New Jersey state tax law, which resulted in the recognition of a deferred state income tax benefit of approximately $75 million in the third quarter of 1997.

You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 16 to the consolidated financial statements.

EXTRAORDINARY ITEM

We recorded extraordinary charges associated with the early extinguishment of debentures and refunding mortgage bonds of our operating telephone subsidiaries and debt issued by FLAG. These charges reduced net income by $25.5 million (net of an income tax benefit of $14.3 million) in 1998.

--------------------------------------------------------------------------------
  CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------------------------------------
                                                           (DOLLARS IN MILLIONS)
YEARS ENDED DECEMBER 31                          1998         1997         1996
--------------------------------------------------------------------------------
Cash Flows From (Used In)
Operating activities                         $ 10,071     $  8,859     $  8,781
Investing activities                           (7,685)      (7,339)      (7,574)
Financing activities                           (2,472)      (1,447)      (1,420)
                                             -----------------------------------
Increase (Decrease) in
        Cash and Cash Equivalents            $    (86)    $     73     $   (213)
                                             ===================================
We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at December 31, 1998 and 1997, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------------------------------------
  Cash Flows From Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. Improved cash flows from operations during 1998 and 1997 resulted principally from improved operating income before special charges and timing differences in the payment of accounts payable and accrued taxes.

--------------------------------------------------------------------------------
                 Management's Discussion and Analysis continued
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------
Capital expenditures continued to be our primary use of capital resources. The majority of the capital expenditures were to support our Domestic Telecom business in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested approximately $6.4 billion in 1998, $5.5 billion in 1997 and $4.9 billion in 1996 in our Domestic Telecom business. We also invested in our Wireless, Directory and Other Businesses approximately $1.0 billion in 1998, $1.1 billion in 1997 and $1.5 billion in 1996. We expect capital expenditures in 1999 to total approximately $8.1 billion, including approximately $7.3 billion to be invested in our Domestic Telecom business. This estimate includes approximately $500 million related to the implementation of the new accounting standard on costs of computer software, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." You can find additional information on SOP No. 98-1 under "Other Matters-Recent Accounting Pronouncements-Costs of Computer Software."

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                              Capital Expenditures
--------------------------------------------------------------------------------
                                1996      $6.4B
                                1997      $6.6B
                                1998      $7.4B
--------------------------------------------------------------------------------

We continue to make substantial investments in our unconsolidated businesses. During 1998, we invested $603 million, which included a cash payment of $162 million to increase our ownership interest in Omnitel from 17.45% to 19.71%. In 1998, we also invested $301 million in PrimeCo to fund the build-out and operations of its PCS network and $140 million in our lease financing businesses. In 1997, cash investing activities in unconsolidated businesses totaled $833 million and included $426 million in PrimeCo, $138 million in FLAG and $269 million in leasing and other partnerships. During 1996, we invested $257 million in PrimeCo, $315 million in Omnitel, primarily to increase our ownership interest, $224 million in other international telecommunications investments and $275 million in leasing and other partnerships.

Our short-term investments include principally cash equivalents held in trust accounts for the payment of certain employee benefits. We invested $1,028 million in 1998, $844 million in 1997 and $418 million in 1996 principally to pre-fund vacation pay and associate health and welfare benefits. In 1998 and 1997, we increased our pre-funding to cover employees of the former NYNEX companies. Proceeds from the sales of all short-term investments were $968 million in 1998, $427 million in 1997 and $133 million in 1996.

In 1998, we received cash proceeds of $637 million in connection with the disposition of investments. These proceeds included $564 million associated with Viacom's repurchase of one-half of our investment in Viacom Inc. (Viacom) and $73 million from the sales of our paging and other nonstrategic businesses. In 1997, we disposed of our real estate properties and our interests in Bellcore, Infostrada, SkyTV and other joint ventures and received cash proceeds totaling $547 million. In 1996, we received cash proceeds of approximately $128 million from the sales of nonstrategic businesses. We invested $62 million in each of 1998 and 1997 to purchase cellular properties.

During 1997, we received cash proceeds of $153 million from the TCNZ share repurchase plan, which was completed in December 1997.

-------------------------------------------------------------------------------
Cash Flows Used In Financing Activities
-------------------------------------------------------------------------------

As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In September 1998, we announced a quarterly cash dividend of $.385 per share. For 1998, cash dividends declared totaled $1.54 per share. We declared cash dividends of $.37 per share in the first and second quarters of 1997 and $.385 per share in the second half of 1997, or $1.51 per share for the year. In 1996, cash dividends were $.36 per share each quarter, or $1.44 per share for the year. Cash dividends declared in 1996 included a payment of $.0025 per share for redemption of all rights granted under our Shareholder Rights Plan.

We increased our total debt (including capital lease obligations) by $1,026 million from December 31, 1997 to fund the increase in our Domestic Telecom capital investment program, for higher purchases of shares to fund employee stock option exercises, and for continued investments in PrimeCo and Omnitel. Our debt level also increased by $1,438 million from 1996 to 1997 principally due to an increase in telephone plant construction, new investments in PrimeCo and other wireless subsidiaries, and the consolidation of our Iusacell investment. Additional pre-funding of employee trusts as a result of covering employees of the former NYNEX companies also contributed to the increase in the 1998 and 1997 debt levels.

                           [BAR CHART APPEARS HERE]
--------------------------------------------------------------------------------
                                   Dividends
--------------------------------------------------------------------------------
                                1996      $2.2B
                                1997      $2.3B
                                1998      $2.4B
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                 Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

In February 1998, our wholly owned subsidiary, Bell Atlantic Financial Services, Inc. (FSI), issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 that are exchangeable into ordinary shares of TCNZ stock that we own (TCNZ exchangeable notes). In August 1998, FSI also issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 that are exchangeable into ordinary shares of CWC stock that we own (CWC exchangeable notes). Proceeds of both offerings were used for the repayment of a portion of our short-term debt and other general corporate purposes. In addition, two of our operating telephone subsidiaries refinanced debentures totaling $721 million and Iusacell issued $100 million in debt.

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                                   Debt Ratio
--------------------------------------------------------------------------------
                                1996      58.3%
                                1997      60.5%
                                1998      61.3%
--------------------------------------------------------------------------------

As of December 31, 1998, we had in excess of $4.5 billion of unused bank lines of credit and $299.5 million in bank borrowings outstanding. As of December 31, 1998, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $2.8 billion of unsecured debt securities. The debt securities of those subsidiaries continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the ratings of certain of our subsidiaries under review for potential downgrade. In a subsequent and unrelated event, Moody's Investor Services changed its methodology for rating diversified U.S. Telecommunications Companies. As a result, the debt ratings of four of our operating telephone subsidiaries were downgraded and one operating telephone subsidiary was upgraded to reflect this new rating methodology.

In 1998, we established a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes will be issued from time to time from our subsidiary, Bell Atlantic Global Funding, Inc. (BAGF), and will have the benefit of a support agreement between BAGF and Bell Atlantic. There have been no notes issued under this program.

In December 1998, we accepted an offer from Viacom to repurchase one-half of our investment in Viacom, or 12 million shares of their preferred stock (with a book value of approximately $600 million), for approximately $564 million in cash. This transaction resulted in a small loss in the fourth quarter of 1998. The cash proceeds, together with additional cash, were used to purchase an outside party's interest in one of our fully consolidated subsidiaries. This transaction reduced Minority Interest by $600 million and included certain stock appreciation rights and costs totaling $32 million. Our remaining investment in Viacom, 12 million shares of their preferred stock (with a book value of approximately $600 million), was repurchased by Viacom in a second transaction in January 1999 for approximately $612 million in cash. This transaction did not have a material effect on our consolidated results of operations. You can find additional information on our Viacom investment in Notes 3 and 10 to the consolidated financial statements.

In December 1998, Bell Atlantic Mobile announced an agreement with Crown Castle International Corporation to form a joint venture into which Bell Atlantic Mobile, together with certain partnerships in which it is the managing partner (the managed entities), will contribute (assuming the participation of all managed entities) approximately 1,400 network cellular towers in exchange for approximately $380 million in cash and an equity interest of approximately 37.7% in the joint venture. BAM and the managed entities will lease back a portion of the network towers and the joint venture will lease the remaining space to third parties. The joint venture also plans to build new towers. This financing transaction is expected to close in the first quarter of 1999, assuming the satisfaction of certain conditions of closing.

--------------------------------------------------------------------------------
MARKET RISK
--------------------------------------------------------------------------------
We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives including interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options and basis swap agreements. We do not hold derivatives for trading purposes.

It is our policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters, hedging the value of certain international investments, and protecting against earnings and cash flow volatility resulting from changes in foreign exchange rates. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risk associated with the TCNZ and CWC exchangeable notes.

--------------------------------------------------------------------------------
                 Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exchangeable Notes
--------------------------------------------------------------------------------

In 1998, we issued the TCNZ and CWC exchangeable notes as described earlier, and in Note 8 to the consolidated financial statements. These financial instruments expose us to market risk, including foreign exchange rate risk, interest rate risk and equity price risk, which could affect the fair values of the notes and our future earnings.

Market risk that could affect the fair values of the exchangeable notes includes:

 .    Equity price movements because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

 .    Foreign exchange rate movements because the notes are exchangeable into shares that are denominated in a foreign currency. The fair value of the TCNZ exchangeable notes is affected by changes in the U.S. dollar/ New Zealand dollar exchange rate, and the fair value of the CWC exchangeable notes is affected by changes in the U.S. dollar/ British pound exchange rate.

 .    Interest rate movements because the notes carry fixed interest rates.

Market risk that could affect our future earnings includes:

 .    Equity price and/or foreign exchange rate movements because these movements may result in our TCNZ shares rising to a level greater than 120% of the share price at the pricing date of the offering. Similar movements may cause the price of our CWC shares to rise to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to mark-to-market the applicable exchangeable note liability by the amount of the increase in share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not less than its amortized carrying value) and income would be increased. At December
     31, 1998, the fair value of neither the underlying TCNZ shares, nor the underlying CWC shares, exceeded the recorded value of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

 .    Interest rate movements will not impact earnings because the exchangeable notes carry a fixed interest rate and there is no requirement to mark-to-market the notes based on changes in interest rates.

The following sensitivity analysis measures the effect on earnings due to changes in the underlying share prices of the TCNZ and CWC stock.

 .    At December 31, 1998, the exchange price for the TCNZ shares (expressed as
     American Depositary Receipts) was $44.93 and the exchange price for the CWC shares (expressed as American Depositary Shares) was $57.47.

 .    For each $1.00 increase or decrease in value of the TCNZ shares above the exchange price, our earnings would be reduced or increased by approximately $55 million. For each $1.00 increase or decrease in value of the CWC shares above the exchange price, our earnings would be reduced or increased by approximately $56 million.

 .    Our earnings would not be affected when the TCNZ and CWC share prices are at or below their exchange prices.

 .    Our cash flows would not be affected by ongoing mark-to-market activity relating to the exchangeable notes.

 .    If we decide to deliver shares in exchange for the notes, the exchangeable note liability (including any mark-to-market adjustments) will be eliminated and the investment will be reduced by the book value of the related number of shares delivered. Upon settlement, the excess of the liability over the book value of the related shares delivered will be recorded as a gain. We also have the option to settle these liabilities with cash upon exchange.

--------------------------------------------------------------------------------
Interest Rate Risk
--------------------------------------------------------------------------------

The table that follows summarizes the fair values of our long-term debt, interest rate derivatives and exchangeable notes as of December 31, 1998 and 1997. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. Our sensitivity analysis did not include the fair values of our commercial paper and bank loans because they are not significantly affected by changes in market interest rates.

                                                                                     (Dollars In Millions)
                                                               Fair Value assuming     Fair Value assuming
At December 31, 1998                        Fair Value      +100 basis point shift  -100 basis point shift
----------------------------------------------------------------------------------------------------------
Long-term debt and
        interest rate derivatives              $14,243              $13,414                  $15,098
Exchangeable notes                               5,818                5,618                    6,018
                                               -----------------------------------------------------------
Total                                          $20,061              $19,032                  $21,116
                                               ===========================================================
At December 31, 1997
----------------------------------------------------------------------------------------------------------
Long-term debt and
        interest rate derivatives              $14,420              $13,608                  $15,209
Exchangeable notes                                   -                    -                        -
                                               -----------------------------------------------------------
Total                                          $14,420              $13,608                  $15,209
                                               ===========================================================

--------------------------------------------------------------------------------
Foreign Exchange Risk
--------------------------------------------------------------------------------

The fair values of our foreign currency derivatives and investments accounted for under the cost method are subject to fluctuations in foreign exchange rates. Our most significant foreign currency derivatives are interest rate swap agreements, which contain both a foreign currency and an interest rate component and require an exchange of British pounds and U.S. dollars at the maturity of the contract.

--------------------------------------------------------------------------------
                Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

The table that follows summarizes the fair values of our foreign currency derivatives, cost investments, and the exchangeable notes as of December 31, 1998 and 1997. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% decrease and increase in the value of the U.S. dollar against the various currencies to which we are exposed. Our sensitivity analysis does not include potential changes in the value of our international investments accounted for under the equity method. As of December 31, 1998, the carrying value of our equity method international investments totaled approximately $1.9 billion.

                                                                               (DOLLARS IN MILLIONS)
                                                         Fair Value assuming     Fair Value assuming
At December 31, 1998                     Fair Value      10% decrease in US$     10% increase in US$
----------------------------------------------------------------------------------------------------
Costs investments and foreign
        currency derivatives                $   154                 $   140                 $   172
Exchangeable notes                           (5,818)                 (6,023)                 (5,643)
                                            --------------------------------------------------------
Total                                       $(5,664)                $(5,883)                $(5,471)
                                            ========================================================
At December 31, 1997
----------------------------------------------------------------------------------------------------
Cost investments and foreign
        currency derivatives                $   351                 $   368                 $   341
Exchangeable notes                                -                       -                       -
                                            --------------------------------------------------------
Total                                       $   351                 $   368                 $   341
                                            ========================================================

--------------------------------------------------------------------------------
Foreign Currency Translation
--------------------------------------------------------------------------------

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our consolidated balance sheets. At December 31, 1998, our primary translation exposure was to the British pound, Italian lira and New Zealand dollar. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments, except for our United Kingdom investment which is partially hedged.

Equity income from our international investments is affected by exchange rate fluctuations when an equity investee has assets and liabilities denominated in a currency other than the investee's functional currency. Our investment in the Philippines is exposed to fluctuations in the U.S. dollar/Filipino peso exchange rate. Iusacell, our consolidated investment in Mexico, also holds U.S. dollar denominated debt.

For the period October 1, 1996 through December 31, 1998, we considered Iusacell to operate in a highly inflationary economy. Beginning January 1, 1999, we discontinued highly inflationary accounting for our Iusacell subsidiary and resumed using the Mexican peso as its functional currency. As a result, beginning in 1999 our earnings will be affected by any foreign currency gains or losses associated with the U.S dollar denominated debt held by Iusacell and our equity will be affected by the translation from the Mexican peso.

--------------------------------------------------------------------------------
Other Market Risks
--------------------------------------------------------------------------------

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we entered into several basis swap agreements which provide for the receipt of a variable interest rate (LIBOR-based) in exchange for a rate calculated based on a tax-exempt market index (J.J. Kenney). We account for these basis swaps at fair value and record changes as unrealized gains and losses in earnings.

In addition to the risks that we have discussed, we are typically exposed to other types of risk in the course of our business such as political risks to assets located in foreign countries. Credit risks and other potential risks have not been included in the above analysis.

--------------------------------------------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------
Proposed Bell Atlantic-GTE Merger
--------------------------------------------------------------------------------

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.

We believe that the merger will result in significant opportunities for cost savings, revenue growth, technological development and other benefits. The combined company will achieve synergies through economies of scope and scale, the elimination of duplicative expenditures and the consistent use of the best practices of Bell Atlantic and GTE in cost control and product offerings.

Based on anticipated revenue and expense synergies, we expect that the merger will improve earnings per share, excluding merger-related charges, in the first year following the completion. We estimate that the merger will also generate significant capital synergies, producing higher capital efficiency and higher cash flow and margin growth. By the third year following the completion of the merger, we expect:

 .    annual revenue synergies of approximately $2 billion, primarily from improved market penetration for value-added services and faster development of our data and long distance businesses, which, at an estimated operating margin of 25%, will produce $500 million in incremental operating income;

 .    annual expense savings of approximately $2 billion, with savings generated from operating and procurement synergies, reduced corporate overheads, the migration of long distance traffic onto GTE's network, and greater efficiency in wireless operations; and

--------------------------------------------------------------------------------
                 Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

 .    annual capital synergies of approximately $500 million through volume purchasing and the elimination of certain capital costs associated with building a data network in our current territory.

We are targeting revenue growth of 8-10% and earnings per share growth of 13-15% (excluding merger-related charges) in each of the first two years following the completion of the merger. By the third year after the completion of the merger, we are targeting revenue growth in excess of 10% and earnings per share growth in excess of 15% (excluding merger-related charges).

As a result of the merger, the combined company will incur direct incremental and transition costs currently estimated at $1.6 billion to $2.0 billion (pre-tax) in connection with completing the transaction and integrating the operations of Bell Atlantic and GTE. These costs consist principally of systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, employee severance and relocation resulting from the merger, branding, compensation arrangements, and professional and registration fees. While the exact timing, nature and amount of these costs is subject to change, we anticipate that the combined company will record a charge of approximately $375 million (pre-tax) for direct incremental costs in the quarter in which the merger is completed. Transition costs of approximately $1.2 billion to $1.6 billion (pre-tax) will be incurred over the three years following completion of the merger.

--------------------------------------------------------------------------------
Telecommunications Industry Changes
--------------------------------------------------------------------------------

The telecommunications industry is undergoing substantial changes as a result of the 1996 Act, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current businesses, but will also open new markets to us.

The 1996 Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies (BOCs) or their affiliates, including ours, to provide long distance services and to engage in manufacturing previously prohibited by the MFJ. Under the 1996 Act, our ability to provide in-region long distance service is largely dependent on satisfying certain conditions. The requirements include a 14-point "competitive checklist" of steps we must take which will help competitors offer local service through resale, the purchase of unbundled network elements or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

The U. S. Court of Appeals rejected a constitutional challenge to these provisions, and the Supreme Court recently declined to review that decision. During the period that the case was pending, we continued to work through the regulatory process at both the state and federal levels in order to be in a position to demonstrate compliance with the challenged provisions.

The U. S. Supreme Court recently reversed a U.S. Court of Appeals decision that had invalidated certain aspects of the FCC rules implementing provisions of the 1996 Act. In particular, the Supreme Court reinstated the FCC's authority to adopt rules governing the methodology to be used by state commissions in setting prices for local interconnection and resale arrangements, and reinstated rules that allow competitors to choose individual terms out of negotiated interconnection agreements, and that prohibit incumbent local telephone companies from separating network elements that already are combined in the incumbent's own network.

The U.S. Supreme Court also decided that the FCC had applied the wrong standard in determining what elements of their networks incumbent local telephone companies are obligated to make available to competitors on an unbundled basis. Among other things, the FCC failed to account for the fact that some elements are available from other sources. As a result of the decision, the FCC must conduct a new proceeding to apply the correct standard. Pending that proceeding, we have informally agreed to continue offering the FCC's previously specified list of unbundled elements. In addition, a challenge to the substantive merits of the FCC's pricing rules remains pending in the U.S. Court of Appeals.

In April 1998, our operating telephone subsidiary in New York filed with the New York State Public Service Commission a statement setting forth additional commitments that we will make to the FCC in connection with our anticipated application for permission to enter the in-region long distance market in New York. Those commitments include terms under which we will offer combinations of unbundled network elements and an unbundled network element platform (UNE-P) to competitors wishing to provide basic local and ISDN-BRI service to business or residential customers. We will offer UNE-P for basic local and ISDN-BRI service throughout our New York operating area, but UNE-P will not be available to competitors for other services, or for service to business customers in those parts of New York City where there is a defined level of local competition from two or more competitive local exchange carriers. Our commitment to offer UNE-P will be for four years in New York City and other major urban areas and for six years in the rest of the state. We believe that the terms of these commitments generally are consistent with the recent Supreme Court decision.

We expect to file in the second quarter of 1999 an application with the FCC for permission to enter the in-region long distance market in New York. We hope to begin offering this service in the third quarter of 1999. Following our application for New York, we expect next to file applications with the FCC for Pennsylvania, Massachusetts, New Jersey, Virginia and Maryland and, subsequently, for the remaining states in our region. The timing of our long distance entry in each of our 14 jurisdictions depends on the receipt of FCC approval.

We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

--------------------------------------------------------------------------------
                Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Recent Developments-FCC
--------------------------------------------------------------------------------

In 1998, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

ACCESS CHARGES

Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that the operating telephone subsidiaries' nonusage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established.

PRICE CAPS

Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (the productivity factor) and adjusted upward by an allowance for inflation (the GDP-PI). The current productivity factor is
6.5 percent. These changes will be reflected in tariff changes that will be filed to take effect on July 1, 1999.

In October 1998, the FCC initiated a proceeding with respect to its price cap rules to determine whether a change in the current productivity factor is warranted, whether to continue its "market based" approach of allowing market forces (supplemented by its price cap rules) to determine access charge levels, and whether to afford additional pricing flexibility for access services. In addition, we have petitioned the FCC to remove our special access services from price cap regulation on the grounds that customers of these services have competitive alternatives available, and a challenge to the FCC order establishing the 6.5 percent productivity factor is pending in the U.S. Court of Appeals. We are unable to predict the results of these further proceedings.

UNIVERSAL SERVICE

The FCC has adopted rules implementing the "universal service" provision of the 1996 Act. As of January 1, 1999, the rules require each of our operating telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low-income subsidies. Each of our operating telephone subsidiaries also will be contributing a portion of its total retail revenues for schools, libraries and not-for-profit healthcare. Our operating telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users. Our domestic wireless subsidiary is required to contribute to these universal service programs and will recover the cost of its contributions from end-users.

A new federal high-cost universal service support mechanism for nonrural carriers and an increase in the funding level for schools and libraries are expected to become effective in 1999. The FCC currently is considering, in conjunction with a recommendation from a joint board of federal and state regulators, a number of issues that could affect the size of the universal service fund for high cost areas and the amount of universal service costs that are assessed against our operating telephone subsidiaries and domestic cellular subsidiary for recovery.

--------------------------------------------------------------------------------
Competition
--------------------------------------------------------------------------------

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

The 1996 Act generally prohibits, with certain exceptions, a state from requiring presubscription until the earlier of such time as the BOC is authorized to provide long distance services originating in the state or three years from the effective date of the 1996 Act.

Our operating telephone subsidiary in New York fully completed intraLATA presubscription implementation by September 1996. By December 1997, our operating telephone subsidiaries in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont and West Virginia had also implemented presubscription. We expect to offer intraLATA presubscription in Massachusetts in April 1999. In Maryland and Virginia, the state commissions have decided that intraLATA presubscription need not occur on the third anniversary of the 1996 Act, but did not set dates for implementation. The recent Supreme Court decision reinstated the FCC's authority to adopt rules governing intraLATA presubscription, and

--------------------------------------------------------------------------------
                Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

the FCC has required that implementation be completed as early as May 1999.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues in those jurisdictions where, as noted above, presubscription has been implemented before we are permitted to offer long distance services. However, the negative effect is beginning to subside now that presubscription has been available in most of our states for more than one year. In addition, the adverse impact on intraLATA toll services revenues is being partially offset by increased intraLATA network access revenues.

LOCAL EXCHANGE SERVICES

Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in all of our state jurisdictions. The 1996 Act is expected to significantly increase the level of competition in all of our local exchange markets.

--------------------------------------------------------------------------------
OTHER MATTERS
--------------------------------------------------------------------------------
Euro Common Currency
--------------------------------------------------------------------------------

Beginning January 1, 1999, eleven European countries are participating in a multi-step process to convert their existing sovereign currencies to the "Euro." The process includes a transition period of three years, during which time either the Euro or the participating countries' own currencies will be accepted as payment. After the transition period, the countries will issue Euro-denominated bills and coins and will withdraw their own currencies from circulation no later than July 1, 2002, completing the conversion process. We have investments in companies in Italy and the Netherlands, which are participating in the Euro conversion. We do not believe that the Euro conversion will have a material effect on these investments.

--------------------------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------------------------------------------------------

COSTS OF COMPUTER SOFTWARE

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This new accounting standard provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP No. 98-1 is required to be applied prospectively.

We adopted SOP No. 98-1 effective January 1, 1999. We estimate that the implementation of SOP No. 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred. Costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system will continue to be expensed as incurred.

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires that costs of start-up activities, including pre-operating, pre-opening and other organizational costs, be expensed as incurred. In addition, the unamortized balance of any previously deferred start-up costs existing at adoption must be expensed.

We adopted SOP No. 98-5 effective January 1, 1999. The adoption of SOP No. 98-5 will not have a material effect on our results of operations or financial condition in 1999 because our policy has been to generally expense all start-up activities.

DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

--------------------------------------------------------------------------------
Year "2000" Update
--------------------------------------------------------------------------------

We have a comprehensive program to evaluate and address the impact of the Year 2000 date transition on our operations. This program includes steps to:

 .    inventory and assess for Year 2000 compliance our equipment, software and systems;

 .    determine whether to remediate, replace or retire noncompliant items, and establish a plan to accomplish these steps;

 .    remediate, replace or retire the items;

 .    test the items, where required; and

 .    provide management with reporting and issues management to support a seamless transition to the Year 2000.

STATE OF READINESS

For our operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. At this time, we have virtually completed the inventory, assessment and detailed planning phases for these projects. Remediation/replacement/retirement and testing activities are well underway. We plan to fix, replace or retire those items that were not Year 2000 compliant and that require action to avoid service impact. Our goal for these operations is to have our network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999. We are on schedule to achieve this goal for substantially all of our network and other mission critical systems. What follows is a more detailed breakdown of our efforts to date.

--------------------------------------------------------------------------------
                Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

 . Network Elements

  Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. We originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. Late in 1998, through additional testing and verification, we determined that certain network elements, originally represented as having no Year 2000-related service impact, were likely to cause service issues unless remediated. As a result, we had an increase in the overall number of network elements requiring repair. Notwithstanding the additional work effort, as of February 1999, we have repaired or replaced approximately 50% of the deployed network elements requiring remediation, and certification testing/evaluation is well underway. We also have made substantial progress on the remaining network elements. Although we are generally on track to achieve our June 30, 1999 goal for network elements, it is possible that the timeframe for compliance of a small number of network elements may extend into July or August, without any impact on customer service or our operations.

 . Applications And Support Systems

  Approximately 1,200 application and systems support: (i) the administration and maintenance of our network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. We originally assessed approximately 48% of these application systems as either compliant or to be retired. As of February 1999, we have successfully completed certification testing/evaluation of approximately 70% of all application systems. We also have made substantial progress on the remaining application systems. Although we are generally on track to achieve our June 30, 1999 goal for applications and support systems, it is possible that the timeframe for compliance of a small number of applications and support systems may extend into July or August, without any impact on customer service or our operations.

 . Information Technology Infrastructure

  Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise our information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, we originally assessed approximately 73% as compliant or to be retired. As of February 1999, we have successfully completed certification testing/evaluation of approximately 90% of all element types. We have made substantial progress on the remaining items and we are on track to achieve our June 30, 1999 goal.

For our other controlled or majority-owned subsidiaries, including Bell Atlantic Mobile and our directory companies, the inventory, assessment and planning efforts are substantially complete, and remediation/replacement/retirement and testing activities are in progress. Bell Atlantic Mobile, our directory companies and, in general, all of the other controlled or majority-owned subsidiaries are on track to achieve our June 30, 1999 goal for substantially all of their mission critical systems. Our Iusacell subsidiary has experienced some delays in implementation of its Year 2000 project plan. It is currently anticipated that required modification, replacement and retirement of substantially all of its mission critical systems will be completed by September 30, 1999, with testing continuing throughout 1999.

Our Year 2000 program also includes a project to review and remediate affected systems (including those with embedded technology) within our buildings and other facilities, a project to assure Year 2000 compliance across all of our internal business processes, and other specific projects directed towards insuring we meet our Year 2000 objectives.

THIRD PARTY ISSUES

 . Vendors

  In general, our product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In some cases, the compliance "status" of the product in question is based on vendor-provided information, which remains subject to our testing and verification activities. In several instances, vendors have not met original delivery schedules, resulting in delayed testing and deployment. At this time, we do not anticipate that such delays will have a material impact on our ability to achieve Year 2000 compliance within our desired timeframes.

  We are continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such services providers have yielded less meaningful information than inquiries to our product vendors, and we do not yet have sufficient information to determine whether key utilities and similar service providers will successfully complete the Year 2000 transition. However, we are now beginning to engage in more productive discussions with large utilities servicing our facilities and we are hopeful that these discussions will provide us additional assurance of Year 2000 compliance for those entities. At the present time, we remain unable to determine the Year 2000 readiness of most key utilities and similar service providers or the likelihood that those providers will successfully complete the Year 2000 transition. We intend to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

 . Customers

  Our customers remain keenly interested in the progress of our Year 2000 efforts, and we anticipate increased demand for information, including detailed testing data and company-specific responses. We are providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but we do not expect any resulting warranty costs to be material. We are also analyzing and addressing Year 2000 issues in customer premise equipment (CPE), including CPE that we have

--------------------------------------------------------------------------------
                Management's Discussion and Analysis continued
--------------------------------------------------------------------------------

  sold or maintained. In general, the customer is responsible for CPE. However, customers could attribute a Year 2000 malfunction of their CPE, whether or not sold or maintained by us, to a failure of our network service. We also have a separate effort to identify and address Year 2000 issues for CPE and other equipment that we maintain for Public Safety Answering Points (PSAPs) and are used in connection with the provision of E-911/911 and related services. We are presently repairing and replacing E-911/911-related CPE, as appropriate, that we maintain for various PSAPs.

 . Interconnecting Carriers

  Our network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, our customers could experience impairment of service.

COSTS

From the inception of our Year 2000 project through December 31, 1998, and based on the cost tracking methods we have historically applied to this project, we have incurred total pre-tax expenses of approximately $122 million ($97 million of which was incurred in 1998), and we have made capital expenditures of approximately $80 million (all of which was made in 1998). For 1999, we expect to incur total pre-tax expenses for our Year 2000 project of approximately $100 million to $200 million and total capital expenditures of $125 million to $175 million. These cost estimates have been included in our earnings targets.

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

We have developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. We are also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). We anticipate that an initial draft of our corporate contingency plan will be ready by the end of the first quarter of 1999.

--------------------------------------------------------------------------------
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

In this Management's Discussion and Analysis, and elsewhere in this Annual Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

 . materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

 . material changes in available technology;

 . the final outcome of federal, state, and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network element and resale rates;

 . the extent, timing, success, and overall effects of competition from others in the local telephone and toll service markets;

 . the timing and profitability of our entry into the in-region long distance market;

 . the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, noncontrolled investments, and interconnecting carriers in achieving Year 2000 compliance; and

 . the timing of, and regulatory or other conditions associated with, the completion of the merger with GTE and our ability to combine operations and obtain revenue enhancements and cost savings following the merger.

--------------------------------------------------------------------------------
                            SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------




                                                                   (Dollars in Millions, Except Per Share Amounts)
                                                    1998          1997          1996          1995           1994
-------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Operating revenues                          $   31,565.9  $   30,193.9  $   29,155.2  $   27,926.8   $   27,098.0
Operating income                                 6,627.2       5,341.5       6,078.6       5,417.4        4,522.4
Income before extraordinary items
  and cumulative effect of changes
  in accounting principles                       2,990.8       2,454.9       3,128.9       2,826.1        2,224.9
     Per common share-basic                         1.90          1.58          2.02          1.85           1.47
     Per common share-diluted                       1.87          1.56          2.00          1.84           1.46
Net income (loss)                                2,965.3       2,454.9       3,402.0         (96.8)          68.2
  Per common share-basic                            1.89          1.58          2.20          (.06)           .05
  Per common share-diluted                          1.86          1.56          2.18          (.06)           .04
Cash dividends declared per common share            1.54          1.51          1.44          1.40           1.38

FINANCIAL POSITION
Total assets                                $   55,143.9  $   53,964.1  $   53,361.1  $   50,623.1   $   54,020.2
Long-term debt                                  17,646.4      13,265.2      15,286.0      15,744.1       14,590.2
Employee benefit obligations                    10,384.2      10,004.4       9,588.0       9,388.4        8,980.2
Minority interest, including a portion
  subject to redemption requirements               329.7         911.2       2,014.2       1,221.1          648.0
Preferred stock of subsidiary                      200.5         200.5         145.0         145.0           85.0
Shareowners' investment                         13,025.4      12,789.1      12,976.4      11,213.6       13,063.5

All per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

Significant events affecting our historical earnings trends include the following:

 .    1998 and 1997 data include retirement incentive costs, merger-related costs and other special items (see Notes 2 and 15 and Management's Discussion and Analysis).

 .    1996 data include retirement incentive costs, other special items (see Note
     15 and Management's Discussion and Analysis), and the adoption of a change in accounting for directory publishing (see Note 1).

 .    1995 and 1994 data include retirement incentive costs (see Note 15), and an extraordinary charge for the discontinuation of regulatory accounting principles.

 .    Cash dividends declared in 1996 include a payment of $.0025 per common share for redemption of all rights granted under our Shareholder Rights
     Plan.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                                  (Dollars in Millions, Except Per Share Amounts)
Years Ended December 31,                                    1998            1997            1996
------------------------------------------------------------------------------------------------
OPERATING REVENUES                                  $   31,565.9    $   30,193.9    $   29,155.2
OPERATING EXPENSES
   Employee costs, including benefits and taxes          9,265.8         9,047.2         8,703.9
   Depreciation and amortization                         5,870.2         5,864.4         5,379.0
   Other operating expenses                              9,802.7         9,940.8         8,993.7
                                                    --------------------------------------------
                                                        24,938.7        24,852.4        23,076.6
                                                    --------------------------------------------
OPERATING INCOME                                         6,627.2         5,341.5         6,078.6
Income (loss) from unconsolidated businesses              (414.6)         (124.1)           14.2
Other income and (expense), net                            121.7            (3.3)          (99.6)
Interest expense                                         1,335.4         1,230.0         1,082.0
                                                    --------------------------------------------
Income before provision for income taxes,
  extraordinary item, and cumulative effect
  of change in accounting principle                      4,998.9         3,984.1         4,911.2
Provision for income taxes                               2,008.1         1,529.2         1,782.3
                                                    --------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                   2,990.8         2,454.9         3,128.9
Extraordinary item
  Early extinguishment of debt, net of tax                 (25.5)             --              --
Cumulative effect of change in
  accounting principle
  Directory publishing, net of tax                            --              --           273.1
                                                    --------------------------------------------
NET INCOME                                               2,965.3         2,454.9         3,402.0
Redemption of minority interest                            (29.8)             --              --
Redemption of investee preferred stock                      (2.5)             --              --
                                                    --------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS          $    2,933.0    $    2,454.9    $    3,402.0
                                                    ============================================
BASIC EARNINGS PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                              $       1.90    $       1.58    $       2.02
Extraordinary item                                          (.01)             --              --
Cumulative effect of change in
  accounting principle                                        --              --             .18
                                                    --------------------------------------------
NET INCOME                                          $       1.89    $       1.58    $       2.20
                                                    ============================================
Weighted-average shares outstanding
  (in millions)                                          1,553.0         1,551.8         1,546.6
                                                    ============================================
DILUTED EARNINGS PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                              $       1.87    $       1.56    $       2.00
Extraordinary item                                          (.01)             --              --
Cumulative effect of change in
  accounting principle                                        --              --             .18
                                                    --------------------------------------------
NET INCOME                                          $       1.86    $       1.56    $       2.18
                                                    ============================================
Weighted-average shares-diluted
  (in millions)                                          1,578.3         1,571.1         1,560.2
                                                    ============================================

                                  See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
    CONSOLIDATED BALANCE SHEETS Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------


                              (Dollars In Millions, Except Per Share Amounts)
At December 31,                                       1998             1997
-----------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                    $     237.1      $     322.8
  Short-term investments                             785.8            720.6
  Accounts receivable, net of
    allowances of $593.3 and $611.9                6,559.9          6,340.8
  Inventories                                        566.0            550.3
  Prepaid expenses                                   522.0            634.0
  Other                                              411.5            432.3
                                               ------------------------------
                                                   9,082.3          9,000.8
                                               ------------------------------
Plant, property and equipment                     83,064.1         77,437.2
  Less accumulated depreciation                   46,248.6         42,397.8
                                               ------------------------------
                                                  36,815.5         35,039.4
                                               ------------------------------
Investments in unconsolidated
  businesses                                       4,276.0          5,144.2
Other assets                                       4,970.1          4,779.7
                                               ------------------------------
Total assets                                   $  55,143.9      $  53,964.1
                                               ==============================

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
  Debt maturing within one year                $   2,987.6      $   6,342.8
  Accounts payable and accrued
    liabilities                                    6,105.0          5,966.4
  Other                                            1,438.6          1,355.0
                                               ------------------------------
                                                  10,531.2         13,664.2
                                               ------------------------------
Long-term debt                                    17,646.4         13,265.2
                                               ------------------------------
Employee benefit obligations                      10,384.2         10,004.4
                                               ------------------------------
Deferred credits and other liabilities
  Deferred income taxes                            2,253.8          2,106.2
  Unamortized investment tax credits                 221.8            250.7
  Other                                              550.9            772.6
                                               ------------------------------
                                                   3,026.5          3,129.5
                                               ------------------------------
Minority interest, including a
  portion subject to redemption
  requirements                                       329.7            911.2
                                               ------------------------------
Preferred stock of subsidiary                        200.5            200.5
                                               ------------------------------
Commitments and contingencies
  (Notes 2, 3, 4, 6 and 7)
Shareowners' investment
  Series preferred stock ($.10 par
    value; none issued)                                 --               --
  Common stock ($.10 par value;
    1,576,246,325 shares and
    1,576,052,790 shares issued)                     157.6            157.6
  Contributed capital                             13,368.0         13,176.8
  Reinvested earnings                              1,370.8          1,261.6
  Accumulated other comprehensive loss              (714.2)          (553.3)
                                               ------------------------------
                                                  14,182.2         14,042.7
  Less common stock in treasury, at cost             592.2            590.5
  Less deferred compensation-employee
    stock ownership plans                            564.6            663.1
                                               ------------------------------
                                                  13,025.4         12,789.1
                                               ------------------------------
Total liabilities and shareowners'
  investment                                   $  55,143.9      $  53,964.1
                                               ==============================


                                  See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' INVESTMENT
Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------



                                        (Dollars In Millions, Except Per Share Amounts, And Shares In Thousands)
Years Ended December 31,                         1998                     1997                    1996
--------------------------------------------------------------------------------------------------------------------
                                          Shares      Amount       Shares        Amount        Shares      Amount
                                     -------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year           1,576,053   $     157.6    1,574,001    $    157.4    1,543,360  $    154.3
Shares issued
  Employee plans                             193            --        2,044            .2        9,084          .9
  Shareowner plans                            --            --            8            --        2,968          .3
Common shares issued to subsidiary            --            --           --            --       18,796         1.9
Shares retired                                --            --           --            --         (207)         --
                                     -------------------------------------------------------------------------------
Balance at end of year                 1,576,246         157.6    1,576,053         157.6    1,574,001       157.4
                                     -------------------------------------------------------------------------------

CONTRIBUTED CAPITAL
Balance at beginning of year                          13,176.8                   13,216.3                 12,375.8
Shares issued
  Employee plans                                         178.4                      (22.2)                   263.1
  Shareowner plans                                          --                         --                     94.0
  Acquisition agreements                                    --                        (.3)                      --
Dividends                                                   --                         --                      (.2)
Common shares issued to subsidiary                          --                         --                    489.0
Issuance of stock by subsidiaries                         12.8                         --                       --
Other                                                       --                      (17.0)                    (5.4)
                                     -------------------------------------------------------------------------------
Balance at end of year                                13,368.0                   13,176.8                 13,216.3
                                     -------------------------------------------------------------------------------

REINVESTED EARNINGS
Balance at beginning of year                           1,261.6                    1,282.0                    180.9
Net income                                             2,965.3                    2,454.9                  3,402.0
Dividends declared and redemption
  of stock rights ($1.54, $1.51, and
  $1.44 per share)                                    (2,392.3)                  (2,363.4)                (2,295.7)
Shares issued
  Employee plans                                        (443.3)                    (121.0)                   (19.4)
Tax benefit of dividends paid to ESOPs                    11.8                       12.9                     14.8
Redemption of minority interest                          (29.8)                        --                       --
Redemption of investee preferred stock                    (2.5)                        --                       --
Other                                                       --                       (3.8)                     (.6)
                                     -------------------------------------------------------------------------------
Balance at end of year                                 1,370.8                    1,261.6                  1,282.0
                                     -------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
Balance at beginning of year                            (553.3)                    (321.6)                  (537.6)
                                     -------------------------------------------------------------------------------
Foreign currency translation adjustment                 (146.2)                    (234.0)                   221.9
Unrealized gains (losses) on securities                    2.0                        2.3                     (5.9)
Minimum pension liability adjustment                     (16.7)                        --                       --
                                     -------------------------------------------------------------------------------
Other comprehensive income (loss)                       (160.9)                    (231.7)                   216.0
                                     -------------------------------------------------------------------------------
Balance at end of year                                  (714.2)                    (553.3)                  (321.6)
                                     -------------------------------------------------------------------------------

TREASURY STOCK
Balance at beginning of year              22,952         590.5       22,540         589.3        3,762        97.9
Shares purchased                          20,743       1,001.8       24,148         919.8        3,578       118.3
Shares distributed
  Employee plans                         (20,779)       (998.8)     (23,260)       (899.0)      (3,386)     (111.6)
  Shareowner plans                           (26)         (1.2)         (52)         (1.8)          (2)        (.1)
  Acquisition agreements                      (3)          (.1)        (424)        (17.8)          --          --
Common shares held by subsidiary              --            --           --            --       18,796       490.9
Shares retired                                --            --           --            --         (208)       (6.1)
                                     -------------------------------------------------------------------------------
Balance at end of year                    22,887         592.2       22,952         590.5       22,540       589.3
                                     -------------------------------------------------------------------------------

DEFERRED COMPENSATION-ESOPS
Balance at beginning of year                             663.1                      768.4                    861.9
Amortization                                             (98.5)                    (105.3)                   (93.5)
                                     -------------------------------------------------------------------------------
Balance at end of year                                   564.6                      663.1                    768.4
                                     -------------------------------------------------------------------------------
TOTAL SHAREOWNERS' INVESTMENT                      $  13,025.4                 $ 12,789.1               $ 12,976.4
                                     ===============================================================================

COMPREHENSIVE INCOME
Net income                                         $   2,965.3                 $  2,454.9               $  3,402.0
Other comprehensive income (loss)
  per above                                             (160.9)                    (231.7)                   216.0
                                     -------------------------------------------------------------------------------
                                                   $   2,804.4                 $  2,223.2               $  3,618.0
                                     ===============================================================================

                                  See Notes To Consolidated Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------





                                                         (Dollars in Millions)
Years Ended December 31,                     1998          1997          1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income                              $   2,965.3    $  2,454.9    $  3,402.0
Adjustments to reconcile net
 income to net cash provided
 by operating activities
  Depreciation and amortization             5,870.2       5,864.4       5,379.0
  Extraordinary item, net of tax               25.5          --            --
  Cumulative effect of change in
    accounting principle, net of
    tax                                        --            --          (273.1)
  Loss (income) from unconsoli-
    dated businesses                          414.6         124.1         (14.2)
  Dividends received from
    unconsolidated businesses                 169.4         192.1         194.8
  Amortization of unearned lease
    income                                   (120.2)       (110.3)       (100.6)
  Deferred income taxes, net                  264.2         236.9         284.2
  Investment tax credits                      (28.9)        (38.1)        (57.3)
  Other items, net                            226.5          88.2         274.1
  Changes in certain assets and
    liabilities, net of effects
    from acquisition/disposition
    of businesses
      Accounts receivable                    (220.3)       (139.5)       (184.0)
      Inventories                            (110.5)        (73.8)       (116.1)
      Other assets                           (108.0)         65.2        (244.8)
      Accounts payable and
        accrued liabilities                   376.4         (93.3)        382.6
      Employee benefit obligations            354.2         415.5         206.5
      Other liabilities                        (7.5)       (127.6)       (352.3)
                                        ----------------------------------------
Net cash provided by operating
  activities                               10,070.9       8,858.7       8,780.8
                                        ========================================
CASH FLOWS FROM INVESTING
  ACTIVITIES
Purchases of short-term investments        (1,027.8)       (843.6)       (418.1)
Proceeds from sale of short-term
  investments                                 968.2         426.9         132.5
Additions to plant, property and
  equipment                                (7,446.5)     (6,637.7)     (6,394.7)
Proceeds from sale of plant,
  property and equipment                       11.9           5.5          15.4
Investment in leased assets                  (269.0)       (161.6)       (201.3)
Proceeds from leasing activities              154.9          83.0          99.9
Investment in notes receivable                 (7.2)         --            --
Proceeds from notes receivable                 21.1          63.1         213.3
Proceeds from Telecom Corporation
  of New Zealand Limited share
  repurchase plan                              --           153.3          --
Acquisition of businesses, less
  cash acquired                               (61.9)        (61.8)        (10.0)
Investments in unconsolidated
  businesses, net                            (602.7)       (833.0)     (1,071.2)
Proceeds from disposition of
  businesses                                  637.3         546.5         127.8
Other, net                                    (63.2)        (79.2)        (67.6)
                                        ----------------------------------------
Net cash used in investing
  activities                               (7,684.9)     (7,338.6)     (7,574.0)
                                        ========================================
CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from borrowings                    6,328.9         633.0         109.4
Principal repayments of
  borrowings and capital
  lease obligations                          (651.4)       (901.4)       (375.8)
Early extinguishment of debt                 (790.0)         --            --
Net change in short-term
  borrowings with original
  maturities of three months
  or less                                  (4,038.4)      1,580.3          77.1
Dividends paid and redemption
  of stock rights                          (2,379.5)     (2,340.4)     (2,204.1)
Proceeds from sale of common
  stock                                       559.0         710.7         328.3
Purchase of common stock for
  treasury                                 (1,001.8)       (919.8)       (118.3)
Minority interest                            (631.9)          (.1)        687.8
Reduction in preferred stock
  of subsidiary                                --           (10.0)         --
Proceeds from sale of
  preferred stock by subsidiary                --            65.5          --
Net change in outstanding
  checks drawn on controlled
  disbursement accounts                       133.4        (264.5)         75.3
                                        ----------------------------------------
Net cash used in financing
  activities                               (2,471.7)     (1,446.7)     (1,420.3)
                                        ========================================
Increase (decrease) in cash
  and cash equivalents                        (85.7)         73.4        (213.5)
Cash and cash equivalents,
  beginning of year                           322.8         249.4         462.9
                                        ----------------------------------------
Cash and cash equivalents,
  end of year                           $     237.1    $    322.8    $    249.4
                                        ========================================


                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
1.Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

Bell Atlantic is an international telecommunications company that operates in four segments: Domestic Telecom, Global Wireless, Directory and Other Businesses. For further information concerning our business, see Note 17.

The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are bringing increased competitive pressures, but will also open new markets to us, such as long distance services in our geographic region, upon completion of certain requirements of the Telecommunications Act of 1996.

CONSOLIDATION

The consolidated financial statements include our controlled or majority-owned subsidiaries. Investments in businesses which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated.

Grupo Iusacell, S.A. de C.V.

In the first quarter of 1997, we consummated a restructuring of our investment in Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company, to permit us to assume control of the Board of Directors and management of Iusacell. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation. You can find additional information about Iusacell in Note 4.

United Kingdom Operations

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to Cable & Wireless Communications plc (CWC) in exchange for an 18.5% ownership interest in CWC. Prior to the transfer, we included the accounts of these operations in our consolidated financial statements. We now account for our investment in CWC under the equity method. You can find additional information about CWC in Note 3.

COMMON STOCK SPLIT

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

The asset lives used by our operating telephone subsidiaries are presented in the following table:

Average Lives (In Years)
--------------------------------------------------------------------------------
Buildings                                                               20-60
Central office equipment                                                 2-12
Outside communications plant                                             8-65
Furniture, vehicles and other equipment                                  5-15

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 1 CONTINUED

When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

Plant, property and equipment of our other subsidiaries is depreciated on a straight-line basis over the following estimated useful lives: buildings, 20 to 40 years, and other equipment, 1 to 20 years.

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

GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We amortize goodwill and other identifiable intangibles on a straight-line basis over its estimated useful life, not exceeding 40 years. We assess the impairment of other identifiable intangibles and goodwill related to our consolidated subsidiaries under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. In instances where goodwill has been recorded for assets that are subject to an impairment loss, the carrying amount of the goodwill is eliminated before any reduction is made to the carrying amounts of impaired long-lived assets and identifiable intangibles.

FOREIGN CURRENCY TRANSLATION

The functional currency for nearly all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at end-of-period exchange rates. We record these translation adjustments in Accumulated Other Comprehensive Loss, a separate component of Shareowners' Investment, in our consolidated balance sheets. We report exchange gains and losses on intercompany foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Loss. Other exchange gains and losses are reported in income.

When a foreign entity operates in a highly inflationary economy, we use the U.S. dollar as the functional currency rather than the local currency. We translate nonmonetary assets and liabilities and related expenses into U.S. dollars at historical exchange rates. We translate all other income statement amounts using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates, and any gains or losses are reported in income. For the period October 1, 1996, through December 31, 1998, we considered Iusacell to operate in a highly inflationary economy. Beginning January 1, 1999, we discontinued highly inflationary accounting for Iusacell and resumed using the Mexican peso as its functional currency.

DERIVATIVE INSTRUMENTS

We have entered into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and corporate tax rates. We employ risk management strategies using a variety of derivatives including foreign currency forwards and options, interest rate swap agreements, interest rate caps and floors, and basis swap agreements. We do not hold derivatives for trading purposes.

Fair Value Method

We use the fair value method of accounting for our foreign currency derivatives, which requires us to record these derivatives at fair value in our consolidated balance sheets, and changes in value are recorded in income or Shareowners' Investment. Depending upon the nature of the derivative instruments, the fair value of these instruments may be recorded in Current Assets, Other Assets, Current Liabilities, and Deferred Credits and Other Liabilities in our consolidated balance sheets.

Gains and losses and related discounts or premiums arising from foreign currency derivatives (which hedge our net investments in consolidated foreign subsidiaries and investments in foreign entities accounted for under the equity method) are included in Accumulated Other Comprehensive Loss and reflected in income upon sale or substantial liquidation of the investment. Certain of these derivatives also include an interest element, which is recorded in Interest Expense over the lives of the contracts. Gains and losses from derivatives which hedge our short-term transactions and cost investments are included in Other Income and Expense, Net, and discounts or premiums on these contracts are included in income over the lives of the contracts. Gains and losses from derivatives hedging identifiable foreign currency commitments are deferred and reflected as adjustments to the related transactions. If the foreign currency commitment is no longer likely to occur, the gain or loss is recognized immediately in income.

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we use basis swap agreements, which we account for using the fair value method of accounting. Under this method, these agreements are carried at fair value and included in Other Assets or Deferred Credits and Other Liabilities in our consolidated balance sheet. Changes in the unrealized gain or loss are included in Other Income and Expense, Net.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


NOTE 1 CONTINUED

Accrual Method

Interest rate swap agreements and interest rate caps and floors that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable interest rate debt. Under the accrual method, no amounts are recognized in our consolidated balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, and premiums related to caps and floors, are recognized as adjustments to Interest Expense over the lives of the agreements. These interest accruals are recorded in Current Assets and Current Liabilities in our consolidated balance sheets. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures, or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting. In this situation, the derivative is accounted for at fair value, and changes in the value are recorded in income.

SALE OF STOCK BY SUBSIDIARY

We recognize in consolidation changes in our ownership percentage in a subsidiary caused by issuances of the subsidiary's stock as adjustments to Contributed Capital.

INCOME TAXES

Bell Atlantic and its domestic subsidiaries file a consolidated federal income tax return. For periods prior to the merger (see Note 2), NYNEX filed its own consolidated federal income tax return.

Our operating telephone subsidiaries use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

ADVERTISING COSTS

We expense advertising costs as they are incurred.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follow the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

CHANGE IN ACCOUNTING PRINCIPLE - DIRECTORY PUBLISHING

Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. We believe the point-of-publication method is preferable because it is the method generally followed by publishing companies. This accounting change resulted in a one-time, noncash increase in net income of $273.1 million (net of income tax of $179.0 million), or $.18 per share on both a basic and diluted basis, which is reported as a cumulative effect of a change in accounting principle at January 1, 1996. On an annual basis, the financial impact of applying this method in 1996 was not significant.

ADOPTION OF NEW ACCOUNTING STANDARDS

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income" (see Note
20), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 17), and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (see Note 15). Prior year amounts have been provided or restated as required. These standards require new disclosures only and do not impact our results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

Costs Of Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This new accounting standard provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively.

We adopted SOP No. 98-1 effective January 1, 1999. We estimate that the implementation of SOP No. 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred. Costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system will continue to be expensed as incurred.


Costs Of Start-up Activities

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires that costs of start-up activities, including pre-operating, pre-opening and other organizational costs, be expensed as incurred. In addition, the unamortized balance of any previously deferred start-up costs existing at adoption must be expensed.

We adopted SOP No. 98-5 effective January 1, 1999. The adoption of SOP No. 98-5 will not have a material effect on our results of operations or financial condition in 1999 because our policy has been to generally expense all start-up activities.

Derivatives And Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
2. Bell Atlantic - NYNEX Merger
--------------------------------------------------------------------------------

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

The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, we restated our financial information for all dates and periods prior to the merger.

The combined results reflect certain reclassifications to conform to the presentation used by Bell Atlantic and certain adjustments to conform accounting methodologies between Bell Atlantic and NYNEX. Results of operations for certain periods prior to the merger have been combined and conformed as follows:


                                                          (Dollars In Millions)

                                      Six months ended              Year ended
                                         June 30, 1997       December 31, 1996
--------------------------------------------------------------------------------
                                           (unaudited)
Operating revenues
  Bell Atlantic                            $   6,854.6             $  13,081.4
  NYNEX                                        6,815.1                13,453.8
  Reclassifications                                 .1                      .7
  Cellular consolidation                       1,454.5                 2,619.3
                                          ------------------------------------
  Combined                                 $  15,124.3             $  29,155.2
                                          ====================================

Net income
  Bell Atlantic                            $   1,014.5             $   1,881.5
  NYNEX                                          540.1                 1,477.0
  Cellular consolidation                           3.3                    (7.6)
  SFAS No. 106 adjustment                         39.1                    62.4
  Other adjustments                               (2.0)                  (11.3)
                                          ------------------------------------
Combined                                   $   1,595.0             $   3,402.0
                                          ====================================

 .    Reclassifications were made to conform to our post-merger presentation.

 .    Cellular consolidation refers to an adjustment that was made to conform accounting methodologies and to consolidate the accounts of cellular operations that were jointly controlled by NYNEX and Bell Atlantic prior to the merger and accounted for by both companies using the equity method.

 .    An adjustment for SFAS No. 106, "Employers' Accounting for Postretirement
     Benefits Other Than Pensions," was made to reflect the adoption by NYNEX of the immediate recognition of the transition benefit obligation effective January 1, 1993, to conform to the method used by Bell Atlantic.

 .    Other adjustments were made to conform the accounting policies of the companies, and to record the related tax effects of these adjustments.


MERGER-RELATED COSTS

In the third quarter of 1997 we recorded merger-related pre-tax costs of approximately $200 million for direct incremental costs, and approximately $223 million for employee severance costs.

Direct incremental costs consist of expenses associated with completing the merger transaction, such as professional and regulatory fees, compensation arrangements, and shareowner-related costs.

Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. During 1997 and 1998, 245 and 856 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our consolidated balance sheets as a component of Employee Benefit Obligations.


OTHER INITIATIVES

During 1997, we recorded other charges and special items totaling approximately $1,041 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year.


Video-Related Charges

In 1997, we recognized total pre-tax charges of approximately $243 million related to certain video investments and operations. We determined that we would no longer pursue a multichannel, multipoint, distribution system (MMDS) as part of our video strategy. As a result, we recognized liabilities for purchase commitments associated with the MMDS technology and costs associated with closing the operations of our Tele-TV partnership because this operation no longer supports our video strategy. We also wrote-down our remaining investment in CAI Wireless Systems, Inc.


Write-Down of Assets and Real Estate Consolidation

In the third quarter of 1997, we recorded pre-tax charges of approximately $355 million for the write-down of obsolete or impaired fixed assets and for the cost of consolidating redundant real estate properties. As part of our merger integration planning, we reviewed the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows, and identifying assets to be abandoned. In the case of impaired assets, we analyzed cash flows related to those assets to determine the amount of the impairment. As a result of these reviews, we recorded charges of approximately $275 million for the write-off of some assets and $25 million for the impairment of other assets. These assets primarily included computers and other equipment used to transport data for internal purposes, copper wire used to provide telecommunications service in New York, and duplicate voice mail platforms. None of these assets are being held for disposal. At December 31, 1998, the impaired assets had no remaining carrying value.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 2 CONTINUED

In connection with our merger integration efforts, we consolidated real estate to achieve a reduction in the total square footage of building space that we utilize. We sold properties, subleased some of our leased facilities and terminated other leases, for which we recorded a charge of approximately $55 million in the third quarter of 1997. Most of the charge related to properties in Pennsylvania and New York, where corporate support functions were consolidated into fewer work locations.

Regulatory, Tax And Legal Contingencies And Other Special Items

In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling approximately $526 million (pre-tax), which consisted of the following:

 .    Revenue reductions consisted of approximately $179 million for federal regulatory matters. These matters relate to specific issues that are currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of these pending matters will result in refunds to our customers.

 .    Charges to operating expenses totaled approximately $347 million and consisted of $75 million for interest on federal and other tax contingencies; $55 million for other tax matters; and $52 million for legal contingencies and a state regulatory audit issue. These contingencies were accounted for under the rules of SFAS No. 5, "Accounting for Contingencies." These charges also included approximately $95 million related to costs incurred in standardizing and consolidating our directory businesses and $70 million for other post-merger initiatives.

Other charges arising in 1997 included approximately $59 million for our equity share of formation costs previously announced by CWC. We own an 18.5% interest in CWC and account for our investment under the equity method of accounting.

In 1997, we recognized pre-tax gains of approximately $142 million on the sales of our ownership interests of several nonstrategic businesses. These gains included approximately $42 million on the sale of our interest in Sky Network Television Limited of New Zealand; $54 million on the sale of our 33% stake in an Italian wireline venture, Infostrada; and $46 million on the sale of our two-sevenths interest in Bell Communications Research, Inc.

We expect that the remaining direct incremental liabilities will be fully utilized, through either payments or adjustments, by the end of 1999. The obligation for severance benefits, which has been determined under SFAS No. 112, represents expected payments to employees who leave the company with benefits provided under pre-existing separation pay plans. The severance obligation is adjusted through annual costs, which are actuarially determined based upon financial market interest rates, experience, and management's best estimate of future benefit payments. In 1997, the merger-related severance costs increased our existing severance obligation. When the merger-related separations are completed, we will continue to have an obligation for ongoing separations.

We expect to utilize the remaining video and real estate liabilities in 1999, although some lease liabilities will extend through 2012. Liabilities for regulatory, tax and legal contingencies, and other special items will be utilized as the respective matter is settled.



The following table provides a reconciliation of the liabilities associated with merger-related costs and other charges and special items at December 31, 1998 and 1997.

                                                                                                          (Dollars In Millions)
                                                                                     1997                                 1998
-------------------------------------------------------------------------------------------------------------------------------
                                             Charged to
                                Beginning    Expense or                             End of                               End of
                                  of Year       Revenue  Deductions  Adjustments     Year    Deductions  Adjustments      Year
-------------------------------------------------------------------------------------------------------------------------------
MERGER-RELATED
Direct incremental costs        $     --    $    199.5   $ (164.5)a    $   --    $   35.0   $   (5.2)a  $  (25.5)     $    4.3
Severance obligation                 110.9       222.7      (23.6)a      19.7       329.7      (60.6)a      46.7         315.8

OTHER INITIATIVES
Video-related costs                   --         242.8     (226.6)b       5.1        21.3       (3.0)a     (12.8)          5.5
Write-down of fixed assets
  and real estate
  consolidation                       --         355.0     (311.6)b        --        43.4      (17.6)b      (2.5)         23.3
Regulatory, tax and legal
  contingencies and other
  special items                       --         525.9     (144.3)b        --       381.6     (118.2)c     (14.4)        249.0
                               ------------------------------------------------------------------------------------------------
                                $    110.9  $  1,545.9   $ (870.6)     $ 24.8    $  811.0   $ (204.6)   $   (8.5)     $  597.9
                               ================================================================================================

 .    Adjustments refer to deductions to the liability that reduced expense, or additions to the liability that increased expense resulting from changes in circumstances or experience in implementing the planned activities.

 .    Deductions refer to the utilization of the liability through payments, asset write-offs, or refunds to customers.

     a-primarily comprised of cash payments
     b-primarily comprised of asset write-offs c-comprised of cash payments of $65.9 million, refunds to customers of
       $41.8 million, and asset write-offs of $10.5 million

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
3. Investments in Unconsolidated Businesses
--------------------------------------------------------------------------------

Our investments in unconsolidated businesses are comprised of the following:

                                                               (DOLLARS IN MILLIONS)
                                                 1998                          1997
AT DECEMBER 31,               Ownership    Investment      Ownership     Investment
------------------------------------------------------------------------------------
EQUITY INVESTEES
PrimeCo Personal
  Communications, L.P.            50.00%     $1,011.4          50.00%     $  919.9
Cable & Wireless
  Communications plc              18.50         675.4          18.50         665.8
Omnitel Pronto Italia S.p.A       19.71         520.6          17.45         313.2
Telecom Corporation of
  New Zealand Limited             24.95         373.0          24.95         417.7
FLAG Ltd.                         37.67         178.3          37.87         236.6
Other                           Various         738.9        Various         714.7
                                             --------                     --------
  Total equity investees                      3,497.6                      3,267.9
COST INVESTEES                  Various         778.4        Various       1,876.3
                                             --------                     --------
TOTAL                                        $4,276.0                     $5,144.2
                                             ========                     ========

Dividends received from investees amounted to $169.4 million in 1998, $192.1 million in 1997, and $194.8 million in 1996.

PRIMECO PERSONAL COMMUNICATIONS, L.P.

PrimeCo Personal Communications, L.P. (PrimeCo) is a partnership established in 1994 between Bell Atlantic and AirTouch Communications, which provides personal communications services (PCS) in over 30 major cities across the United States. PrimeCo began offering services to customers in November 1996.

Since 1994, we have invested approximately $1.6 billion in PrimeCo to fund its operations and the build-out of its PCS network. Under the terms of the partnership agreement, PrimeCo entered into a leveraged lease financing arrangement for certain equipment which has been guaranteed by the partners in the joint venture. Our share of this guarantee is approximately $139 million.

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

In connection with our investment in CWC, in August 1998 we issued $3,180.0 million of 4.25% senior exchangeable notes due on September 15, 2005. The notes are exchangeable into 277.6 million ordinary shares of CWC stock that we own at the option of the holder, beginning on July 1, 2002. You can find additional information on the CWC exchangeable notes in Note 8.

OMNITEL PRONTO ITALIA S.p.A.

Omnitel Pronto Italia S.p.A. (Omnitel) operates a cellular mobile telephone network in Italy. We account for this investment under the equity method because we have significant influence over Omnitel's operating and financial policies. Since 1994, we have invested approximately $544 million in Omnitel. Approximately $162 million of this amount was invested in April 1998, which increased our ownership interest from 17.45% to 19.71%. Goodwill related to this investment totals approximately $400 million, which is being amortized on a straight-line basis over a period of 25 years.

TELECOM CORPORATION OF NEW ZEALAND LIMITED

Telecom Corporation of New Zealand Limited (TCNZ) is that country's principal provider of telecommunications services. At the date of acquisition of our interest in 1990, goodwill was approximately $285 million. We are amortizing this amount on a straight-line basis over a period of 40 years.

During 1997, we sold portions of our stock investment to TCNZ in connection with its share repurchase plan, resulting in cash proceeds of approximately $153 million. These transactions reduced our investment and increased our ownership interest in TCNZ. Our investment in TCNZ was also reduced by approximately $38 million as of December 31, 1998, resulting from foreign currency translation losses. We recorded these losses as a component of Shareowners' Investment.

In connection with our investment in TCNZ, in February 1998 we issued $2,455.0 million of 5.75% senior exchangeable notes due on April 1, 2003. The notes are exchangeable into 437.1 million ordinary shares of TCNZ stock that we own at the option of the holder, beginning September 1, 1999. You can find additional information on the TCNZ exchangeable notes in Note 8.

FLAG Ltd.

Fiberoptic Link Around the Globe Ltd. (FLAG) owns and operates an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. FLAG launched commercial service in the fourth quarter of 1997. We hold approximately a 34% equity interest in the venture and have invested approximately $227 million in FLAG since 1994.

We have approximately a 5% interest in the parent company of FLAG, FLAG Telecom Holdings Limited (FLAG Telecom). In the first quarter of 1999, a subsidiary of FLAG Telecom and Global TeleSystems Group, Inc., a U.S. telecommunications company, agreed to establish a joint venture to build and operate a transoceanic dual cable system to carry high-speed data and video traffic across the Atlantic Ocean. The companies expect to offer service in 2000.

FLAG had outstanding borrowings of $615.1 million as of December 31, 1997 under a limited recourse debt facility, which it refinanced in the first quarter of 1998 through a new $800.0 million credit facility. This refinancing resulted in an after-tax extraordinary charge of $14.7 million. The refinancing also released us from certain obligations under a contingent sponsor support agreement signed in connection with the debt facility outstanding in 1997.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



Note 3 continued


OTHER EQUITY INVESTEES

We also have global wireless investments in the Czech Republic, Slovakia, Greece, and Indonesia. These investments are in joint ventures to build and operate cellular networks in these countries. We also have an investment in a company in the Philippines which provides telecommunications services in certain regions of that country. The remaining investments include real estate partnerships, publishing joint ventures, and several other domestic and international joint ventures.

SUMMARIZED FINANCIAL INFORMATION

The following tables display the summarized unaudited financial information for our equity investees. These amounts are shown on a 100 percent basis.

                                                           (DOLLARS IN MILLIONS)

YEAR ENDED DECEMBER 31,                                                    1998
--------------------------------------------------------------------------------
Results of operations
        Operating revenues                                           $  8,832.3
        Operating income                                                1,474.3
        Income before extraordinary item                                  577.2
        Net income                                                        520.2

Bell Atlantic's equity share of income                               $     24.8

AT DECEMBER 31,                                                            1998
--------------------------------------------------------------------------------
Financial position
        Current assets                                               $  4,679.6
        Noncurrent assets                                              18,986.1
        Current liabilities                                             4,830.0
        Noncurrent liabilities                                         10,027.2
        Minority interest                                                 155.0
        Stockholders' equity                                            8,653.5

Bell Atlantic's equity share of investees                            $  3,497.6


COST INVESTEES

Our cost investments are carried at their original cost, except in cases where we have determined that a decline in the estimated fair value of an investment is other than temporary as described below under "Other Cost Investments."

Viacom Inc.

Since 1993, we have held an investment in Viacom Inc. (Viacom), an entertainment and publishing company. This investment consisted of 24 million shares of Viacom Series B Cumulative Preferred Stock that we purchased for $1.2 billion. The preferred stock, which carried an annual dividend of 5%, was convertible into shares of Viacom Class B nonvoting common stock at a price of $70 per share. In December 1998, we accepted an offer from Viacom to repurchase one-half of our Viacom investment, or 12 million shares of the preferred stock (with a book value of approximately $600 million), for approximately $564 million in cash. This transaction resulted in a small loss, which was recorded in Income (Loss) from Unconsolidated Businesses in our consolidated statement of income in 1998. The remaining investment in Viacom, 12 million shares of preferred stock (with a book value of approximately $600 million), was repurchased by Viacom in a second transaction in January 1999 for approximately $612 million in cash. This transaction did not have a material effect on our consolidated results of operations.

Other Cost Investments

Other cost investments consist principally of our Asian investments-TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. In the third quarter of 1998, we recorded pre-tax charges of $485.1 million to Income (Loss) from Unconsolidated Businesses in our consolidated statement of income to adjust the carrying values of TelecomAsia and Excelcomindo. The charges were necessary because we determined that the decline in the estimated fair values of each of these investments were other than temporary. We determined the fair values of these investments by discounting estimated future cash flows.

In the case of TelecomAsia, we recorded a charge of $348.1 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 .    The continued weakness of the Thai currency as compared to historical exchange rates will place additional financial burdens on the company in servicing U.S. dollar-denominated debt.

 .    The economic instability and prospects for an extended recovery period have resulted in weaker than expected growth in TelecomAsia's business. This is indicated by slower than expected growth in total subscribers and usage. These factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 .    The business plan for TelecomAsia contemplated cash flows from several lines of business. Given TelecomAsia's inclination to focus on its core wireline business, these other lines of business may not contribute future cash flows at previously expected levels.

In the case of Excelcomindo, we recorded a charge of $137.0 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 .    The continued weakness of the Indonesian currency as compared to historical exchange rates will place additional financial burdens on the company in servicing U.S. dollar-denominated debt. The continuing political unrest in Indonesia has contributed to the currency's instability.

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

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
4. Grupo Iusacell, S.A. de C.V.
--------------------------------------------------------------------------------

Since 1993, we have invested $1.2 billion in Iusacell, the second largest telecommunications company in Mexico. Goodwill related to this investment totaled approximately $840 million and is being amortized on a straight-line basis over a period of 25 years. In the first quarter of 1997, we consummated a restructuring of our investment in Iusacell to permit us to assume control of the Board of Directors and management of Iusacell. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation.

In 1998 and 1997, we entered into several transactions which have resulted in changes to our economic ownership percentage. As part of the initial restructuring in the first quarter of 1997, we converted approximately $33 million of debt into Series A shares, thereby increasing our ownership percentage from 41.9% to 42.1%. We also agreed to provide Iusacell up to $150.0 million under a subordinated convertible debt facility (the Facility) as Iusacell may require from time to time. This obligation expires in June 1999.

In the third quarter of 1998, Iusacell and its principal shareholders entered into another agreement (the 1998 Restructuring Agreement) to restructure ownership of the company. This restructuring, if completed, will result in the formation of a new holding company with two classes of shares, one of which will trade publicly. The restructuring is intended to increase the liquidity of Iusacell's publicly traded shares and to increase the availability of debt financing to Iusacell. Iusacell borrowed $101.5 million from us under the Facility during the second half of 1998. We immediately converted the debt into
145.0 million additional Series A shares at a price of $.70 per share as contemplated by the 1998 Restructuring Agreement. However, under this same agreement, we sold 21.4 million of those shares to the Peralta Group, the other principal shareholder of Iusacell, for $.70 per share. As a result of this debt conversion and sale of shares to the Peralta Group, our ownership percentage increased to 47.1% as of December 31, 1998.

The 1998 Restructuring Agreement also contemplates that the new Iusacell holding company will engage in a rights offering to existing shareholders, and that we and the Peralta Group, under certain circumstances, will engage in a secondary public offering of a portion of our respective shares. These transactions would reduce our ownership percentage to approximately 42%. We would, however, continue to retain management control of Iusacell through the completion of these transactions and, therefore, would continue to consolidate the company's results. The 1998 Restructuring Agreement also provides that any further borrowings by Iusacell under the Facility will be immediately converted into shares of Iusacell at a conversion price of $.70 per share. It further provides that the Peralta Group will purchase from us one-half of any shares received from that debt conversion for $.70 per share. Iusacell borrowed approximately $31 million under the Facility in the first quarter of 1999, which has been converted to equity, increasing our ownership percentage to 47.2%.

PUT OPTIONS

The Peralta Group can require us to purchase from it approximately 517 million Iusacell shares for $.75 per share, or approximately $388 million in the aggregate, by giving notice of exercise between November 15 and December 15, 2001.



--------------------------------------------------------------------------------
5. Plant, Property and Equipment
--------------------------------------------------------------------------------

The following table displays the details of plant, property and equipment, which is stated at cost:

                                                           (DOLLARS IN MILLIONS)

AT DECEMBER 31,                                       1998                1997
--------------------------------------------------------------------------------

Land                                           $     412.3         $     408.5
Buildings                                          6,666.7             6,323.4
Central office equipment                          31,440.8            29,167.2
Outside communications plant                      33,604.9            31,669.7
Furniture, vehicles and other
  work equipment                                   7,870.0             7,253.2
Other                                              1,356.6             1,276.5
Construction-in-progress                           1,712.8             1,338.7
                                               ---------------------------------
                                                  83,064.1            77,437.2
Accumulated depreciation                         (46,248.6)          (42,397.8)
                                               ---------------------------------
Total                                          $  36,815.5         $  35,039.4
                                               =================================

Plant, property and equipment at December 31, 1998 and 1997 includes real estate property and equipment under operating leases (or held for lease) of $96.6 million and $52.8 million, and accumulated depreciation of $21.9 million and $14.8 million.


--------------------------------------------------------------------------------
6.  Leasing Arrangements
--------------------------------------------------------------------------------

AS LESSOR

We are the lessor in leveraged and direct financing lease agreements under which commercial aircraft, rail equipment, industrial equipment, power generating facilities, real estate property, and telecommunications and other equipment are leased for remaining terms of 1 to 48 years. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since we have no general liability for this debt, the related principal and interest have been offset against the minimum lease payments receivable. Minimum lease payments receivable are subordinate to the debt and the holders of the debt have a security interest in the leased equipment.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 6 CONTINUED

Finance lease receivables, which are included in Current Assets - Other and Noncurrent Assets - Other Assets in our consolidated balance sheets are comprised of the following:

                                                           (DOLLARS IN MILLIONS)

AT DECEMBER 31,                                                    1998                                        1997
---------------------------------------------------------------------------------------------------------------------
                                                        Direct                                   Direct
                                        Leveraged      Finance                   Leveraged      Finance
                                           Leases       Leases        Total         Leases       Leases        Total
---------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable      $  2,986.3   $    189.9   $  3,176.2     $  2,674.6   $    223.5   $  2,898.1
Estimated residual value                  2,186.8         36.1      2,222.9        1,969.7         36.2      2,005.9
Unearned income                          (2,131.9)       (58.1)    (2,190.0)      (1,874.7)       (70.7)    (1,945.4)
                                       ------------------------------------------------------------------------------
                                       $  3,041.2   $    167.9      3,209.1     $  2,769.6   $    189.0      2,958.6
                                       ==========================               ==========================
Allowance for doubtful accounts                                       (37.3)                                   (24.9)
                                                                 ----------                               -----------
Finance lease receivables, net                                   $  3,171.8                               $  2,933.7
                                                                 ==========                               ==========
Current                                                          $     37.2                               $     39.2
                                                                 ==========                               ==========
Noncurrent                                                       $  3,134.6                               $  2,894.5
                                                                 ==========                               ==========

Accumulated deferred taxes arising from leveraged leases, which are included in Deferred Income Taxes, amounted to $2,445.2 million at December 31, 1998 and $2,233.8 million at December 31, 1997.

The following table is a summary of the components of income from leveraged leases:

                                                           (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31,                    1998            1997            1996
--------------------------------------------------------------------------------
Pre-tax lease income                   $    99.2       $    97.4       $    87.5
Income tax expense                          47.2            30.7            22.1
Investment tax credits                       5.3             2.9             3.5


This table displays the future minimum lease payments to be received from noncancelable leases, net of nonrecourse loan payments related to leveraged and direct financing leases in excess of debt service requirements, for the periods shown at December 31, 1998:

                                                      (DOLLARS IN MILLIONS)

                                                Capital           Operating
YEARS                                            Leases              Leases
---------------------------------------------------------------------------
1999                                         $     85.7          $     16.2
2000                                               64.9                 6.1
2001                                               65.3                  .6
2002                                               94.5                  .7
2003                                               83.1                  .2
Thereafter                                      2,782.8                  --
                                             ------------------------------
Total                                        $  3,176.3          $     23.8
                                             ==============================


AS LESSEE

We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense under operating leases amounted to $555.7 million in 1998, $572.6 million in 1997 and $531.9 million in 1996. We incurred initial capital lease obligations of $2.7 million in 1998, $11.4 million in 1997, and $16.4 million in 1996.

Capital lease amounts included in plant, property and equipment are as follows:

                                                         (DOLLARS IN MILLIONS)

AT DECEMBER 31,                                        1998               1997
--------------------------------------------------------------------------------
Capital leases                                     $  296.2           $  307.2
Accumulated amortization                             (169.6)            (163.5)
                                                   -----------------------------
Total                                              $  126.6           $  143.7
                                                   =============================

This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1998:

                                                        (DOLLARS IN MILLIONS)

                                                     Capital        Operating
YEARS                                                 Leases           Leases
--------------------------------------------------------------------------------
1999                                            $       36.2    $       253.7
2000                                                    45.0            221.1
2001                                                    31.7            174.5
2002                                                    25.5            148.3
2003                                                    16.8            125.4
Thereafter                                             477.0            762.3
                                                --------------------------------
Total minimum rental commitments                       632.2    $     1,685.3
Less interest and executory costs                      480.4    ================
                                                ---------------
Present value of minimum
  lease payments                                       151.8
Less current installments                               15.4
                                                ---------------
Long-term obligation
  at December 31, 1998                          $      136.4
                                                ===============

As of December 31, 1998, the total minimum sublease rentals to be received in the future under noncancelable operating subleases was $289.9 million.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7. Commitments and Contingencies
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
8. Debt
--------------------------------------------------------------------------------

DEBT MATURING WITHIN ONE YEAR

The following table displays the details of debt maturing within one year:

                                                       (DOLLARS IN MILLIONS)

AT DECEMBER 31,                                     1998                1997
----------------------------------------------------------------------------
Notes payable
  Commercial paper                            $  1,383.7          $  5,067.7
  Bank loans                                       299.5               509.7
Long-term debt maturing
  within one year                                1,304.4               765.4
                                              ------------------------------
Total debt maturing
  within one year                             $  2,987.6          $  6,342.8
                                              ==============================
Weighted-average interest
  rates for notes payable
  outstanding at year-end                            5.6%                5.9%
                                              ==============================

Capital expenditures (primarily construction of telephone plant) are partially financed, pending long-term financing, through bank loans and the issuance of commercial paper payable within 12 months.

At December 31, 1998, we had in excess of $4.5 billion of unused bank lines of credit. The availability of these lines, for which there are no formal compensating balances, is at the discretion of each bank. Certain of these lines of credit contain requirements for the payment of commitment fees.

Substantially all of the assets of Iusacell, totaling approximately $725 million at December 31, 1998, are subject to lien under a credit facility with certain bank lenders.

LONG-TERM DEBT

This table shows our outstanding long-term debt obligations:


                                                                                        (DOLLARS IN MILLIONS)
AT DECEMBER 31,                              Interest Rates %       Maturities            1998           1997
---------------------------------------------------------------------------------------------------------------
Telephone subsidiaries' debentures             4.375 -  7.00         1999-2033       $  4,572.0     $   3,867.0
                                               7.125 -  7.75         2002-2033          2,465.0         2,705.0
                                               7.85  -  9.375        2010-2031          1,979.0         2,179.0
   Unamortized discount, net of premium                                                   (56.0)          (55.8)
                                                                                     ----------     -----------
                                                                                        8,960.0         8,695.2
Exchangeable notes, net of unamortized
   discount of $243.8                          4.25  -  5.75         2003-2005          5,645.6               -
Notes payable                                  5.30  - 12.42         1999-2012          3,036.0         3,515.8
Refunding mortgage bonds                       4.25  -  7.375        2000-2011            635.5           986.1
Mortgage and installment notes                10.50  - 11.00         1999-2005             17.2            22.5
Employee stock ownership plan loans (Note 15)
   Bell Atlantic senior notes                           8.17              2000            199.8           313.4
   NYNEX debentures                                     9.55              2010            304.9           327.3
Capital lease obligations-average rate
   11.0% and 10.8%                                                                        151.8           170.3
                                                                                     ----------     -----------
Total long-term debt, including current
   maturities                                                                          18,950.8        14,030.6
Less maturing within one year                                                           1,304.4           765.4
                                                                                     ----------     -----------
Total long-term debt                                                                 $ 17,646.4     $  13,265.2
                                                                                     ==========     ===========

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 8 CONTINUED

Telephone Subsidiaries' Debt

The telephone subsidiaries' debentures outstanding at December 31, 1998 include $1,857.0 million that are callable. The call prices range from 101.98% to 100.00% of face value, depending upon the remaining term to maturity of the issue. All of our refunding mortgage bonds are also callable as of December 31, 1998. In addition, our long-term debt includes $735.0 million that will become redeemable for limited periods at the option of the holders. Of this amount, $385.0 million becomes redeemable in 1999 and $175.0 million in 2002. One debenture totaling $175.0 million becomes redeemable in 2000 and again in 2002. The redemption prices will be 100.0% of face value plus accrued interest.

Substantially all of the assets of New York Telephone Company, totaling approximately $13.3 billion at December 31, 1998, are subject to lien under New York Telephone Company's refunding mortgage bond indenture.

Exchangeable Notes

In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455.0 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The TCNZ exchangeable notes are exchangeable into 437.1 million ordinary shares of TCNZ stock that we own at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. The proceeds of the TCNZ exchangeable notes offering were used for the repayment of a portion of our short-term debt.

In August 1998, FSI issued $3,180.0 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). The CWC exchangeable notes were issued at a discount and at December 31, 1998 the notes had a carrying value of $3,190.6 million. The CWC exchangeable notes are exchangeable into
277.6 million ordinary shares of CWC stock that we own at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of CWC shares. The CWC exchangeable notes are redeemable at our option, beginning September 15, 2002, at escalating prices from 104.2% to 108.0% of the principal amount. If the CWC exchangeable notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time. The proceeds of the CWC exchangeable notes offering were used for the repayment of a portion of our short-term debt and other general corporate purposes.

The TCNZ and CWC exchangeable notes must be marked-to-market if the fair value of either the underlying TCNZ shares rises to a level greater than 120% of the share price at the pricing date of the offering, or the underlying CWC shares rises to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to mark-to-market the applicable exchangeable note liability by the amount of the increase in share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not less than its amortized carrying value) and income would be increased. At December 31, 1998, the fair value of neither the underlying TCNZ shares, nor the underlying CWC shares, exceeded the recorded value of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

Support Agreements

The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal, and the cash value of exchange property related to these notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any), and principal on FSI's medium-term notes (aggregating $244.7 million at December 31, 1998) should FSI fail to pay. The holders of FSI's debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our consolidated financial statements was approximately $14.1 billion at December 31, 1998.

In 1998, we established a $2.0 billion Euro Medium Term Note Program under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes will be issued from time to time from our subsidiary, Bell Atlantic Global Funding, Inc. (BAGF), and will have the benefit of a support agreement between BAGF and Bell Atlantic. There have been no notes issued under this program.

Maturities of Long-Term Debt

Maturities of long-term debt outstanding at December 31, 1998, excluding capital lease obligations and unamortized discount and premium, are $1,289.0 million in 1999, $893.6 million in 2000, $373.8 million in 2001, $941.1 million in 2002,
$3,532.6 million in 2003, and $12,068.0 million thereafter. These amounts include the redeemable debt at the earliest possible redemption dates.

Early Extinguishment of Debt

We recorded extraordinary charges associated with the early extinguishment of debentures and refunding mortgage bonds of the telephone subsidiaries and debt issued by FLAG, an investment accounted for under the equity method. You can find a description of our FLAG investment in Note 3. These charges reduced net income by $25.5 million (net of an income tax benefit of $14.3 million) in 1998.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------




------------------------
9. Financial Instruments
------------------------

DERIVATIVES

We limit our use of derivatives to managing risk that could negatively impact our financing and operating flexibility, making cash flows more stable over the long run and achieving savings over other means of financing. Our risk management strategy is designed to protect against adverse changes in interest rates, foreign currency exchange rates, and corporate tax rates, as well as facilitate our financing strategies. We use several types of derivatives in managing these risks, including interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, and basis swap agreements. Derivative agreements are linked to specific liabilities or assets and hedge the related economic exposures. We do not hold derivatives for trading purposes.

We recognized pre-tax income (expense) of $(3.6) million in 1998, $17.3 million in 1997, and $12.7 million in 1996 in our statements of income related to our risk management activities involving derivatives.

INTEREST RATE RISK MANAGEMENT

The table that follows provides additional information about our interest rate risk management. The notional amounts shown are used to calculate interest payments to be exchanged. These amounts are not actually paid or received, nor are they a measure of our potential gains or losses from market risks. They do not represent our exposure in the event of nonperformance by a counterparty or our future cash requirements. Our financial instruments are grouped based on the nature of the hedging activity.

                                                           (DOLLARS IN MILLIONS)

                                                         Weighted-Average Rate
                       Notional                       --------------------------
At December 31,          Amount         Maturities          Receive         Pay
--------------------------------------------------------------------------------

INTEREST RATE SWAP AGREEMENTS
Foreign Currency/Interest Rate Swaps
1998                   $   303.2        1999 - 2002            5.3%         6.0%
1997                   $   375.4        1998 - 2002            4.5%         6.2%

Other Interest Rate Swaps
Pay fixed
1998                   $   260.0        1999 - 2005            5.0%         5.9%
1997                   $   260.0        1999 - 2005            5.7%         5.9%

Pay variable
1998                   $   783.7        1999 - 2006            6.6%         5.3%
1997                   $   783.7        1999 - 2006            6.6%         6.1%

STRUCTURED NOTE SWAP AGREEMENTS
1998                   $    60.0        1999
1997                   $    60.0        1999

INTEREST RATE CAP/FLOOR AGREEMENTS
1998                   $   297.0        1999 - 2002
1997                   $   262.0        1999 - 2001

BASIS SWAP AGREEMENTS
1998                   $ 1,001.0        2003 - 2004
1997                   $ 1,001.0        2003 - 2004

We use foreign currency/interest rate swap agreements to hedge the value of certain international investments. The agreements generally require us to receive payments based on fixed interest rates and make payments based on variable interest rates.

The structured note swap agreements convert several structured medium-term notes to conventional fixed rate liabilities while reducing financing costs. The effective fixed interest rate on these notes averaged 6.1% at December 31, 1998 and 1997.

Other interest rate swap agreements, which sometimes incorporate options, and interest rate caps and floors are all used to adjust the interest rate profile of our debt portfolio and allow us to achieve a targeted mix of fixed and variable rate debt.

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we entered into several basis swap agreements which require us to receive payments based on a variable interest rate (LIBOR-based) and make payments based on a tax-exempt market index (J.J.Kenney). We account for these basis swap agreements at fair value and recognized income (expense) of $(3.7) million in 1998, $4.2 million in 1997, and $20.2 million in 1996 related to mark-to-market adjustments.

FOREIGN EXCHANGE RISK MANAGEMENT

Our foreign exchange risk management includes the use of foreign currency forward contracts, options and foreign currency swaps. Forward contracts and options call for the sale or purchase, or the option to sell or purchase, certain foreign currencies on a specified future date. These contracts are typically used to hedge short-term foreign currency transactions and commitments. The total notional amounts of our foreign currency forward contracts and option contracts were $2.4 million at December 31, 1998 and $14.5 million at December 31, 1997, all of which had maturities of six months or less.

Certain of the interest rate swap agreements shown in the table contain both a foreign currency and an interest rate component. These agreements require the exchange of payments based on specified interest rates in addition to the exchange of currencies at the maturity of the contract. The required payments for both components are based on the notional amounts of the contracts.

Our net equity position in unconsolidated foreign businesses as reported in our consolidated balance sheets totaled $1,916.6 million at December 31, 1998 and $1,784.2 million at December 31, 1997. Our most significant investments at December 31, 1998 and 1997 had operations in the United Kingdom, Italy and New Zealand. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments except for our United Kingdom investment which is partially hedged.

Our equity income is subject to exchange rate fluctuations when our equity investee has balances denominated in a currency other than the investees' functional currency. We recognized $10.5 million in 1998, $(30.1) million in 1997, and $6.8 million in 1996 related to such fluctuations in Income (Loss) From Unconsolidated Businesses.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


NOTE 9 CONTINUED

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The tables that follow provide additional information about our material financial instruments:

Financial Instrument                    Valuation Method
--------------------------------------------------------------------------------
Cash and cash equivalents               Carrying amounts
   and short-term investments

Short-and long-term debt                Market quotes for similar terms
  (excluding capital leases and         and maturities or future cash
   exchangeable notes)                  flows discounted at current rates

Exchangeable notes                      Market quotes for similar instruments
                                        with both debt and embedded equity
                                        components

Cost investments in                     Future cash flows discounted at current
  unconsolidated businesses             rates, market quotes for similar
  and notes receivable                  instruments or other valuation models

Interest rate swap and other            Gains or losses to terminate agreements
  agreements                            or amounts paid to replicate agreements
                                        at current rates

Foreign currency forward                Market quotes or gains or losses to
  and option contracts                  terminate agreements




                                                        (DOLLARS IN MILLIONS)

                                               1998                        1997
                           ----------------------------------------------------
                              Carrying         Fair       Carrying         Fair
At December 31,                Amount*        Value        Amount*        Value
-------------------------------------------------------------------------------

Short-and
 long-term debt            $  14,836.6  $  15,928.3    $  19,437.7  $  19,988.9
Exchangeable notes             5,645.6      5,818.2           --           --
Cost investments
 in unconsolidated
 businesses                      777.8        796.9        1,693.0      1,464.6
Notes receivable, net             18.4         18.3           32.9         33.2
Interest rate swap
 and other agreements
   Assets                          6.1         26.7           26.3         31.8
   Liabilities                    25.5         39.7           24.8         31.8
Foreign currency
 forward and
 option contracts
   Assets                         --           --               .2         --
   Liabilities                    --           --               .2           .2


* The carrying amounts shown for derivatives include deferred gains and losses.

In January 1999, we accepted an offer from Viacom to repurchase their preferred stock from us. Our investment in Viacom is included in the table under "Cost investments in unconsolidated businesses." We have used the sale price as the fair value of our Viacom investment at December 31, 1998. The fair value of our Viacom investment at December 31, 1997 was calculated using certain theoretical convertible valuation models since the preferred stock was not publicly traded. We were unable to determine the fair value of other investments, with carrying values of $.6 million and $183.3 million at December 31, 1998 and 1997, without incurring excessive costs.

------------------------
10. Minority Interest
------------------------

                                                           (DOLLARS IN MILLIONS)

At December 31,                                           1998           1997
--------------------------------------------------------------------------------

Portion subject to
  redemption requirements                               $   18.6      $  618.3
Portion nonredeemable                                      311.1         292.9
                                                       -------------------------
                                                        $  329.7      $  911.2
                                                       =========================


VIACOM TRANSACTIONS

In December 1998, we accepted an offer from Viacom to repurchase one-half of our investment in Viacom, or 12 million shares of their preferred stock (with a book value of approximately $600 million), for approximately $564 million in cash. This preferred stock had been held by a fully consolidated subsidiary, which had been created as part of a transaction to monetize a portion of our Viacom investment during 1995 and 1996. This monetization transaction involved entering into nonrecourse contracts whereby we raised $600.0

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 10 CONTINUED

million based, among other things, on the value of our investment in Viacom. To accomplish the monetization, two fully consolidated subsidiaries were created to manage and protect certain assets for distribution at a later date. In addition, an outside party contributed $600.0 million in cash in exchange for an interest in one of these subsidiaries, and we contributed a $600.0 million note that was collateralized by certain financial assets, including the 12 million shares of Viacom preferred stock and 22.4 million shares of our common stock. The outside party's contribution was reflected in Minority Interest, and the issuance of common stock was reflected as Treasury Stock in our consolidated balance sheets and statements of shareowners' investment.

The cash proceeds from the repurchase of the 12 million shares of Viacom preferred stock, together with additional cash, was used to repay the note that had been contributed to one of the subsidiaries. The total amount of cash was distributed to the outside party, under a pre-existing agreement, to redeem most of that party's interest in the subsidiary. We then purchased the remaining portion of the outside party's interest. The transaction was accounted for as a charge to Reinvested Earnings and a reduction from Net Income in calculating Net Income Available to Common Shareowners in the amount of $29.8 million. As a result of our purchase of the outside party's interest, we reduced Minority Interest by $600.0 million in 1998. However, the subsidiaries continue to hold shares of our common stock, which have been reported as Treasury Stock in our consolidated balance sheet at December 31, 1998.

The remaining 12 million shares of preferred stock were repurchased by Viacom in a second transaction in January 1999 for approximately $612 million in cash. You can find additional information on our Viacom investment in Note 3.

OTHER MINORITY INTERESTS

Minority interest in 1998 and 1997 also included the minority interests in certain partnerships consolidated by Bell Atlantic Mobile. The other shareowners' interest in Iusacell is also reflected as minority interest in 1998 and 1997 as a result of our change to full consolidation for our investment in Iusacell beginning in 1997. You can find a description of our Iusacell investment in Note 4.

---------------------------------
11. Preferred Stock of Subsidiary
---------------------------------

Our subsidiary Bell Atlantic New Zealand Holdings, Inc. (BANZHI) has the authority to issue 5,000,000 shares of Serial Preferred Stock. BANZHI has issued three series of preferred stock. BANZHI owns a portion of our investment in Iusacell and, with another subsidiary, indirectly owns our investment in TCNZ.

In 1994, BANZHI issued 850,000 shares of Series A Preferred Stock at $100 per share with an annual dividend rate of $7.08 per share. In 1995, 600,000 shares of Series B Preferred Stock were issued at $100 per share with an annual dividend rate of $5.80 per share. At December 31, 1998 and 1997, 95,000 shares ($9.5 million) of Series B Preferred Stock were held by a wholly owned subsidiary. Both series are subject to mandatory redemption on May 1, 2004 at a redemption price per share of $100, together with any accrued and unpaid dividends.

In 1997, 650,000 shares of Series C Variable Term Preferred Stock were issued at $100 per share. At December 31, 1998, these shares had an annual dividend rate of 4.24%.

---------------------------------
12. Shareowners' Investment
---------------------------------

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

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


---------------------------------
13. Earnings Per Share
---------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share:


                                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Years Ended December 31,                                               1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary item and cumulative effect
  of change in accounting principle                             $   2,990.8          $   2,454.9          $   3,128.9
Redemption of minority interest                                       (29.8)                  --                   --
Redemption of investee preferred stock                                 (2.5)                  --                   --
                                                               --------------------------------------------------------
Income available to common shareowners*                             2,958.5              2,454.9              3,128.9
Extraordinary item                                                    (25.5)                  --                   --
Cumulative effect of change in accounting principle                      --                   --                273.1
                                                               --------------------------------------------------------
Net income available to common shareowners*                     $   2,933.0          $   2,454.9          $   3,402.0
                                                               ========================================================
BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                 1,553.0              1,551.8              1,546.6
Income before extraordinary item and cumulative effect         --------------------------------------------------------
  of change in accounting principle                             $      1.90         $       1.58          $      2.02
Extraordinary item                                                     (.01)                  --                   --
Cumulative effect of change in accounting principle                      --                   --                  .18
                                                               --------------------------------------------------------
Net income                                                      $      1.89         $       1.58          $      2.20
                                                               ========================================================
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                 1,553.0              1,551.8              1,546.6
Effect of dilutive securities                                          25.3                 19.3                 13.6
                                                               --------------------------------------------------------
Weighted-average shares - diluted                                   1,578.3              1,571.1              1,560.2
Income before extraordinary item and cumulative effect         ========================================================
  of change in accounting principle                             $      1.87         $       1.56          $      2.00
Extraordinary item                                                     (.01)                  --                   --
Cumulative effect of change in accounting principle                      --                   --                  .18
                                                               --------------------------------------------------------
Net income                                                      $      1.86         $       1.56          $      2.18
                                                               ========================================================


* Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Stock options to purchase .2 million, .1 million and 29.9 million shares of common stock were outstanding at December 31, 1998, 1997, and 1996, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



--------------------------------
14. Stock Incentive Plans
--------------------------------

We have stock-based compensation plans that include fixed stock option and performance-based share plans. We apply APB Opinion No. 25 and related interpretations in accounting for our plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our fixed stock option plans. Compensation expense charged to income for our performance-based share plans was $14.3 million in 1998, $23.4 million in 1997, and $10.6 million in 1996. If we had elected to recognize compensation expense based on the fair value at the grant dates for 1996 and subsequent fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Years Ended December 31,              1998            1997            1996
--------------------------------------------------------------------------------
Net income      As reported    $   2,965.3     $   2,454.9     $   3,402.0
                Pro forma          2,917.9         2,393.6         3,355.8

Basic earnings
  per share     As reported    $      1.89     $      1.58     $      2.20
                Pro forma             1.86            1.54            2.17

Diluted earnings
  per share     As reported    $      1.86     $      1.56     $      2.18
                Pro forma             1.83            1.52            2.15
               -----------------------------------------------------------------

These results may not be representative of the effects on pro forma net income for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                      1998            1997            1996
--------------------------------------------------------------------------------
Dividend yield                        4.59%           4.86%           4.72%
Expected volatility                  18.63%          14.87%          15.16%
Risk-free interest rate               5.55%           6.35%           5.42%
Expected lives (in years)                5               5               5
                              --------------------------------------------------


The weighted-average value of options granted was $6.47 per option during 1998, $4.30 per option during 1997 and $2.96 per option during 1996.

The NYNEX stock options outstanding and exercisable at the date of the merger were converted to Bell Atlantic stock options. The NYNEX option activity and share prices have been restated, for all years presented, to Bell Atlantic shares using the exchange ratio of 0.768 per share of Bell Atlantic common stock to one share of NYNEX common stock. Our stock incentive plans are described below:

FIXED STOCK OPTION PLANS

We have fixed stock option plans for key management employees under which options to purchase Bell Atlantic common stock are granted at a price equal to the market price of the stock at the date of grant.

Under the 1985 Incentive Stock Option Plan (ISO Plan), key employees (including employees of the former NYNEX companies, after the merger) may be granted incentive and/or nonqualified stock options to purchase shares of common stock and certain key employees may receive reload options upon tendering shares of common stock to exercise options. In 1994, we adopted the Options Plus Plan. Under this plan, we granted nonqualified stock options to approximately 800 managers below the officer level in place of a portion of each manager's annual cash bonus in 1994 and 1995. The Options Plus Plan was discontinued after the January 1995 grant. The Stock Compensation Plan for Outside Directors entitles each outside director to receive up to 5,000 stock options per year. Options are exercisable after three years or less and the maximum term is ten years.

Fixed stock option plans covering key management employees of the former NYNEX companies include the 1990 and the 1995 Stock Option Plans. The 1990 Stock Option Plan, which expired on December 31, 1994, permitted the grant of options through December 1994 to purchase shares of common stock. In January 1995, NYNEX established the 1995 Stock Option Plan. Options under the 1995 Stock Option Plan are exercisable after three years or less and the maximum term is ten years. Since the merger with NYNEX, the new options granted under this plan are reload options. Both the 1990 and 1995 plans will continue to exist until the last outstanding option has been exercised or has expired.

In 1992, 1994 and 1996, NYNEX established stock option plans for associates and management employees other than those eligible to participate in the other stock option plans. These employees were granted options (with the number of options granted varying according to employee level) to purchase a fixed number of shares of common stock at the market price of the stock on the grant date. Options granted under these plans are exercisable after two years or less and the maximum term is ten years.

This table is a summary of the status of the fixed stock option plans:

                                                               Weighted-Average
                                       Stock Options             Exercise Price
--------------------------------------------------------------------------------
Outstanding, December 31, 1995            68,715,924                  $   24.93
        Granted                           31,866,368                      33.28
        Exercised                         (8,889,406)                     24.65
        Canceled/forfeited                (1,099,888)                     31.51
                                         ------------
Outstanding, December 31, 1996            90,592,998                      27.93
        Granted                           15,670,210                      33.10
        Exercised                        (26,238,090)                     26.40
        Canceled/forfeited                  (885,184)                     29.39
                                         ------------
Outstanding, December 31, 1997            79,139,934                      29.28
        Granted                           24,061,468                      46.40
        Exercised                        (23,373,126)                     29.01
        Canceled/forfeited                (1,744,531)                     36.88
                                         ------------
Outstanding, December 31, 1998            78,083,745                      34.87
                                         ============
Options exercisable, December 31,
        1996                              56,482,864                      27.68
        1997                              63,650,570                      28.27
        1998                              55,395,762                      30.17
                                         ---------------------------------------

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


NOTE 14 CONTINUED

The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                            Stock Options Outstanding   Stock Options Exercisable
                    -------------------------------------------------   -------------------------
                                Weighted-Average
         Range of                      Remaining     Weighted-Average            Weighted-Average
  Exercise Prices       Shares  Contractual Life       Exercise Price      Shares  Exercise Price
-------------------------------------------------------------------------------------------------
$   15.00 - 19.99        5,552                .1 years      $   18.00       5,552       $   18.00
    20.00 - 24.99    8,711,764               3.5                23.07   8,711,764           23.07
    25.00 - 29.99   16,780,585               5.6                25.87  16,780,585           25.87
    30.00 - 34.99   27,780,786               7.4                33.00  25,765,996           33.01
    35.00 - 39.99    1,480,557               8.6                37.76     796,719           37.71
    40.00 - 44.99      361,306               9.1                43.39     318,057           43.36
    45.00 - 49.99   21,661,784               9.1                47.56   2,720,337           46.46
    50.00 - 54.99    1,087,712               9.6                52.13     295,852           51.84
    55.00 - 59.99      213,699               9.9                56.44         900           57.78
------------------------------                                         ----------
Total               78,083,745               7.1                34.87  55,395,762           30.17
                   ===========                                         ==========

PERFORMANCE-BASED SHARE PLANS

Our performance-based share plans provided for the granting of awards to certain key employees, including employees of the former NYNEX companies in the form of Bell Atlantic common stock. Authority to make new grants expired in December 1994. Final awards were credited to pre-merger employees of Bell Atlantic in January 1996 and to employees of the former NYNEX companies in March 1994. Effective January 1, 1998, the Income Deferral Plan replaced the deferred compensation plans, including deferred performance shares, and expands the award distribution options for those employees. Employees who were active as of January 1, 1998 had their performance share balances transferred to the Income Deferral Plan. Those employees who were inactive as of that date continue to hold deferred share balances.

We also have deferred compensation plans that allow members of the Board of Directors to defer all or a portion of their compensation. Some of these plans provide for returns based on the performance of, and eventual settlement in, Bell Atlantic common stock. Compensation expense for all of these plans is recorded based on the fair market value of the shares as they are credited to participants' accounts. The Income Deferral Plan is accounted for with our pension plans.

The number of shares outstanding in the performance share plans were 393,491 at December 31, 1998, 1,099,690 at December 31, 1997, and 1,252,286 at December 31,
1996.

A total of 180,560,000 shares may be distributed under the fixed stock option plans and the performance-based share plans. As of December 31, 1998 and 1997, a total of 56,578,766 and 69,615,880 shares of common stock were available for the granting of stock options under the fixed stock option plans and for distributions of shares under the performance-based share plans.

In addition to plans described above, Iusacell maintains a separate stock option plan for its key employees in which it awards options to acquire Iusacell common stock. The effect of this plan on our consolidated results of operations was not significant.

---------------------------
15. Employee Benefits
---------------------------

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. This new standard does not change the measurement or recognition of costs for pensions or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The information provided below for 1998, 1997 and 1996 has been presented under the requirements of the new standard.

We maintain noncontributory defined benefit pension plans for substantially all management and associate employees, as well as postretirement healthcare and life insurance plans for our retirees and their dependents. We also sponsor savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in our company.

In 1997, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998 we established common pension and savings plan benefit provisions for all management employees. The disclosures provided for 1997 and 1996 were determined using weighted-average assumptions for the combined Bell Atlantic and NYNEX benefit plans.

PENSION AND OTHER POSTRETIREMENT BENEFITS

At December 31, 1998, shares of our common stock accounted for less than 1% of the plan assets. Substantive commitments for future amendments are reflected in the pension costs and benefit obligations. Pension and other postretirement benefits for our associate employees (approximately 69% of our work force) are subject to collective bargaining agreements. Modifications in associate benefits have been bargained from time to time, and we may also periodically amend the benefits in the management plans.

The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement healthcare and life insurance benefit plans.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


NOTE 15  CONTINUED

BENEFIT COST

                                                                                             (DOLLARS IN MILLIONS)
                                                                      Pension                 Healthcare and Life

Years Ended December 31,                     1998          1997          1996        1998        1997        1996
------------------------------------------------------------------------------------------------------------------
Service cost                           $    388.6    $    355.8    $    398.6    $  101.1    $   98.4    $  122.5
Interest cost                             1,855.4       1,877.3       1,831.2       593.1       626.3       653.0
Expected return on plan assets           (2,544.9)     (2,346.6)     (2,169.5)     (287.6)     (249.1)     (214.8)
Amortization of transition asset            (82.0)        (82.0)        (79.6)         --          --          --
Amortization of prior service cost         (132.7)       (136.0)       (129.9)       52.7        50.0        66.1
Actuarial (gain), net                      (111.5)        (62.5)         (9.4)     (101.8)      (40.3)       (2.5)
                                      ----------------------------------------------------------------------------

Net periodic (income) benefit cost         (627.1)       (394.0)       (158.6)      357.5       485.3       624.3
                                      ----------------------------------------------------------------------------
Special termination benefits              1,029.3         687.7         481.3        57.9        60.0        39.8
Curtailment (gain) loss (including
  recognition of prior service cost)       (134.4)       (221.8)       (174.0)      149.9       117.9        90.6
Release of severance and postretirement
  medical reserves                          (38.8)        (68.8)        (91.0)      (54.6)      (88.4)     (126.0)
                                      ----------------------------------------------------------------------------

Retirement incentive cost, net*             856.1         397.1         216.3       153.2        89.5         4.4
                                      ----------------------------------------------------------------------------

Total benefit cost                     $    229.0    $      3.1    $     57.7    $  510.7    $  574.8    $  628.7
                                      ============================================================================

*    See "Retirement Incentives" section for additional information




ASSUMPTIONS

The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                      Pension                 Healthcare and Life
------------------------------------------------------------------------------------------------------------------
                                             1998          1997          1996        1998        1997        1996
------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                 7.00%         7.25%         7.75%       7.00%       7.25%       7.75%
Long-term rate of return on
  plan assets for the year                   8.90          8.90          8.60        8.90        8.70        8.35
Rate of future increases in
  compensation at end of year                4.00          4.00          4.40        4.00        4.00        4.40
Medical cost trend rate at
  end of year                                                                        6.00        6.50        8.30
  Ultimate (year 2001 for 1998 and 1997,
  year 2008 for 1996)                                                                5.00        5.00        4.75
Dental cost trend rate at end of year                                                3.50        3.50        3.75
  Ultimate (year 2002)                                                               3.00        3.00        3.50


The medical cost trend rate significantly affects the reported postretirement benefit costs and benefit obligations. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

                                                                                             (DOLLARS IN MILLIONS)
                                                One-Percentage-Point Increase       One-Percentage-Point Decrease
------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost                            $   57.7                            $  (46.5)
Effect on postretirement benefit obligation                             631.2                               (515.8)

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



Note 15  continued


                                                                  (DOLLARS AND MILLIONS)
                                                    Pension         Healthcare and Life
----------------------------------------------------------------------------------------
At December 31,                         1998           1997          1998          1997
----------------------------------------------------------------------------------------
Benefit Obligation
Beginning of year                $  26,732.0    $  24,935.7    $  8,852.2    $  8,617.2
Service cost                           388.6          355.8         101.1          98.4
Interest cost                        1,855.4        1,877.3         593.1         626.3
Plan amendments                         38.2          (97.0)         10.9            --
Actuarial (gain) loss, net             349.9        1,173.4         (90.9)        (59.8)
Benefits paid                       (2,370.6)      (2,041.5)       (549.7)       (537.1)
Curtailments                           (96.3)        (159.4)         88.5          47.2
Special termination benefits         1,029.3          687.7          57.9          60.0
Transfers                              153.8             --            --            --
                                 -------------------------------------------------------
End of year                         28,080.3       26,732.0       9,063.1       8,852.2
                                 -------------------------------------------------------

Fair Value of Plan Assets
Beginning of year                   35,253.0       31,075.5       3,824.6       3,209.9
Actual return on plan assets         4,018.9        6,194.1         721.9         673.3
Company contribution                    60.6           24.1         173.1         182.7
Benefits paid                       (2,370.6)      (2,041.5)       (257.0)       (241.3)
Transfers                                4.6             .8          --            --
                                 -------------------------------------------------------
End of year                         36,966.5       35,253.0       4,462.6       3,824.6
                                 -------------------------------------------------------

Funded Status
End of year                          8,886.2        8,521.0      (4,600.5)     (5,027.6)
  Unrecognized
    Actuarial (gain), net          (10,534.0)      (9,521.4)     (1,951.9)     (1,512.1)
    Prior service cost              (1,316.7)      (1,493.1)        143.2         192.3
    Transition asset                  (357.1)        (439.0)         --            --
                                 -------------------------------------------------------

Net Amount Recognized            $  (3,321.6)   $  (2,932.5)   $ (6,409.2)   $ (6,347.4)
                                 =======================================================
Amounts recognized on the
 balance sheet
 Employee benefit obligation     $  (3,372.7)   $  (2,974.7)   $ (6,409.2)   $ (6,347.4)
 Other assets                           23.7           42.2            --            --
 Accumulated other comprehensive
  loss                                  27.4             --            --            --
                                 -------------------------------------------------------

Net amount recognized            $  (3,321.6)   $  (2,932.5)   $ (6,409.2)   $ (6,347.4)
                                 =======================================================





The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and special termination benefits.

RETIREMENT INCENTIVES

In 1993, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan. Beginning in 1994, retirement incentives have been offered under a voluntary program as a means of implementing substantially all of the work force reductions planned in 1993.

Since the inception of the retirement incentive program, we recorded additional costs totaling approximately $3.0 billion (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:

                                                         (DOLLARS IN MILLIONS)
Years                                   Amount                      Employees
--------------------------------------------------------------------------------

1994                                    $    694.0                      7,209
1995                                         514.9                      4,759
1996                                         235.8                      2,996
1997                                         513.1                      4,311
1998                                       1,021.1                      7,299
                                       -----------------------------------------
                                        $  2,978.9                     26,574
                                       =========================================


The retirement incentive costs are included in Employee Costs in our statements of income and the accrued liability is a component of Employee Benefit Obligations reported in our consolidated balance sheets. The additional costs are comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs have been reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------




NOTE 15  CONTINUED

The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees was completed in September 1998.

The following table provides the amounts transferred from the 1993 reserve balance to pension and postretirement benefits (OPEB) liabilities:

                                                          (DOLLARS IN MILLIONS)
Years                    Pension                   OPEB                  Total
--------------------------------------------------------------------------------
1994                    $  293.0             $    179.0             $    472.0
1995                        81.6                   72.0                  153.6
1996                        91.0                  126.0                  217.0
1997                        81.6                   88.4                  170.0
1998                        38.8                   54.6                   93.4
--------------------------------------------------------------------------------
                        $  586.0             $    520.0             $  1,106.0
                       =========================================================

The remaining severance and postretirement medical reserves balances associated with the 1993 restructuring plan were as follows at December 31, 1997 and 1998:

                                                          (DOLLARS IN MILLIONS)
                                                   1997                   1998
--------------------------------------------------------------------------------
Beginning of year                              $  263.4                $  93.4
Utilization                                      (170.0)                 (93.4)
                                              ----------------------------------
End of year                                    $   93.4                $  --
                                              ==================================


SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

We maintain three leveraged employee stock ownership plans (ESOPs). Under these plans, we match a certain percentage of eligible employee contributions with shares of our common stock. In 1989, two leveraged ESOPs were established by Bell Atlantic to purchase Bell Atlantic common stock and fund matching contributions. In 1990, NYNEX established a leveraged ESOP to fund matching contributions to management employees and purchased shares of NYNEX common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 per share of Bell Atlantic common stock to one share of NYNEX common stock.

The Bell Atlantic leveraged ESOP trusts were funded by the issuance of $790.0 million in senior notes. The annual interest rate on the senior notes is 8.17%. The senior notes are payable in semiannual installments, which began on January 1, 1990 and end in the year 2000. The NYNEX leveraged ESOP trust was established through a company loan of $450 million, the proceeds of which were used to purchase common shares of NYNEX stock held in treasury. NYNEX issued and guaranteed $450 million of 9.55% debentures, the proceeds of which were principally used to repurchase common shares in the open market. The debentures require annual payments of principal and are due on May 1, 2010. Interest payments are due semiannually. All of the leveraged ESOP trusts repay the debt, including interest, with funds from our contributions to the ESOP trusts, as well as dividends received on unallocated and allocated shares of common stock.

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

Common stock is allocated from all leveraged ESOP trusts based on the proportion of principal and interest paid on ESOP debt in a year to the remaining principal and interest due over the term of the debt. At December 31, 1998, the number of unallocated and allocated shares of common stock was 18.9 million and 32.4 million. All leveraged ESOP shares are included in earnings per share computations.

We recognize leveraged ESOP cost based on the modified shares allocated method for the Bell Atlantic leveraged ESOP trusts which held securities before December 15, 1989 and the shares allocated method for the NYNEX leveraged ESOP trust which held securities after December 15, 1989.

ESOP cost and trust activity consist of the following:

                                                        (DOLLARS IN MILLIONS)
Years Ended December 31,                  1998           1997           1996
--------------------------------------------------------------------------------
Compensation                          $   98.4       $  105.4       $   93.5
Interest incurred                         48.6           57.0           69.4
Dividends                                (34.0)         (36.9)         (42.1)
Other trust earnings and
  expenses, net                            (.4)           (.5)           (.2)
                                     -------------------------------------------
Net leveraged ESOP cost                  112.6          125.0          120.6
Additional (reduced) ESOP cost            (8.5)          (2.3)          14.6
                                     -------------------------------------------
Total ESOP cost                       $  104.1       $  122.7       $  135.2
                                     ===========================================
Dividends received for
  debt service                        $   65.6       $   66.7       $   68.3
                                     ===========================================
Total company contributions
  to leveraged ESOP trusts            $  143.9       $  136.5       $  141.8
                                     ===========================================


In addition to the ESOPs described above, we maintain savings plans for associate employees of the former NYNEX companies, and employees of certain other subsidiaries. Compensation expense associated with these savings plans was $80.8 million in 1998, $71.1 million in 1997, and $69.1 million in 1996.

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



------------------------
16. Income Taxes
------------------------

The components of income tax expense from continuing operations are presented in the following table:

                                                        (DOLLARS IN MILLIONS)
YEARS ENDED DECEMBER 31,              1998             1997             1996
--------------------------------------------------------------------------------
Current
  Federal                       $  1,513.9       $  1,207.4       $  1,450.2
  State and local                    368.3            222.2            195.4
                               -------------------------------------------------
                                   1,882.2          1,429.6          1,645.6
                               -------------------------------------------------
Deferred
  Federal                            178.4            279.2            235.9
  State and local                     85.8            (42.3)            48.3
                               -------------------------------------------------
                                     264.2            236.9            284.2
                               -------------------------------------------------
Investment tax credits               (28.9)           (38.1)           (57.3)
Other credits                       (109.4)           (99.2)           (90.2)
                               -------------------------------------------------
Total income tax expense        $  2,008.1       $  1,529.2       $  1,782.3
                               =================================================

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

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:


Years Ended December 31,                   1998          1997          1996
--------------------------------------------------------------------------------
Statutory federal income tax rate          35.0%         35.0%         35.0%
Investment tax credits                      (.4)          (.6)          (.8)
State income taxes, net of
  federal tax benefits                      5.5           2.6           3.1
Write-down of
  foreign investments                       3.8            --            --
Other, net                                 (3.7)          1.4          (1.0)
                                          --------------------------------------
Effective income tax rate                  40.2%         38.4%         36.3%
                                          ======================================

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                          (DOLLARS IN MILLIONS)
At December 31,                                      1998                 1997
--------------------------------------------------------------------------------
Deferred tax liabilities
        Depreciation                           $  3,634.5           $  3,564.5
        Leveraged leases                          2,437.0              2,225.3
        Partnership investments                     470.8                329.9
        Other                                       631.1              1,044.2
                                              ----------------------------------
                                                  7,173.4              7,163.9
                                              ----------------------------------
Deferred tax assets
        Employee benefits                        (4,122.8)            (4,065.0)
        Investment tax credits                      (83.9)               (94.3)
        Allowance for uncollectible
           accounts receivable                      (94.1)              (117.4)
        Other                                      (985.6)            (1,114.8)
                                              ----------------------------------
                                                 (5,286.4)            (5,391.5)
                                              ----------------------------------
        Valuation allowance                         317.2                 79.4
                                              ----------------------------------
Net deferred tax liability                     $  2,204.2           $  1,851.8
                                              ==================================

Deferred tax assets include approximately $2,609 million at December 31, 1998 and $3,126 million at December 31, 1997 related to postretirement benefit costs recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

The valuation allowance primarily represents the tax benefits of capital losses, certain state net operating loss carryforwards, and other deferred tax assets which may expire without being utilized. During 1998, the valuation allowance increased $237.8 million. This increase primarily relates to state net operating losses and the write-down of certain foreign investments, for which tax benefits may never be realized.

--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


------------------------------
17. Segment Information
------------------------------

We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies must determine and report information about operating segments in their annual and interim reports.

We have four reportable segments, which we operate and manage as strategic business units and we organize by products and services. We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units' results, but has included in reported consolidated earnings. We generally account for intersegment sales of products and services and asset transfers at current market prices. Intersegment revenues were not material in 1998, 1997 and 1996. We are not dependent on any single customer.

Our segments and their principal activities consist of the following:

--------------------------------------------------------------------------------
Segment                  Description
--------------------------------------------------------------------------------
Domestic Telecom         Domestic wireline telecommunications services-primarily
                         our nine operating telephone subsidiaries that provide
                         local telephone services from Maine to Virginia
                         including voice and data transport, enhanced and custom
                         calling features, network access, directory assistance,
                         private lines and public telephones. This segment also
                         provides customer premises equipment distribution,
                         systems integration, billing and collections, and
                         Internet access services. Domestic Telecom represents
                         the aggregation of our domestic wireline business
                         units (consumer, enterprise, general, and network
                         services), which focus on specific markets to increase
                         revenues and customer satisfaction.
--------------------------------------------------------------------------------
Global Wireless          Wireless telecommunications services to customers in 24
                         states in the United States and foreign wireless
                         investments servicing customers in Latin America,
                         Europe and the Pacific Rim.
--------------------------------------------------------------------------------
Directory                Domestic and international publishing businesses
                         including print directories and Internet-based shopping
                         guides, as well as website creation and hosting and
                         other electronic commerce services. This segment has
                         operations principally in the United States and
                         Central Europe.
--------------------------------------------------------------------------------
Other Businesses         International wireline telecommunications investments
                         in Europe and the Pacific Rim and lease financing and
                         other businesses.
--------------------------------------------------------------------------------


GEOGRAPHIC AREAS

Our foreign investments are located principally in Europe, Latin America and the Pacific Rim. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment (net of accumulated depreciation) and investments in unconsolidated businesses. The table below presents financial information by major geographic area:

                                                         (DOLLARS IN MILLIONS)
Years Ended December 31,           1998               1997               1996
--------------------------------------------------------------------------------
DOMESTIC
Operating revenues          $  31,168.2        $  29,760.2        $  28,817.7
Long-lived assets              38,527.8           37,431.5           36,929.7

FOREIGN
Operating revenues                397.7              433.7              337.5
Long-lived assets               2,563.7            2,752.1            4,127.3

CONSOLIDATED
Operating revenues             31,565.9           30,193.9           29,155.2
Long-lived assets              41,091.5           40,183.6           41,057.0
                           -----------------------------------------------------

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 17 CONTINUED

OPERATING SEGMENT FINANCIAL INFORMATION

                                                          (DOLLARS IN MILLIONS)
                                          1998            1997            1996
--------------------------------------------------------------------------------
DOMESTIC TELECOM
Operating revenues                 $  25,557.5     $  24,809.2     $  24,136.2
Depreciation and amortization          5,195.1         4,989.6         4,911.5
Income (loss) from
  unconsolidated businesses               27.2           (13.7)          (71.7)
Interest income                           44.6            14.6             5.9
Interest expense                         972.1           906.4           840.2
Income tax expense                     1,958.3         1,792.0         1,598.5
Extraordinary item                       (10.8)             --              --
Net income                             3,172.5         2,993.3         2,790.5
Segment assets                        41,216.8        39,428.6        38,618.9
Investments in
  unconsolidated businesses                 .2             3.9           151.9
Capital expenditures                   6,409.4         5,485.9         4,913.8
--------------------------------------------------------------------------------

GLOBAL WIRELESS
Operating revenues                 $   3,797.9     $   3,347.4     $   2,684.3
Depreciation and amortization            591.6           481.0           303.3
(Loss) from
  unconsolidated businesses              (96.2)         (195.5)         (141.1)
Interest income                           10.6             9.4             2.0
Interest expense                         275.4           267.2           140.8
Income tax expense                       114.6            65.0            99.2
Net income                               228.5            95.0            79.6
Segment assets                         7,738.6         7,089.7         6,093.4
Investments in
  unconsolidated businesses            1,767.7         1,570.6         1,706.5
Capital expenditures                     995.7           987.7           936.6
--------------------------------------------------------------------------------

DIRECTORY
Operating revenues                 $   2,263.6     $   2,215.2     $   2,159.3
Depreciation and amortization             36.7            39.4            33.7
Income (loss) from
  unconsolidated businesses               28.6            22.7             (.5)
Interest income                             .8             1.1              .7
Interest expense                          19.9            16.5            20.8
Income tax expense                       436.2           410.7           384.2
Net income                               683.9           656.6           585.1
Segment assets                         1,741.0         1,474.5           906.2
Investments in
  unconsolidated businesses               14.5            22.1             8.4
Capital expenditures                      34.6            34.0            32.3
--------------------------------------------------------------------------------

OTHER BUSINESSES
Operating revenues                 $     123.9     $     278.1     $     455.8
Depreciation and amortization              2.4            47.9           103.1
Income from
  unconsolidated businesses               85.9            77.7           106.8
Interest income                           23.7            13.0            44.7
Interest expense                          38.4            33.9            30.1
Income tax benefit                       (34.3)          (40.7)          (59.2)
Extraordinary item                       (14.7)             --              --
Net income                               135.3            48.4            11.8
Segment assets                         5,353.2         5,583.3         8,081.6
Investments in
  unconsolidated businesses            1,867.6         2,080.6         1,813.3
Capital expenditures                       3.3           134.0           508.6
Noncash financing and investing
  activities
Contributions of net assets to
  unconsolidated businesses                 --           681.8              --
Contributions to partnerships               --            73.0           220.1
--------------------------------------------------------------------------------


RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                                           (DOLLARS IN MILLIONS)
                                   1998                1997                1996
--------------------------------------------------------------------------------
OPERATING REVENUES
Domestic Telecom            $  25,557.5         $  24,809.2         $  24,136.2
Global Wireless                 3,797.9             3,347.4             2,684.3
Directory                       2,263.6             2,215.2             2,159.3
Other Businesses                  123.9               278.1               455.8
                           -----------------------------------------------------
Total segments                 31,742.9            30,649.9            29,435.6
Reconciling items                (177.0)             (192.9)             (210.6)
Adjustments                          --              (263.1)              (69.8)
                           -----------------------------------------------------
Total consolidated          $  31,565.9         $  30,193.9         $  29,155.2
                           =====================================================

NET INCOME
Domestic Telecom            $   3,172.5         $   2,993.3         $   2,790.5
Global Wireless                   228.5                95.0                79.6
Directory                         683.9               656.6               585.1
Other Businesses                  135.3                48.4                11.8
                           -----------------------------------------------------
Total segments                  4,220.2             3,793.3             3,467.0
Reconciling items                 103.5                53.5                 7.2
Adjustments                    (1,358.4)           (1,391.9)              (72.2)
                           -----------------------------------------------------
Total consolidated          $   2,965.3         $   2,454.9         $   3,402.0
                           =====================================================

SEGMENT ASSETS
Domestic Telecom            $  41,216.8         $  39,428.6         $  38,618.9
Global Wireless                 7,738.6             7,089.7             6,093.4
Directory                       1,741.0             1,474.5               906.2
Other Businesses                5,353.2             5,583.3             8,081.6
                           -----------------------------------------------------
Total segments                 56,049.6            53,576.1            53,700.1
Reconciling items                (905.7)              388.0              (339.0)
                           -----------------------------------------------------
Total consolidated          $  55,143.9         $  53,964.1         $  53,361.1
                           =====================================================


Reconciling items include undistributed corporate expenses, corporate assets and intersegment eliminations. Corporate assets are comprised primarily of our investment in Viacom. In December 1998, one-half of our investment in Viacom was repurchased (see Note 3).

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------



NOTE 17 CONTINUED

Adjustments include special items and line item reclassifications. Special items included merger-related costs (see Note 2), retirement incentives (see Note 15), and other charges. The effect of these special items on each of the segment's net income is provided in the following table:

                                                         (DOLLARS IN MILLIONS)

Years Ended December 31,           1998               1997               1996
--------------------------------------------------------------------------------
DOMESTIC TELECOM
Reported net income          $  2,382.1         $  2,016.5         $  2,413.4
Special items                     790.4              976.8              377.1
                             ---------------------------------------------------
Adjusted net income          $  3,172.5         $  2,993.3         $  2,790.5
                             ===================================================

GLOBAL WIRELESS
Reported net income          $     50.9         $    112.5         $     72.9
Special items                     177.6              (17.6)               6.7
                             ---------------------------------------------------
Adjusted net income          $    228.5         $     94.9         $     79.6
                             ===================================================

DIRECTORY
Reported net income          $    661.6         $    563.7         $    855.0
Special items                      22.3               92.9             (269.9)
                             ---------------------------------------------------
Adjusted net income          $    683.9         $    656.6         $    585.1
                             ===================================================

OTHER BUSINESSES
Reported net income          $   (230.2)        $     28.6         $     56.9
Special items                     365.6               19.8              (45.1)
                             ---------------------------------------------------
Adjusted net income          $    135.4         $     48.4         $     11.8
                             ===================================================

RECONCILING ITEMS
Reported net income          $    100.9         $   (266.4)        $      3.8
Special items                       2.5              320.0                3.4
                             ---------------------------------------------------
Adjusted net income          $    103.4         $     53.6         $      7.2
                             ===================================================



-----------------------------------------------
18. Proposed Bell Atlantic - GTE Merger
-----------------------------------------------

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.


-----------------------------------------------
19. Additional Financial Information
-----------------------------------------------

The tables that follow provide additional financial information related to our consolidated financial statements:

INCOME STATEMENT INFORMATION

                                                          (DOLLARS IN MILLIONS)
Years Ended December 31,                  1998            1997            1996
--------------------------------------------------------------------------------
Taxes other than income             $  1,465.9      $  1,606.9      $  1,499.9
Interest expense incurred,
  net of amounts capitalized           1,375.9         1,275.2         1,124.1
Capitalized interest                      90.4            81.0           128.5
Advertising expense                      453.2           397.0           357.5



Interest expense incurred includes $40.5 million in 1998, $45.2 million in 1997 and $42.1 million in 1996 related to our lease financing business. Such interest expense is classified as Other Operating Expenses.



BALANCE SHEET INFORMATION

                                                           (DOLLARS IN MILLIONS)
At December 31,                                        1998            1997
--------------------------------------------------------------------------------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable                                 $  3,401.1      $  3,575.4
Accrued expenses                                    1,271.5         1,089.7
Accrued vacation pay                                  634.3           618.1
Accrued salaries and wages                            231.9           279.9
Interest payable                                      329.0           245.8
Accrued taxes                                         237.2           157.5
                                                --------------------------------
                                                 $  6,105.0      $  5,966.4
                                                ================================
OTHER CURRENT LIABILITIES
Advance billings and customer deposits           $    695.7      $    643.0
Dividend payable                                      610.6           597.8
Other                                                 132.3           114.2
                                                --------------------------------
                                                 $  1,438.6      $  1,355.0
                                                ================================


CASH FLOW INFORMATION

                                                          (DOLLARS IN MILLIONS)
Years Ended December 31,                1998             1997             1996
--------------------------------------------------------------------------------
CASH PAID
Income taxes, net of
        amounts refunded          $  1,369.3       $  1,402.8       $  1,667.9
Interest, net of amounts
        capitalized                  1,201.2          1,215.4          1,162.5

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------


----------------------------------
20. Comprehensive Income
----------------------------------

Effective January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. The adoption of SFAS No. 130 did not affect our statement of income, but did affect the presentation of our statement of changes in shareowners' investment and balance sheet.

Changes in the components of other comprehensive income (loss), net of income tax expense (benefit), are as follows:

                                                           (DOLLARS IN MILLIONS)
Years Ended December 31,                         1998         1997         1996
--------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
Foreign currency translation adjustments,
  taxes of $1.8, $(1.8) and $(4.7)           $ (146.4)    $ (234.0)    $  221.8
Less: reclassification adjustments                (.2)          --          (.1)
Net foreign currency translation             -----------------------------------
  adjustments                                  (146.2)      (234.0)       221.9
                                             -----------------------------------

UNREALIZED GAINS (LOSSES) ON SECURITIES
Unrealized holding gains (losses), taxes
  of $15.9, $0 and $(1.3)                        12.0          3.5         (5.8)
Less: reclassification adjustments for
  gains realized in net income, taxes
  of $12.8, $.7 and $.1                          10.0          1.2           .1
Net unrealized gains (losses) on             -----------------------------------
  securities                                      2.0          2.3         (5.9)
MINIMUM PENSION LIABILITY ADJUSTMENT,        -----------------------------------
  taxes of $(10.7)                              (16.7)          --           --
                                             -----------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)            $ (160.9)    $ (231.7)    $  216.0
                                             ===================================

The components of accumulated other comprehensive income (loss) are as follows:

                                              (DOLLARS IN MILLIONS)
AT DECEMBER 31,                                  1998         1997
---------------------------------------------------------------------
Foreign currency translation adjustments     $ (699.6)    $ (553.4)
Unrealized gains (losses) on securities           2.1           .1
Minimum pension liability adjustment            (16.7)          --
                                             ------------------------
Accumulated other comprehensive
 income (loss)                               $ (714.2)    $ (553.3)
                                             ========================


--------------------------------------------------
21. Quarterly Financial Information (Unaudited)
--------------------------------------------------

                                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  Income (Loss) Before Extraordinary Item
                    Operating    Operating   ---------------------------------------------------         Net
Quarter Ended        Revenues       Income       Amount    Per Share-Basic   Per Share-Diluted  Income (Loss)
------------------------------------------------------------------------------------------------------------
1998
March 31           $  7,651.1   $  1,712.0   $    909.6             $  .58             $   .57      $   893.4
June 30               7,927.8      1,952.6      1,027.2                .66                 .65        1,020.9
September 30*         7,909.9      1,130.1         (7.2)              (.01)               (.01)          (8.1)
December 31           8,077.1      1,832.5      1,061.2                .66                 .65        1,059.1

1997
March 31           $  7,416.5   $  1,458.5   $    698.2             $  .45             $   .45      $   698.2
June 30               7,707.8      1,847.9        896.8                .58                 .57          896.8
September 30**        7,373.9        421.0        (80.1)              (.05)               (.05)         (80.1)
December 31           7,695.7      1,614.1        940.0                .61                 .60          940.0

* Results of operations for the third quarter of 1998 include approximately $1,100 million (after-tax) of costs associated with the completion of our retirement incentive program, as well as charges to adjust the carrying values of two Asian investments and to write-down assets.

** Results of operations for the third quarter of 1997 include approximately $1,050 million (after-tax) of costs incurred in connection with consolidating operations and combining the organizations of Bell Atlantic and NYNEX and for other special items arising during the quarter, as well as charges associated with the completion of the merger and with our retirement incentive program.

     Income (loss) before extraordinary item per common share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

--------------------------------------------------------------------------------
                              REPORT OF MANAGEMENT
--------------------------------------------------------------------------------



We, the management of Bell Atlantic Corporation, are responsible for the consolidated financial statements and the information and representations contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. Financial information elsewhere in this report is consistent with that in the financial statements.

Management has established and maintained a system of internal control which is designed to provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. The system of internal control includes widely communicated statements of policies and business practices, which are designed to require all employees to maintain high ethical standards in the conduct of our business. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility and by a program of internal audits.

The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was conducted in accordance with generally accepted auditing standards and included an evaluation of our internal control structure and selective tests of transactions. The Report of Independent Accountants appears on this page.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with the independent accountants, management and internal auditors to review accounting, auditing, internal controls, litigation and financial reporting matters. Both the internal auditors and the independent accountants have free access to the Audit Committee without management present.


/s/ Ivan G. Seidenberg

Ivan G. Seidenberg
Chairman of the Board
and Chief Executive Officer


/s/ Frederic V. Salerno

Frederic V. Salerno
Senior Executive Vice President
and Chief Financial Officer/
Strategy and Business Development


/s/ Doreen A. Toben

Doreen A. Toben
Vice President-Controller

--------------------------------------------------------------------------------
                       REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------



TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
BELL ATLANTIC CORPORATION

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Atlantic Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses.


/s/ PricewaterhouseCoopers LLP


New York, New York
February 9, 1999

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996
                              (Dollars in Millions)

                                                            Additions
                                                    --------------------------
                                                                    Charged to
                                    Balance at                        Other                          Balance at
                                    Beginning       Charged To      Accounts--   Deductions--          End of
Description                         of Period        Expenses        Note (a)      Note (b)            Period
-------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
  Accounts Receivable:
     Year 1998 ...................  $  611.9        $  460.5        $  577.9        $  1,057.0        $  593.3
     Year 1997 ...................     566.7           530.5           557.3           1,042.6           611.9
     Year 1996 ...................     475.0           493.7           554.6             956.6           566.7

Valuation Allowance for
  Deferred Tax Assets:
     Year 1998 ...................  $   79.4        $  276.3        $   --          $     38.5        $  317.2
     Year 1997 ...................      44.8            64.7              .5              30.6            79.4
     Year 1996 ...................      39.3            14.2             1.3              10.0            44.8

Restructuring Reserves:
     Year 1998 ...................  $  149.6        $   --          $   --          $     95.1        $   54.5
     Year 1997 ...................     330.1            --              --               180.5           149.6
     Year 1996 ...................     700.6            --              --               370.5           330.1

Allowance For Uncollectible
  Finance Lease Receivable:
     Year 1998 ...................  $   24.9        $    5.0        $    7.4        $     --          $   37.3
     Year 1997 ...................      23.8            12.9            --                11.8            24.9
     Year 1996 ...................      24.3            --              --                  .5            23.8

------------
(a) Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us. Allowance for Uncollectible Finance Lease Receivables includes amounts transferred from other accounts.

(b) Amounts written off as uncollectible or transferred to other accounts or utilized (except for the valuation allowance for deferred tax assets).

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number
------

2 Agreement and Plan of Merger by and among Bell Atlantic Corporation, Beta Gama Corporation and GTE Corporation, dated as of July 27, 1998. (Exhibit
       2.01 to Form 8-K, date of report July 30, 1998.)

3a Restated Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"). (Exhibit 3(i) to Form 8-K, date of report August 14, 1997.)

3b     By-Laws of Bell Atlantic, as amended and restated as of January 1, 1999.

4 No instrument which defines the rights of holders of long-term debt of Bell Atlantic and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998.*

10b Bell Atlantic Insurance Plan for Directors. (Exhibit 10hh to Registration Statement on Form S-1 No. 2-87842).*

10c Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance. (Exhibit 10ii to Registration Statement on Form S-1 No. 2-87842.)*

10d Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995.)*

10e Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998.*

10f Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990.)*

       10f(i) Resolutions amending and partially terminating the Program.
              (Exhibit 10p to Form SE dated March 29, 1993.)*

10g Description of Changes in Compensation for Outside Directors of Bell Atlantic, effective August 14, 1997 (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1997.)*

10h Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 22 1996. (Exhibit 10a to Form 10-K for the year ended December 31, 1996.)*

       10h(i) Description of Amendment, effective August 14, 1997. (Exhibit
              10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10i Bell Atlantic Deferred Compensation Plan, as amended and restated as of January 1, 1997. (Exhibit 10i to Form 10-K for the year ended December 31, 1996.)*

       10i(i) Description of Amendments to Bell Atlantic Deferred Compensation
              Plan (renamed the Bell Atlantic Senior Management Income Deferral
              Plan), effective January 1, 1998. (Exhibit 10i(i) to Form 10-K for the year ended December 31, 1997.)*

10j Bell Atlantic 1985 Incentive Stock Option Plan, as amended and restated as of July 1, 1996. (Exhibit 10j to Form 10-K for the year ended December 31, 1996.)*

       10j(i) Description of Amendment and Administrative Change to Bell Atlantic 1985 Incentive Stock Option Plan, effective August 14, 1997. (Exhibit 10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10k Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. (Exhibit 10g to Form 10-K for the year ended December 31, 1996.)*

10l Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986.)*

       10l(i) Resolutions amending the Plan, effective as of January 1, 1989. (Exhibit 10d to Form SE dated March 29, 1989.)*

       10l(ii) Description of Amendments, effective January 1, 1998, to Bell
               Atlantic Senior Management Long Term Disability Plan (formerly known, as the Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan). (Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997.)*

10m Bell Atlantic Salary Program for Senior Managers, effective August 14, 1997. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1997.)*

10n    Description of Bell Atlantic Senior Management Estate Management Plan.*

10o Description of Bell Atlantic Senior Management Death Benefit Plan, effective April 1, 1998. (Exhibit 10rr to Form 10-K for year ended December 31, 1997.)*

10p Description of Bell Atlantic Senior Management Flexible Spending Perquisite Account, effective January 1, 1998. (Exhibit 10ss to Form 10-K for year ended December 31, 1997.)*

10q NYNEX 1984 Stock Option Plan, as amended and restated. (Post-Effective Amendment No. 1 to NYNEX's Registration No. 2-97813, dated September 21, 1987, File No. 1-8608.)*

10r NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28) (i) 1 to NYNEX's filing on Form SE dated March 23, 1988, File No. 1-8608.)*

10s NYNEX 1990 Stock Option Plan as amended. (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10t NYNEX 1995 Stock Option Plan as amended. (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10u NYNEX 1995 Long Term Incentive Program as amended. (Exhibit No. 3 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10v NYNEX Supplemental Life Insurance Plan. (Exhibit No. 10 iii 21 to NYNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608.)*

10w NYNEX Executive Retention Agreement. (Exhibit No. 10 iii 35 to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

10x Employment Agreement, dated August 14, 1997, by and between Bell Atlantic and Raymond W. Smith (Exhibit 10aa to Form 10-Q for the quarter ended September 30, 1997.)*

       10x(i) Letter dated April 16, 1998, to Raymond W. Smith concerning employment-related issues. (Exhibit 10v(i) to Form 10-Q for the quarter ended June 30, 1998.)*

       10x(ii) Resolutions dated May 1, 1998, approving amendments to Employment
               Agreement of Raymond W. Smith. (Exhibit 10v(ii) to Form 10-Q for the quarter ended June 30, 1998.)*

10y Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Lawrence T. Babbio, Jr.. (Exhibit 10a to Form 10-Q for the quarter ended June 30, 1998.)*

10z Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James G. Cullen. (Exhibit 10b to Form 10-Q for the quarter ended June 30, 1998.)*

10aa Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Frederic V. Salerno. (Exhibit 10c to Form 10-Q for the quarter ended June 30, 1998.)*

10bb Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Donald J. Sacco. (Exhibit 10d to Form 10-Q for the quarter ended June 30, 1998.)*

10cc Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Morrison DeS. Webb. (Exhibit 10e to Form 10-Q for the quarter ended June 30, 1998.)*

10dd Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James R. Young. (Exhibit 10f to Form 10-Q for the quarter ended June 30, 1998.)*

10ee Form of Amendment, dated as of October 27, 1998, to Employment Agreements with Lawrence T. Babbio, Jr., James G. Cullen, Frederic V. Salerno, Donald J. Sacco, Morrison DeS. Webb and James R. Young.*

10ff Employment Agreement, dated as of January 1, 1999, by and between Bell Atlantic Corporation and Ivan G. Seidenberg.*

10gg Employment Agreement, dated as of October 27, 1998, by and between Bell Atlantic Corporation and Alexander H. Good.*

10hh Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993.)*

10ii Form of stock option grant to Lawrence T. Babbio, Jr., dated February 18, 1997, containing terms and conditions of certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10q to Form 10-K for the year ended December 31, 1996.)*

10jj Forms of Stay Incentive Agreement and Separation and Non-Compete Agreement with Doreen A. Toben and Ellen C. Wolf with respect to the Bell Atlantic-NYNEX merger. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10kk Form of Stay Incentive Agreement, dated as of November 23, 1998, with Doreen A. Toben and Ellen C. Wolf with respect to the Bell Atlantic - GTE Merger.*

10ll Form of Stay Incentive Agreement, dated as of November 23, 1998, with Patrick F. X. Mulhearn and Thomas J. Tauke.*

10mm Form of Stay Incentive Agreement, dated as of November 23, 1998, with Jacquelyn B. Gates and Chester N. Watson.*

10nn Form of Merger Agreement, dated as of January 29, 1999, with Doreen A. Toben and Ellen C. Wolf.*

10oo   Form of Merger Agreement, dated as of January 29, 1999, with Patrick F.
       X. Mulhearn and Thomas J. Tauke.*

10pp Form of Merger Agreement, dated as of January 29, 1999, with Jacquelyn B. Gates and Chester N. Watson.*

10qq Stock Option Agreement, dated as of July 27, 1998, between Bell Atlantic Corporation and GTE Corporation. (Exhibit 10.01 to Form 8-K, date of report July 30, 1998.)

10rr Stock Option Agreement, dated as of July 27, 1998, between GTE Corporation and Bell Atlantic Corporation. (Exhibit 10.02 to Form 8-K, date of report July 30, 1998.)

12     Computation of Ratio of Earnings to Fixed Charges.

21     List of subsidiaries of Bell Atlantic.

23     Consent of Independent Accountants.

24     Powers of Attorney.

27     Financial Data Schedule.

-----------
*Indicates management contract or compensatory plan or arrangement.