Form 10-Q
period 1999-03-31
BELL ATLANTIC CORP
filed 1999-05-12
CIK 732712

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                 (Mark one)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

At March 31, 1999, 1,552,284,960 shares of the registrant's Common Stock were outstanding, after deducting 23,961,365 shares held in treasury.


================================================================================

--------------------------------------------------------------------------------
  Table of Contents
--------------------------------------------------------------------------------

Item No.

Part I. Financial Information                                                       Page
--------------------------------------------------------------------------------------------
1.  Financial Statements

     Condensed Consolidated Statements of Income
     For the three months ended March 31, 1999 and 1998                                1

     Condensed Consolidated Balance Sheets
     March 31, 1999 and December 31, 1998                                            2-3

     Condensed Consolidated Statement of Changes in Shareowners' Investment
     For the three months ended March 31, 1999                                         4

     Condensed Consolidated Statements of Cash Flows
     For the three months ended March 31, 1999 and 1998                                5

     Notes to Condensed Consolidated Financial Statements                           6-11

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                         12-28

3.   Quantitative and Qualitative Disclosures About Market Risk                       28


Part II. Other Information
--------------------------------------------------------------------------------------------

1.   Legal Proceedings                                                                29

6.   Exhibits and Reports on Form 8-K                                                 29

--------------------------------------------------------------------------------
  Part I - Financial Information
--------------------------------------------------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------



                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions, Except Per Share Amounts) (Unaudited)           Three Months Ended March 31,
                                                                             1999               1998
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                         $7,967             $7,651

OPERATING EXPENSES
Employee costs, including benefits and taxes                                2,018              2,304
Depreciation and amortization                                               1,504              1,411
Other operating expenses                                                    2,367              2,224
                                                                   ----------------------------------
                                                                            5,889              5,939
                                                                   ----------------------------------
OPERATING INCOME                                                            2,078              1,712
Income from unconsolidated businesses                                          34                 23
Other income and (expense), net                                                19                 14
Interest expense                                                              315                310
                                                                   ----------------------------------

Income before provision for income taxes and extraordinary item             1,816              1,439
Provision for income taxes                                                    674                529
                                                                   ----------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                            1,142                910

Extraordinary item
   Early extinguishment of debt, net of tax                                    --                (17)
                                                                   ----------------------------------

NET INCOME                                                                  1,142                893
Redemption of investee preferred stock                                         --                 (2)
                                                                   ----------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                                 $1,142              $ 891
                                                                   ==================================

BASIC EARNINGS PER COMMON SHARE:
Income available to common shareowners before extraordinary item            $ .74              $ .58
Extraordinary item                                                             --               (.01)
                                                                   ----------------------------------
Net Income Available to Common Shareowners                                  $ .74              $ .57
                                                                   ==================================

Weighted-average shares outstanding (in millions)                           1,553              1,553
                                                                   ==================================
DILUTED EARNINGS PER COMMON SHARE:
Income available to common shareowners before extraordinary item            $ .72              $ .57
Extraordinary item                                                             --               (.01)
                                                                   ----------------------------------
Net Income Available to Common Shareowners                                  $ .72              $ .56
                                                                   ==================================

Weighted-average shares - diluted (in millions)                             1,582              1,579
                                                                   ==================================

Dividends declared per common share                                        $ .385              $.385
                                                                   ==================================


See Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries


--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------

(Dollars in Millions) (Unaudited)                            March 31,   December 31,
                                                                  1999           1998
--------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                      $   368       $   237
Short-term investments                                             539           786
Accounts receivable, net of allowances of $599 and $593          6,535         6,560
Inventories                                                        555           566
Prepaid expenses                                                   628           522
Other                                                              276           411
                                                           --------------------------
                                                                 8,901         9,082
                                                           --------------------------

PLANT, PROPERTY AND EQUIPMENT                                   84,672        83,064
Less accumulated depreciation                                   47,381        46,248
                                                           --------------------------
                                                                37,291        36,816
                                                           --------------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                         3,699         4,276
OTHER ASSETS                                                     5,084         4,970
                                                           --------------------------
TOTAL ASSETS                                                   $54,975       $55,144
                                                           ==========================

See Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries



--------------------------------------------------------------------------------
Liabilities and Shareowners' Investment
--------------------------------------------------------------------------------


(Dollars in Millions, Except Per Share Amounts) (Unaudited)             March 31,    December 31,
                                                                             1999            1998
---------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year                                             $ 2,286         $ 2,988
Accounts payable and accrued liabilities                                    6,233           6,105
Other                                                                       1,370           1,438
                                                                     ------------------------------
                                                                            9,889          10,531
                                                                     ------------------------------

LONG-TERM DEBT                                                             17,707          17,646
                                                                     ------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                               10,185          10,384
                                                                     ------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                       2,431           2,254
Unamortized investment tax credits                                            216             222
Other                                                                         527             551
                                                                     ------------------------------
                                                                            3,174           3,027
                                                                     ------------------------------
MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
   REDEMPTION REQUIREMENTS                                                    320             330
                                                                     ------------------------------

PREFERRED STOCK OF SUBSIDIARY                                                 201             201
                                                                     ------------------------------

SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued)                           --              --
Common stock ($.10 par value; 1,576,246,325 shares and
   1,576,246,325 shares issued)                                               158             158
Contributed capital                                                        13,402          13,368
Reinvested earnings                                                         1,844           1,371
Accumulated other comprehensive loss                                         (729)           (714)
                                                                     ------------------------------
                                                                           14,675          14,183
Less common stock in treasury, at cost                                        649             593
Less deferred compensation - employee stock ownership plans                   527             565
                                                                     ------------------------------
                                                                           13,499          13,025
                                                                     ------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT                             $54,975         $55,144
                                                                     ==============================


See Notes to Condensed Consolidated Financial Statements.

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' INVESTMENT
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions and Shares in Thousands) (Unaudited)   Three Months Ended March 31, 1999
                                                                      Shares           Amount
----------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning and end of period                             1,576,246         $   158
                                                            ---------------------------------
CONTRIBUTED CAPITAL
Balance at beginning of period                                                        13,368
Shares issued:
   Employee plans                                                                         34
                                                                             ----------------
Balance at end of period                                                              13,402
                                                                             ----------------
REINVESTED EARNINGS
Balance at beginning of period                                                         1,371
Net income                                                                             1,142
Dividends declared                                                                      (598)
Shares issued:
   Employee plans                                                                        (73)
Tax benefit of dividends paid to ESOPs                                                     2
                                                                             ----------------
Balance at end of period                                                               1,844
                                                                             ----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                                          (714)
Foreign currency translation adjustments, net of tax                                     (18)
Unrealized gains on securities, net of tax                                                 3
                                                                             ----------------
Balance at end of period                                                                (729)
                                                                             ----------------

TREASURY STOCK
Balance at beginning of period                                        22,887             593
Shares purchased                                                       3,835             208
Shares distributed:
   Employee plans                                                     (2,747)           (151)
   Shareowner plans                                                      (14)             (1)
                                                            ---------------------------------
Balance at end of period                                              23,961             649
                                                            ---------------------------------

DEFERRED COMPENSATION - ESOPs
Balance at beginning of period                                                           565
Amortization                                                                             (38)
                                                                             ----------------
Balance at end of period                                                                 527
                                                                             ----------------

TOTAL SHAREOWNERS' INVESTMENT                                                        $13,499
                                                                             ================


See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions) (Unaudited)                                           Three Months Ended March 31,
                                                                                     1999              1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $ 1,142          $  893
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   1,504           1,411
     Extraordinary item, net of tax                                                     --              17
     Income from unconsolidated businesses                                             (34)            (23)
     Dividends received from unconsolidated businesses                                  29              54
     Amortization of unearned lease income                                             (37)            (30)
     Deferred income taxes, net                                                        218              56
     Investment tax credits                                                             (6)             (7)
     Other items, net                                                                   33              60
     Changes in certain assets and liabilities, net of effects from
       acquisition/disposition of businesses                                          (363)           (228)
                                                                                   -----------------------
Net cash provided by operating activities                                            2,486           2,203
                                                                                   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                   245             (17)
Additions to plant, property and equipment                                          (1,711)         (1,659)
Investment in leased assets                                                            (24)             (2)
Proceeds from leasing activities                                                        32              50
Investments in unconsolidated businesses, net                                         (106)           (128)
Acquisition of businesses, less cash acquired                                           (2)             --
Proceeds from disposition of businesses                                                612               4
Other, net                                                                             (44)             37
                                                                                   -----------------------
Net cash used in investing activities                                                 (998)         (1,715)
                                                                                   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                --           2,642
Principal repayments of borrowings and capital lease obligations                       (26)            (36)
Early extinguishment of debt                                                            --            (200)
Net change in short-term borrowings with original
   maturities of three months or less                                                 (980)         (1,851)
Proceeds from financing of cellular assets                                             380              --
Dividends paid                                                                        (598)           (594)
Proceeds from sale of common stock                                                     151             325
Purchase of common stock for treasury                                                 (208)           (605)
Net change in outstanding checks drawn on controlled disbursement accounts             (76)            (88)
                                                                                   -----------------------
Net cash used in financing activities                                               (1,357)           (407)
                                                                                   -----------------------

Increase in cash and cash equivalents                                                  131              81
Cash and cash equivalents, beginning of period                                         237             323
                                                                                   -----------------------
Cash and cash equivalents, end of period                                           $   368          $  404
                                                                                   =======================

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Bell Atlantic Corporation and Subsidiaries

                                  (Unaudited)


1.     Basis of Presentation
-----------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

We have reclassified certain amounts from prior year's data to conform to the 1999 presentation.


2.     New Accounting Standards
-----------------------------------------------
Costs of Computer Software

Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Such costs sometimes include payroll-related costs for internally developed software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it currently does not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we now capitalize interest associated with the development of internal-use software.

Costs of Start-Up Activities

Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs.

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

3.     Commitments and Contingencies
-----------------------------------------------

In connection with certain state regulatory incentive plan commitments, we have deferred revenues, which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable.

We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

4.     Comprehensive Income
-----------------------------------------------

Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive income for interim periods are presented in the following table:

(Dollars in Millions)                                      Three Months Ended March 31,
                                                           ----------------------------
                                                                1999              1998
--------------------------------------------------------------------------------------
NET INCOME                                                    $1,142              $893
                                                              ------------------------
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax             (18)             (102)
Unrealized gains on securities, net of tax                         3                 7
                                                              ------------------------
                                                                 (15)              (95)
                                                              ------------------------
TOTAL COMPREHENSIVE INCOME                                    $1,127              $798
                                                              ========================


5.     Earnings Per Share
-----------------------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)                 Three Months Ended March 31,
                                                                           ----------------------------
                                                                              1999                1998
                                                                           ----------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary item                                            $1,142              $  910
Redemption of investee preferred stock                                         ---                  (2)
                                                                            --------------------------
Income available to common shareowners before extraordinary item*            1,142                 908
Extraordinary item                                                             ---                 (17)
                                                                            --------------------------
Net income available to common shareowners*                                 $1,142              $  891
                                                                            ==========================

BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                          1,553               1,553
                                                                            --------------------------
Income available to common shareowners before extraordinary item            $  .74              $  .58
Extraordinary item                                                             ---                (.01)
                                                                            --------------------------
Net income available to common shareowners                                  $  .74              $  .57
                                                                            ==========================

DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                          1,553               1,553
Effect of dilutive securities                                                   29                  26
                                                                             -------------------------
Weighted-average shares - diluted                                            1,582               1,579
                                                                             -------------------------
Income available to common shareowners before extraordinary item             $ .72               $ .57
Extraordinary item                                                             ---                (.01)
                                                                             -------------------------
Net income available to common shareowners                                   $ .72               $ .56
                                                                             =========================

*Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Stock options to purchase 257,726 and 799,044 shares of common stock were outstanding at March 31, 1999 and 1998 which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

6.     Debt
-----------------------------------------------

Exchangeable Notes

Our long-term debt includes two series of exchangeable notes that were issued in 1998 by our wholly owned subsidiary, Bell Atlantic Financial Services, Inc.
(FSI). First, FSI issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003, which are exchangeable at the option of the holder into shares of Telecom Corporation of New Zealand (TCNZ exchangeable notes). Second, FSI issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005, which are exchangeable at the option of the holder into shares of Cable and Wireless Communications, plc (CWC exchangeable notes). The CWC exchangeable notes were issued at a discount and at March 31, 1999 had a carrying value of $3,198 million. The exchange prices were established at a 20% premium to the TCNZ share price at the pricing date of the offering and at a 28% premium to the CWC share price at the pricing date of the offering.

The TCNZ and CWC exchangeable notes must be marked-to-market if the fair value of the underlying TCNZ shares rises to a level greater than 120% of the share price at the pricing date of the offering, or the underlying CWC shares rises to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to increase the applicable exchangeable note liability by the amount of the increase in the share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not to less than its amortized carrying value) and income would be increased. At March 31, 1999, the fair values of the underlying TCNZ shares and CWC shares did not exceed the recorded values of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

Support Agreements

The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In each of the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal and the cash value of exchange property related to the notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $245 million at March 31, 1999) should FSI fail to pay. The holders of this FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $14 billion at March 31, 1999.

Issuance and Early Extinguishment of Long-Term Debt

In April 1999, our operating telephone subsidiary New England Telephone and Telegraph Company issued $200 million of 5.875% notes, due on April 15, 2009. The proceeds from the issuance will be used to redeem $200 million of 7.375% notes due on October 15, 2007. We will record a loss of approximately $1 million related to this redemption in the second quarter of 1999.

7.     Grupo Iusacell, S.A. de C.V.
-----------------------------------------------

Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company that we consolidate, and its principal shareholders entered into an agreement (the 1998 Restructuring Agreement) to restructure ownership of the company. This restructuring, if completed, will result in the formation of a new holding company with two classes of shares, one of which will trade publicly. The restructuring is intended to increase the liquidity of Iusacell's publicly traded shares and to increase the availability of debt financing to Iusacell.

In the first quarter of 1999, Iusacell borrowed $31 million from us under a $150 million subordinated convertible debt facility that expires in June 1999 (the Facility). We immediately converted this debt into 44 million additional Series A shares at a price of $.70 per share as contemplated by the 1998 Restructuring Agreement. Under this same agreement, we sold 22 million of those shares to the Peralta Group, the other principal shareholder of Iusacell, for $.70 per share. As a result of this debt conversion and sale of shares to the Peralta Group, our ownership of Iusacell increased to 47.2% as of March 31, 1999. At March 31, 1999, the total amount borrowed under the Facility was approximately $133 million.

The 1998 Restructuring Agreement also contemplates that the new Iusacell holding company will engage in a rights offering to existing shareholders, and that we and the Peralta Group, under certain circumstances, will engage in a secondary public offering of a portion of our respective shares. These transactions would reduce our ownership percentage to approximately 42%. We would, however, continue to retain management control of Iusacell through the completion of these transactions and, therefore, would continue to consolidate Iusacell's results. The 1998 Restructuring Agreement also provides that any further borrowings by Iusacell under the Facility will be immediately converted into shares of Iusacell at a conversion price of $.70 per share. It further provides that the Peralta Group will purchase from us one-half of any shares received from that debt conversion for $.70 per share.


8.     Segment Information
-----------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are a Domestic Telecom group which provides domestic wireline telecommunications services; a Global Wireless group which provides domestic wireless telecommunications services and includes foreign wireless investments; a Directory group which is responsible for our domestic and international publishing businesses and electronic commerce services; and an Other Businesses group which includes our international wireline telecommunications investments, lease financing and all other businesses.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units results, but has included in reported consolidated earnings. We generally account for intersegment sales of products and services and asset transfers at current market prices. Intersegment revenues were not material in 1999 or 1998.

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated financial results:

 (Dollars in Millions)                           Three Months Ended March 31,
                                                       1999             1998
-------------------------------------------------------------------------------
OPERATING REVENUES
Domestic telecom                                     $6,441           $6,268
Global wireless                                         994              860
Directory                                               553              534
Other businesses                                         35               32
                                                     -----------------------
Total segments                                        8,023            7,694
Reconciling items                                       (56)             (43)
                                                     -----------------------
Total consolidated                                   $7,967           $7,651
                                                     =======================

NET INCOME
Domestic telecom                                      $ 892           $  833
Global wireless                                          56               29
Directory                                               162              153
Other businesses                                         39               25
                                                     -----------------------
Total segments                                        1,149            1,040
Reconciling items                                         3                5
Adjustments                                             (10)            (152)
                                                     -----------------------
Total consolidated                                   $1,142           $  893
                                                     =======================

Reconciling items include undistributed corporate expenses, corporate assets and intersegment eliminations. Adjustments include special items, which consisted of merger-related transition and integration costs and retirement incentive costs. Special items affected solely our Domestic Telecom segment in both the first quarters of 1999 and 1998.

9.     Proposed Bell Atlantic - GTE Merger
-----------------------------------------------

Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

We are working diligently to complete the merger by the end of 1999. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

We have provided unaudited pro forma combined condensed financial statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with Securities and Exchange Commission and dated April 13, 1999.

In this interim report, we have presented the following unaudited combined condensed pro forma financial statements for the period ended March 31, 1999. These financial statements are presented assuming that the merger will be accounted for as a pooling of interests, and include certain reclassifications to conform to the presentation that will be used by the combined company and certain pro forma adjustments that conform the companies' methods of accounting. This information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the date indicated. The information does not necessarily indicate the future operating results or financial position of the combined company. For a more complete discussion of pro forma adjustments and other financial information, you should refer to the pro forma financial information presented in the joint proxy statement and prospectus.

---------------------------------------------------------
Pro Forma Combined Condensed Statement of Income
---------------------------------------------------------


(Dollars in Millions, Except Per Share Amounts) (Unaudited)     Three Months Ended March 31, 1999
-------------------------------------------------------------------------------------------------
Operating revenues                                                                        $13,846
Operating expenses                                                                         10,077
                                                                        -------------------------
Operating income                                                                            3,769

Income from unconsolidated businesses                                                         139

Other income and (expense), net                                                                (1)

Interest expense                                                                              639

Provision for income taxes                                                                  1,208
                                                                        -------------------------
Income from continuing operations                                                         $ 2,060
                                                                        =========================
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share                                        $   .75
Weighted-average shares outstanding (in millions)                                           2,736
                                                                        -------------------------
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share                                        $   .74
Weighted-average shares - diluted (in millions)                                             2,774
                                                                        -------------------------

----------------------------------------------------
Pro Forma Combined Condensed Balance Sheet
----------------------------------------------------

 (Dollars in Millions) (Unaudited)                         At March 31, 1999
----------------------------------------------------------------------------
ASSETS
Current assets
   Cash and temporary cash investments                               $ 1,422
   Receivables, net                                                   11,016
   Other current assets                                                2,964
                                                                ------------
                                                                      15,402
                                                                ------------
Plant, property and equipment, net                                    60,254

Investments in unconsolidated businesses                               7,405

Other assets                                                          14,817
                                                                ------------
Total assets                                                         $97,878
                                                                ============

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                     $ 6,612
   Accounts payable and accrued liabilities                           11,396
   Other current liabilities                                           2,593
                                                                ------------
                                                                      20,601
                                                                ------------
Long-term debt                                                        32,027
                                                                ------------
Employee benefit obligations                                          14,516
                                                                ------------
Deferred credits and other liabilities                                 8,343
                                                                ------------
Shareowners' investment
   Common stock (2,760,106,281 shares)                                   276
   Contributed capital                                                20,328
   Reinvested earnings                                                 4,583
   Accumulated other comprehensive loss                               (1,125)
                                                                ------------
                                                                      24,062
   Less common stock in treasury, at cost                                649
   Less deferred compensation - employee stock ownership plans         1,022
                                                                ------------
                                                                      22,391
                                                                ------------
Total liabilities and shareowners' investment                        $97,878
                                                                ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

-------------------------------------
OVERVIEW
-------------------------------------

Our results for the first quarter of 1999 reflect strong market demand for voice and data services in our Domestic Telecom business and robust operating performance by our Global Wireless group. We reported net income of $1,142 million or $.72 diluted earnings per share for the three month period ended March 31, 1999, compared to net income of $893 million or $.56 diluted earnings per share for the three month period ended March 31, 1998. Our reported results for both periods were affected by special items. After adjusting for such items, net income would have been $1,152 million or $.73 diluted earnings per share in the first quarter of 1999 and $1,045 million or $.66 diluted earnings per share in the first quarter of 1998. The table below summarizes reported and adjusted results of operations for each period.



(Dollars in Millions, Except Per Share Amounts)    Three Months Ended March 31,
                                                        1999             1998
-------------------------------------------------------------------------------
Operating revenues                                    $7,967           $7,651
Operating expenses                                     5,889            5,939
                                                   ----------------------------
Operating income                                       2,078            1,712

REPORTED NET INCOME                                    1,142              893
                                                   ----------------------------
Special items - pre-tax
  Merger transition costs                                 17                9
  Retirement incentive costs                              --              240
                                                   ----------------------------
Total special items - pre-tax                             17              249
  Tax effect of special items                              7               97
                                                   ----------------------------
Total special items - after-tax                           10              152
                                                   ----------------------------
ADJUSTED NET INCOME                                   $1,152           $1,045
                                                   ============================

DILUTED EARNINGS PER SHARE - REPORTED                 $  .72           $  .56
DILUTED EARNINGS PER SHARE - ADJUSTED                 $  .73           $  .66

Share and per share amounts for the three-month period ended March 31, 1998 have been adjusted to reflect a two-for-one common stock split on June 1, 1998.

The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

(Dollars in Millions)                              Three Months Ended March 31,
                                                        1999             1998
-------------------------------------------------------------------------------
EMPLOYEE COSTS
Retirement incentive costs                               $--             $240
Merger transition costs                                    2                3

OTHER OPERATING EXPENSES
Merger transition costs                                   15                6
                                                   ----------------------------
TOTAL SPECIAL ITEMS - PRE-TAX                             17              249
Tax effect of special items                                7               97
                                                   ----------------------------
TOTAL SPECIAL ITEMS - AFTER-TAX                          $10             $152
                                                   ============================

-----------------------------------------------
Retirement Incentives
-----------------------------------------------

In the first quarter of 1998, we recorded costs of $240 million (pre-tax) as a result of 1,731 associate employees electing to leave the company under a voluntary retirement program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The retirement incentive program covering management employees ended in March 1997 and the program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

-----------------------------------------------
Merger-related Costs
-----------------------------------------------

In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $17 million in the first quarter of 1999 and $9 million in the first quarter of 1998.

Transition and integration costs represent costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs, advertising and branding costs, and costs associated with the elimination and consolidation of duplicate facilities, relocation and training. Transition and integration costs are expensed as incurred.

Merger-related costs were comprised of the following amounts in the first quarters of 1999 and 1998:


(Dollars in Millions)                          Three Months Ended March 31,
                                                       1999              1998
-------------------------------------------------------------------------------
TRANSITION AND INTEGRATION COSTS
Systems modifications                                   $16                $6
Advertising                                              --                --
Branding                                                 --                 3
Relocation, retraining and other                          1                --
                                               --------------------------------
TOTAL TRANSITION AND INTEGRATION COSTS                  $17                $9
                                               ================================

-----------------------------------------------
SEGMENTAL RESULTS OF OPERATIONS
-----------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Global Wireless, Directory and Other Businesses. You can find additional information about our segments in Note 8 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units' results, but has included in reported consolidated earnings. We previously described these special items in the Overview section. Special items affected solely our Domestic Telecom segment in both the first quarters of 1999 and 1998.

------------------------------------------------------------
Domestic Telecom
------------------------------------------------------------

Our Domestic Telecom segment consists primarily of our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, systems integration, billing and collections, and Internet access services. Domestic Telecom represents the aggregation of our domestic wireline business units (consumer, enterprise, general, and network services), that focus on specific markets to increase revenues and customer satisfaction.

(Dollars in Millions)                  Three Months Ended March 31,
                                                   1999         1998   % Change
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Local services                                   $3,488       $3,347      4.2%
Network access services                           1,944        1,907      1.9
Long distance services                              474          502     (5.6)
Ancillary services                                  535          512      4.5
                                             -----------------------
                                                  6,441        6,268      2.8
                                             -----------------------

OPERATING EXPENSES
Employee costs                                    1,806        1,827     (1.1)
Depreciation and amortization                     1,336        1,262      5.9
Other operating expenses                          1,614        1,626      (.7)
                                             -----------------------
                                                  4,756        4,715       .9
                                             -----------------------
OPERATING INCOME                                 $1,685       $1,553      8.5
                                             =======================
INCOME FROM UNCONSOLIDATED BUSINESSES            $    2       $   24    (91.7)
                                             -----------------------
ADJUSTED NET INCOME                              $  892       $  833      7.1
                                             -----------------------


OPERATING REVENUES

Local Services Revenues

Local services revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

Growth in local services revenues of $141 million or 4.2% in the first quarter of 1999 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 4.0% from March 31, 1998. We had 42,133,000 switched access lines in service at March 31, 1999 compared to 40,512,000 switched access lines in service at March 31, 1998 (1998 access lines have been restated from the previously disclosed amount). Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

Local services revenue growth in the first quarter of 1999 also reflects strong customer demand and usage of our data transport and digital services such as Frame Relay, ISDN (Integrated Services Digital Network) and SMDS (Switched Multi-megabit Data Service). Revenues from our value-added services were boosted in the first quarter by marketing and promotional campaigns offering new service packages.

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

-------------------------------------------------------------
Domestic Telecom - continued
-------------------------------------------------------------

Our network access services revenues grew $37 million or 1.9% in the first quarter of 1999 as compared to the same period in 1998. This growth was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.0% from the first quarter of 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In the first three months of 1999, demand for special access services was robust, reflecting a greater utilization of the network by Internet service providers and other high-capacity users. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 1999. Volume-related growth was largely offset by net price reductions mandated by federal and state price cap and incentive plans. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year under the rules of the Price Cap Plan.

In July 1998, we implemented interstate price decreases of approximately $175 million on an annual basis. The rates included amounts necessary to recover our operating telephone subsidiaries' contribution to the FCC's universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural healthcare providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses. Our rates are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Changes in required contributions to that fund increased rates by approximately $12 million on an annual basis in October 1998. Rates were reduced by approximately $18 million annually in January 1999 and by approximately $4 million annually in April 1999 to reflect, among other things, lower required contributions to the fund. These rates will be in effect through June 1999.

Beginning in the third quarter of 1998, intrastate access charges in New York were reduced by $94 million annually due to a New York State Public Service Commission order. This reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues attributable to the federal universal service fund.

Long Distance Services

Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services outside of our region.

The decline in long distance services revenues of $28 million or 5.6% in the first quarter of 1999 was principally caused by the competitive effects of presubscription for intraLATA toll services. Presubscription, which is being offered in most of our states throughout the region, permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. The adverse impact on long distance services revenues resulting from presubscription was partially mitigated by increased network access services revenues for usage of our network by the alternative providers. The adverse impact was also partially offset by additional revenues generated from higher calling volumes.

We believe that the effects of competition for long distance services, including competitive pricing and customer selection of alternative providers of intraLATA toll services, will continue to impact revenue trends. You can find additional information on presubscription under "Other Factors That May Affect Future Results-Competition-IntraLATA Toll Services."

Ancillary Services

Our ancillary services include such services as billing and collections for long distance carriers, collocation and usage of separately priced (unbundled) components of our network by competitive local exchange carriers, systems integration, voice messaging, Internet access, customer premises equipment and wiring and maintenance services.

--------------------------------------------------------
Domestic Telecom - continued
--------------------------------------------------------
In the first quarter of 1999, we recognized higher ancillary services revenues of $23 million or 4.5% over the corresponding period last year. This revenue growth was principally due to higher payments received from competitive local exchange carriers for interconnection of their network with our network and for the purchase of unbundled network elements, as provided for by the Telecommunications Act of 1996 (1996 Act). We also recognized higher revenues from our voice messaging, billing and collections and systems integration services.

OPERATING EXPENSES

Employee Costs

Employee costs, which consist of salaries, wages and other employee compensation, employee benefits and payroll taxes, declined in the first quarter of 1999 by $21 million or 1.1%, as compared to the same period in 1998. This expense reduction was largely attributable to lower work force levels and a reduction in associate overtime pay for repair and maintenance activity. These cost reductions were partially offset by salary and wage increases for management and associate employees.

Pension and benefit costs also declined slightly in the first three months of 1999 due to a number of factors, including lower pension costs as a result of favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were substantially offset by higher savings plan contributions, increased health care costs caused by inflation, and benefit plan improvements provided for under new contracts with associate employees.


Depreciation and Amortization

Depreciation and amortization expense increased $74 million or 5.9% in the first three months of 1999 principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures to support the expansion of our network. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation expense in the first quarter of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. For additional information on SOP No. 98-1, see Note 2 to the condensed consolidated financial statements.

These expense increases were partially offset by the effect of lower rates of depreciation.

Other Operating Expenses

The decline in other operating expenses of $12 million or .7% in the first three months of 1999 was primarily due to SOP No. 98-1. Lower purchases of routine maintenance software and lower taxes other than income further contributed to the decline in other operating expenses in the first quarter of 1999.

These factors were substantially offset by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks and additional Year 2000 readiness costs. We also recognized higher costs in the first quarter of 1999 associated with entering new businesses such as long distance and data services.

The higher payments for termination of calls to competitive carriers' networks were the result of state regulatory decisions requiring us to pay "reciprocal compensation" for the large volume of one-way traffic from our customers to customers of other carriers, primarily calls to Internet service providers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the 1996 Act. Because previous state regulatory decisions were based upon a view that Internet access calls are "local" rather than interstate and interexchange in nature, we have asked those regulators to revisit their prior interpretations. Unless state regulators follow the FCC's interpretation, these reciprocal compensation payments are expected to grow to approximately $350 million in 1999. In New York, the state commission has decided to conduct an expedited proceeding to determine the appropriate compensation for Internet and other one-way traffic. The FCC also has initiated a proceeding to consider adopting rules governing inter-carrier compensation for this traffic in the future.

Income From Unconsolidated Businesses

The decline in income from unconsolidated businesses in the first quarter of 1999 was primarily due to the effect of the disposition of a portion of our video operations in the prior year.

------------------------------------------------------
Global Wireless
------------------------------------------------------

Our Global Wireless segment provides wireless telecommunications services to customers in 24 states in the United States and includes foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.

(Dollars in Millions)              Three Months Ended March 31,
                                                 1999       1998     % Change
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Wireless services                                $994       $860        15.6%
                                               --------------------
OPERATING EXPENSES

Employee costs                                    138        123        12.2
Depreciation and amortization                     158        137        15.3
Other operating expenses                          547        424        29.0
                                               --------------------
                                                  843        684        23.2
                                               --------------------
OPERATING INCOME                                 $151       $176       (14.2)
                                               --------------------
LOSS FROM UNCONSOLIDATED BUSINESSES              $ (5)      $(54)       90.7
                                               --------------------
NET INCOME                                       $ 56       $ 29        93.1
                                               ====================


OPERATING REVENUES

First quarter 1999 revenues earned from our consolidated wireless businesses grew by $134 million or 15.6%, as compared to the same period in 1998. This revenue growth was largely attributable to our domestic cellular subsidiary, Bell Atlantic Mobile, which contributed $123 million to revenue growth. This growth was principally due to more customers and increased usage of our domestic wireless services. Our domestic cellular customer base grew 16.6% in the first three months of 1999. Volume-related revenue growth was partially offset by competitive pricing factors. Total revenue per subscriber by our domestic cellular operations was $48.03 in the three month period ended March 31, 1999, compared to $48.40 in the corresponding period in 1998. Revenues from Iusacell S.A. de C.V. (Iusacell), our Mexican wireless investment, grew $16 million or 23.5% during the first three months of 1999, principally as a result of subscriber growth and higher rates charged for services.

Revenue growth from our domestic and international cellular businesses was partially offset by the effect of the December 1998 sale of our paging business.

OPERATING EXPENSES

Employee Costs

Employee costs at our wireless subsidiaries increased by $15 million or 12.2% in the first three months of 1999 principally as a result of higher work force levels at Bell Atlantic Mobile. Employee costs at Iusacell were essentially unchanged in the first quarter of 1999, compared to the same period in 1998.

Depreciation and Amortization

Depreciation and amortization expense increased by $21 million or 15.3% in the first three months of 1999. This increase was mainly attributable to growth in depreciable cellular plant at both our Bell Atlantic Mobile and Iusacell subsidiaries due to the addition of new network cellular sites.

Other Operating Expenses

In the first quarter of 1999, other operating expenses at our Global Wireless subsidiaries increased by $123 million or 29.0% principally as a result of increased service costs at Bell Atlantic Mobile due to the growth in the subscriber base, including additional costs of equipment, higher sales commissions and higher roaming payments to wireless carriers. Higher service costs at our Iusacell subsidiary also contributed to expense growth in the first three months of 1999, but to a lesser extent. These factors were partially offset by the effect of the December 1998 sale of our paging business.

---------------------------------------------------
Global Wireless - continued
---------------------------------------------------

LOSS FROM UNCONSOLIDATED BUSINESSES

In the first quarter of 1999, the decline in equity losses from unconsolidated businesses was principally due to improved operating results from our investments in Omnitel Pronto Italia S.p.A. (Omnitel), an international wireless investment, and PrimeCo Personal Communications, L.P. (PrimeCo), a personal communications services (PCS) joint venture. Both Omnitel's and PrimeCo's operating results were fueled by strong subscriber growth. PrimeCo's results also included a gain on the sale of operations in Hawaii.

In March 1999, Bell Atlantic Mobile formed a joint venture with Crown Castle International Corporation for the primary purpose of financing its investment in network cellular towers. Bell Atlantic Mobile, together with certain partnerships in which it is the managing partner (the managed entities), contributed to the joint venture approximately 1,460 network cellular towers in exchange for approximately $380 million in cash and an equity interest of approximately 37.7% in the joint venture. Bell Atlantic Mobile and the managed entities have leased back a portion of the network towers, and the joint venture will lease the remaining space to third parties. The joint venture also plans to build new towers.


---------------------------------------------------
Directory
---------------------------------------------------

Our Directory segment consists of our domestic and international publishing businesses, including print directories and Internet-based shopping guides as well as website creation and hosting and other electronic commerce services. This segment has operations principally in the United States and Central Europe.


(Dollars in Millions)                           Three Months Ended March 31,
                                                      1999                 1998        % Change
--------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Directory services                                    $553                 $534             3.6%
                                              ----------------------------------
OPERATING EXPENSES
Employee costs                                          80                   87            (8.0)
Depreciation and amortization                            9                    8            12.5
Other operating expenses                               190                  181             5.0
                                              ----------------------------------
                                                       279                  276             1.1
                                              ----------------------------------
OPERATING INCOME                                      $274                 $258             6.2
                                              ==================================
NET INCOME                                            $162                 $153             5.9

OPERATING REVENUES

Operating revenues from our Directory segment improved by $19 million or 3.6% in the first quarter of 1999 as compared to the same period in 1998. This revenue growth was principally due to increased prices for certain directory services. Higher business volumes including revenue from new Internet-based shopping directory and electronic commerce services also contributed to revenue growth in the first quarter of 1999, but to a lesser extent.

OPERATING EXPENSES

First quarter 1999 total operating expenses increased $3 million or 1.1% over the corresponding period in 1998. This change was attributable to a rise in other operating expenses of $9 million due to higher costs for advertising and other general and administrative services and higher depreciation and amortization expense of $1 million due to growth in depreciable plant. These expense increases were largely offset by lower employee costs of $7 million principally to due to a reduction in work force levels.

-----------------------------------------------
Other Businesses
-----------------------------------------------

Our Other Businesses segment includes international wireline telecommunications investments in Europe and the Pacific Rim and lease financing and all other businesses.

(Dollars in Millions)                            Three Months Ended March 31,
                                                        1999                1998        % Change
--------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Other services                                           $35                 $32           9.4%
                                               ----------------------------------
OPERATING EXPENSES
Employee costs                                             3                   5         (40.0)
Depreciation and amortization                             --                   1          --
Other operating expenses                                  24                  29         (17.2)
                                               ----------------------------------
                                                          27                  35         (22.9)
                                               ----------------------------------
OPERATING INCOME (LOSS)                                   $8                 $(3)         --
                                               ==================================
INCOME FROM UNCONSOLIDATED BUSINESSES                    $27                 $35         (22.9)
NET INCOME                                               $39                 $25          56.0

OPERATING RESULTS

First quarter 1999 operating income results from our Other Businesses increased $11 million over the first quarter 1998. This change was largely due to improved operating revenue growth from our lease financing businesses.

Income from unconsolidated businesses declined by $8 million or 22.9% in the first quarter of 1999 primarily as a result of higher equity losses from our international wireline telecommunications investments.

-------------------------------------------------
NONOPERATING ITEMS
-------------------------------------------------


(Dollars in Millions)                               Three Months Ended March 31,
                                                           1999               1998       % Change
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest expense from continuing operations             $   315            $   310          1.6%
Capitalized interest costs                                   21                 20          5.0
                                                    -------------------------------
Total interest costs on debt balances                   $   336            $   330          1.8
                                                    ===============================
Average debt outstanding                                $20,096            $20,057
Effective interest rate                                    6.7%               6.6%

The rise in interest cost in the first quarter of 1999 was principally attributable to a higher effective interest rate and higher average debt outstanding during the first three months of 1999, as compared to the same period in 1998. This increase was partially offset by the effect of several refinancings to lower rates of interest and redemptions of long-term debt by our operating telephone subsidiaries in 1998.

(Dollars in Millions)                             Three Months Ended March 31,
                                                         1999              1998      % Change
----------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSE), NET
Minority interest                                      $  (22)          $  (30)        26.7%
Foreign currency gains,  net                               18                1           --
Interest income                                            12               26        (53.8)
Gains on disposition of assets/business, net                1               12           --
Other, net                                                 10                5           --
                                                ------------------------------
Total                                                  $   19           $   14         35.7
                                                ==============================

The change in other income and expense in the first quarter of 1999, as compared to the same period in 1998, was due to changes in several components as shown in the table above. First, foreign exchange gains were higher in 1999 as a result of the discontinuation of highly inflationary accounting for our Iusacell subsidiary, effective January 1, 1999. As a result of this change, Iusacell now uses the Mexican peso as its functional currency and we expect that our earnings will continue to be affected by any foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

The change in minority interest was mainly due to the repurchase of an outside party's interest in one of our fully consolidated subsidiaries in connection with the sale of our investment in Viacom Inc. (Viacom). As a result of this transaction, we no longer record a minority interest expense related to the outside party's share of the subsidiary's earnings.

Finally, the disposition of a leveraged lease in 1998 resulted in a gain on the sale and additional interest income, which were both recognized in the prior year.


(Dollars in Millions)                     Three Months Ended March 31,
                                                  1999                   1998
--------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATES                        37.1%                  36.8%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for the first quarter of 1999 was higher than in the first quarter of 1998 principally as a result of lower tax credits in 1999.

--------------------------------------------------
CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------


(Dollars in Millions)                     Three Months Ended March 31,
                                                  1999             1998      $ Change
----------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
Operating activities                          $  2,486          $ 2,203          $  283
Investing activities                              (998)          (1,715)            717
Financing activities                            (1,357)            (407)           (950)
                                          ---------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS         $    131          $    81          $   50
                                          =============================================

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at March 31, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------
Cash Flows From Operating Activities
--------------------------------------------------

Our primary source of funds continued to be cash generated from operations. The increase in cash from operations primarily reflects improved operating income.

--------------------------------------------------
Cash Flows Used In Investing Activities
--------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. The majority of the capital expenditures was for our Domestic Telecom business, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested approximately $1,444 million in our Domestic Telecom business in the first quarter of 1999, compared to $1,483 million in the first quarter of 1998. We also invested approximately $267 million in our Wireless, Directory and Other Businesses in the first quarter of 1999, compared to $176 million during the same period last year. We expect capital expenditures in 1999 to total approximately $8.1 billion, including approximately $7.3 billion to be invested in our Domestic Telecom business. This estimate includes approximately $500 million related to the implementation of the new accounting standard on costs of computer software, SOP No. 98-1. You can find additional information on SOP No. 98-1 in Note 2 to the condensed consolidated financial statements. In 1998, capital expenditures totaled approximately $7.4 billion, including $6.4 billion in our Domestic Telecom business.

We invested $106 million in unconsolidated businesses during the first quarter of 1999 and $128 million during the first quarter of 1998. In both years, these cash investments were principally in PrimeCo to fund the build-out and operations of its PCS network.

During the first quarter of 1999, we invested $6 million in short-term investments, compared to $266 million in the first quarter of 1998. In 1998, we pre-funded a vacation pay trust for the payment of certain employee benefits. Beginning in 1999, we no longer pre-fund the vacation pay trust. Proceeds from the sales of all short-term investments were $251 million in the first quarter of 1999, compared to $249 million in the corresponding period of 1998.

In the first quarter of 1999, we received cash proceeds of $612 million in connection with the disposition of our remaining investment in Viacom.

--------------------------------------------------
Cash Flows Used In Financing Activities
--------------------------------------------------

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarter of 1999, we announced a quarterly cash dividend of $.385 per share.

In March 1999, we received cash proceeds of $380 million from a financing transaction involving cellular assets between Bell Atlantic Mobile and Crown Castle International Corporation, as described earlier under "Segmental Results of Operations-Global Wireless."

We reduced our total debt (including capital lease obligations) by $641 million from December 31, 1998 primarily through the use of cash proceeds received from the disposition of our remaining investment in Viacom. Our debt ratio was 59.7% as of March 31, 1999, compared to 61.2% as of March 31, 1998 and 61.3% as of December 31, 1998. For the remainder of 1999, we do not expect our total debt levels to change significantly from the balances at December 31, 1998, subject to any modification of our investment strategy.

As of March 31, 1999, we had in excess of $4.6 billion of unused bank lines of credit and $140 million in bank borrowings outstanding. As of March 31, 1999, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $2.8 billion of unsecured debt securities. The debt securities of those subsidiaries continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the ratings of certain of our subsidiaries under review for potential downgrade.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes may be issued from time to time by our subsidiary, Bell Atlantic Global Funding, Inc. (BAGF), and will have the benefit of a support agreement between BAGF and Bell Atlantic. There have been no notes issued under this program.

In April 1999, an operating telephone subsidiary New England Telephone and Telegraph Company issued $200 million of 5.875% notes, due on April 15, 2009. The proceeds from the issuance will be used to redeem $200 million of 7.375% notes due on October 15, 2007. We will record a loss of approximately $1 million related to this redemption in the second quarter of 1999.


--------------------------------------------------
MARKET RISK
--------------------------------------------------

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

It is our policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters, hedging the value of certain international investments, and protecting against earnings and cash flow volatility resulting from changes in foreign exchange rates. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risk associated with the exchangeable notes discussed below.

--------------------------------------------------
Exchangeable Notes
--------------------------------------------------

In 1998, we issued exchangeable notes as described in Note 6 to the condensed consolidated financial statements. These financial instruments expose us to market risk, including foreign exchange rate risk, interest rate risk and equity price risk, which could affect the fair values of the notes and our future earnings.

Market risk that could affect the fair values of the exchangeable notes includes:

 .    Equity price movements, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

 .    Foreign exchange rate movements, because the notes are exchangeable into shares that are denominated in a foreign currency. The fair value of the TCNZ exchangeable notes is affected by changes in the U.S. dollar/ New Zealand dollar exchange rate, and the fair value of the CWC exchangeable notes is affected by changes in the U.S. dollar/ British pound exchange rate.

 .    Interest rate movements, because the notes carry fixed interest rates.


Market risk that could affect our future earnings includes:

 .    Equity price and/or foreign exchange rate movements, because these movements may result in our TCNZ shares rising to a level greater than 120% of the share price at the pricing date of the offering. Similar movements may cause the price of our CWC shares to rise to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to increase the applicable exchangeable note liability by the amount of the increase in share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not to less than its amortized carrying value) and income would be increased. At March 31, 1999, the fair values of the underlying TCNZ shares or CWC shares did not exceed the recorded values of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

     Interest rate movements will not impact earnings, because the exchangeable notes carry a fixed interest rate and there is no requirement to mark-to-market the notes based on changes in interest rates.


The following sensitivity analysis measures the effect on earnings due to changes in the underlying share prices of the TCNZ and CWC stock.

 .    At March 31, 1999, the exchange price for the TCNZ shares (expressed as
     American Depositary Receipts) was $44.93 and the exchange price for the CWC shares (expressed as American Depositary Shares) was $57.61.

 .    For each $1.00 increase in value of the TCNZ shares or the CWC shares above the exchange price, our earnings would be reduced by approximately $55 million or $56 million, respectively. A subsequent decrease in value of the TCNZ shares or the CWC shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings. Our earnings are not affected so long as the TCNZ and CWC share prices remain at or below their exchange prices.

 .    Our cash flows would not be affected by mark-to-market activity relating to the exchangeable notes.

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

--------------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------
Proposed Bell Atlantic - GTE Merger
--------------------------------------------------

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and May 19, 1999 for Bell Atlantic shareholders.

We are working diligently to complete the merger by the end of 1999. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

Future operating revenues, expenses and net income of the combined company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in our discussion of our own historical results of operations and financial condition. You should refer to Note 9 to the condensed consolidated financial statements for pro forma financial information for the period ended March 31, 1999.

--------------------------------------------------
Recent Developments
--------------------------------------------------

REGULATORY

On April 13, 1999, our operating telephone subsidiary in New York made a filing with the New York State Public Service Commission (NYSPSC) demonstrating that we have satisfied the 14-point "checklist" required for long distance relief under the 1996 Act. The filing follows an extensive seven-month third party test of our operations support systems (OSS) in New York conducted by KPMG Peat Marwick under the direction of the NYSPSC. In June 1999, the NYSPSC will conduct technical conferences to complete its review of our OSS and our checklist compliance. Following completion of the New York review, we will file an application with the FCC for permission to enter the in-region long distance market in New York.

COMPETITION

IntraLATA Toll Services

IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are generally regulated by state regulatory commissions rather than federal authorities. All of our state regulatory commissions permit other carriers to offer intraLATA toll services.

Until the implementation of presubscription, intraLATA toll calls were completed by our operating telephone companies unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code.

Our operating telephone company in New York fully completed intraLATA presubscription implementation by September 1996. By December 1997, our operating telephone companies in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont and West Virginia had also implemented presubscription. We began offering intraLATA presubscription in Massachusetts in April of 1999 and we expect to offer it in Maryland and Virginia beginning in May 1999.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues in those jurisdictions where, as noted above, presubscription has been implemented before we are permitted to offer long distance services. The adverse impact on intraLATA toll services revenues is being partially offset by an increase in intraLATA access revenues.

---------------------------------------------------------
OTHER MATTERS
---------------------------------------------------------
Year "2000" Update
---------------------------------------------------------

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

 .    Network Elements

     Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. We originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. Late in 1998, through additional testing and verification, we determined that certain network elements, originally represented as having no Year 2000-related service impact, were likely to cause service issues unless remediated. As a result, we had an increase in the overall number of network elements requiring repair. Notwithstanding the additional work effort, as of March 31, 1999, we have repaired or replaced approximately 60% of the deployed network elements requiring remediation, and certification testing/evaluation is well underway. We also have made substantial progress on the remaining network elements. Although we are generally on track to achieve our June 30, 1999 goal for network elements, it is possible that the timeframe for compliance of a small number of network elements may extend into July or August, without any impact on customer service or our operations.

 .    Application and Support Systems

     Approximately 1,200 application and systems support (i) the administration and maintenance of our network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. We originally assessed approximately 48% of these application systems as either compliant or to be retired. As of March 31, 1999, we have successfully completed certification testing/evaluation of approximately 73% of all application systems. We also have made substantial progress on the remaining application systems. Although we are generally on track to achieve our June 30, 1999 goal for applications and support systems, it is possible that the timeframe for compliance of a small number of applications and support systems may extend into July or August, without any impact on customer service or our operations.

 .    Information Technology Infrastructure

     Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise our information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, we originally assessed approximately 73% as compliant or to be retired. As of March 31, 1999, we have successfully completed certification testing/evaluation of approximately 95% of all mission critical element types. We have made substantial progress on the remaining items and we are on track to achieve our June 30, 1999 goal.

--------------------------------------------------------------
Year "2000" Update - continued
--------------------------------------------------------------

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

 .    Customers

     Our customers remain keenly interested in the progress of our Year 2000 efforts, and we anticipate increased demand for information, including detailed testing data and company-specific responses. We are providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but we do not expect any resulting warranty costs to be material. We are also analyzing and addressing Year 2000 issues in customer premise equipment (CPE), including CPE that we have sold or maintained. In general, the customer is responsible for CPE. However, customers could attribute a Year 2000 malfunction of their CPE, whether or not sold or maintained by us, to a failure of our network service. We also have a separate effort to identify and address Year 2000 issues for CPE and other equipment that we maintain for Public Safety Answering Points (PSAPs) and is used in connection with the provision of E-911/911 and related services. We are presently repairing and replacing E-911/911-related CPE, as appropriate, that we maintain for various PSAPs.

 .    Interconnecting Carriers

     Our network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, our customers could experience impairment of service.

---------------------------------------------------------------
Year "2000" Update - continued
---------------------------------------------------------------

COSTS

From the inception of our Year 2000 project through March 31, 1999, and based on the cost tracking methods we have historically applied to this project, we have incurred total pre-tax expenses of approximately $138 million, and we have made capital expenditures of approximately $89 million. For 1999, we expect to incur total pre-tax expenses for our Year 2000 project of approximately $75 million to $150 million (approximately $16 million of which was incurred through March 31, 1999) and total capital expenditures of $75 million to $125 million (approximately $9 million of which was incurred through March 31, 1999). These cost estimates have been included in our earnings targets.

We have investments in various joint ventures and other interests. At this time, we do not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to our results of operations.

RISKS

The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of our normal business functions or operations, which could have a material adverse effect on our results of operations, liquidity or financial condition; however, we consider such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond our control, including, for example, the final Year 2000 readiness of our suppliers, customers, interconnecting carriers, and joint venture and investment interests, we are unable to determine at this time the likelihood of a material impact on our results of operations, liquidity or financial condition due to such Year 2000 issues. However, we are taking appropriate prudent measures to mitigate that risk. We anticipate that, in the event of any material interruptions or failures of our service resulting from actual or perceived Year 2000 problems within or beyond our control, we could be subject to third party claims.

CONTINGENCY PLANS

As a public telecommunications carrier, we have had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. As part of our efforts to develop appropriate Year 2000 contingency plans, we are reviewing our existing Emergency Preparedness and Disaster Recovery plans for any necessary modifications.

We have developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. We are also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). We have prepared an initial draft of our corporate Year 2000 contingency plan and we are continuing to refine and enhance that plan.

---------------------------------------------------------------
Recent Accounting Pronouncement
---------------------------------------------------------------

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

----------------------------------------------------------------------
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------------------

In this Management's Discussion and Analysis, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Financial Condition section under the caption "Market Risk."

------------------------------------------------------------
Part II - Other Information
------------------------------------------------------------

Item 1.  Legal Proceedings
------------------------------------------------------------

There were no proceedings reportable under this item.


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------------------------

(a)  Exhibits:

     Exhibit
     Number
     ------

       12         Ratio of Earnings to Fixed Charges.

       27         Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1999:

     A Current Report on Form 8-K, dated January 3, 1999, was filed regarding discussions with AirTouch Communications relating to a possible business combination.

     A Current Report on Form 8-K, dated January 15, 1999, was filed regarding
     (a) the end of discussions with AirTouch Communications relating to a possible business combination; and (b) selected fourth quarter and 1998 operating and financial results for Bell Atlantic Global Wireless.

     A Current Report on Form 8-K, dated January 27, 1999, was filed regarding our 1998 financial results.

Signatures
--------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BELL ATLANTIC CORPORATION

Date:  May 12, 1999                            By /s/ Doreen A. Toben
                                                  ------------------------
                                                  Doreen A. Toben
                                                  Vice President - Controller
                                                  (Principal Accounting Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 6, 1999.

                                 Exhibit Index
                                 -------------



Exhibit
Number
------

12       Ratio of Earnings to Fixed Charges

27       Financial Data Schedule