Form 10-Q
period 1999-06-30
BELL ATLANTIC CORP
filed 1999-08-11
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


                (Mark one)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---
At June 30, 1999, 1,552,728,813 shares of the registrant's Common Stock were outstanding, after deducting 23,517,512 shares held in treasury.



================================================================================

------------------------------------------------------------------------------
  Table of Contents
------------------------------------------------------------------------------

Item No.

Part I. Financial Information                                                  Page
----------------------------------------------------------------------------------------
1.  Financial Statements

    Condensed Consolidated Statements of Income
    For the three and six months ended June 30, 1999 and 1998                    2-3

    Condensed Consolidated Balance Sheets
    June 30, 1999 and December 31, 1998                                          4-5

    Condensed Consolidated Statement of Changes in Shareowners' Investment
    For the six months ended June 30, 1999                                         6

    Condensed Consolidated Statements of Cash Flows
    For the six months ended June 30, 1999 and 1998                                7

    Notes to Condensed Consolidated Financial Statements                        8-15

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                      16-33

3.  Quantitative and Qualitative Disclosures About Market Risk                    34

Part II. Other Information
----------------------------------------------------------------------------------------
4.  Submission of Matters to a Vote of Security Holders                          35

6.  Exhibits and Reports on Form 8-K                                             36

-----------------------------------
 Part I - Financial Information
-----------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------



                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)                 Three Months Ended June 30,
                                                                                    1999          1998
-------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                $8,295        $7,928

OPERATING EXPENSES
Employee costs, including benefits and taxes                                       2,051         2,116
Depreciation and amortization                                                      1,541         1,445
Other operating expenses                                                           2,556         2,414
                                                                         ------------------------------
                                                                                   6,148         5,975
                                                                         ------------------------------
OPERATING INCOME                                                                   2,147         1,953
Income (loss) from unconsolidated businesses                                          37           (26)
Other income and (expense), net                                                        4            42
Interest expense                                                                     315           363
                                                                         ------------------------------

Income before provision for income taxes and extraordinary item                    1,873         1,606
Provision for income taxes                                                           700           579
                                                                         ------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                   1,173         1,027

Extraordinary item
   Early extinguishment of debt, net of tax                                           (6)           (6)

                                                                         ------------------------------
NET INCOME                                                                        $1,167        $1,021
                                                                         ==============================

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary item                                                  $  .76        $  .66
Extraordinary item                                                                  (.01)           --
                                                                         ------------------------------
Net Income                                                                        $  .75        $  .66
                                                                         ==============================

Weighted-average shares outstanding (in millions)                                  1,553         1,553
                                                                         ==============================

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item                                                  $  .75        $  .65
Extraordinary item                                                                  (.01)           --
                                                                         ------------------------------
Net Income                                                                        $  .74        $  .65
                                                                         ==============================

Weighted-average shares - diluted (in millions)                                    1,581         1,578
                                                                         ==============================

Dividends declared per common share                                               $ .385        $ .385
                                                                         ==============================

See Notes to Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions, Except Per Share Amounts) (Unaudited)               Six Months Ended June 30,
                                                                                  1999         1998
----------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                             $16,262     $15,579

OPERATING EXPENSES
Employee costs, including benefits and taxes                                     4,069       4,420
Depreciation and amortization                                                    3,045       2,856
Other operating expenses                                                         4,923       4,638
                                                                            ------------------------
                                                                                12,037      11,914
                                                                            ------------------------

OPERATING INCOME                                                                 4,225       3,665
Income (loss) from unconsolidated businesses                                        71          (3)
Other income and (expense), net                                                     23          56
Interest expense                                                                   630         673
                                                                            ------------------------

Income before provision for income taxes and extraordinary item                  3,689       3,045
Provision for income taxes                                                       1,374       1,108
                                                                            ------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                 2,315       1,937

Extraordinary item
   Early extinguishment of debt, net of tax                                         (6)        (23)
                                                                            ------------------------

NET INCOME                                                                       2,309       1,914
Redemption of investee preferred stock                                              --          (2)
                                                                            ------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                                     $ 2,309     $ 1,912
                                                                            ========================

BASIC EARNINGS PER COMMON SHARE:
Income available to common shareowners before extraordinary item               $  1.50     $  1.24
Extraordinary item                                                                (.01)       (.01)
                                                                            ------------------------
Net Income Available to Common Shareowners                                     $  1.49     $  1.23
                                                                            ========================

Weighted-average shares outstanding (in millions)                                1,553       1,553
                                                                            ========================

DILUTED EARNINGS PER COMMON SHARE:
Income available to common shareowners before extraordinary item               $  1.47     $  1.22
Extraordinary item                                                                (.01)       (.01)
                                                                            ------------------------
Net Income Available to Common Shareowners                                     $  1.46     $  1.21
                                                                            ========================

Weighted-average shares - diluted (in millions)                                  1,582       1,578
                                                                            ========================

Dividends declared per common share                                            $   .77     $   .77
                                                                            ========================

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  Bell Atlantic Corporation and Subsidiaries


-----------------------------------
Assets
-----------------------------------

(Dollars in Millions) (Unaudited)                            June 30,   December 31,
                                                                 1999           1998
-------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                     $   232       $   237
Short-term investments                                            280           786
Accounts receivable, net of allowances of $634 and $593         6,722         6,560
Inventories                                                       584           566
Prepaid expenses                                                  658           522
Other                                                             262           411
                                                           --------------------------
                                                                8,738         9,082
                                                           --------------------------

PLANT, PROPERTY AND EQUIPMENT                                  85,943        83,064
Less accumulated depreciation                                  48,157        46,248
                                                           --------------------------
                                                               37,786        36,816
                                                           --------------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                        5,929         4,276
OTHER ASSETS                                                    5,420         4,970
                                                           --------------------------
TOTAL ASSETS                                                  $57,873       $55,144
                                                           ==========================

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  Bell Atlantic Corporation and Subsidiaries


------------------------------------------
Liabilities and Shareowners' Investment
------------------------------------------

(Dollars in Millions, Except Per Share Amounts) (Unaudited)        June 30,   December 31,
                                                                       1999           1998
---------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year                                       $ 3,558        $ 2,988
Accounts payable and accrued liabilities                              5,955          6,105
Other                                                                 1,479          1,438
                                                               ------------------------------
                                                                     10,992         10,531
                                                               ------------------------------

LONG-TERM DEBT                                                       17,381         17,646
                                                               ------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                          9,962         10,384
                                                               ------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                 3,234          2,254
Unamortized investment tax credits                                      210            222
Other                                                                   623            551
                                                               ------------------------------
                                                                      4,067          3,027
                                                               ------------------------------
MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
   REDEMPTION REQUIREMENTS                                              338            330
                                                               ------------------------------

PREFERRED STOCK OF SUBSIDIARY                                           201            201
                                                               ------------------------------
SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued)                     --             --
Common stock ($.10 par value; 1,576,246,325 shares and
   1,576,246,325 shares issued)                                         158            158
Contributed capital                                                  13,444         13,368
Reinvested earnings                                                   2,294          1,371
Accumulated other comprehensive income (loss)                           160           (714)
                                                               ------------------------------
                                                                     16,056         14,183
Less common stock in treasury, at cost                                  631            593
Less deferred compensation - employee stock ownership plans             493            565
                                                               ------------------------------
                                                                     14,932         13,025
                                                               ------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT                       $57,873        $55,144
                                                               ==============================


See Notes to Condensed Consolidated Financial Statements.

    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' INVESTMENT
                  Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions and Shares in Thousands)(Unaudited)     Six Months Ended June 30, 1999
                                                                     Shares          Amount
---------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning and end of period                            1,576,246         $   158
                                                           ----------------------------------
CONTRIBUTED CAPITAL
Balance at beginning of period                                                       13,368
Shares distributed:
   Employee plans                                                                        75
   Issuance of stock by subsidiary                                                        1
                                                                               --------------
Balance at end of period                                                             13,444
                                                                               --------------
REINVESTED EARNINGS
Balance at beginning of period                                                        1,371
Net income                                                                            2,309
Dividends declared                                                                   (1,196)
Shares distributed:
   Employee plans                                                                      (195)
Tax benefit of dividends paid to ESOPs                                                    5
                                                                               --------------
Balance at end of period                                                              2,294
                                                                               --------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                                         (714)
Foreign currency translation adjustments, net of tax                                   (150)
Unrealized gains on securities, net of tax                                            1,024
                                                                               --------------
Balance at end of period                                                                160
                                                                               --------------
TREASURY STOCK
Balance at beginning of period                                       22,887             593
Shares purchased                                                      7,096             398
Shares distributed:
   Employee plans                                                    (6,451)           (359)
   Shareowner plans                                                     (14)             (1)
                                                           ----------------------------------
Balance at end of period                                             23,518             631
                                                           ----------------------------------
DEFERRED COMPENSATION - ESOPs
Balance at beginning of period                                                          565
Amortization                                                                            (72)
                                                                               --------------
Balance at end of period                                                                493
                                                                               --------------
TOTAL SHAREOWNERS' INVESTMENT                                                       $14,932
                                                                               ==============

See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Bell Atlantic Corporation and Subsidiaries

(Dollars in Millions) (Unaudited)                                             Six Months Ended June 30,
                                                                                   1999            1998
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 2,309       $ 1,914
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 3,045         2,856
     Extraordinary item, net of tax                                                    6            23
     Loss (income) from unconsolidated businesses                                    (71)            3
     Dividends received from unconsolidated businesses                                56            88
     Amortization of unearned lease income                                           (72)          (57)
     Deferred income taxes, net                                                      469           118
     Investment tax credits                                                          (12)          (14)
     Other items, net                                                                  8           101
     Changes in certain assets and liabilities, net of effects from
       Acquisition/disposition of businesses                                      (1,042)         (159)
                                                                         --------------------------------
Net cash provided by operating activities                                          4,696         4,873
                                                                         --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                 497           300
Additions to plant, property and equipment                                        (3,640)       (3,484)
Investments in unconsolidated businesses, net                                       (825)         (414)
Proceeds from disposition of businesses                                              612             5
Other investing activities, net                                                     (151)           27
                                                                         --------------------------------
Net cash used in investing activities                                             (3,507)       (3,566)
                                                                         --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                             199         2,990
Principal repayments of borrowings and capital lease obligations                    (161)         (209)
Early extinguishment of debt                                                        (257)         (590)
Net change in short-term borrowings with original
   maturities of three months or less                                                139        (2,032)
Proceeds from financing of cellular assets                                           380            --
Dividends paid                                                                    (1,201)       (1,188)
Proceeds from sale of common stock                                                   180           375
Purchase of common stock for treasury                                               (398)         (655)
Other financing activities, net                                                      (75)          (18)
                                                                         --------------------------------
Net cash used in financing activities                                             (1,194)       (1,327)
                                                                         --------------------------------
Decrease in cash and cash equivalents                                                 (5)          (20)
Cash and cash equivalents, beginning of period                                       237           323
                                                                         --------------------------------
Cash and cash equivalents, end of period                                         $   232       $   303
                                                                         ================================


See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Bell Atlantic Corporation and Subsidiaries
                                  (Unaudited)

1.   Basis of Presentation
------------------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

We have reclassified certain amounts from the prior year's data to conform to the 1999 presentation.

2.   New Accounting Standards
------------------------------------------------------------
Costs of Computer Software
Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we now capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 was an increase in net income of approximately $115 million for the six months ended June 30, 1999.

Costs of Start-Up Activities
Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs. The adoption of SOP No. 98-5 did not have a material effect on our results of operations or financial condition because our policy has been generally to expense all start-up activities.

Derivatives and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

Under the amended pronouncement, Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2001. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

3.   Commitments and Contingencies
------------------------------------------------------------
In connection with certain state regulatory incentive plan commitments, we have deferred revenues, which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable.

We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

4.   Investments in Unconsolidated Businesses
------------------------------------------------------------
Omnitel Pronto Italia, S.p.A.
In June 1999, we made an additional investment in Omnitel Pronto Italia, S.p.A. (Omnitel) of $635 million, which increased our ownership percentage from 19.71% to 23.1%. Approximately $606 million of this additional investment represents goodwill, which is being amortized on a straight-line basis over a period of 25 years.

Telecom Corporation of New Zealand Limited
Effective May 31, 1999, we took steps to disaffiliate from Telecom Corporation of New Zealand Limited (TCNZ). As a result, we no longer have significant influence over TCNZ's operating and financial policies and, therefore, have changed the accounting for our investment in TCNZ from the equity method to the cost method. The change in the method of accounting for this investment is not expected to have a material effect on our future results of operations. We currently hold a 24.95% interest in TCNZ.

Coincident with our change to the cost method of accounting, our investment in TCNZ is now subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under these provisions, our TCNZ shares are classified as "available-for-sale" securities and, accordingly, our TCNZ investment has been adjusted from a carrying value of $363 million to its fair value of $1,909 million at June 30, 1999. This increase in the value of our investment has been recorded in Investments in Unconsolidated Businesses in our balance sheet. The unrealized holding gain of $1,005 million (net of income taxes of $541 million) has been recognized in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareowners' investment.

Cable & Wireless Communications plc
On July 27, 1999, our Board of Directors approved an agreement with Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and Cable & Wireless Communications plc (CWC) for the proposed restructuring of CWC. The completion of the restructuring is subject to a number of conditions. Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the remainder by Cable & Wireless. In exchange for our 18.6% interest in CWC, we would receive shares in the two acquiring companies, representing approximately 11.2% of NTL and approximately 4.7% of Cable & Wireless. Upon completion of the restructuring, our previously issued $3,180 million in CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable & Wireless in proportion to that received in the restructuring. Upon exchange by investors, we retain the option to settle in cash or by delivery of the Cable & Wireless and NTL shares. Upon completion of the restructuring, we expect this transaction to result in a material non-cash gain. The transaction also may cause the exchangeable notes to be marked-to-market, resulting in a charge to income. See Note 7 for additional information about the CWC exchangeable notes.

PrimeCo Personal Communications, L.P.
On August 3, 1999, we and Vodafone AirTouch Plc announced an agreement to restructure our ownership interests in PrimeCo Personal Communications, L.P. (PrimeCo), a partnership that was formed by us and Vodafone AirTouch in 1994 and provides personal communications services in major cities across the United States.

Under the terms of the agreement, we will assume ownership of PrimeCo operations in five "major trading areas" (MTAs) - Richmond, VA, New Orleans, LA and the Florida markets in Jacksonville, Tampa and Miami. Vodafone AirTouch will take over operations in five MTAs - Chicago, IL, Milwaukee, WI and the Texas markets of Dallas, San Antonio and Houston. We expect to complete the allocation of the PrimeCo markets in the fourth quarter of 1999 or in the first quarter of 2000. Under a consent decree with the Department of Justice in connection with our merger with GTE Corporation (GTE), we and GTE are required to divest of overlapping wireless properties that we and GTE own or will own in various geographic areas. The division of the PrimeCo markets is a significant step toward meeting these conditions. Upon settlement, we expect this transaction to result in a material non-cash gain. For information about our proposed merger with GTE, see Note 11.

Separately, we and Vodafone AirTouch reached an out-of-court settlement of all litigation currently pending before the United States District Court for the Northern District of California, relating to our companies' TomCom limited partnership.

5.   Grupo Iusacell, S.A. de C.V.
------------------------------------------------------------
Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company that we consolidate, and its principal shareholders entered into an agreement (the 1998 Restructuring Agreement) to restructure ownership of the company. This restructuring provides for the formation of a new holding company, Nuevo Grupo Iusacell, S.A. de C.V. (New Iusacell), with two classes of shares, one of which will trade publicly. The restructuring is intended to increase the liquidity of Iusacell's publicly traded shares and to increase the availability of debt financing to Iusacell.

In the first quarter of 1999, Iusacell borrowed $31 million from us under a $150 million subordinated convertible debt facility that expired in June 1999 (the Facility). The total amount borrowed under the Facility prior to its expiration was approximately $133 million. We immediately converted the $31 million of debt into 44 million additional Series A shares at a price of $.70 per share as contemplated by the 1998 Restructuring Agreement. Under this same agreement, we sold 22 million of those shares to the Peralta Group, the other principal shareholder of Iusacell, for $.70 per share. As a result of this debt conversion and sale of shares to the Peralta Group, our ownership of Iusacell increased to 47.2% as of June 30, 1999.

On August 4, 1999, New Iusacell concluded an exchange and rights offering to existing Iusacell shareholders as contemplated under the 1998 Restructuring Agreement. These offerings permitted shareholders to exchange current shares in Iusacell for shares in New Iusacell and to subscribe to additional shares of New Iusacell based on their current ownership. In addition, New Iusacell launched primary and secondary share offerings. We and the Peralta Group participated in the secondary offering. We expect that our ownership percentage will decrease from 47.2% to approximately 40% when the offering is completed. We will continue to retain management control of New Iusacell following the completion of these transactions and, therefore, continue to consolidate Iusacell's results.

6.   Marketable Securities
------------------------------------------------------------
We have investments in marketable securities, primarily common stocks, which are considered "available-for-sale" under SFAS No. 115. These investments have been included in our balance sheet in Investments in Unconsolidated Businesses and Short-term Investments.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareowners' investment. The fair values of our investments in marketable securities are determined based on market quotations.

The table below shows certain summarized information related to these investments.

                                                          Gross Unrealized      Gross
(Dollars in Millions)                           Cost           Gains         Unrealized   Fair Value
                                                                               Losses
--------------------------------------------------------------------------------------------------------
AT JUNE 30, 1999
Investments in unconsolidated businesses           $369          $1,579            $--        $1,948
Short-term investments                               29              --             (1)           28
                                            ------------------------------------------------------------
                                                   $398          $1,579            $(1)       $1,976
                                            ============================================================
AT DECEMBER 31, 1998
Investments in unconsolidated businesses           $  1          $    6            $--        $    7
Short-term investments                               23              --             (1)           22
                                            ------------------------------------------------------------
                                                   $ 24          $    6            $(1)       $   29
                                            ============================================================

Our investments in unconsolidated businesses increased from December 31, 1998 as a result of a change in the method of accounting for our TCNZ investment, as described in Note 4.

Certain other investments that we hold are not carried at their fair values because those values are not readily determinable. We have, however, adjusted the carrying values of these securities in situations where we believe declines in value below cost were other than temporary. The carrying values for these investments were $184 million at June 30, 1999 and $771 million at December 31, 1998. The decrease from December 31, 1998 was principally due to the disposition of our remaining investment in Viacom Inc. (Viacom) in January 1999.

7.   Debt
------------------------------------------------------------
Exchangeable Notes
Our long-term debt includes two series of exchangeable notes that were issued in 1998 by our wholly owned subsidiary, Bell Atlantic Financial Services, Inc.
(FSI). First, FSI issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003, which are exchangeable on or after September 1, 1999 at the option of the holder into shares of Telecom Corporation of New Zealand (TCNZ exchangeable notes). Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. Second, FSI issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005, which are exchangeable on or after July 1, 2002 at the option of the holder into shares of Cable & Wireless Communications plc (CWC exchangeable notes). Upon exchange by investors, we retain the option to settle in cash or by delivery of CWC shares. The CWC exchangeable notes were issued at a discount and at June 30, 1999 had a carrying value of $3,206 million. The exchange prices were established at a 20% premium to the TCNZ share price at the pricing date of the offering and at a 28% premium to the CWC share price at the pricing date of the offering.

The exchangeable notes must be marked-to-market if the fair value of the underlying TCNZ shares rises to a level greater than 120% of the share price at the pricing date of the offering, or the underlying CWC shares rises to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to increase the applicable exchangeable note liability by the amount of the increase in the share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not to less than its amortized carrying value) and income would be increased. At June 30, 1999, the fair values of the underlying TCNZ shares and CWC shares did not exceed the recorded values of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

A proposed restructuring of our investment in CWC, as discussed in Note 4, would modify the securities to be exchanged for the CWC exchangeable notes. Under this restructuring, we would receive shares of two companies acquiring the businesses of CWC in exchange for our CWC shares.

Support Agreements
The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In each of the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal and the cash value of exchange property related to the notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $242 million at June 30, 1999) should FSI fail to pay. The holders of this FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $15 billion at June 30, 1999.

Issuance and Early Extinguishment of Long-Term Debt
In April 1999, our operating telephone subsidiary New England Telephone and Telegraph Company issued $200 million of 5.875% notes due on April 15, 2009. The proceeds from the issuance were used to redeem $200 million of 7.375% notes due on October 15, 2007. We recorded an extraordinary charge of $1 million (net of an income tax benefit of $1 million) related to this redemption.

We also recorded an extraordinary charge of $5 million (net of an income tax benefit of $3 million) in the second quarter of 1999 in connection with the repurchase of $57 million in principal amount of debentures of certain of our operating telephone subsidiaries.

8.   Comprehensive Income
------------------------------------------------------------
Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive income for interim periods are presented in the following table:

(Dollars in Millions)                              Three Months Ended June 30,    Six Months Ended June 30,
                                                            1999           1998          1999           1998
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                $1,167         $1,021        $2,309         $1,914
                                                    ----------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of
tax                                                         (132)          (145)         (150)          (247)
Unrealized gains on securities, net of tax                 1,021              4         1,024             11
                                                    ----------------------------------------------------------
                                                             889           (141)         874            (236)
                                                    ----------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                $2,056          $ 880        $3,183         $1,678
                                                    ==========================================================

The increase in unrealized gains on securities is principally due to the change in accounting for our investment in TCNZ from the equity method to the cost method. As a result of this change in method of accounting, we adjusted our investment in TCNZ to its fair value at June 30, 1999 and recorded an unrealized holding gain of $1,005 million (net of income taxes of $541 million). You can find additional information on the change in method of accounting for the TCNZ investment in Note 4.

9.   Earnings Per Share
------------------------------------------------------------------
The following table is a reconciliation of the numerators and denominators used in computing earnings per share.

(Dollars and Shares in  Millions, Except Per Share    Three Months Ended June 30,    Six Months Ended June 30,
Amounts)
                                                             1999           1998          1999          1998
--------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary item                           $1,173         $1,027        $2,315         $1,937
Redemption of investee preferred stock                         --             --            --             (2)
                                                    ----------------------------------------------------------
Income available to common shareowners before
  extraordinary item*                                       1,173          1,027         2,315          1,935
Extraordinary item                                             (6)            (6)           (6)           (23)
                                                    ----------------------------------------------------------
Net income available to common shareowners*                $1,167         $1,021        $2,309         $1,912
                                                    ==========================================================
BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                         1,553          1,553         1,553          1,553
                                                    ----------------------------------------------------------
Income available to common shareowners before
  extraordinary item                                       $  .76         $  .66        $ 1.50         $ 1.24
Extraordinary item                                           (.01)            --          (.01)          (.01)
                                                    ----------------------------------------------------------
Net income available to common shareowners                 $  .75         $  .66        $ 1.49         $ 1.23
                                                    ==========================================================
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                         1,553          1,553         1,553          1,553
Effect of dilutive securities                                  28             25            29             25
                                                    ----------------------------------------------------------
Weighted-average shares - diluted                           1,581          1,578         1,582          1,578
                                                    ----------------------------------------------------------
Income available to common shareowners before
  extraordinary item                                       $  .75         $  .65        $ 1.47         $ 1.22
Extraordinary item                                           (.01)             --         (.01)          (.01)
                                                    ----------------------------------------------------------
Net income available to common shareowners                 $  .74         $  .65        $ 1.46         $ 1.21
                                                    ==========================================================

*Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Stock options to purchase approximately 1 million shares of common stock were outstanding at both June 30, 1999 and 1998 which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

10.  Segment Information
------------------------------------------------------------
We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are a Domestic Telecom group which provides domestic wireline telecommunications services; a Global Wireless group which provides domestic wireless telecommunications services and includes foreign wireless investments; a Directory group which is responsible for our domestic and international publishing businesses and electronic commerce services; and an Other Businesses group which includes our international wireline telecommunications investments, lease financing and all other businesses.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units' results, but are included in reported consolidated earnings. We generally account for intersegment sales of products and services and asset transfers at current market prices. Intersegment revenues were not material in 1999 or 1998.

Special items in the three and six month periods ended June 30, 1999 and 1998 included merger-related costs. In 1998, special items also included retirement incentive costs. Special items affected our segments as follows:

(Dollars in Millions)            Three Months Ended June 30,        Six Months Ended June 30,
                                         1999          1998             1999            1998
----------------------------------------------------------------------------------------------
DOMESTIC TELECOM
Reported net income                      $866          $754           $1,748         $1,436
Special items                              19            49               29            200
                             -----------------------------------------------------------------
Adjusted net income                      $885          $803           $1,777         $1,636
                             =================================================================
DIRECTORY
Reported net income                      $191          $177           $  353         $  330
Special items                               3            --                3             --
                             -----------------------------------------------------------------
Adjusted net income                      $194          $177           $  356         $  330
                             =================================================================
RECONCILING ITEMS
Reported net income                      $(11)         $  3           $   (8)        $    7
Special items                              --             1               --              2
                             -----------------------------------------------------------------
Adjusted net income                      $(11)         $  4           $   (8)        $    9
                             =================================================================

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)            Three Months Ended June 30,       Six Months Ended June 30,
                                         1999          1998            1999            1998
----------------------------------------------------------------------------------------------
OPERATING REVENUES
Domestic telecom                       $6,573        $6,391          $13,014        $12,659
Global wireless                         1,124           948            2,118          1,808
Directory                                 615           602            1,168          1,136
Other businesses                           31            28               66             60
                             -----------------------------------------------------------------
Total segments                          8,343         7,969           16,366         15,663
Reconciling items                         (48)          (41)            (104)           (84)
                             -----------------------------------------------------------------
Total consolidated                     $8,295        $7,928          $16,262        $15,579
                             =================================================================
NET INCOME
Domestic telecom                       $  885        $  803          $ 1,777        $ 1,636
Global wireless                            98            66              154             95
Directory                                 194           177              356            330
Other businesses                           23            21               62             46
                             -----------------------------------------------------------------
Total segments                          1,200         1,067            2,349          2,107
Reconciling items                         (11)            4               (8)             9
Special items                             (22)          (50)             (32)          (202)
                             -----------------------------------------------------------------
Total consolidated                     $1,167        $1,021          $ 2,309        $ 1,914
                             =================================================================
(Dollars in Millions)                                            At June 30,  At December 31,
                                                                        1999           1998
----------------------------------------------------------------------------------------------
SEGMENT ASSETS
Domestic Telecom                                                     $42,017        $41,217
Global wireless                                                        8,927          7,739
Directory                                                              1,707          1,741
Other businesses                                                       7,128          5,353
                                                              --------------------------------
Total segments                                                        59,779         56,050
Reconciling items                                                     (1,906)          (906)
                                                              --------------------------------
Total consolidated                                                   $57,873        $55,144
                                                              ================================

Reconciling items include undistributed corporate expenses, corporate assets and intersegment eliminations. At December 31, 1998, corporate assets were comprised primarily of our investment in Viacom. This investment was repurchased in December 1998 and January 1999. Assets for our Global Wireless segment increased primarily due to our additional investment in Omnitel and assets for our Other Businesses segment increased primarily due to the change in method of accounting for our investment in TCNZ (see Note 4).

11.  Proposed Bell Atlantic - GTE Merger
---------------------------------------------------------
Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

We are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

We have provided unaudited pro forma combined condensed financial statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with Securities and Exchange Commission and dated April 13, 1999.

In this interim report, we present unaudited combined condensed pro forma financial statements for the six-month period ended June 30, 1999. These financial statements are presented assuming that the merger will be accounted for as a pooling of interests, and include certain reclassifications to conform to the presentation that will be used by the combined company and certain pro forma adjustments that conform the companies' methods of accounting. This information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the date indicated. The information does not necessarily indicate the future operating results or financial position of the combined company. For a more complete discussion of pro forma adjustments and other financial information, you should refer to the pro forma financial information presented in the joint proxy statement and prospectus.

---------------------------------------------------
Pro Forma Combined Condensed Statement of Income
---------------------------------------------------

 (Dollars in Millions, Except Per Share Amounts) (Unaudited)     Six Months Ended June 30, 1999
---------------------------------------------------------------------------------------------------
Operating revenues                                                                      $28,429
Operating expenses                                                                       21,043
                                                              -------------------------------------
Operating income                                                                          7,386

Income from unconsolidated businesses                                                       269

Other income and (expense), net                                                             (21)

Interest expense                                                                          1,275

Provision for income taxes                                                                2,345
                                                              -------------------------------------
Income from continuing operations                                                       $ 4,014
                                                              =====================================
Basic Earnings Per Common Share
Income from continuing operations per common share                                       $ 1.47
Weighted-average shares outstanding (in millions)                                         2,738
                                                              -------------------------------------
Diluted Earnings Per Common Share
Income from continuing operations per common share                                       $ 1.45
Weighted-average shares - diluted (in millions)                                           2,774
                                                              -------------------------------------

------------------------------------------------------
Pro Forma Combined Condensed Balance Sheet
------------------------------------------------------

 (Dollars in Millions) (Unaudited)                                     At June 30, 1999
-----------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and temporary cash investments                                         $    985
   Receivables, net                                                              11,121
   Other current assets                                                           4,507
                                                               --------------------------
                                                                                 16,613
                                                               --------------------------
Plant, property and equipment, net                                               59,534

Investments in unconsolidated businesses                                          9,742

Other assets                                                                     15,512
                                                               --------------------------
Total assets                                                                   $101,401
                                                               ==========================
LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                               $  8,157
   Accounts payable and accrued liabilities                                      10,703
   Other current liabilities                                                      2,641
                                                               --------------------------
                                                                                 21,501
                                                               --------------------------
Long-term debt                                                                   31,678
                                                               --------------------------
Employee benefit obligations                                                     14,221
                                                               --------------------------
Deferred credits and other liabilities                                            9,432
                                                               --------------------------
Shareowners' investment
   Common stock (2,767,315,652 shares)                                              277
   Contributed capital                                                           20,734
   Reinvested earnings                                                            5,359
   Accumulated other comprehensive loss                                            (196)
                                                               --------------------------
                                                                                 26,174
   Less common stock in treasury, at cost                                           631
   Less deferred compensation - employee stock ownership plans                      974
                                                               --------------------------
                                                                                 24,569
                                                               --------------------------
Total liabilities and shareowners' investment                                  $101,401
                                                               ==========================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

---------------------------------------------
OVERVIEW
---------------------------------------------

Our results for the first half of 1999 reflect strong growth in data and wireless services and sustained demand for basic telecommunications services. We reported net income of $1,167 million or $.74 diluted earnings per share for the three month period ended June 30, 1999, compared to net income of $1,021 million or $.65 diluted earnings per share for the three month period ended June 30, 1998. Reported net income for the first six months of 1999 was $2,309 million or $1.46 diluted earnings per share, compared to net income of $1,914 million or $1.21 diluted earnings per share for the same period in 1998. Our reported results for the three and six month periods were affected by special items. After adjusting for such items, net income would have been $1,189 million or $.75 diluted earnings per share for the second quarter of 1999 and $1,071 million or $.68 diluted earnings per share for the second quarter of 1998. Adjusted net income for the first half of the year would have been $2,341 million or $1.48 diluted earnings per share in 1999 and $2,116 million or $1.34 diluted earnings per share in 1998. The table below summarizes reported and adjusted results of operations for each period.

(Dollars in Millions, Except Per Share Amounts)     Three Months Ended June 30,      Six Months Ended June 30,
                                                            1999          1998            1999            1998
----------------------------------------------------------------------------------------------------------------
Operating revenues                                        $8,295        $7,928         $16,262         $15,579
Operating expenses                                         6,148         5,975          12,037          11,914
                                                 ---------------------------------------------------------------
Operating income                                           2,147         1,953           4,225           3,665
REPORTED NET INCOME                                        1,167         1,021           2,309           1,914
                                                 ---------------------------------------------------------------
Special items - pre-tax
  Merger transition costs                                     35            46              52              54
  Retirement incentive costs                                  --            34              --             275
                                                 ---------------------------------------------------------------
Total special items - pre-tax                                 35            80              52             329
  Tax effect of special items                                 13            30              20             127
                                                 ---------------------------------------------------------------
Total special items - after-tax                               22            50              32             202
                                                 ---------------------------------------------------------------
ADJUSTED NET INCOME                                       $1,189        $1,071         $ 2,341         $ 2,116
                                                 ===============================================================
DILUTED EARNINGS PER SHARE - REPORTED                     $  .74        $  .65         $  1.46         $  1.21
DILUTED EARNINGS PER SHARE - ADJUSTED                     $  .75        $  .68         $  1.48         $  1.34

The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

(Dollars in Millions)                               Three Months Ended June 30,      Six Months Ended June 30,
                                                            1999          1998            1999            1998
----------------------------------------------------------------------------------------------------------------
EMPLOYEE COSTS
Retirement incentive costs                                   $--           $34            $ --            $275
Merger transition costs                                       12             3              14               5

OTHER OPERATING EXPENSES
Merger transition costs                                       23            43              38              49
                                                 ---------------------------------------------------------------
TOTAL SPECIAL ITEMS - PRE-TAX                                 35            80              52             329
Tax effect of special items                                   13            30              20             127
                                                 ---------------------------------------------------------------
TOTAL SPECIAL ITEMS - AFTER-TAX                              $22           $50             $32            $202
                                                 ===============================================================

---------------------------------------------
Retirement Incentives
---------------------------------------------

In the second quarter of 1998, we recorded retirement incentive costs of $34 million (pre-tax) as a result of 337 associate employees electing to leave the company under a voluntary retirement program. For the first six months of 1998, retirement incentive costs totaled $275 million, representing 2,068 associate employees who elected to retire under the program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The voluntary retirement program covering management employees ended in March 1997 and the program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

---------------------------------------------
Merger-related Costs
---------------------------------------------

In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $35 million in the second quarter of 1999 and $52 million in the first six months of 1999. In 1998, pre-tax transition and integration costs totaled $46 million for the second quarter and $54 million year-to-date.

Transition and integration costs represent costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs, advertising and branding costs, and costs associated with the elimination and consolidation of duplicate facilities, relocation and training. Transition and integration costs are expensed as incurred.

These merger-related costs were comprised of the following amounts in the three and six-month periods ended June 30, 1999 and 1998:

(Dollars in Millions)                        Three Months Ended June 30,        Six Months Ended June 30,
                                                     1999           1998             1999            1998
------------------------------------------------------------------------------------------------------------
TRANSITION AND INTEGRATION COSTS
Systems modifications                                 $30            $32              $46             $38
Advertising                                            --              9               --               9
Branding                                               --              5               --               7
Relocation, retraining and other                        5             --                6              --
                                           -----------------------------------------------------------------
Total Transition and Integration Costs                $35            $46              $52             $54
                                           =================================================================

---------------------------------------------
SEGMENTAL RESULTS OF OPERATIONS
---------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Global Wireless, Directory and Other Businesses. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units' results, but are included in reported consolidated earnings. We previously described these special items in the Overview section. Special items affected our Domestic Telecom and Directory segments as follows:

(Dollars in Millions)                        Three Months Ended June 30,        Six Months Ended June 30,
                                                     1999           1998             1999            1998
------------------------------------------------------------------------------------------------------------
DOMESTIC TELECOM
Reported net income                                  $866           $754           $1,748          $1,436
Special items                                          19             49               29             200
                                           -----------------------------------------------------------------
Adjusted net income                                  $885           $803           $1,777          $1,636
                                           =================================================================
DIRECTORY
Reported net income                                  $191           $177           $  353          $  330
Special items                                           3             --                3              --
                                           -----------------------------------------------------------------
Adjusted net income                                  $194           $177           $  356          $  330
                                           =================================================================
RECONCILING ITEMS
Reported net income                                  $(11)          $  3           $   (8)         $    7
Special items                                          --              1               --               2
                                           -----------------------------------------------------------------
Adjusted net income                                  $(11)          $  4           $   (8)         $    9
                                           =================================================================

------------------------------------------
Domestic Telecom
------------------------------------------

Our Domestic Telecom segment consists primarily of our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, systems integration, billing and collections, and Internet access services. Domestic Telecom represents the aggregation of our domestic wireline business units (consumer, enterprise, general business, and network services) that focus on specific markets to increase revenues and customer satisfaction.

                                          Three Months Ended                  Six Months Ended
(Dollars in Millions)                          June 30,                           June 30,
                                            1999       1998      % Change      1999       1998     % Change
------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Local services                             $3,616     $3,479        3.9%    $ 7,104     $ 6,826       4.1%
Network access services                     1,988      1,943        2.3       3,932       3,850       2.1
Long distance services                        441        474       (7.0)        915         976      (6.3)
Ancillary services                            528        495        6.7       1,063       1,007       5.6
                                        ----------------------             ----------------------
                                            6,573      6,391        2.8      13,014      12,659       2.8
                                        ----------------------             ----------------------
OPERATING EXPENSES
Employee costs                              1,789      1,858       (3.7)      3,595       3,685      (2.4)
Depreciation and amortization               1,363      1,287        5.9       2,699       2,549       5.9
Other operating expenses                    1,746      1,736         .6       3,360       3,362       (.1)
                                        ----------------------             ----------------------
                                            4,898      4,881         .3       9,654       9,596        .6
                                        ----------------------             ----------------------
OPERATING INCOME                           $1,675     $1,510       10.9     $ 3,360     $ 3,063       9.7
                                        ======================             ======================

ADJUSTED NET INCOME                        $  885     $  803       10.2     $ 1,777     $ 1,636       8.6
                                        ----------------------             ----------------------

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

Growth in local services revenues of $137 million or 3.9% in the second quarter of 1999 and $278 million or 4.1% in the first half of 1999 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 3.8% from June 30, 1998. We had 42,413,000 switched access lines in service at June 30, 1999 compared to 40,868,000 switched access lines in service at June 30, 1998 (1998 access lines have been restated from the previously disclosed amount). Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

Local services revenue growth in 1999 also reflects strong customer demand and usage of our data transport and digital services such as Frame Relay, ISDN (Integrated Services Digital Network) and SMDS (Switched Multi-megabit Data Service). Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

Revenue growth from these factors was partially offset by a decline in revenues from our pay phone services due to the increasing popularity of wireless communications. In addition, the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers reduced revenues in 1999. The second quarter of 1999 also included an accrual for a required rebate to customers in connection with a regulatory decision on reciprocal compensation in Massachusetts. You can find additional information on reciprocal compensation under "Recent Developments - Telecommunications Act of 1996 - Reciprocal Compensation."

-----------------------------------------
Domestic Telecom - continued
-----------------------------------------

Network Access Services
Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

Our network access services revenues grew $45 million or 2.3% in the second quarter of 1999 and $82 million or 2.1% in the first half of 1999, as compared to the same periods in 1998. This growth was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 4.6% from the second quarter of 1998 and 5.8% from the first half of 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of the network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth this year. Volume-related growth was largely offset by net price reductions mandated by federal and state price cap and incentive plans.

The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year under the rules of the Price Cap Plan. In July 1999, we implemented interstate price decreases of approximately $235 million on an annual basis in connection with the FCC's Price Cap Plan. The rate changes include amounts necessary to recover our operating telephone subsidiaries' contribution to the FCC's universal service fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the universal service fund. Contributions to the schools and libraries fund have been assessed based on total interstate and intrastate retail revenues. As described in the section "Recent Developments - FCC Regulation and Interstate Rates - Universal Service," the U.S. Court of Appeals recently reversed the decision to include intrastate revenues in the calculation of contributions to the schools and libraries fund. The court also reversed the decision to require local telephone companies to recover their universal service contributions through access charges rather than charges to their end-user customers. Our rates are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. The July 1999 rate changes include an annual increase of approximately $78 million in the required contributions to this fund. These rates will be in effect through June 2000. Interstate price decreases were $175 million on an annual basis for the period July 1998 through June 1999. Changes in required contributions to the universal service fund increased these rates by approximately $12 million annually in October 1998. These rates were reduced by approximately $18 million annually in January 1999 and by approximately $4 million annually in April 1999 to reflect, among other things, lower required contributions to the fund. These rates were in effect through June 1999.

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

Long Distance Services
Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within the same service area of our operating telephone subsidiaries (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services originating outside of our region.

The decline in long distance services revenues of $33 million or 7.0% in the second quarter of 1999 and $61 million or 6.3% year-to-date was principally caused by the competitive effects of the introduction of presubscription for intraLATA toll services. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. In the second quarter of 1999, three states in our region (Massachusetts, Virginia and Maryland) began offering presubscription. As a result, presubscription is now being offered in all of our states throughout the region. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenues generated from higher calling volumes.

You can find additional information on presubscription under "Recent Developments - Competition - IntraLATA Toll Services."

-----------------------------------------
Domestic Telecom - continued
-----------------------------------------

Ancillary Services
Our ancillary services include billing and collections for long distance carriers, collocation for competitive local exchange carriers, systems integration, voice messaging, Internet access, customer premises equipment and wiring and maintenance services.

In 1999, we recognized higher ancillary services revenues of $33 million or 6.7% in the second quarter and $56 million or 5.6% year-to-date over the corresponding periods last year. Revenue growth in both periods was principally due to higher demand for such services as systems integration, billing and collections, voice messaging, and customer premises equipment and wiring and maintenance. We also received higher payments in 1999 from competitive local exchange carriers for interconnection of their network with our network.

OPERATING EXPENSES
Employee Costs
Employee costs, which consist of salaries, wages and other employee compensation, employee benefits and payroll taxes, declined by $69 million or 3.7% in the second quarter of 1999 and by $90 million or 2.4% in the first six months of 1999, as compared to the same periods in 1998. These expense reductions were attributable to lower pension and benefit costs, lower average work force levels and a reduction in associate overtime pay for repair and maintenance activity. Salary and wage increases for management and associate employees partially offset these cost reductions.

The decline in pension and benefit costs in 1999 was due to a number of factors, principally lower pension costs as a result of favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were partially offset by increased health care costs caused by inflation and benefit plan improvements provided for under new contracts with associate employees.

Depreciation and Amortization
Depreciation and amortization expense increased $76 million or 5.9% in the second quarter of 1999 and $150 million or 5.9% in the first six months of 1999, principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation expense in 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. For additional information on SOP No. 98-1, see Note 2 to the condensed consolidated financial statements. These factors were partially offset in both periods by the effect of lower rates of depreciation.

Other Operating Expenses
Other operating expenses increased $10 million or 0.6% in the second quarter of 1999 and declined $2 million or 0.1% in the first six months of 1999.

The change in other operating expenses in both the 1999 periods was principally caused by the effect of SOP No. 98-1 and by lower spending at our operating telephone subsidiaries for such expenditures as local number portability and rents. These expense reductions were offset in both periods by higher costs associated with entering new businesses such as long distance and data services, higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation), and higher Year 2000 readiness costs.

For additional information on reciprocal compensation refer to "Recent Developments - Telecommunications Act of 1996 - Reciprocal Compensation."

-------------------------------------------
Global Wireless
-------------------------------------------

Our Global Wireless segment provides wireless telecommunications services to customers in 24 states in the United States and includes foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.



                                       Three Months Ended                   Six Months Ended
(Dollars in Millions)                       June 30,                            June 30,
                                           1999      1998     % Change          1999       1998   % Change
-----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Wireless services                        $1,124      $948         18.6%       $2,118     $1,808       17.1%
                                       --------------------                 ---------------------

OPERATING EXPENSES
Employee costs                              144       138          4.3           282        261        8.0
Depreciation and amortization               166       144         15.3           324        281       15.3
Other operating expenses                    603       476         26.7         1,150        900       27.8
                                       --------------------                 ---------------------
                                            913       758         20.4         1,756      1,442       21.8
                                       --------------------                 ---------------------
OPERATING INCOME                           $211      $190         11.1          $362      $ 366       (1.1)
                                       ====================                 =====================
INCOME (LOSS) FROM UNCONSOLIDATED
  BUSINESSES                               $ 14      $(13)          --          $  9       $(67)        --
                                       --------------------                 ---------------------
NET INCOME                                 $ 98       $66         48.5          $154       $ 95       62.1
                                       --------------------                 ---------------------

OPERATING REVENUES
Revenues earned from our consolidated wireless businesses grew by $176 million or 18.6% in the second quarter of 1999 and $310 million or 17.1% in the first six months of 1999, as compared to the same periods in 1998. This revenue growth was largely attributable to our domestic cellular subsidiary, Bell Atlantic Mobile, which contributed $157 million to revenue growth in the second quarter and $279 million in the first six months. This growth was driven by customer additions and increased usage of our domestic wireless services. Our Digital Choice Single Rate(SM) pricing plans fueled much of this growth. Our domestic cellular customer base grew 15.8% in the first six months of 1999, as compared to the same period in last year. Total revenue per subscriber for our domestic cellular operations increased 1.6% for the second quarter of 1999 and 0.5% for the first six months of 1999, compared to the corresponding periods in 1998. Revenues from Grupo Iusacell, S.A. de C.V. (Iusacell), our Mexican wireless investment, grew $26 million for the second quarter of 1999 and $42 million for the first six months of the year, principally as a result of subscriber growth and higher rates charged for services.

Revenue growth from our domestic and international cellular businesses was partially offset by the effect of the December 1998 sale of our paging business.

OPERATING EXPENSES
Employee Costs
Employee costs increased by $6 million or 4.3% for the second quarter of 1999 and $21 million or 8.0% for the first six months of 1999, principally as a result of higher work force levels at Bell Atlantic Mobile. Employee costs at Iusacell were slightly higher in both the 1999 periods, principally due to increased benefit payments.

Depreciation and Amortization
Depreciation and amortization expense increased by $22 million or 15.3% for the second quarter of 1999 and $43 million or 15.3% for the first six months of 1999. This increase was mainly attributable to growth in depreciable cellular plant at both Bell Atlantic Mobile and Iusacell. Capital expenditures for our cellular network have increased in 1999 to support increased demand in all markets.

Other Operating Expenses
For the second quarter of 1999, other operating expenses increased by $127 million or 26.7% and $250 million or 27.8% for the first six months of 1999, principally as a result of increased service costs at Bell Atlantic Mobile due to the growth in the subscriber base, including additional costs of equipment, higher roaming payments to wireless carriers, and higher sales commissions. Higher service costs at Iusacell also contributed to expense growth for both periods of 1999, but to a lesser extent. These factors were partially offset by the effect of the December 1998 sale of our paging business.

-------------------------------------------------
Global Wireless - continued
-------------------------------------------------

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES
The changes in equity income (loss) from unconsolidated businesses for the three and six month periods ended June 30, 1999 were principally due to improved results from our investments in Omnitel Pronto Italia S.p.A. (Omnitel), a wireless investment in Italy, and PrimeCo Personal Communications, L.P. (PrimeCo), a personal communications services (PCS) joint venture in the United States. Both Omnitel's and PrimeCo's operating results were fueled by strong subscriber growth. PrimeCo's results for the first half of 1999 also included a gain on the sale of operations in Hawaii.

In March 1999, Bell Atlantic Mobile formed a joint venture with Crown Castle International Corporation for the primary purpose of financing its investment in cellular towers. Bell Atlantic Mobile, together with certain partnerships in which it is the managing partner (the managed entities), contributed to the joint venture approximately 1,460 cellular towers in exchange for approximately $380 million in cash and an equity interest of approximately 37.7% in the joint venture. Bell Atlantic Mobile and the managed entities have leased back a portion of the towers, and the joint venture will lease the remaining space to third parties. The joint venture also plans to build new towers.


-------------------------------------------------
Directory
-------------------------------------------------

Our Directory segment consists of our domestic and international publishing businesses, including print directories and Internet-based shopping guides as well as website creation and hosting and other electronic commerce services. This segment has operations principally in the United States and Central Europe.


                                    Three Months Ended                 Six Months Ended
 (Dollars in Millions)                   June 30,                          June 30,
                                       1999       1998   % Change       1999       1998   % Change
-----------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED
  BASIS

OPERATING REVENUES
Directory services                     $615       $602       2.2%     $1,168     $1,136       2.8%
                                     -------------------            ---------------------

OPERATING EXPENSES
Employee costs                           79         82      (3.7)        159        169      (5.9)
Depreciation and amortization            10          9      11.1          19         17      11.8
Other operating expenses                192        203      (5.4)        382        384       (.5)
                                     -------------------            ---------------------
                                        281        294      (4.4)        560        570      (1.8)
                                     -------------------            ---------------------
OPERATING INCOME                       $334       $308       8.4        $608       $566       7.4
                                     ===================            =====================
ADJUSTED NET INCOME                    $194       $177       9.6        $356       $330       7.9

OPERATING REVENUES
Operating revenues from our Directory segment improved by $13 million or 2.2% in the second quarter of 1999 and $32 million or 2.8% in the first six months of 1999 as compared to the same periods in 1998. This revenue growth was principally due to increased prices for certain directory services. Higher business volumes including revenue from new Internet-based shopping directory and electronic commerce services also contributed to revenue growth in the both periods of 1999, but to a lesser extent.

OPERATING EXPENSES
Second quarter 1999 total operating expenses declined $13 million or 4.4% and six month 1999 total operating expenses declined $10 million or 1.8% from the corresponding periods in 1998. These decreases were largely attributable to a reduction in other operating expenses due to lower spending for software and other costs of services. Lower work force levels also contributed to the decline in operating costs in 1999. These expense reductions were slightly offset by higher depreciation and amortization expense due to growth in depreciable plant.

-----------------------------------------
Other Businesses
-----------------------------------------

Our Other Businesses segment includes international wireline telecommunications investments in Europe and the Pacific Rim, lease financing and all other businesses.


                                 Three Months Ended                      Six Months Ended
(Dollars in Millions)                 June 30,                               June 30,
                                    1999         1998    % Change         1999          1998     % Change
-----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Other services                       $31         $  28        10.7%        $66           $60         10.0%
                                   --------------------                  ---------------------
OPERATING EXPENSES
Employee costs                         3             3         --            6             8        (25.0)
Depreciation and amortization          3             1         --            3             2         50.0
Other operating expenses              23            29       (20.7)         47            58        (19.0)
                                   --------------------                  ---------------------
                                      29            33       (12.1)         56            68        (17.6)
                                   --------------------                  ---------------------
OPERATING INCOME (LOSS)              $ 2         $  (5)        --          $10           $(8)         --
                                   ====================                  =====================
INCOME (LOSS) FROM
  UNCONSOLIDATED BUSINESSES          $16         $  (8)        --          $43           $27         59.3
NET INCOME                           $23         $  21         9.5         $62           $46         34.8

OPERATING RESULTS
Operating income results from our Other Businesses increased $7 million in the second quarter of 1999 and $18 million in the first six months of 1999 over the same periods in 1998. This change was largely due to improved operating revenue growth and lower operating expenses at our lease financing businesses.

Income from unconsolidated businesses increased by $24 million in the second quarter of 1999 and $16 million in the first six months of 1999 over the same periods in 1998, primarily as a result of higher equity income from our investment in FLAG Ltd., which owns and operates an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. This increase was partially offset by higher equity losses from our investment in Cable & Wireless Communications plc, an international cable television and telecommunications operation in the United Kingdom.

Effective May 31, 1999, we took steps to disaffiliate from Telecom Corporation of New Zealand Limited (TCNZ). As a result, we no longer have significant influence over TCNZ's operating and financial policies and, therefore, have changed the accounting for our investment in TCNZ from the equity method to the cost method. The change in the method of accounting for this investment is not expected to have a material effect on our future results of operations. We currently hold a 24.95% interest in TCNZ.

Coincident with our change to the cost method of accounting, our investment in TCNZ is now subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under these provisions, our TCNZ shares are classified as "available-for-sale" securities and, accordingly, our TCNZ investment has been adjusted from a carrying value of $363 million to its fair value of $1,909 million at June 30, 1999. This increase in the value of our investment has been recorded in Investments in Unconsolidated Businesses in our balance sheet. The unrealized holding gain of $1,005 million (net of income taxes of $541 million) has been recognized in Accumulated Other Comprehensive Income(Loss) in our statement of changes in shareowners' investment.

----------------------------------------
NONOPERATING ITEMS
----------------------------------------


                                              Three Months Ended                Six Months Ended
(Dollars in Millions)                              June 30,                         June 30,
                                                 1999        1998  % Change       1999       1998   % Change
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest expense from continuing operations      $ 315      $ 317      (.6)%     $ 630     $ 627         .5%
Capitalized interest costs                          18         23    (21.7)         39        43       (9.3)
                                               --------------------            -------------------
Total interest costs on debt balances              333        340     (2.1)        669       670        (.1)

Settlement of tax-related matters                   --         46       --          --        46         --
                                               --------------------            -------------------
Total interest costs                             $ 333      $ 386    (13.7)      $ 669     $ 716       (6.6)
                                               ====================            ===================
Average debt outstanding                       $20,240    $19,934      1.5     $20,193   $19,962        1.2
Effective interest rate                           6.6%       6.8%                 6.6%      6.7%

The decline in interest costs in the three and six months ended June 30, 1999, as compared to the same periods in 1998, was principally attributable to added interest costs in 1998 related to the settlement of tax-related matters. The effect of several refinancings to lower rates of interest, retirements of long-term debt by our operating telephone subsidiaries and an overall decrease in our effective interest rate also reduced interest costs in 1999. These decreases were partially offset by higher average debt outstanding and a reduction in capitalized interest costs.


                                              Three Months Ended                Six Months Ended
(Dollars in Millions)                              June 30,                         June 30,
                                                  1999       1998  % Change       1999      1998    % Change
-------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSE), NET
Minority interest                                $(27)       $(31)    12.9%       $(49)     $(61)      19.7%
Foreign currency gains, net                         4          14    (71.4)         22        15       46.7
Interest income                                     8          38    (78.9)         20        64      (68.8)
Gains on disposition of assets/business, net        8          14    (42.9)          9        26      (65.4)
Other, net                                         11           7     57.1          21        12       75.0
                                                -------------------             ------------------
Total                                            $  4        $ 42    (90.5)       $ 23      $ 56      (58.9)
                                                ===================             ==================

The change in other income and expense in the three and six months ended June 30, 1999, as compared to the same periods in 1998, was due to changes in several components as shown in the table above. First, foreign exchange gains were affected in 1999 as a result of the discontinuation of highly inflationary accounting for our Iusacell subsidiary, effective January 1, 1999. As a result of this change, Iusacell now uses the Mexican peso as its functional currency and we expect that our earnings will continue to be affected by any foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

The change in minority interest was mainly due to the repurchase of an outside party's interest in one of our fully consolidated subsidiaries in connection with the sale of our investment in Viacom Inc. (Viacom). As a result of this transaction, we no longer record a minority interest expense related to the outside party's share of the subsidiary's earnings.

Finally, in 1998, we recorded additional interest income in connection with the settlement of tax-related matters and we recorded gains on the sales of a leveraged lease and real estate.

                                  Three Months Ended        Six Months Ended
(Dollars in Millions)                  June 30,                 June 30,
                                     1999         1998       1999          1998
--------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATES           37.4%        36.1%      37.2%         36.4%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rates for the three and six month periods ended June 30, 1999 were higher than the corresponding periods in 1998 principally as a result of lower tax credits in 1999, as well as adjustments to deferred income taxes at certain subsidiaries in 1998.

----------------------------------------------
CONSOLIDATED FINANCIAL CONDITION
----------------------------------------------

                                              Six Months Ended
(Dollars in Millions)                             June 30,
                                                1999       1998       $ Change
--------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
Operating activities                         $ 4,696    $ 4,873        $(177)
Investing activities                          (3,507)    (3,566)          59
Financing activities                          (1,194)    (1,327)         133
                                           -------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS        $    (5)   $   (20)       $  15
                                           =====================================

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at June 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.


----------------------------------------------
Cash Flows From Operating Activities
----------------------------------------------

Our primary source of funds continued to be cash generated from operations. The change in cash from operations primarily reflects an increase in working capital requirements, partially offset by improved operating income.


----------------------------------------------
Cash Flows Used In Investing Activities
----------------------------------------------

Capital expenditures continued to be our primary use of capital resources. The majority of the capital expenditures was for our Domestic Telecom business, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested approximately $3,074 million in our Domestic Telecom business in the first half of 1999, compared to $3,081 million in the first half of 1998. We also invested approximately $566 million in our Wireless, Directory and Other Businesses in the first half of 1999, compared to $403 million during the same period last year. We expect capital expenditures in 1999 to be in the range of $8.3 billion to $8.5 billion, including $7.4 billion to $7.5 billion in our Domestic Telecom business. This estimate includes approximately $500 million related to the implementation of the new accounting standard on costs of computer software, SOP No. 98-1. You can find additional information on SOP No. 98-1 in Note 2 to the condensed consolidated financial statements. In 1998, capital expenditures totaled approximately $7.4 billion, including $6.4 billion in our Domestic Telecom business.

We invested $825 million in unconsolidated businesses during the first six months of 1999 and $414 million during the same period in 1998. In June 1999, we invested $635 million in our Omnitel investment, increasing our ownership percentage from 19.71% to 23.1%, and in April 1998, we invested $162 million in Omnitel to increase our ownership interest from 17.45% to 19.71%. We also invested $177 million in the first half of 1999 and $194 million in the first half of 1998 in PrimeCo to fund the build-out and operations of its PCS network.

During the first half of 1999, we invested $6 million in short-term investments, compared to $266 million in the first half of 1998. In 1998, we pre-funded a vacation pay trust for the payment of certain employee benefits. Beginning in 1999, we no longer pre-fund the vacation pay trust. Proceeds from the sales of all short-term investments were $503 million in the first six months of 1999, compared to $566 million in the corresponding period of 1998.

In the first half of 1999, we received cash proceeds of $612 million in connection with the disposition of our remaining investment in Viacom.

----------------------------------------------
Cash Flows Used In Financing Activities
----------------------------------------------

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In each of the first and second quarters of 1999, we announced a quarterly cash dividend of $.385 per share.

In March 1999, we received cash proceeds of $380 million from a financing transaction involving cellular assets between Bell Atlantic Mobile and Crown Castle International Corporation, as described earlier under "Segmental Results of Operations-Global Wireless."

We increased our total debt (including capital lease obligations) by $305 million from December 31, 1998, primarily to fund our capital program including investments in Omnitel and PrimeCo partially offset by the use of cash proceeds received from the disposition of our remaining investment in Viacom and from financing of cellular assets. Our debt ratio was 58.4% as of June 30, 1999, compared to 60.1% as of June 30, 1998 and 61.3% as of December 31, 1998. The debt ratio at June 30, 1999 reflects the effect of recording an unrealized holding gain of $1,005 million related to our TCNZ investment, as described earlier under "Segmental Results of Operations-Other Businesses." By the end of 1999, we expect our total debt level to increase by approximately $1.5 billion from the balance at December 31, 1998, subject to any modification of our investment strategy. This expected increase would be driven mainly by our additional investment in Omnitel and the purchase of cellular properties.

As of June 30, 1999, we had in excess of $4.3 billion of unused bank lines of credit and $297 million in bank borrowings outstanding. As of June 30, 1999, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $2.9 billion of unsecured debt securities. The debt securities of those subsidiaries continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the ratings of certain of our subsidiaries under review for potential downgrade.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes may be issued from time to time by our subsidiary, Bell Atlantic Global Funding, Inc. (BAGF), and will have the benefit of a support agreement between BAGF and Bell Atlantic. There have been no notes issued under this program.

In April 1999, our operating telephone subsidiary New England Telephone and Telegraph Company issued $200 million of 5.875% notes due on April 15, 2009. The proceeds from the issuance were used to redeem $200 million of 7.375% notes due on October 15, 2007. We recorded an extraordinary charge of $1 million (net of an income tax benefit of $1 million) related to this redemption. We also recorded an extraordinary charge of $5 million (net of an income tax benefit of $3 million) in the second quarter of 1999 in connection with the repurchase of $57 million in principal amount of debentures of our certain of operating telephone subsidiaries.


----------------------------------------------
MARKET RISK
----------------------------------------------

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

----------------------------------------------
Exchangeable Notes
----------------------------------------------

In 1998, we issued exchangeable notes as described in Note 7 to the condensed consolidated financial statements. These financial instruments expose us to market risk, including foreign exchange rate risk, interest rate risk and equity price risk, which could affect the fair values of the notes and our future earnings.

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

Market risk that could affect our future earnings includes:

 .    Equity price and/or foreign exchange rate movements, because these movements may result in our TCNZ shares rising to a level greater than 120% of the share price at the pricing date of the offering. Similar movements may cause the price of our CWC shares to rise to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to increase the applicable exchangeable note liability by the amount of the increase in share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not to less than its amortized carrying value) and income would be increased. At June 30, 1999, the fair values of the underlying TCNZ shares or CWC shares did not exceed the recorded values of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

     Interest rate movements will not impact earnings, because the exchangeable notes carry a fixed interest rate and there is no requirement to mark-to-market the notes based on changes in interest rates.

The following sensitivity analysis measures the effect on earnings due to changes in the underlying share prices of the TCNZ and CWC stock.

 .    At June 30, 1999, the exchange price for the TCNZ shares (expressed as
     American Depositary Receipts) was $44.93 and the exchange price for the CWC shares (expressed as American Depositary Shares) was $57.75.

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

A proposed restructuring of our investment in CWC, as discussed in Note 4 to the condensed consolidated financial statements, would modify the securities to be exchanged for the CWC exchangeable notes. Under this restructuring, we would receive shares of two companies acquiring the businesses of CWC in exchange for our CWC shares.

----------------------------------------------
Equity Price Risk
----------------------------------------------

We also have equity price risk associated with our investments, primarily in common stock, that are carried at their fair value. These investments are subject to changes in the market prices of the securities that they hold.

Investments recorded at their fair value totaled $1,976 million at June 30, 1999 and $29 million at December 31, 1998. The increase from December 31, 1998 was due to a mark-to-market adjustment of $1,546 million associated with a change in accounting for our TCNZ investment from the equity method to the cost method.
Note 4 of our condensed consolidated financial statements provides additional information on our TCNZ investment.

A sensitivity analysis of our investments recorded at their fair value indicated that a 10% increase or decrease in the fair value of these securities would result in a $198 million increase or decrease in the fair value of the investments. A change in fair value, net of income taxes, would be recognized in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareowners' investment.

----------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------
Proposed Bell Atlantic - GTE Merger
----------------------------------------------

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. In May 1999, shareholders of both companies approved the merger.

We are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

Future operating revenues, expenses and net income of the combined company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in our discussion of our own historical results of operations and financial condition. You should refer to Note 11 to the condensed consolidated financial statements for pro forma financial information for the six month period ended June 30, 1999.

----------------------------------------------
Recent Developments
----------------------------------------------

FCC REGULATION AND INTERSTATE RATES
Price Caps
In May 1999, the U.S. Court of Appeals reversed the FCC's establishment of a 6.5% productivity factor in calculating the annual price cap index applied to our interstate access rates. The court directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The court granted the FCC a stay of its order, however, until April 1, 2000. As a result, our annual price cap filing effective July 1, 1999 includes the effects of the FCC's 6.5% productivity factor (see Domestic Telecom - Operating Revenues - Network Access Services).

Universal Service
On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. While the court generally upheld the FCC's rules creating a fund to support service to schools and libraries, it reversed that portion of the rules that included intrastate revenues as part of the basis for assessing contributions to that fund. The court also reversed the portion of the FCC's order that required local telephone companies to recover their universal service contributions generally through increases in their interstate access revenues, rather than through charges directly to their end-user customers.

----------------------------------------------
Recent Developments - continued
----------------------------------------------

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance
In April 1999, our operating telephone subsidiary in New York made a filing with the New York State Public Service Commission (NYSPSC) demonstrating that we have satisfied the 14-point "checklist" required under the Telecommunications Act of 1996 (1996 Act) for entry into the in-region long distance market. The filing followed an extensive seven-month third party test of our operations support systems (OSS) in New York conducted by KPMG Peat Marwick under the direction of the NYSPSC. In June and July 1999, the NYSPSC conducted technical conferences to complete its review of our OSS and our compliance with the other items of the checklist. Following oral argument before the Chairman of the NYSPSC, we expect to file an application with the FCC for permission to enter the in-region long distance market in New York.

Reciprocal Compensation
State regulatory decisions have required us to pay "reciprocal compensation" under the 1996 Act for the increasing volume of one-way traffic from our customers to customers of other carriers, primarily calls to Internet service providers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The FCC tentatively concluded that future compensation arrangements for calls to Internet service providers should be negotiated by carriers and arbitrated, if necessary, before the state commissions under the terms of the 1996 Act. The FCC has initiated a proceeding to consider, alternatively, the adoption of federal rules to govern future inter-carrier compensation arrangements for this traffic. We have asked the U.S. Court of Appeals to review the FCC's decision that state commissions may require payment of reciprocal compensation for this traffic.

We are also seeking review of prior state regulatory commission decisions. The Massachusetts Department of Telecommunications and Energy has modified its earlier decision, resulting in a reduction of our reciprocal compensation obligation. The New Jersey Board of Public Utilities has recently issued a favorable decision on reciprocal compensation for Internet-bound traffic. The NYSPSC also is expected to issue a favorable decision shortly. Commissions in Delaware, Maryland, Pennsylvania, Rhode Island and Virginia have issued decisions requiring us to continue to pay reciprocal compensation on Internet-bound traffic. We currently estimate that our reciprocal compensation payment obligations will be approximately $350 million to $400 million in 1999.

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

Our operating telephone company in New York completed intraLATA presubscription implementation in 1996. During 1997, our operating telephone companies in Delaware, Maine, New Hampshire, New Jersey, Pennsylvania, Rhode Island, Vermont and West Virginia implemented presubscription. We began offering intraLATA presubscription in Massachusetts in April 1999, in Maryland and Virginia in May 1999 and in the District of Columbia in July 1999.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues, which is being partially offset by an increase in intraLATA access revenues (see Domestic Telecom Operating Revenues - Long Distance Services).

----------------------------------------------
OTHER MATTERS
----------------------------------------------
Year "2000" Update
----------------------------------------------

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

STATE OF READINESS
For our operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Our goal for these operations was to have our network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and we have substantially met this goal. What follows is a more detailed breakdown of our efforts to date.

 .    Network Elements
     Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. We originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of July 31, 1999, we have completed the repair/replacement for approximately 99% of deployed network elements requiring remediation. Our plan is to remediate/replace or where applicable retire, the remaining elements prior to August 31, 1999, with the following exceptions: two element types which are planned for remediation/replacement in September, and a single switch in New York which, under an agreement with the New York Public Service Commission, is scheduled to be retired later this year.

 .    Application and Support Systems
     Approximately 1,200 application and systems support (i) the administration and maintenance of our network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. We originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of July 31, 1999, we have successfully completed repair/replacement of more than 99% of all mission critical application and support systems. The remaining systems are scheduled for remediation/replacement or retirement prior to August 31, 1999, with the exception of certain accounting subsystems scheduled for replacement in October 1999.

 .    Information Technology Infrastructure
     Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise our information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, we originally assessed approximately 73% as compliant or to be retired. As of July 31, 1999, we have successfully completed remediation/replacement of all mission critical elements.

Our project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by the operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and our effort to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries are virtually complete, with only a small number of such systems still requiring attention. Work on these few miscellaneous systems is expected to be completed by the end of September. Remediation/replacement or retirement of non-mission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non-mission critical systems, are likely to continue throughout the balance of 1999.

-------------------------------------------------------------------------------
Year "2000" Update - continued
-------------------------------------------------------------------------------

For our other controlled or majority-owned subsidiaries, including Bell Atlantic Mobile and our directory companies, the inventory, assessment and remediation/replacement efforts for mission critical systems is substantially complete, and testing activities continue. Our Iusacell subsidiary expects that required modification, replacement and retirement of substantially all of its mission critical systems will be completed by September 30, 1999, with testing continuing throughout 1999.

THIRD PARTY ISSUES
 .    Vendors
     In general, our product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance "status" of a given product is typically determined using multiple sources of information, including our own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by us or contractors specializing in this type of review. We are also continuing Year 2000-related discussions with utilities and similar services providers. Although we have received assurances and other information suggesting that substantially all of our primary services providers have completed or are well along in their respective Year 2000 projects, we do not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. We have also participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum, an industry group comprised of leading local telecommunications services companies. We intend to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

 .    Customers
     Our customers remain keenly interested in the progress of our Year 2000 efforts, and we anticipate increased demand for information, including detailed testing data and company-specific responses. We are providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but we do not expect any resulting warranty costs to be material. We are also analyzing and addressing Year 2000 issues in customer premise equipment (CPE), including CPE that we have sold or maintained. In general, the customer is responsible for CPE. However, customers could attribute a Year 2000 malfunction of their CPE, whether or not sold or maintained by us, to a failure of our network service. While network issues regarding E-911/911 are included in the telephone operating subsidiaries State of Readiness discussion, we also have a separate effort to identify and address Year 2000 issues for CPE and other equipment that we maintain for Public Safety Answering Points (PSAPs) and is used in connection with the provision of E-911/911 and related services. Our project to repair and replace E-911/911-related CPE that we maintain for various PSAPs, to provide Year 2000 compliance of that CPE, is virtually complete.

 .    Interconnecting Carriers
     Our network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, our customers could experience impairment of service. We have participated in various internetworking testing efforts, as a member of the Association for Telecommunications Industry Solutions (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union (ITU). We intend to monitor the activities of the primary interconnecting carriers through the completion of their respective remediation projects.

----------------------------------------------
Year "2000" Update - continued
----------------------------------------------

COSTS
From the inception of our Year 2000 project through June 30, 1999, and based on the cost tracking methods we have historically applied to this project, we have incurred total pre-tax expenses of approximately $180 million, and we have made capital expenditures of approximately $116 million. For 1999, we expect to incur total pre-tax expenses for our Year 2000 project of approximately $75 million to $150 million (approximately $58 million of which was incurred through June 30, 1999) and total capital expenditures of $75 million to $125 million (approximately $36 million of which was incurred through June 30, 1999). We anticipate that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates have been included in our earnings targets, but should not be used as the sole gauge of progress on our Year 2000 project or as an indication of Year 2000 readiness.

We have investments in various joint ventures and other interests. At this time, we do not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to our results of operations.

RISKS
The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of our normal business functions or operations, which could have a material adverse effect on our results of operations, liquidity or financial condition; however, we consider such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond our control, including, for example, the final Year 2000 readiness of our suppliers, customers, interconnecting carriers, and joint venture and investment interests, we are unable to determine at this time the likelihood of a material impact on our results of operations, liquidity or financial condition due to such Year 2000 issues. However, we are taking appropriate prudent measures to mitigate that risk. We anticipate that, in the event of material interruption or failure of our service resulting from an actual or perceived Year 2000 problem within or beyond our control, we could be subject to third party claims.

CONTINGENCY PLANS
As a public telecommunications carrier, we have had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. Our Year 2000 contingency plans are built upon our existing Emergency Preparedness and Disaster Recovery plans.

We will continue to fine-tune and test our corporate Year 2000 contingency plans to help ensure that core business functions and key support processes will continue to function without material disruption, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Individual business unit contingency plans for Year 2000 are being integrated and coordinated under an enterprise wide command and control structure.


----------------------------------------------
Recent Accounting Pronouncement
----------------------------------------------

Derivatives and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

Under the amended pronouncement, Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2001. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

---------------------------------------------------------------
Subsequent Events
---------------------------------------------------------------

Cable & Wireless Communications plc
On July 27, 1999, our Board of Directors approved an agreement with Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and Cable & Wireless Communications plc (CWC) for the proposed restructuring of CWC. The completion of the restructuring is subject to a number of conditions. Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the remainder by Cable & Wireless. In exchange for our 18.6% interest in CWC, we would receive shares in the two acquiring companies, representing approximately 11.2% of NTL and approximately 4.7% of Cable & Wireless. Upon completion of the restructuring, our previously issued $3,180 million in CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable & Wireless in proportion to that received in the restructuring. Upon exchange by investors, we retain the option to settle in cash or by delivery of the Cable & Wireless and NTL shares. Upon completion of the restructuring, we expect this transaction to result in a material non-cash gain. The transaction also may cause the exchangeable notes to be marked-to-market, resulting in a charge to income.

PrimeCo Personal Communications, L.P.
On August 3, 1999, we and Vodafone AirTouch Plc announced an agreement to restructure our ownership interests in PrimeCo, a partnership that was formed by us and Vodafone AirTouch in 1994 and provides personal communications services in major cities across the United States.

Under the terms of the agreement, we will assume ownership of PrimeCo operations in five "major trading areas" (MTAs) - Richmond, VA, New Orleans, LA and the Florida markets in Jacksonville, Tampa and Miami. Vodafone AirTouch will take over operations in five MTAs - Chicago, IL, Milwaukee, WI and the Texas markets of Dallas, San Antonio and Houston. We expect to complete the allocation of the PrimeCo markets in the fourth quarter of 1999 or in the first quarter of 2000. Under a consent decree with the Department of Justice in connection with our merger with GTE, we and GTE are required to divest of overlapping wireless properties that we and GTE own or will own in various geographic areas. The division of the PrimeCo markets is a significant step toward meeting these conditions. Upon settlement, we expect this transaction to result in a material non-cash gain.

Separately, we and Vodafone AirTouch reached an out-of-court settlement of all litigation currently pending before the United States District Court for the Northern District of California, relating to our companies' TomCom limited partnership.


---------------------------------------------------------------
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Financial Condition section under the caption "Market Risk."

----------------------------------------------
Part II - Other Information
----------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------

Our 1999 Annual Meeting of Shareholders was held on May 19, 1999. At the meeting, the following items were submitted to a vote of shareholders.

(a)  The following nominees were elected to serve on the Board of Directors:

     Name of Nominee                Votes Cast For          Votes Withheld
     ---------------------------------------------------------------------------
     Lawrence T. Babbio, Jr.        1,229,798,323           25,779,630
     Richard L. Carrion             1,231,121,268           24,456,685
     James G. Cullen                1,230,612,797           24,965,156
     Lodewijk J. R. de Vink         1,231,073,320           24,504,633
     James H. Gilliam, Jr.          1,230,619,389           24,958,564
     Stanley P. Goldstein           1,229,397,346           26,180,607
     Helene L. Kaplan               1,230,504,013           25,073,940
     Thomas H. Kean                 1,228,702,233           26,875,720
     Elizabeth T. Kennan            1,229,167,221           26,410,732
     John F. Maypole                1,231,590,052           23,987,901
     Joseph Neubauer                1,230,895,090           24,682,863
     Thomas H. O'Brien              1,231,149,216           24,428,737
     Eckhard Pfeiffer               1,202,963,880           52,614,073
     Hugh B. Price                  1,230,664,447           24,913,506
     Rozanne L. Ridgway             1,230,664,574           24,913,379
     Frederic V. Salerno            1,229,603,764           25,974,189
     Ivan G. Seidenberg             1,229,964,502           25,613,451
     Walter V. Shipley              1,231,103,489           24,474,464
     John R. Stafford               1,231,393,652           24,184,301
     Morrison DeS. Webb             1,231,280,225           24,297,728
     Shirley Young                  1,230,831,813           24,746,140

(b) The shareholders approved the issuance of Bell Atlantic shares under an Agreement and Plan of merger, dated as of July 27, 1998, with GTE Corporation, and related transactions, including the amendment and restatement of Bell Atlantic's certificate of incorporation. The vote was 1,047,762,098 for and 17,625,304 against, with 6,916,057 shares abstaining and 183,274,494 broker non-votes.

(c) The appointment of PricewaterhouseCoopers LLP as independent accountants for 1999 was ratified with 1,234,965,016 votes for, 11,428,656 votes against, and 9,184,281 abstentions.

(d) A management proposal to approve an amendment to the Bell Atlantic Incentive Stock Option Plan was approved with 1,117,851,975 votes for, 115,682,629 votes against, and 22,043,349 abstentions.

(e) A shareholder proposal regarding additional disclosure of executive compensation was defeated with 131,954,849 votes for, 913,466,315 votes against, 26,882,295 abstentions, and 183,274,494 broker non-votes.

(f) A shareholder proposal regarding executive incentive compensation was defeated with 129,672,650 votes for, 912,185,969 votes against, 30,444,840 abstentions, and 183,274,494 broker non-votes.

(g) A shareholder proposal regarding executive severance agreements was defeated with 306,423,575 votes for, 724,206,620 votes against, 41,673,264 abstentions, and 183,274,494 broker non-votes.

(h) A shareholder proposal regarding composition of the Board of Directors was defeated with 190,282,027 votes for, 833,785,053 votes against, 48,236,379 abstentions, and 183,274,494 broker non-votes.

(i) A shareholder proposal regarding Director stock ownership was defeated with 132,915,182 votes for, 906,832,660 votes against, 32,555,617 abstentions, and 183,274,494 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------------

(a)  Exhibits:

     Exhibit
     Number
     ------
       10oo Deleted. See Exhibit 10w to Form 10-K for the year ended December 31, 1998, for agreement signed by Patrick F.X. Mulhearn and Thomas J. Tauke.

       12         Ratio of Earnings to Fixed Charges.

       27         Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1999:

     A Current Report on Form 8-K, dated April 22, 1999, was filed regarding our first quarter 1999 financial results.

     A Current Report on Form 8-K, dated April 28, 1999, was filed regarding certain information about our proposed merger with GTE that was provided at a meeting with investors on April 28, 1999.

     A Current Report on Form 8-K, dated May 7, 1999, was filed regarding the completion of the U.S. Department of Justice's review of our proposed merger with GTE and the companies' agreement to a consent decree to dispose of overlapping wireless properties.

Signatures
----------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BELL ATLANTIC CORPORATION

Date:  August 11, 1999                         By /s/ Doreen A. Toben
                                                  ------------------------------
                                                  Doreen A. Toben
                                                  Vice President - Controller
                                                  (Principal Accounting Officer)







UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 6, 1999.

                                  Exhibit Index
                                  -------------


Exhibit
Number
------
10oo Deleted. See Exhibit 10w to Form 10-K for the year ended December 31, 1998, for agreement signed by Patrick F.X. Mulhearn and Thomas J. Tauke.

12       Ratio of Earnings to Fixed Charges

27       Financial Data Schedule