Form 10-Q
period 1999-09-30
BELL ATLANTIC CORP
filed 1999-11-10
CIK 732712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          (Mark one)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

At September 30, 1999, 1,552,785,938 shares of the registrant's Common Stock were outstanding, after deducting 23,460,387 shares held in treasury.

================================================================================

Table of Contents

Item No.

Part I. Financial Information                                               Page
--------------------------------------------------------------------------------

1.   Financial Statements


     Condensed Consolidated Statements of Income
     For the three and nine months ended September 30, 1999 and 1998         2-3

     Condensed Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998                                4-5

     Condensed Consolidated Statement of Changes in Shareowners' Investment
     For the nine months ended September 30, 1999                              6

     Condensed Consolidated Statements of Cash Flows
     For the nine months ended September 30, 1999 and 1998                     7

     Notes to Condensed Consolidated Financial Statements                   8-16

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                 17-37

3.   Quantitative and Qualitative Disclosures About Market Risk               37


Part II. Other Information
--------------------------------------------------------------------------------

6.   Exhibits and Reports on Form 8-K                                         38

Part I - Financial Information

Item 1.  Financial Statements
--------------------------------------------------------------------------------


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                    Three Months Ended  September 30,
                                                                                                           1999             1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                                       $8,304           $7,910

OPERATING EXPENSES
Employee costs, including benefits and taxes                                                              2,083            2,792
Depreciation and amortization                                                                             1,557            1,470
Other operating expenses                                                                                  2,546            2,518
                                                                                                --------------------------------
                                                                                                          6,186            6,780
                                                                                                --------------------------------
OPERATING INCOME                                                                                          2,118            1,130
Income (loss) from unconsolidated businesses                                                                 53             (459)
Other income and (expense), net                                                                              12               43
Interest expense                                                                                            309              359
                                                                                                --------------------------------

Income before provision for income taxes and extraordinary item                                           1,874              355
Provision for income taxes                                                                                  700              362
                                                                                                --------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                                   1,174               (7)

Extraordinary item
 Early extinguishment of debt, net of tax                                                                    --               (1)
                                                                                                --------------------------------
NET INCOME (LOSS)                                                                                        $1,174           $   (8)
                                                                                                ================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item                                                                  $  .76           $ (.01)
Extraordinary item                                                                                           --               --
                                                                                                --------------------------------
Net Income (Loss)                                                                                        $  .76           $ (.01)
                                                                                                ================================

Weighted-average shares outstanding (in millions)                                                         1,553            1,553
                                                                                                ================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item                                                                  $  .74           $ (.01)
Extraordinary item                                                                                           --               --
                                                                                                --------------------------------
Net Income (Loss)                                                                                        $  .74           $ (.01)
                                                                                                ================================

Weighted-average shares - diluted (in millions)                                                           1,585            1,553
                                                                                                ================================

Dividends declared per common share                                                                      $ .385           $ .385
                                                                                                ================================


See Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                      Nine Months Ended September 30,
                                                                                                      1999             1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                                      $24,566          $23,489

OPERATING EXPENSES
Employee costs, including benefits and taxes                                                              6,152            7,212
Depreciation and amortization                                                                             4,602            4,326
Other operating expenses                                                                                  7,469            7,156
                                                                                                --------------------------------
                                                                                                         18,223           18,694
                                                                                                --------------------------------
OPERATING INCOME                                                                                          6,343            4,795
Income (loss) from unconsolidated businesses                                                                124             (462)
Other income and (expense), net                                                                              35               99
Interest expense                                                                                            939            1,032
                                                                                                --------------------------------

Income before provision for income taxes and extraordinary item                                           5,563            3,400
Provision for income taxes                                                                                2,074            1,470
                                                                                                --------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                                          3,489            1,930

Extraordinary item
 Early extinguishment of debt, net of tax                                                                    (6)             (24)
                                                                                                --------------------------------

NET INCOME                                                                                                3,483            1,906
Redemption of investee preferred stock                                                                       --               (2)
                                                                                                --------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                                                              $ 3,483          $ 1,904
                                                                                                ================================
BASIC EARNINGS PER COMMON SHARE:
Income available to common shareowners before extraordinary item                                        $  2.25          $  1.24
Extraordinary item                                                                                         (.01)            (.01)
                                                                                                --------------------------------
Net Income Available to Common Shareowners                                                              $  2.24          $  1.23
                                                                                                ================================

Weighted-average shares outstanding (in millions)                                                         1,553            1,553
                                                                                                ================================
DILUTED EARNINGS PER COMMON SHARE:
Income available to common shareowners before extraordinary item                                        $  2.21          $  1.22
Extraordinary item                                                                                         (.01)            (.01)
                                                                                                --------------------------------
Net Income Available to Common Shareowners                                                              $  2.20          $  1.21
                                                                                                ================================

Weighted-average shares - diluted (in millions)                                                           1,583            1,577
                                                                                                ================================

Dividends declared per common share                                                                     $ 1.155          $ 1.155
                                                                                                ================================

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries


Assets

(Dollars in Millions) (Unaudited)                                                                  September 30,  December 31,
                                                                                                           1999          1998
------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                                $   264       $   237
Short-term investments                                                                                        35           786
Accounts receivable, net of allowances of $607 and $593                                                    6,929         6,560
Inventories                                                                                                  624           566
Prepaid expenses                                                                                             710           522
Other                                                                                                        335           411
                                                                                                ------------------------------
                                                                                                           8,897         9,082
                                                                                                ------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                             87,739        83,064
Less accumulated depreciation                                                                             49,380        46,248
                                                                                                ------------------------------
                                                                                                          38,359        36,816
                                                                                                ------------------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                                                                   5,919         4,276
OTHER ASSETS                                                                                               5,847         4,970
                                                                                                ------------------------------
TOTAL ASSETS                                                                                             $59,022       $55,144
                                                                                                ==============================

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries


Liabilities and Shareowners' Investment

(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                        September 30,  December 31,
                                                                                                           1999          1998
------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year                                                                            $ 3,286       $ 2,988
Accounts payable and accrued liabilities                                                                   6,550         6,105
Other                                                                                                      1,533         1,438
                                                                                                ------------------------------
                                                                                                          11,369        10,531
                                                                                                ------------------------------

LONG-TERM DEBT                                                                                            17,463        17,646
                                                                                                ------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                               9,661        10,384
                                                                                                ------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                                      3,469         2,254
Unamortized investment tax credits                                                                           203           222
Other                                                                                                        697           551
                                                                                                ------------------------------
                                                                                                           4,369         3,027
                                                                                                ------------------------------
MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
 REDEMPTION REQUIREMENTS                                                                                     450           330
                                                                                                ------------------------------

PREFERRED STOCK OF SUBSIDIARY                                                                                201           201
                                                                                                ------------------------------

SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued)                                                          --            --
Common stock ($.10 par value; 1,576,246,325 shares and
 1,576,246,325 shares issued)                                                                                158           158
Contributed capital                                                                                       13,533        13,368
Reinvested earnings                                                                                        2,757         1,371
Accumulated other comprehensive income (loss)                                                                174          (714)
                                                                                                ------------------------------
                                                                                                          16,622        14,183
Less common stock in treasury, at cost                                                                       632           593
Less deferred compensation - employee stock ownership plans                                                  481           565
                                                                                                ------------------------------
                                                                                                          15,509        13,025
                                                                                                ------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT                                                            $59,022       $55,144
                                                                                                ==============================

See Notes to Condensed Consolidated Financial Statements.

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' INVESTMENT
                   Bell Atlantic Corporation and Subsidiaries



(Dollars in Millions and Shares in Thousands) (Unaudited)                                        Nine Months Ended September 30,1999
                                                                                                      Shares              Amount
------------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at beginning and end of period                                                              1,576,246           $   158
                                                                                                ------------------------------------

CONTRIBUTED CAPITAL
Balance at beginning of period                                                                                           13,368
Shares distributed:
 Employee plans                                                                                                             121
 Sale of stock by subsidiary                                                                                                 44
                                                                                                                   -----------------

 Balance at end of period                                                                                                13,533
                                                                                                                   -----------------

REINVESTED EARNINGS
Balance at beginning of period                                                                                            1,371
Net income                                                                                                                3,483
Dividends declared                                                                                                       (1,793)
Shares distributed:
 Employee plans                                                                                                            (311)
Tax benefit of dividends paid to ESOPs                                                                                        7
                                                                                                                   -----------------

Balance at end of period                                                                                                  2,757
                                                                                                                   -----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                                                                             (714)
Foreign currency translation adjustments, net of tax                                                                        (64)
Unrealized gains on securities, net of tax                                                                                  952
                                                                                                                   -----------------

Balance at end of period                                                                                                    174
                                                                                                                   -----------------

TREASURY STOCK
Balance at beginning of period                                                                         22,887               593
Shares purchased                                                                                       10,757               633
Shares distributed:
 Employee plans                                                                                       (10,170)             (593)
 Shareowner plans                                                                                         (14)               (1)
                                                                                                ------------------------------------

Balance at end of period                                                                               23,460               632
                                                                                                ------------------------------------

DEFERRED COMPENSATION - ESOPs
Balance at beginning of period                                                                                              565
Amortization                                                                                                                (84)
                                                                                                                   -----------------

Balance at end of period                                                                                                    481
                                                                                                                   -----------------


TOTAL SHAREOWNERS' INVESTMENT                                                                                           $15,509
                                                                                                                   =================


See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Bell Atlantic Corporation and Subsidiaries



(Dollars in Millions) (Unaudited)                                                                  Nine Months Ended September 30,
                                                                                                        1999             1998
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                                $ 3,483          $ 1,906
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                                             4,602            4,326
  Extraordinary item, net of tax                                                                                6               24
  Loss (income) from unconsolidated businesses                                                               (124)             462
  Dividends received from unconsolidated businesses                                                            84              129
  Amortization of unearned lease income                                                                      (110)             (87)
  Deferred income taxes, net                                                                                  632              (19)
  Investment tax credits                                                                                      (19)             (22)
  Other items, net                                                                                            122              232
  Changes in certain assets and liabilities, net of effects from
   acquisition/disposition of businesses                                                                   (1,271)             399
                                                                                                  ----------------------------------

Net cash provided by operating activities                                                                   7,405            7,350
                                                                                                  ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                          742              560
Additions to plant, property and equipment                                                                 (5,816)          (5,421)
Investments in unconsolidated businesses, net                                                                (872)            (529)
Proceeds from disposition of businesses                                                                       612               21
Other investing activities, net                                                                              (128)             (39)
                                                                                                  ----------------------------------

Net cash used in investing activities                                                                      (5,462)          (5,408)
                                                                                                  ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                                      278            6,105
Principal repayments of borrowings and capital lease obligations                                             (716)            (506)
Early extinguishment of debt                                                                                 (257)            (650)
Net change in short-term borrowings with original
 maturities of three months or less                                                                           456           (4,562)
Proceeds from financing of cellular assets                                                                    380               --
Dividends paid                                                                                             (1,801)          (1,784)
Proceeds from sale of common stock                                                                            283              424
Purchase of common stock for treasury                                                                        (633)            (784)
Other financing activities, net                                                                                94              113
                                                                                                  ----------------------------------

Net cash used in financing activities                                                                      (1,916)          (1,644)
                                                                                                  ----------------------------------


Increase in cash and cash equivalents                                                                          27              298
Cash and cash equivalents, beginning of period                                                                237              323
                                                                                                  ----------------------------------

Cash and cash equivalents, end of period                                                                  $   264          $   621
                                                                                                  ==================================


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Bell Atlantic Corporation and Subsidiaries
                                  (Unaudited)

1.  Basis of Presentation
---------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

We have reclassified certain amounts from the prior year's data to conform to the 1999 presentation.

2.  New Accounting Standards
---------------------------------------------
Costs of Computer Software

Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 was an increase in net income of approximately $175 million for the nine months ended September 30, 1999.

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

Under the amended pronouncement, Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2001. We are currently evaluating the provisions of SFAS No.
133. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption. We have not estimated the effect of adoption as we believe that such a determination will not be meaningful until closer to the adoption date.

3.  Commitments and Contingencies
---------------------------------------------
In connection with certain state regulatory incentive plan commitments, we have deferred revenues, which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable.

We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

4. Grupo Iusacell, S.A. de C.V.
---------------------------------------------
Grupo Iusacell, S.A. de C.V. (Iusacell), a Mexican wireless company that we control and consolidate, and its principal shareholders entered into an agreement (the 1998 Restructuring Agreement) to reorganize ownership of the company. This reorganization provided for the formation of a new holding company, Nuevo Grupo Iusacell, S.A. de C.V. (New Iusacell), with two classes of shares, one of which would be traded publicly. The intention of the reorganization was to raise capital, increase the availability of debt financing, and increase the liquidity of Iusacell's publicly traded shares.

As contemplated in the reorganization plan, during 1998 and 1999, Iusacell borrowed $133 million from us, as a bridge loan, under a $150 million subordinated convertible debt facility that expired in June 1999 (the Facility). In accordance with the Facility and the 1998 Restructuring Agreement, we converted the debt into additional Series A shares at a price of $.70 per share. We also sold a portion of those shares to the Peralta Group, the other principal shareholder of Iusacell, for $.70 per share and received proceeds of approximately $15 million in 1999. As a result of these interim steps of the reorganization plan, our ownership of Iusacell temporarily increased to 47.2%.

On August 4, 1999, the reorganization plan was finalized when New Iusacell concluded an exchange and rights offering to existing Iusacell shareholders. These offerings permitted shareholders to exchange their shares in Iusacell for shares in New Iusacell and to subscribe to additional shares of New Iusacell based on their current ownership. In addition, New Iusacell launched primary and secondary share offerings. We and the Peralta Group participated in the secondary share offering. We received approximately $73 million of proceeds from the secondary share offering and New Iusacell received approximately $31 million of proceeds from the primary share and rights offerings. As a result of the reorganization, we have recorded an adjustment to increase our contributed capital by $43 million which recognizes the ultimate change in our ownership percentage resulting from these transactions. As of September 30, 1999, we own 40.2% of New Iusacell, and we continue to control and consolidate New Iusacell.

We had previously announced that we are engaged in discussions regarding a possible combination or alliance encompassing the current properties of New Iusacell and cellular properties in Northern Mexico. This venture may result in a new prominent shareholder in the New Iusacell business.

The Peralta Group can require us to purchase from it approximately 517 million New Iusacell shares for $.75 per share, or approximately $388 million in the aggregate, by giving notice of exercise between November 15 and December 15, 2001.

5. Marketable Securities
---------------------------------------------
We have investments in marketable securities, primarily common stocks, which are considered "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our balance sheet in Investments in Unconsolidated Businesses and Short-term Investments.

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

                                                                                       Gross             Gross
                                                                                  Unrealized        Unrealized
(Dollars in Millions)                                                   Cost           Gains            Losses       Fair Value
--------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 1999
Investments in unconsolidated businesses                                $369          $1,469               $--           $1,838
Short-term investments                                                    36              --                (1)              35
                                                                  --------------------------------------------------------------
                                                                        $405          $1,469               $(1)          $1,873
                                                                  ==============================================================
AT DECEMBER 31, 1998
Investments in unconsolidated businesses                                $  1          $    6               $--           $    7
Short-term investments                                                    23              --                (1)              22
                                                                  --------------------------------------------------------------
                                                                        $ 24          $    6               $(1)          $   29
                                                                  ==============================================================

Our investments in unconsolidated businesses increased from December 31, 1998 as a result of a change in the method of accounting for our Telecom Corporation of New Zealand Limited (TCNZ) investment, as described in Note 11. Certain other investments that we hold are not carried at their fair values because those values are not readily determinable. We have, however, adjusted the carrying values of these securities in situations where we believe declines in value below cost were other than temporary. The carrying values for these investments were $184 million at September 30, 1999 and $771 million at December 31, 1998. The decrease from December 31, 1998 was principally due to the disposition of our remaining investment in Viacom Inc. in January 1999.

6.  Debt
---------------------------------------------
Exchangeable Notes

Our long-term debt includes two series of exchangeable notes that were issued in 1998 by our wholly owned subsidiary, Bell Atlantic Financial Services, Inc.
(FSI). First, FSI issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003, which are exchangeable on or after September 1, 1999 at the option of the holder into shares of Telecom Corporation of New Zealand Limited (TCNZ exchangeable notes). Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering.
As of September 30, 1999, no notes have been delivered for exchange.

Second, FSI issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005, which are exchangeable on or after July 1, 2002 at the option of the holder into shares of Cable & Wireless Communications plc (CWC exchangeable notes). Upon exchange by investors, we retain the option to settle in cash or by delivery of CWC shares. The CWC exchangeable notes were issued at a discount and at September 30, 1999 had a carrying value of $3,214 million. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering.

The respective exchangeable notes must be marked to market if the fair value of the underlying TCNZ shares rises to a level greater than 120% of the share price at the pricing date of the offering, or the fair value of the underlying CWC shares rises to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to increase the applicable exchangeable note liability by the amount of the increase in the share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not to less than its amortized carrying value) and income would be increased. At September 30, 1999, the fair values of the underlying TCNZ shares and CWC shares did not exceed the recorded values of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

A proposed restructuring of our investment in CWC, as discussed in Note 11, would change the securities to be delivered upon exchange for the CWC exchangeable notes. Under this restructuring, we would receive shares of two companies acquiring the businesses of CWC in exchange for our CWC shares.

Support Agreements

The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In each of the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal and cash value of exchange property related to the notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $192 million at September 30, 1999) should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $16 billion at September 30, 1999.

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

In the second quarter of 1999, we also recorded an extraordinary charge of $5 million (net of an income tax benefit of $3 million) in connection with the repurchase of $57 million in principal amount of debentures of certain of our operating telephone subsidiaries.

7.    Earnings Per Share
---------------------------------------------
The following table is a reconciliation of the numerators and denominators used in computing earnings per share.


(Dollars and Shares in Millions, Except Per Share Amounts)     Three Months Ended September 30,    Nine Months Ended September 30,
                                                               -------------------------------------------------------------------
                                                                          1999             1998              1999             1998
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREOWNERS
Income (loss) before extraordinary item                                 $1,174           $   (7)           $3,489           $1,930
Redemption of investee preferred stock                                      --               --                --               (2)
                                                               -------------------------------------------------------------------
Income (loss) available to common shareowners before
 extraordinary item*                                                     1,174               (7)            3,489            1,928
Extraordinary item                                                          --               (1)               (6)             (24)
                                                               -------------------------------------------------------------------
Net income (loss) available to common shareowners*                      $1,174           $   (8)           $3,483           $1,904
                                                               ===================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                      1,553            1,553             1,553            1,553
                                                               -------------------------------------------------------------------
Income (loss) available to common shareowners before
 extraordinary item                                                     $  .76           $ (.01)           $ 2.25           $ 1.24
Extraordinary item                                                          --               --              (.01)            (.01)
                                                               -------------------------------------------------------------------
Net income (loss) available to common shareowners                       $  .76           $ (.01)           $ 2.24           $ 1.23
                                                               ===================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                      1,553            1,553             1,553            1,553
Effect of dilutive securities                                               32               --                30               24
                                                               -------------------------------------------------------------------
Weighted-average shares - diluted                                        1,585            1,553             1,583            1,577
                                                               -------------------------------------------------------------------
Income (loss) available to common shareowners before
 extraordinary item                                                     $  .74           $ (.01)           $ 2.21           $ 1.22
Extraordinary item                                                          --               --              (.01)            (.01)
                                                               -------------------------------------------------------------------
Net income (loss) available to common shareowners                       $  .74           $ (.01)           $ 2.20           $ 1.21
                                                               ===================================================================

*Income (loss) and Net income (loss) available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Stock options for 83 million shares for the three months ended September 30, 1998 and 1 million shares for the nine months ended September 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. For the three and nine month periods ended September 30, 1999 the number of antidilutive shares was not material.

8. Comprehensive Income
---------------------------------------------
Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive income for interim periods are presented in the following table:

(Dollars in Millions)                                            Three Months Ended September 30,    Nine Months Ended September 30,

                                                                      1999              1998              1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                         $1,174            $  (8)           $3,483          $1,906
                                                                 -------------------------------------------------------------------

Other Comprehensive Income (Loss)
Foreign currency translation adjustments, net of tax                          86               70               (64)           (177)
Unrealized gains (losses) on securities, net of tax                          (72)              --               952              11
                                                                 -------------------------------------------------------------------
                                                                              14               70               888            (166)
                                                                 -------------------------------------------------------------------
Total Comprehensive Income                                                $1,188            $  62            $4,371          $1,740
                                                                 ===================================================================


The increase in unrealized gains on securities is principally due to the change in accounting for our investment in TCNZ from the equity method to the cost method. As a result of this change in method of accounting, we have adjusted our investment in TCNZ to its fair value at September 30, 1999 and recorded an unrealized holding gain of $900 million (net of income taxes of $485 million). You can find additional information on the change in method of accounting for our TCNZ investment in Note 11.

9. Proposed Bell Atlantic - GTE Merger
---------------------------------------------
Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

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

We are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

We have provided unaudited pro forma combined condensed statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with Securities and Exchange Commission and dated April 13, 1999. We have provided an unaudited pro forma combined condensed statement of income for the six months ended June 30, 1999 and a pro forma combined condensed balance sheet at June 30, 1999 in a Current Report on Form 8-K filed with the Securities and Exchange Commission and dated August 26, 1999.

In this interim report, we present unaudited combined condensed pro forma financial statements for the nine-month period ended September 30, 1999. These financial statements are presented assuming that the merger will be accounted for as a pooling of interests, and include certain reclassifications to conform to the presentation that will be used by the combined company and certain pro forma adjustments that conform the companies' methods of accounting. This information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the period indicated. The information does not necessarily indicate the future operating results or financial position of the combined company. For a more complete discussion of pro forma adjustments and other financial information, you should refer to the pro forma financial information presented in the joint proxy statement and prospectus and in the Current Report on Form 8-K dated August 26, 1999.


Pro Forma Combined Condensed Statement of Income

(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                   Nine Months Ended September 30,1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                                                                        $43,161
Operating expenses                                                                                                         31,270
                                                                                                -----------------------------------
Operating income                                                                                                           11,891

Income from unconsolidated businesses                                                                                         435

Other income and (expense), net                                                                                               (14)

Interest expense                                                                                                            1,912

Provision for income taxes                                                                                                  3,838
                                                                                                -----------------------------------
Income from continuing operations                                                                                         $ 6,562
                                                                                                ===================================
Basic Earnings Per Common Share
Income from continuing operations per common share                                                                        $  2.39
Weighted-average shares outstanding (in millions)                                                                           2,740
                                                                                                -----------------------------------
Diluted Earnings Per Common Share
Income from continuing operations per common share                                                                        $  2.36
Weighted-average shares - diluted (in millions)                                                                             2,778
                                                                                                -----------------------------------

Pro Forma Combined Condensed Balance Sheet

(Dollars in Millions) (Unaudited)                                                                         At September 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and temporary cash investments                                                                                   $  3,871
 Receivables, net                                                                                                        11,682
 Net assets available for sale                                                                                            1,752
 Other current assets                                                                                                     2,978
                                                                                                -------------------------------
                                                                                                                         20,283
Plant, property and equipment, net                                                                                       60,404

Investments in unconsolidated businesses                                                                                  9,799

Other assets                                                                                                             16,486
                                                                                                -------------------------------
Total assets                                                                                                           $106,972
                                                                                                ===============================
LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
 Debt maturing within one year                                                                                         $ 10,391
 Accounts payable and accrued liabilities                                                                                12,172
 Other current liabilities                                                                                                2,638
                                                                                                -------------------------------
                                                                                                                         25,201
                                                                                                -------------------------------
Long-term debt                                                                                                           31,741
                                                                                                -------------------------------
Employee benefit obligations                                                                                             13,978
                                                                                                -------------------------------
Deferred credits and other liabilities                                                                                   10,038
                                                                                                -------------------------------
Shareowners' investment
 Common stock (2,767,321,285 shares)                                                                                        277
 Contributed capital                                                                                                     20,772
 Reinvested earnings                                                                                                      6,738
 Accumulated other comprehensive loss                                                                                      (193)
                                                                                                -------------------------------
                                                                                                                         27,594
 Less common stock in treasury, at cost                                                                                     632
 Less deferred compensation - employee stock ownership plans                                                                948
                                                                                                -------------------------------
                                                                                                                         26,014
                                                                                                -------------------------------
Total liabilities and shareowners' investment                                                                          $106,972
                                                                                                ===============================

10.  Proposed Domestic Wireless Transactions
---------------------------------------------
Vodafone AirTouch

On September 21, 1999, we signed a definitive agreement with Vodafone AirTouch plc (Vodafone AirTouch) to create a national wireless business (Wireless Co.) composed of both companies' U.S. wireless assets.

Assuming that all of the assets are contributed as provided for in the agreement, Wireless Co. will be 55% owned by Bell Atlantic and 45% owned by Vodafone AirTouch. We will control the venture and, accordingly, consolidate the results of Wireless Co. into our financial results. The transaction will be accounted for as a purchase method business combination.

Wireless Co. will initially assume or incur up to $10 billion in existing and new debt. Vodafone AirTouch has the right to require that up to $20 billion worth of its interest in Wireless Co. be purchased by Bell Atlantic and/or Wireless Co. between the third and seventh years following the closing of the transaction.

The completion of this transaction is subject to a number of conditions, including certain regulatory approvals and the approval of the shareholders of Vodafone AirTouch. We expect the transaction to close in 6 to 12 months from the date we signed the agreement.

Frontier Cellular

On July 20, 1999, Bell Atlantic Mobile, our domestic cellular subsidiary, announced that it would purchase Frontier Corporation's (Frontier) interests in wireless properties doing business under the Frontier Cellular name. Bell Atlantic Mobile currently owns 50% of the Frontier Cellular business. The transaction is expected to close in the fourth quarter of 1999.

11.  Investments in Unconsolidated Businesses
----------------------------------------------------------
Agreement with Metromedia Fiber Network, Inc.

On October 7, 1999, we announced a strategic agreement with Metromedia Fiber Network, Inc. (MFN), a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. Our agreement with MFN has two parts.

First, we will acquire approximately $550 million of long-term capacity on MFN's fiber optic networks. Of the $550 million, 10% is payable in November 1999 and 30% will be paid in each of the first three years of the contract.

Second, we will invest up to approximately $700 million to acquire up to 9.9% of the equity of MFN through the purchase of newly issued shares at $28 per share. We also will purchase up to approximately $975 million in debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $34 per share, increasing our potential equity investment in MFN to about 19.9% of the company. Our investment in MFN will be accounted for under the cost method. Certain aspects of this agreement are subject to the approval of various regulatory authorities, which we hope to obtain before the end of the year.

Proposed Restructure of PrimeCo Personal Communications, L.P.

On August 3, 1999, we and Vodafone AirTouch announced an agreement to restructure our ownership interests in PrimeCo Personal Communications, L.P. (PrimeCo), a partnership that was formed by us and Vodafone AirTouch in 1994 and provides personal communications services in major cities across the United States. Under the terms of that agreement, we would assume full ownership of PrimeCo operations in five "major trading areas" (MTAs) - Richmond, VA, New Orleans, LA and the Florida MTAs of Jacksonville, Tampa and Miami. Vodafone AirTouch would assume full ownership of the remaining five PrimeCo MTAs - Chicago, IL, Milwaukee, WI and the Texas MTAs of Dallas, San Antonio and Houston.

Under the terms of the Wireless Co. agreement (see Note 10), Bell Atlantic and Vodafone AirTouch agreed to suspend the August 3, 1999 agreement to restructure PrimeCo ownership interests, with certain limited exceptions. As a result, actions to allocate most PrimeCo markets would not commence prior to February 2000 or may not occur at all based upon the timing of the completion of the proposed domestic wireless transaction with Vodafone AirTouch.

Proposed Restructure of Cable & Wireless Communications plc

On July 27, 1999, we announced an agreement with Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and Cable & Wireless Communications plc (CWC) for the proposed restructuring of CWC. We currently have an 18.6% ownership interest in CWC.

Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the other operations remain with Cable & Wireless. In exchange for our interest in CWC, we would receive shares in the two acquiring companies, representing approximately 11.2% of NTL and approximately 4.7% of Cable & Wireless. Upon completion of the restructuring, our previously issued $3,180 million in CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable & Wireless in proportion to the shares received in the restructuring. Upon exchange by investors, we retain the option to settle in cash or by delivery of the Cable & Wireless and NTL shares.

We expect the restructuring to result in a material non-cash gain. The transaction also may cause the exchangeable notes to be marked to market, resulting in a charge to income. See Note 6 for additional information about the CWC exchangeable notes.

The completion of the restructuring is subject to a number of conditions and, assuming satisfaction of those conditions, is expected to close in the first half of 2000.

Additional Investment in Omnitel Pronto Italia S.p.A.

In June 1999, we made an additional investment in Omnitel Pronto Italia S.p.A. (Omnitel) of $635 million, which increased our ownership percentage from 19.71% to 23.1%. Approximately $606 million of this additional investment represents goodwill, which is being amortized on a straight-line basis over a period of 25 years.

Disaffiliation from Telecom Corporation of New Zealand Limited

Effective May 31, 1999, we took steps to disaffiliate from TCNZ. As a result, we no longer have significant influence over TCNZ's operating and financial policies and, therefore, have changed the accounting for our investment in TCNZ from the equity method to the cost method. The change in the method of accounting for this investment is not expected to have a material effect on our future results of operations. We currently hold a 24.94% interest in TCNZ.

Coincident with our change to the cost method of accounting, our investment in TCNZ is now subject to the provisions of SFAS No. 115. Under these provisions, our TCNZ shares are classified as "available-for-sale" securities and, accordingly, our TCNZ investment has been adjusted from a carrying value of $363 million to its fair value of $1,748 million at September 30, 1999. This increased value of our investment is recorded in Investments in Unconsolidated Businesses in our balance sheet. The unrealized holding gain of $900 million (net of income taxes of $485 million) has been recognized in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareowners' investment.

12.  Segment Information
----------------------------------------------------------
We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are a Domestic Telecom group which provides domestic wireline telecommunications services; a Global Wireless group which provides domestic wireless telecommunications services and includes foreign wireless investments; a Directory group which is responsible for our domestic and international publishing businesses and electronic commerce services; and an Other Businesses group which includes our international wireline telecommunications investments, lease financing and all other businesses.

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

Special items in the three and nine-month periods ended September 30, 1999 included costs associated with our 1997 merger with NYNEX Corporation. In 1998, special items included merger-related costs, retirement incentive costs and other charges related primarily to international investments and our video business. Special items affected our segments as follows:


(Dollars in Millions)                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                                     1999              1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
DOMESTIC TELECOM
Reported net income                                                       $ 837            $ 261            $2,585          $1,697
Special items                                                                25              544                54             744
                                                              ----------------------------------------------------------------------
Adjusted net income                                                       $ 862            $ 805            $2,639          $2,441
                                                              ======================================================================

WIRELESS
Reported net income (loss)                                                $ 133            $ (97)           $  287          $   (2)
Special items                                                                --              178                --             178
                                                              ----------------------------------------------------------------------
Adjusted net income                                                       $ 133            $  81            $  287          $  176
                                                              ======================================================================

DIRECTORY
Reported net income                                                       $ 146            $ 120            $  499          $  450
Special items                                                                 2               14                 5              14
                                                              ----------------------------------------------------------------------
Adjusted net income                                                       $ 148            $ 134            $  504          $  464
                                                              ======================================================================

OTHER BUSINESSES
Reported net income (loss)                                                $  24            $(329)           $   86          $ (283)
Special items                                                                --              364                --             364
                                                              ----------------------------------------------------------------------
Adjusted net income                                                       $  24            $  35            $   86          $   81
                                                              ======================================================================

RECONCILING ITEMS
Reported net income                                                       $  34            $  37            $   26          $   44
Special items                                                                --               --                --               2
                                                              ----------------------------------------------------------------------
Adjusted net income                                                       $  34            $  37            $   26          $   46
                                                              ======================================================================


The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results.


(Dollars in Millions)                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                           1999              1998              1999             1998
---------------------------------------------------------------------------------------------------------------------------
EXTERNAL OPERATING REVENUES
Domestic telecom                                              $6,601           $ 6,427           $19,547          $19,025
Global wireless                                                1,182               979             3,291            2,780
Directory                                                        500               485             1,665            1,618
Other businesses                                                  31                23                89               73
                                                      ---------------------------------------------------------------------
Total segments - reported                                      8,314             7,914            24,592           23,496
Reconciling items                                                (10)               (4)              (26)              (7)
                                                      ---------------------------------------------------------------------
Total consolidated - reported                                 $8,304           $ 7,910           $24,566          $23,489
                                                      =====================================================================
INTERSEGMENT REVENUES
Domestic telecom                                              $   42           $    31           $   110          $    92
Global wireless                                                    5                 5                14               12
Directory                                                          1                 1                 4                4
Other businesses                                                   3                 5                11               15
                                                      ---------------------------------------------------------------------
Total segments - reported                                         51                42               139              123
Reconciling items                                                (51)              (42)             (139)            (123)
                                                      ---------------------------------------------------------------------
Total consolidated - reported                                 $   --           $    --           $    --          $    --
                                                      =====================================================================
TOTAL OPERATING REVENUES
Domestic telecom                                              $6,643           $ 6,458           $19,657          $19,117
Global wireless                                                1,187               984             3,305            2,792
Directory                                                        501               486             1,669            1,622
Other businesses                                                  34                28               100               88
                                                      ---------------------------------------------------------------------
Total segments - reported                                      8,365             7,956            24,731           23,619
Reconciling items                                                (61)              (46)             (165)            (130)
                                                      ---------------------------------------------------------------------
Total consolidated - reported                                 $8,304           $ 7,910           $24,566          $23,489
                                                      =====================================================================
NET INCOME
Domestic telecom                                              $  862           $   805           $ 2,639          $ 2,441
Global wireless                                                  133                81               287              176
Directory                                                        148               134               504              464
Other businesses                                                  24                35                86               81
                                                      ---------------------------------------------------------------------
Total segments - adjusted                                      1,167             1,055             3,516            3,162
Reconciling items                                                 34                37                26               46
Special items                                                    (27)           (1,100)              (59)          (1,302)
                                                      ---------------------------------------------------------------------
Total consolidated - reported                                 $1,174           $    (8)          $ 3,483          $ 1,906
                                                      =====================================================================

(Dollars in Millions)                 At September 30,   At December 31,
                                            1999               1998
--------------------------------------------------------------------------
SEGMENT ASSETS
Domestic telecom                               $41,681           $41,217
Global wireless                                  9,419             7,739
Directory                                        1,826             1,741
Other businesses                                 6,810             5,353
                                    --------------------------------------
Total segments - reported                       59,736            56,050
Reconciling items                                 (714)             (906)
                                    --------------------------------------
Total consolidated - reported                  $59,022           $55,144
                                    ======================================

Reconciling items include undistributed corporate expenses, corporate assets and intersegment eliminations. At December 31, 1998, corporate assets were comprised primarily of our investment in Viacom Inc. This investment was disposed of in December 1998 and January 1999. Assets for our Global Wireless segment increased primarily due to growth in the wireless network and additional investments in unconsolidated businesses, principally Omnitel and PrimeCo. Assets for our Other Businesses segment increased primarily due to the change in method of accounting for our investment in TCNZ, as described in Note 11.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

Our results for the first nine months of 1999 reflect strong growth in data and wireless services and sustained demand for basic telecommunications services.
We reported net income of $1,174 million or $.74 diluted earnings per share for the three month period ended September 30, 1999, compared to a net loss of $8 million or $.01 diluted loss per share for the three month period ended September 30, 1998. Reported net income for the first nine months of 1999 was $3,483 million or $2.20 diluted earnings per share, compared to net income of $1,906 million or $1.21 diluted earnings per share for the same period in 1998. Our reported results for the three and nine month periods in each year were affected by special items. After adjusting for such items, net income would have been $1,201 million or $.76 diluted earnings per share for the third quarter of 1999 and $1,092 million or $.69 diluted earnings per share for the third quarter of 1998. Adjusted net income for the first nine months of the year would have been $3,542 million or $2.24 diluted earnings per share in 1999 and $3,208 million or $2.03 diluted earnings per share in 1998. The table below summarizes reported and adjusted results of operations for each period.



(Dollars in Millions, Except Per Share Amounts)                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                                           1999             1998              1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                       $8,304           $7,910           $24,566         $23,489
Operating expenses                                                        6,186            6,780            18,223          18,694
                                                              ----------------------------------------------------------------------
Operating income                                                          2,118            1,130             6,343           4,795

REPORTED NET INCOME (LOSS)                                                1,174               (8)            3,483           1,906
                                                              ----------------------------------------------------------------------
Special items - pre-tax
  Merger transition costs                                                    45               52                97             107
 Retirement incentive costs                                                  --              747                --           1,021
 Other charges and special items                                             --              588                --             588
                                                              ----------------------------------------------------------------------
Total special items - pre-tax                                                45            1,387                97           1,716
  Tax effect of special items & other tax-related items                      18              287                38             414
                                                              ----------------------------------------------------------------------
Total special items - after-tax                                              27            1,100                59           1,302
                                                              ----------------------------------------------------------------------
ADJUSTED NET INCOME                                                      $1,201           $1,092           $ 3,542         $ 3,208
                                                              ======================================================================

DILUTED EARNINGS (LOSS) PER SHARE - REPORTED                             $  .74            $(.01)          $  2.20           $1.21
DILUTED EARNINGS PER SHARE - ADJUSTED                                    $  .76             $.69           $  2.24           $2.03

The following table shows how special items are reflected in our condensed consolidated statements of income for each period.

(Dollars in Millions)                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                                          1999              1998             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
EMPLOYEE COSTS
Retirement incentive costs                                               $  --            $  747            $  --           $1,021
Merger transition costs                                                     18                 3               32                9
Other special items                                                         --                30               --               30

OTHER OPERATING EXPENSES
Merger transition costs                                                     27                49               65               98
Video-related charges                                                       --                15               --               15
Write-down of assets                                                        --                40               --               40
Other special items                                                         --                 8               --                8

INCOME/LOSS FROM UNCONSOLIDATED BUSINESSES
Write-down of Asian investments                                             --               485               --              485
Write-down of video investments                                             --                 8               --                8

OTHER INCOME AND EXPENSE, NET
Write-down of assets                                                        --               (45)              --              (45)

INTEREST EXPENSE
Write-down of assets                                                        --                47               --               47
                                                                --------------------------------------------------------------------
TOTAL SPECIAL ITEMS - PRE-TAX                                               45             1,387               97            1,716
Tax effect of special items & other tax-related items                       18               287               38              414
                                                                --------------------------------------------------------------------
TOTAL SPECIAL ITEMS - AFTER-TAX                                          $  27            $1,100            $  59           $1,302
                                                                ====================================================================


What follows is a further explanation of the nature and timing of these special items.

Merger-related Costs

In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $45 million in the third quarter of 1999 and $97 million in the first nine months of 1999. In 1998, pre-tax transition and integration costs totaled $52 million for the third quarter and $107 million year-to-date.

Transition and integration costs represent costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs, advertising and branding costs, and costs associated with the elimination and consolidation of duplicate facilities, relocation and retraining. Transition and integration costs are expensed as incurred.

These merger-related costs were comprised of the following amounts in the three and nine-month periods ended September 30, 1999 and 1998.

(Dollars in Millions)                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                          1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------------
TRANSITION AND INTEGRATION COSTS
Systems modifications                                      $43              $42              $89              $80
Advertising                                                 --                6               --               15
Branding                                                     1                2                1                9
Relocation, retraining and other                             1                2                7                3
                                                   -------------------------------------------------------------------
Total Transition and Integration Costs                     $45              $52              $97             $107
                                                   ===================================================================

Retirement Incentives

In the third quarter of 1998, we recorded retirement incentive costs of $747 million (pre-tax) as a result of 5,231 associate employees electing to leave the company under a voluntary retirement program. For the first nine months of 1998, retirement incentive costs totaled $1,021 million, representing 7,299 associate employees who elected to retire under the program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The voluntary retirement program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

Other Charges and Special Items
----------------------------------------------------------------------------

In the third quarter and nine month period ended September 30, 1998, we recorded other charges and special items totaling $588 million in connection with the write-down of Asian investments and obsolete or impaired assets and for other special items during the period. These charges are comprised of the following significant items.

Asian Investments

In the third quarter of 1998, we recorded pre-tax charges of $485 million to adjust the carrying value of two Asian investments - TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. We account for these investments under the cost method.

The charges were necessary because we determined that the decline in the estimated fair values of each of these investments was other than temporary. We determined the fair values of these investments by discounting estimated future cash flows.

Video-related Charges

During 1998, we recorded pre-tax charges of $23 million related primarily to wireline and other nonsatellite video initiatives. We made a strategic decision in 1998 to focus our video efforts on satellite service offered in conjunction with DirecTV and USSB. We communicated the decision to stop providing wireline video services to subscribers and offered them the opportunity to subscribe to the satellite-based video service that we introduced in 1998. In the third quarter of 1998, we decided to dispose of these wireline video assets by sale or abandonment, and we conducted an impairment review under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We based our estimate on an estimate of cash flows expected to result from the use of the assets prior to their disposal and the net proceeds (if any) expected to result from the disposal.

Write-down of Other Assets and Other Items

Results for the third quarter and year-to-date 1998 also included a pre-tax charge, net of minority interest, of $42 million for the write-down of fixed assets (primarily buildings and wireless communications equipment) and capitalized interest associated with our Mexican wireless investment - Nuevo Grupo Iusacell, S.A. de C.V. (Iusacell), parent of Grupo Iusacell, S.A. de C.V. We account for our Iusacell investment as a consolidated subsidiary.

These assets relate to Iusacell's trial of fixed wireless service provided over the 450 MHz frequency. While continuing this trial, Iusacell has been considering whether or not to pursue its rights to acquire 450 MHz licenses for other areas or to offer new services. Iusacell concluded that, in view of the capability of CDMA technology and the success it had with its deployment, an impairment existed with respect to assets related to the 450 MHz technology since the carrying value of these assets exceeded the sum of the estimated future cash flows associated with the assets. Iusacell is currently in discussions with the Mexican Federal Telecommunications Commissions (COFETEL) as to the status of Iusacell's 450 MHz frequency trial and the terms under which Iusacell could acquire certain 450 MHz licenses. Iusacell anticipates a resolution with the COFETEL as to the status of their 450 MHz trial and license opportunities by the end of the first quarter of 2000. At that time, we hope to have available the full facts to decide Iusacell's overall strategy concerning the 450 MHz licenses.

Other items arising during the three and nine months periods ended September 30, 1998 included charges totaling $38 million principally associated with the settlement of labor contracts in August 1998.

SEGMENTAL RESULTS OF OPERATIONS

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Global Wireless, Directory and Other Businesses. You can find additional information about our segments in Note 12 to the condensed consolidated financial statements.

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


(Dollars in Millions)                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                               1999              1998              1999            1998
--------------------------------------------------------------------------------------------------------------------------
DOMESTIC TELECOM
Reported net income                                           $ 837             $ 261            $2,585          $1,697
Special items                                                    25               544                54             744
                                                   -----------------------------------------------------------------------
Adjusted net income                                           $ 862             $ 805            $2,639          $2,441
                                                   =======================================================================

WIRELESS
Reported net income (loss)                                    $ 133             $ (97)           $  287          $   (2)
Special items                                                    --               178                --             178
                                                   -----------------------------------------------------------------------
Adjusted net income                                           $ 133             $  81            $  287          $  176
                                                   =======================================================================

DIRECTORY
Reported net income                                           $ 146             $ 120            $  499          $  450
Special items                                                     2                14                 5              14
                                                   -----------------------------------------------------------------------
Adjusted net income                                           $ 148             $ 134            $  504          $  464
                                                   =======================================================================

OTHER BUSINESSES
Reported net income (loss)                                    $  24             $(329)           $   86          $ (283)
Special items                                                    --               364                --             364
                                                   -----------------------------------------------------------------------
Adjusted net income                                           $  24             $  35            $   86          $   81
                                                   =======================================================================
RECONCILING ITEMS
Reported net income                                           $  34             $  37            $   26          $   44
Special items                                                    --                --                --               2
                                                   -----------------------------------------------------------------------
Adjusted net income                                           $  34             $  37            $   26          $   46
                                                   =======================================================================

Domestic Telecom

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



                                                   Three Months Ended             Nine Months Ended
(Dollars in Millions)                                September 30,                  September 30,
                                                     1999      1998    % Change     1999     1998    % Change
-------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Local services                                       $3,648    $3,527       3.4%   $10,752  $10,353       3.9%
Network access services                               1,973     1,893       4.2      5,905    5,743       2.8
Long distance services                                  455       489      (7.0)     1,370    1,465      (6.5)
Ancillary services                                      567       549       3.3      1,630    1,556       4.8
                                                   -------------------            -----------------
                                                      6,643     6,458       2.9     19,657   19,117       2.8
                                                   -------------------            -----------------

OPERATING EXPENSES
Employee costs                                        1,846     1,806       2.2      5,441    5,491       (.9)
Depreciation and amortization                         1,388     1,313       5.7      4,087    3,862       5.8
Other operating expenses                              1,792     1,788        .2      5,152    5,150        --
                                                   -------------------            -----------------
                                                      5,026     4,907       2.4     14,680   14,503       1.2
                                                   -------------------            -----------------
OPERATING INCOME                                     $1,617    $1,551       4.3    $ 4,977  $ 4,614       7.9
                                                   ===================            =================
ADJUSTED NET INCOME                                  $  862    $  805       7.1    $ 2,639  $ 2,441       8.1


OPERATING REVENUES

Local Services

Local services revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

Growth in local services revenues of $121 million or 3.4% in the third quarter of 1999 and $399 million or 3.9% in the first nine months of 1999 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 3.4%. We had 42,739,000 switched access lines in service at September 30, 1999 compared to 41,316,000 switched access lines in service at September 30, 1998 (1998 access lines have been restated from the previously disclosed amount). Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

Local services revenue growth in 1999 also reflects strong customer demand and usage of our data transport and digital services such as Frame Relay, ISDN (Integrated Services Digital Network) and SMDS (Switched Multi-megabit Data Service). Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

Revenue growth from these factors was partially offset by a decline in revenues from our pay phone services due to the increasing popularity of wireless communications. In addition, the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers reduced revenues in 1999. Both periods of 1999 also included an accrual for a required rebate to customers in Massachusetts under New England Telephone and Telegraph Company's price cap plan.

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

Our network access services revenues grew $80 million or 4.2% in the third quarter of 1999 and $162 million or 2.8% in the first nine months of 1999, as compared to the same periods in 1998. This growth was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 4.2% from the third quarter of 1998 and 5.2% from the first nine months of 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of the network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

In addition, the three and nine month periods of 1999 included revenues received
from customers for the recovery of local number portability (LNP) costs.   LNP
allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in February 1999. LNP charges contributed approximately $28 million to network access services revenues in the third quarter of 1999 and approximately $58 million for the nine-month period ended September 30, 1999.

Volume-related growth was partially offset by net price reductions mandated by
federal and state price cap and incentive plans.   State public utility
commissions regulate our operating telephone subsidiaries with respect to certain intrastate rates and services and certain other matters. State rate reductions on access services included a New York State Public Service Commission (PSC) order that reduced revenues by $94 million annually, beginning
in the third quarter of 1998.   The negative effect of state price reductions
was lessened in the third quarter of 1999 as a result of the full-year recognition of these reductions in New York.

The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $235 million on an annual basis in connection with the FCC's Price Cap Plan. These rates will be in effect through June 2000. Interstate price decreases were $175 million on an annual basis for the period July 1998 through June 1999. The rates also include amounts necessary to recover our operating telephone subsidiaries' contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses. See "Recent Developments - FCC Regulation and Interstate Rates - Universal Service" for additional information on universal service.

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

The decline in long distance services revenues of $34 million or 7.0% in the third quarter of 1999 and $95 million or 6.5% year-to-date was principally caused by the competitive effects of presubscription for intraLATA toll services. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. Presubscription is now being offered in all states throughout our region. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by higher calling volumes.

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

In 1999, we recognized higher ancillary services revenues of $18 million or 3.3% in the third quarter and $74 million or 4.8% year-to-date over the corresponding periods last year. Revenue growth in both periods was principally due to higher demand for such services as systems integration, billing and collections, voice messaging, and customer premises equipment and wiring and maintenance. We also received higher payments of revenue in 1999 from competitive local exchange carriers for interconnection of their networks with our network.

OPERATING EXPENSES

Employee Costs

Employee costs, which consist of salaries, wages and other employee compensation, employee benefits and payroll taxes, increased by $40 million or 2.2% in the third quarter of 1999 as compared to the same period in 1998. Employee costs were higher in the quarterly period principally as a result of increased overtime pay for repair and maintenance activity due to severe rainstorms experienced throughout the region and as a result of increased salary
and wages for management and associate employees.   Higher employee force levels
during the third quarter period, relative to the same period last year, also contributed to expense growth. These cost increases were partially offset by lower pension and benefit costs. The decline in pension and benefit costs in 1999 was due to a number of factors, principally lower pension costs as a result of favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were partially offset by increased health care costs caused by inflation and benefit plan improvements provided for under new contracts with associate employees.

For the nine-month period ended September 30, 1999 employee costs declined by
$50 million or 0.9% over the corresponding period last year.   Employee costs
were lower on a year-to-date basis mainly as a result of reduced pension and benefits costs during the year. Increased salaries and wages for management and associate employees and increased overtime pay substantially offset pension and benefit reductions.

Employee costs were also reduced in both periods of 1999 by the effect of capitalizing employee-related expenses associated with developing internal use software under the new accounting standard, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For additional information on SOP No. 98-1, see Note 2 to the condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense increased $75 million or 5.7% in the third quarter of 1999 and $225 million or 5.8% in the first nine months of 1999, principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of SOP No. 98-1 also contributed to the increase in depreciation expense in 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. These factors were partially offset in both periods by the effect of lower rates of depreciation.

Other Operating Expenses

Other operating expenses remained relatively unchanged in the three and nine-month periods ended September 30, 1999 as compared to the same periods last year. Major components of other operating expense in both the 1999 periods included higher costs associated with entering new businesses such as long distance and data services and higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). We also recognized higher materials costs in the quarterly period as a result of severe rainstorms. The nine-month period also included higher Year 2000 readiness costs. These expense increases were largely offset in both periods by the effect of SOP No. 98-1 and by lower spending at our operating telephone subsidiaries for such expenditures as local number portability and rents.

For additional information on reciprocal compensation refer to "Recent Developments - Telecommunications Act of 1996 - Reciprocal Compensation."

Global Wireless

Our Global Wireless segment provides wireless telecommunications services to customers in 24 states in the United States and includes foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.



                                                 Three Months Ended              Nine Months Ended
(Dollars in Millions)                               September 30,                  September 30,
                                                   1999       1998    % Change     1999      1998    % Change
-------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Wireless services                                $1,187      $ 984       20.6%    $3,305   $2,792       18.4%
                                              ----------------------           --------------------
OPERATING EXPENSES
Employee costs                                      146        144        1.4        428      405        5.7
Depreciation and amortization                       159        150        6.0        483      431       12.1
Other operating expenses                            612        494       23.9      1,762    1,394       26.4
                                              ----------------------           --------------------
                                                    917        788       16.4      2,673    2,230       19.9
                                              ----------------------           --------------------
OPERATING INCOME                                 $  270      $ 196       37.8     $  632   $  562       12.5
                                              ======================           ====================
INCOME (LOSS) FROM UNCONSOLIDATED
  BUSINESSES                                     $   38      $ (14)        --     $   47   $  (81)        --

ADJUSTED NET INCOME                              $  133      $  81       64.2     $  287   $  176       63.1

OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew by $203 million or 20.6% in the third quarter of 1999 and $513 million or 18.4% in the first nine months of 1999, as compared to the same periods in 1998. This revenue growth was largely attributable to our domestic cellular subsidiary, Bell Atlantic Mobile, which contributed $166 million to revenue growth in the third quarter and $445 million in the first nine months of 1999. This growth was driven by customer additions and increased usage of our domestic wireless services. Our DigitalChoice SingleRate sm pricing plans fueled much of the growth. Our domestic cellular customer base grew 16.2% in the first nine months of 1999, over the same period last year. Total revenue per subscriber for our domestic cellular operations increased 2.3% for the third quarter of 1999 and 1.1% for the first nine months of 1999 over the corresponding periods in 1998. Revenues from Iusacell, our Mexican wireless investment, grew $43 million for the third quarter of 1999 and $85 million year-to-date 1999, principally as a result of subscriber growth and higher rates charged for services.

Revenue growth from our domestic and international cellular businesses was slightly offset by the effect of the December 1998 sale of our paging business.

OPERATING EXPENSES

Employee Costs

Employee costs increased by $2 million or 1.4% for the third quarter of 1999 and $23 million or 5.7% for the first nine months of 1999, principally as a result of higher work force levels at Bell Atlantic Mobile. Employee costs at Iusacell were lower in both the 1999 periods, principally due to a reduction in work force levels.

Depreciation and Amortization

Depreciation and amortization expense increased by $9 million or 6.0% for the third quarter of 1999 and $52 million or 12.1% for the first nine months of 1999. This increase was mainly attributable to growth in depreciable cellular plant at Bell Atlantic Mobile. Capital expenditures for our domestic cellular network have increased in 1999 to support greater demand in all markets.

Other Operating Expenses

For the third quarter of 1999, other operating expenses increased by $118 million or 23.9% and $368 million or 26.4% for the first nine months of 1999, principally as a result of increased service costs at Bell Atlantic Mobile due to the growth in the subscriber base, including additional costs of equipment, higher roaming payments to wireless carriers, and higher sales commissions. Higher service costs at Iusacell also contributed to expense growth in both periods of 1999, but to a lesser extent. These factors were slightly offset by the effect of the December 1998 sale of our paging business.

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES

The changes in equity income (loss) from unconsolidated businesses for the three and nine month periods ended September 30, 1999 were principally due to improved results from our investments in Omnitel Pronto Italia S.p.A. (Omnitel), a wireless investment in Italy, and PrimeCo Personal Communications, L.P. (PrimeCo), a personal communications services (PCS) joint venture in the United States. Both Omnitel's and PrimeCo's operating results were fueled by strong subscriber growth. PrimeCo's results for the first nine months of 1999 also included a gain on the sale of operations in Hawaii.

Directory

Our Directory segment consists of our domestic and international publishing businesses, including print directories and Internet-based shopping guides as well as website creation and hosting and other electronic commerce services.

This segment has operations principally in the United States and Central Europe.

                                                 Three Months Ended             Nine Months Ended
(Dollars in Millions)                              September 30,                  September 30,
                                                   1999      1998    % Change     1999     1998    % Change
-----------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED  BASIS

OPERATING REVENUES
Directory services                                  $501      $486       3.1%    $1,669   $1,622       2.9%

OPERATING EXPENSES
Employee costs                                        78        82      (4.9)       237      251      (5.6)
Depreciation and amortization                          8         9     (11.1)        27       26       3.8
Other operating expenses                             160       164      (2.4)       542      548      (1.1)
                                                -------------------             -----------------
                                                     246       255      (3.5)       806      825      (2.3)
                                                -------------------             -----------------
OPERATING INCOME                                    $255      $231      10.4    $   863  $   797       8.3
                                                ===================             =================
ADJUSTED NET INCOME                                 $148      $134      10.4    $   504  $   464       8.6


OPERATING REVENUES

Operating revenues from our Directory segment improved by $15 million or 3.1% in the third quarter of 1999 and $47 million or 2.9% in the first nine months of 1999, as compared to the same periods in 1998. This revenue growth was principally due to increased prices for certain directory services. Higher business volumes including revenue from new Internet-based shopping directory and electronic commerce services also contributed to revenue growth in the both periods of 1999, but to a lesser extent.

OPERATING EXPENSES

Third quarter 1999 total operating expenses declined $9 million or 3.5% and nine month 1999 total operating expenses declined $19 million or 2.3% from the corresponding periods in 1998. These decreases were largely attributable to lower work force levels. Lower spending for maintenance, repair and other costs of services also contributed to the decline in operating costs in 1999.

Other Businesses

Our Other Businesses segment includes international wireline telecommunications investments in Europe and the Pacific Rim, lease financing and all other businesses.


                                                 Three Months Ended             Nine Months Ended
(Dollars in Millions)                              September 30,                  September 30,
                                                   1999      1998    % Change     1999      1998    % Change
------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Other services                                      $  34     $  28      21.4%     $ 100    $  88       13.6%
                                                 --------------------           -------------------
OPERATING EXPENSES
Employee costs                                          2         3     (33.3)         8       11      (27.3)
Depreciation and amortization                          --         1        --          3        3         --
Other operating expenses                               23        24      (4.2)        70       82      (14.6)
                                                 --------------------           -------------------
                                                       25        28     (10.7)        81       96      (15.6)
                                                 --------------------           -------------------
OPERATING INCOME (LOSS)                             $   9     $  --        --      $  19    $  (8)        --
                                                 ====================           ===================
INCOME FROM UNCONSOLIDATED BUSINESSES               $  16     $  26     (38.5)     $  59    $  53       11.3

ADJUSTED NET INCOME                                 $  24     $  35     (31.4)     $  86    $  81        6.2

OPERATING RESULTS

Operating income results from our Other Businesses increased $9 million in the third quarter of 1999 and $27 million in the first nine months of 1999 over the same periods in 1998. This change was largely due to operating revenue growth and lower operating expenses at our lease financing businesses.

Income from unconsolidated businesses decreased by $10 million in the third quarter of 1999 and increased $6 million in the first nine months of 1999 over the same periods in 1998. Results declined in the third quarter of 1999 principally as a result of higher equity losses from our investment in FLAG Ltd.
(FLAG), which owns an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. Results for the nine-month period ended September 30, 1999 reflect lower equity losses of FLAG, principally due to the effect of one-time charges recorded 1998. Our three and nine month results were also affected by lower equity income from our investment in Cable & Wireless Communications plc (CWC), an international cable television and telecommunications operation in the United Kingdom.

Effective May 31, 1999, we took steps to disaffiliate from Telecom Corporation of New Zealand Limited (TCNZ). As a result, we no longer have significant influence over TCNZ's operating and financial policies and, therefore, have changed the accounting for our investment in TCNZ from the equity method to the cost method. The change in the method of accounting for this investment is not expected to have a material effect on our future results of operations. We currently hold a 24.94% interest in TCNZ.

Coincident with our change to the cost method of accounting, our investment in TCNZ is now subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under these provisions, our TCNZ shares are classified as "available-for-sale" securities and, accordingly, our TCNZ investment has been adjusted from a carrying value of $363 million to its fair value of $1,748 million at September 30, 1999. The increased value of our investment is recorded in Investments in Unconsolidated Businesses in our balance sheet. The unrealized holding gain of $900 million (net of income taxes of $485 million) has been recognized in Accumulated Other Comprehensive Income
(Loss) in our statement of changes in shareowners' investment.

NONOPERATING ITEMS

The following discussion of nonoperating items is based on the amounts reported in our consolidated financial statements.

                                                        Three Months Ended               Nine Months Ended
(Dollars in Millions)                                     September 30,                    September 30,
                                                         1999       1998     % Change     1999       1998    % Change
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Total interest expense - reported                       $   309    $   359      (13.9)%  $   939   $ 1,032       (9.0)%
 Special item - write-down of assets                         --        (47)                   --       (47)
 Settlement of tax-related matters                           --         --                    --       (46)
                                                       --------------------             -------------------
Interest expense - excluding special item
 and tax settlement                                         309        312       (1.0)       939       939         --
Capitalized interest costs                                   25         24        4.2         64        67       (4.5)
                                                       --------------------             -------------------
Total interest cost on debt balances                    $   334    $   336        (.6)   $ 1,003   $ 1,006        (.3)
                                                       ====================             ===================
Average debt outstanding                                $20,762    $19,874        4.5    $20,346   $19,937        2.1
Effective interest rate                                     6.4%       6.8%                  6.6%      6.7%

The decline in interest expense in the three and nine months ended September 30, 1999, as compared to the same periods in 1998, was principally attributable to the effect of a special item recorded in 1998 related to the write-down of Iusacell's fixed assets, as described earlier in the Overview section. Interest expense for the nine-month period was also affected by added interests costs recorded in 1998 in connection with the settlement of tax-related matters. Excluding these items, we reduced our interest cost on debt balances in both periods of 1999 due to several refinancings to lower rates of interest, retirements of long-term debt by our operating telephone subsidiaries and an overall decrease in our effective interest rate. These decreases were partially offset by higher average debt outstanding.

                                                        Three Months Ended               Nine Months Ended
(Dollars in Millions)                                     September 30,                    September 30,
                                                          1999       1998    % Change     1999       1998    % Change
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSE), NET
Minority interest income (expense), net                    $ (33)    $   5         --%     $ (82)    $ (56)     (46.4)%
Foreign currency gains (losses),  net                         (2)       26         --         20        41      (51.2)
Interest income                                                5        11      (54.5)        25        75      (66.7)
Gains on disposition of assets/business, net                  40        (1)        --         49        25       96.0
Other, net                                                     2         2         --         23        14       64.3
                                                       --------------------             -------------------
Total-reported                                             $  12     $  43      (72.1)     $  35     $  99      (64.6)
                                                       ====================             ===================

The change in other income and expense in the three and nine months ended September 30, 1999, as compared to the same periods in 1998, was due to changes in several components as shown in the table above. The change in minority interest was largely due to the recognition of minority interest expense in both
the 1999 periods related to our investment in Iusacell.   In 1998, we recorded
minority interest income for Iusacell, principally resulting from the write-down
of fixed assets as described earlier.   Further contributing to the change, in
1999 we no longer record a minority interest expense related to the outside party's share of the subsidiary's earnings in connection with the sale of our investment in Viacom Inc. (Viacom).

Foreign exchange gains were affected in 1999 as a result of the discontinuation of highly inflationary accounting for our Iusacell subsidiary, effective January 1, 1999. As a result of this change, Iusacell now uses the Mexican peso as its functional currency and we expect that our earnings will continue to be affected by any foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell. Also, in 1998 we recognized higher foreign exchange gains associated with other international investments. Finally, in the third quarter of 1999, we recorded higher gains on the disposition of assets, primarily due to the sale of real estate in New York. In 1998, we recorded additional interest income in connection with the settlement of tax-related matters.

(Dollars in Millions)                          Nine Months Ended September 30,
                                                    1999             1998
------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATES                          37.3%            43.2%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for the nine-month period ended September 30, 1999 was lower than the corresponding period in 1998, primarily due to the write-down of certain international investments in the third quarter of 1998 for which no tax benefit was provided. This factor was partially offset by lower tax credits in 1999, as well as adjustments to deferred income taxes at certain subsidiaries in 1998.

CONSOLIDATED FINANCIAL CONDITION

                                                  Nine Months Ended
(Dollars in Millions)                               September 30,
                                                   1999       1998    $ Change
------------------------------------------------------------------------------
Cash Flows From (Used In)
Operating activities                              $ 7,405   $ 7,350      $  55
Investing activities                               (5,462)   (5,408)       (54)
Financing activities                               (1,916)   (1,644)      (272)
                                                  -----------------------------
Increase in Cash and Cash Equivalents             $    27   $   298      $(271)
                                                  =============================

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at September 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows From Operating Activities

The increase in cash flows from operating activities in 1999 was due to growth in operating income, partially offset by changes in working capital. The change in working capital was caused primarily by the effect of our retirement incentive program which concluded in 1998.

Cash Flows Used In Investing Activities

Capital expenditures continued to be our primary use of capital resources. The majority of the capital expenditures was for our Domestic Telecom business, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We invested approximately $4,968 million in our Domestic Telecom business in the first nine months of 1999, compared to $4,766 million in the first nine months of 1998. We also invested approximately $848 million in our Wireless, Directory and Other Businesses in the first nine months of 1999, compared to $655 million during the same period last year. In 1999, we expect total capital expenditures to be in the range of $8.3 billion to $8.5 billion.

We invested $872 million in unconsolidated businesses during the first nine months of 1999 and $529 million during the same period in 1998. In June 1999, we invested $635 million in our Omnitel investment, increasing our ownership percentage from 19.71% to 23.1%. In April 1998, we invested $162 million in Omnitel to increase our ownership interest from 17.45% to 19.71%. We also invested $200 million in the first nine months of 1999 and $270 million in the first nine months of 1998 in PrimeCo to fund the build-out and operations of its PCS network. Other cash investments of $37 million in 1999 and $97 million in 1998 were primarily in our leasing business.

During the first nine months of 1999, we invested $43 million in short-term investments, compared to $294 million during the same period last year. In 1998, we pre-funded a vacation pay trust for the payment of certain employee benefits. Beginning in 1999, we no longer pre-fund the vacation pay trust. Proceeds from the sales of all short-term investments were $785 million in the first nine months of 1999, compared to $854 million in the corresponding period of 1998.

In the first nine months of 1999, we received cash proceeds of $612 million in connection with the disposition of our remaining investment in Viacom.

Cash Flows Used In Financing Activities

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In each of the first, second and third quarters of 1999, we announced a quarterly cash dividend of $.385 per share.

In March 1999, we received cash proceeds of $380 million from a financing transaction involving cellular assets between Bell Atlantic Mobile and Crown Castle International Corporation. A joint venture was formed for the primary purpose of financing Bell Atlantic Mobile's investment in cellular towers. Bell Atlantic Mobile, together with certain partnerships in which it is the managing partner (the "managed entities"), contributed to the joint venture approximately 1,460 cellular towers in exchange for approximately $380 million in cash and an equity interest of approximately 37.7% in the joint venture. Bell Atlantic Mobile and the managed entities have leased back a portion of the towers, and the joint venture will lease the remaining space to third parties. The joint venture also plans to build new towers.

We increased our total debt (including capital lease obligations) by $115 million from December 31, 1998, primarily to fund our capital program including investments in Omnitel and PrimeCo, partially offset by the use of cash proceeds received from the disposition of our remaining investment in Viacom. Our debt ratio was 57.2% as of September 30, 1999, compared to 61.5% as of September 30, 1998 and 61.3% as of December 31, 1998. The debt ratio at September 30, 1999 reflects the effect of recording an unrealized holding gain of $900 million, net of taxes, related to our TCNZ investment, as described earlier under "Segmental Results of Operations-Other Businesses." By the end of 1999, we expect our total debt level to increase by approximately $2.0 billion to $2.5 billion from the balance at December 31, 1998, subject to any modification of our investment strategy. A significant portion of the increase is being driven by our additional investment in Omnitel, the purchase of cellular properties, funding of employee benefit trusts, and ongoing investment in our wireline and wireless networks.

As of September 30, 1999, we had in excess of $4.4 billion of unused bank lines of credit and $96 million in bank borrowings outstanding. As of September 30, 1999, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $2.9 billion of unsecured debt securities. The debt securities of those subsidiaries continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the ratings of certain of our subsidiaries under review for potential downgrade.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes may be issued from time to time by our subsidiary, Bell Atlantic Global Funding, Inc. (BAGF), and will have the benefit of a support agreement between BAGF and Bell Atlantic. There have been no notes issued under this program.

In the second quarter of 1999, our operating telephone subsidiary New England Telephone and Telegraph Company issued $200 million of 5.875% notes due on April 15, 2009. The proceeds from the issuance were used to redeem $200 million of 7.375% notes due on October 15, 2007. We recorded an extraordinary charge of $1 million (net of an income tax benefit of $1 million) related to this redemption. We also recorded an extraordinary charge of $5 million (net of an income tax benefit of $3 million) in the second quarter of 1999 in connection with the repurchase of $57 million in principal amount of debentures of certain of operating telephone subsidiaries. In 1998, our wholly owned subsidiary, Bell Atlantic Financial Services, Inc. (FSI), issued exchangeable notes totaling $5,635 million. Proceeds of the offerings were used for repayment of a portion of our short-term debt and other general corporate purposes. You should read
Note 6 to the condensed consolidated financial statements for additional information on these exchangeable notes.

In connection with our investment in Iusacell, as of September 30, 1999, we received cash proceeds totaling $119 million from the public offering of its shares. See Note 4 for additional information on Iusacell and these share offerings.

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

It is our policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters, hedging the value of certain international investments, and protecting against earnings and cash flow volatility resulting from changes in foreign exchange rates. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risk associated with our exchangeable notes as discussed below.

Exchangeable Notes

In 1998, we issued exchangeable notes as described in Note 6 to the condensed consolidated financial statements. These financial instruments expose us to market risk, including foreign exchange rate risk, interest rate risk and equity price risk which could affect the fair values of the notes and our future earnings.

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

Market risk that could affect our future earnings includes:

 . Equity price and/or foreign exchange rate movements, because these movements may result in our TCNZ shares rising to a level greater than 120% of the share price at the pricing date of the offering. Similar movements may cause the price of our CWC shares to rise to a level greater than 128% of the share price at the pricing date of the offering. If either event should occur, we are required to increase the applicable exchangeable note liability by the amount of the increase in share price over the exchange price. This mark-to-market transaction would reduce income by the amount of the increase in the exchangeable note liability. If the share price subsequently declines, the liability would be reduced (but not to less than its amortized carrying value) and income would be increased. At September 30, 1999, the fair values of the underlying TCNZ shares or CWC shares did not exceed the recorded values of the debt liability and, therefore, no mark-to-market adjustments were recorded to our financial statements.

   Interest rate movements will not impact earnings, because the exchangeable notes carry a fixed interest rate and there is no requirement to mark to market the notes based on changes in interest rates.

The following sensitivity analysis measures the effect on earnings due to changes in the underlying share prices of the TCNZ and CWC stock.

 . At September 30, 1999, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93 and the exchange price for the CWC shares (expressed as American Depositary Shares) was $57.89.

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

A proposed restructuring of our investment in CWC, as discussed in Note 11 to the condensed consolidated financial statements, would change the securities to be delivered upon exchange for the CWC exchangeable notes. Under this restructuring, we would receive shares of two companies acquiring the businesses of CWC in exchange for our CWC shares.

Equity Price Risk

We also have equity price risk associated with our investments, primarily in common stock, that are carried at their fair value. These investments are subject to changes in the market prices of the securities.

Investments recorded at their fair value totaled $1,873 million at September 30, 1999 and $29 million at December 31, 1998. The increase from December 31, 1998 was primarily due to a mark-to-market adjustment of $1,385 million associated with a change in accounting for our TCNZ investment from the equity method to the cost method. Note 11 of our condensed consolidated financial statements provides additional information on our TCNZ investment.

A sensitivity analysis of our investments recorded at their fair value indicated that a 10% increase or decrease in the fair value of these securities would result in a $187 million increase or decrease in the fair value of the investments. A change in fair value, net of income taxes, would be recognized in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareowners' investment.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
Proposed Bell Atlantic - GTE Merger

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

We are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

Future operating revenues, expenses and net income of the combined company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in our discussion of our own historical results of operations and financial condition. You should refer to Note 9 to the condensed consolidated financial statements for pro forma financial information for the nine-month period ended September 30, 1999.

RECENT DEVELOPMENTS

PROPOSED DOMESTIC WIRELESS TRANSACTIONS

Vodafone AirTouch

On September 21, 1999, we signed a definitive agreement with Vodafone AirTouch plc (Vodafone AirTouch) to create a national wireless business composed of both companies' U.S. wireless assets. The completion of this transaction is subject to a number of conditions, including certain regulatory approvals and the approval of the shareholders of Vodafone AirTouch. We expect the transaction to close in 6 to 12 months from the date we signed the agreement. In the first year following the completion of the merger between Bell Atlantic and GTE, we estimate that the new wireless business will dilute the combined company's earnings per share (EPS) by 3% on a cash basis and 7% on a generally accepted accounting principles (GAAP) basis. You should also read Note 10 to the condensed consolidated financial statements for additional information about this proposed domestic wireless business.

Frontier Cellular

On July 20, 1999, Bell Atlantic Mobile announced that it would purchase Frontier Corporation's (Frontier) interests in wireless properties doing business under the Frontier Cellular name. Bell Atlantic Mobile currently owns 50% of the Frontier Cellular business. The transaction is expected to close in the fourth quarter of 1999.

INVESTMENTS IN UNCONSOLIDATED BUSINESSES

Agreement with Metromedia Fiber Network, Inc.

On October 7, 1999, we announced a strategic agreement with Metromedia Fiber Network, Inc. (MFN), a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. Our agreement with MFN has two parts.

First, we will acquire approximately $550 million of long-term capacity on MFN's fiber optic networks. Of the $550 million, 10% is payable in November 1999 and 30% will be paid in each of the first three years of the contract.

Second, we will invest up to approximately $700 million to acquire up to 9.9% of the equity of MFN through the purchase of newly issued shares at $28 per share. We also will purchase up to approximately $975 million in debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $34 per share, increasing our potential equity investment in MFN to about 19.9% of the company. Our investment in MFN will be accounted for under the cost method. Certain aspects of this agreement are subject to the approval of various regulatory authorities, which we hope to obtain before the end of the year.

Proposed Restructure of PrimeCo Personal Communications, L.P.

On August 3, 1999, we and Vodafone AirTouch announced an agreement to restructure our ownership interests in PrimeCo Personal Communications, L.P. (PrimeCo), a partnership that was formed by us and Vodafone AirTouch in 1994 and provides personal communications services in major cities across the United States. Under the terms of that agreement, we would assume full ownership of PrimeCo operations in five "major trading areas" (MTAs) - Richmond, VA, New Orleans, LA and the Florida MTAs of Jacksonville, Tampa and Miami. Vodafone AirTouch would assume full ownership of the remaining five PrimeCo MTAs - Chicago, IL, Milwaukee, WI and the Texas MTAs of Dallas, San Antonio and Houston.

Under the terms of the Wireless Co. agreement described earlier and in Note 10 to the condensed consolidated financial statements, Bell Atlantic and Vodafone AirTouch agreed to suspend the August 3, 1999 agreement to restructure PrimeCo ownership interests, with certain limited exceptions. As a result, actions to allocate most PrimeCo markets would not commence prior to February 2000 or may not occur at all based upon the timing of the completion of the proposed domestic wireless transaction with Vodafone AirTouch.

Proposed Restructure of Cable & Wireless Communications plc

On July 27, 1999, we announced an agreement with Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and Cable & Wireless Communications plc (CWC) for the proposed restructuring of CWC. We currently have an 18.6% ownership interest in CWC.

Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the other operations remain with Cable & Wireless. In exchange for our interest in CWC, we would receive shares in the two acquiring companies, representing approximately 11.2% of NTL and approximately 4.7% of Cable & Wireless. Upon completion of the restructuring, our previously issued $3,180 million in CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable & Wireless in proportion to the shares received in the restructuring. Upon exchange by investors, we retain the option to settle in cash or by delivery of the Cable & Wireless and NTL shares.

We expect the restructuring to result in a material non-cash gain. The transaction also may cause the exchangeable notes to be marked to market, resulting in a charge to income. See Note 6 to the condensed consolidated financial statements for additional information about the CWC exchangeable notes.

The completion of the restructuring is subject to a number of conditions and, assuming satisfaction of those conditions, is expected to close in the first half of 2000.

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

The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, we have filed to remove services in the interexchange basket from regulation, effective October 22, 1999. This will remove services with approximately $90 million in annual revenues from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

Universal Service

On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund will be reduced by approximately $107 million annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly.

STATE REGULATION

Pennsylvania

On September 30, 1999, the Pennsylvania Public Utility Commission (PUC) issued a final decision in its "Global" proceeding on telecommunications competition matters. The decision proposes to require our operating telephone subsidiary in Pennsylvania, Bell Atlantic - Pennsylvania, to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires Bell Atlantic - Pennsylvania to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that that classification is
supposed to give Bell Atlantic - Pennsylvania.   It sets a schedule of
prerequisites for state endorsement of a Bell Atlantic - Pennsylvania application to the FCC for permission to offer in-region long distance service under Section 271 of the Telecommunications Act of 1996 (1996 Act) that are likely to delay that endorsement. Bell Atlantic - Pennsylvania has challenged the lawfulness of this order in the Pennsylvania Supreme Court, the Commonwealth Court of Pennsylvania and the Federal District Court.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

On September 29, 1999, we filed our application with the FCC for permission to enter the in-region long distance market in New York. This filing followed nearly two years of proceedings before the New York PSC demonstrating that we have satisfied the 14-point "checklist" required under the 1996 Act for entry into the in-region long distance market. The filing also followed an extensive seven-month third-party test of our operations support systems (OSS) in New York conducted by KPMG Peat Marwick (KPMG) under the direction of the New York PSC. On October 19, 1999, the Chairman of the New York PSC filed a statement fully supporting our application. On November 1, 1999, the Department of Justice filed its evaluation on Bell Atlantic - New York's application. The Department of Justice stated that Bell Atlantic - New York had completed most of the actions necessary to achieve long distance relief, but that it had two areas of concern which "can be solved in a short time." We expect the FCC to render a decision on our application before year-end.

KPMG has been retained by the Massachusetts Department of Telecommunications and Energy to conduct a third-party test of our OSS in Massachusetts. The Massachusetts test is designed to build on the KPMG test of the similar systems in New York.

KPMG has also been retained by the Pennsylvania PUC to conduct a third-party test of our OSS in Pennsylvania. The New Jersey Board of Public Utilities is expected to retain KPMG to conduct a test of the New Jersey OSS that builds on the concurrent testing of similar systems in Pennsylvania. The Virginia State Corporation Commission has also begun an assessment of whether it should retain KPMG for the same purpose.

Unbundling of Network Elements

The FCC recently announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as our operating telephone subsidiaries, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas
(MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

With respect to new elements, the FCC concluded that new equipment to provide advanced services such as Asymmetric Digital Subscriber Line (ADSL) does not have to be unbundled. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport, known as enhanced extended loops or "EELs", must be made available under certain circumstances, but left to a further rulemaking certain issues relating to the use of EELs to substitute for special access services.

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

We are also seeking review of prior state regulatory commission decisions. The Massachusetts Department of Telecommunications and Energy modified its earlier decision, resulting in a reduction of our reciprocal compensation obligation. The New Jersey Board of Public Utilities and the West Virginia Public Service Commission have both issued favorable decisions on reciprocal compensation for Internet-bound traffic. The New York PSC issued a decision deciding that high volume, convergent traffic (which includes Internet-bound traffic) has different cost characteristics and should be compensated at the lower end-office rate.
The New York PSC determined that traffic in excess of a 3:1 ratio is presumed to be high volume, convergent traffic, although this presumption can be rebutted. Commissions in Delaware, Maryland, Pennsylvania, Rhode Island and Virginia have issued decisions requiring us to continue to pay reciprocal compensation on Internet-bound traffic. We currently estimate that our reciprocal compensation payment obligations will be approximately $400 million to $430 million in 1999.

COMPETITION

IntraLATA Toll Services

IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions, except where they cross state lines. All of our state regulatory commissions permit other carriers to offer intraLATA toll services.

Until the implementation of presubscription, intraLATA toll calls were completed by our operating telephone companies unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. All of our operating telephone companies have implemented presubscription.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues, which is being partially offset by an increase in intraLATA access revenues (see Domestic Telecom - Operating Revenues - Long Distance Services).

OTHER MATTERS
Year "2000" Update

We are now in the final stages of our program to evaluate and address the impact of the Year 2000 date transition on our operations. This program has included steps to:

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

STATE OF READINESS

For our operating telephone subsidiaries, centralized services entities and general corporate operations, the program has focused on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Our goal for these operations was to have our network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and we substantially met this goal. What follows is a more detailed breakdown of our efforts to date.

 .  Network Elements

   Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. We originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of November 1, 1999, we have completed the required repair/replacement of virtually all network elements requiring remediation.

 .  Application and Support Systems

   Approximately 1,200 application and systems support (i) the administration and maintenance of our network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. We originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of November 1, 1999, we have successfully completed the required repair/replacement of virtually all mission critical application and support systems.

 .  Information Technology Infrastructure

   Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise our information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, we originally assessed approximately 73% as compliant or to be retired. As previously reported, we have successfully completed remediation/replacement of all mission critical elements earlier this year.

Our project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by the operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and our effort to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries is virtually complete. Remediation/replacement or retirement of nonmission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non mission critical systems, are likely to continue throughout the balance of 1999.

For our other controlled or majority-owned subsidiaries, including Bell Atlantic Mobile, our Iusacell subsidiary and our directory companies, the inventory, assessment and remediation/replacement efforts for mission critical systems is substantially complete, and testing activities continue.

THIRD PARTY ISSUES

 . Vendors

  In general, our product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance status of a given product is typically determined using multiple sources of information, including our own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by us or contractors specializing in this type of review. We are also continuing Year 2000-related discussions with utilities and similar services providers. Although we have received assurances and other information suggesting that substantially all of our primary services providers have completed or are well along in their respective Year 2000 projects, we do not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. We also have participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum, an industry group comprised of leading local telecommunications services companies. We intend to monitor critical service provider activities, as appropriate, through the remainder of 1999.

 . Customers

  Our customers remain keenly interested in the progress of our Year 2000 efforts, and we anticipate increased demand for information, including detailed testing data and company-specific responses. We are providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but we do not expect any resulting warranty costs to be material. We are also analyzing and addressing Year 2000 issues in customer premise equipment (CPE), including CPE that we have sold or maintained. In general, the customer is responsible for CPE. However, customers could attribute a Year 2000 malfunction of their CPE, whether or not sold or maintained by us, to a failure of our network service. While network issues regarding E-911/911 are included in the "State of Readiness" discussion above, we also have a separate effort to identify and address Year 2000 issues for CPE and other equipment that we maintain for Public Safety Answering Points (PSAPs) which is used in connection with the provision of E-911/911 and related services. Our project to repair and replace E-911/911-related CPE that we maintain for various PSAPs to provide Year 2000 compliance of that CPE is virtually complete.

 . Interconnecting Carriers

  Our network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, our customers could experience impairment of service. We have participated in various internetworking testing efforts, as a member of the Association for Telecommunications Industry Solutions (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union
  (ITU). We intend to monitor the activities of the primary interconnecting carriers through the remainder of 1999.

COSTS

From the inception of our Year 2000 project through September 30, 1999, and based on the cost tracking methods we have historically applied to this project, we have incurred total pre-tax expenses of approximately $211 million, and we have made capital expenditures of approximately $153 million. For 1999, we expect total pre-tax expenses for our Year 2000 project not to exceed $125 million (approximately $89 million has been incurred through September 30, 1999) and total capital expenditures not to exceed $100 million (approximately $73 million has been made through September 30, 1999). We anticipate that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates have been included in our earnings targets, but should not be used as the sole gauge of progress on our Year 2000 project or as an indication of our Year 2000 readiness.

We have investments in various joint ventures and other interests. At this time, we do not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to our results of operations.

RISKS

The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of our normal business functions or operations, which could have a material adverse effect on our results of operations, liquidity or financial condition; however, we consider such a development remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond our control, including, for example, the final Year 2000 readiness of our suppliers, customers, interconnecting carriers, and joint venture and investment interests, we are unable to determine at this time the likelihood of a material impact on our results of operations, liquidity or financial condition due to such Year 2000 issues. However, we are taking appropriate prudent measures to mitigate that risk. We anticipate that, in the event of material interruption or failure of our service resulting from an actual or perceived Year 2000 problem within or beyond our control, we could be subject to third-party claims.

CONTINGENCY PLANS

As a public telecommunications carrier, we have had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. Our Year 2000 contingency plans are built upon our existing Emergency Preparedness and Disaster Recovery plans.

We will continue to fine-tune and test our corporate Year 2000 contingency plans to help ensure that core business functions and key support processes will continue to function without material disruption, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Individual business unit contingency plans for Year 2000 are being integrated and coordinated under an enterprise-wide command and control structure.


RECENT ACCOUNTING PRONOUNCEMENT

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

Under the amended pronouncement, Bell Atlantic must adopt SFAS No. 133 no later than January 1, 2001. We are currently evaluating the provisions of SFAS No.
133. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption. We have not estimated the effect of adoption as we believe that such a determination will not be meaningful until closer to the adoption date.

Other Information

At a Bell Atlantic Analyst Conference on November 8, 1999, we made the following statements:

 . We remain comfortable with current earnings estimates for 1999 of $2.99 to $3.03 per share, excluding transition and integration costs and other special items.

 . We are targeting consolidated revenue growth for the fourth quarter of 1999 of 6%, including the benefit of revenues from cellular properties, the purchase of which we expect to complete in the fourth quarter.

 .  We are targeting consolidated revenue growth on a stand alone basis
   (excluding the announced transactions with GTE and Vodafone AirTouch) of 6% in 2000.

 . We are targeting 2000 earnings growth on a stand alone basis within the 10% to 12% range, excluding special items.

 . We estimate that on a stand alone basis our capital spending will increase by $300 million to $500 million in 2000 over 1999 spending.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

 . the timing of, and regulatory or other conditions associated with, the completion of the merger with GTE and our ability to combine operations and obtain revenue enhancements and cost savings following the merger; and

 . the timing of, and regulatory or other conditions associated with, the completion of the wireless transaction with Vodafone AirTouch, and the ability of the new wireless enterprise to combine operations and obtain revenue enhancements and cost savings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Financial Condition section under the caption "Market Risk."

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------------

(a)  Exhibits:

     Exhibit
     Number
     ------

     10 U. S. Wireless Alliance Agreement, dated September 21, 1999, among Bell Atlantic Corporation and Vodafone AirTouch plc, including the forms of the Amended and Restated Partnership Agreement and the Investment Agreement.

     12   Ratio of Earnings to Fixed Charges.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1999:

     A Current Report on Form 8-K, dated July 21, 1999, was filed regarding our second quarter 1999 financial results.

     A Current Report on Form 8-K, dated August 26, 1999, was filed reporting unaudited pro forma combined condensed financial statements for GTE Corporation and Bell Atlantic Corporation for the six-month period ended June 30, 1999.

     A Current Report on Form 8-K, dated September 12, 1999, was filed regarding discussions with Vodafone AirTouch plc relating to the possibility of a U.S. business relationship.

     A Current Report on Form 8-K, dated September 21, 1999, was filed reporting that we have entered into a definitive agreement with Vodafone AirTouch plc for the creation of a new wireless business composed of the parties' U.S. wireless assets and providing certain information with regard to the proposed new wireless business that was given at a meeting with analysts on September 21, 1999.

Signatures
---------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BELL ATLANTIC CORPORATION

Date:  November 10, 1999              By /s/ Doreen A. Toben
                                        ----------------------------
                                         Doreen A. Toben
                                         Vice President - Controller
                                         (Principal Accounting Officer)




UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 5, 1999.

                                 Exhibit Index
                                 -------------

Exhibit
Number
------

10 U.S. Wireless Alliance Agreement, dated September 21, 1999, among Bell Atlantic Corporation and Vodafone AirTouch plc, including the forms of the Amended and Restated Partnership Agreement and the Investment Agreement.

12     Ratio of Earnings to Fixed Charges.

27     Financial Data Schedule.