Form 10-K405
period 1999-12-31
BELL ATLANTIC CORP
filed 2000-03-30
CIK 732712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           (Mark one)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                     OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from   to

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS             WHICH REGISTERED
                    -------------------             ----------------
      Common Stock, $.10 par value.........  New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At February 29, 2000, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $75,843,000,000.

   At February 29, 2000, 1,550,659,354 shares of the registrant's Common Stock were outstanding, after deducting 25,586,971 shares held in treasury.

   Documents incorporated by reference:

   Portions of the registrant's Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders (Part III).

================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------                                                                    ----
                                     PART I

 1.    Business...........................................................     1
 2.    Properties.........................................................    15
 3.    Legal Proceedings..................................................    16
 4.    Submission of Matters to a Vote of Security Holders................    16
Executive Officers of the Registrant......................................    16

                                     PART II

 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters................................................    17
 6.    Selected Financial Data............................................    17
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................    17
 7A.   Quantitative and Qualitative Disclosures About Market Risk.........    17
 8.    Financial Statements and Supplementary Data........................    17
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure...........................................    17

                                    PART III

10.    Directors and Executive Officers of the Registrant.................    18
11.    Executive Compensation.............................................    18
12.    Security Ownership of Certain Beneficial Owners and Management.....    18
13.    Certain Relationships and Related Transactions.....................    18

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...    19








       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 28, 2000

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

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom          Domestic wireline telecommunications services -
                          primarily our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, and Internet access services.

Global Wireless           Wireless telecommunications services to customers in
                          24 states in the United States and foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.

Directory                 Domestic and international publishing businesses,
                          including print directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in the United States and Central Europe.

Other Businesses          International wireline telecommunications investments
                          primarily in Europe and the Pacific Rim and lease
                          financing and other businesses.
--------------------------------------------------------------------------------
You can find financial information with respect to our segments in Note 18 to the consolidated financial statements.


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

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial purposes, the companies will be treated as if they had always been combined. At annual meetings held in May of 1999 the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission (FCC)) and receipt of opinions that the merger will be tax-free.

We are targeting completion of the merger in the second quarter of 2000.

                                DOMESTIC TELECOM

OPERATIONS

Our Domestic Telecom segment, primarily comprised of our nine operating telephone subsidiaries, provided approximately 79% of 1999 operating revenues. The operating telephone subsidiaries presently serve a territory consisting of 31 LATAs, or local access and transport areas, and provide mainly two types of telecommunications services:

 .    Exchange telecommunications service is the transmission of
     -----------------------------------
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services, and Centrex services. We also provide toll services within a LATA, including Wide Area Telecommunications Service and intraLATA toll (long distance) service. In New York State, we also provide interLATA toll (long distance) services.
 .    Exchange access service links a customer's premises and the transmission
     -----------------------
     facilities of other telecommunications carriers, generally interLATA (long distance) carriers. Examples of exchange access services include switched access and special access services.

We have organized our Domestic Telecom segment into business units operating across our telephone subsidiaries. The business units focus on specific market segments. We are not dependent on any single customer. The telephone subsidiaries remain responsible within their respective service areas for the provision of telephone services, financial performance, and regulatory matters.

The Consumer unit markets communications services to residential customers, as
    --------
well as operator services, within our territory (22 million households and 63 million people). 1999 revenues were approximately $10 billion, representing approximately 39% of Domestic Telecom's aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The General Business unit markets communications and information services to
    ----------------
small and medium-sized businesses, as well as pay telephone services, within our territory. The General Business unit has approximately 2.1 million customers in our territory and generated approximately $5 billion in revenues in 1999, representing approximately 19% of Domestic Telecom's aggregate revenues.

The Enterprise Business unit markets communications and information technology
    -------------------
and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state government. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems), video services (distance learning, telemedicine, and videoconferencing) and interactive multimedia applications services. The Enterprises Business unit also includes the Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system), as well as IP-based solutions (communications using internet protocol and internet services, including high-speed internet access). Global Networks, a unit of the Data Solutions Group, is building a next generation long distance network using ATM (asynchronous transfer mode) technology. 1999 revenues were approximately $5 billion, representing approximately 19% of Domestic Telecom's aggregate revenues.

The Network Services unit markets (i) switched and special access to the
    ----------------
telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. 1999 revenues were approximately $6 billion, representing approximately 23% of Domestic Telecom's aggregate revenues. Approximately 75% of total Network Services revenues were derived from interexchange carriers. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies, and other local exchange carriers which resell network connections to their own customers.

TELECOMMUNICATIONS ACT OF 1996

The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the Modification of Final Judgment (MFJ), a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies (BOC), including ours, to engage in manufacturing and to provide long distance service under certain conditions.

First, the 1996 Act permitted us to apply immediately for state approval to offer long distance services originating outside of the states where our operating telephone subsidiaries operate as local exchange carriers. Our wireless businesses also were permitted immediately to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

Second, the 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where our telephone subsidiaries operate as local exchange carriers), once we have demonstrated to the FCC that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

In-Region Long Distance

On December 22, 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. The FCC concluded that we have satisfied the 14-point "competitive checklist" required under the 1996 Act for entry into the in-region long distance market, and that our entry into the long distance business in New York would benefit the public interest. Following the FCC's decision, AT&T and Covad sought a stay of the Commission's order. The stay request was denied, first by the FCC and later by the U.S. Court of Appeals. AT&T's and Covad's appeal of the order remains pending and is proceeding on an accelerated schedule, with argument scheduled for April 2000.

KPMG LLP (KPMG), which conducted an extensive third-party test of our operations support systems (OSS) in New York under the supervision of the New York Public Service Commission, has been retained by the Massachusetts Department of Telecommunications and Energy to conduct a third-party test of our OSS in Massachusetts. The Massachusetts test is designed to build on the KPMG test of the similar systems in New York.

KPMG has also been retained by the Pennsylvania Public Utility Commission to conduct a third-party test of our OSS in Pennsylvania and by the New Jersey Board of Public Utilities to conduct a test of the New Jersey OSS that builds on the concurrent testing of the similar systems in Pennsylvania. The Virginia State Corporation Commission has also retained KPMG for the same purpose.

The timing of our long distance entry in each of our remaining 13 jurisdictions depends on the receipt of FCC approval.

We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations, or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

FCC REGULATION AND INTERSTATE RATES

The operating telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1999, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone companies' facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that the telephone companies' non-usage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates.

In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established. The final phase of this restructuring was completed on January 1, 2000.

Price Caps

Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (productivity factor) and adjusted upward by an allowance for inflation (GDP-PI). Our annual price cap filing, effective July 1, 1999, reflects the effects of the current productivity factor of 6.5%.

In May 1999, the U. S. Court of Appeals reversed the FCC's order that adopted the 6.5 % productivity factor. The Court concluded that the FCC had not justified its choice of a productivity factor and directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The Court granted the FCC a stay of its order, however, until April 1, 2000. As a result, the FCC is now conducting a proceeding to determine an appropriate productivity factor in response to the Court's order.

At the same time, the FCC is considering a proposal to further restructure access rates by an industry coalition that includes both local exchange carriers (including Bell Atlantic) and long distance carriers. Among other things, that proposal would set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers would no longer be required to make further annual price cap reductions to their switched access prices. To allow time to consider this industry proposal, parties have requested that the Court further extend the stay of its price cap decision order until June 30, 2000.

The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. In order to take advantage of this relief, however, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below certain thresholds, and we have not filed for this relief. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, effective in October 1999, we removed approximately $90 million in annual revenues of our services in the interexchange basket from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

Universal Service

In July 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's order implementing the "universal service" provision of the 1996 Act. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize high cost areas, low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The Court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly because we will no longer have to recover these contributions in our rates. AT&T and MCI WorldCom, Inc. have since asked the U.S. Supreme Court to review this latter portion of the appeals court decision. Other parties have asked the U.S. Supreme Court to review additional aspects of the court of appeals decision.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism will provide additional support for local telephone services in several states served by Bell Atlantic. State regulatory commissions must take these funds into account in the ratemaking process.

Unbundling of Network Elements

In November 1999, the FCC announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as our operating telephone subsidiaries, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas
(MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

With respect to new elements, the FCC concluded that new equipment to provide advanced services such as Asymmetric Digital Subscriber Line (ADSL) does not have to be unbundled as a general matter. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport must be made available under certain circumstances, but left to a further rulemaking that it initiated certain issues relating to the use of these combinations to substitute for special access services. While this rulemaking proceeds, the FCC adopted interim rules limiting the instances in which such combinations of elements must be made available. The FCC set a target date of June 30, 2000 to decide the further rulemaking.

In addition to the unbundling requirements released in November 1999, the FCC released an order on December 9, 1999 in a separate proceeding requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services.

STATE REGULATION OF RATES AND SERVICES

State public utility commissions regulate our operating telephone subsidiaries with respect to certain intrastate rates and services and certain other matters. In most jurisdictions the telephone subsidiaries have been able to replace rate of return regulation with price regulation plans.

New York Telephone

    New York
The New York State Public Service Commission has regulated New York Telephone under the Performance Incentive Plan since 1995. The plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict New York Telephone's earnings. The plan:

 .    caps prices at current rates for "basic" services such as residence and business exchange access, residence and business local calling, and LifeLine Service;

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

Bell Atlantic - New Jersey

The 1992 New Jersey Telecommunications Act classifies telecommunications services as "Competitive" or "Protected." "Protected telephone services" include basic residence and business local service, touch tone, access services and the ordering, installation and restoration of these services. Bell Atlantic - New Jersey provides "Protected telephone services" and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which is scheduled to expire on December 31, 2000.

There is no cap on earnings for Rate-Regulated Services. Under the terms of the Plan, Bell Atlantic - New Jersey shares equally with ratepayers earnings above a 13.7% return on equity for Rate-Regulated Services.

Bell Atlantic - New Jersey may petition the New Jersey Board of Public Utilities to reclassify services from "Protected" to "Competitive" and may change prices for any Competitive service without prior regulatory review or approval.

Bell Atlantic - Pennsylvania

The Pennsylvania Public Utility Commission (PUC) regulates Bell Atlantic - Pennsylvania under an Alternative Regulation Plan approved in 1994. The plan provides for a pure price cap plan with no sharing of earnings with customers and replaces rate base, rate of return regulation.

 .   Competitive Services, including directory advertising, billing services,
    Centrex service, paging, speed calling, repeat calling, and HiCap and business services provided to larger customers are price deregulated.

 .   All Noncompetitive Services are price regulated. The plan:

      . permits annual price increases up to, but not exceeding, the GDP-PI minus 2.93%;

      .  requires annual price decreases when the GDP-PI falls below 2.93%;

      . caps prices for protected services, including residential and business basic exchange services, special access and switched access, through 1999; and

      .  permits revenue-neutral rate restructuring for noncompetitive services.

The PUC's order approving the Bell Atlantic-GTE merger extended the cap on residential and business basic exchange services through 2003.

The plan requires Bell Atlantic - Pennsylvania to provide a Lifeline Service for residential customers. The plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

From September 1998 through February 1999, the PUC sponsored a multi-party global telecommunications settlement proceeding aimed at resolving issues in a number of contentious telecommunications regulatory dockets at the PUC. On September 30, 1999, the PUC issued a final decision in its Global proceeding on telecommunications competition matters. The decision proposes to require Bell Atlantic - Pennsylvania, to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires Bell Atlantic - Pennsylvania to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that that classification is supposed to give Bell Atlantic - Pennsylvania. It sets a schedule of prerequisites for state endorsement of a Bell Atlantic - Pennsylvania application to the FCC for permission to offer in-region long distance service under Section 271 of the 1996 Act that are likely to delay that endorsement. Bell Atlantic - Pennsylvania has challenged the lawfulness of this order in the Pennsylvania Supreme Court, the Commonwealth Court of Pennsylvania, and the Federal District Court.

On January 18, 2000, Bell Atlantic - Pennsylvania and fourteen other parties submitted to the PUC a Joint Petition for Settlement to resolve the appeals from the Global Order. If approved by the PUC, the settlement will eliminate the wholesale/retail separate subsidiary requirement and replace it with a requirement to establish an advanced services affiliate. The settlement would also expedite the process to obtain state endorsement of any Bell Atlantic - Pennsylvania application to the FCC for permission to offer long distance service. On February 2, 2000, the Commonwealth Court denied the PUC's request to consider the settlement and set an expedited briefing schedule for the appeals. On February 22, 2000, the PUC and Bell Atlantic - Pennsylvania appealed this determination to the Pennsylvania Supreme Court, and the matter is pending.

New England Telephone

   Maine
In 1995, the Maine Public Utilities Commission adopted a five year price cap plan for New England Telephone, with the provision for a five year extension after review by the state commission. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on New England Telephone's earnings. The Commission also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed.

   Massachusetts
In 1995, the Massachusetts Department of Telecommunications and Energy approved a price regulation plan for New England Telephone through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit New England Telephone's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. In addition, New England Telephone's service quality performance levels in any given month could result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

   New Hampshire
New England Telephone's operations in New Hampshire are subject to rate of return regulation.

   Rhode Island
In 1996, the Rhode Island Public Utilities Commission approved an incentive regulation plan for New England Telephone. The plan has no set term or expiration, although there are opportunities for annual review by the state commission, and there is no earnings cap or sharing mechanism. Other features of the plan include: more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999. On April 28, 1999, the Commission opened dockets to review New England Telephone's earnings and its form of regulation. To date, those dockets remain open, but no substantive action has been taken.

   Vermont
New England Telephone traditionally has been subject to rate of return regulation. The Vermont Public Service Board, however, has approved a five year incentive regulation plan that will provide New England Telephone increased flexibility to introduce and price new products and services. The plan also removes most restrictions on New England Telephone's earnings from Vermont operations during the life of the plan and contains no productivity adjustment. The plan will limit New England Telephone's ability to raise prices on existing products and services, and will require revenue reductions of $16.5 million at the outset of the plan; $6.5 million during the first year of the plan; and approximately $6.0 million over the subsequent years of the plan. The plan also will require certain service quality improvements subject to financial penalty.

Bell Atlantic - Maryland

In 1996, the Public Service Commission of Maryland approved a price cap plan for regulating the intrastate services provided by Bell Atlantic - Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation (CPI). Rates for Competitive Services may be increased without regulatory limits. Regulation of profits is eliminated.

Bell Atlantic - Virginia

Effective in 1995, the Virginia State Corporation Commission approved an alternative regulatory plan that regulates Bell Atlantic - Virginia's Noncompetitive Services on a price cap basis and does not regulate Bell Atlantic
- Virginia's Competitive Services. The plan includes a moratorium on rate increases for basic local telephone service until 2001 and eliminates regulation of profits. In its November 1999 Order approving the Bell Atlantic - GTE merger, the Commission conditioned its approval by extending the moratorium on rate increases for basic local services to 2004.

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

Bell Atlantic - Delaware

In 1994, Bell Atlantic - Delaware elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (Delaware Telecommunications Act). The Delaware Telecommunications Act provides that:

 . the prices of "Basic Telephone Services" (e.g., dial-tone and local usage) will remain regulated and cannot change in any one year by more than the GDP-PI less 3%;

 .  the prices of "Discretionary Services" (e.g., Identa Ring(SM) and Call
   Waiting) cannot increase more than 15% per year per service;

 . the prices of "Competitive Services" (e.g., voice messaging and message toll service) are not subject to tariff or regulation; and

 . Bell Atlantic - Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission during the fifth year of the plan. In March 1998, the Commission approved Bell Atlantic - Delaware's request to continue under the Delaware Telecommunications Act until March 2002.

Bell Atlantic - Washington, D.C.

In 1996, the District of Columbia Public Service Commission approved a price cap plan for intra-Washington, D.C. services provided by Bell Atlantic - Washington, D.C. In 1999, the Commission modified the plan and extended it through the end of 2001. Key provisions of the plan, as extended, include:

 .  a term of two additional years, through December 31, 2001;

 .  retention of three service categories: basic, discretionary, and competitive;

 . caps on certain basic residential rates for the extended term of the plan and elimination of the prior rate adjustment formula (GDP-PI minus 3%);

 .  discretionary service rate increases of up to 15% annually;

 .  elimination of price limits on competitive service rates;

 .  elimination of the regulation of profits;

 .  guaranteed $4.3 million reduction in basic rates during the next two years;
   and

 .  contribution of $1.5 million to the Infrastructure Trust Fund.

RECIPROCAL COMPENSATION

State regulatory decisions have required us to pay "reciprocal compensation" under the 1996 Act for the increasing volume of one-way traffic from our customers to customers of other carriers, primarily calls to Internet service providers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The U.S. Court of Appeals has vacated and remanded the FCC's decision for a better explanation of why this traffic is interstate.

Based upon the FCC's February 1999 decision, the Massachusetts Department of Telecommunications and Energy modified its earlier decision, resulting in a reduction of our reciprocal compensation obligation. Both the New Jersey Board of Public Utilities and the West Virginia Public Service Commission also have issued favorable decisions on reciprocal compensation for Internet-bound traffic. The New York PSC issued a decision that high volume, convergent traffic (which includes Internet-bound traffic) has different cost characteristics and should be compensated at the lower end-office rate. The New York PSC determined that traffic in excess of a 3:1 ratio is presumed to be high volume, convergent traffic, although this presumption may be rebutted. The Virginia State Corporation Commission has denied jurisdiction over compensation for Internet access and has referred us and other parties to the FCC. Commissions in Delaware, Maryland, Pennsylvania and Rhode Island have issued decisions requiring us to continue to pay reciprocal compensation on Internet-bound traffic. We currently estimate that our reciprocal compensation payment obligations will be approximately $500 million to $550 million in 2000.

COMPETITION

Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services

The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in our territory. The 1996 Act has significantly increased the level of competition in our local exchange markets.

One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our operating telephone subsidiaries, to permit potential competitors (competitive local exchange carriers, or CLEC) to:

   .  purchase service from the ILEC for resale to CLEC customers

   .  purchase unbundled network elements from the ILEC, and/or

   .  interconnect the CLEC network with the ILEC's network.

The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

Negotiations between the operating telephone subsidiaries and various CLECs, and arbitrations before state public utility commissions, have continued. As of January 31, 2000, the operating telephone subsidiaries had entered into approximately 1,316 agreements with CLECs covering all of our territory, of which 1,045 have been approved by state regulators.

We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 2000 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our operating telephone subsidiaries' service. Under the various agreements and arbitrations discussed above, our operating telephone subsidiaries are generally required to sell their services to CLECs at discounts ranging from approximately 14% to 29% from the prices our operating telephone subsidiaries charge their retail customers.

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

Until the implementation of "presubscription," intraLATA toll calls were completed by our operating telephone subsidiaries unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. All of our operating telephone subsidiaries have implemented presubscription.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues. However, the negative effect has been partially mitigated by an increase in intraLATA network access revenues.

Alternative Access

A substantial portion of our operating telephone subsidiaries' revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

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

Wireless Services

Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end users. Wireless portable telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission. Our investment in wireless services is described below under the section "Global Wireless."

Public Telephone Services

We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

Alternative operator services providers have entered into competition with our operator services product line.

AGREEMENT WITH METROMEDIA FIBER NETWORK, INC.

On October 7, 1999, we announced a strategic agreement with Metromedia Fiber Network, Inc. (MFN), a domestic and international provider of fiber optic networks in major metropolitan markets, pursuant to which we agreed to acquire approximately $550 million of long-term capacity on MFN's fiber optic networks and to make an investment of approximately $1.7 billion.


                                    DIRECTORY

Through Bell Atlantic Yellow Pages Company, Bell Atlantic Electronic Commerce Services, Inc. and other subsidiaries, we publish printed and electronic directories and provide Internet-based electronic shopping guides, as well as website creation and other electronic commerce services. Our directory publishing business produces over 600 domestic and international Yellow Page directories with over 900,000 advertisers and distributes approximately 80 million copies annually in its regional markets, as well as in Poland, the Czech Republic, Slovakia, Greece, Gibraltar and China. We provide on-line shopping services with more than 10,000 advertisers and nearly 23 million visits per month. 1999 revenues from the Directory segment were approximately $2.3 billion.

                                 GLOBAL WIRELESS

1999 revenues from our Global Wireless segment were approximately $4.5 billion.

United States

We provide wireless communications services in the United States principally through our subsidiary, Bell Atlantic Mobile (BAM), and PrimeCo Personal Communications, L.P. (PrimeCo), a joint venture.

BAM provides wireless services to approximately 7.7 million customers in the Northeast, mid-Atlantic, Southeast and Southwest portions of the United States. BAM competes with other cellular carriers and personal communications service
(PCS) providers licensed by the FCC. Competing providers offer competitive pricing plans, digital technology, and enhanced calling features. BAM has introduced new pricing plans designed to meet this new competition, and offers digital service as well as enhanced calling features in its markets.

PrimeCo is a partnership between Bell Atlantic and AirTouch Communications which provides PCS services in over 30 major cities across the United States. At year-end PrimeCo had approximately 1.4 million customers. Since 1994 we have invested approximately $2 billion in PrimeCo to fund its operations and the build-out of its PCS network.

Proposed Domestic Wireless Transactions

On September 21, 1999, we signed a definitive agreement with Vodafone AirTouch plc (Vodafone AirTouch) to create a national wireless business (Wireless Co.) composed of both companies' U.S. wireless assets. The completion of this transaction is subject to a number of conditions, including certain regulatory approvals. In February 2000, we signed an agreement with ALLTEL Corporation to exchange certain wireless interests. This agreement eliminates all of the overlapping cellular operations that would be created by the combination of Bell Atlantic and Vodafone AirTouch properties. We expect to complete the Vodafone AirTouch transaction in April 2000.

On August 3, 1999, Bell Atlantic and Vodafone AirTouch announced an agreement to restructure our ownership interests in PrimeCo. Under the terms of that agreement, we would assume full ownership of PrimeCo operations in five "major trading areas" (MTAs) - Richmond, VA, New Orleans, LA and the Florida MTAs of Jacksonville, Tampa and Miami. Vodafone AirTouch would assume full ownership of the remaining five PrimeCo MTAs - Chicago, IL, Milwaukee, WI and the Texas MTAs of Dallas, San Antonio and Houston.

Under the terms of the Wireless Co. agreement described earlier, Bell Atlantic and Vodafone AirTouch agreed to suspend the August 3, 1999 agreement to restructure PrimeCo ownership interests, with certain limited exceptions. As a result, no action will be taken to allocate most PrimeCo markets unless either we or Vodafone AirTouch give notice to initiate such an allocation. Neither party has given such notice.

In January 2000, we and Vodafone AirTouch purchased the remaining 20% partnership interest in the Texas MTAs of Dallas, San Antonio and Houston held by TXU Communications Holding Company (TXU). We invested $196 million to acquire 55% of the TXU partnership interest. Vodafone AirTouch will own the remaining 45% of the TXU partnership interest.

Mexico

We have a 40.2% economic interest in Nuevo Grupo Iusacell, S.A. de C.V. (Iusacell), a telecommunications company in Mexico whose primary business is the provision of wireless telephone service. The Peralta Group, the other principal shareholder of Iusacell, holds approximately 40.2%, and the remaining 19.6% is held by public shareholders.

Since 1993, we have invested approximately $1.2 billion in Iusacell. In the first quarter of 1997, we consummated a restructuring of our investment in Iusacell to permit us to assume control of its board of directors and management. At year end, Iusacell had approximately 1.3 million subscribers.

Italy

We have an economic interest of approximately 23% in Omnitel Pronto Italia, S.p.A. (Omnitel), an Italian digital cellular telecommunications company. Since 1994 we have invested approximately $1.2 billion in Omnitel. At year-end, Omnitel had approximately 10.4 million subscribers.

Greece

We have a 20% economic interest in STET Hellas Telecommunications S.A. (STET Hellas), which holds one of three nationwide licenses for cellular services in Greece. At year-end, STET Hellas had approximately 1.2 million subscribers.

Czech Republic and Slovakia

We have an economic interest of approximately 25% in EuroTel Praha s r.o. and EuroTel Bratislava a.s., which have been operating cellular systems in the Czech Republic and Slovakia, respectively, since 1991. At year-end EuroTel Praha had approximately 1.1 million subscribers and Eurotel Bratislava had approximately 267,000 subscribers.

Indonesia

We have an economic interest of approximately 23% in P.T. Excelcomindo Pratama (Excelcomindo), which holds a nationwide license to provide cellular service in Indonesia.

                                OTHER BUSINESSES

1999 revenues from our Other Businesses were approximately $151 million.

New Zealand

We have a 24.94% economic interest in Telecom Corporation of New Zealand Limited
(TCNZ). TCNZ is the principal provider of telecommunications services in New Zealand, offering local service, national and international long distance service, cellular service and Internet access. TCNZ faces increasing competition in most of its markets. The New Zealand government retains a single share in TCNZ, which gives the government the right to limit residential local service price increases to no more than the rate of inflation and requires a flat-rate local calling option for residential customers.

In February 1998, we monetized our investment in TCNZ and issued approximately $2.5 billion in five year notes, which are exchangeable into shares of TCNZ at the option of the holder after September 1, 1999. Upon exchange by the holders, we retain the option to settle in cash or by delivery of shares. None of the notes have been exchanged.

Great Britain

We have an 18.6% economic interest in Cable & Wireless Communications, plc
(CWC), which was created in April 1997 through the merger of Mercury Communications, NYNEX CableComms, and Bell Cablemedia, following the acquisition of Videotron Holdings by Bell Cablemedia. CWC provides telecommunications and CATV services.

On July 27, 1999, we announced our agreement to a proposal by Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and CWC for the proposed restructuring of CWC. Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the other operations would be acquired by Cable & Wireless. In exchange for our interest in CWC, we would receive shares in the two acquiring companies, representing approximately 9.1% of the NTL shares currently outstanding and approximately 4.6% of the Cable & Wireless shares currently outstanding.

The completion of the restructuring is subject to a number of conditions and, assuming satisfaction of those conditions, is expected to close in the first half of 2000.

In August 1998 we monetized our investment in CWC and issued approximately $3,180 million in notes which are exchangeable into shares of CWC at the option of the holder after July 1, 2002. Upon completion of the restructuring, our previously issued $3,180 million in CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable & Wireless in proportion to the shares received in the restructuring. Upon exchange by the holders, we retain the option to settle in cash or by delivery of shares.

Thailand

We have an economic interest of 18.2% in TelecomAsia Corporation Public Company Limited (TelecomAsia), which operates a telecommunications network and CATV system in metropolitan Bangkok. At year-end, TelecomAsia had approximately 1.4 million telephony lines billed. It is anticipated that, on or about March 31, 2000, our economic interest in Telecom Asia will drop to approximately 13.8% in connection with an increase in capital of the company and the issuance of preference shares to a major creditor of the company as part of the company's debt restructuring. Under the terms of the issuance, we would have the right, commencing March 31, 2002 and continuing for six years thereafter, to purchase our pro rata portion of common shares from the creditor at a formula price, and thereby restore our 18.2% interest in TelecomAsia.

Philippines

We have a 19.36% economic interest in Bayan Telecommunications Holdings Corporation (BayanTel), a local exchange provider. At December 31, 1999, BayanTel had approximately 252,000 access lines.

FLAG

FLAG Limited (FLAG) owns and operates an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. FLAG launched commercial service in the fourth quarter of 1997. We have invested approximately $227 million in the venture since 1994.

At December 31, 1999, we had an approximately 34% interest in FLAG and an approximately 5% interest in the parent company of FLAG, FLAG Telecom Holding Limited (FLAG Telecom). In January 2000, we exchanged our shares in FLAG for an interest in FLAG Telecom resulting in an aggregate interest in FLAG Telecom of approximately 38%. There was no impact to our financial statements or our effective ownership interest as a result of this transaction.

In February 2000, FLAG Telecom conducted an initial public offering. The primary offering consisted of approximately 28 million of newly issued common shares. Certain existing shareowners also participated in a secondary offering in which approximately 8 million of their common shares were sold. We did not acquire any new shares in the primary offering, nor did we participate in the secondary offering. As a result, our current ownership interest has been reduced to approximately 30%.

                                    EMPLOYEES

As of December 31, 1999, Bell Atlantic and its subsidiaries had approximately 145,000 employees. Unions represent approximately 69% of our employees. Collective bargaining agreements with the unions expire in August 2000.

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

 . the timing of, and regulatory or other conditions associated with, the completion of the merger with GTE and our ability to combine operations and obtain revenue enhancement and cost savings following the merger; and

 . the timing of, and regulatory or other conditions associated with, the completion of the wireless transaction with Vodafone AirTouch, and the ability of the new wireless enterprise to combine operations and obtain revenue enhancements and cost savings.

Item 2.  Properties

                                     GENERAL

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $89.2 billion at December 31, 1999 and $83.1 billion at December 31, 1998, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

                                                            1999           1998
                                                    ----------------------------
Outside communications plant                                40.7%          40.5%
Central office equipment                                    37.9           37.9
Land and buildings                                           8.3            8.5
Furniture, vehicles and other work equipment                 8.9            9.5
Other                                                        4.2            3.6
                                                    ----------------------------
                                                           100.0%         100.0%
                                                    ============================

Our properties are divided among our operating segments as follows:

                                                           1999           1998
                                                    ---------------------------
Domestic Telecom                                           87.4%          92.3%
Global Wireless                                            12.0            7.2
Directory                                                    .3             .4
Other Businesses                                             .3             .1
                                                    ---------------------------
                                                          100.0%         100.0%
                                                    ===========================

"Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, cellular plant, and telephone poles. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

The customers of our operating telephone subsidiaries are served by electronic switching systems that provide a wide variety of services. The operating telephone subsidiaries' network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1999, approximately 99% of the access lines were served by digital capability.

Substantially all of the assets of New York Telephone Company, totaling approximately $14.1 billion at December 31, 1999, are subject to the lien of New York Telephone Company's refunding mortgage bond indenture.


                              CAPITAL EXPENDITURES

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures for our Domestic Telecom business were approximately $7.5 billion in 1999, $6.4 billion in 1998 and $5.5 billion in 1997. Capital expenditures for our Global Wireless, Directory and Other Businesses were approximately $1.2 billion in 1999, $1.0 billion in 1998 and $1.1 billion in 1997. Capital expenditures exclude additions under capital leases. We expect capital expenditures in 2000 to be in the range of $8.9 billion to $9.2 billion.

Item 3.  Legal Proceedings

The New York State Attorney General's Office is conducting a grand jury investigation of possible environmental violations and false document charges relating to the former Orangeburg, New York Material Reclamation Center, which was operated by NYNEX Material Enterprises Company from 1988 to 1990; by Telesector Resources Group, Inc. from 1990 to May 1997; and under contract with Telesector Resources Group, Inc. by an unrelated company from May 1997 to October 1998, when the facility was closed. The Attorney General's Office has indicated that its investigation includes Telesector Resources Group, Inc., NYNEX Corporation and Bell Atlantic Corporation, but no charges have been filed against any of the foregoing companies, which are cooperating with the investigation.


Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.




                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to our executive officers.

                                                                                                   Held
       Name                 Age              Office                                                Since
-------------------------   ---   --------------------------------------------------------------   -----
Ivan G. Seidenberg           53   Chairman and Chief Executive Officer                              1998
Lawrence T. Babbio, Jr.      55   President and Chief Operating Officer                             1998
James G. Cullen              57   President and Chief Operating Officer                             1998
Jacquelyn B. Gates           48   Vice President - Ethics and Corporate Compliance                  1998
William F. Heitmann          51   Vice President - Treasurer (Acting)                               1999
John F. Killian              45   Vice President - Investor Relations                               1999
Mark J. Mathis               52   Executive Vice President and General Counsel  (Acting)            2000
Donald J. Sacco              58   Executive Vice President -  Human Resources                       1997
Frederic V. Salerno          56   Senior Executive Vice President and Chief Financial               1997
                                  Officer/Strategy and Business Development
Dennis F. Strigl             53   President and Chief Executive Officer - Global Wireless Group     1995
Thomas J. Tauke              49   Executive Vice President - External Affairs and Corporate         1999
                                  Communications (Acting)
Doreen A. Toben              50   Vice President - Controller                                       1998

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading in the common stock of Bell Atlantic is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1999, there were 1,028,500 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:


                                                 Market Price
                                     --------------------------------   Cash Dividend
                                             High              Low           Declared
--------------------------------------------------------------------------------------
1999:   First Quarter                    $60 7/16        $50   5/8             $.385
        Second Quarter                    65  3/8         50 15/16              .385
        Third Quarter                     68 3/16         60   1/4              .385
        Fourth Quarter                    69  1/2         59  3/16              .385

1998:   First Quarter                    $53             $42   3/8             $.385
        Second Quarter                    51  5/8         44 11/16              .385
        Third Quarter                     50 7/16         40  7/16              .385
        Fourth Quarter                    61 3/16         47   3/4              .385


Reflects 2-for-1 stock split declared and paid in second quarter of 1998.


Item 6.   Selected Financial Data

The information required by this item is included on page F-23 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included on pages F-2 through F-21 of this report.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages F-15 through F-17 of this report.


Item 8.   Financial Statements and Supplementary Data

The information required by this item is included on pages F-22 through F-55 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the Proxy Statement for our 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11.   Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

For information with respect to the security ownership of the Directors and Executive Officers, see the Proxy Statement for our 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, which is incorporated herein by reference.

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

Exhibit
Number
------

2 Agreement and Plan of Merger by and among Bell Atlantic Corporation, Beta Gamma Corporation and GTE Corporation, dated as of July 27, 1998. (Exhibit 2.01 to Form 8-K, date of report July 30, 1998.)

3a Restated Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"). (Exhibit 3(i) to Form 8-K, date of report August 14, 1997.)

3b By-Laws of Bell Atlantic, as amended and restated as of January 1, 1999. (Exhibit 3b to Form 10-K for the year ended December 31, 1998.)

4 No instrument which defines the rights of holders of long-term debt of Bell Atlantic and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998. (Exhibit 10a to Form 10-K for the year ended December 31, 1998.)*

10b      Description of Bell Atlantic Insurance Plan for Directors.*

10c Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance.*

10d Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995.)*

10e Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998. (Exhibit 10e to Form 10-K for the year ended December 31, 1998.)*

10f Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990.)*

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

10i Bell Atlantic Senior Management Income Deferral Plan, effective as of January 1, 1998. *

10j Bell Atlantic 1985 Incentive Stock Option Plan, restated as of June 1, 1999 to incorporate amendments adopted through May 31, 1999.*

10k Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974. *

10l Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986.)*

         10l(i) Description of Amendments, effective January 1, 1998, to Bell Atlantic Senior Management Long Term Disability Plan (formerly known, as the Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan). (Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997.)*

10m Bell Atlantic Salary Program for Senior Managers, effective August 14, 1997. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1997.)*

10n      (reserved)

10o Description of Bell Atlantic Senior Management Estate Management Plan, effective April 1, 1998. (Exhibit 10rr to Form 10-K for year ended December 31, 1997.)*

10p Description of Bell Atlantic Senior Management Flexible Spending Perquisite Account, effective January 1, 1998. (Exhibit 10ss to Form 10-K for year ended December 31, 1997.)*

10q      (reserved)

10r NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28) (i) 1 to NYNEX's filing on Form SE dated March 23, 1988, File No. 1-8608.)*

10s NYNEX 1990 Stock Option Plan as amended. (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10t NYNEX 1995 Stock Option Plan as amended. (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10u      (reserved)

10v NYNEX Supplemental Life Insurance Plan. (Exhibit No. 10 iii 21 to NYNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608.)*

10w Form of NYNEX Executive Retention Agreement with John Killian and Thomas J. Tauke. (Exhibit No. 10 iii 35 to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

10x Employment Agreement, dated June 30, 1995, between Cellco Partnership and Dennis Strigl, as amended.*

10y Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Lawrence T. Babbio, Jr.. (Exhibit 10a to Form 10-Q for the quarter ended June 30, 1998.)*

10z Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James G. Cullen. (Exhibit 10b to Form 10-Q for the quarter ended June 30, 1998.)*

         10z(i) Letter, dated November 4, 1999, to James G. Cullen concerning employment-related issues.*

10aa Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Frederic V. Salerno. (Exhibit 10c to Form 10-Q for the quarter ended June 30, 1998.)*

10bb Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Donald J. Sacco. (Exhibit 10d to Form 10-Q for the quarter ended June 30, 1998.)*

10cc Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Morrison DeS. Webb. (Exhibit 10e to Form 10-Q for the quarter ended June 30, 1998.)*

10dd Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James R. Young. (Exhibit 10f to Form 10-Q for the quarter ended June 30, 1998.)*

10ee Form of Amendment, dated as of October 27, 1998, to Employment Agreements with Lawrence T. Babbio, Jr., James G. Cullen, Frederic V. Salerno, Donald J. Sacco, Morrison DeS. Webb and James R. Young. (Exhibit 10ee to Form 10-K for the year ended December 31, 1998.)*

10ff Employment Agreement, dated as of January 1, 1999, by and between Bell Atlantic Corporation and Ivan G. Seidenberg. (Exhibit 10ff to Form 10-K for the year ended December 31, 1998.)*

10gg     (reserved)

10hh Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993.)*

10ii Form of stock option grant to Lawrence T. Babbio, Jr., dated February 18, 1997, containing terms and conditions of certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10q to Form 10-K for the year ended December 31, 1996.)*

10jj Form of Stay Incentive Agreement and Separation and Non-Compete Agreement with Doreen A. Toben with respect to the Bell Atlantic-NYNEX merger. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10kk Form of Stay Incentive Agreement, dated as of November 23, 1998, with Doreen A. Toben and Dennis Strigl with respect to the Bell Atlantic - GTE Merger. (Exhibit 10kk to Form 10-K for the year ended December 31, 1998.)*

10ll Form of Stay Incentive Agreement, dated as of November 23, 1998, with Thomas J. Tauke, William F. Heitmann, Mark J. Mathis, and John Killian. (Exhibit 10ll to Form 10-K for the year ended December 31, 1998.)*

10mm Form of Stay Incentive Agreement, dated as of November 23, 1998, with Jacquelyn B. Gates and Chester N. Watson. (Exhibit 10mm to Form 10-K for the year ended December 31, 1998.)*

10nn Form of Merger Agreement, dated as of January 29, 1999, with Doreen A. Toben, William F. Heitmann, and Mark J. Mathis. (Exhibit 10nn to Form 10-K for the year ended December 31, 1998.)*

10oo U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic Corporation and Vodafone AirTouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement. (Exhibit 10 to Form 10-Q for the quarter ended September 30, 1999.)

10pp     Form of Merger Agreement, dated as of January 29, 1999, with Jacquelyn
         B. Gates and Chester N. Watson. (Exhibit 10pp to Form 10-K for the year ended December 31, 1998.)*

10qq Stock Option Agreement, dated as of July 27, 1998, between Bell Atlantic Corporation and GTE Corporation. (Exhibit 10.01 to Form 8-K, date of report July 30, 1998.)*

10rr Stock Option Agreement, dated as of July 27, 1998, between GTE Corporation and Bell Atlantic Corporation. (Exhibit 10.02 to Form 8-K, date of report July 30, 1998.)*

12       Computation of Ratio of Earnings to Fixed Charges.

21       List of subsidiaries of Bell Atlantic.

23       Consent of Independent Accountants.

24       Powers of Attorney.

27       Financial Data Schedule.
-----------
*Indicates management contract or compensatory plan or arrangement.

(b)      Current Reports on Form 8-K filed during the quarter ended December 31,
         1999:

         A Current Report on Form 8-K, dated October 7, 1999, was filed regarding a strategic agreement with Metromedia Fiber Network, Inc.

         A Current Report on Form 8-K, dated October 20, 1999, was filed regarding Bell Atlantic's third quarter 1999 financial results.

         A Current Report on Form 8-K, dated November 16, 1999, was filed regarding a statement made on November 16, 1999 following an investment conference.

         A Current Report on From 8-K, dated November 19, 1999, was filed regarding the termination of discussions concerning a potential combination of the wireless properties of Nuevo Grupo Iusacell, S.A. de C.V. and cellular properties in Northern Mexico.

         A Current Report on Form 8-K, dated December 22, 1999, was filed regarding the approval by the Federal Communications Commission of our application to offer long distance service in New York.

         A Current Report on Form 8-K, dated December 27, 1999, was filed containing audited financial statements of Cellco Partnership and Subsidiaries at and for the years ended December 31, 1996, 1997 and 1998, together with a report of PricewaterhouseCoopers LLP, and unaudited financial statements at and for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELL ATLANTIC CORPORATION

                                                By /s/ Doreen A. Toben
                                                   -----------------------------
                                                         Doreen A. Toben
                                                         Vice President -
                                                         Controller

March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:    Chairman of the              * * *
 Ivan G. Seidenberg             Board and Chief                  *
                                Executive Officer                *
                                                                 *
Principal Financial Officer:    Senior Executive Vice            *
  Frederic V. Salerno           President and Chief              *
                                Financial Officer/Strategy and   *
                                Business Development             *
                                                                 *
Principal Accounting Officer:   Vice President - Controller      *
  Doreen A. Toben                                                *
                                                                 *
Directors:                                                       *
                                                                 *
  Lawrence T. Babbio, Jr.                                        * * *  By /s/ Doreen A. Toben
  Richard L. Carrion                                             *         --------------------------
  James G. Cullen                                                *          Doreen A. Toben
  Lodewijk J.R. de Vink                                          *          (individually and as
  James H. Gilliam, Jr.                                          *           attorney-in-fact)
  Stanley P. Goldstein                                           *           March 28, 2000
  Helene L. Kaplan                                               *
  Thomas H. Kean                                                 *
  Elizabeth T. Kennan                                            *
  John F. Maypole                                                *
  Joseph Neubauer                                                *
  Thomas H. O'Brien                                              *
  Eckhard Pfeiffer                                               *
  Hugh B. Price                                                  *
  Rozanne L. Ridgway                                             *
  Frederic V. Salerno                                            *
  Ivan G. Seidenberg                                             *
  Walter V. Shipley                                              *
  John R. Stafford                                               *
  Shirley Young                                            * * * *

                         INDEX TO FINANCIAL INFORMATION



                                                                     Page Number
                                                                     -----------



Management's Discussion and Analysis of Results of Operations
   and Financial Condition ........................................         F-2

Report of Management ..............................................         F-22

Report of Independent Accountants .................................         F-22

Selected Financial Data ...........................................         F-23

Consolidated Statements of Income
   For the years ended December 31, 1999, 1998, and 1997 ..........         F-24

Consolidated Balance Sheets
   December 31, 1999 and 1998 .....................................         F-25

Consolidated Statements of Changes in Shareowners' Investment
   For the years ended December 31, 1999, 1998, and 1997 ..........         F-26

Consolidated Statements of Cash Flows
   For the years ended December 31, 1999, 1998, and 1997 ..........         F-27

Notes to Consolidated Financial Statements ........................         F-28


Schedule II--Valuation and Qualifying Accounts
   For the years ended December 31, 1999, 1998, and 1997 ..........         F-56




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

We are in the midst of an extraordinarily eventful period in our history as we continue to transform our business, assembling the assets and capabilities to compete in a telecommunications industry that is rapidly consolidating and becoming global in scope. In 1999, we continued to deliver on our financial targets and made dramatic progress on the strategic front, as well.

Financially, we achieved our fifth consecutive year of double-digit earnings growth, accelerated our revenue growth to more than 5%, and did an excellent job of controlling costs and capturing synergy savings from the Bell Atlantic-NYNEX merger. In addition, we continued to aggressively invest in areas of new growth, namely data, wireless, and long distance.

On the strategic front, we became the first of our peers to enter the long distance market, gaining approval to offer long distance service in the State of New York in late December 1999. We believe that competition expands markets, and the opening of our network to other providers has created significant opportunities for us, not just in long distance, but as a wholesale provider, as well. During the year, we expanded our data capabilities for the large business customer with some targeted acquisitions and alliances. And we reached a strategic agreement with Metromedia Fiber Network, Inc. that gives us access to fiber-optic capacity in 50 cities across the country and several international locations. On the residential side, we accelerated the roll-out of our high-speed Internet access service, Digital Subscriber Line, aiming to be able to serve ten million households in early 2000.

In the wireless business, we announced that we will join the U.S. wireless assets of Bell Atlantic and Vodafone AirTouch plc which, with the addition of GTE Corporation's (GTE) U.S. wireless assets, will create a new nationwide wireless company serving 49 of the top 50 markets in the nation. In addition, we continued to fill out our regional footprint with a number of small acquisitions and fully acquired the cellular properties of Frontier Corporation. We extended digital coverage to 95% of our market and entered the fast-growing wireless data market with several commercial products in the fall of 1999. Internationally, we increased our equity stake in Omnitel Pronto Italia S.p.A. (Omnitel), the fastest growing wireless company in Europe, to 23.14% in 1999.

And we continued to make progress on our most important strategic initiative of all, the merger with GTE. The state approval process is complete, our discussions with the Federal Communications Commission (FCC) continue, and we aim for Bell Atlantic and GTE to be one company in the second quarter of 2000.

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In reviewing our operating performance, we discuss our results of operations on what we call an adjusted basis. This means we take our as-reported results and adjust for the effects of special items, which are of a nonoperational nature. We believe that this will assist readers in better understanding Bell Atlantic in terms of trends from period to period. A discussion of these special items, including tables which illustrate their effects on our consolidated statements of income, follows.

We reported net income of $4,202 million or $2.65 diluted earnings per share for the year ended December 31, 1999, compared to net income of $2,965 million or $1.86 diluted earnings per share for the year ended December 31, 1998. In 1997, we reported net income of $2,455 million or $1.56 diluted earnings per share.

Our reported results for all three years were affected by special items. After adjusting for such items, net income would have been $4,760 million or $3.01 diluted earnings per share in 1999, $4,323 million or $2.72 diluted earnings per share in 1998, and $3,847 million or $2.45 diluted earnings per share in 1997.

The table below summarizes reported and adjusted results of operations for each period.

                                                                (dollars in millions)
Years Ended December 31,                          1999           1998           1997
---------------------------------------------------------------------------------------
Operating revenues                            $ 33,174       $ 31,566       $ 30,194
Operating expenses                              24,679         24,939         24,853
                                            -------------------------------------------
Operating income                                 8,495          6,627          5,341

REPORTED NET INCOME                              4,202          2,965          2,455
                                            -------------------------------------------
Special items--pre-tax
  Mark-to-market adjustment for
   exchangeable notes                              664              -              -
  Merger-related costs                             205            196            519
  Retirement incentive costs                         -          1,021            513
  Other charges and special items                    -            589          1,041
                                            -------------------------------------------
Total special items--pre-tax                       869          1,806          2,073
  Tax effect and other tax-related items          (311)          (448)          (681)
                                            -------------------------------------------
Total special items--after-tax                     558          1,358          1,392
                                            -------------------------------------------
ADJUSTED NET INCOME                           $  4,760       $  4,323       $  3,847
                                            ===========================================

DILUTED EARNINGS PER SHARE--REPORTED          $   2.65       $   1.86       $   1.56
DILUTED EARNINGS PER SHARE--ADJUSTED          $   3.01       $   2.72       $   2.45

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------


The following table shows how special items are reflected in our consolidated statements of income for each period.

                                                         (dollars in millions)
Years Ended December 31,                       1999         1998         1997
--------------------------------------------------------------------------------

OPERATING REVENUES
Regulatory contingencies                    $     -      $     -      $   179
                                          --------------------------------------

EMPLOYEE COSTS
Retirement incentive costs                        -        1,021          513
Merger direct incremental costs                   -            -           53
Merger severance costs                            -            -          223
Merger transition costs                          58           15            4
Video-related charges                             -            -           12
Other special items                               -           30            -

DEPRECIATION AND AMORTIZATION
Write-down of assets                              -           40          300

OTHER OPERATING EXPENSES
Merger direct incremental costs                   -            -          147
Merger transition costs                         147          181           92
Video-related charges                             -           15           69
Real estate consolidation                         -            -           55
Regulatory, tax and legal contingencies
  and other special items                         -            9          347
                                          --------------------------------------
                                                205        1,311        1,815
                                          --------------------------------------

INCOME/LOSS FROM
  UNCONSOLIDATED BUSINESSES
Write-down of Asian investments                   -          485            -
Write-down of video investments                   -            8          162
Equity share of CWC formation costs               -            -           59
Gains on sales of investments                     -            -         (142)

OTHER INCOME AND EXPENSE, NET
Write-down of assets                              -          (45)           -

INTEREST EXPENSE
Write-down of assets                              -           47            -

MARK-TO-MARKET ADJUSTMENT FOR
  EXCHANGEABLE NOTES                            664            -            -
                                          --------------------------------------
TOTAL SPECIAL ITEMS--PRE-TAX                    869        1,806        2,073

PROVISION FOR INCOME TAXES
Tax effect of special items and
  other tax-related items                      (311)        (448)        (681)
                                          --------------------------------------
TOTAL SPECIAL ITEMS--AFTER-TAX               $   558      $ 1,358      $ 1,392
                                          ======================================


What follows is a further explanation of the nature and timing of these special items.

--------------------------------------------------------------------------------
Mark-to-Market Adjustment for Exchangeable Notes
--------------------------------------------------------------------------------

YEAR 1999
In the fourth quarter of 1999, we recorded a loss on a mark-to-market adjustment of $664 million ($432 million after-tax) related to our $3.2 billion notes exchangeable into shares of Cable & Wireless Communications plc (CWC). This noncash, nonoperational adjustment resulted in an increase in the carrying value of the debt obligation and a charge to income. This mark-to-market adjustment was required because the CWC exchangeable notes are indexed to the fair market value of CWC's common stock. At December 31, 1999, the price of CWC shares exceeded the exchange price established at the offering date. If the share price of CWC subsequently declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. A mark-to-market adjustment may be recorded monthly, recognizing either a gain or a loss, to reflect the difference between the CWC market price and the exchange price (no adjustment is required if the market price is below the exchange price). The CWC exchangeable notes may be exchanged beginning in July 2002. For additional information about the CWC exchangeable notes, see Note 10 to the consolidated financial statements.

--------------------------------------------------------------------------------
Merger-related Costs
--------------------------------------------------------------------------------

YEARS 1999, 1998 AND 1997
In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related costs totaling $205 million in 1999, $196 million in 1998, and $519 million in 1997.

In 1999 and 1998, all merger-related costs were transition and integration costs. Transition and integration costs represent costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs, advertising and branding costs, and costs associated with the elimination and consolidation of duplicate facilities, relocation and retraining. Transition and integration costs are expensed as incurred.

In 1997, direct incremental costs consisted of expenses associated with completing the merger transaction, such as professional and regulatory fees, compensation arrangements, and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the anticipated benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. During 1997, 1998, and 1999, 245, 856, and 231 management employees were separated with severance benefits. At December 31, 1999, the merger-related separations were completed and the remaining liability balance represents our obligation for ongoing separations under the pre-existing separation plan pays in accordance with SFAS No. 112.

Merger-related costs were comprised of the following amounts in each year:

                                                         (dollars in millions)
Years Ended December 31,                         1999        1998        1997
--------------------------------------------------------------------------------

TRANSITION AND INTEGRATION COSTS
Systems modifications                          $  186      $  149      $   36
Advertising                                         -          20           -
Branding                                            1          11          48
Relocation, training and other                     18          16          12
                                             -----------------------------------
TOTAL TRANSITION AND INTEGRATION COSTS            205         196          96
                                             ===================================

DIRECT INCREMENTAL COSTS
Professional services                                                      80
Compensation arrangements                                                  54
Shareowner-related                                                         16
Registration and other regulatory                                          18
Taxes and other                                                            32
                                                                     -----------
TOTAL DIRECT INCREMENTAL COSTS                                            200
                                                                     ===========

EMPLOYEE SEVERANCE COSTS                                                  223
                                             -----------------------------------
TOTAL MERGER-RELATED COSTS                     $  205      $  196      $  519
                                             ===================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Retirement Incentives
--------------------------------------------------------------------------------

YEARS 1998 AND 1997
In 1993, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan. Beginning in 1994, retirement incentives were offered under a voluntary program as a means of implementing substantially all of the work force reductions announced in 1993.

Since the inception of the retirement incentive program, we have recorded additional costs totaling approximately $3.0 billion (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:

                                                         (dollars in millions)
Years                                                  Amount       Employees
--------------------------------------------------------------------------------

1994                                                 $    694           7,209
1995                                                      515           4,759
1996                                                      236           2,996
1997                                                      513           4,311
1998                                                    1,021           7,299
                                                   -----------------------------
                                                     $  2,979          26,574
                                                   =============================


The additional costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to offset the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The voluntary retirement program covering associate employees was completed in September 1998. The severance and postretirement medical reserves balances were fully utilized at December 31, 1998. You can find additional information on retirement incentive costs in Note 16 to the consolidated financial statements.

--------------------------------------------------------------------------------
Other Charges and Special Items
--------------------------------------------------------------------------------

YEAR 1998
During 1998, we recorded other charges and special items totaling $589 million (pre-tax) in connection with the write-down of Asian investments and obsolete or impaired assets and for other special items arising during the period. The remaining liability associated with these charges was $2 million at December 31, 1999 and $8 million at December 31, 1998. These charges are comprised of the following significant items.

Asian Investments
In the third quarter of 1998, we recorded pre-tax charges of $485 million to adjust the carrying values of two Asian investments--TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. We account for these investments under the cost method.

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

In the case of TelecomAsia, we recorded a charge of $348 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 . The continued weakness of the Thai currency as compared to historical exchange rates had placed additional financial burdens on the company in servicing U.S. dollar-denominated debt.

 . The economic instability and prospects for an extended recovery period had resulted in weaker than expected growth in TelecomAsia's business. This was indicated by slower than expected growth in total subscribers and usage. These factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 . The business plan for TelecomAsia contemplated cash flows from several lines of business. Given TelecomAsia's inclination to focus on its core wireline business, these other lines of business would not contribute future cash flows at previously expected levels.

In the case of Excelcomindo, we recorded a charge of $137 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 . The continued weakness of the Indonesian currency as compared to historical exchange rates had placed additional financial burdens on the company in servicing U.S. dollar-denominated debt. The political unrest in Indonesia contributed to the currency's instability.

 . The economic instability and prospects for an extended recovery period had resulted in weaker than expected growth in Excelcomindo's business. One significant factor was the inflexible tariff regulation despite rising costs due to inflation. This and other factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 . Issues with cash flow required Excelcomindo's shareholders to evaluate the future funding of the business.

We continue to monitor the political, economic, and financial aspects of our remaining investments in Thailand and Indonesia, as well as other investments. The book value of our remaining Asian investments was approximately $179 million at December 31, 1999. Should we determine that any further decline in the fair values of these investments is other than temporary, the impact could be material to our results of operations.

Video-related Charges
During 1998, we recorded pre-tax charges of $23 million related primarily to wireline and other nonsatellite video initiatives. We made a strategic decision in 1998 to focus our video efforts on satellite service offered in conjunction with DirecTV and USSB. We communicated the decision to stop providing wireline video services

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

to subscribers and offered them the opportunity to subscribe to the satellite-based video service that we introduced in 1998. In the third quarter of 1998, we decided to dispose of these wireline video assets by sale or abandonment, and we conducted an impairment review under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We based our estimate on an estimate of cash flows expected to result from the use of the assets prior to their disposal and the net proceeds (if any) expected to result from the disposal.

Write-down of Other Assets and Other Items
Results for 1998 also included a pre-tax charge, net of minority interest, of $42 million for the write-down of fixed assets (primarily buildings and wireless communications equipment) and capitalized interest associated with our Mexican wireless investment, Grupo Iusacell, S.A. de C.V. (Iusacell), which we account for as a consolidated subsidiary.

These assets relate to Iusacell's trial of fixed wireless service provided over the 450 MHz frequency. While continuing this trial, Iusacell has been considering whether or not to pursue its rights to acquire 450 MHz licenses for certain areas or to offer new services. Iusacell concluded that, in view of the capability of CDMA technology and the success it had with its deployment, an impairment existed with respect to assets related to the 450 MHz technology since the carrying value of these assets exceeded the sum of the estimated future cash flows associated with the assets. Iusacell is waiting for a definitive proposal from the Mexican Federal Telecommunications Commissions (COFETEL) as to the terms under which it could acquire certain 450 MHz licenses in 2000. At that time, we should have available the full facts to decide Iusacell's overall strategy concerning the 450 MHz licenses.

Other items arising in 1998 included charges totaling $39 million principally associated with the settlement of labor contracts in August 1998.

YEAR 1997
During 1997, we recorded other charges and special items totaling $1,041 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year. You can find additional detail about these accrued liabilities in Note 2 to the consolidated financial statements.

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

Write-down of Assets and Real Estate Consolidation
In the third quarter of 1997, we recorded pre-tax charges of $355 million for the write-down of obsolete or impaired fixed assets and for the cost of consolidating redundant real estate properties. As part of our merger integration planning, we reviewed the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. In the case of impaired assets, we analyzed cash flows related to those assets to determine the amount of the impairment. As a result of these reviews, we recorded charges of $275 million for the write-off of some assets and $25 million for the impairment of other assets. These assets primarily included computers and other equipment used to transport data for internal purposes, copper wire used to provide telecommunications service in New York, and duplicate voice mail platforms. None of these assets is held for disposal. At December 31, 1998 and 1999, the impaired assets had no remaining carrying value.

In connection with our merger integration efforts, we consolidated real estate to achieve a reduction in the total square footage of building space that we utilize. We sold properties, subleased some of our leased facilities, and terminated other leases, for which we recorded a charge of $55 million in the third quarter of 1997. Most of the charge related to properties in Pennsylvania and New York, where corporate support functions were consolidated into fewer work locations.

Regulatory, Tax and Legal Contingencies and Other Special Items
In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling $526 million (pre-tax), which consisted of the following:

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

Other charges arising in 1997 included $59 million for our equity share of formation costs previously announced by Cable & Wireless Communications plc
(CWC). We own an 18.6% interest in CWC and account for our investment under the equity method.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SEGMENTAL RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Global Wireless, Directory and Other Businesses. You can find additional information about our segments in Note 18 to the consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and special items arising during each period. Special items are transactions that management has excluded from the business units' results, but are included in reported consolidated earnings. We previously described these special items in the Consolidated Results of Operations section. Special items affected our segments as follows:


                                                         (dollars in millions)
Years Ended December 31,                 1999            1998            1997
--------------------------------------------------------------------------------

DOMESTIC TELECOM
Reported net income                   $ 3,332         $ 2,383         $ 2,016
Special items                             112             790             977
                                    --------------------------------------------
Adjusted net income                   $ 3,444         $ 3,173         $ 2,993
                                    ============================================

GLOBAL WIRELESS
Reported net income                   $   388         $    50         $   113
Special items                               -             178             (18)
                                    --------------------------------------------
Adjusted net income                   $   388         $   228         $    95
                                    ============================================

DIRECTORY
Reported net income                   $   712         $   662         $   564
Special items                              14              22              93
                                    --------------------------------------------
Adjusted net income                   $   726         $   684         $   657
                                    ============================================

OTHER BUSINESSES
Reported net income (loss)            $    67         $  (231)        $    28
Special items                               -             366              20
                                    --------------------------------------------
Adjusted net income                   $    67         $   135         $    48
                                    ============================================

RECONCILING ITEMS
Reported net income (loss)            $  (297)        $   101         $  (266)
Special items                             432               2             320
                                    --------------------------------------------
Adjusted net income                   $   135         $   103         $    54
                                    ============================================

Reconciling items consist of corporate operations and intersegment eliminations.

                           [PIE CHART APPEARS HERE]

--------------------------------------------------------------------------------
                           1999 Revenues by Segment
--------------------------------------------------------------------------------

                             Directory         7%
                             Global Wireless  14%
                             Domestic Telecom 79%
                           ------------------------

--------------------------------------------------------------------------------
[LOGO APPEARS HERE] Domestic Telecom
--------------------------------------------------------------------------------

Our Domestic Telecom segment consists primarily of our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines, and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, and Internet access services. Domestic Telecom represents the aggregation of our domestic wireline business units (consumer, enterprise, general business, and network services) that focus on specific markets to meet customer requirements.

                           [PIE CHART APPEARS HERE]

--------------------------------------------------------------------------------
                   1999 Domestic Telecom Revenues Components
--------------------------------------------------------------------------------

                        Local                    55%
                        Long Distance             7%
                        Ancillary                 8%
                        Network Access           30%
                   -----------------------------------------

HIGHLIGHTS
Healthy demand for core communications services and robust demand for new data services enabled the Domestic Telecom group to increase total operating revenues 3.0% in each of 1999 and 1998 over the respective prior year. Access lines grew 3.1% in 1999 and 4.1% in 1998. Basic access line growth has declined because customers are now choosing high capacity/high speed services for their transport. The number of voice-grade equivalents (access lines plus data circuits) in service grew 13.2% in 1999 and 11.6% in 1998. The number of DSO circuits in service (digital, high-bandwidth and packet-switched services as measured in 64-kilobit voice-grade equivalents) increased 39.6% over 1998 and 38.3% over 1997. Growth in access minutes of use was 5.0% in 1999, compared to 7.8% in 1998, reflecting a decline in customer demand due to win-back programs for long distance services and a shift to wireless calling.

Data revenues (including those from high-bandwidth, packet-switched, and special access services and network integration businesses) reached over $2.9 billion for the year 1999, nearly 26% over 1998 levels. Data revenues in 1998 totaled $2.3 billion, an increase of 33% over 1997.

Adjusted operating expenses totaled $19.8 billion in 1999, 1.2% above 1998 levels and $19.5 billion in 1998, an increase of 2.2% over 1997. Results in all three years included costs for long distance entry, construction of a regional long distance network, Year 2000 compliance costs, and interconnection payments to competitive local exchange carriers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

Additional financial information about Domestic Telecom's results of operations for 1999, 1998, and 1997 follows.


Years Ended December 31,                                   (dollars in millions)
Results of Operations-Adjusted Basis       1999            1998            1997
--------------------------------------------------------------------------------

OPERATING REVENUES
Local services                         $ 14,346        $ 13,882        $ 13,256
Network access services                   7,924           7,656           7,340
Long distance services                    1,816           1,929           2,190
Ancillary services                        2,236           2,090           2,023
                                     -------------------------------------------
                                         26,322          25,557          24,809
                                     -------------------------------------------
OPERATING EXPENSES
Employee costs                            7,275           7,298           7,436
Depreciation and amortization             5,505           5,195           4,990
Other operating expenses                  6,994           7,047           6,696
                                     -------------------------------------------
                                         19,774          19,540          19,122
                                     -------------------------------------------
OPERATING INCOME                       $  6,548        $  6,017        $  5,687
                                     ===========================================
INCOME (LOSS) FROM
  UNCONSOLIDATED BUSINESSES            $     14        $     27        $    (14)

ADJUSTED NET INCOME                    $  3,444        $  3,173        $  2,993



OPERATING REVENUES
Local Services
Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

Growth in local service revenues of $464 million or 3.3% in 1999 and $626 million or 4.7% in 1998 was spurred by higher usage of our network facilities. This growth, generated in part by an increase in access lines in service in each year, reflects strong customer demand and usage of our data transport and digital services, such as Frame Relay, Integrated Services Digital Network
(ISDN) and Switched Multi-megabit Data Service (SMDS). Revenues from our value-added services were boosted in both years by marketing and promotional campaigns offering new service packages.

In 1999, local service revenue growth was partially offset by the effect of resold access lines and the provision of unbundled network elements to competitive local exchange carriers. Lower revenues from our pay phone services due to the increasing popularity of wireless communications and a rebate to customers in Massachusetts further reduced revenues in 1999.

In 1998, revenue growth was partially offset by price reductions on certain local services and the elimination of Touch-Tone service charges by several of our operating telephone subsidiaries.

You can find additional information on the Telecommunications Act of 1996 (1996
Act) and its impact on the local exchange market under "Other Factors That May Affect Future Results."

                           [PIE CHART APPEARS HERE]

--------------------------------------------------------------------------------
                           Access Lines by Category
--------------------------------------------------------------------------------

                             Residence          63%
                             Public              1%
                             Business           36%

                                  43 million
--------------------------------------------------------------------------------

Network Access Services
Network access revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

Our network access revenues grew $268 million or 3.5% in 1999 and $316 million or 4.3% in 1998. This growth was mainly attributable to customer demand, as reflected by growth in access minutes of use. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In 1999 and 1998, demand for special access services increased, reflecting a greater utilization of the network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth in both years.

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                             Access Minutes of Use
--------------------------------------------------------------------------------

                               1997        160.5 B
                               1998        173.0 B
                               1999        181.6 B

                             1997-1998  7.8% growth
                             1998-1999  5.0% growth
--------------------------------------------------------------------------------

In 1999, network access revenues included approximately $90 million received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

Volume-related growth was partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our operating telephone subsidiaries with respect to certain intrastate rates and services and certain other matters. State rate reductions on access services were approximately $104 million in 1999, $79 million in 1998, and $97 million in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $235 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $175 million on an annual basis for the period July 1998 through June 1999 and $430 million on an annual basis for the period July 1997 through June 1998. Beginning in January 1998, the rates include amounts necessary to recover our operating telephone subsidiaries' contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses.

You can find additional information on FCC rulemakings concerning access charges, price caps, and universal service under "Other Factors That May Affect Future Results."

Long Distance Services
Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within the service area of an operating telephone subsidiary (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services originating outside of our region.

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

The competitive effects of presubscription for intraLATA toll services principally caused declines in long distance revenues of $113 million or 5.9% in 1999 and $261 million or 11.9% in 1998. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by these alternative providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by higher calling volumes in both years.

In December 1999, we won approval to offer in-region long distance service in the State of New York, which we launched in January 2000. You can find additional information on our entry into the in-region long distance market under "Other Factors That May Affect Future Results."

Ancillary Services
Our ancillary services include billing and collections for long distance carriers, collocation for competitive local exchange carriers, data solutions and systems integration, voice messaging, Internet access, customer premises equipment and wiring and maintenance services.

Revenues from ancillary services grew $146 million or 7.0% in 1999 and $67 million or 3.3% in 1998. Revenue growth in both years was attributable to higher demand for such services as data solutions and systems integration, voice messaging, and billing and collections. Revenue growth in 1999 was also boosted by higher payments received from competitive local exchange carriers for interconnection of their networks with our network. Revenues earned from our customer premises services increased in 1999, while in 1998 revenues from these services declined over the prior year. These factors were partially offset in both years by accruals primarily for regulatory matters.

OPERATING EXPENSES

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                     Domestic Telecom Operating Expenses
--------------------------------------------------------------------------------

                         1997                 $19.1 B
                         1998                 $19.5 B
                         1999                 $19.8 B

                      1997-1998             2.2% growth
                      1998-1999             1.2% growth
--------------------------------------------------------------------------------

Employee Costs
Employee costs, which consist of salaries, wages and other employee compensation, employee benefits and payroll taxes, declined by $23 million or 0.3% in 1999 and by $138 million or 1.9% in 1998. These cost reductions were largely attributable to lower pension and benefit costs of $158 million in 1999 and $286 million in 1998. Our pension and benefit costs have declined in each year chiefly due to favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were partially offset in 1999 by increased health care costs caused by inflation, savings plan benefit improvements for certain management employees, as well as benefit improvements provided for under new contracts with associate employees.

In 1999, the effect of capitalizing employee-related expenses associated with developing internal use software under the new accounting standard, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," also contributed approximately $100 million to the reduction in employee costs. For additional information on SOP No. 98-1, see
Note 1 to the consolidated financial statements.

Cost reductions in both years were partially offset by annual salary and wage increases for management and associate employees and higher payroll taxes. In 1998, we executed new contracts with unions representing associate employees. The new contracts provide for wage and pension increases and other benefit improvements as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

 . The wages, pension and other benefits for our associate employees are negotiated with unions. During 1998, we entered into two-year contracts with the Communications Workers of America (CWA), representing more than 73,000 associate workers and with the International Brotherhood of Electrical Workers (IBEW), representing approximately 13,000 associate workers in New York and the New England states. These contracts, which expire in August 2000, provide for wage increases of up to 3.8% effective August 1998, and up to 4% effective August 1999. Over the course of this two-year contract period, pension increases range from 11% to 20%. The contracts also include cash payments, working condition improvements, and continuation of certain employment security provisions.

 . We also entered into a two-year extension of contracts with the IBEW, representing approximately 9,000 associate members in New Jersey and Pennsylvania. These contracts, which expire in August 2002, provide for wage increases of 4.8% in April 1999, 3% in May 2000, and 3% in May 2001. Pensions will increase by a total of 11% for the years 1999-2001, and there will be improvements in a variety of other benefits and working conditions.

Other items affecting the change in employee costs in 1999, but to a lesser extent, were higher overtime payments due to severe rainstorms experienced throughout the region and higher work force levels attributable to our recent entry into the in-region long distance market in New York and service quality improvement initiatives. A reduction of work force in 1998 contributed to the decline in employee costs in that year.

You should also read "Other Factors That May Affect Future Results-Pension Plan Amendments" for additional information on employee benefit costs.

Depreciation and Amortization
Depreciation and amortization expense increased by $310 million or 6.0% in 1999 and by $205 million or 4.1% in 1998, principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of SOP No. 98-1 contributed approximately $100 million to the increase in depreciation expense in 1999. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. These factors were partially offset in both years by the effect of lower rates of depreciation.

Other Operating Expenses
Other operating expenses declined by $53 million or 0.8% in 1999, compared to an increase of $351 million or 5.2% in 1998. The major components that caused the change in other operating expenses in both years included higher costs associated with entering new businesses such as long distance and data services, and higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). Payments for reciprocal compensation increased over the prior year by approximately $175 million in each of 1999 and 1998.

In 1999, these factors were largely offset by the effect of SOP No. 98-1, which reduced other operating expenses by approximately $370 million as a result of capitalizing expenditures for internal use software previously expensed in 1998 and prior years. Lower costs associated with opening our network to competitors, including local number portability, and lower spending by our operating telephone subsidiaries for such expenditures as rent, marketing and advertising further offset expense increases in 1999.

Other operating expenses in 1998 also included additional Year 2000 readiness costs, higher material purchases, and additional costs associated with our contribution to the federal universal service fund which was created by the FCC in 1998. The cost increases in 1998 were partially offset by lower taxes other than income due to the effect of a change in New Jersey state tax law. This state tax law change, which became effective January 1, 1998, repealed the gross receipts tax for our operating telephone subsidiary in New Jersey and replaced it with a net income-based tax.

For additional information on reciprocal compensation refer to "Other Factors That May Affect Future Results."

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES
The change in income (loss) from unconsolidated businesses in 1999 and 1998 was primarily due to the effect of the disposition of our video operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued

--------------------------------------------------------------------------------
[LOGO APPEARS HERE] Global Wireless
--------------------------------------------------------------------------------

Our Global Wireless segment provides wireless telecommunications services to customers in 24 states in the United States and includes foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.

HIGHLIGHTS
The Global Wireless group's adjusted net income grew $160 million or 70.2% in 1999 and $133 million or 140% in 1998. This growth was fueled by strong subscriber growth at our domestic wireless subsidiary, Bell Atlantic Mobile
(BAM), and record growth in new customers in the group's international wireless portfolio. Our international portfolio includes our investments in Omnitel in Italy, STET Hellas in Greece, EuroTel Praha in the Czech Republic, and our fully-consolidated Iusacell investment in Mexico.

In December 1999, BAM completed the acquisition of Frontier Corporation's (Frontier) interests in wireless properties doing business under the Frontier Cellular name. This acquisition increased BAM's ownership in Frontier from 50% to 100%. As a result, we changed the accounting for our Frontier Cellular investment from the equity method to full consolidation.

The Global Wireless group ended the year 1999 with approximately 12.0 million global proportionate wireless subscribers, up 39.1% over year-end 1998. The 1999 subscriber amount includes 452,000 added through BAM's acquisition of Frontier Cellular properties. At year-end 1998, our global proportionate wireless subscribers totaled approximately 8.6 million, an increase of 35.4% over year-end 1997.

BAM ended 1999 with approximately 7.7 million customers (including Frontier Cellular subscribers), an increase of 24.0% over year-end 1998. At year-end 1998, BAM customers totaled approximately 6.2 million, an increase of 15.8% over year-end 1997. Total revenue per subscriber for BAM operations was $51.71 in 1999, $50.84 in 1998, and $53.15 in 1997. PrimeCo Personal Communications, L.P. (PrimeCo), a personal communications services (PCS) joint venture in the United States which we account for under the equity method, reported proportionate subscriber growth of 52.8% in 1999 and 133.1% in 1998.


                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                   Global Wireless Proportional Subscribers
--------------------------------------------------------------------------------

                       1997                  6.3 M
                       1998                  8.6 M
                       1999                 12.0 M

                     1997-1998              35.4% growth
                     1998-1999              39.1% growth
--------------------------------------------------------------------------------

Additional financial information about Global Wireless results of operations for 1999, 1998, and 1997 follows.


Years Ended December 31,                                 (dollars in millions)
Results of Operations--Adjusted Basis     1999           1998            1997
--------------------------------------------------------------------------------

OPERATING REVENUES
Wireless services revenues             $ 4,564        $ 3,798         $ 3,347
                                     -------------------------------------------
OPERATING EXPENSES
Employee costs                             604            548             490
Depreciation and amortization              673            592             481
Other operating expenses                 2,459          1,942           1,742
                                     -------------------------------------------
                                         3,736          3,082           2,713
                                     -------------------------------------------
OPERATING INCOME                       $   828        $   716         $   634
                                     ===========================================
INCOME (LOSS) FROM UNCONSOLIDATED
  BUSINESSES                           $    80        $   (96)        $  (196)

ADJUSTED NET INCOME                    $   388        $   228         $    95

OPERATING REVENUES

                           [PIE CHART APPEARS HERE]

--------------------------------------------------------------------------------
                         Sources of Subscriber Growth
--------------------------------------------------------------------------------

                           International            52%
                           Bell Atlantic Mobile     39%
                           PrimeCo                   9%

                               2.7 million net adds
--------------------------------------------------------------------------------

Revenues earned from our consolidated wireless businesses grew by $766 million or 20.2% in 1999 and $451 million or 13.5% in 1998. This revenue growth was largely attributable to BAM, which contributed $658 million to revenue growth in 1999 and $383 million to revenue growth in 1998. Customer additions and increased usage of our domestic wireless services drove this growth. New pricing plans for BAM's digital wireless services fueled subscriber growth in 1999. Revenues from Iusacell grew $130 million in 1999 and $63 million in 1998, principally as a result of subscriber growth and higher rates charged for services.

Revenue growth in 1999 from our consolidated wireless businesses was slightly offset by the effect of the December 1998 sale of our paging business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

OPERATING EXPENSES
Employee Costs
Employee costs increased by $56 million or 10.2% in 1999 and $58 million or 11.8% in 1998, principally as a result of higher work force levels at BAM. Employee costs at Iusacell were lower in 1999 as a result of work force reductions and higher in 1998 as a result of increased employee levels and related benefits.

Depreciation and Amortization
Depreciation and amortization expense increased by $81 million or 13.7% in 1999 and by $111 million or 23.1% in 1998. This increase was mainly attributable to growth in depreciable cellular plant at BAM, contributing $69 million in 1999 and $110 million in 1998 to higher depreciation costs. Higher depreciation costs at Iusacell also contributed to expense growth in 1999, but to a lesser extent. These increases were chiefly due to increased capital expenditures to support the increasing demand for wireless services in both the domestic and international markets.

Other Operating Expenses
In 1999, other operating expenses increased by $517 million or 26.6%, compared to $200 million or 11.5% in 1998. These increases were primarily attributable to our BAM operations as a result of increased service costs due to the growth in their subscriber base, including additional costs of equipment, higher roaming payments to wireless carriers, and higher sales commissions. BAM's other operating expenses, including taxes other than income, increased $459 million in 1999 and $149 million in 1998. Higher service costs at Iusacell also contributed to expense growth in both years, but to a lesser extent. In 1999, these factors were slightly offset by the effect of the December 1998 sale of our paging business.

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES
The changes in income (loss) from unconsolidated businesses in 1999 and 1998 were principally due to improved operating results from our wireless investments in PrimeCo and Omnitel, fueled primarily by strong subscriber growth. Equity income from Omnitel included the effect of increased goodwill amortization as a result of increases in our economic ownership in Omnitel in 1999 and 1998. PrimeCo's results in 1999 included a gain on the sale of operations in Hawaii. Other international wireless investments such as STET Hellas and EuroTel Praha also reported improved operating results in 1999.

--------------------------------------------------------------------------------
[LOGO APPEARS HERE] Directory
--------------------------------------------------------------------------------

Our Directory segment consists of our domestic and international publishing businesses, including print directories and Internet-based shopping guides, as well as website creation and other electronic commerce services.

This segment has operations principally in the United States and Central Europe.


Years Ended December 31,                                (dollars in millions)
Results of Operations-Adjusted Basis     1999            1998           1997
--------------------------------------------------------------------------------

OPERATING REVENUES
Directory services revenues           $ 2,338         $ 2,264        $ 2,215
                                    --------------------------------------------
OPERATING EXPENSES
Employee costs                            314             326            215
Depreciation and amortization              36              37             39
Other operating expenses                  757             777            886
                                    --------------------------------------------
                                        1,107           1,140          1,140
                                    --------------------------------------------
OPERATING INCOME                      $ 1,231         $ 1,124        $ 1,075
                                    ============================================
INCOME (LOSS) FROM
  UNCONSOLIDATED BUSINESSES           $    (1)        $    29        $    23

ADJUSTED NET INCOME                   $   726         $   684        $   657


OPERATING REVENUES
Operating revenues from our Directory segment improved by $74 million or 3.3% in 1999 and $49 million or 2.2% in 1998, principally as a result of increased pricing for certain directory services. Higher business volumes, including revenue from new Internet-based shopping directory and electronic commerce services, also contributed to revenue growth in both years, but to a lesser extent.

OPERATING EXPENSES
In 1999, total operating expenses declined $33 million or 2.9% largely due to lower work force levels. Lower spending for maintenance, repair and other costs of services also contributed to the decline in operating costs in 1999.

In 1998, total operating expenses were unchanged from 1997. The changes in the major components of operating expenses include a reclassification of certain costs from other operating expenses to employee costs, beginning in 1998. For comparability purposes, had similar costs of approximately $95 million been reclassified in 1997, employee costs would have increased by approximately $16 million or 5.2% in 1998 and other operating expenses would have declined by approximately $14 million or 1.8% in 1998. The increase in employee costs was largely due to salary and wage increases. The reduction in other operating expenses was principally due to lower general and administrative costs of service.

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES
In 1998 and 1997, income from unconsolidated businesses included gains on the sale of portions of our ownership interests in certain global directory businesses. The loss from unconsolidated businesses in 1999 was due to lower operating results from our international directory businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
[LOGO APPEARS HERE] Other Businesses
--------------------------------------------------------------------------------

Our Other Businesses segment includes international wireline telecommunications investments in Europe and the Pacific Rim, lease financing and all other businesses.

HIGHLIGHTS
Effective May 31, 1999, our representatives resigned from the Board of Directors of Telecom Corporation of New Zealand Limited (TCNZ) and we agreed to vote our shares neutrally. As a result, we no longer have significant influence over TCNZ's operating and financial policies and, therefore, have changed the accounting for our investment in TCNZ from the equity method to the cost method. The change in the method of accounting for this investment did not have a material effect on results of operations in 1999. We currently hold a 24.94% interest in TCNZ.

Coincident with our change to the cost method of accounting, our investment in TCNZ is now subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under these provisions, our TCNZ shares are classified as "available-for-sale" securities and, accordingly, our TCNZ investment has been adjusted from a carrying value of $363 million to its fair value of $2,103 million at December 31, 1999. The increased value of our investment is recorded in Investments in Unconsolidated Businesses in our consolidated balance sheet. The unrealized gain of $1,131 million (net of income taxes of $609 million) has been recognized in Accumulated Other Comprehensive Income (Loss).

In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary exchange of similar productive assets and as a result no gain or loss was recorded. We now account for our investment in CWC under the equity method. Prior to this transfer, we included the accounts of these operations in our consolidated financial statements. You can find more information about CWC in Note 3 to the consolidated financial statements.


Years Ended December 31,                                 (dollars in millions)
Results of Operations--Adjusted Basis          1999         1998         1997
--------------------------------------------------------------------------------

OPERATING REVENUES
Other services revenues                       $ 151        $ 124        $ 278
                                            ------------------------------------
OPERATING EXPENSES
Employee costs                                    7           14           58
Depreciation and amortization                     2            3           48
Other operating expenses                         97          105          210
                                            ------------------------------------
                                                106          122          316
                                            ------------------------------------
OPERATING INCOME (LOSS)                       $  45        $   2        $ (38)
                                            ====================================
INCOME FROM UNCONSOLIDATED
  BUSINESSES                                  $  37        $  86        $  78

ADJUSTED NET INCOME                           $  67        $ 135        $  48


OPERATING RESULTS
The improvement in operating income between 1999 and 1998 was largely attributable to improved operating results by our lease financing businesses.

Income from unconsolidated businesses declined in 1999 primarily as a result of higher equity losses from our investment in CWC and from our investment in BayanTel, a Philippines-based telecommunications company. BayanTel's 1999 results also included a charge for the write-down of their interest in a joint venture. These losses were partially offset by improved equity results from our investment in Fiberoptic Link Around the Globe (FLAG), which owns an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. FLAG's 1999 results also reflect the effect of one-time charges recorded in 1998.

In 1998, the changes in operating revenues, operating expenses, and income from unconsolidated businesses principally reflect the effect of the change in the accounting for our CWC investment under the equity method, beginning in the second quarter of 1997.

--------------------------------------------------------------------------------
  NONOPERATING ITEMS
--------------------------------------------------------------------------------

The following discussion of nonoperating items is based on the amounts reported in our consolidated financial statements.


Years Ended December 31,                                (dollars in millions)
Interest Expense                               1999         1998        1997
--------------------------------------------------------------------------------

Total interest expense--reported           $  1,263     $  1,335    $  1,230
  Special items--write-down of assets             -          (47)          -
  Settlement of tax-related matters               -          (46)          -
                                           -------------------------------------
Interest expense--excluding special
  items and tax settlement                    1,263        1,242       1,230
Capitalized interest costs                       98           90          81
                                           -------------------------------------
Total interest cost on debt balances       $  1,361     $  1,332    $  1,311
                                           =====================================

Average debt outstanding                   $ 20,777     $ 19,963    $ 18,897

Effective interest rate                         6.6%         6.7%        6.9%


Our interest cost on debt balances was higher in 1999 and 1998 principally due to higher average debt levels. These increases were partially offset by the effect of lower interest rates.


Years Ended December 31,                                (dollars in millions)
Other Income and (Expense), Net                1999         1998        1997
--------------------------------------------------------------------------------

Minority interest                             $ (81)       $ (75)      $ (95)
Foreign currency gains, net                      15           40          28
Interest income                                  32           81          27
Gains on disposition of assets/businesses,
 net                                             53           44          17
Other, net                                       35           32          20
                                              ----------------------------------
Total                                         $  54        $ 122       $  (3)
                                              ==================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

The changes in other income and expense were due to changes in several components, as shown in the table. The change in minority interest was largely due to the recognition of minority interest expense in 1999 related to our investment in Iusacell. In 1998, we recorded minority interest income for Iusacell, principally resulting from the write-down of fixed assets as described earlier. Further contributing to the change in minority interest, in 1999, we no longer record a minority interest expense related to the outside party's share of the subsidiary's earnings in connection with the sale of our investment in Viacom Inc. (Viacom).

Foreign exchange gains were affected in 1999 as a result of the discontinuation of highly inflationary accounting for our Iusacell subsidiary, effective January 1, 1999. As a result of this change, Iusacell now uses the Mexican peso as its functional currency and we expect that our earnings will continue to be affected by any foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell. Also, in 1998 we recognized higher foreign exchange gains associated with other international investments. Finally, we recorded gains on the disposition of assets in 1999, primarily related to the sale of real estate in New York and gains on the sale of land and our paging business in 1998. In 1998, we recorded additional interest income in connection with the settlement of tax-related matters.

Years Ended December 31,                     1999          1998          1997
--------------------------------------------------------------------------------

Effective Income Tax Rates                   37.8%         40.2%         38.4%


The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes.

Our reported effective income tax rate for 1999 was lower than 1998, primarily due to the write-down of certain international investments in 1998 for which no tax benefit was provided. This factor was partially offset by lower tax credits in 1999, as well as adjustments to deferred income taxes at certain subsidiaries in 1998.

The higher reported effective income tax rate in 1998 resulted from higher state and local income taxes caused by the change in the New Jersey state tax law described earlier under "Domestic Telecom--Other Operating Expenses," and from the write-down of certain international investments for which no tax benefits were provided. These rate increases were partially offset by adjustments to deferred tax balances at certain subsidiaries and higher tax credits related to our foreign operations.

You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 17 to the consolidated financial statements.

EXTRAORDINARY ITEM
In 1998, we recorded extraordinary charges associated with the early extinguishment of debentures and refunding mortgage bonds of our operating telephone subsidiaries and debt issued by FLAG. These charges reduced net income by $26 million (net of an income tax benefit of $14 million).

--------------------------------------------------------------------------------
  CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                       (dollars in millions)
Years Ended December 31,                   1999          1998          1997
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
Operating activities                   $ 10,656      $ 10,071      $  8,859
Investing activities                     (9,629)       (7,685)       (7,339)
Financing activities                       (167)       (2,472)       (1,447)
                                     -------------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     $    860      $    (86)     $     73
                                     ===========================================


We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at December 31, 1999 and 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------------------------------------
Cash Flows From Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. Improved cash flows from operations during 1999, 1998, and 1997 resulted from growth in operating income, partially offset by changes in certain assets and liabilities. In 1999, the change in certain assets and liabilities largely reflects growth in customer accounts receivable and a reduction in employee benefit obligations chiefly due to favorable investment returns and changes in plan provisions and actuarial assumptions.

The change in certain assets and liabilities in 1998 and 1997 reflects the effect of our retirement incentive program that increased employee benefit obligations as a result of special charges recorded through the completion of the program in 1998. An increase in accounts receivable due to subscriber growth and greater usage of our networks, as well as timing differences in the payment of accounts payable and accrued liabilities also contributed to the change in both years.

--------------------------------------------------------------------------------
Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. We invested approximately $7.5 billion in 1999, $6.4 billion in 1998 and $5.5 billion in 1997 in our Domestic Telecom business to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, and increase the operating efficiency and productivity of the network. We also invested approximately $1.2 billion in 1999, $1.0 billion in 1998 and $1.1 billion in 1997 in our Wireless, Directory and Other Businesses. We expect capital expenditures in 2000 to be in the range of $8.9 billion to $9.2 billion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

We continue to make substantial investments in our unconsolidated businesses. During 1999, we invested $901 million, which included a cash payment of approximately $630 million to increase our ownership interest in Omnitel from 19.71% to 23.14%. In 1999, we also invested $202 million in PrimeCo to fund the build-out and operations of its PCS network and $69 million principally in our lease financing businesses. In 1998, we invested $603 million, which included an additional investment of $162 million in Omnitel to increase our ownership interest from 17.45% to 19.71%, $301 million in PrimeCo, and $140 million in our lease financing businesses. In 1997, cash investing activities in unconsolidated businesses totaled $833 million and included $426 million in PrimeCo, $138 million in FLAG, and $269 million in leasing and other partnerships.

In 1999, we invested $505 million to acquire new businesses, including $374 million to fully acquire the cellular properties of Frontier Cellular and $81 million for other wireless properties. We also invested $50 million in data service businesses in 1999. We invested cash for new businesses of $62 million in each of 1998 and 1997 in connection with our domestic wireless subsidiaries.

Our short-term investments include principally cash equivalents held in trust accounts for payment of certain employee benefits. We invested $855 million in short-term investments in 1999, including $785 million to pre-fund associate health and welfare benefits. Cash payments for short-term investments totaled $1,028 million in 1998 and $844 million in 1997, principally to pre-fund vacation pay and associate health and welfare benefit trusts. Beginning in 1999, we no longer fund the vacation pay trust for all employees. Proceeds from the sales of all short-term investments were $795 million in 1999, $968 million in 1998, and $427 million in 1997.

In 1999, we received cash proceeds of $612 million in connection with the disposition of our remaining investment in Viacom, representing 12 million shares of their preferred stock (with a book value of approximately $600 million). In 1998, we received cash proceeds of $637 million in connection with the disposition of investments. These proceeds included $564 million associated with Viacom's repurchase of one-half of our investment in Viacom and $73 million from the sales of our paging and other nonstrategic businesses. In 1997, we disposed of our real estate properties and our interests in Bellcore, Infostrada, SkyTV and other joint ventures and received cash proceeds totaling $547 million.

During 1997, we received cash proceeds of $153 million from the TCNZ share repurchase plan, which was completed in December 1997.

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                                  Debt Ratio
--------------------------------------------------------------------------------

                               1997      60.5%
                               1998      61.2%
                               1999      60.1%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Cash Flows Used In Financing Activities
--------------------------------------------------------------------------------

As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In 1999 and 1998, we declared quarterly cash dividends of $.385 per share or $1.54 per share in each year. We declared cash dividends of $.37 per share in the first and second quarters of 1997 and $.385 per share in the second half of 1997, or $1.51 per share for the year.

                           [BAR CHART APPEARS HERE]

--------------------------------------------------------------------------------
                                   Dividends
--------------------------------------------------------------------------------

                               1997      $2.3 B
                               1998      $2.4 B
                               1999      $2.4 B
--------------------------------------------------------------------------------

We increased our total debt (including capital lease obligations) by approximately $3.3 billion from December 31, 1998, primarily to fund our investments in Omnitel, PrimeCo, and Frontier Cellular. Our debt balance at December 31, 1999 also included $664 million for the mark-to-market adjustment for the CWC exchangeable notes, $456 million of additional debt issued by Iusacell in 1999, and approximately $105 million of debt assumed from the acquisition of Frontier Cellular. These factors were partially offset by the use of cash proceeds received from the disposition of our remaining investment in Viacom. Our debt level increased by $1,026 million from 1997 to 1998, principally to fund the capital program and for continued investments in PrimeCo and Omnitel. The pre-funding of employee benefit trusts and purchases of shares to fund employee stock option exercises also contributed to the increase in debt levels in both 1999 and 1998.

In February 1998, our wholly owned subsidiary, Bell Atlantic Financial Services, Inc. (FSI), issued $2,455 million in 5.75% exchangeable notes due on April 1, 2003 that are exchangeable into ordinary shares of TCNZ stock (TCNZ exchangeable notes). In August 1998, FSI also issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 that are exchangeable into ordinary shares of CWC stock (CWC exchangeable notes). Proceeds of both offerings were used for the repayment of a portion of our short-term debt and other general corporate purposes.

Our operating telephone subsidiaries refinanced debentures totaling $257 million in 1999 and $790 million in 1998.

As of December 31, 1999, we had in excess of $4.0 billion of unused bank lines of credit and $143 million in bank borrowings outstanding. As of December 31, 1999, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $2.9 billion of unsecured debt securities. In March 2000, FSI issued approximately $893 million of medium-term notes, the proceeds of which were used to reduce short-term debt levels and for other general corporate purposes. The debt securities of those

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

subsidiaries continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the ratings of certain of our subsidiaries under review for potential downgrade. In January 2000, Standard & Poor's revised its regulatory separation policy as it applies to U.S. telephone companies. Under the revised policy, Standard & Poor's will no longer assign higher corporate credit ratings to telephone operating subsidiaries. Rating actions by Standard & Poor's on Bell Atlantic and its operating telephone subsidiaries reflect both the new policy and their continued CreditWatch listings, which resulted from the pending Bell Atlantic-GTE merger.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes may be issued from time to time by our subsidiary, Bell Atlantic Global Funding, Inc. (BAGF), and will have the benefit of a support agreement between BAGF and Bell Atlantic. There have been no notes issued under this program.

In March 1999, we received cash proceeds of $380 million from a financing transaction involving cellular assets between BAM and Crown Castle International Corporation. A joint venture was formed for the primary purpose of financing BAM's investment in cellular towers. BAM, together with certain partnerships in which it is the managing partner (the managed entities), contributed to the joint venture approximately 1,460 cellular towers in exchange for approximately $380 million in cash and an equity interest of approximately 37.7% in the joint venture. BAM and the managed entities have leased back a portion of the towers, and the joint venture will lease the remaining space to third parties. The joint venture also plans to build new towers.

In 1999, we received cash proceeds totaling $119 million from the public offerings of Iusacell shares. See Note 4 to the consolidated financial statements for additional information on Iusacell and the share offerings.

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

--------------------------------------------------------------------------------
  Increase (Decrease) in Cash and Cash Equivalents
--------------------------------------------------------------------------------

Our cash and cash equivalents at December 31, 1999 totaled $1,097 million, an increase of $860 million over 1998. This increase was primarily attributable to anticipated funding requirements in early 2000 in connection with an agreement with Metromedia Fiber Network, Inc. (MFN), a domestic and international provider of dedicated fiber optic networks in major metropolitan markets.

On March 6, 2000, we invested approximately $1.7 billion in MFN. This investment included $715 million to acquire approximately 9.5% of the equity of MFN through the purchase of newly issued shares at $28 per share. We also purchased approximately $975 million in subordinated debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $34 per share or an additional 9.6% of the equity of MFN. This investment completed a portion of our previously announced agreement with MFN, which included the acquisition of approximately $550 million of long-term capacity in MFN's fiber optic networks, beginning in 1999 through 2002. Of the $550 million, 10% was paid in November 1999 and 30% will be paid each October from 2000 through 2002.

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

It is our policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters, hedging the value of certain international investments, and protecting against earnings and cash flow volatility resulting from changes in foreign exchange rates. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risk associated with the TCNZ and CWC exchangeable notes as discussed below.

--------------------------------------------------------------------------------
  Exchangeable Notes
--------------------------------------------------------------------------------

In 1998, we issued exchangeable notes as described in Note 10 to the consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment for Exchangeable Notes." These financial instruments expose us to market risk, including:

 . Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

 .  Interest rate risk, because the notes carry fixed interest rates.

 . Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

Periodically, equity price and/or foreign exchange rate movements may require us to mark to market the exchangeable note liability to reflect the increase in the current share price over the established exchange price, resulting in a charge to income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the underlying share prices of the TCNZ and CWC stock.

 . At December 31, 1999, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93 and the exchange price for the CWC shares (expressed as American Depositary Shares) was $58.03.

 . For each $1.00 increase in value of the TCNZ shares or the CWC shares above the exchange price, our earnings would be reduced by approximately $55 million or $56 million, respectively. A subsequent decrease in value of the TCNZ shares or the CWC shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings. Our earnings are not affected so long as the TCNZ and CWC share prices are at or below their exchange prices.

 . Our cash flows would not be affected by mark-to-market transactions related to the exchangeable notes.

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

A proposed restructuring of our investment in CWC, as discussed in Note 3 to the consolidated financial statements, would change the securities to be delivered upon exchange for the CWC exchangeable notes. Under this restructuring, we would receive shares in the two acquiring companies in exchange for our CWC shares.

--------------------------------------------------------------------------------
Interest Rate Risk
--------------------------------------------------------------------------------

The table that follows summarizes the fair values of our long-term debt, interest rate derivatives and exchangeable notes as of December 31, 1999 and 1998. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. Our sensitivity analysis did not include the fair values of our commercial paper and bank loans because they are not significantly affected by changes in market interest rates.

                                                        (dollars in millions)
                                                 Fair Value       Fair Value
                                                   assuming         assuming
                                                 +100 basis       -100 basis
At December 31, 1999            Fair Value      point shift      point shift
--------------------------------------------------------------------------------

Long-term debt and
  interest rate derivatives        $12,625          $11,923          $13,385
Exchangeable notes                   6,417            6,335            6,498
                                 -----------------------------------------------
Total                              $19,042          $18,258          $19,883
                                 ===============================================

At December 31, 1998
--------------------------------------------------------------------------------

Long-term debt and
  interest rate derivatives        $14,243          $13,414          $15,098
Exchangeable notes                   5,818            5,618            6,018
                                 -----------------------------------------------
Total                              $20,061          $19,032          $21,116
                                 ===============================================


--------------------------------------------------------------------------------
  Equity Price Risk
--------------------------------------------------------------------------------

The fair values of certain of our investments, primarily in common stock, expose us to equity price risk. These investments are subject to changes in the market prices of the securities. As noted earlier, the fair values of our exchangeable notes are also affected by changes in equity price movements. The table that follows summarizes the fair values of our investments and exchangeable notes and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices.

                                                         (dollars in millions)
                                                   Fair Value      Fair Value
                                                 assuming 10%    assuming 10%
                                                  decrease in     increase in
At December 31, 1999               Fair Value    equity price    equity price
--------------------------------------------------------------------------------

Cost investments, at fair value       $ 2,296         $ 2,066         $ 2,526
Exchangeable notes                     (6,417)         (6,050)         (6,822)
                                    --------------------------------------------
Total                                 $(4,121)        $(3,984)        $(4,296)
                                    ============================================

At December 31, 1998
--------------------------------------------------------------------------------

Cost investments, at fair value       $    29         $    26         $    32
Exchangeable notes                     (5,818)         (5,643)         (6,023)
                                    --------------------------------------------
Total                                 $(5,789)        $(5,617)        $(5,991)
                                    ============================================


--------------------------------------------------------------------------------
  Foreign Currency Translation
--------------------------------------------------------------------------------

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Income (Loss) in our consolidated balance sheets. At December 31, 1999, our primary translation exposure was to the British pound and Italian lira. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments, except for our United Kingdom investment which is partially hedged.

Equity income from our international investments is affected by exchange rate fluctuations when an equity investee has assets and liabilities denominated in a currency other than the investee's functional currency. Our investment in the Philippines is exposed to fluctuations in the U.S. dollar/Filipino peso exchange rate. Iusacell, our consolidated investment in Mexico, also issues U.S. dollar denominated debt.

For the period October 1, 1996 through December 31, 1998, we considered Iusacell to operate in a highly inflationary economy and utilized the U.S. dollar as its functional currency. Beginning January 1, 1999, we discontinued highly inflationary accounting for our Iusacell subsidiary and resumed using the Mexican peso as its functional currency. As a result, in 1999 our earnings were affected by any foreign currency gains or losses associated with the U.S dollar denominated debt issued by Iusacell and our equity was affected by the translation from the Mexican peso.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
  Foreign Exchange Risk
--------------------------------------------------------------------------------

The fair values of our foreign currency derivatives and investments accounted for under the cost method are subject to fluctuations in foreign exchange rates. Our most significant foreign currency derivatives contain both a foreign currency forward and a U.S. dollar interest rate component. These agreements require an exchange of British pounds and U.S. dollars at the maturity of the contract.

The table that follows summarizes the fair values of our foreign currency derivatives, cost investments, and the exchangeable notes as of December 31, 1999 and 1998. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% decrease and increase in the value of the U.S. dollar against the various currencies to which we are exposed. Our sensitivity analysis does not include potential changes in the value of our international investments accounted for under the equity method. As of December 31, 1999, the carrying value of our equity method international investments totaled approximately $2.2 billion.

                                                         (dollars in millions)
                                                  Fair Value       Fair Value
                                                    assuming         assuming
                                                10% decrease     10% increase
At December 31, 1999              Fair Value          in US$           in US$
--------------------------------------------------------------------------------

Cost investments and
  foreign currency derivatives       $ 2,273         $ 2,502          $ 2,091
Exchangeable notes                    (6,417)         (6,822)          (6,050)
                                   ---------------------------------------------
Total                                $(4,144)        $(4,320)         $(3,959)
                                   =============================================

At December 31, 1998
--------------------------------------------------------------------------------

Cost investments and
  foreign currency derivatives       $   154         $   140          $   172
Exchangeable notes                    (5,818)         (6,023)          (5,643)
                                   ---------------------------------------------
Total                                $(5,664)        $(5,883)         $(5,471)
                                   =============================================


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

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the FCC) and receipt of opinions that the merger will be tax-free.

We are targeting completion of the merger in the second quarter of 2000.

Future operating revenues, expenses and net income of the combined company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented in our discussion of our own historical results of operations and financial condition. You should refer to
Note 22 to the consolidated financial statements for pro forma income statements for the years ended December 31, 1999, 1998 and 1997 and a pro forma balance sheet for the year ended December 31, 1999.

--------------------------------------------------------------------------------
  Recent Developments
--------------------------------------------------------------------------------

PROPOSED DOMESTIC WIRELESS TRANSACTIONS
Vodafone AirTouch
On September 21, 1999, we signed a definitive agreement with Vodafone AirTouch plc (Vodafone AirTouch) to create a national wireless business (Wireless Co.) composed of both companies' U.S. wireless assets. The completion of this transaction is subject to a number of conditions, including certain regulatory approvals. In February 2000, we signed an agreement with ALLTEL Corporation to exchange certain wireless interests. This agreement eliminates all of the overlapping cellular operations that would be created by the combination of Bell Atlantic and Vodafone AirTouch wireless properties. We expect to complete the transaction in April 2000. You should also read Note 21 to the consolidated financial statements for additional information about this proposed domestic wireless business.

PrimeCo Personal Communications, L.P.
On August 3, 1999, Bell Atlantic and Vodafone AirTouch announced an agreement to restructure our ownership interests in PrimeCo, a partnership that was formed by us and Vodafone AirTouch in 1994 and provides personal communications services in major cities across the United States. Under the terms of that agreement, we would assume full ownership of PrimeCo operations in five "major trading areas"
(MTAs)-Richmond, VA, New Orleans, LA and the Florida MTAs of Jacksonville, Tampa and Miami. Vodafone AirTouch would assume full ownership of the remaining five PrimeCo MTAs-Chicago, IL, Milwaukee, WI and the Texas MTAs of Dallas, San Antonio and Houston.

Under the terms of the Wireless Co. agreement described earlier, Bell Atlantic and Vodafone AirTouch agreed to suspend the August 3, 1999 agreement to restructure PrimeCo ownership interests, with certain limited exceptions. As a result, no action will be taken to allocate most PrimeCo markets unless either we or Vodafone AirTouch give notice to initiate such an allocation. Neither party has given such notice.

In January 2000, we and Vodafone AirTouch purchased the remaining 20% partnership interest in the Texas MTAs of Dallas, San Antonio and Houston held by TXU Communications Holding Company (TXU). We invested $196 million to acquire 55% of the TXU partnership interest. Vodafone AirTouch will own the remaining 45% of the TXU partnership interest.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

PROPOSED RESTRUCTURE OF CABLE & WIRELESS COMMUNICATIONS PLC
On July 27, 1999, we announced our agreement to a proposal by Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and CWC for the proposed restructuring of CWC. We currently have an 18.6% ownership interest in CWC.

Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the other operations would be acquired by Cable & Wireless. In exchange for our interest in CWC, we would receive shares in the two acquiring companies, representing approximately 9.1% of the NTL shares currently outstanding and approximately 4.6% of the Cable & Wireless shares currently outstanding. Upon completion of the restructuring, our previously issued $3,180 million in CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable & Wireless in proportion to the shares received in the restructuring. Upon exchange by investors, we retain the option to settle in cash or by delivery of the Cable & Wireless and NTL shares. We expect the restructuring to result in a material non-cash gain.

The completion of the restructuring is subject to a number of conditions and, assuming satisfaction of those conditions, is expected to close in the first half of 2000.

PENSION PLAN AMENDMENTS
Effective January 19, 2000, we amended our management cash balance plan to provide employees having at least 15 years of service as of September 1, 1999 with a pension benefit that is the "greater of" their cash balance account or a benefit based on our former management pension plan. Employees will be given the greater of the two benefits when they retire or terminate from the company. In February 2000, we announced a special lump sum pension payment to management and associate employees who retired before January 1, 1995 and who are receiving pension annuities. The payments range from $2,500 to $20,000 depending on years in retirement and current pension amount. Retirees will have the option of electing the payment as a lump sum or an annuity. Together these two plan amendments will increase annual pension costs by approximately $65 million. We expect that favorable investment returns and changes in actuarial assumptions will compensate for these cost increases. For additional information about our employee benefits, see Note 16 to the consolidated financial statements.

THE TELECOMMUNICATIONS ACT OF 1996 AND COMPETITION
The telecommunications industry is undergoing substantial changes as a result of the 1996 Act, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current businesses, but will also open new markets to us.

The 1996 Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies or their affiliates, including Bell Atlantic, to provide interLATA (long distance) services and to engage in manufacturing previously prohibited by the MFJ. Under the 1996 Act, our ability to provide in-region long distance service is largely dependent on satisfying certain conditions. The requirements include a 14-point "competitive checklist" of steps we must take which will help competitors offer local services through resale, through the purchase of unbundled network elements or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

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

In-Region Long Distance
On December 22, 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. The FCC concluded that we have satisfied the 14-point "competitive checklist" required under the 1996 Act for entry into the in-region long distance market, and that our entry into the long distance business in New York would benefit the public interest. Following the FCC's decision, AT&T and Covad sought a stay of the Commission's order. The stay request was denied, first by the FCC and later by the U.S. Court of Appeals. AT&T's and Covad's appeal of the order remains pending and is proceeding on an accelerated schedule, with argument scheduled for April 2000.

KPMG LLP (KPMG), which conducted an extensive third-party test of our operations support systems (OSS) in New York under the supervision of the New York Public Service Commission (PSC), has been retained by the Massachusetts Department of Telecommunications and Energy to conduct a third-party test of our OSS in Massachusetts. The Massachusetts test is designed to build on the KPMG test of the similar systems in New York.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

KPMG has also been retained by the Pennsylvania Public Utility Commission to conduct a third-party test of our OSS in Pennsylvania and by the New Jersey Board of Public Utilities to conduct a test of the New Jersey OSS that builds on the concurrent testing of the similar systems in Pennsylvania. The Virginia State Corporation Commission has also retained KPMG for the same purpose.

The timing of our long distance entry in each of our remaining 13 jurisdictions depends on the receipt of FCC approval.

FCC REGULATION AND INTERSTATE RATES
In 1999, the FCC continued to implement reforms to the interstate access charge system and to implement "universal service" and other requirements of the 1996 Act.

Access Charges
Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone companies' facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that the telephone companies' non-usage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates.

In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established. The final phase of this restructuring was completed on January 1, 2000.

Price Caps
Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (productivity factor) and adjusted upward by an allowance for inflation (GDP-PI). Our annual price cap filing effective July 1, 1999 reflects the effects of the current productivity factor of 6.5%.

In May 1999, the U.S. Court of Appeals reversed the FCC order that adopted the 6.5% productivity factor. The Court concluded that the FCC had not justified its choice of a productivity factor and directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The Court granted the FCC a stay of its order, however, until April 1, 2000. As a result, the FCC is now conducting a proceeding to determine an appropriate productivity factor in response to the court's order.

At the same time, the FCC is considering a proposal to further restructure access rates by an industry coalition that includes both local exchange carriers (including Bell Atlantic) and long distance carriers. Among other things, that proposal would set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers would no longer be required to make further annual price cap reductions to their switched access prices. To allow time to consider this industry proposal, parties have requested that the Court further extend the stay of its price cap decision order until June 30, 2000.

The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. In order to take advantage of this relief, however, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below certain thresholds, and we have not filed for this relief. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, effective October 1999, we removed approximately $90 million in annual revenues of our services in the interexchange basket from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

Universal Service
In July 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's order implementing the "universal service" provision of the 1996 Act. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize high cost areas, low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The Court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly because we will no longer have to recover these contributions in our rates. AT&T and MCI WorldCom, Inc. have since asked the U.S. Supreme Court to review this latter portion of the appeals court decision. Other parties have asked the U.S. Supreme Court to review additional aspects of the court of appeals decision.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism will provide additional support for local telephone services in several states served by Bell Atlantic. State regulatory commissions must take these funds into account in the rate-making process.

Unbundling of Network Elements
In November 1999, the FCC announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as our operating telephone subsidiaries, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas
(MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

With respect to new elements, the FCC concluded that new equipment to provide advanced services such as Asymmetric Digital Subscriber Line (ADSL) does not have to be unbundled as a general matter. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport must be made available under certain circumstances, but left to a further rulemaking that it initiated certain issues relating to the use of these combinations to substitute for special access services. While this rulemaking proceeds, the FCC adopted interim rules limiting the instances in which such combinations of elements must be made available. The FCC set a target date of June 30, 2000 to decide the further rulemaking.

In addition to the unbundling requirements released in November 1999, the FCC released an order on December 9, 1999 in a separate proceeding requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice service.

STATE REGULATION
Pennsylvania
On September 30, 1999, the Pennsylvania Public Utility Commission (PUC) issued a final decision in its "Global" proceeding on telecommunications competition matters. The decision proposes to require our operating telephone subsidiary in Pennsylvania, Bell Atlantic-Pennsylvania, to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires Bell Atlantic-Pennsylvania to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that that classification is supposed to give Bell Atlantic-Pennsylvania. It sets a schedule of prerequisites for state endorsement of a Bell Atlantic-Pennsylvania application to the FCC for permission to offer in-region long distance service under Section 271 of the 1996 Act that are likely to delay that endorsement. Bell Atlantic-Pennsylvania has challenged the lawfulness of this order in the Pennsylvania Supreme Court, the Commonwealth Court of Pennsylvania and the Federal District Court.

On January 18, 2000, Bell Atlantic-Pennsylvania and fourteen other parties submitted to the PUC a Joint Petition for Settlement to resolve the appeals from the "Global" Order. If approved by the PUC, the settlement will eliminate the wholesale/retail separate subsidiary requirement and replace it with a requirement to establish an advanced services affiliate. The settlement would also expedite the process to obtain state endorsement of any Bell Atlantic-Pennsylvania application to the FCC for permission to offer long distance service. On February 2, 2000, the Commonwealth Court denied the PUC's request to consider the settlement and set an expedited briefing schedule for the appeals. On February 22, 2000, the PUC and Bell Atlantic-Pennsylvania appealed this determination to the Pennsylvania Supreme Court, and the matter is pending.

RECIPROCAL COMPENSATION
State regulatory decisions have required us to pay "reciprocal compensation" under the 1996 Act for the increasing volume of one-way traffic from our customers to customers of other carriers, primarily calls to Internet service providers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The U.S. Court of Appeals has remanded the FCC's decision for a better explanation of why this traffic is interstate.

Based upon the FCC's February 1999 decision, the Massachusetts Department of Telecommunications and Energy modified its earlier decision, resulting in a reduction of our reciprocal compensation obligation. Both the New Jersey Board of Public Utilities and the West Virginia Public Service Commission also have issued favorable decisions on reciprocal compensation for Internet-bound traffic. The New York PSC issued a decision that high volume, convergent traffic (which includes Internet-bound traffic) has different cost characteristics and should be compensated at the lower end-office rate. The New York PSC determined that traffic in excess of a 3:1 ratio is presumed to be high volume, convergent traffic, although this presumption may be rebutted. The Virginia State Corporation Commission has denied jurisdiction over compensation for Internet access and has referred us and other parties to the FCC. Commissions in Delaware, Maryland, Pennsylvania, and Rhode Island have issued decisions requiring us to continue to pay reciprocal compensation on Internet-bound traffic. We currently estimate that our reciprocal compensation payment obligations will be approximately $500 million to $550 million in 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
  OTHER MATTERS
--------------------------------------------------------------------------------
  New Accounting Standard-Derivatives and Hedging Activities
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

On March 3, 2000, the FASB issued a Proposed SFAS, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

We are currently evaluating the provisions of SFAS No. 133 and the proposed amendments. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

--------------------------------------------------------------------------------
  New Staff Accounting Bulletin-Revenue Recognition
--------------------------------------------------------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

--------------------------------------------------------------------------------
  Year "2000" Update
--------------------------------------------------------------------------------

We implemented a comprehensive program to evaluate and address the impact of the Year 2000 date transition on our operations. We did not experience any material interruption or failure of our normal business functions or operations as a result of an actual or perceived Year 2000 problem.

From the inception of our Year 2000 project through December 31, 1999, and based on the cost tracking methods we have historically applied to this project, we incurred total pre-tax expenses of approximately $230 million, and we have made capital expenditures of approximately $181 million. For 1999, total pre-tax expenses for our Year 2000 project were approximately $108 million and total capital expenditures were approximately $101 million.

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






/s/ Doreen A. Toben

Doreen A. Toben
Vice President - Controller


REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareowners of Bell Atlantic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Atlantic Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2000, except for Note 24,
as to which the date is March 22, 2000.

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                                  (dollars in millions, except per share amounts)
                                                                    1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
Operating revenues                                              $ 33,174      $ 31,566      $ 30,194      $ 29,155      $ 27,927
Operating income                                                   8,495         6,627         5,341         6,079         5,418
Income before extraordinary items and cumulative
   effect of change in accounting principle                        4,208         2,991         2,455         3,129         2,826
     Per common share-basic                                         2.72          1.90          1.58          2.02          1.85
     Per common share-diluted                                       2.66          1.87          1.56          2.00          1.84
Net income (loss)                                                  4,202         2,965         2,455         3,402           (97)
     Per common share-basic                                         2.71          1.89          1.58          2.20          (.06)
     Per common share-diluted                                       2.65          1.86          1.56          2.18          (.06)
Cash dividends declared per common share                            1.54          1.54          1.51          1.44          1.40

FINANCIAL POSITION
Total assets                                                    $ 62,614      $ 55,144      $ 53,964      $ 53,361      $ 50,623
Long-term debt                                                    18,463        17,646        13,265        15,286        15,744
Employee benefit obligations                                       9,326        10,384        10,004         9,588         9,388
Minority interest, including a portion subject to
   redemption requirements                                           458           330           911         2,014         1,221
Preferred stock of subsidiary                                        201           201           201           145           145
Shareowners' investment                                           15,880        13,025        12,789        12,976        11,214



Significant events affecting our historical earnings trends include the following:

 .  1999 data include a loss on mark-to-market adjustment for exchangeable notes
   (see Note 10) and merger-related costs.

 . 1998 and 1997 data include retirement incentive costs (see Note 16), merger-related costs and other special items (see Note 2).

 . 1996 data include retirement incentive costs (see Note 16), other special items, and the adoption of a change in accounting for directory publishing.

 . 1995 data include retirement incentive costs (see Note 16), and an extraordinary charge for the discontinuation of regulatory accounting principles.

Per share amounts have been adjusted to reflect a two-for-one stock split on June 1, 1998.

CONSOLIDATED STATEMENTS OF INCOME Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                                                              (dollars in millions, except per share amounts)
Years Ended December 31,                                                            1999              1998              1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                              $ 33,174          $ 31,566          $ 30,194
OPERATING EXPENSES
   Employee costs, including benefits and taxes                                    8,241             9,266             9,047
   Depreciation and amortization                                                   6,221             5,870             5,865
   Other operating expenses                                                       10,217             9,803             9,941
                                                                               -------------------------------------------------
                                                                                  24,679            24,939            24,853
                                                                               -------------------------------------------------
OPERATING INCOME                                                                   8,495             6,627             5,341
Income (loss) from unconsolidated businesses                                         143              (415)             (124)
Other income and (expense), net                                                       54               122                (3)
Interest expense                                                                   1,263             1,335             1,230
Mark-to-market adjustment for exchangeable notes                                    (664)                -                 -
                                                                               -------------------------------------------------
Income before provision for income taxes and extraordinary item                    6,765             4,999             3,984
Provision for income taxes                                                         2,557             2,008             1,529
                                                                               -------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                                   4,208             2,991             2,455
Extraordinary item
   Early extinguishment of debt, net of tax                                           (6)              (26)                -
                                                                               -------------------------------------------------
NET INCOME                                                                         4,202             2,965             2,455
Redemption of minority interest                                                        -               (30)                -
Redemption of investee preferred stock                                                 -                (2)                -
                                                                               -------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                                      $  4,202          $  2,933          $  2,455
                                                                               =================================================

BASIC EARNINGS PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM                                                $   2.72          $   1.90          $   1.58
Extraordinary item                                                                  (.01)             (.01)                -
                                                                               -------------------------------------------------
NET INCOME                                                                      $   2.71          $   1.89          $   1.58
                                                                               =================================================
Weighted-average shares outstanding (in millions)                                  1,553             1,553             1,552
                                                                               =================================================

DILUTED EARNINGS PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM                                                $   2.66          $   1.87          $   1.56
Extraordinary item                                                                  (.01)             (.01)                -
                                                                               -------------------------------------------------
NET INCOME                                                                      $   2.65          $   1.86          $   1.56
                                                                               =================================================
Weighted-average shares-diluted (in millions)                                      1,583             1,578             1,571
                                                                               =================================================

                                  See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS Bell Atlantic Corporation and Subsidiaries

                                                                                 (dollars in millions, except per share amounts)
At December 31,                                                                             1999                           1998
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and cash equivalents                                                            $  1,097                       $    237
   Short-term investments                                                                    839                            786
   Accounts receivable, net of allowances of $619 and $593                                 7,025                          6,560
   Inventories                                                                               664                            566
   Prepaid expenses                                                                          673                            522
   Other                                                                                     298                            411
                                                                                       --------------------------------------------
                                                                                          10,596                          9,082
                                                                                       --------------------------------------------
Plant, property and equipment                                                             89,238                         83,064
   Less accumulated depreciation                                                          49,939                         46,248
                                                                                       --------------------------------------------
                                                                                          39,299                         36,816
                                                                                       --------------------------------------------
Investments in unconsolidated businesses                                                   6,275                          4,276
Other assets                                                                               6,444                          4,970
                                                                                       --------------------------------------------
Total assets                                                                            $ 62,614                       $ 55,144
                                                                                       ============================================

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                                        $  5,455                       $  2,988
   Accounts payable and accrued liabilities                                                6,465                          6,105
   Other                                                                                   1,547                          1,438
                                                                                       --------------------------------------------
                                                                                          13,467                         10,531
                                                                                       --------------------------------------------
Long-term debt                                                                            18,463                         17,646
                                                                                       --------------------------------------------
Employee benefit obligations                                                               9,326                         10,384
                                                                                       --------------------------------------------
Deferred credits and other liabilities
   Deferred income taxes                                                                   3,892                          2,254
   Unamortized investment tax credits                                                        197                            222
   Other                                                                                     730                            551
                                                                                       --------------------------------------------
                                                                                           4,819                          3,027
                                                                                       --------------------------------------------
Minority interest, including a portion subject to redemption requirements                    458                            330
                                                                                       --------------------------------------------
Preferred stock of subsidiary                                                                201                            201
                                                                                       --------------------------------------------
Commitments and contingencies (Notes 2, 3, 8, and 9)
Shareowners' investment
   Series preferred stock ($.10 par value; none issued)                                        -                              -
   Common stock ($.10 par value; 1,576,246,325 shares and 1,576,246,325 shares issued)       158                            158
   Contributed capital                                                                    13,550                         13,368
   Reinvested earnings                                                                     2,806                          1,371
   Accumulated other comprehensive income (loss)                                             450                           (714)
                                                                                       --------------------------------------------
                                                                                          16,964                         14,183
   Less common stock in treasury, at cost                                                    640                            593
   Less deferred compensation-employee stock ownership plans                                 444                            565
                                                                                       --------------------------------------------
                                                                                          15,880                         13,025
                                                                                       --------------------------------------------
Total liabilities and shareowners' investment                                           $ 62,614                       $ 55,144
                                                                                       ============================================

                                  See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' INVESTMENT Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                                (dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,                                         1999                  1998                  1997
--------------------------------------------------------------------------------------------------------------------------
                                                            Shares   Amount       Shares   Amount       Shares   Amount
                                                        ------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year                             1,576,246  $   158    1,576,053  $   157    1,574,001  $   157
Shares issued
  Employee plans                                                 -        -          193        1        2,044        -
  Shareowner plans                                               -        -            -        -            8        -
                                                        ------------------------------------------------------------------
Balance at end of year                                   1,576,246      158    1,576,246      158    1,576,053      157
                                                        ------------------------------------------------------------------

CONTRIBUTED CAPITAL
Balance at beginning of year                                         13,368                13,177                13,216
Shares issued
  Employee plans                                                        138                   178                   (22)
Issuance of stock by subsidiaries                                        44                    13                     -
Other                                                                     -                     -                   (17)
                                                        ------------------------------------------------------------------
Balance at end of year                                               13,550                13,368                13,177
                                                        ------------------------------------------------------------------

REINVESTED EARNINGS
Balance at beginning of year                                          1,371                 1,262                 1,282
Net income                                                            4,202                 2,965                 2,455
Dividends declared ($1.54, $1.54, and $1.51 per share)               (2,391)               (2,392)               (2,363)
Shares issued
  Employee plans                                                       (359)                 (443)                 (121)
Tax benefit of dividends paid to ESOPs                                    9                    11                    13
Redemption of minority interest                                           -                   (30)                    -
Redemption of investee preferred stock                                    -                    (2)                    -
Other                                                                   (26)                    -                    (4)
                                                        ------------------------------------------------------------------
Balance at end of year                                                2,806                 1,371                 1,262
                                                        ------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                           (714)                 (553)                 (321)
                                                        ------------------------------------------------------------------
Foreign currency translation adjustment                                 (68)                 (146)                 (234)
Unrealized gains on marketable securities                             1,225                     2                     2
Minimum pension liability adjustment                                      7                   (17)                    -
                                                        ------------------------------------------------------------------
Other comprehensive income (loss)                                     1,164                  (161)                 (232)
                                                        ------------------------------------------------------------------
Balance at end of year                                                  450                  (714)                 (553)
                                                        ------------------------------------------------------------------

TREASURY STOCK
Balance at beginning of year                                22,887      593       22,952      591       22,540      589
Shares purchased                                            12,142      723       20,743    1,002       24,148      920
Shares distributed
  Employee plans                                           (11,446)    (675)     (20,779)    (999)     (23,260)    (899)
  Shareowner plans                                             (14)      (1)         (26)      (1)         (52)      (2)
  Acquisition agreements                                         -        -           (3)       -         (424)     (17)
                                                        ------------------------------------------------------------------
Balance at end of year                                      23,569      640       22,887      593       22,952      591
                                                        ------------------------------------------------------------------

DEFERRED COMPENSATION-ESOPS
Balance at beginning of year                                            565                   663                   769
Amortization                                                           (121)                  (98)                 (106)
                                                        ------------------------------------------------------------------
Balance at end of year                                                  444                   565                   663
                                                        ------------------------------------------------------------------
Total Shareowners' Investment                                       $15,880               $13,025               $12,789
                                                        ==================================================================

COMPREHENSIVE INCOME
Net income                                                          $ 4,202               $ 2,965               $ 2,455
Other comprehensive income (loss) per above                           1,164                  (161)                 (232)
                                                        ------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                          $ 5,366               $ 2,804               $ 2,223
                                                        ==================================================================

                                  See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS Bell Atlantic Corporation and Subsidiaries

                                                                                                      (dollars in millions)
Years Ended December 31,                                                                    1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $  4,202     $  2,965     $  2,455
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                           6,221        5,870        5,865
   Deferred income taxes, net                                                                928          264          237
   Mark-to-market adjustment for exchangeable notes                                          664            -            -
   Loss (income) from unconsolidated businesses                                             (143)         415          124
   Dividends received from unconsolidated businesses                                         116          170          192
   Amortization of unearned lease income                                                    (151)        (120)        (110)
   Investment tax credits                                                                    (25)         (29)         (38)
   Extraordinary item, net of tax                                                              6           26            -
   Other items, net                                                                          169          227           88
   Changes in certain assets and liabilities, net of effects from acquisition/disposition of businesses
         Accounts receivable                                                                (423)        (220)        (140)
         Inventories                                                                         (92)        (111)         (74)
         Other assets                                                                       (379)        (108)          65
         Employee benefit obligations                                                     (1,046)         354          416
         Accounts payable and accrued liabilities                                            345          376          (93)
         Other liabilities                                                                   264           (8)        (128)
                                                                                       ---------------------------------------
Net cash provided by operating activities                                                 10,656       10,071        8,859
                                                                                       ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (8,675)      (7,446)      (6,638)
Proceeds from sale of plant, property and equipment                                          211           12            6
Purchases of short-term investments                                                         (855)      (1,028)        (844)
Proceeds from sale of short-term investments                                                 795          968          427
Investments in unconsolidated businesses, net                                               (901)        (603)        (833)
Acquisition of businesses, less cash acquired                                               (505)         (62)         (62)
Proceeds from disposition of businesses                                                      612          637          547
Investment in leased assets                                                                 (170)        (269)        (162)
Proceeds from leasing activities                                                             110          155           83
Proceeds from Telecom Corporation of New Zealand Limited share repurchase plan                 -            -          153
Other, net                                                                                  (251)         (49)         (16)
                                                                                       ---------------------------------------
Net cash used in investing activities                                                     (9,629)      (7,685)      (7,339)
                                                                                       ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                            (2,399)      (2,379)      (2,340)
Net change in short-term borrowings with original maturities of three months or less       2,645       (4,038)       1,580
Proceeds from borrowings                                                                     662        6,328          633
Principal repayments of borrowings and capital lease obligations                            (942)        (651)        (902)
Early extinguishment of debt                                                                (257)        (790)           -
Proceeds from financing of cellular assets                                                   380            -            -
Proceeds from sale of common stock                                                           314          559          711
Purchase of common stock for treasury                                                       (723)      (1,002)        (920)
Minority interest                                                                              -         (632)           -
Reduction in preferred stock of subsidiary                                                     -            -          (10)
Proceeds from sale of stock of subsidiary                                                    119            -            -
Proceeds from sale of preferred stock by subsidiary                                            -            -           66
Net change in outstanding checks drawn on controlled disbursement accounts                    34          133         (265)
                                                                                       ---------------------------------------
Net cash used in financing activities                                                       (167)      (2,472)      (1,447)
                                                                                       ---------------------------------------

Increase (decrease) in cash and cash equivalents                                             860          (86)          73
Cash and cash equivalents, beginning of year                                                 237          323          250
                                                                                       ---------------------------------------
Cash and cash equivalents, end of year                                                  $  1,097     $    237     $    323
                                                                                       =======================================

                                  See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Bell Atlantic Corporation and Subsidiaries
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Note 1

Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

Bell Atlantic is an international telecommunications company that operates in four segments: Domestic Telecom, Global Wireless, Directory and Other Businesses. For further information concerning our business, see Note 18.

The telecommunications industry is undergoing substantial changes as a result of new legislation, public policy changes, technological advances, and various mergers and alliances. We are participating in this transformation in several ways, including:

 .    The provision of in-region long distance service in New York beginning in
     January 2000.

 .    Our forthcoming merger of equals with GTE Corporation (see Note 22).

 .    The combination of the U.S. wireless assets of both our company and
     Vodafone AirTouch plc (see Note 21).

CONSOLIDATION
The consolidated financial statements include our controlled or majority-owned subsidiaries. Investments in businesses which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. Certain of our cost method investments are classified as available-for-sale securities and adjusted to fair value under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

All significant intercompany accounts and transactions have been eliminated.

Telecom Corporation of New Zealand Limited
Effective May 31, 1999, our representatives resigned from the Board of Directors of Telecom Corporation of New Zealand Limited (TCNZ), an unconsolidated business in which we hold a 24.94% ownership interest, and we agreed to vote our shares neutrally. As a result, we no longer have significant influence over TCNZ's operating and financial policies and, therefore, have changed the accounting for our investment from the equity method to the cost method. You can find additional information about our TCNZ investment in Notes 3 and 10.

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

REVENUE RECOGNITION
We recognize wireline and wireless services revenues based upon usage of our network and facilities and contract fees. We recognize products and other services revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

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

The asset lives used by our operating telephone subsidiaries are presented in the following table:

Average Lives (in years)
--------------------------------------------------------------------------------
Buildings                                                             20-60
Central office equipment                                               5-12
Outside communications plant                                           8-65
Furniture, vehicles and other                                          3-15

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

COMPUTER SOFTWARE COSTS
Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 was an increase in net income of approximately $230 million in 1999. We also capitalized approximately $600 million as an intangible asset in 1999.

Prior to 1999, our operating telephone subsidiaries capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

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

GOODWILL AND OTHER INTANGIBLES
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We amortize goodwill and other identifiable intangibles on a straight-line basis over their estimated useful life, not exceeding 40 years. We assess the impairment of other identifiable intangibles and goodwill related to our consolidated subsidiaries under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. In instances where goodwill has been recorded for assets that are subject to an impairment loss, the carrying amount of the goodwill is eliminated before any reduction is made to the carrying amounts of impaired long-lived assets and identifiable intangibles. On a quarterly basis, we assess the impairment of enterprise level goodwill under Accounting Principles Board (APB) Opinion No. 17 "Intangible Assets." A determination of impairment (if any) is made based primarily on estimates of market value.

SALE OF STOCK BY SUBSIDIARY
We recognize in consolidation changes in our ownership percentage in a subsidiary caused by issuances of the subsidiary's stock as adjustments to Contributed Capital.

INCOME TAXES
Bell Atlantic and its domestic subsidiaries file a consolidated federal income tax return. For periods prior to the Bell Atlantic - NYNEX merger, NYNEX filed its own consolidated federal income tax return.

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

STOCK-BASED COMPENSATION
We account for stock-based employee compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follow the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

FOREIGN CURRENCY TRANSLATION
The functional currency for nearly all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at end-of-period exchange rates. We record these translation adjustments in Accumulated Other Comprehensive Income (Loss) in our consolidated balance sheets. We report exchange gains and losses on intercompany foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Income
(Loss). Other exchange gains and losses are reported in income.

When a foreign entity operates in a highly inflationary economy, we use the U.S. dollar as the functional currency rather than the local currency. We translate nonmonetary assets and liabilities and related expenses into U.S. dollars at historical exchange rates. We translate all other income statement amounts using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates, and any gains or losses are reported in income. For the period October 1, 1996, through December 31, 1998, we considered Grupo Iusacell S.A. de C.V., a fully consolidated subsidiary in Mexico, to operate in a highly inflationary economy and utilized the U.S. dollar as its functional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 1 continued

currency. Beginning January 1, 1999, we discontinued highly inflationary accounting for this entity and resumed using the Mexican peso as its functional currency.

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

Gains and losses and related discounts or premiums arising from foreign currency derivatives (which hedge our net investments in consolidated foreign subsidiaries and investments in foreign entities accounted for under the equity method) are included in Accumulated Other Comprehensive Income (Loss) and reflected in income upon sale or substantial liquidation of the investment. Certain of these derivatives also include an interest element, which is recorded in Interest Expense over the lives of the contracts. Gains and losses from derivatives which hedge our short-term transactions and cost investments are included in Other Income and Expense, Net, and discounts or premiums on these contracts are included in income over the lives of the contracts. Gains and losses from derivatives hedging identifiable foreign currency commitments are deferred and reflected as adjustments to the related transactions. If the foreign currency commitment is no longer likely to occur, the gain or loss is recognized immediately in income.

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

NEW ACCOUNTING STANDARD-DERIVATIVES AND HEDGING ACTIVITIES
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

On March 3, 2000, the FASB issued a Proposed SFAS, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

We are currently evaluating the provisions of SFAS No. 133 and the proposed amendments. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

NEW STAFF ACCOUNTING BULLETIN-REVENUE RECOGNITION
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 2

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

BELL ATLANTIC-NYNEX MERGER-RELATED COSTS
In the third quarter of 1997, we recorded merger-related pre-tax costs of $200 million for direct incremental costs, and $223 million for employee severance costs.

Direct incremental costs consist of expenses associated with completing the merger transaction, such as professional and regulatory fees, compensation arrangements, and shareowner-related costs.

Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the anticipated benefit costs for the separation by the end of 1999 of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. During 1997, 1998, and 1999, 245, 856, and 231 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our consolidated balance sheets as a component of Employee Benefit Obligations.

OTHER INITIATIVES
During 1997, we recorded other charges and special items totaling $1,041 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year.

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

Write-Down of Assets and Real Estate Consolidation
In the third quarter of 1997, we recorded pre-tax charges of $355 million for the write-down of obsolete or impaired fixed assets and for the cost of consolidating redundant real estate properties. As part of our merger integration planning, we reviewed the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. In the case of impaired assets, we analyzed cash flows related to those assets to determine the amount of the impairment. As a result of these reviews, we recorded charges of $275 million for the write-off of some assets and $25 million for the impairment of other assets. These assets primarily included computers and other equipment used to transport data for internal purposes, copper wire used to provide telecommunications service in New York, and duplicate voice mail platforms. None of these assets is held for disposal. At December 31, 1999 and 1998, the impaired assets had no remaining carrying value.

In connection with our merger integration efforts, we consolidated real estate to achieve a reduction in the total square footage of building space that we utilize. We sold properties, subleased some of our leased facilities, and terminated other leases, for which we recorded a charge of $55 million in the third quarter of 1997. Most of the charge related to properties in Pennsylvania and New York, where corporate support functions were consolidated into fewer work locations.


Regulatory, Tax and Legal Contingencies and Other Special Items
In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling $526 million (pre-tax), which consisted of the following:

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

Other charges arising in 1997 included $59 million for our equity share of formation costs previously announced by Cable & Wireless Communications plc
(CWC). We own an 18.6% interest in CWC and account for our investment under the equity method of accounting.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 2 continued

The following table provides a reconciliation of the liabilities associated with Bell Atlantic-NYNEX merger-related costs and other charges and special items described above:

                                                                                                              (dollars in millions)
                                                                                      1997                                     1998
                           --------------------------------------------------------------------------------------------------------
                                       Charged to
                           Beginning   Expense or
                             of Year      Revenue   Deductions   Adjustments   End of Year   Deductions   Adjustments   End of Year
-----------------------------------------------------------------------------------------------------------------------------------
MERGER-RELATED
Direct incremental costs       $   -       $  200       $ (165)a      $    -        $   35       $   (5)a       $  (26)      $    4

Severance obligation             111          223          (24)a          20           330          (61)a           47          316

OTHER INITIATIVES
Video-related costs                -          243         (227)b           5            21           (3)a          (12)           6

Write-down of fixed
   assets and real estate
   consolidation                   -          355         (312)b           -            43          (18)b           (2)          23

Regulatory, tax and legal
   contingencies, and
   other special items             -          526         (144)b           -           382         (118)c          (15)         249
                            -------------------------------------------------------------------------------------------------------
                              $  111       $1,547       $ (872)       $   25        $  811       $ (205)        $   (8)      $  598
                            =======================================================================================================


                                             (dollars in millions)
                                                              1999
                           ------------------------------------------

                           Deductions    Adjustments   End of Year
                           ------------------------------------------
MERGER-RELATED
Direct incremental costs       $   (1)a       $   (3)       $    -

Severance obligation              (35)a          (15)          266

OTHER INITIATIVES
Video-related costs                (2)a           (4)            -

Write-down of fixed
   assets and real estate
   consolidation                   (8)d          (13)            2

Regulatory, tax and legal
   contingencies, and
   other special items             (7)e          (37)          205
                             ---------------------------------------
                               $  (53)        $  (72)       $  473
                             =======================================

 .    Adjustments refer to deductions to the liability that reduced expense, or additions to the liability that increased expense resulting from changes in circumstances or experience in implementing the planned activities. In 1999, adjustments include the favorable settlement of tax matters.

 .    Deductions refer to the utilization of the liability through payments, asset write-offs, or refunds to customers.

     a-primarily comprised of cash payments
     b-primarily comprised of asset write-offs c-comprised of cash payments of $66 million, refunds to customers of $42 million, and asset write-offs of $10 million d-comprised of cash payments of $3 million and asset write-offs of $5 million
     e-comprised of cash payments of $4 million and asset write-offs of $3 million

At December 31, 1999, direct incremental and video-related liabilities were fully utilized through either payments or adjustments. We expect that the remaining real estate liabilities will extend through 2003. Liabilities for regulatory, tax and legal contingencies, and other special items will be utilized as the respective matter is settled. The obligation for severance benefits, which has been determined under SFAS No. 112, represents expected payments to employees who leave the company with benefits provided under pre-existing separation pay plans. The severance obligation is adjusted through annual costs, which are actuarially determined based upon financial market interest rates, experience, and management's best estimate of future benefit payments. In 1997, the merger-related severance costs increased our existing severance obligation. At December 31, 1999, the merger-related separations were completed and the remaining liability balance represents our obligation for ongoing separations under the pre-existing separation pay plans, in accordance with SFAS No. 112.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 3

Investments in Unconsolidated Businesses
--------------------------------------------------------------------------------

Our investments in unconsolidated businesses comprise the following:

                                                                 (dollars in millions)
                                                      1999                       1998
At December 31,                    Ownership    Investment   Ownership     Investment
----------------------------------------------------------------------------------------
EQUITY INVESTEES
Omnitel Pronto Italia S.p.A            23.14%     $  1,262       19.71%      $    521
PrimeCo Personal
  Communications, L.P.                 50.00         1,078       50.00          1,012
Cable & Wireless
  Communications plc                   18.59           643       18.50            675
FLAG                                   37.67           161       37.67            178
Telecom Corporation of
  New Zealand Limited                      -             -       24.95            373
Other                                Various           723     Various            739
                                                 ----------                 ----------
  Total equity investees                             3,867                      3,498
                                                 ----------                 ----------
COST INVESTEES
Telecom Corporation of
  New Zealand Limited                  24.94         2,103           -              -
Viacom Inc.                                -             -           -            603
Other                                Various           305     Various            175
                                                 ----------                 ----------
  Total cost investees                               2,408                        778
                                                 ----------                 ----------
Total                                             $  6,275                   $  4,276
                                                 ==========                 ==========

Dividends received from investees amounted to $116 million in 1999, $170 million in 1998, and $192 million in 1997.

OMNITEL PRONTO ITALIA S.p.A.
Omnitel Pronto Italia S.p.A. (Omnitel) operates a wireless mobile telephone network in Italy. We account for this investment under the equity method because we have significant influence over Omnitel's operating and financial policies. Since 1994, we have invested approximately $1.2 billion in Omnitel. Approximately $630 million of this amount was invested in June 1999, which increased our ownership interest from 19.71% to 23.14%. Goodwill related to this investment totals approximately $995 million which is being amortized on a straight-line basis over a period of 25 years. At December 31, 1999, remaining goodwill was approximately $900 million.

PRIMECO PERSONAL COMMUNICATIONS, L.P.
PrimeCo Personal Communications, L.P. (PrimeCo) is a partnership established in 1994 between Bell Atlantic and Vodafone AirTouch plc (Vodafone AirTouch), which provides personal communications services (PCS) in major cities across the United States.

Since 1994, we have invested approximately $2 billion in PrimeCo to fund its operations and the build-out of its PCS network. Under the terms of the partnership agreement, PrimeCo entered into a leveraged lease financing arrangement for certain equipment which has been guaranteed by the partners in the joint venture. Our share of this guarantee is approximately $126 million.

On August 3, 1999, Bell Atlantic and Vodafone AirTouch announced an agreement to restructure our ownership interests in PrimeCo. Under the terms of that agreement, we would assume full ownership of PrimeCo operations in five "major trading areas" (MTAs) - Richmond, VA, New Orleans, LA and the Florida MTAs of Jacksonville, Tampa and Miami. Vodafone AirTouch would assume full ownership of the remaining five PrimeCo MTAs - Chicago, IL, Milwaukee, WI and the Texas MTAs of Dallas, San Antonio and Houston.

Under the terms of the Wireless Co. agreement (see Note 21), Bell Atlantic and Vodafone AirTouch agreed to suspend the August 3, 1999 agreement to restructure PrimeCo ownership interests, with certain limited exceptions. As a result, no action will be taken to allocate most PrimeCo markets unless either we or Vodafone AirTouch give notice to initiate such an allocation. Neither party has given such notice.

In January 2000, we and Vodafone AirTouch purchased the remaining 20% partnership interest in the Texas MTAs of Dallas, San Antonio and Houston held by TXU Communications Holding Company (TXU). We invested $196 million to acquire 55% of the TXU partnership interest. Vodafone AirTouch will own the remaining 45% of the TXU partnership interest.

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

On July 27, 1999, we announced our agreement to a proposal by Cable & Wireless plc (Cable & Wireless), NTL Incorporated (NTL) and CWC for the proposed restructuring of CWC. Under the terms of the agreement, CWC's consumer cable telephone, television and Internet operations would be separated from its corporate, business, Internet protocol and wholesale operations. The consumer operations would be acquired by NTL and the other operations would be acquired by Cable & Wireless. In exchange for our interest in CWC, we would receive shares in the two acquiring companies, representing approximately 9.1% of the NTL shares currently outstanding and approximately 4.6% of the Cable & Wireless shares currently outstanding. Our investments in NTL and Cable & Wireless will be accounted for under the cost method.

We expect the restructuring to result in a material non-cash gain. The completion of the restructuring is subject to a number of conditions and, assuming satisfaction of those conditions, is expected to close in the first half of 2000.

In August 1998 we issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005. Prior to the proposed restructuring described above, the notes are exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder, beginning on July 1, 2002. However, upon completion of the proposed restructuring, the CWC exchangeable notes would be exchangeable on and after July 1, 2002 for shares in NTL and Cable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

NOTE 3 continued

& Wireless in proportion to the shares received in the restructuring. Upon exchange by investors, we retain the option to settle in cash or by delivery of the Cable & Wireless and NTL shares. You can find additional information on the CWC exchangeable notes in Note 10.

FLAG
Fiberoptic Link Around the Globe (FLAG) is an undersea fiberoptic cable system, providing digital communications links between Europe and Asia. FLAG launched commercial service in the fourth quarter of 1997. We have invested approximately $227 million in FLAG since 1994. At December 31, 1999, our ownership interest was comprised of our interest in FLAG Ltd. and our interest in its parent company, FLAG Telecom Holdings Limited (FLAG Telecom). In January 2000, we exchanged our shares in FLAG Ltd. for an interest in FLAG Telecom resulting in an aggregate interest in FLAG Telecom of approximately 38%. There was no impact to our financial statements or our effective ownership interest as a result of this transaction.

In February 2000, Flag Telecom conducted an initial public offering. The primary offering consisted of approximately 28 million newly issued common shares. Certain existing shareowners also participated in a secondary offering in which approximately 8 million of their common shares were sold. We did not acquire any new shares in the primary offering, nor did we participate in the secondary offering. As a result, our current ownership interest has been reduced to approximately 30%.

FLAG had outstanding borrowings of $615 million as of December 31, 1997 under a limited recourse debt facility, which it refinanced in the first quarter of 1998 through a new $800 million credit facility. This refinancing resulted in an after-tax extraordinary charge of $15 million. The refinancing also released us from certain obligations under a contingent sponsor support agreement signed in connection with the debt facility outstanding in 1997.

OTHER EQUITY INVESTMENTS
We also have global wireless investments in the Czech Republic, Slovakia, Greece, and Indonesia. These investments are in joint ventures to build and operate wireless networks in these countries. We also have an investment in a company in the Philippines which provides telecommunications services in certain regions of that country. The remaining investments include real estate partnerships, publishing joint ventures, and several other domestic and international joint ventures.

In 1998, other equity investees also included Bell Atlantic Mobile's (BAM) investment in domestic wireless properties doing business under the Frontier Cellular name. Frontier Cellular was a joint venture between BAM and Frontier Corporation (Frontier). In December 1999, BAM completed its purchase of Frontier's interests for $374 million and assumed approximately $105 million in debt, resulting in purchased goodwill of approximately $265 million. As a result of this transaction, we increased our ownership interest from 50% to 100% and, therefore, have changed the accounting for our investment in Frontier Cellular from the equity method to full consolidation. The change in accounting methodology resulted in a reduction to Investments in Unconsolidated Businesses of $87 million in 1999.

SUMMARIZED FINANCIAL INFORMATION
The following tables display the summarized audited financial information for our equity investees. These amounts are shown on a 100 percent basis.

                                                      (dollars in millions)
Years Ended December 31,                           1999               1998
----------------------------------------------------------------------------

Results of operations
  Operating revenues                            $10,584            $ 8,832
  Operating income                                2,124              1,474
  Income before extraordinary item                  698                577
  Net income                                        698                520

Bell Atlantic's equity share of income          $    72            $    25

At December 31,                                    1999               1998
----------------------------------------------------------------------------

Financial position
  Current assets                                $ 3,736            $ 4,680
  Noncurrent assets                              18,613             18,986
  Current liabilities                             4,484              4,830
  Noncurrent liabilities                          8,877             10,027
  Minority interest                                 169                155
  Stockholders' equity                            8,819              8,654

Bell Atlantic's equity share of investees       $ 3,867            $ 3,498


COST INVESTEES
Certain of our cost investments are carried at their fair value, principally our investment in Telecom Corporation of New Zealand Limited (TCNZ), as described below. Other cost investments are carried at their original cost, except in cases where we have determined that a decline in the estimated fair value of an investment is other than temporary as described below under the section "Other Cost Investments."

Telecom Corporation of New Zealand Limited
TCNZ is that country's principal provider of telecommunications services. We account for our investment in TCNZ under the cost method because we do not have significant influence over TCNZ's operating and financial policies (see Note 1).

In February 1998, we issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003. The notes were exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning September 1, 1999. As of December 31, 1999, no notes have been delivered for exchange. You can find additional information on the TCNZ exchangeable notes in Note 10.

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

In December 1998, we accepted an offer from Viacom to repurchase one-half of our Viacom investment, or 12 million shares of the preferred stock (with a book value of approximately $600 million) for approximately $564 million in cash. This transaction resulted in a small loss, which was recorded in Income (Loss) from Unconsolidated Businesses in 1998. This preferred stock had been held by a fully

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 3 continued

consolidated subsidiary, which had been created as part of a transaction to monetize a portion of our Viacom investment during 1995 and 1996. This monetization transaction involved entering into nonrecourse contracts whereby we raised $600 million based, among other things, on the value of our investment in Viacom. To accomplish the monetization, two fully consolidated subsidiaries were created to manage and protect certain assets for distribution at a later date. In addition, an outside party contributed $600 million in cash in exchange for an interest in one of these subsidiaries, and we contributed a $600 million note that was collateralized by certain financial assets, including the 12 million shares of Viacom preferred stock and 22.4 million shares of our common stock. The outside party's contribution was reflected in Minority Interest, and the issuance of common stock was reflected as Treasury Stock.

The cash proceeds from the repurchase of the 12 million shares of Viacom preferred stock, together with additional cash, was used to repay the note that had been contributed to one of the subsidiaries. The total amount of cash was distributed to the outside party, under a pre-existing agreement, to redeem most of that party's interest in the subsidiary. We then purchased the remaining portion of the outside party's interest. The transaction was accounted for as a charge to Reinvested Earnings and a reduction from Net Income in calculating Net Income Available to Common Shareowners in the amount of $30 million. As a result of our purchase of the outside party's interest, we reduced Minority Interest by $600 million in 1998. However, the subsidiaries continue to hold shares of our common stock, which have been reported as Treasury Stock at December 31, 1999.

The remaining 12 million shares of preferred stock were repurchased by Viacom in a second transaction in January 1999 for approximately $612 million in cash. This transaction did not have a material effect on our consolidated results of operations.

Other Cost Investments
Other cost investments include our Asian investments - TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. In the third quarter of 1998, we recorded pre-tax charges of $485 million to Income
(Loss) From Unconsolidated Businesses to adjust our carrying values of TelecomAsia and Excelcomindo. The charges were necessary because we determined that the decline in the estimated fair values of each of these investments were other than temporary. We determined the fair values of these investments by discounting estimated future cash flows.

In the case of TelecomAsia, we recorded a charge of $348 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining the charge:

 . The continued weakness of the Thai currency as compared to historical exchange rates had placed additional financial burdens on the company in servicing U.S. dollar-denominated debt.

 . The economic instability and prospects for an extended recovery period had resulted in weaker than expected growth in TelecomAsia's business. This was indicated by slower than expected growth in total subscribers and usage. These factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 . The business plan for TelecomAsia contemplated cash flows from several lines of business. Given TelecomAsia's inclination to focus on its core wireline business, these other lines of business would not contribute future cash flows at previously expected levels.

In the case of Excelcomindo, we recorded a charge of $137 million to adjust the carrying value of the investment to its estimated fair value. We considered the following factors in determining this charge:

 . The continued weakness of the Indonesian currency as compared to historical exchange rates had placed additional financial burdens on the company in servicing U.S. dollar-denominated debt. The political unrest in Indonesia contributed to the currency's instability.

 . The economic instability and prospects for an extended recovery period had resulted in weaker than expected growth in Excelcomindo's business. One significant factor was the inflexible tariff regulation despite rising costs due to inflation. This and other factors resulted in reduced expectations of future cash flows and, accordingly, a reduction in the value of our investment.

 . Issues with cash flow required Excelcomindo's shareholders to evaluate the future funding of the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 4

Grupo Iusacell, S.A. de C.V.
--------------------------------------------------------------------------------

Since 1993, we have invested $1.2 billion in Iusacell, a wireless telecommunications company in Mexico. Goodwill related to this investment totaled approximately $810 million and is being amortized on a straight-line basis over a period of 25 years. At December 31, 1999, remaining goodwill, net of amortization and cumulative translation adjustments, was approximately $260 million. In the first quarter of 1997, we consummated a restructuring of our investment in Iusacell to permit us to assume control of the Board of Directors and management of Iusacell. As a result of the restructuring, we changed the accounting for our Iusacell investment from the equity method to full consolidation.

Iusacell and its principal shareholders entered into an agreement (the 1998 Restructuring Agreement) to reorganize ownership of the company. This reorganization provided for the formation of a new holding company, Nuevo Grupo Iusacell, S.A. de C.V. (New Iusacell), with two classes of shares, one of which is traded publicly. The intention of the reorganization was to raise capital, increase the availability of debt financing, and increase the liquidity of its publicly traded shares.

As contemplated in the reorganization plan, during 1998 and 1999, Iusacell borrowed $133 million from us, as a bridge loan, under a $150 million subordinated convertible debt facility that expired in June 1999 (the Facility). In accordance with the Facility and the 1998 Restructuring Agreement, we converted the debt into additional Series A shares at a price of $.70 per share. We also sold a portion of those shares to the Peralta Group, the other principal shareholder of Iusacell, for $.70 per share and received proceeds of approximately $15 million in 1999 and $15 million in 1998. As a result of these interim steps of the reorganization plan, our ownership of Iusacell temporarily increased to 47.2%.

On August 4, 1999, the reorganization plan was finalized when New Iusacell concluded an exchange and rights offering to existing Iusacell shareholders. These offerings permitted shareholders to exchange their shares in Iusacell for shares in New Iusacell and to subscribe to additional shares of New Iusacell based on their current ownership. In addition, New Iusacell launched primary and secondary share offerings. We and the Peralta Group participated in the secondary share offering. We received approximately $73 million of proceeds from the secondary share offering and New Iusacell received approximately $31 million of proceeds from the primary share and rights offerings. As a result of the reorganization, we have recorded an adjustment to increase our contributed capital by $43 million, which recognizes the ultimate change in our ownership percentage resulting from these transactions. As of December 31, 1999, we own 40.2% of New Iusacell, which we continue to control and consolidate.

--------------------------------------------------------------------------------
Note 5

Minority Interest
--------------------------------------------------------------------------------

                                                  (dollars in millions)
At December 31,                         1999                      1998
-------------------------------------------------------------------------

Portion subject to
  redemption requirements            $   121                   $    41
Portion nonredeemable                    337                       289
                                    -------------------------------------
                                     $   458                   $   330
                                    =====================================


Minority interest primarily consists of certain partnerships consolidated by our domestic wireless subsidiary, Bell Atlantic Mobile, and the other shareowners' interest in Iusacell. A portion of our minority interest is subject to redemption requirements, primarily the ownership interest held by the Peralta Group. Under an agreement dated February 22, 1999, the Peralta Group can require us to purchase from it approximately 517 million Iusacell shares for $.75 per share, or approximately $388 million in the aggregate, by giving notice of exercise between November 15, 2001, and December 15, 2001. You can find additional information about our Iusacell investment in Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 6

Marketable Securities
--------------------------------------------------------------------------------

We have investments in marketable securities, primarily common stocks, which are considered "available-for-sale" under SFAS No. 115. These investments have been included in our balance sheet in Investments in Unconsolidated Businesses and Short-term Investments.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in Accumulated Other Comprehensive Income (Loss). The fair values of our investments in marketable securities are determined based on market quotations.

The following table shows certain summarized information related to our investments in marketable securities:

                                                         (dollars in millions)
                                           Gross          Gross
                                      Unrealized     Unrealized
                               Cost        Gains         Losses    Fair Value
--------------------------------------------------------------------------------

AT DECEMBER 31, 1999
Investments in
  unconsolidated
  businesses                 $  367       $1,892          $  --        $2,259
Short-term investments           38            1             (2)           37
                            ----------------------------------------------------
                             $  405       $1,893          $  (2)       $2,296
                            ====================================================
AT DECEMBER 31, 1998
Investments in
  unconsolidated
  businesses                 $    1       $    6          $  --        $    7
Short-term investments           23           --             (1)           22
                            ----------------------------------------------------
                             $   24       $    6          $  (1)       $   29
                            ====================================================


Our investments in unconsolidated businesses increased from December 31, 1998 as a result of a change in accounting for our investment in TCNZ from the equity method to the cost method. Certain other investments in marketable securities that we hold are not carried at their fair values because those values are not readily determinable. We have, however, adjusted the carrying values of these securities in situations where we believe declines in value below cost were other than temporary. The carrying values for these investments were $169 million at December 31, 1999 and $771 million at December 31, 1998. The decrease from December 31, 1998 was principally due to the disposition of our remaining investment in Viacom in January 1999 (see Note 3).

--------------------------------------------------------------------------------
Note 7

Plant, Property and Equipment
--------------------------------------------------------------------------------

The following table displays the details of plant, property and equipment, which is stated at cost:
                                                         (dollars in millions)
AT DECEMBER 31,                                      1999                1998
--------------------------------------------------------------------------------
Land                                             $    447            $    412
Buildings                                           6,954               6,667
Central office equipment                           33,822              31,441
Outside communications plant                       36,252              33,605
Furniture, vehicles, and
  other work equipment                              7,972               7,870
Other                                               1,646               1,356
Construction-in-progress                            2,145               1,713
                                                --------------------------------
                                                   89,238              83,064
Accumulated depreciation                          (49,939)            (46,248)
                                                --------------------------------
Total                                            $ 39,299            $ 36,816
                                                ================================


Plant, property and equipment at December 31, 1999 and 1998 includes real estate property and equipment under operating leases (or held for lease) of $76 million and $97 million, and accumulated depreciation of $38 million and $22 million.

--------------------------------------------------------------------------------
Note 8

Leasing Arrangements
--------------------------------------------------------------------------------

AS LESSOR
We are the lessor in leveraged and direct financing lease agreements under which commercial aircraft, rail equipment, industrial equipment, power generating facilities, real estate property, and telecommunications and other equipment are leased for remaining terms of 1 to 47 years. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since we have no general liability for this debt, the related principal and interest have been offset against the minimum lease payments receivable. Minimum lease payments receivable are subordinate to the debt and the holders of the debt have a security interest in the leased equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 8 continued

Finance lease receivables, which are included in Current Assets-Other and Noncurrent Assets-Other Assets in our consolidated balance sheets comprise the following:

                                                                                                            (dollars in millions)
At December 31,                                                             1999                                            1998
------------------------------------------------------------------------------------------------------------------------------------

                                                          Direct                                          Direct
                                       Leveraged         Finance                       Leveraged         Finance
                                          Leases          Leases           Total          Leases          Leases           Total
------------------------------------------------------------------------------------------------------------------------------------

Minimum lease payments receivable        $ 3,178         $   138         $ 3,316         $ 2,986         $   190         $ 3,176
Estimated residual value                   2,262              29           2,291           2,187              36           2,223
Unearned income                           (2,151)            (44)         (2,195)         (2,132)            (58)         (2,190)
                                       ---------------------------------------------------------------------------------------------

                                         $ 3,289         $   123           3,412         $ 3,041         $   168           3,209
                                       ============================                    ============================
Allowance for doubtful accounts                                              (37)                                            (37)
                                                                       ------------                                    -------------

Finance lease receivables, net                                           $ 3,375                                         $ 3,172
                                                                       ------------                                    -------------

Current                                                                  $    32                                         $    37
                                                                       ------------                                    -------------

Noncurrent                                                               $ 3,343                                         $ 3,135
                                                                       ============                                    =============


Accumulated deferred taxes arising from leveraged leases, which are included in Deferred Income Taxes, amounted to $2,531 million at December 31, 1999 and $2,445 million at December 31, 1998.

AS LESSOR
The following table is a summary of the components of income from leveraged leases:

                                                       (dollars in millions)
Years Ended December 31,                       1999        1998        1997
------------------------------------------------------------------------------
Pre-tax lease income                         $  138       $  99       $  97
Income tax expense                               49          47          31
Investment tax credits                            2           5           3


This table displays the future minimum lease payments to be received from noncancelable leases, net of nonrecourse loan payments related to leveraged and direct financing leases in excess of debt service requirements, for the periods shown at December 31, 1999:

                                                        (dollars in millions)
                                               Capital              Operating
Years                                           Leases                 Leases
--------------------------------------------------------------------------------
2000                                            $   68                 $   20
2001                                                72                      1
2002                                                86                      1
2003                                                79                      1
2004                                                83                      -
Thereafter                                       2,928                      -
                                              ----------------------------------
Total                                           $3,316                 $   23
                                              ==================================


AS LESSEE
We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense under operating leases amounted to $572 million in 1999, $556 million in 1998, and $573 million in 1997. We incurred initial capital lease obligations of $1 million in 1999, $3 million in 1998, and $11 million in 1997.

Capital lease amounts included in Plant, Property and Equipment are as follows:

                                                         (dollars in millions)
At December 31,                                   1999                   1998
--------------------------------------------------------------------------------

Capital leases                                  $  222                 $  296
Accumulated amortization                          (151)                  (169)
                                              ----------------------------------
Total                                           $   71                 $  127
                                              ==================================


This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1999:

                                                         (dollars in millions)
                                               Capital              Operating
Years                                           Leases                 Leases
--------------------------------------------------------------------------------

2000                                            $   35                 $  234
2001                                                26                    217
2002                                                20                    186
2003                                                11                    159
2004                                                 9                    131
Thereafter                                          56                    648
                                              ----------------------------------
Total minimum rental commitments                   157                 $1,575
                                                                     ===========
Less interest and executory costs                   60
                                              -----------
Present value of minimum lease payments             97
Less current installments                           22
                                              -----------
Long-term obligation at December 31, 1999       $   75
                                              ===========


As of December 31, 1999, the total minimum sublease rentals to be received in the future under noncancelable operating subleases was $236 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 9

Commitments and Contingencies
--------------------------------------------------------------------------------

In connection with certain state regulatory incentive plan commitments, we have deferred revenues which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our operating telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, which we currently deem to be probable and estimable.

We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

--------------------------------------------------------------------------------
Note 10

Debt
--------------------------------------------------------------------------------

DEBT MATURING WITHIN ONE YEAR
The following table displays the details of debt maturing within one year:

                                                        (dollars in millions)
At December 31,                                      1999               1998
--------------------------------------------------------------------------------

Notes payable
  Commercial paper                                 $4,310             $1,384
  Bank loans                                          143                300
  Short-term note                                      22                  -
Long-term debt maturing within one year               980              1,304
                                                 -------------------------------
Total debt maturing within one year                $5,455             $2,988
                                                 ===============================
Weighted-average interest rates
  for notes payable outstanding
  at year-end                                         6.0%               5.6%


Capital expenditures (primarily construction of telephone plant) are partially financed, pending long-term financing, through bank loans and the issuance of commercial paper payable within 12 months.

At December 31, 1999, we had in excess of $4.0 billion of unused bank lines of credit. The availability of these lines, for which there are no formal compensating balances, is at the discretion of each bank. Certain of these lines of credit contain requirements for the payment of commitment fees.

Substantially all of the assets of Iusacell, totaling approximately $1,252 million at December 31, 1999, are subject to lien under credit facilities with certain bank lenders.

LONG-TERM DEBT
This table shows our outstanding long-term debt obligations:


                                                                                                           (dollars in millions)
At December 31,                                                      Interest Rates %    Maturities          1999          1998
-------------------------------------------------------------------------------------------------------------------- --------------
Telephone subsidiaries' debentures                                     4.375 - 7.00       2000-2033      $  4,427      $  4,572
                                                                       7.125 - 7.75       2002-2033         2,265         2,465
                                                                       7.85  - 9.375      2010-2031         1,922         1,979
   Unamortized discount, net of premium                                                                       (51)          (56)
                                                                                                       ------------- --------------
                                                                                                            8,563         8,960
Exchangeable notes, net of unamortized discount of $212 and $244       4.25 - 5.75        2003-2005         6,341         5,645
Notes payable                                                          5.30 - 12.00       2000-2012         3,082         3,036
Refunding mortgage bonds                                               4.25 - 7.375       2000-2011           635           635
Employee stock ownership plan loans (Note 16)
   NYNEX debentures                                                            9.55            2010           281           305
   Bell Atlantic senior notes                                                  8.17            2000            70           200
Capital lease obligations (average rate 10.2% and 11.0%) and
   other (average rate 6.2%)                                                                                  471           152
Mortgage and installment notes                                        10.50 - 11.00                             -            17
                                                                                                       ------------- --------------
Total long-term debt, including current maturities                                                         19,443        18,950
Less maturing within one year                                                                                 980         1,304
                                                                                                       ------------- --------------
Total long-term debt                                                                                     $ 18,463      $ 17,646
                                                                                                       ============= ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 10 continued

Telephone Subsidiaries' Debt
The telephone subsidiaries' debentures outstanding at December 31, 1999 include $2,247 million that are callable. The call prices range from 101.72% to 100.00% of face value, depending upon the remaining term to maturity of the issue. All of our refunding mortgage bonds are also callable as of December 31, 1999. In addition, our long-term debt includes $350 million that will become redeemable for limited periods at the option of the holders. Of this amount, $175 million becomes redeemable in 2002. One debenture totaling $175 million becomes redeemable in 2000 and again in 2002. The redemption prices will be 100.0% of face value plus accrued interest.

Substantially all of the assets of New York Telephone Company, totaling approximately $14.1 billion at December 31, 1999, are subject to lien under New York Telephone Company's refunding mortgage bond indenture.

Exchangeable Notes
In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The TCNZ exchangeable notes are exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. The proceeds of the TCNZ exchangeable notes offering were used for the repayment of a portion of our short-term debt. As of December 31, 1999, no notes have been delivered for exchange.

In August 1998, FSI issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). The CWC exchangeable notes were issued at a discount and at December 31, 1999 the notes had a carrying value of $3,886 million, including a loss on a mark-to-market adjustment of $664 million. The CWC exchangeable notes are exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of CWC shares. The CWC exchangeable notes are redeemable at our option, beginning September 15, 2002, at escalating prices from 104.2% to 108.0% of the principal amount. If the CWC exchangeable notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time. The proceeds of the CWC exchangeable notes offering were used for the repayment of a portion of our short-term debt and other general corporate purposes.

The CWC and TCNZ exchangeable notes are indexed to the fair market value of each company's common stock. If the price of the shares exceeds the exchange price established at the offering date, a mark-to-market adjustment is recorded, recognizing an increase in the carrying value of the debt obligation and a charge to income. If the price of the shares subsequently declines the debt obligation is reduced (not to less than its amortized carrying value).

At December 31, 1999, the CWC share price exceeded the exchange price and we recorded an increase in the carrying value of the CWC exchangeable notes of $664 million and a corresponding charge to income ($432 million after-tax). We recorded no mark-to-market adjustment for the TCNZ exchangeable notes at December 31, 1999. During 1998, no mark-to-market adjustments were recorded.

A proposed restructuring of our investment in CWC, as discussed in Note 3, would change the securities to be delivered upon exchange for the CWC exchangeable notes. Under this restructuring, we would receive shares of two companies acquiring the businesses of CWC in exchange for our CWC shares. After the restructuring, we would account for these investments under the cost method.

Support Agreements
The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In each of the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal, and cash value of exchange property related to the notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any), and principal on FSI's medium-term notes (aggregating $184 million at December 31, 1999 and $245 million at December 31, 1998) should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our consolidated financial statements was approximately $17 billion at December 31, 1999.

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

Maturities of Long-Term Debt
Maturities of long-term debt outstanding at December 31, 1999, excluding capital lease obligations and unamortized discount and premium, are $958 million in 2000, $536 million in 2001, $882 million in 2002, $3,581 million in 2003, $1,030 million in 2004 and $12,632 million thereafter. These amounts include the redeemable debt at the earliest possible redemption dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 10 continued

Early Extinguishment of Debt
In 1999, we recorded charges associated with the early extinguishment of debentures of the telephone subsidiaries. These charges reduced net income by $6 million (net of an income tax benefit of $4 million). In 1998, we recorded extraordinary charges associated with the early extinguishment of debentures and refunding mortgage bonds of the operating telephone subsidiaries and debt issued by FLAG, an investment accounted for under the equity method. These charges reduced net income by $26 million (net of an income tax benefit of $14 million) in 1998.

--------------------------------------------------------------------------------
Note 11

Financial Instruments
--------------------------------------------------------------------------------

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

We recognized pre-tax income (expense) of $13 million in 1999, $(4) million in 1998, and $17 million in 1997 in our statements of income related to our risk management activities involving derivatives.

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

                                                    (dollars in millions)
                                                   Weighted-Average Rate
                                               ---------------------------------

                     Notional
At December 31,       Amount         Maturities      Receive         Pay
--------------------------------------------------------------------------------

INTEREST RATE SWAP AGREEMENTS
Foreign Currency Forwards/Interest Rate Swaps
1999                 $   232        2000 - 2002          5.8%        6.6%
1998                 $   303        1999 - 2002          5.3%        6.0%

Other Interest Rate Swaps
Pay fixed
1999                 $   285        2000 - 2005          6.1%        5.9%
1998                 $   260        1999 - 2005          5.0%        5.9%

Pay variable
1999                 $   553        2000 - 2006          6.4%        6.1%
1998                 $   784        1999 - 2006          6.6%        5.3%

STRUCTURED NOTE SWAP AGREEMENTS
1999                 $     -           -
1998                 $    60        1999

INTEREST RATE CAP/FLOOR AGREEMENTS
1999                 $   147        2001 - 2002
1998                 $   297        1999 - 2002

BASIS SWAP AGREEMENTS
1999                 $ 1,001        2003 - 2004
1998                 $ 1,001        2003 - 2004


We use foreign currency forwards/interest rate swap agreements to hedge the value of certain international investments. The agreements generally require us to receive payments based on fixed interest rates and make payments based on variable interest rates.

The structured note swap agreements converted structured medium-term notes to conventional fixed rate liabilities while reducing financing costs. The effective fixed interest rate on these notes averaged 6.1% at December 31, 1998. These contracts expired in 1999.

Other interest rate swap agreements, which sometimes incorporate options, and interest rate caps and floors are all used to adjust the interest rate profile of our debt portfolio and allow us to achieve a targeted mix of fixed and variable rate debt.

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we entered into several basis swap agreements which require us to receive payments based on a variable interest rate (LIBOR-based) and make payments based on a tax-exempt market index (J.J. Kenney). We account for these basis swap agreements at fair value and recognized income (expense) of $12 million in 1999, $(4) million in 1998, and $4 million in 1997 related to mark-to-market adjustments.

FOREIGN EXCHANGE RISK MANAGEMENT
Our foreign exchange risk management includes the use of foreign currency forward contracts, options and foreign currency swaps. Forward contracts and options call for the sale or purchase, or the option to sell or purchase, certain foreign currencies on a specified future date. These contracts are typically used to hedge short-term foreign currency transactions and commitments. The total notional amounts of our foreign currency forward contracts and option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 11 continued

contracts were $77 million at December 31, 1999, $2 million at December 31, 1998, and $15 million at December 31, 1997. The contracts outstanding at December 31, 1999 have maturities ranging from four to sixteen months. Contracts outstanding in 1998 and 1997 had maturities of six months or less.

Certain of the interest rate swap agreements shown in the table contain both a foreign currency forward and a U.S. dollar interest rate swap component. These agreements require the exchange of payments in U.S. dollars based on specified interest rates in addition to the exchange of currencies at the maturity of the contract. The required payments for both components are based on the notional amounts of the contracts.

Our net equity position in unconsolidated foreign businesses as reported in our consolidated balance sheets totaled $2,218 million at December 31, 1999 and $1,917 million at December 31, 1998. Our most significant investments at December 31, 1999 and 1998 had operations in Italy and the United Kingdom. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments, except for our United Kingdom investment which is partially hedged.

Our equity income is subject to exchange rate fluctuations when our equity investee has balances denominated in a currency other than the investees' functional currency. We recognized $(8) million in 1999, $11 million in 1998, and $(30) million in 1997, related to such fluctuations in Income (Loss) From Unconsolidated Businesses. Our consolidated subsidiary, Iusacell, recognized a gain of $15 million in 1999 related to balances denominated in a currency other than its functional currency, the Mexican peso. Amounts recognized in 1998 and 1997 were immaterial.

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

Interest rate swap and other                 Future cash flows discounted
  agreements; foreign currency               at current rates
  forwards and option contracts


                                                          (dollars in millions)
                                              1999                        1998
                          ------------------------------------------------------
                            Carrying          Fair      Carrying          Fair
At December 31,               Amount*        Value        Amount*        Value
--------------------------------------------------------------------------------

Short-and
  long-term debt             $17,480       $17,088       $14,837       $15,928
Exchangeable notes             6,341         6,417         5,645         5,818
Cost investments
  in unconsolidated
  businesses                   2,406         2,430           777           797
Notes receivable, net             13            13            18            18
Interest rate swap
  and other agreements
   Assets                          8             8             6            27
   Liabilities                    14            20            26            40
Foreign currency
  forward and
  option contracts
   Assets                          -             -             -             -
   Liabilities                     -             1             -             -


* The carrying amounts shown for derivatives include deferred gains and losses.

The increase in our cost investments in unconsolidated businesses resulted from a change in the method of accounting for our TCNZ investment, as described in
Note 3. In January 1999, we accepted an offer from Viacom to repurchase their preferred stock from us. Our investment in Viacom is included in the table under "Cost investments in unconsolidated businesses." We used the sale price as the fair value of our Viacom investment at December 31, 1998. We were unable to determine the fair value of other investments, with carrying values of $2 million and $1 million at December 31, 1999 and 1998, without incurring excessive costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 12

Preferred Stock of Subsidiary
--------------------------------------------------------------------------------

Our subsidiary Bell Atlantic New Zealand Holdings, Inc. (BANZHI) has the authority to issue 5,000,000 shares of Serial Preferred Stock. BANZHI has issued three series of preferred stock. BANZHI owns a portion of our investment in Iusacell and, with another subsidiary, indirectly owns our investment in TCNZ and a portion of our investment in CWC.

In 1994, BANZHI issued 850,000 shares of Series A Preferred Stock at $100 per share with an annual dividend rate of $7.08 per share. In 1995, 600,000 shares of Series B Preferred Stock were issued at $100 per share with an annual dividend rate of $5.80 per share. At December 31, 1999 and 1998, 95,000 shares ($9 million) of Series B Preferred Stock were held by a wholly owned subsidiary. Both series are subject to mandatory redemption on May 1, 2004 at a redemption price per share of $100, together with any accrued and unpaid dividends.

In 1997, 650,000 shares of Series C Variable Term Preferred Stock were issued at $100 per share. At December 31, 1999, these shares had an annual dividend rate of 4.80%.

--------------------------------------------------------------------------------
Note 13

Shareowners' Investment
--------------------------------------------------------------------------------

Our certificate of incorporation provides authority for the issuance of up to 250 million shares of Series Preferred Stock, $.10 par value, in one or more series, with such designations, preferences, rights, qualifications, limitations and restrictions as the Board of Directors may determine.

We are authorized to issue up to 2.25 billion shares of common stock.

--------------------------------------------------------------------------------
Note 14

Earnings Per Share
--------------------------------------------------------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share:

                                                                         (dollars and shares in millions, except per share amounts)
Years Ended December 31,                                                       1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary item                                            $ 4,208              $ 2,991              $ 2,455
Redemption of minority interest                                                   -                  (30)                   -
Redemption of investee preferred stock                                            -                   (2)                   -
                                                                          -------------------------------------------------------

Income available to common shareowners*                                       4,208                2,959                2,455
Extraordinary item                                                               (6)                 (26)                   -
                                                                          -------------------------------------------------------

Net income available to common shareowners*                                 $ 4,202              $ 2,933              $ 2,455
                                                                          =======================================================

BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                           1,553                1,553                1,552
                                                                          -------------------------------------------------------

Income before extraordinary item                                            $  2.72              $  1.90              $  1.58
Extraordinary item                                                             (.01)                (.01)                   -
                                                                          -------------------------------------------------------

Net income                                                                  $  2.71              $  1.89              $  1.58
                                                                          =======================================================

DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                           1,553                1,553                1,552
Effect of dilutive securities                                                    30                   25                   19
                                                                          -------------------------------------------------------

Weighted-average shares - diluted                                             1,583                1,578                1,571
                                                                          -------------------------------------------------------
Income before extraordinary item                                            $  2.66              $  1.87              $  1.56
Extraordinary item                                                             (.01)                (.01)                   -
                                                                          -------------------------------------------------------

Net income                                                                  $  2.65              $  1.86              $  1.56
                                                                          =======================================================



* Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

For the years ended December 31, 1999, 1998 and 1997, the number of stock options excluded from the calculation of diluted earnings per share because they were antidilutive was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 15

Stock Incentive Plans
--------------------------------------------------------------------------------

We have stock-based compensation plans that include fixed stock option, performance-based, and phantom share plans. We recognize no compensation expense for our fixed stock option plans. Compensation expense charged to income for our performance-based and phantom share plans was $57 million in 1999, $29 million in 1998, and $27 million in 1997. If we had elected to recognize compensation expense based on the fair value at the grant dates for 1997 and subsequent fixed plan awards consistent with the provisions of SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                            (dollars in millions, except per share amounts)
Years Ended December 31,                    1999           1998           1997
--------------------------------------------------------------------------------

Net income            As reported         $4,202         $2,965         $2,455
                      Pro forma            4,129          2,918          2,394

Basic earnings per    As reported         $ 2.71         $ 1.89         $ 1.58
share                 Pro forma             2.66           1.86           1.54

Diluted earnings per  As reported         $ 2.65         $ 1.86         $ 1.56
share                 Pro forma             2.61           1.83           1.52


These results may not be representative of the effects on pro forma net income for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                    1999          1998          1997
--------------------------------------------------------------------------------

Dividend yield                      3.98%         4.59%         4.86%
Expected volatility                21.51%        18.63%        14.87%
Risk-free interest rate             4.82%         5.55%         6.35%
Expected lives (in years)              5             5             5


The weighted-average value of options granted was $9.60 per option during 1999, $6.47 per option during 1998 and $4.30 per option during 1997.

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

This table is a summary of the status of the fixed stock option plans:

                                                             Weighted-Average
                                          Stock Options        Exercise Price
--------------------------------------------------------------------------------
Outstanding, December 31, 1996                   90,593               $ 27.93
  Granted                                        15,670                 33.10
  Exercised                                     (26,238)                26.40
  Canceled/forfeited                               (885)                29.39
                                             -------------

Outstanding, December 31, 1997                   79,140                 29.28
  Granted                                        24,061                 46.40
  Exercised                                     (23,373)                29.01
  Canceled/forfeited                             (1,744)                36.88
                                             -------------

Outstanding, December 31, 1998                   78,084                 34.87
  Granted                                        22,021                 56.23
  Exercised                                     (13,430)                30.94
  Canceled/forfeited                             (2,037)                38.21
                                             -------------

Outstanding, December 31, 1999                   84,638                 40.55
                                             =============

Options exercisable, December 31,
  1997                                           63,651                 28.27
  1998                                           55,396                 30.17
  1999                                           53,683                 33.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 15 continued

The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                                                               Stock Options Outstanding               Stock Options Exercisable
                        ------------------------------------------------------------------------------------------------------------

                                             Weighted-Average
             Range of            Shares             Remaining           Weighted-Average            Shares      Weighted-Average
      Exercise Prices     (in thousands)     Contractual Life             Exercise Price     (in thousands)       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

     $  20.00 - 24.99             5,991                   2.5 years             $  23.05             5,991              $  23.05
        25.00 - 29.99            12,238                   4.6                      25.74            12,238                 25.74
        30.00 - 34.99            22,687                   6.4                      33.02            22,687                 33.02
        35.00 - 39.99             1,190                   7.6                      37.78               946                 37.78
        40.00 - 44.99               237                   8.0                      43.24               237                 43.24
        45.00 - 49.99            19,895                   8.1                      46.11             9,121                 46.17
        50.00 - 54.99             1,356                   8.8                      52.15               930                 52.19
        55.00 - 59.99            19,434                   9.1                      55.86             1,478                 56.70
        60.00 - 64.99             1,432                   9.7                      62.51                55                 61.44
        65.00 - 69.99               178                   9.6                      65.99                 -                     -
                         ---------------                                                    ---------------
                Total            84,638                   7.0                      40.55            53,683                 33.62
                         ===============                                                    ===============

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

The number of shares outstanding in the performance share plans were 387,000 at December 31, 1999, 393,000 at December 31, 1998, and 1,100,000 at December 31,
1997.

A total of 230,560,000 shares may be distributed under the fixed stock option plans and the performance-based share plans. As of December 31, 1999 and 1998, a total of 94,666,000 and 56,579,000 shares of common stock were available for the granting of stock options under the fixed stock option plans and for distributions of shares under the performance-based share plans.

In addition to plans described above, Iusacell maintains a separate stock option plan for its key employees in which it awards options to acquire Iusacell common stock. The effect of this plan on our consolidated results of operations was not significant.

--------------------------------------------------------------------------------
Note 16

Employee Benefits
--------------------------------------------------------------------------------

We maintain noncontributory defined benefit pension plans for substantially all management and associate employees, as well as postretirement healthcare and life insurance plans for our retirees and their dependents. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in our company.

In 1998, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998 we established common pension and savings plan benefit provisions for all management employees. The disclosures provided for 1997 were determined using weighted-average assumptions for the combined Bell Atlantic and NYNEX benefit plans.

PENSION AND OTHER POSTRETIREMENT BENEFITS
At December 31, 1999, shares of our common stock accounted for less than 1% of the plan assets. Substantive commitments for future amendments are reflected in the pension costs and benefit obligations. Pension and other postretirement benefits for our associate employees (approximately 68% of our work force) are subject to collective bargaining agreements. Modifications in associate benefits have been bargained from time to time, and we may also periodically amend the benefits in the management plans.

The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement healthcare and life insurance benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 16 continued

BENEFIT COST

                                                                                                            (dollars in millions)
                                                                                  Pension                    Healthcare and Life
                                                      ------------------------------------------------------------------------------

Years Ended December 31,                                   1999         1998         1997         1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------------

Service cost                                            $   394      $   389      $   356      $   111      $   101      $    98
Interest cost                                             1,899        1,855        1,877          613          593          626
Expected return on plan assets                           (2,763)      (2,545)      (2,347)        (331)        (287)        (249)
Amortization of transition asset                            (82)         (82)         (82)           -            -            -
Amortization of prior service cost                         (118)        (133)        (136)          52           53           50
Actuarial (gain), net                                      (176)        (111)         (62)         (66)        (102)         (40)
                                                      ------------------------------------------------------------------------------

Net periodic (income) benefit cost                         (846)        (627)        (394)         379          358          485
                                                      ------------------------------------------------------------------------------

Special termination benefits                                  -        1,029          688            -           58           60
Curtailment (gain) loss (including recognition
   of prior service cost)                                     -         (134)        (222)           -          150          118
Release of severance and postretirement
   medical reserves                                           -          (39)         (69)           -          (55)         (88)
                                                      ------------------------------------------------------------------------------


Retirement incentive cost, net*                               -          856          397            -          153           90
                                                      ------------------------------------------------------------------------------

Total (income) cost                                     $  (846)     $   229      $     3      $   379      $   511      $   575
                                                      ==============================================================================


*  See "Retirement Incentives" section for additional information


ASSUMPTIONS
The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                             Pension                    Healthcare and Life
                                                 ------------------------------------------------------------------------------
                                                      1999         1998         1997         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                          8.00%        7.00%        7.25%        8.00%        7.00%        7.25%
Long-term rate of return on
   plan assets for the year                           9.00         8.90         8.90         9.00         8.90         8.70
Rate of future increases in
   compensation at end of year                        4.00         4.00         4.00         4.20         4.00         4.00
Medical cost trend rate at end of year                                                       5.50         6.00         6.50
   Ultimate (year 2001)                                                                      5.00         5.00         5.00
Dental cost trend rate at end of year                                                        3.50         3.50         3.50
   Ultimate (year 2002)                                                                      3.00         3.00         3.00

The medical cost trend rate significantly affects the reported postretirement benefit costs and benefit obligations. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

                                                                                                  (dollars in millions)
                                                   One-Percentage-Point Increase         One-Percentage-Point Decrease
--------------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost                                 $   63                                $  (50)
Effect on postretirement benefit obligation                                  609                                  (495)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 16 continued


                                                                                                          (dollars in millions)
                                                                                 Pension                   Healthcare and Life
                                                           ------------------------------------------------------------------------

At December 31,                                                  1999               1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------

BENEFIT OBLIGATION
Beginning of year                                            $ 28,080           $ 26,732           $  9,063           $  8,852
Service cost                                                      394                389                111                101
Interest cost                                                   1,899              1,855                613                593
Plan amendments                                                   272                 38                 (1)                11
Actuarial (gain) loss, net                                     (2,534)               350               (881)               (91)
Benefits paid                                                  (2,713)            (2,371)              (635)              (550)
Curtailments                                                        -                (96)                 -                 89
Special termination benefits                                        -              1,029                  -                 58
Transfers                                                          40                154                  -                  -
                                                           ------------------------------------------------------------------------

End of year                                                    25,438             28,080              8,270              9,063
                                                           ------------------------------------------------------------------------


FAIR VALUE OF PLAN ASSETS
Beginning of year                                              36,966             35,253              4,463              3,825
Actual return on plan assets                                    6,214              4,019                652                722
Company contribution                                               33                 61                187                173
Benefits paid                                                  (2,713)            (2,371)              (301)              (257)
Transfers                                                           2                  4                  -                  -
                                                           ------------------------------------------------------------------------

End of year                                                    40,502             36,966              5,001              4,463
                                                           ------------------------------------------------------------------------


FUNDED STATUS
End of year                                                    15,064              8,886             (3,269)            (4,600)
   Unrecognized
      Actuarial (gain), net                                   (16,343)           (10,534)            (3,093)            (1,952)
      Prior service cost                                         (928)            (1,317)                91                143
      Transition asset                                           (275)              (357)                 -                  -
                                                           ------------------------------------------------------------------------

Net amount recognized                                        $ (2,482)          $ (3,322)          $ (6,271)          $ (6,409)
                                                           ========================================================================


Amounts recognized on the balance sheet
   Employee benefit obligations                              $ (2,521)          $ (3,373)          $ (6,271)          $ (6,409)
   Other assets                                                    24                 24                  -                  -
   Accumulated other comprehensive loss                            15                 27                  -                  -
                                                           ------------------------------------------------------------------------


Net amount recognized                                        $ (2,482)          $ (3,322)          $ (6,271)          $ (6,409)
                                                           ========================================================================


The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and special termination benefits.

Effective January 19, 2000, we amended our management cash balance plan to provide employees having at least 15 years of service as of September 1, 1999 with a pension benefit that is the "greater of" their cash balance account or a benefit based on our former management pension plan. Employees will be given the greater of the two benefits when they retire or terminate from the company. In February 2000, we announced a special lump sum pension payment to management and associate employees who retired before January 1, 1995 and who are receiving pension annuities. The payments range from $2,500 to $20,000 depending on years in retirement and current pension amount. Retirees will have the option of electing the payment as a lump sum or an annuity.

RETIREMENT INCENTIVES
In 1993, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan. Beginning in 1994, retirement incentives have been offered under a voluntary program as a means of implementing substantially all of the work force reductions announced in 1993.

Since the inception of the retirement incentive program, we have recorded additional costs totaling approximately $3.0 billion (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 16 continued

                                                         (dollars in millions)
Years                                              Amount           Employees
--------------------------------------------------------------------------------

1994                                            $     694               7,209
1995                                                  515               4,759
1996                                                  236               2,996
1997                                                  513               4,311
1998                                                1,021               7,299
                                              ----------------------------------
                                                $   2,979              26,574
                                              ==================================


The retirement incentive costs are included in Employee Costs in our statements of income and the accrued liability is a component of Employee Benefit Obligations reported in our consolidated balance sheets. The additional costs are comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs have been reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to offset the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer.

The voluntary program covering associate employees was completed in September 1998.

The following table provides the amounts transferred from the 1993 reserve balance to pension and postretirement benefits (OPEB) liabilities:

                                                          (dollars in millions)
Years                    Pension                     OPEB                Total
--------------------------------------------------------------------------------

1994                     $   293                $     179              $   472
1995                          82                       72                  154
1996                          91                      126                  217
1997                          82                       88                  170
1998                          38                       55                   93
                       ---------------------------------------------------------
                         $   586                $     520              $ 1,106
                       =========================================================


The remaining severance and postretirement medical reserves balances associated with the 1993 restructuring plan were as follows at December 31, 1997 and 1998:

                                                          (dollars in millions)
                                                     1997                 1998
--------------------------------------------------------------------------------

Beginning of year                               $     263              $    93
Utilization                                          (170)                 (93)
                                              ----------------------------------
End of year                                     $      93              $     -
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

The Bell Atlantic leveraged ESOP trusts were funded by the issuance of $790 million in senior notes. The annual interest rate on the senior notes is 8.17%. The senior notes are payable in semiannual installments, which began on January 1, 1990 and end in the year 2000. The company funded $64 million for the January 2000 debt service payment in December 1999. The NYNEX leveraged ESOP trust was established through a company loan of $450 million, the proceeds of which were used to purchase common shares of NYNEX stock held in treasury. NYNEX issued and guaranteed $450 million of 9.55% debentures, the proceeds of which were principally used to repurchase common shares in the open market. The debentures require annual payments of principal and are due on May 1, 2010. Interest payments are due semiannually. All of the leveraged ESOP trusts repay the debt, including interest, with funds from our contributions to the ESOP trusts, as well as dividends received on unallocated and allocated shares of common stock.

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

Common stock is allocated from all leveraged ESOP trusts based on the proportion of principal and interest paid on ESOP debt in a year to the remaining principal and interest due over the term of the debt. At December 31, 1999, the number of unallocated and allocated shares of common stock was 15 million and 36 million. All leveraged ESOP shares are included in earnings per share computations.

We recognize leveraged ESOP cost based on the modified shares allocated method for the Bell Atlantic leveraged ESOP trusts which held securities before December 15, 1989 and the shares allocated method for the NYNEX leveraged ESOP trust which held securities after December 15, 1989.

ESOP cost and trust activity consist of the following:

                                                       (dollars in millions)
Years Ended December 31,                     1999         1998         1997
--------------------------------------------------------------------------------

Compensation                                $ 121        $  98        $ 105
Interest incurred                              36           49           57
Dividends                                     (26)         (34)         (37)
                                          --------------------------------------
Net leveraged ESOP cost                       131          113          125
Reduced ESOP cost                             (43)          (9)          (2)
                                          --------------------------------------
Total ESOP cost                             $  88        $ 104        $ 123
                                          ======================================

Dividends received for debt service         $  84        $  66        $  67


Total company contributions to
  leveraged ESOP trusts                     $ 210        $ 144        $ 137


In addition to the ESOPs described above, we maintain savings plans for associate employees of the former NYNEX companies, and employees of certain other subsidiaries. Compensation expense associated with these savings plans was $134 million in 1999, $81 million in 1998, and $71 million in 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 17

Income Taxes
--------------------------------------------------------------------------------

The components of income tax expense from continuing operations are presented in the following table:

                                                        (dollars in millions)
Years Ended December 31,                1999            1998            1997
--------------------------------------------------------------------------------

Current
  Federal                            $ 1,454         $ 1,514         $ 1,208
  State and local                        315             368             222
                                   ---------------------------------------------
                                       1,769           1,882           1,430
                                   ---------------------------------------------
Deferred
  Federal                                733             178             279
  State and local                        195              86             (42)
                                   ---------------------------------------------
                                         928             264             237
                                   ---------------------------------------------
Investment tax credits                   (25)            (29)            (38)
Other credits                           (115)           (109)           (100)
                                   ---------------------------------------------
Total income tax expense             $ 2,557         $ 2,008         $ 1,529
                                   =============================================


During 1997, two states in our operating region enacted significant changes in their tax laws. In New Jersey, a law was enacted that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies. This resulted in a decrease in deferred state income tax expense of $75 million. In Maryland, a law was enacted that changed the determination of taxable income. This resulted in an increase in deferred state income tax expense of $8 million.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:


Years Ended December 31,                      1999         1998         1997
--------------------------------------------------------------------------------

Statutory federal income tax rate             35.0%        35.0%        35.0%
State income taxes,
  net of federal tax benefits                  4.6          5.5          2.6
Write-down of foreign investments                -          3.8            -
Other, net                                    (1.8)        (4.1)          .8
                                           -------------------------------------
Effective income tax rate                     37.8%        40.2%        38.4%
                                           =====================================


Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                        (dollars in millions)
At December 31,                                            1999         1998
--------------------------------------------------------------------------------

Deferred tax liabilities

  Depreciation                                          $ 3,886      $ 3,634
  Leveraged leases                                        2,732        2,437
  Net unrealized gains on marketable securities             664            3
  Partnership investments                                   528          471
  Other                                                     539          628
                                                      --------------------------
                                                          8,349        7,173
                                                      --------------------------
Deferred tax assets
  Employee benefits                                      (3,818)      (4,123)
  Investment tax credits                                    (78)         (84)
  Allowance for uncollectible accounts receivable          (129)         (94)
  Other                                                    (865)        (985)
                                                      --------------------------
                                                         (4,890)      (5,286)
  Valuation allowance                                       326          317
                                                      --------------------------
Net deferred tax liability                              $ 3,785      $ 2,204
                                                      ==========================


Deferred tax assets include approximately $2,632 million at December 31, 1999 and $2,609 million at December 31, 1998 related to postretirement benefit costs recognized under SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees. At December 31, 1999, undistributed earnings of our foreign subsidiaries amounted to approximately $285 million. Deferred income taxes are not provided on these earnings as it is intended that the earnings are indefinitely invested in these entities. It is not practical to estimate the amount of taxes that might be payable upon the remittance of the undistributed earnings.

The valuation allowance primarily represents the tax benefits of certain state net operating loss carryforwards and other deferred tax assets which may expire without being utilized. During 1999, the valuation allowance increased $9 million. This increase primarily relates to state net operating loss carryforwards and a federal net operating loss carryforward for which we do not anticipate receiving a benefit in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 18

Segment Information
--------------------------------------------------------------------------------

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

Our segments and their principal activities consist of the following:

--------------------------------------------------------------------------------
Segment             Description
--------------------------------------------------------------------------------
DOMESTIC TELECOM    Domestic wireline telecommunications services-primarily our nine operating telephone subsidiaries that provide local
                    telephone services from Maine to Virginia including voice
                    and data transport, enhanced and custom calling features,
                    network access, directory assistance, private lines and
                    public telephones. This segment also provides customer
                    premises equipment distribution, data solutions and systems integration, billing and collections, and Internet access
                    services. Domestic Telecom represents the aggregation of our domestic wireline business units (consumer, enterprise,
                    general, and network services), which focus on specific
                    markets to meet customer requirements.
--------------------------------------------------------------------------------
GLOBAL WIRELESS     Wireless telecommunications services to customers in 24
                    states in the United States and foreign wireless investments servicing customers in Latin America, Europe and the Pacific
                    Rim.
--------------------------------------------------------------------------------
DIRECTORY           Domestic and international publishing businesses including print directories and Internet-based shopping guides, as
                    well as website creation and other electronic commerce
                    services. This segment has operations principally in the
                    United States and Central Europe.
--------------------------------------------------------------------------------
OTHER BUSINESSES    International wireline telecommunications investments in
                    Europe and the Pacific Rim and lease financing and other
                    businesses.
--------------------------------------------------------------------------------

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

                                                         (dollars in millions)
Years Ended December 31,                         1999        1998        1997
--------------------------------------------------------------------------------

DOMESTIC
Operating revenues                           $ 32,636    $ 31,168    $ 29,760
Long-lived assets                              40,444      38,528      37,432

FOREIGN
Operating revenues                                538         398         434
Long-lived assets                               5,130       2,564       2,752

CONSOLIDATED
Operating revenues                             33,174      31,566      30,194
Long-lived assets                              45,574      41,092      40,184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 18 continued

REPORTABLE SEGMENTS

                                                                                                            (dollars in millions)
                                                            Domestic         Global                         Other Total Segments
1999                                                         Telecom       Wireless      Directory     Businesses       Adjusted
------------------------------------------------------------------------------------------------------------------------------------
External revenues                                           $ 26,168       $  4,543       $  2,331       $    136       $ 33,178
Intersegment revenues                                            154             21              7             15            197
                                                          --------------------------------------------------------------------------
Total operating revenues                                      26,322          4,564          2,338            151         33,375
Depreciation and amortization                                  5,505            673             36              2          6,216
Income (loss) from unconsolidated businesses                      14             80             (1)            37            130
Interest income                                                   20              5              1              2             28
Interest expense                                                 951            340             18             57          1,366
Income tax expense                                             2,224            151            474            (35)         2,814
Extraordinary items                                               (6)             -              -              -             (6)
Net income                                                     3,444            388            726             67          4,625
Assets                                                        43,080         10,468          1,730          7,420         62,698
Investments in unconsolidated businesses                           2          2,515             15          3,591          6,123
Capital expenditures                                           7,498          1,100             31             22          8,651

                                                                                                            (dollars in millions)
                                                            Domestic         Global                         Other Total Segments
1998                                                         Telecom       Wireless      Directory     Businesses       Adjusted
------------------------------------------------------------------------------------------------------------------------------------
External revenues                                           $ 25,435       $  3,780       $  2,258       $    104       $ 31,577
Intersegment revenues                                            122             18              6             20            166
                                                          --------------------------------------------------------------------------
Total operating revenues                                      25,557          3,798          2,264            124         31,743
Depreciation and amortization                                  5,195            592             37              3          5,827
Income (loss) from unconsolidated businesses                      27            (96)            29             86             46
Interest income                                                   45             11              1             24             81
Interest expense                                                 972            276             20             38          1,306
Income tax expense                                             1,959            115            437            (35)         2,476
Extraordinary items                                              (10)             -              -            (16)           (26)
Net income                                                     3,173            228            684            135          4,220
Assets                                                        41,217          7,739          1,741          5,353         56,050
Investments in unconsolidated businesses                           -          1,768             15          1,868          3,651
Capital expenditures                                           6,409            996             35              3          7,443

                                                                                                            (dollars in millions)
                                                            Domestic         Global                         Other Total Segments
1997                                                         Telecom       Wireless      Directory     Businesses       Adjusted
------------------------------------------------------------------------------------------------------------------------------------
External revenues                                           $ 24,669       $  3,328       $  2,210       $    255       $ 30,462
Intersegment revenues                                            140             19              5             23            187
                                                          --------------------------------------------------------------------------
Total operating revenues                                      24,809          3,347          2,215            278         30,649
Depreciation and amortization                                  4,990            481             39             48          5,558
Income (loss) from unconsolidated businesses                     (14)          (196)            23             78           (109)
Interest income                                                   15              9              1             13             38
Interest expense                                                 906            268             17             33          1,224
Income tax expense                                             1,792             65            410            (40)         2,227
Net income                                                     2,993             95            657             48          3,793
Assets                                                        39,429          7,090          1,474          5,583         53,576
Investments in unconsolidated businesses                           4          1,571             22          2,080          3,677
Capital expenditures                                           5,486            988             34            134          6,642
Noncash financing and investing activities:
Contributions of net assets to unconsolidated businesses           -              -              -            682            682
Contributions to partnerships                                      -              -              -             73             73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Note 18 continued

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION
The following is a reconciliation of the adjusted results for the operating segments to the applicable line items in the consolidated financial statements.

                                                         (dollars in millions)
                                           1999           1998           1997
--------------------------------------------------------------------------------

OPERATING REVENUES
Total reportable
  segments - adjusted                  $ 33,375       $ 31,743       $ 30,649
Reconciling items                          (201)          (177)          (192)
Special items                                --             --           (263)
                                     -------------------------------------------
Consolidated operating revenues        $ 33,174       $ 31,566       $ 30,194
                                     ===========================================

NET INCOME
Total reportable
  segments - adjusted                  $  4,625       $  4,220       $  3,793
Reconciling items                           135            103             54
Special items                              (558)        (1,358)        (1,392)
                                     -------------------------------------------
Consolidated net income                $  4,202       $  2,965       $  2,455
                                     ===========================================

ASSETS
Total reportable segments              $ 62,698       $ 56,050       $ 53,576
Reconciling items                           (84)          (906)           388
                                     -------------------------------------------
Consolidated assets                    $ 62,614       $ 55,144       $ 53,964
                                     ===========================================


Reconciling items include undistributed corporate expenses, corporate assets and intersegment eliminations. Special items in 1999 included costs associated with our 1997 merger with NYNEX Corporation and a loss on a mark-to-market adjustment for exchangeable notes. Special items in 1998 and 1997 included merger-related costs, retirement incentives, and other charges.

--------------------------------------------------------------------------------
Note 19

Additional Financial Information
--------------------------------------------------------------------------------

The tables that follow provide additional financial information related to our consolidated financial statements:

INCOME STATEMENT INFORMATION
                                                         (dollars in millions)
Years Ended December 31,                   1999           1998           1997
--------------------------------------------------------------------------------

Taxes other than income                $  1,484       $  1,466       $  1,607
Interest expense incurred,
  net of amounts capitalized              1,285          1,376          1,275
Capitalized interest                         98             90             81
Advertising expense                         379            394            397


Interest expense incurred includes $22 million in 1999, $41 million in 1998, and $45 million in 1997 related to our lease financing business. Such interest expense is classified as Other Operating Expenses.

BALANCE SHEET INFORMATION
                                                         (dollars in millions)
At December 31,                                           1999           1998
--------------------------------------------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable                                      $  3,753       $  3,401
Accrued expenses                                         1,148          1,272
Accrued vacation pay                                       641            634
Accrued salaries and wages                                 282            232
Interest payable                                           292            329
Accrued taxes                                              349            237
                                                    ----------------------------
                                                      $  6,465       $  6,105
                                                    ============================
OTHER CURRENT LIABILITIES
Advance billings and customer deposits                $    635       $    696
Dividends payable                                          602            610
Other                                                      310            132
                                                    ----------------------------
                                                      $  1,547       $  1,438
                                                    ============================

CASH FLOW INFORMATION
                                                         (dollars in millions)
Years Ended December 31,                   1999           1998           1997
--------------------------------------------------------------------------------

CASH PAID
Income taxes, net of
  amounts refunded                      $ 1,352       $  1,369       $  1,403
Interest, net of amounts
  capitalized                             1,247          1,201          1,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 20

Comprehensive Income
--------------------------------------------------------------------------------

Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income.

Changes in the components of other comprehensive income (loss), net of income tax expense (benefit), are as follows:


                                                                                                           (dollars in millions)
Years Ended December 31,                                                                     1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, net of taxes of $1, $2 and $(2)                 $   (68)       $  (146)       $  (234)
                                                                                        --------------------------------------------
UNREALIZED GAINS ON MARKETABLE SECURITIES
Unrealized gains, net of taxes of $661, $16 and $0                                          1,226             12              3
Less: reclassification adjustments for gains realized in net income,
   net of taxes of $0, $13 and $1                                                               1             10              1
                                                                                        --------------------------------------------
Net unrealized gains on marketable securities                                               1,225              2              2
                                                                                        --------------------------------------------
MINIMUM PENSION LIABILITY ADJUSTMENT, net of taxes of $5 and $(10)                              7            (17)            --
                                                                                        --------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                                         $ 1,164        $  (161)       $  (232)
                                                                                        ============================================


The components of accumulated other comprehensive income (loss) are as follows:

                                                        (dollars in millions)
At December 31,                                          1999           1998
--------------------------------------------------------------------------------

Foreign currency translation adjustments              $  (767)       $  (699)
Unrealized gains on marketable securities               1,227              2
Minimum pension liability adjustment                      (10)           (17)
                                                    ----------------------------
Accumulated other comprehensive income (loss)         $   450        $  (714)
                                                    ============================


In 1999, unrealized gains included $1,131 million (net incomes taxes of $609 million) related to our investment in TCNZ, for which we changed our accounting from the equity method to the cost method (see Note 1).

--------------------------------------------------------------------------------
Note 21

Proposed Domestic Wireless Transaction
--------------------------------------------------------------------------------

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

The completion of this transaction is subject to a number of conditions, including certain regulatory approvals. In January 2000, the transaction was approved by shareholders of Vodafone AirTouch. In February 2000, we signed an agreement with ALLTEL Corporation to exchange certain wireless interests. This agreement eliminates all of the overlapping cellular operations that would be created by the combination of Bell Atlantic and Vodafone AirTouch wireless properties.

Wireless Co. will initially assume or incur up to $10 billion in existing and new debt. Vodafone AirTouch has the right to require that up to $20 billion worth of its interest in Wireless Co. be purchased by Bell Atlantic and/or Wireless Co. between the third and seventh years following the closing of the transaction. We expect to complete the transaction in April 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 22

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

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission) and receipt of opinions that the merger will be tax-free.

We are targeting completion of the merger in the second quarter of 2000.

We have provided the following unaudited pro forma combined condensed financial statements. These financial statements are presented assuming that the merger will be accounted for as a pooling of interests, and include certain reclassifications to conform to the presentation that will be used by the combined company and certain pro forma adjustments that conform the companies' methods of accounting. This information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the period indicated. This information does not give pro forma effect to the proposed domestic wireless transaction described in Note 21. The information does not necessarily indicate the future operating results or financial position of the combined company.


PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                    (dollars in millions, except per share amounts)(unaudited)
Years Ended December 31,                     1999          1998          1997
--------------------------------------------------------------------------------

Operating revenues                       $ 58,510      $ 57,039      $ 53,454
Operating expenses                         42,643        45,284        42,613
                                       -----------------------------------------
Operating income                           15,867        11,755        10,841
Income (loss) from unconsolidated
  businesses                                  575          (175)           93
Other income and (expense), net                (7)          (39)         (178)
Interest expense                            2,616         2,705         2,465
Mark-to-market adjustment for
  exchangeable notes                         (664)            -             -
Provision for income taxes                  4,862         3,482         3,111
                                       -----------------------------------------
Income from continuing operations        $  8,293      $  5,354      $  5,180
                                       =========================================
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations        $   3.03      $   1.95      $   1.90
Weighted-average shares outstanding
  (in millions)                             2,739         2,728         2,720
                                       -----------------------------------------
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations        $   2.99      $   1.93      $   1.89
Weighted-average shares - diluted
  (in millions)                             2,777         2,759         2,745
                                       -----------------------------------------


PRO FORMA COMBINED CONDENSED BALANCE SHEET



At December 31, 1999                         (dollars in millions)(unaudited)
--------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and temporary cash investments                               $  3,068
  Receivables, net                                                    12,083
  Net assets available for sale                                        1,802
  Other current assets                                                 2,919
                                                                  -------------
                                                                      19,872
Plant, property and equipment, net                                    62,366
Investments in unconsolidated businesses                              10,207
Other assets                                                          20,668
                                                                  -------------
Total assets                                                        $113,113
                                                                  =============
LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
  Debt maturing within one year                                     $ 15,063
  Accounts payable and accrued liabilities                            12,247
  Other current liabilities                                            2,635
                                                                  -------------
                                                                      29,945
                                                                  -------------
Long-term debt                                                        32,420
                                                                  -------------
Employee benefit obligations                                          13,744
                                                                  -------------
Deferred credits and other liabilities                                10,710
                                                                  -------------
Shareowners' investment
  Common stock (2,756,484,606 shares)                                    276
  Contributed capital                                                 20,135
  Reinvested earnings                                                  7,346
  Accumulated other comprehensive income                                  74
                                                                  -------------
                                                                      27,831
  Less common stock in treasury, at cost                                 640
  Less deferred compensation -
   employee stock ownership plans                                        897
                                                                  -------------
                                                                      26,294
                                                                  -------------
Total liabilities and shareowners' investment                       $113,113
                                                                  =============


We anticipate that the combined company will record a pre-tax charge of approximately $375 million for direct incremental merger-related costs in the quarter in which the merger is completed. Merger-related costs anticipated to be incurred have been reflected as an increase to Other Current Liabilities and amounts already incurred by GTE and Bell Atlantic have been shown as a reduction to Other Current Assets. The after-tax cost of this anticipated charge (approximately $310 million) has been reflected as a reduction in Reinvested Earnings in the unaudited pro forma combined condensed balance sheet as of December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 23

Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------

                                                                                  (dollars in millions, except per share amounts)
                                                                         Income (Loss)Before Extraordinary Item
                                                                  -------------------------------------------------
                                  Operating       Operating                          Per Share -       Per Share -    Net Income
Quarter Ended                      Revenues          Income          Amount                Basic           Diluted         (Loss)
------------------------------------------------------------------------------------------------------------------------------------

1999
March 31                            $ 7,967         $ 2,078         $ 1,142          $       .74       $       .72       $ 1,142
June 30                               8,295           2,147           1,173                  .76               .75         1,167
September 30                          8,304           2,118           1,174                  .76               .74         1,174
December 31*                          8,608           2,152             719                  .46               .45           719

1998
March 31                            $ 7,651         $ 1,712         $   910          $       .58       $       .57       $   893
June 30                               7,928           1,953           1,027                  .66               .65         1,021
September 30**                        7,910           1,130              (7)                (.01)             (.01)           (8)
December 31                           8,077           1,832           1,061                  .66               .65         1,059

* Results of operations for the fourth quarter of 1999 include a $432 million (after-tax) loss on mark-to-market adjustment for exchangeable notes and a credit of $19 million (after-tax) for the favorable settlement of a litigation matter.

** Results of operations for the third quarter of 1998 include approximately
   $1,100 million (after-tax) of costs associated with the completion of our retirement incentive program, as well as charges to adjust the carrying values of two Asian investments and to write-down assets.

   Income (loss) before extraordinary item per common share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

--------------------------------------------------------------------------------
Note 24

Subsequent Events
--------------------------------------------------------------------------------

COMMON STOCK BUYBACK PROGRAM
On March 1, 2000, our Board of Directors authorized a new share buyback program through which we may repurchase up to 80 million shares of our common stock over time in the open market. The Board of Directors also rescinded a previous authorization to repurchase up to $1.4 billion in company shares.

AGREEMENT WITH METROMEDIA FIBER NETWORK, INC.
On March 6, 2000, we invested approximately $1.7 billion in Metromedia Fiber Network, Inc. (MFN), a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. This investment included $715 million to acquire approximately 9.5% of the equity of MFN through the purchase of newly issued shares at $28 per share. We also purchased approximately $975 million in subordinated debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $34 per share or an additional 9.6% of the equity of MFN. This investment completed a portion of our previously announced agreement with MFN, which included the acquisition of approximately $550 million of long-term capacity on MFN's fiber optic networks, beginning in 1999 through 2002. Of the $550 million, 10% was paid in November 1999 and 30% will be paid each October from 2000 through 2002.

                   BELL ATLANTIC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997
                              (Dollars in Millions)

                                                    Additions
                                            ---------------------------
                                                           Charged to
                                Balance at                   Other                    Balance at
                                Beginning     Charged To   Accounts--   Deductions--    End of
Description                     of Period      Expenses     Note (a)      Note (b)      Period
-------------------------------------------------------------------------------------------------
Allowance for Uncollectible
  Accounts Receivable:
     Year 1999                       $593        $536         $571         $1,081         $619
     Year 1998                        612         460          578          1,057          593
     Year 1997                        567         531          557          1,043          612

Valuation Allowance for
  Deferred Tax Assets:
     Year 1999                       $317        $  9         $ --         $   --         $326
     Year 1998                         79         276           --             38          317
     Year 1997                         45          65           --             31           79

Restructuring Reserves:
     Year 1999                       $ 55        $ --         $ --         $   55         $ --
     Year 1998                        150          --           --             95           55
     Year 1997                        330          --           --            180          150

Allowance for Uncollectible
  Finance Lease Receivables:
     Year 1999                       $ 37        $  6         $ --         $    6         $ 37
     Year 1998                         25           5            7             --           37
     Year 1997                         24          13           --             12           25

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

                                INDEX TO EXHIBITS

         Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC) in File No. 1-8606 except as otherwise noted, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
------

2 Agreement and Plan of Merger by and among Bell Atlantic Corporation, Beta Gamma Corporation and GTE Corporation, dated as of July 27, 1998. (Exhibit 2.01 to Form 8-K, date of report July 30, 1998.)

3a Restated Certificate of Incorporation of Bell Atlantic Corporation ("Bell Atlantic"). (Exhibit 3(i) to Form 8-K, date of report August 14, 1997.)

3b By-Laws of Bell Atlantic, as amended and restated as of January 1, 1999. (Exhibit 3b to Form 10-K for the year ended December 31, 1998.)

4 No instrument which defines the rights of holders of long-term debt of Bell Atlantic and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Bell Atlantic hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998. (Exhibit 10a to Form 10-K for the year ended December 31, 1998.)*

10b      Description of Bell Atlantic Insurance Plan for Directors.*

10c Description of Bell Atlantic Plan for Non-Employee Directors' Travel Accident Insurance.*

10d Bell Atlantic Retirement Plan for Outside Directors, as amended and restated as of January 1, 1996. (Exhibit 10k to Form 10-K for the year ended December 31, 1995.)*

10e Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated as of January 1, 1998. (Exhibit 10e to Form 10-K for the year ended December 31, 1998.)*

10f Bell Atlantic Corporation Directors' Charitable Giving Program. (Exhibit 10p to Form SE dated March 29, 1990.)*

         10f(i) Resolutions amending and partially terminating the Program. (Exhibit 10p to Form SE dated March 29, 1993.)*

10g Description of Changes in Compensation for Outside Directors of Bell Atlantic, effective August 14, 1997 (Exhibit 10y to Form 10-Q for the quarter ended September 30, 1997.)*

10h Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated effective as of January 22, 1996. (Exhibit 10a to Form 10-K for the year ended December 31, 1996.)*

         10h(i) Description of Amendment, effective August 14, 1997. (Exhibit 10a(i) to Form 10-Q for the quarter ended September 30, 1997.)*

10i Bell Atlantic Senior Management Income Deferral Plan, effective as of January 1, 1998.*

10j Bell Atlantic 1985 Incentive Stock Option Plan, restated as of June 1, 1999 to incorporate amendments adopted through May 31, 1999.*

10k Section 6 from Bell Atlantic Cash Balance Plan regarding limitations on payment of pension amounts which exceed the limitations contained in the Employee Retirement Income Security Act of 1974.*

10l Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended. (Exhibit 10h to Form SE filed on March 27, 1986.)*

         10l(i) Description of Amendments, effective January 1, 1998, to Bell Atlantic Senior Management Long Term Disability Plan (formerly known, as the Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan). (Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997.)*

10m Bell Atlantic Salary Program for Senior Managers, effective August 14, 1997. (Exhibit 10x to Form 10-Q for the quarter ended September 30, 1997.)*

10n      (reserved)

10o Description of Bell Atlantic Senior Management Estate Management Plan, effective April 1, 1998. (Exhibit 10rr to Form 10-K for year ended December 31, 1997.)*

10p Description of Bell Atlantic Senior Management Flexible Spending Perquisite Account, effective January 1, 1998. (Exhibit 10ss to Form 10-K for year ended December 31, 1997.)*

10q      (reserved)

10r NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28) (i) 1 to NYNEX's filing on Form SE dated March 23, 1988, File No. 1-8608.)*

10s NYNEX 1990 Stock Option Plan as amended. (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10t NYNEX 1995 Stock Option Plan as amended. (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608.)*

10u      (reserved)

10v NYNEX Supplemental Life Insurance Plan. (Exhibit No. 10 iii 21 to NYNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608.)*

10w Form of NYNEX Executive Retention Agreement with John Killian and Thomas J. Tauke. (Exhibit No. 10 iii 35 to NYNEX's Quarterly Report on Form 10-Q, for the period ended June 30, 1996, File No. 1-8608.)*

10x Employment Agreement, dated June 30, 1995, between Cellco Partnership and Dennis Strigl, as amended.*

10y Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Lawrence T. Babbio, Jr. (Exhibit 10a to Form 10-Q for the quarter ended June 30, 1998.)*

10z Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James G. Cullen. (Exhibit 10b to Form 10-Q for the quarter ended June 30, 1998.)*

         10z(i) Letter, dated November 4, 1999, to James G. Cullen concerning employment-related issues.*

10aa Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Frederic V. Salerno. (Exhibit 10c to Form 10-Q for the quarter ended June 30, 1998.)*

10bb Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Donald J. Sacco. (Exhibit 10d to Form 10-Q for the quarter ended June 30, 1998.)*

10cc Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and Morrison DeS. Webb. (Exhibit 10e to Form 10-Q for the quarter ended June 30, 1998.)*

10dd Employment Agreement, dated as of June 1, 1998, by and between Bell Atlantic Corporation and James R. Young. (Exhibit 10f to Form 10-Q for the quarter ended June 30, 1998.)*

10ee Form of Amendment, dated as of October 27, 1998, to Employment Agreements with Lawrence T. Babbio, Jr., James G. Cullen, Frederic V. Salerno, Donald J. Sacco, Morrison DeS. Webb and James R. Young. (Exhibit 10ee to Form 10-K for the year ended December 31, 1998.)*

10ff Employment Agreement, dated as of January 1, 1999, by and between Bell Atlantic Corporation and Ivan G. Seidenberg. (Exhibit 10ff to Form 10-K for the year ended December 31, 1998.)*

10gg     (reserved)

10hh Resolution, dated January 24, 1994, granting Lawrence T. Babbio, Jr. certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10s to Form 10-K for the year ended December 31, 1993.)*

10ii Form of stock option grant to Lawrence T. Babbio, Jr., dated February 18, 1997, containing terms and conditions of certain nonqualified stock options to purchase American Depository Receipts representing Series L shares of the capital stock of Grupo Iusacell, S.A. de C.V. (Exhibit 10q to Form 10-K for the year ended December 31, 1996.)*

10jj Form of Stay Incentive Agreement and Separation and Non-Compete Agreement with Doreen A. Toben with respect to the Bell Atlantic-NYNEX merger. (Exhibit 10(f) to Registration Statement on Form S-4 No. 333-11573.)*

10kk Form of Stay Incentive Agreement, dated as of November 23, 1998, with Doreen A. Toben and Dennis Strigl with respect to the Bell Atlantic - GTE Merger. (Exhibit 10kk to Form 10-K for the year ended December 31, 1998.)*

10ll Form of Stay Incentive Agreement, dated as of November 23, 1998, with Thomas J. Tauke, William F. Heitmann, Mark J. Mathis, and John Killian. (Exhibit 10ll to Form 10-K for the year ended December 31, 1998.)*

10mm Form of Stay Incentive Agreement, dated as of November 23, 1998, with Jacquelyn B. Gates and Chester N. Watson. (Exhibit 10mm to Form 10-K for the year ended December 31, 1998.)*

10nn Form of Merger Agreement, dated as of January 29, 1999, with Doreen A. Toben, William F. Heitmann, and Mark J. Mathis. (Exhibit 10nn to Form 10-K for the year ended December 31, 1998.)*

10oo U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic Corporation and Vodafone AirTouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement. (Exhibit 10 to Form 10-Q for the quarter ended September 30, 1999.)

10pp     Form of Merger Agreement, dated as of January 29, 1999, with Jacquelyn
         B. Gates and Chester N. Watson. (Exhibit 10pp to Form 10-K for the year ended December 31, 1998.)*

10qq Stock Option Agreement, dated as of July 27, 1998, between Bell Atlantic Corporation and GTE Corporation. (Exhibit 10.01 to Form 8-K, date of report July 30, 1998.)*

10rr Stock Option Agreement, dated as of July 27, 1998, between GTE Corporation and Bell Atlantic Corporation. (Exhibit 10.02 to Form 8-K, date of report July 30, 1998.)*

12       Computation of Ratio of Earnings to Fixed Charges.

21       List of subsidiaries of Bell Atlantic.

23       Consent of Independent Accountants.

25       Powers of Attorney.

27       Financial Data Schedule.
-----------
*Indicates management contract or compensatory plan or arrangement.