Form 10-Q
period 2000-03-31
BELL ATLANTIC CORP
filed 2000-05-12
CIK 732712

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


         (Mark one)
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

At March 31, 2000, 1,545,656,398 shares of the registrant's Common Stock were outstanding, after deducting 30,589,927 shares held in treasury.


================================================================================

--------------------------------------------------------------------------------
Table of Contents
--------------------------------------------------------------------------------

Item No.

Part I. Financial Information                                              Page
--------------------------------------------------------------------------------

1.   Financial Statements

     Condensed Consolidated Statements of Income
     For the three months ended March 31, 2000 and 1999                       1

     Condensed Consolidated Balance Sheets
     March 31, 2000 and December 31, 1999                                   2-3

     Condensed Consolidated Statement of Changes in Shareowners' Investment
     For the three months ended March 31, 2000                                4

     Condensed Consolidated Statements of Cash Flows
     For the three months ended March 31, 2000 and 1999                       5

     Notes to Condensed Consolidated Financial Statements                     6

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                12-26

3.   Quantitative and Qualitative Disclosures About Market Risk              26

Part II. Other Information
--------------------------------------------------------------------------------

6.    Exhibits and Reports on Form 8-K                                       27

--------------------------------------------------------------------------------
Part I - Financial Information
--------------------------------------------------------------------------------

Item 1. Financial Statements
--------------------------------------------------------------------------------


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions, Except Per Share Amounts) (Unaudited)                    Three Months Ended March 31,
                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                                   $8,534          $7,967

OPERATING EXPENSES
Employee costs, including benefits and taxes                                          2,068           2,018
Depreciation and amortization                                                         1,620           1,504
Other operating expenses                                                              2,641           2,367
                                                                                ---------------------------
                                                                                      6,329           5,889
                                                                                ---------------------------
OPERATING INCOME                                                                      2,205           2,078
Income from unconsolidated businesses                                                   123              34
Other income and (expense), net                                                          55              19
Interest expense                                                                        370             315
Mark-to-market adjustment for exchangeable notes                                       (825)             --
                                                                                ---------------------------
Income before provision for income taxes                                              1,188           1,816
Provision for income taxes                                                              457             674
                                                                                ---------------------------

NET INCOME                                                                           $  731          $1,142
                                                                                ===========================

BASIC EARNINGS PER COMMON SHARE                                                      $  .47          $  .74
                                                                                ---------------------------

Weighted-average shares outstanding (in millions)                                     1,551           1,553
                                                                                ===========================

DILUTED EARNINGS PER COMMON SHARE                                                    $  .46          $  .72
                                                                                ---------------------------

Weighted-average shares - diluted (in millions)                                       1,575           1,582
                                                                                ===========================

Dividends declared per common share                                                  $ .385          $ .385
                                                                                ===========================

See Notes to Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries


--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------

(Dollars in Millions) (Unaudited)                      March 31,  December 31,
                                                            2000          1999
------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                $   360       $ 1,097
Short-term investments                                       628           839
Accounts receivable, net of allowances of $597 and $619    7,085         7,025
Inventories                                                  589           664
Prepaid expenses                                             848           673
Other                                                        350           298
                                                         ---------------------
                                                           9,860        10,596
                                                         ---------------------

PLANT, PROPERTY AND EQUIPMENT                             90,810        89,238
Less accumulated depreciation                             51,061        49,939
                                                         ---------------------
                                                          39,749        39,299
                                                         ---------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                   8,207         6,275
OTHER ASSETS                                               8,236         6,444
                                                         ---------------------
TOTAL ASSETS                                             $66,052       $62,614
                                                         =====================

See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries


--------------------------------------------------------------------------------
Liabilities and Shareowners' Investment
--------------------------------------------------------------------------------


(Dollars in Millions, Except Per Share Amounts) (Unaudited)   March 31,  December 31,
                                                                   2000          1999
-------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year                                   $ 5,812       $ 5,455
Accounts payable and accrued liabilities                          7,000         6,465
Other                                                             1,489         1,547
                                                            -------------------------
                                                                 14,301        13,467
                                                            -------------------------

LONG-TERM DEBT                                                   20,149        18,463
                                                            -------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                      8,958         9,326
                                                            -------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                             4,416         3,892
Unamortized investment tax credits                                  193           197
Other                                                               777           730
                                                            -------------------------
                                                                  5,386         4,819
                                                            -------------------------

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO
   REDEMPTION REQUIREMENTS                                          425           458
                                                            -------------------------

PREFERRED STOCK OF SUBSIDIARY                                       201           201
                                                            -------------------------

SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued)                 --            --
Common stock ($.10 par value; 1,576,246,325 shares and
   1,576,246,325 shares issued)                                     158           158
Contributed capital                                              13,691        13,550
Reinvested earnings                                               2,895         2,806
Accumulated other comprehensive income                            1,348           450
                                                            -------------------------
                                                                 18,092        16,964
Less common stock in treasury, at cost                            1,026           640
Less deferred compensation - employee stock ownership plans         434           444
                                                            -------------------------
                                                                 16,632        15,880
                                                            -------------------------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT                   $66,052       $62,614
                                                            =========================

See Notes to Condensed Consolidated Financial Statements

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' INVESTMENT
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions and Shares in Thousands) (Unaudited)   Three Months Ended March 31, 2000
                                                                     Shares            Amount
---------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning and end of period                            1,576,246      $        158
                                                            ---------------------------------

CONTRIBUTED CAPITAL
Balance at beginning of period                                                         13,550
Shares issued:
 Employee plans                                                                            20
Issuance of stock by subsidiaries                                                         121
                                                                                 ------------
Balance at end of period                                                               13,691
                                                                                 ------------

REINVESTED EARNINGS
Balance at beginning of period                                                          2,806
Net income                                                                                731
Dividends declared                                                                       (595)
Shares issued:
 Employee plans                                                                           (49)
Tax benefit of dividends paid to ESOPs                                                      2
                                                                                 ------------
Balance at end of period                                                                2,895
                                                                                 ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period                                                            450
Foreign currency translation adjustments, net of tax                                      (61)
Unrealized gains on securities, net of tax                                                959
                                                                                 ------------
Balance at end of period                                                                1,348
                                                                                 ------------

TREASURY STOCK
Balance at beginning of period                                       23,569               640
Shares purchased                                                      9,117               506
Shares distributed:
 Employee plans                                                      (2,076)             (119)
 Shareowner plans                                                       (20)               (1)
                                                            ---------------------------------
Balance at end of period                                             30,590             1,026
                                                            ---------------------------------

DEFERRED COMPENSATION - ESOPS
Balance at beginning of period                                                            444
Amortization                                                                              (10)
                                                                                 ------------
Balance at end of period                                                                  434
                                                                                 ------------

TOTAL SHAREOWNERS' INVESTMENT                                                         $16,632
                                                                                 ============

See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Bell Atlantic Corporation and Subsidiaries


(Dollars in Millions) (Unaudited)                                              Three Months Ended March 31,
                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   731         $ 1,142
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                       1,620           1,504
  Mark-to-market adjustment for exchangeable notes                                      825              --
  Deferred income taxes, net                                                             (5)            218
  Income from unconsolidated businesses                                                (123)            (34)
  Dividends received from unconsolidated businesses                                      25              29
  Amortization of unearned lease income                                                 (33)            (37)
  Investment tax credits                                                                 (4)             (6)
  Other items, net                                                                       90              33
  Changes in certain assets and liabilities, net of effects from
   acquisition/disposition of businesses                                                (10)           (363)
                                                                               ----------------------------
Net cash provided by operating activities                                             3,116           2,486
                                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                 (2,155)         (1,711)
Investments in unconsolidated businesses, net                                        (1,038)           (106)
Investments in notes receivable                                                        (979)             --
Net change in short-term investments                                                    208             245
Proceeds from disposition of businesses                                                  41             612
Other, net                                                                               25             (38)
                                                                               ----------------------------
Net cash used in investing activities                                                (3,898)           (998)
                                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                908              --
Principal repayments of borrowings and capital lease obligations                       (284)            (26)
Net change in short-term borrowings with original
 maturities of three months or less                                                     588            (980)
Dividends paid                                                                         (598)           (598)
Proceeds from financing of cellular assets                                               --             380
Proceeds from sale of common stock                                                       58             151
Purchase of common stock for treasury                                                  (506)           (208)
Net change in outstanding checks drawn on controlled disbursement accounts             (121)            (76)
                                                                               ----------------------------
Net cash provided by (used in) financing activities                                      45          (1,357)
                                                                               ----------------------------

Increase (decrease) in cash and cash equivalents                                       (737)            131
Cash and cash equivalents, beginning of period                                        1,097             237
                                                                               ----------------------------
Cash and cash equivalents, end of period                                            $   360         $   368
                                                                               ============================

See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Bell Atlantic Corporation and Subsidiaries
                                   (Unaudited)

1.  Basis of Presentation
--------------------------------------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

We have reclassified certain amounts from prior year's data to conform to the 2000 presentation.

2.  Recent Accounting Pronouncements
--------------------------------------------------------------------------------
FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

3.  Agreement with Metromedia Fiber Network, Inc.
--------------------------------------------------------------------------------

On March 6, 2000, we invested approximately $1.7 billion in Metromedia Fiber Network, Inc. (MFN), a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. This investment included approximately $715 million to acquire approximately 9.5% of the then outstanding equity of MFN through the purchase of newly issued shares at $28 per share. We also purchased approximately $975 million in subordinated debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $34 per share or an additional 9.6% of the then outstanding equity of MFN. This investment completed a portion of our previously announced agreement with MFN, which included the acquisition of approximately $550 million of long-term capacity on MFN's fiber optic networks, beginning in 1999 through 2002. Of the $550 million, 10% was paid in November 1999 and 30% will be paid each October from 2000 through 2002.

4.  Marketable Securities
--------------------------------------------------------------------------------

We have investments in marketable securities, primarily common stocks and convertible debt securities, which are considered "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our balance sheet in Investments in Unconsolidated Businesses, Other Assets and Short-term Investments.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in Accumulated Other Comprehensive Income (Loss). The fair values of our investments in marketable securities are determined based on market quotations.

The table below shows certain summarized information related to our investments in marketable securities.

                                                             Gross        Gross
                                                        Unrealized   Unrealized
(Dollars in Millions)                            Cost        Gains       Losses   Fair Value
--------------------------------------------------------------------------------------------
AT MARCH 31, 2000
Investments in unconsolidated businesses       $  731       $2,671        $  --       $3,402
Other assets                                      975          681           --        1,656
Short-term investments                             37           --           (2)          35
                                           -------------------------------------------------
                                               $1,743       $3,352          $(2)      $5,093
                                           =================================================
AT DECEMBER 31, 1999
Investments in unconsolidated businesses       $  367       $1,892        $  --       $2,259
Short-term investments                             38            1           (2)          37
                                           -------------------------------------------------
                                               $  405       $1,893          $(2)      $2,296
                                           =================================================

Our investments in marketable securities increased from December 31, 1999 as a result of our purchase of MFN common shares and subordinated debt securities (see Note 3).

One half of our total MFN shares are deemed to be "available for sale" securities. Accordingly, this portion of our investment in MFN shares has been adjusted from a carrying value of $357 million to its fair value of $1,236 million at March 31, 2000. This increase in the value of our investment has been recorded in Investments in Unconsolidated Businesses. The unrealized holding gain of $571 million (net of income taxes of $308 million) has been recognized in Accumulated Other Comprehensive Income (Loss). The remaining half of our investment in MFN shares must be held for a period longer than one year and therefore is being carried at cost.

Our investment in MFN's subordinated debt securities also qualifies as "available for sale" securities and, accordingly, this investment has been adjusted from a carrying value of $975 million to its fair value of $1,656 million at March 31, 2000. This increase in the value of our investment has been recorded in Other Assets. The unrealized holding gain of $443 million (net of income taxes of $238 million) has been recognized in Accumulated Other Comprehensive Income (Loss).

5.  Commitments and Contingencies
--------------------------------------------------------------------------------

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

6.  Debt
--------------------------------------------------------------------------------

Exchangeable Notes

In February 1998, our wholly owned subsidiary Bell Atlantic Financial Services, Inc. (FSI) issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The TCNZ exchangeable notes are exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. As of March 31, 2000, no notes have been delivered for exchange.

In August 1998, FSI issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). The CWC exchangeable notes were issued at a discount and at March 31, 2000 the notes had a carrying value of $4,719 million, including a cumulative loss on a mark-to-market adjustment of $1,489 million. The CWC exchangeable notes are exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of CWC shares. The CWC exchangeable notes are redeemable at our option, beginning September 15, 2002, at escalating prices from 104.2% to 108.0% of the principal amount. If the CWC exchangeable notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time.

The CWC and TCNZ exchangeable notes are indexed to the fair market value of each company's common stock. If the price of the shares exceeds the exchange price established at the offering date, a mark-to-market adjustment is recorded, recognizing an increase in the carrying value of the debt obligation and a charge to income. If the price of the shares subsequently declines the debt obligation is reduced (not to less than its amortized carrying value). A proposed restructuring of CWC would change the securities to be delivered upon exchange of the CWC exchangeable notes. Under this restructuring, we would receive shares in the two acquiring companies in exchange for our CWC shares.

At March 31, 2000, the CWC share price exceeded the exchange price, resulting in a cumulative mark-to-market adjustment of $1,489 million to the carrying value of the CWC exchangeable notes. The increase in the debt liability since December 31, 1999 of $825 million was recorded as a charge to income in the first quarter of 2000 ($536 million after-tax). As of March 31, 2000, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between Bell Atlantic and FSI. In each of the Support Agreements, Bell Atlantic guarantees the payment of interest, premium (if any), principal and the cash value of exchange property related to the notes should FSI fail to pay. Another Support Agreement between Bell Atlantic and FSI dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on FSI's medium-term notes (aggregating $956 million at March 31, 2000) should FSI fail to pay. The holders of FSI debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to Bell Atlantic by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $21 billion at March 31, 2000.

7.  Common Stock Buyback Program
--------------------------------------------------------------------------------

On March 1, 2000, our Board of Directors authorized a new two year share buyback program through which we may repurchase up to 80 million shares of common stock in the open market. The Board of Directors also rescinded a previous authorization to repurchase up to $1.4 billion in company shares.

8.  Comprehensive Income
--------------------------------------------------------------------------------

Comprehensive income consists of net income and other gains and losses affecting shareowners' equity that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive income for interim periods are presented in the following table:

(Dollars in Millions)                                       Three Months Ended March 31,
                                                                 2000            1999
------------------------------------------------------------------------------------------
NET INCOME                                                          $  731          $1,142
                                                            ------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments, net of tax                   (61)            (18)
Unrealized gains on securities, net of tax                             959               3
                                                            ------------------------------
                                                                       898             (15)
                                                            ------------------------------
TOTAL COMPREHENSIVE INCOME                                          $1,629          $1,127
                                                            ==============================

9.   Earnings Per Share
--------------------------------------------------------------------------------
The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)  Three Months Ended March 31,
                                                                 2000            1999
------------------------------------------------------------------------------------------
NET INCOME                                                          $  731          $1,142
                                                            ==============================

BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                  1,551           1,553
                                                            ------------------------------
Net income                                                          $  .47          $  .74
                                                            ==============================

DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                                  1,551           1,553
Effect of dilutive securities                                           24              29
                                                            ------------------------------
Weighted-average shares - diluted                                    1,575           1,582
                                                            ------------------------------
Net income                                                          $  .46          $  .72
                                                            ==============================

Stock options for 21 million shares for the three months ended March 31, 2000 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. For the three months ended March 31, 1999, the number of antidilutive shares was 257,726.

10.  Segment Information
--------------------------------------------------------------------------------

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

(Dollars in Millions)                              Three Months Ended March 31,
                                                 -------------------------------
                                                           2000            1999
--------------------------------------------------------------------------------
EXTERNAL OPERATING REVENUES
Domestic telecom                                         $6,652          $6,408
Global wireless                                           1,292             990
Directory                                                   569             551
Other businesses                                             22              31
                                                 ------------------------------
Total segments - reported                                 8,535           7,980
Reconciling items                                            (1)            (13)
                                                 ------------------------------
Total consolidated - reported                            $8,534          $7,967
                                                 ==============================

INTERSEGMENT REVENUES
Domestic telecom                                         $   43          $   33
Global wireless                                               6               4
Directory                                                     1               2
Other businesses                                              5               4
                                                 ------------------------------
Total segments - reported                                    55              43
Reconciling items                                           (55)            (43)
                                                 ------------------------------
Total consolidated - reported                            $    0          $    0
                                                 ==============================

TOTAL OPERATING REVENUES
Domestic telecom                                         $6,695          $6,441
Global wireless                                           1,298             994
Directory                                                   570             553
Other businesses                                             27              35
                                                 ------------------------------
Total segments - reported                                 8,590           8,023
Reconciling items                                           (56)            (56)
                                                 ------------------------------
Total consolidated - reported                            $8,534          $7,967
                                                 ==============================

NET INCOME
Domestic telecom                                         $  893          $  892
Global wireless                                              93              56
Directory                                                   168             162
Other businesses                                             36              39
                                                 ------------------------------
Total segments - adjusted                                 1,190           1,149
Reconciling items                                            77               3
Special items                                              (536)            (10)
                                                 ------------------------------
Total consolidated - reported                            $  731          $1,142
                                                 ==============================

Reconciling items include undistributed corporate expenses, corporate assets and intersegment eliminations. We generally account for intersegment sales of products and services and asset transfers at current market prices.

11.  Proposed Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------

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

We are targeting completion of the merger in the second quarter of 2000. In April 2000, we announced that the combined company will be called Verizon Communications.


12.  Subsequent Event - Verizon Wireless
--------------------------------------------------------------------------------

On April 3, 2000, we and Vodafone AirTouch plc (Vodafone AirTouch) consummated our previously announced agreement to combine our U.S. wireless assets.
Vodafone AirTouch contributed its U.S. wireless assets (including its 50% ownership of PrimeCo Personal Communications, L.P.) and approximately $4 billion of liabilities to an existing Bell Atlantic partnership (Cellco Partnership, now doing business as Verizon Wireless) in exchange for a 65.1% interest in Verizon Wireless, and we retained a 34.9% interest. It is anticipated that, upon completion of our merger with GTE, the combined company will contribute its interest in the U.S. wireless assets of GTE and increase its interest in Verizon Wireless to 55%. We have announced that we are planning an initial public offering of part of Verizon Wireless later this year.

We will account for this transaction as a purchase method business combination. For accounting purposes, we will consolidate the Verizon Wireless operations because we control its operating and financial policies. Vodafone AirTouch has the right to require Verizon Wireless and us to purchase up to $20 billion of its interest in Verizon Wireless in several stages between 2003 and 2007.

You should refer to our Current Report on Form 8-K dated April 17, 2000, as amended by a Form 8-K/A dated May 11, 2000, for unaudited pro forma financial information relating to the Verizon Wireless transaction for the period ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In reviewing our operating performance, we discuss our results of operations on what we call an adjusted basis. This means we take our as-reported results and adjust for the effects of special items, which are of a nonoperational nature. We believe that this presentation will assist readers in better understanding Bell Atlantic in terms of trends from period to period. A discussion of these special items, including tables, which illustrate their effects on our consolidated statements of income, follows.

Our results for the first quarter of 2000 reflect strong market demand for voice and data services in our Domestic Telecom business and robust operating performance by our Global Wireless group. We reported net income of $731 million or $.46 diluted earnings per share for the three month period ended March 31, 2000, compared to net income of $1,142 million or $.72 diluted earnings per share for the three month period ended March 31, 1999. Our reported results for both periods were affected by special items. After adjusting for such items, net income would have been $1,267 million or $.80 diluted earnings per share in the first quarter of 2000 and $1,152 million or $.73 diluted earnings per share in the first quarter of 1999. The table below summarizes reported and adjusted results of operations for each period.

(Dollars in Millions, Except Per Share Amounts)    Three Months Ended March 31,
                                                            2000           1999
---------------------------------------------------------------------------------
Operating revenues                                        $8,534         $7,967
Operating expenses                                         6,329          5,889
                                                   ----------------------------
Operating income                                           2,205          2,078

REPORTED NET INCOME                                          731          1,142
                                                   ----------------------------
Special items - pre-tax
  Mark-to-market adjustment for exchangeable notes           825             --
  Merger transition costs                                     --             17
                                                   ----------------------------
Total special items - pre-tax                                825             17
  Tax effect of special items                                289              7
                                                   ----------------------------
Total special items - after-tax                              536             10
                                                   ----------------------------
ADJUSTED NET INCOME                                       $1,267         $1,152
                                                   ============================
DILUTED EARNINGS PER SHARE - REPORTED                     $  .46         $  .72
DILUTED EARNINGS PER SHARE - ADJUSTED                     $  .80         $  .73

The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

(Dollars in Millions)                              Three Months Ended March 31,
                                                            2000           1999
---------------------------------------------------------------------------------
EMPLOYEE COSTS
Merger transition costs                                    $  --          $   2

OTHER OPERATING EXPENSES
Merger transition costs                                       --             15
MARK-TO-MARKET ADJUSTMENT FOR EXCHANGEABLE NOTES             825             --
                                                   ----------------------------
TOTAL SPECIAL ITEMS - PRE-TAX                                825             17
Tax effect of special items                                  289              7
                                                   ----------------------------
TOTAL SPECIAL ITEMS - AFTER-TAX                            $ 536          $  10
                                                   ============================

--------------------------------------------------------------------------------
Mark-to-Market Adjustment for Exchangeable Notes
--------------------------------------------------------------------------------

First Quarter 2000

In the first quarter of 2000, we recorded a loss on a mark-to-market adjustment of $825 million ($536 million after-tax) related to our $3.2 billion notes exchangeable into shares of Cable & Wireless Communications plc (CWC). For the year ended December 31, 1999, we recorded a loss on a mark-to-market adjustment of $664 million ($432 million after-tax) related to the CWC exchangeable notes. The mark-to-market adjustments are noncash, nonoperational transactions that result in an increase in the carrying value of the debt obligation and a charge to income. The mark-to-market adjustments are required because the CWC exchangeable notes are indexed to the fair market value of CWC's common stock. At both December 31, 1999 and March 31, 2000, the price of CWC shares exceeded the exchange price established at the offering date. If the share price of CWC stock subsequently declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. A mark-to-market adjustment may be recorded monthly, recognizing either a gain or a loss, to reflect the difference between the CWC market price and the exchange price (no adjustment is required if the market price is below the exchange price). The CWC exchangeable notes may be exchanged beginning in July 2002. For additional information about the CWC exchangeable notes, see Note 6 to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
Merger-related Costs
--------------------------------------------------------------------------------

First Quarter 1999

In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $17 million in the first quarter of 1999. These costs consisted of $16 million related to systems integration and $1 million for relocation, retraining and other costs associated with integrating the operations of Bell Atlantic and NYNEX. Transition and integration costs were expensed as incurred.

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

Special items in the three month period ended March 31, 2000 included a loss on a mark-to-market adjustment for exchangeable notes. In 1999, special items included costs associated with our 1997 merger with NYNEX Corporation. Special items affected our segments as follows:

(Dollars in Millions)                       Three Months Ended March 31,
                                                      2000           1999
----------------------------------------------------------------------------
DOMESTIC TELECOM
Reported net income                                  $ 893          $ 882
Special items                                            0             10
                                            -----------------------------
Adjusted net income                                  $ 893          $ 892
                                            =============================

GLOBAL WIRELESS
Reported net income                                  $  93          $  56
Special items                                            0              0
                                            -----------------------------
Net income                                           $  93          $  56
                                            =============================

DIRECTORY
Reported net income                                  $ 168          $ 162
Special items                                            0              0
                                            -----------------------------
Net income                                           $ 168          $ 162
                                            =============================

OTHER BUSINESSES
Reported net income                                  $  36          $  39
Special items                                            0              0
                                            -----------------------------
Net income                                           $  36          $  39
                                            =============================

RECONCILING ITEMS
Reported net income(loss)                            $(459)         $   3
Special items                                          536              0
                                            -----------------------------
Adjusted net income                                  $  77          $   3
                                            =============================

Reconciling items consist of corporate operations and intersegment eliminations.

--------------------------------------------------------------------------------
Domestic Telecom
--------------------------------------------------------------------------------

Our Domestic Telecom segment consists primarily of our nine operating telephone subsidiaries that provide local telephone services from Maine to Virginia including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, and Internet access services. Domestic Telecom represents the aggregation of our domestic wireline business units (consumer, enterprise, general, and network services), that focus on specific markets to meet customer requirements.

(Dollars in Millions)                   Three Months Ended March 31,
                                                 2000           1999   % Change
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Local services                                 $3,668         $3,488        5.2%
Network access services                         2,041          1,944        5.0
Long distance services                            455            474       (4.0)
Ancillary services                                531            535        (.7)
                                        ----------------------------
                                                6,695          6,441        3.9
                                        ----------------------------

OPERATING EXPENSES
Employee costs                                  1,779          1,806       (1.5)
Depreciation and amortization                   1,417          1,336        6.1
Other operating expenses                        1,785          1,614       10.6
                                        ----------------------------
                                                4,981          4,756        4.7
                                        ----------------------------
OPERATING INCOME                               $1,714         $1,685        1.7
                                        ----------------------------
ADJUSTED NET INCOME                            $  893         $  892         .1
                                        ============================

OPERATING REVENUES

Local Services Revenues

Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

Growth in local service revenues of $180 million or 5.2% in the first quarter of 2000 was spurred by higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 2.5% from March 31, 1999. We had 43,142,000 switched access lines in service at March 31, 2000, compared to 42,097,000 switched access lines in service at March 31, 1999. Strong customer demand and usage of our data transport and digital services, as well as our value-added and national directory assistance services also contributed to revenue growth in the first quarter of 2000. In addition, the growth in local service revenues was attributable, in part, to the reversal of an accrual as a result of a favorable resolution of a state regulatory matter.

In the first quarter of 2000, local service revenue growth was partially offset by effect of resold access lines and the provision of unbundled network elements to competitive local exchange carriers. Lower revenues from our pay phone services due to the increasing popularity of wireless communications further reduced revenues in the first quarter of 2000.

--------------------------------------------------------------------------------
Domestic Telecom - continued
--------------------------------------------------------------------------------

Network Access Services

Network access services revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

Our network access services revenues grew $97 million or 5.0% in the first quarter of 2000, as compared to the same period in 1999. This growth was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 4.4% from the first quarter of 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In the first three months of 2000, demand for special access services was robust, reflecting a greater utilization of the network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 2000.

In the first quarter of 2000, network access revenues included approximately $30 million received from customers for the recovery of local number portability
(LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our operating telephone subsidiaries with respect to certain intrastate rates and services and certain other matters. State rate reductions on access services were approximately $22 million in the first three months of 2000, compared to $37 million in first three months of 1999.

The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $235 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $175 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our operating telephone subsidiaries' contributions to the FCC's universal service fund and are subject to adjustment every quarter due to potential increases or decreases in our contributions to the fund. The subsidiaries' contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $107 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

Long Distance Services

Long distance service revenues are earned primarily from calls made to points outside a customer's local calling area, but within the service area of our operating telephone subsidiaries (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions, except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), corridor services and long distance services outside of our region. In January 2000, we began offering interLATA long distance service in the State of New York.

The decline in long distance service revenues of $19 million or 4.0% in the first quarter of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription was partially mitigated by increased network access services revenues for usage of our network by alternative providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers.

These revenue reductions were partially offset by revenues earned from our interLATA long distance services introduced in New York in the first quarter of 2000 and from higher calling volumes attributable to access line growth.

--------------------------------------------------------------------------------
Domestic Telecom - continued
--------------------------------------------------------------------------------

Ancillary Services

Our ancillary services include such services as billing and collections for long distance carriers, collocation and usage of separately priced (unbundled) components of our network by competitive local exchange carriers, data solutions and systems integration, voice messaging, Internet access, customer premises equipment and wiring and maintenance services.

In the first quarter of 2000, we recognized lower ancillary service revenues of $4 million or 0.7% less than the corresponding period last year. The decline was principally due to an accrual for state regulatory matters and from lower billing and collection revenues. These revenue reductions were substantially offset by higher payments received from competitive local exchange carriers for interconnection of their network with our network and for the purchase of unbundled network elements. We also recognized higher revenues from our voice messaging, data solutions and systems integration services.

OPERATING EXPENSES

Employee Costs

Employee costs, which consist of salaries, wages and other employee compensation, employee benefits and payroll taxes, decreased in the first quarter of 2000 by $27 million or 1.5%, as compared to the same period in 1999. This expense reduction was largely attributable to lower pension and benefit costs, chiefly due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

Lower pension and benefit costs were partially offset by the effect of higher work force levels, higher overtime payments, and salary and wage increases for management and associate employees.

Depreciation and Amortization

Depreciation and amortization expense increased $81 million or 6.1% in the first three months of 2000 principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These expense increases were partially offset by the effect of lower rates of depreciation.

Other Operating Expenses

The increase in other operating expenses of $171 million or 10.6% in the first three months of 2000 was due, in part, to higher costs associated with entering new businesses, such as long distance and data services. Higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their networks further contributed to the expense increase in the first quarter of 2000. In addition, the growth in other operating expenses was partially attributable to the effect of a reversal in 1999 of an accrual for a tax-related matter. These factors were partially offset by lower costs in the first quarter of 2000 for taxes other than income and Year 2000 readiness.

--------------------------------------------------------------------------------
Global Wireless
--------------------------------------------------------------------------------

Our Global Wireless segment provides wireless telecommunications services to customers in 24 states in the United States and includes foreign wireless investments servicing customers in Latin America, Europe and the Pacific Rim.


(Dollars in Millions)                  Three Months Ended March 31,
                                               2000          1999   % Change
------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Wireless services                            $1,298         $ 994       30.6%
                                       --------------------------

OPERATING EXPENSES
Employee costs                                  206           138       49.3
Depreciation and amortization                   193           158       22.2
Other operating expenses                        684           547       25.0
                                       --------------------------
                                              1,083           843       28.5
                                       --------------------------
OPERATING INCOME                             $  215         $ 151       42.4
                                       ==========================
INCOME (LOSS) FROM UNCONSOLIDATED            $   25         $  (5)        --
BUSINESSES
                                       --------------------------
NET INCOME                                   $   93         $  56       66.1
                                       --------------------------

In December 1999, our domestic wireless subsidiary, Bell Atlantic Mobile (BAM), completed the acquisition of Frontier Corporation's (Frontier) interests in wireless properties doing business under the Frontier Cellular name. This acquisition increased BAM's ownership in Frontier from 50% to 100%. As a result, we changed the accounting for our Frontier Cellular investment from the equity method to full consolidation.

OPERATING REVENUES

First quarter 2000 revenues earned from our consolidated wireless businesses grew by $304 million or 30.6%, as compared to the same period in 1999. This growth was largely attributable to BAM, which contributed $262 million to revenue growth in the first quarter of 2000. Increased usage and customer additions, including the Frontier Cellular acquisition, principally drove this growth. Our domestic cellular customer base grew 24.8% in the first three months of 2000 and total revenue per subscriber was $49.85 in the three month period ended March 31, 2000, compared to $48.03 in the corresponding period in 1999. Revenues from Iusacell S.A. de C.V. (Iusacell), our Mexican wireless investment, grew $43 million or nearly 50% during the first three months of 2000, principally as a result of strong subscriber growth and new pricing plans.

OPERATING EXPENSES

Employee Costs

Employee costs at our wireless subsidiaries increased by $68 million or 49.3% in the first three months of 2000, compared to the same period in 1999, principally as a result of higher work force levels at BAM and the effect of the Frontier Cellular acquisition. Employee costs at Iusacell increased slightly in the first quarter of 2000, compared to the same period in 1999, primarily due to salary and wage increases.

Depreciation and Amortization

Depreciation and amortization expense increased by $35 million or 22.2% in the first three months of 2000, compared to the same period in 1999. This increase was mainly attributable to growth in depreciable cellular plant at BAM and Iusacell. These increases were chiefly due to higher capital expenditures to support the increasing demand for wireless services in both the domestic and international markets. The effect of the Frontier Cellular acquisition also contributed to higher depreciation and amortization expense in the first quarter of 2000.

Other Operating Expenses

In the first quarter of 2000, other operating expenses at our Global Wireless subsidiaries increased by $137 million or 25.0%. This expense increase was primarily attributable to the effect of the Frontier Cellular acquisition and increased service costs at our BAM operations due to the growth in BAM's subscriber base, including additional costs of equipment, higher sales commissions and higher roaming payments to wireless carriers. Higher service costs at our Iusacell subsidiary also contributed to expense growth in the first three months of 2000, but to a lesser extent.

--------------------------------------------------------------------------------
Global Wireless - continued
--------------------------------------------------------------------------------

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES

In the first quarter of 2000, the increase in equity income from unconsolidated businesses was principally due to improved operating results from our investments in Omnitel Pronto Italia S.p.A. (Omnitel), an international wireless investment in Italy. Omnitel's results were fueled by strong subscriber growth and included the effect of increased goodwill amortization as a result of increases in our economic ownership in Omnitel in 1999 and 1998. Our investments in PrimeCo Personal Communications, L.P. (PrimeCo), a personal communications services (PCS) joint venture and EuroTel Praha in the Czech Republic also reported improved operating results in the first quarter of 2000.

--------------------------------------------------------------------------------
Directory
--------------------------------------------------------------------------------

Our Directory segment consists of our domestic and international publishing businesses, including print directories and Internet-based shopping guides as well as website creation and other electronic commerce services. This segment has operations principally in the United States and Central Europe.

(Dollars in Millions)                  Three Months Ended March 31,
                                               2000            1999   % Change
-------------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Directory services                            $ 570           $ 553        3.1%
                                       ----------------------------

OPERATING EXPENSES
Employee costs                                   84              80        5.0
Depreciation and amortization                     9               9         --
Other operating expenses                        192             190        1.1
                                       ----------------------------
                                                285             279        2.2
                                       ----------------------------
OPERATING INCOME                              $ 285           $ 274        4.0
                                       ============================
NET INCOME                                    $ 168           $ 162        3.7

OPERATING REVENUES

Operating revenues from our Directory segment improved by $17 million or 3.1% in the first quarter of 2000, as compared to the same period in 1999. This revenue growth was principally due to higher business volumes, including revenue from new Internet-based shopping directory and electronic commerce services. Increased prices also contributed to revenue growth in the first quarter of 2000, but to a lesser extent.

OPERATING EXPENSES

First quarter 2000 total operating expenses increased $6 million or 2.2% over the corresponding period in 1999, driven principally by increased employee costs due to salary and wage increases.

--------------------------------------------------------------------------------
Other Businesses
--------------------------------------------------------------------------------

Our Other Businesses segment includes international wireline telecommunications investments in Europe and the Pacific Rim and lease financing and all other businesses.


(Dollars in Millions)                  Three Months Ended March 31,
                                               2000            1999  % Change
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Other services                                $  27           $  35    (22.9)%
                                       ----------------------------

OPERATING EXPENSES
Employee costs                                    1               3     (66.7)
Depreciation and amortization                    --              --        --
Other operating expenses                         18              24     (25.0)
                                       ----------------------------
                                                 19              27     (29.6)
                                       ----------------------------
OPERATING INCOME                              $   8           $   8        --
                                       ============================
INCOME FROM UNCONSOLIDATED BUSINESSES         $  23           $  27     (14.8)
NET INCOME                                    $  36           $  39      (7.7)

OPERATING RESULTS

Operating income results from our Other Businesses were unchanged in the first quarter of 2000, as compared to the corresponding period in 1999. The components of operating income reflect slightly higher operating income growth at our lease financing business, offset by lower operating income at certain non-strategic businesses.

Income from unconsolidated businesses declined by $4 million or 14.8% in the first quarter of 2000, primarily as a result of higher equity losses from our international wireline investment in CWC. These equity losses were partially offset by improved equity results from our investment in Fiberoptic Link Around the Globe (FLAG), which owns an undersea fiberoptic cable system, providing digital communications links between Europe and Asia, and from our investment in BayanTel, a Philippines-based telecommunications company.

--------------------------------------------------------------------------------
NONOPERATING ITEMS
--------------------------------------------------------------------------------

(Dollars in Millions)                      Three Months Ended March 31,
                                                   2000         1999   % Change
--------------------------------------------------------------------------------
INTEREST EXPENSE
Interest expense from continuing operations     $   370      $   315       17.5%
Capitalized interest costs                           32           21       52.4
                                           -------------------------
Total interest costs on debt balances           $   402      $   336       19.6
                                           =========================
Average debt outstanding                        $23,898      $20,096       18.9
Effective interest rate                             6.7%         6.7%

Our interest cost on debt balances was higher in the first quarter of 2000 principally due to higher average debt outstanding during the first three months
of 2000, as compared to the same period in 1999.   Capitalized interest costs
were higher in the first quarter of 2000 due to a higher level of plant under construction at our operating telephone subsidiaries.

(Dollars in Millions)                      Three Months Ended March 31,
                                                   2000        1999    % Change
--------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSE), NET
Minority interest                                 $ (16)      $ (22)       27.3%
Foreign currency gains, net                          11          18       (38.9)
Interest income                                      46          12          --
Other, net                                           14          11        27.3
                                           ------------------------
Total                                             $  55       $  19          --
                                           ========================

The change in other income and expense in the first quarter of 2000, as compared to the same period in 1999, was due to changes in several components, as shown
in the table above.   In the first quarter of 2000, we recognized lower minority interest expense principally attributable to our Iusacell investment. The reduction in foreign exchange gains was largely attributable to our Iusacell subsidiary which uses the Mexican peso as its functional currency, but issues U.S. dollar denominated debt.

We recorded additional interest income in the first quarter of 2000 in connection with the settlement of a tax-related matter and higher levels of short-term investments.


                                           Three Months Ended March 31,
                                                   2000        1999
--------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATES                         38.5%          37.1%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The increase in the effective income tax rate for the first quarter of 2000 was largely attributable to the loss on the mark-to-market adjustment for exchangeable notes for which there was no state tax benefit provided. This factor was partially offset by a tax benefit associated with the contribution of appreciated property to the Bell Atlantic Foundation.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------------------------------------

(Dollars in Millions)                           Three Months Ended March 31,
                                                        2000         1999    $ Change
---------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
Operating activities                                 $ 3,116      $ 2,486    $    630
Investing activities                                  (3,898)        (998)     (2,900)
Financing activities                                      45       (1,357)      1,402
                                                  -----------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $  (737)     $   131    $   (868)
                                                  ===================================

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at March 31, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------------------------------------
Cash Flows From Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. The increase in cash from operations primarily reflects improved operating income and timing differences in the payment of accounts payable and accrued liabilities.

--------------------------------------------------------------------------------
Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. We invested $1,770 million in the first quarter of 2000, compared to $1,444 million in the first quarter of 1999 in our Domestic Telecom business to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $385 million of capital expenditures in our Wireless, Directory and Other Businesses in the first quarter of 2000, compared to $267 million during the same period last year. We expect capital expenditures in 2000 to be in the range of $8.9 billion to $9.2 billion.

We invested $1,038 million in unconsolidated businesses during the first quarter of 2000, including approximately $715 million in Metromedia Fiber Network, Inc.
(MFN), $205 million in wireless properties, $96 million in PrimeCo and $22 million in leasing and other partnerships. In the first quarter of 1999, we invested $106 million principally in PrimeCo to fund the build-out and operations of its PCS network.

During the first quarter of 2000, we also invested $975 million in subordinated convertible notes of MFN. You should read Note 3 to the condensed consolidated financial statements for additional information on our relationship with MFN.

In the first quarter of 1999, we received cash proceeds of $612 million in connection with the disposition of our remaining investment in Viacom.

--------------------------------------------------------------------------------
Cash Flows Used In Financing Activities
--------------------------------------------------------------------------------

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarters of 2000 and 1999, we announced a quarterly cash dividend of $.385 per share.

The increase in our total debt (including capital lease obligations) from December 31, 1999 of $2,043 million was primarily due to the mark-to-market adjustment for the CWC exchangeable notes, the purchase of shares in connection with a stock buyback program and to fund capital expenditures. Our debt ratio was 61.0% as of March 31, 2000, compared to 59.7% as of March 31, 1999 and 60.1% as of December 31, 1999.

As of March 31, 2000, we had in excess of $3.8 billion of unused bank lines of credit and $336 million in bank borrowings outstanding. As of March 31, 2000, our operating telephone subsidiaries had shelf registrations for the issuance of up to $2.0 billion of unsecured debt securities. In March 2000, our wholly owned financing subsidiary, Bell Atlantic Financial Services, Inc. (FSI), issued $893 million of medium term notes, the proceeds of which were used to pay down short-term debt. The medium term notes have the benefit of a support agreement between FSI and Bell Atlantic. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the ratings of certain of our subsidiaries under review for potential downgrade.

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

--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
--------------------------------------------------------------------------------

Our cash and cash equivalents at March 31, 2000 totaled $360 million, a decrease of $737 million over December 31, 1999. This decrease was primarily attributable to the use of cash from operations to fund the MFN investments. You should read
Note 3 to the condensed consolidated financial statements for additional information on the MFN agreement.

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

--------------------------------------------------------------------------------
Exchangeable Notes
--------------------------------------------------------------------------------

In 1998, we issued exchangeable notes as described in Note 6 to the condensed consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment for Exchangeable Notes." These financial instruments expose us to market risk, including:

 .    Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

 .    Interest rate risk, because the notes carry fixed interest rates.

 .    Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

Periodically equity price and/or foreign exchange rate movements may require us to mark to market the exchangeable note liability to reflect the increase in the current share price over the established exchange price, resulting in a charge to income.

The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the underlying share prices of the TCNZ and CWC stock.

 .    At March 31, 2000, the exchange price for the TCNZ shares (expressed as
     American Depositary Receipts) was $44.93 and the exchange price for the CWC shares (expressed as American Depositary Shares) was $58.18.

 .    For each $1.00 increase in value of the TCNZ shares or the CWC shares above the exchange price, our earnings would be reduced by approximately $55 million or $56 million, respectively. A subsequent decrease in value of the TCNZ shares or the CWC shares would correspondingly increase earnings, but not to exceed the amount of any previous reductions in earnings. Our earnings are not affected so long as the TCNZ and CWC share prices remain at or below their exchange prices.

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

A proposed restructuring of CWC would change the securities to be delivered upon exchange of the CWC exchangeable notes. Under this restructuring, we would receive shares in the two acquiring companies in exchange for our CWC shares.

--------------------------------------------------------------------------------
Equity Risk
--------------------------------------------------------------------------------

We also have equity price risk associated with our investments, primarily in common stocks and convertible debt securities that are carried at their fair value. The value of these investments is subject to changes in the market prices of the securities.

Investments recorded at their fair value totaled $5,093 million at March 31, 2000 and $2,296 million at December 31, 1999. The increase from December 31, 1999 was primarily due to our purchase of common stock and subordinated convertible debt securities of MFN. See Note 3 to the condensed consolidated financial statements for a further description of the MFN transaction.

A sensitivity analysis of our investments recorded at their fair value indicated that a 10% increase or decrease in the fair value of these securities would result in a $509 million increase or decrease in the fair value of the investments. A change in fair value, net of income taxes, would be recognized in Accumulated Other Comprehensive Income (Loss) in our statement of changes in shareowners' investment.

--------------------------------------------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------
Proposed Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------

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

We are targeting completion of the merger in the second quarter of 2000. In April 2000, we announced that the combined company will be called Verizon Communications.

Future operating revenues, expenses and net income of the combined company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in our discussion of our own historical results of operations and financial condition. You should refer to our Current Report on Form 8-K dated April 17, 2000, as amended by a Form 8-K/A dated May 11, 2000, for unaudited pro forma financial information for the period ended December 31, 1999.

--------------------------------------------------------------------------------
Recent Developments
--------------------------------------------------------------------------------

VERIZON WIRELESS

On April 3, 2000, we and Vodafone AirTouch plc (Vodafone AirTouch) consummated our previously announced agreement to combine our U.S. wireless assets.
Vodafone AirTouch contributed its U.S. wireless assets (including its 50% ownership of PrimeCo Personal Communications, L.P.) and approximately $4 billion of liabilities to an existing Bell Atlantic partnership (Cellco Partnership, now doing business as Verizon Wireless) in exchange for a 65.1% interest in Verizon Wireless, and we retained a 34.9% interest. It is anticipated that, upon completion of our merger with GTE, the combined company will contribute its interest in the U.S. wireless assets of GTE and increase its interest in Verizon Wireless to 55%. We have announced that we are planning an initial public offering of part of Verizon Wireless later this year.

We will account for this transaction as a purchase method business combination. For accounting purposes, we will consolidate the Verizon Wireless operations because we control its operating and financial policies. Vodafone AirTouch has the right to require Verizon Wireless and us to purchase up to $20 billion of its interest in Verizon Wireless in several stages between 2003 and 2007.

You should refer to our Current Report on Form 8-K dated April 17, 2000, as amended by a Form 8-K/A dated May 11, 2000, for unaudited pro forma financial information relating to the Verizon Wireless transaction for the period ended December 31, 1999.

FCC REGULATION AND INTERSTATE RATES

Price Caps

As previously reported, in May 1999, the U.S. Court of Appeals reversed the FCC order that adopted the current 6.5% productivity factor applied to interstate access rates, but granted the FCC a stay of its order until April 1, 2000. The Court has further extended the stay until June 30, 2000 to allow the FCC time to consider an industry proposal to further restructure access rates.

STATE REGULATION

Pennsylvania

On September 30, 1999, the Pennsylvania Public Utility Commission (PUC) issued a final decision in its "Global" proceeding on telecommunications competition matters. The decision proposes to require our operating telephone subsidiary in Pennsylvania, Bell Atlantic - Pennsylvania, to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires Bell Atlantic - Pennsylvania to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that such classification is
supposed to give Bell Atlantic - Pennsylvania.   It sets a schedule of
prerequisites for state endorsement of a Bell Atlantic - Pennsylvania application to the FCC for permission to offer in-region long distance service under Section 271 of the Telecommunications Act of 1996 (1996 Act) that are likely to delay that endorsement. Bell Atlantic - Pennsylvania has challenged the lawfulness of this order in the Pennsylvania Supreme Court, the Commonwealth Court of Pennsylvania and the Federal District Court.

On January 18, 2000, Bell Atlantic - Pennsylvania and fourteen other parties submitted to the PUC a Joint Petition for Settlement to resolve the appeals from the Global Order. If approved by the PUC, the settlement would eliminate the wholesale/retail separate subsidiary requirement and replace it with a requirement to establish an advanced services affiliate. The settlement would also expedite the process to obtain state endorsement of any Bell Atlantic - Pennsylvania application to the FCC for permission to offer long distance service. On February 2, 2000, the Commonwealth Court denied the PUC's request to consider the settlement and set an expedited briefing schedule for the appeals. On February 22, 2000, the PUC and Bell Atlantic - Pennsylvania appealed this determination to the Pennsylvania Supreme Court and on April 28, 2000, the Pennsylvania Supreme Court denied the appeal. The Commonwealth Court will hear oral arguments on appeals of the Global Order on May 17, 2000.
Pending the outcome of the appeals, the PUC has reinstated proceedings to consider the structural separation aspect of its Global Order and has invited Bell Atlantic - Pennsylvania to submit alternative proposals.

--------------------------------------------------------------------------------
OTHER MATTERS
--------------------------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------------------------------------------------------

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

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

 .    the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings.

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

--------------------------------------------------------------------------------
Part II - Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits:

     Exhibit
     Number
     ------

      10 Bell Atlantic 1985 Incentive Stock Option Plan, restated as of May 1, 2000, to incorporate amendments adopted through April 30, 2000.

      12     Ratio of Earnings to Fixed Charges.

      27     Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2000:

     A Current Report on Form 8-K, dated January 24, 2000, was filed regarding our 1999 financial results.

     A Current Report on Form 8-K, dated February 15, 2000, was filed reporting unaudited pro forma combined condensed financial statements for Bell Atlantic Corporation and GTE Corporation for the nine-month period ended September 30, 1999.

     A Current Report on Form 8-K, dated March 1, 2000, was filed regarding a new share buyback program.

Signatures
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BELL ATLANTIC CORPORATION

Date:  May 12, 2000                   By /s/ Doreen A. Toben
                                        ------------------------------------
                                         Doreen A. Toben
                                         Vice President - Controller
                                         (Principal Accounting Officer)






UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 2000.

                                 Exhibit Index
                                 -------------



Exhibit
Number
------

10 Bell Atlantic 1985 Incentive Stock Option Plan, restated as of May 1, 2000, to incorporate amendments adopted through April 30, 2000

12     Ratio of Earnings to Fixed Charges

27     Financial Data Schedule