Form 10-Q
period 2000-06-30
BELL ATLANTIC CORP
filed 2000-08-14
CIK 732712

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ______ to ______

                          Commission file number 1-8606

                            BELL ATLANTIC CORPORATION
                         (d/b/a VERIZON COMMUNICATIONS)
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

At June 30, 2000, 2,717,995,916 shares of the registrant's Common Stock were outstanding, after deducting 33,820,400 shares held in treasury.

================================================================================

TABLE OF CONTENTS


ITEM NO.

PART I. FINANCIAL INFORMATION                                                     PAGE
                                                                                  ----
1.  FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     Three and six months ended June 30, 2000 and 1999                             1-2

     CONDENSED CONSOLIDATED BALANCE SHEETS
     June 30, 2000 and December 31, 1999                                             3

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six months ended June 30, 2000 and 1999                                         4

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                            5

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                          16

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     35


PART II. OTHER INFORMATION

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            36

6.   EXHIBITS AND REPORTS ON FORM 8-K                                               37

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries
                         (d/b/a Verizon Communications)


(Dollars in Millions, Except Per Share Amounts) (Unaudited)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                          2000       1999
                                                                     -----------   -------------
OPERATING REVENUES                                                      $ 16,787   $ 14,513

OPERATING EXPENSES
     Operations and support                                               11,411      8,464
     Depreciation and amortization                                         3,220      2,425

GAINS ON SALES OF ASSETS, NET                                              2,456         --
                                                                        --------   --------
OPERATING INCOME                                                           4,612      3,624
Income from unconsolidated businesses                                      3,283        115
Other income and (expense), net                                                4        (17)
Interest expense                                                             916        637
Mark-to-market adjustment for exchangeable notes                           1,112         --
                                                                        --------   --------
Income before provision for income taxes and extraordinary items           8,095      3,085
Provision for income taxes                                                 3,188      1,137
                                                                        --------   --------
INCOME BEFORE EXTRAORDINARY ITEMS                                          4,907      1,948

Extraordinary items                                                           --         (6)
                                                                        --------   --------
NET INCOME                                                              $  4,907   $  1,942
                                                                        ========   ========
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary items                                       $   1.81   $    .71
Extraordinary items                                                           --         --
                                                                        --------   --------
NET INCOME                                                              $   1.81   $    .71
                                                                        ========   ========
Weighted-average shares outstanding (in millions)                          2,718      2,739
                                                                        ========   ========
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items                                       $   1.79   $    .70
Extraordinary items                                                           --         --
                                                                        --------   --------
NET INCOME                                                              $   1.79   $    .70
                                                                        ========   ========
Weighted-average shares outstanding - diluted (in millions)                2,747      2,775
                                                                        ========   ========
Dividends declared per common share                                     $   .385   $   .385
                                                                        ========   ========

See Notes to Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Bell Atlantic Corporation and Subsidiaries
                         (d/b/a Verizon Communications)


(Dollars in Millions, Except Per Share Amounts) (Unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                          2000        1999
                                                                       ---------    ------------
OPERATING REVENUES                                                      $ 31,336    $ 28,274

OPERATING EXPENSES
     Operations and support                                               19,637      16,548
     Depreciation and amortization                                         5,811       4,828

GAINS ON SALES OF ASSETS, NET                                              2,553         513
                                                                        --------    --------
OPERATING INCOME                                                           8,441       7,411
Income from unconsolidated businesses                                      3,514         248
Other income and (expense), net                                               56         (13)
Interest expense                                                           1,690       1,276
Mark-to-market adjustment for exchangeable notes                             287          --
                                                                        --------    --------
Income before provision for income taxes and extraordinary items          10,608       6,370
Provision for income taxes                                                 4,135       2,350
                                                                        --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS                                          6,473       4,020

Extraordinary items                                                           (9)        (36)
                                                                        --------    --------
NET INCOME                                                                 6,464       3,984
Redemption of subsidiary preferred stock                                      (8)         --
                                                                        --------    --------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                              $  6,456    $  3,984
                                                                        ========    ========
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary items                                       $   2.37    $   1.47
Extraordinary items                                                           --        (.01)
                                                                        --------    --------
NET INCOME                                                              $   2.37    $   1.46
                                                                        ========    ========
Weighted-average shares outstanding (in millions)                          2,722       2,738
                                                                        ========    ========
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items                                       $   2.35    $   1.45
Extraordinary items                                                           --        (.01)
                                                                        --------    --------
NET INCOME                                                              $   2.35    $   1.44
                                                                        ========    ========
Weighted-average shares outstanding - diluted (in millions)                2,752       2,774
                                                                        ========    ========
Dividends declared per common share                                     $    .77    $    .77
                                                                        ========    ========

See Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   Bell Atlantic Corporation and Subsidiaries
                         (d/b/a Verizon Communications)



(Dollars in Millions, Except Per Share Amounts) (Unaudited)

                                                                                   JUNE 30,  DECEMBER 31,
                                                                                    2000         1999
                                                                                  --------   ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                         $  1,346    $  2,033
Short-term investments                                                                 355       1,035
Accounts receivable, net of allowances of $1,279 and $1,170                         12,360      11,998
Inventories                                                                          1,385       1,366
Prepaid expenses and other current assets                                            2,388       1,761
Net assets held for sale                                                             2,302       1,802
                                                                                  --------    --------
                                                                                    20,136      19,995
                                                                                  --------    --------
PLANT, PROPERTY AND EQUIPMENT                                                      150,896     142,989
Less accumulated depreciation                                                       86,122      80,816
                                                                                  --------    --------
                                                                                    64,774      62,173
                                                                                  --------    --------
INVESTMENTS IN UNCONSOLIDATED BUSINESSES                                            15,905      10,177
INTANGIBLE ASSETS                                                                   40,954       8,645
OTHER ASSETS                                                                        15,244      11,840
                                                                                  --------    --------
TOTAL ASSETS                                                                      $157,013    $112,830
                                                                                  ========    ========
LIABILITIES AND SHAREOWNERS' INVESTMENT

CURRENT LIABILITIES
Debt maturing within one year                                                     $ 20,060    $ 15,063
Accounts payable and accrued liabilities                                            13,275      10,878
Other current liabilities                                                            4,782       3,809
                                                                                  --------    --------
                                                                                    38,117      29,750
                                                                                  --------    --------
LONG-TERM DEBT                                                                      33,286      32,419
EMPLOYEE BENEFIT OBLIGATIONS                                                        13,246      13,744
DEFERRED INCOME TAXES                                                               14,572       7,288
OTHER LIABILITIES                                                                    1,577       1,353

MINORITY INTEREST, INCLUDING A PORTION SUBJECT TO REDEMPTION REQUIREMENTS           22,039       1,900

SHAREOWNERS' INVESTMENT
Series preferred stock ($.10 par value; none issued)                                    --          --
Common stock ($.10 par value; 2,751,816,316 shares and
   2,756,484,606 shares issued)                                                        275         276
Contributed capital                                                                 24,324      20,134
Reinvested earnings                                                                 11,512       7,428
Accumulated other comprehensive income                                                  92          75
                                                                                  --------    --------
                                                                                    36,203      27,913

Less common stock in treasury, at cost                                               1,200         640
Less deferred compensation - employee stock ownership plans                            827         897
                                                                                  --------    --------
                                                                                    34,176      26,376
                                                                                  --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' INVESTMENT                                     $157,013    $112,830
                                                                                  ========    ========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Bell Atlantic Corporation and Subsidiaries
                         (d/b/a Verizon Communications)



(Dollars in Millions) (Unaudited)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                  2000           1999
                                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary items                                                  $ 6,473    $ 4,020
Adjustments to reconcile income before extraordinary items to net cash provided by operating activities:
     Depreciation and amortization                                                   5,811      4,828
     Gains on sales of assets, net                                                  (2,553)      (513)
     Gain on exchange of CWC stock                                                  (3,088)        --
     Mark-to-market adjustment for exchangeable notes                                 (287)        --
     Employee retirement benefits                                                   (1,760)      (817)
     Deferred income taxes, net                                                      2,084        983
     Provision for uncollectible accounts                                              510        482
     Changes in current assets and liabilities, net of effects from
       acquisition/disposition of businesses                                         1,750     (1,057)
     Other, net                                                                       (611)      (360)
                                                                                   -------    -------
Net cash provided by operating activities                                            8,329      7,566
                                                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                (7,632)    (5,772)
Acquisitions, net of cash acquired, and investments                                 (1,132)    (1,410)
Proceeds from disposition of businesses                                              1,899        612
Investments in notes receivable                                                       (979)        --
Other, net                                                                             249        411
                                                                                   -------    -------
Net cash used in investing activities                                               (7,595)    (6,159)
                                                                                   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                   2,822      3,420
Repayments of long-term borrowings and capital lease obligations                    (4,651)    (1,060)
Increase (decrease) in short-term obligations, excluding current maturities          3,518     (1,879)
Net dividends paid                                                                  (2,099)    (2,112)
Proceeds from sale of common stock                                                     380        585
Purchase of common stock for treasury                                               (1,382)      (398)
Other, net                                                                              (9)        14
                                                                                   -------    -------
Net cash used in financing activities                                               (1,421)    (1,430)
                                                                                   -------    -------
Decrease in cash and cash equivalents                                                 (687)       (23)
Cash and cash equivalents, beginning of period                                       2,033        704
                                                                                   -------    -------
Cash and cash equivalents, end of period                                           $ 1,346    $   681
                                                                                   =======    =======

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Bell Atlantic Corporation and Subsidiaries
                         (d/b/a Verizon Communications)
                                   (Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements give retroactive effect to the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) as required for business combinations using pooling-of-interests accounting (see Note 2).

These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. To assist you in understanding the historical financial information of the merged entity, now referred to as Verizon Communications (Verizon), you should refer to the financial statements filed with the 1999 SEC Form 10-Ks and the first quarter 2000 SEC Form 10-Qs of both Bell Atlantic and GTE and Note 3 below.

In this report, Bell Atlantic, as the SEC registrant, and Verizon are referred to as "we" or "us."

2.     BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. GTE shareholders received 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they owned. This resulted in the issuance of 1,176 million shares of Bell Atlantic common stock. With the closing of the Merger, the combined company began doing business as Verizon.

The Merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes. As a result, we have restated our consolidated financial statements for all dates and periods prior to the Merger.

In addition to combining the separate historical results of Bell Atlantic and GTE, the restated combined financial statements include the adjustments necessary to conform accounting methods and presentation, to the extent that they were different, and to eliminate significant intercompany transactions. The separate Bell Atlantic and GTE results of operations for interim periods prior to the Merger were as follows:


(Dollars in Millions)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,               SIX MONTHS
                                                                    -------------------        ENDED JUNE 30,
                                                                    2000           1999            1999
                                                                    ----           ----        --------------
OPERATING REVENUES
Bell Atlantic                                                     $  8,534       $  7,967         $ 16,262
GTE                                                                  6,100          5,879           12,167
Conforming adjustments, reclassifications and eliminations             (85)           (85)            (155)
                                                                  --------       --------         --------
Combined                                                          $ 14,549       $ 13,761         $ 28,274
                                                                  ========       ========         ========
NET INCOME
Bell Atlantic                                                     $    731       $  1,142         $  2,309
GTE                                                                    807            882            1,658
Conforming adjustments, reclassifications and eliminations              19             18               17
                                                                  --------       --------         --------
Combined                                                          $  1,557       $  2,042         $  3,984
                                                                  ========       ========         ========

Verizon is managed around four operating segments: Domestic Telecom, Domestic Wireless, International and Information Services. For further information concerning these operating segments, see Note 13.

In addition to the Merger, there were a number of transactions during the quarter that had a significant effect on our company, including the formation of a nationwide wireless venture with Vodafone AirTouch plc (Vodafone AirTouch) (see Note 6) and the divestiture of a controlling interest in Genuity through an initial public offering of its stock.

Genuity

In accordance with the provisions of a Federal Communications Commission (FCC) order in June 2000, Genuity, formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. The shares were priced at $11 resulting in cash proceeds to Genuity of $1.9 billion. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity and contains a contingent conversion feature.

In accordance with provisions of the FCC order, the sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we have deconsolidated our investment in Genuity and are accounting for it using the cost method.

The Class B common stock's conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996 (Section 271). Under the FCC order, if we eliminate the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region access lines, we can transfer our Class B common stock to a disposition trustee for sale to one or more third parties. If we eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines, we can convert our Class B common stock into 800 million shares of Genuity's Class A common stock or Class C common stock, subject to the terms of the FCC order. This conversion feature expires if we do not eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines by the fifth anniversary of the Merger, subject to extension under certain circumstances.

Genuity's revenues for the second quarter and first half of 2000 were $275 million and $529 million, respectively, and its net losses were $153 million and $281 million, respectively.

Merger-Related and Severance Costs

During the second quarter, we recorded a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share) for direct, incremental merger-related costs that we incurred in the current quarter or had previously deferred, and $584 million ($371 million after-tax, or $.14 per diluted share) for employee severance.

The direct incremental merger costs include the following:


(Dollars in Millions)
Compensation                                $ 210
Professional services                         161
Other                                         101
                                            -----
                                            $ 472
                                            =====


Compensation includes retention payments to employees that were contingent on the Merger close and payments to employees to satisfy contractual obligations triggered by the change in control. Professional services includes investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the Merger. Other includes costs incurred to obtain shareholder approval of the Merger, register securities and communicate with shareholders, employees and regulatory authorities regarding Merger issues.

Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 are located in the United States and approximately 300 are located at various international locations. The separations are expected to occur as a result of consolidations and process enhancements within our operating segments. Accrued postemployment benefit liabilities for those employees are included in our condensed consolidated balance sheets as a component of Other current liabilities or Employee Benefit Obligations.

Transition Costs

In addition to the direct merger-related and severance costs discussed above, over the next several years, we expect to incur substantial transition costs related to the Merger and the recently formed wireless joint venture, Verizon Wireless (see Note 6). These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include advertising and other costs to establish the Verizon brand. During the second quarter, we incurred approximately $172 million ($47 million after taxes and minority interests, or $.02 per diluted share) of transition costs primarily related to the wireless joint venture.

The results for the second quarter and first six months of 1999 included pretax transition costs of $35 million and $52 million, respectively, related to the Bell Atlantic-NYNEX merger.

Other related actions

During the second quarter of 2000, we also recorded $385 million ($236 million after-tax, or $.09 per diluted share) for other actions in relation to the Merger or other strategic decisions. These actions included the following:

 (Dollars in Millions)
Write-off of duplicate assets              $ 167
Regulatory settlements                        69
Contract termination fees                     86
Other                                         63
                                           -----
                                           $ 385
                                           =====


The direct merger, severance, transition or other costs discussed above are not included in the operating segment financial results in Note 13 since they are not considered in assessing segment performance due primarily to their nonrecurring nature.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Verizon's significant accounting policies are consistent with those described in Bell Atlantic's 1999 Form 10-K. Where there were differences between Bell Atlantic and GTE, the accounting policies of the businesses that were formerly part of GTE have been conformed to those of Bell Atlantic.

All significant intercompany accounts and transactions have been eliminated.

We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives.

We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

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

Interpretation No. 44 will not have a material impact on our results of operations or financial position.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We must adopt SAB No. 101 no later than the fourth quarter of 2000. The Company is currently assessing the impact of SAB No. 101.

5.     GAINS ON SALES OF ASSETS, NET

During the second quarter of 2000, we recognized net gains related to sales of assets and impairments of assets held for sale, as follows:

(Dollars in Millions)                                                                 Pretax           After-tax
                                                                                      -------          ---------
Wireline properties                                                                   $ 1,078          $     655
Wireless properties                                                                     1,922              1,156
Other, net                                                                               (544)              (356)
                                                                                      -------          ---------
                                                                                      $ 2,456          $   1,455
                                                                                      =======          =========

Wireline Property Sales

During 1998, GTE committed to sell approximately 1.6 million non-strategic domestic access lines located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. During 1999, definitive sales agreements were reached for the sale of all 1.6 million lines. During June 2000, we sold approximately 471,000 access lines located in Iowa, Nebraska and Oklahoma for combined cash proceeds of $1.4 billion and $125 million in convertible preferred stock. The $655 million after-tax gain on the sale represents $.24 per diluted share.

As of June 30, 2000, the remaining 1.1 million access lines continue to be reported in our condensed consolidated balance sheets as Net assets held for sale. Although all of the remaining access lines are subject to definitive sales agreements, their sale is contingent upon final agreements and regulatory approvals. We expect these sales to close in 2000 and will continue to operate all of the properties until sold. The 1.1 million access lines held for sale at June 30, 2000 represented approximately 1.7% of the domestic access lines that our Domestic Telecom business had in service at the time. Given the decision to sell, no depreciation was recorded for these properties during 1999 or 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Wireless Overlap

A U.S. Department of Justice consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone AirTouch and PrimeCo Communications (PrimeCo) to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation (ALLTEL) that provided for the exchange of several former Bell Atlantic Mobile markets in Texas, New Mexico and Arizona for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share).

In June 2000, we entered into a series of definitive sale agreements to resolve the remaining service area conflicts prohibited by FCC regulations. These agreements, which were pursuant to the consent decree, enabled both the formation of Verizon Wireless and the closing of the Merger. These definitive sales agreements included:

o An agreement with AT&T Wireless related to the San Diego (former GTE) and Houston (former PrimeCo) markets.

o An agreement with SBC Communications related to the Austin, Seattle and Spokane (former GTE) markets.

o Agreements with BGV PCS Acquisition Co. LLC related to the Chicago (former PrimeCo) and Cincinnati (former GTE) markets.

o An agreement with an affiliate of CFW Communications Company related to the Richmond (former PrimeCo) market.

As of June 30, 2000 the wireless properties discussed above are reported in our condensed consolidated balance sheets as Net assets held for sale. We expect these sales to occur in 2000. Based on the decision to sell, depreciation and amortization has been discontinued for these properties in accordance with SFAS No. 121.

Other Transactions

In connection with our decisions to exit the video business and GTE Airfone, a company involved in air-to-ground communications, we have recorded an impairment charge of $566 million ($362 million after-tax, or $.13 per diluted share) to reduce the carrying value of these investments to their estimated net realizable value. In addition, there were other sales resulting in a net pretax gain of approximately $22 million ($6 million after-tax).

6.     WIRELESS JOINT VENTURE

On April 3, 2000, we and Vodafone AirTouch consummated the previously announced agreement to combine U.S. wireless assets, including cellular, PCS and paging operations. Vodafone AirTouch contributed its U.S. wireless operations to an existing Bell Atlantic partnership in exchange for a 65.1% economic interest in the partnership. Bell Atlantic retained a 34.9% economic interest and control pursuant to the terms of the partnership agreement. We accounted for this transaction as a purchase business combination with a total purchase price for the equity of the U.S. operations of Vodafone AirTouch of approximately $30 billion resulting in increases in intangible assets of approximately $31 billion, minority interest of approximately $21 billion and debt of approximately $4 billion included in the condensed consolidated balance sheets. Since the acquisition was effected through the issuance of partnership interests, the $4,281 million after-tax gain on the transaction was reported as an adjustment to contributed capital in accordance with our accounting policy for recording gains on the issuance of subsidiary stock. The appraisal and the allocation of the purchase price to the tangible and identifiable intangible assets is in the process of being completed. It is our initial expectation that a substantial portion of the excess purchase price over the tangible assets acquired will be identified with wireless licenses, which we will amortize over a period up to 40 years since they are renewable on an indefinite basis.

The following represents Verizon's historical results for the second quarter of 1999 adjusted to include the wireless joint venture on a pro forma basis. No other pro forma adjustments were made to the historical results.

 (Dollars in Millions, Except Per Share Amount)
Revenues                                       $ 16,006
Net Income                                        1,884
Diluted earnings per common share              $   0.68

Under the terms of the venture formation agreement, Vodafone AirTouch has the right to require us or Verizon Wireless to purchase up to $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value.

In July 2000, following the closing of the Merger, interests in GTE's U.S. wireless assets were contributed to Verizon Wireless in exchange for an increase in our economic ownership interest to 55%. This transaction was accounted for as a transfer of assets between entities under common control and, accordingly, was recorded at the net book value of the assets contributed.

7.     MARKETABLE SECURITIES

We have investments in marketable securities, primarily common stocks and convertible debt securities, which are considered "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in Accumulated other comprehensive income. The fair values of our investments in marketable securities are determined based on market quotations.

The table below shows certain summarized information related to our investments in marketable securities.


                                                                            GROSS           GROSS
                                                                         UNREALIZED      UNREALIZED
(Dollars in Millions)                                         COST          GAINS          LOSSES        FAIR VALUE
                                                            -------      ----------      ----------      ----------
AT JUNE 30, 2000
Investments in unconsolidated businesses                    $4,513           $1,883           $(102)         $6,294
Other assets                                                 1,344              426              (6)          1,764
                                                            ------           ------           -----          ------
                                                            $5,857           $2,309           $(108)         $8,058
                                                            ======           ======           ======         ======
AT DECEMBER 31, 1999

Investments in unconsolidated businesses                    $  367           $1,892           $  --          $2,259
Other assets                                                   401                8              (3)            406
                                                            ------           ------           -----          ------
                                                            $  768           $1,900           $  (3)         $2,665
                                                            ======           ======           ======         ======

Our investments in marketable securities increased from December 31, 1999 as a result of our Metromedia Fiber Network, Inc. (MFN) investment and our exchange of Cable & Wireless Communications plc (CWC) shares for Cable & Wireless plc (C&W) and NTL Incorporated (NTL) shares (see Note 8).

One half of our total MFN shares are deemed to be "available for sale" securities. Accordingly, this portion of our investment in MFN shares has been adjusted from a carrying value of $357 million to its fair value of $1,014 million at June 30, 2000. This increase in the value of our investment has been recorded in Investments in Unconsolidated Businesses. The unrealized holding gain of $427 million (net of income taxes of $230 million) has been recognized in Accumulated other comprehensive income. The remaining half of our investment in MFN shares is being carried at cost.

Our investment in MFN's subordinated debt securities also qualifies as "available for sale" securities and, accordingly, this investment has been adjusted from a carrying value of $975 million to its fair value of $1,387 million at June 30, 2000. This increase in the value of our investment has been recorded in Other Assets. The unrealized holding gain of $268 million (net of income taxes of $144 million) has also been recognized in Accumulated other comprehensive income.

8.     CABLE & WIRELESS COMMUNICATIONS PLC (CWC) RESTRUCTURING

In May 2000, C&W, NTL and CWC completed a restructuring of CWC. Under the terms of the restructuring, CWC's consumer cable telephone, television and Internet operations were separated from its corporate, business, Internet protocol and wholesale operations. Once separated, the consumer operations were acquired by NTL and the other operations were acquired by C&W. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time. Based on this level of ownership, our investments in NTL and C&W will be accounted for under the cost method. Our previous interest in CWC was accounted for using the equity method.

Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) and a corresponding increase in the cost basis of the shares received. Since the shares are being accounted for as cost investments, changes in their value since the date of the exchange, which totaled $63 million (net of income taxes of $39 million), have been recognized during the second quarter of 2000 in Accumulated other comprehensive income.

9.     DEBT

Exchangeable Notes

In February 1998, our wholly owned subsidiary Verizon Global Funding Corp. (formerly Bell Atlantic Financial Services, Inc.) (Global Funding) issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The TCNZ exchangeable notes are exchangeable into 437.1 million ordinary shares of TCNZ (Telecom Corporation of New Zealand Limited) stock at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. As of June 30, 2000, no notes have been delivered for exchange.

In August 1998, Global Funding issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). When issued, the CWC exchangeable notes were exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. The CWC exchangeable notes were issued at a discount and at June 30, 2000 the notes had a carrying value of $3,615 million, including a cumulative loss on a mark-to-market adjustment of $378 million.

In connection with a restructuring of CWC described in Note 8, the CWC exchangeable notes are now exchangeable into 128.4 million shares of C&W and
24.5 million shares of NTL. The CWC exchangeable notes are redeemable at our option, beginning September 15, 2002, at escalating prices from 104.2% to 108.0% of the principal amount. If the CWC exchangeable notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time.

The TCNZ exchangeable notes are indexed to the fair market value of the TCNZ common stock and the CWC exchangeable notes are indexed to the fair market value of the C&W and NTL common stock. If the price of the shares exceeds the exchange price established at the offering date, a mark-to-market adjustment is recorded, recognizing an increase in the carrying value of the debt obligation and a charge to income. If the price of the shares subsequently declines, the debt obligation is reduced (but not to less than its amortized carrying value of the notes).

At June 30, 2000, the combined value of the C&W and NTL share prices exceeded the exchange price, resulting in a cumulative mark-to-market adjustment of $378 million. The decrease in the debt obligation since December 31, 1999 of $287 million was recorded as an increase to income in the first six months of 2000 ($186 million after-tax, or $.07 per diluted share) and an increase to income of $1,112 million ($722 million after-tax, or $.26 per diluted share) in the second quarter of 2000. As of June 30, 2000, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between us and Global Funding. In each of the Support Agreements, we guarantee the payment of interest, premium (if any), principal and the cash value of exchange property related to the notes should Global Funding fail to pay. Another Support Agreement between us and Global Funding dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on Global Funding's medium term notes (aggregating $1,326 million at June 30, 2000) should Global Funding fail to pay. The holders of Global Funding debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $63 billion at June 30, 2000.


10.    COMMON STOCK BUYBACK PROGRAM

On March 1, 2000, our Board of Directors authorized a new two year share buyback program through which we may repurchase up to 80 million shares of common stock in the open market. As of June 30, 2000, we had repurchased 11,633,800 shares under this program. The Board of Directors also rescinded a previous authorization to repurchase up to $1.4 billion in company shares.


11.    COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive income for interim periods are presented in the following table:


(Dollars in Millions)                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------   ------------------------
                                                             2000          1999            2000            1999
                                                           --------       -------         -------         -------
NET INCOME                                                  $ 4,907       $ 1,942         $ 6,464         $ 3,984
                                                            -------       -------         -------         -------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Foreign currency translation adjustments                        (99)          (87)           (163)           (114)
Unrealized gains (losses) on securities                        (761)        1,016             202           1,007
Minimum pension liability adjustment                             --            --             (22)             --
                                                            -------       -------         -------         -------
                                                               (860)          929              17             893
                                                            -------       -------         -------         -------
TOTAL COMPREHENSIVE INCOME                                  $ 4,047       $ 2,871         $ 6,481         $ 4,877
                                                            =======       =======         =======         =======

12.    EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators used in computing earnings per share.

(Dollars and Shares in  Millions,  Except Per Share
Amounts)                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------          -------------------------
                                                       2000           1999                 2000          1999
                                                       ----           ----                 ----          ----
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary items                   $ 4,907        $ 1,948              $ 6,473       $ 4,020
Redemption of subsidiary preferred stock                 --             --                   (8)           --
                                                    -------        -------              -------       -------
Income available to common shareowners before
  extraordinary items*                                4,907          1,948                6,465         4,020
Extraordinary items                                      --             (6)                  (9)          (36)
                                                    -------        -------              -------       -------
Net income available to common shareowners*         $ 4,907        $ 1,942              $ 6,456       $ 3,984
                                                    =======        =======              =======       =======
BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                   2,718          2,739                2,722         2,738
Income available to common shareowners before
  extraordinary items                               $  1.81        $   .71              $  2.37       $  1.47
Extraordinary items                                      --             --                   --          (.01)
                                                    -------        -------              -------       -------
Net income available to common shareowners          $  1.81        $   .71              $  2.37       $  1.46
                                                    =======        =======              =======       =======
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                   2,718          2,739                2,722         2,738
Effect of dilutive securities                            29             36                   30            36
                                                    -------        -------              -------       -------
Weighted-average shares - diluted                     2,747          2,775                2,752         2,774
                                                    =======        =======              =======       =======
Income available to common shareowners before
  extraordinary items                               $  1.79        $   .70              $  2.35       $  1.45
Extraordinary items                                      --             --                   --          (.01)
                                                    -------        -------              -------       -------
Net income available to common shareowners          $  1.79        $   .70              $  2.35       $  1.44
                                                    =======        =======              =======       =======


*Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Stock options for 53 million shares of common stock were outstanding at June 30, 2000 which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

13.    SEGMENT INFORMATION

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include a Domestic Telecom group which provides domestic wireline communications services; a Domestic Wireless group which provides domestic wireless communications services; an International group which includes our foreign wireline and wireless communications investments; and an Information Services group which is responsible for our domestic and international publishing businesses and electronic commerce services.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and other adjustments arising during each period. The other adjustments include transactions that management excludes in assessing business unit performance due primarily to their nonrecurring nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings.

REPORTABLE SEGMENTS

The following table provides adjusted operating financial information for our four reportable segments and a reconciliation of adjusted segment results to consolidated results:

 (Dollars in Millions)                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                      ----------------------------           -------------------------
                                          2000              1999                 2000            1999
                                      ---------          ---------           ---------       ---------
EXTERNAL OPERATING REVENUES
Domestic Telecom                      $ 11,011          $ 10,557             $ 21,723        $ 20,867
Domestic Wireless                        3,958             1,837                6,128           3,505
International                              518               470                1,040             921
Information Services                     1,031             1,032                1,781           1,771
                                      --------          --------             --------        --------
Total segments - adjusted               16,518            13,896               30,672          27,064
Reconciling items                          269               617                  664           1,210
                                      --------          --------             --------        --------
Total consolidated - reported         $ 16,787          $ 14,513             $ 31,336        $ 28,274
                                      ========          ========             ========        ========
INTERSEGMENT REVENUES
Domestic Telecom                      $    210          $    155             $    410        $    291
Domestic Wireless                            9                 5                   18               9
International                               --                --                   --              --
Information Services                        25                23                   54              43
                                      --------          --------             --------        --------
Total segments - reported                  244               183                  482             343
Reconciling items                         (244)             (183)                (482)           (343)
                                      --------          --------             --------        --------
Total consolidated - reported         $     --          $     --             $     --        $     --
                                      ========          ========             ========        ========
TOTAL OPERATING REVENUES
Domestic Telecom                      $ 11,221          $ 10,712             $ 22,133        $ 21,158
Domestic Wireless                        3,967             1,842                6,146           3,514
International                              518               470                1,040             921
Information Services                     1,056             1,055                1,835           1,814
                                      --------          --------             --------        --------
Total segments - adjusted               16,762            14,079               31,154          27,407
Reconciling items                           25               434                  182             867
                                      --------          --------             --------        --------
Total consolidated - reported         $ 16,787          $ 14,513             $ 31,336        $ 28,274
                                      ========          ========             ========        ========
NET INCOME
Domestic Telecom                      $  1,503          $  1,339             $  2,887        $  2,785
Domestic Wireless                           91               138                  220             341
International                              175               147                  348             317
Information Services                       329               311                  527             503
                                      --------          --------             --------        --------
Total segments - adjusted                2,098             1,935                3,982           3,946
Reconciling items                        2,809                 7                2,482              38
                                      --------          --------             --------        --------
Total consolidated - reported         $  4,907          $  1,942             $  6,464        $  3,984
                                      ========          ========             ========        ========

(Dollars in Millions)                                                   JUNE 30, 2000      DECEMBER 31, 1999
                                                                        -------------      -----------------
ASSETS
Domestic Telecom                                                            $ 71,203            $ 69,997
Domestic Wireless                                                             52,567              16,590
International                                                                 15,622              12,543
Information Services                                                           2,876               2,829
                                                                           ---------           ---------
Total segments                                                               142,268             101,959
Reconciling items                                                             14,745              10,871
                                                                           ---------           ---------
Total consolidated                                                         $ 157,013           $ 112,830
                                                                           =========           =========

Major reconciling items between the segments and the consolidated results are as follows:


(Dollars in Millions)                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------     -------------------------
                                                                2000            1999            2000           1999
                                                                ----            ----            ----           ----
TOTAL REVENUES
Genuity and Government Systems                                 $ 275           $ 515           $ 529         $1,005
Regulatory settlements (see Note 2)                              (69)             --             (69)            --
Eliminations and other                                          (181)            (81)           (278)          (138)
                                                               -----           -----           -----         ------
                                                               $  25           $ 434           $ 182         $  867
                                                               =====           =====           =====         ======
NET INCOME
Genuity and Government Systems                               $  (153)          $ (63)        $  (281)        $ (119)
Direct merger, severance, transition costs and other
   related actions (see Note 2)                               (1,032)            (22)         (1,032)           (32)
Gains on sales of assets, net (see Note 5)                     1,455              --           1,510            308
CWC restructuring (see Notes 8 and 9)                          2,663              --           2,128             --
Pension settlements                                              260             102             564            102
Corporate, eliminations and other                               (384)            (10)           (407)          (221)
                                                             -------           -----         -------         ------
                                                             $ 2,809           $   7         $ 2,482         $   38
                                                             =======           =====         =======         ======

Pension settlement gains before tax of $425 million ($260 million after-tax) and $911 million ($564 million after-tax) were recognized for the three and six month periods ended June 30, 2000, respectively. This compares to pretax pension settlement gains of $165 million ($102 million after-tax) for the comparable three and six month periods of the prior year. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to the settlement of pension obligations for former GTE employees through the purchase of annuities or otherwise. Additionally, in 2000 our lump-sum pension distributions surpassed the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost requiring settlement gain or loss recognition for all cash settlements for the year.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as lease financing, and asset impairments and expenses that are not allocated in assessing segment performance due to their nonrecurring nature.

We generally account for intersegment sales of products and services at current market prices.

14.    COMMITMENTS AND CONTINGENCIES

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

Federal and state regulatory conditions to the Merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact net income by approximately $275-$325 million.

15.    SUBSEQUENT EVENTS

During August 2000, we announced a merger with NorthPoint Communications. Completion of the merger is subject to regulatory approvals and the approval of the NorthPoint shareholders. We expect the merger to close in 2001. We will account for the transaction as a purchase business combination. Upon completion of the merger, we will own 55% of NorthPoint and will consolidate its results. In accordance with the merger agreement, NorthPoint's shareholders will receive $2.50 per share or approximately $350 million in cash. The exact amount will be based on the number of shares outstanding at the time of closing. In addition, we have agreed to make a cash investment in NorthPoint of $450 million. Up to $350 million of this investment will be in the form of financing prior to the closing, subject to certain circumstances.

During August 2000, we announced the purchase of OnePoint Communications. The transaction is subject to certain conditions and regulatory approvals. We expect the transaction to close in 2000.

During July 2000, we completed the sales of the Arkansas and Missouri wireline properties for proceeds of approximately $1.1 billion and the sale of the Richmond wireless market in exchange for two wireless rural service areas in Virginia and cash of approximately $400 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

-------------------------------------------------------------------------------
OVERVIEW
-------------------------------------------------------------------------------

The second quarter of 2000 marked a period of significant change for our company. We completed the merger with GTE Corporation on June 30, 2000, creating one of the world's leading providers of communications services. The merger has been accounted for as a pooling-of-interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, we have restated our financial information for all dates and periods prior to the merger on this basis. The financial statements presented reflect the new presentation used by our company. You should read Note 2 to our condensed consolidated financial statements for additional information on the merger transaction.

-------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

In this section of the Management's Discussion and Analysis (MD&A) we discuss our overall reported results and highlight special and nonrecurring items. In the following section of the MD&A, we review the performance of our segments on what we call an adjusted basis. This means we take our reported results and adjust them for the effects of these items, which management does not consider in assessing segment performance due primarily to their nonrecurring nature. We believe that this presentation will assist readers in better understanding trends from period to period.

Our results for the first half of 2000 reflect solid operating performance marked by strong data, long distance, wireless and DSL growth. Revenues were $16.8 billion and $31.3 billion for the three and six months ended June 30, 2000, respectively. This represented increases of 15.7% and 10.8% over the comparable periods of the prior year. These increases were driven by the formation of Verizon Wireless during the second quarter of 2000, including the addition of Vodafone AirTouch properties and the consolidation of PrimeCo properties that were previously accounted for as equity investments. The revenue growth was also attributable to strong growth in data-related and international revenues.

Operating income was $4.6 billion and $8.4 billion during the three months and six months ended June 30, 2000. These amounts include $2.5 billion and $2.6 billion, respectively, of net gains on sales of assets as described later in the MD&A. They also include merger-related and other charges of $1.6 billion for the three and six month periods ended June 30, 2000 as compared to $35 million and $52 million, respectively, during the comparable periods of the prior year. Pension settlement gains of $425 million and $911 million were recognized for the three and six months ended June 30, 2000, respectively. This compares to pension settlement gains of $165 million during the comparable three and six month periods of the prior year. Substantially all of the settlement gains recorded during the second quarter of 2000 relate to Domestic Telecom employees. For the six months ended June 30, 2000, approximately $689 million of the pension settlement gains relates to Domestic Telecom employees. The remainder relates primarily to employees of corporate units or employees of discontinued businesses whose pensions were settled during the period through annuities or otherwise.

Net income was $4,907 million, or $1.79 diluted earnings per share, for the three month period ended June 30, 2000, compared to $1,942 million, or $.70 diluted earnings per share, for the three month period ended June 30, 1999. Net income for the first six months of 2000 was $6,464 million, or $2.35 diluted earnings per share, compared to $3,984 million, or $1.44 diluted earnings per share, for the same period in 1999. In addition to the after-tax effect of the items impacting operating income, net income during the three month and six month periods ended June 30, 2000 also benefited from a $3,088 million pretax gain related to the restructuring of Cable and Wireless Communications, in which we held an investment, and pretax mark-to-market adjustments related to our exchangeable notes payable of $1,112 million and $287 million for the three month and six month periods ended June 30, 2000, respectively.

The special and nonrecurring items impacting our reported results for the three and six month periods are discussed in detail below.

--------------------------------------------------------------------------------
MERGER-RELATED AND OTHER COSTS
--------------------------------------------------------------------------------

During the second quarter of 2000, in connection with the Bell Atlantic-GTE merger, we recorded a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share) for direct, incremental merger-related costs as follows:

 (Dollars in Millions)
=================================================================================================================
Compensation                                                                                                $ 210
Professional services                                                                                         161
Other                                                                                                         101
                                                                                                            -----
                                                                                                            $ 472
                                                                                                            =====

Compensation includes retention payments to employees that were contingent on the merger close and payments to employees to satisfy contractual obligations triggered by the change in control. Professional services includes investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Since these costs were directly related to closing the merger, we have not identified them with any specific segment.

Charges associated with employee severance of $584 million ($371 million after-tax, or $.14 per diluted share) were also recorded during the second quarter of 2000. Since these are merger-related costs, they are not included in the segment results discussed below. Had these costs been included, they would have been allocated as follows: Domestic Telecom $438 million, Domestic Wireless $38 million, International $8 million, Information Services $57 million. The balance would have been allocated to corporate. Employee severance costs, as recorded under Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 are located in the United States and approximately 300 are located at various international locations. The separations are expected to occur as a result of consolidations and process enhancements within our operating segments. Accrued postemployment benefit liabilities for those employees are included in our condensed consolidated balance sheets as a component of Other current liabilities or Employee Benefit Obligations.

In addition to the costs discussed above, during the quarter, we incurred $172 million ($47 million after taxes and minority interests, or $.02 per diluted share) of transition costs. Approximately $25 million of these charges ($15 million after-tax) relate to transition activities at Domestic Telecom and $147 million ($32 million after taxes and minority interests) relate to transition activities at Domestic Wireless. These costs, which are not included in the segment results, were incurred for the integration of systems, real estate consolidation and employee relocation. Based on preliminary estimates, we expect to incur approximately $2.0 billion of transition costs, including approximately $500 million for advertising and other costs to establish the Verizon brand over the next several years.

During the second quarter, we also recorded charges of $385 million ($236 million after-tax, or $.09 per diluted share) for other actions in relation to the merger or other strategic decisions. These actions included the following:

 (Dollars in Millions)
=================================================================================================================
Write-off of duplicate assets                                                                               $ 167
Regulatory settlements                                                                                         69
Contract termination fees                                                                                      86
Other                                                                                                          63
                                                                                                            -----
                                                                                                            $ 385
                                                                                                            =====

These other merger-related costs were also excluded from the segment results primarily due to their nonrecurring nature. Had these costs been included, they would have been allocated as follows: Domestic Telecom $170 million, Domestic Wireless $75 million, International $19 million, Information Services $111 million. The balance would have been allocated to corporate.

In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pretax transition and integration costs of $35 million in the second quarter of 1999 and $52 million in the first six months of 1999. These costs are not included in the segment results discussed below.

-------------------------------------------------------------------------------
MARK-TO-MARKET ADJUSTMENT FOR EXCHANGEABLE NOTES
-------------------------------------------------------------------------------

In the three and six months ended June 30, 2000, we recorded a gain on a mark-to-market adjustment of $1,112 million ($722 million after-tax, or $.26 per diluted share) and $287 million ($186 million after-tax, or $.07 per diluted share) related to our $3.2 billion of notes which are now exchangeable into shares of Cable & Wireless plc (C&W) and NTL Incorporated (NTL). Prior to the reorganization of Cable & Wireless Communications plc (CWC) in May 2000, these notes were exchangeable into shares of CWC.

The mark-to-market adjustments are non-cash, nonoperational transactions that result in either an increase or decrease in the carrying value of the debt obligation and a charge or credit to income. The mark-to-market adjustments are required because the carrying value of the notes is indexed to the fair market value of C&W's and NTL's common stock. If the combined fair value of the C&W and NTL common stocks declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. For additional information about these exchangeable notes, see Note 9 to the condensed consolidated financial statements.

-------------------------------------------------------------------------------
GAINS ON SALES OF ASSETS, NET
-------------------------------------------------------------------------------

Wireline Property Sales

During 1998, GTE committed to sell approximately 1.6 million non-strategic domestic access lines located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. During 1999, definitive sales agreements were reached for the sale of all 1.6 million lines. During June 2000, we sold the approximately 471,000 access lines located in Iowa, Nebraska and Oklahoma for combined cash proceeds of $1.4 billion and $125 million in convertible preferred stock. The pretax gain on sale was $1,078 million ($655 million after-tax gain, or $.24 per diluted share).

As of June 30, 2000, the remaining 1.1 million access lines continue to be reported in our condensed consolidated balance sheets as Net assets held for sale. Although all of the remaining access lines are subject to definitive sales agreements, their sale is contingent upon final agreements and regulatory approvals. We expect these sales to close in 2000 and will continue to operate all of the properties until sold. The 1.1 million access lines held for sale at June 30, 2000 represented approximately 1.7% of the domestic access lines that our Domestic Telecom business had in service at the time. Given the decision to sell, no depreciation was recorded for these properties during 1999 or 2000.

Wireless Overlap

A U.S. Department of Justice consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone AirTouch and PrimeCo to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the merger. As a result, during April 2000 we completed a transaction with ALLTEL that provided for the exchange of several former Bell Atlantic Mobile markets in Texas, New Mexico and Arizona for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share).

In June 2000, we entered into a series of definitive sale agreements to resolve the remaining service area conflicts prohibited by Federal Communications Commission (FCC) regulations. These agreements, which were entered into pursuant to the consent decree, enabled both the formation of Verizon Wireless and the closing of the merger. These definitive sales agreements included:

o An agreement with AT&T Wireless related to the San Diego (former GTE) and Houston (former PrimeCo) markets.

o An agreement with SBC Communications related to the Austin, Seattle and Spokane (former GTE) markets.

o Agreements with BGV PCS Acquisition Co. LLC related to the Chicago (former PrimeCo) and Cincinnati (former GTE) markets.

o An agreement with an affiliate of CFW Communications Company related to the Richmond (former PrimeCo) market.

As of June 30, 2000, the wireless properties discussed above are reported in our condensed consolidated balance sheets as Net assets held for sale. We expect these sales to occur in 2000. Based on the decision to sell, depreciation and amortization has been discontinued for these properties in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Other Transactions

In connection with our decisions to exit the video business and GTE Airfone, a company involved in air-to-ground communications, we have recorded an impairment charge of $566 million ($362 million after-tax, or $.13 per diluted share) to reduce the carrying value of these investments to their estimated net realizable value. In addition, there were other sales resulting in a net pretax gain of approximately $22 million ($6 million after-tax).

-------------------------------------------------------------------------------
SEGMENT RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 13 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes undistributed corporate expenses and other adjustments arising during each period. The other adjustments include transactions that management excludes in assessing business unit performance due primarily to their nonrecurring nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously described the more significant of these transactions in the "Consolidated Results of Operations" section.

DOMESTIC TELECOM

Our Domestic Telecom segment consists primarily of our 16 operating telephone subsidiaries that provide local telephone services in over 30 states. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services. In addition, this segment includes our competitive local exchange carrier, which provides nationwide long distance service and bundled telecommunications services through its national sales and marketing organization. The Domestic Telecom segment is organized into 5 business units (enterprise, retail, wholesale, national operations and advanced services) in order to focus on specific markets and better meet customer requirements.


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
(Dollars in Millions)                            JUNE 30,                        JUNE 30,
                                            ------------------               ----------------
                                              2000      1999    % CHANGE      2000      1999    % CHANGE
RESULTS OF OPERATIONS - ADJUSTED BASIS      --------  --------  --------     ------    ------   ---------

OPERATING REVENUES
Local services                              $ 5,493   $ 5,285      3.9%     $10,981   $10,437      5.2%
Network access services                       3,421     3,380      1.2        6,774     6,645      1.9
Long distance services                          793       781      1.5        1,615     1,614       .1
Other services                                1,514     1,266     19.6        2,763     2,462     12.2
                                            -------   -------               -------   -------
                                             11,221    10,712      4.8       22,133    21,158      4.6
                                            -------   -------               -------   -------
OPERATING EXPENSES
Operations and support                        6,220     6,107      1.9       12,333    11,784      4.7
Depreciation and amortization                 2,153     2,025      6.3        4,250     4,036      5.3
                                            -------   -------               -------   -------
                                              8,373     8,132      3.0       16,583    15,820      4.8
                                            -------   -------               -------   -------
OPERATING INCOME                            $ 2,848   $ 2,580     10.4      $ 5,550   $ 5,338      4.0
                                            =======   =======               =======   =======
ADJUSTED NET INCOME                         $ 1,503   $ 1,339     12.2      $ 2,887   $ 2,785      3.7
                                            =======   =======               =======   =======


As discussed earlier under "Consolidated Results of Operations," we either have sold recently or committed to sell wireline properties representing approximately 1.7% of the total Domestic Telecom access lines. The effect of these dispositions will largely depend on the timing of the sales and the reinvestment of the proceeds.

OPERATING REVENUES

Local Services Revenues

Local services revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element (UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

Growth in local service revenues of $208 million, or 3.9%, and $544 million, or 5.2%, in the second quarter and first six months of 2000, respectively, was spurred by higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 2.6% from June 30, 1999. We had 64,469,000 access lines in service at June 30, 2000, compared to 62,810,000 access lines in service at June 30, 1999.

Strong customer demand and usage of our data transport and digital services and the effect of price increases for certain local services, also contributed to revenue growth in the second quarter and first six months of 2000. Local service revenues were boosted in both periods by higher demand for our value-added, wireless interconnection and national directory assistance services.

In the second quarter and first six months of 2000, local service revenue growth was partially offset by the effect of resold and UNE platform access lines.


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

Our network access services revenues grew $41 million, or 1.2%, and $129 million, or 1.9%, in the second quarter and first six months of 2000, respectively, as compared to the same periods in 1999. This growth was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 2.5% and 4.3%, respectively, from the second quarter and first half of 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. Demand for special access services grew 36.5% in the second quarter of 2000 and 34.4% in the first six months of 2000, reflecting a greater utilization of the network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in both periods.

Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions. For more information on federal access rates, see "Other Factors That May Affect Future Results - Recent Developments - FCC Regulation and Interstate Rates."

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long-distance voice and data services.

Long distance service revenues grew $12 million, or 1.5%, in the second quarter of 2000 and $1 million, or 0.1%, for the six month period ended June 30, 2000, as compared to the corresponding periods in 1999. Revenues in both periods reflect higher demand for interLATA long distance services throughout the region, including the January 2000 introduction of our interLATA long distance service in the State of New York. These revenue increases were offset by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription was partially mitigated by increased network access services revenues for usage of our network by alternative providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers.

Other Services

Our other services include such services as billing and collections for long distance carriers, collocation for competitive local exchange carriers, public
(coin) telephone and customer premises equipment services. Other service revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, Internet access, and data solutions and systems integration businesses.

In the second quarter and the six month period ended June 30, 2000, we recognized higher other service revenues of $248 million, or 19.6%, and $301 million, or 12.2%, as compared to the corresponding periods last year. These revenue increases were largely attributable to new contracts with business customers for inventory management and purchasing services and data solutions and systems integration services. Revenue growth in both periods was partially offset by lower demand for our billing and collection, public telephone and customer premises equipment services.


OPERATING EXPENSES

Operations and Support

Operations and support, which consists of employee costs and other operating expenses, increased by $113 million or 1.9% in the second quarter of 2000 and by $549 million or 4.7% in the first six months of 2000, as compared to the same periods in 1999. These expense increases were principally due to higher costs associated with entering new businesses such as long distance and data services, higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation) and higher costs associated with growth in our non-regulated businesses. Higher costs at our operating telephone subsidiaries, including higher salary and wage increases for management and associate employees, higher overtime pay and the effect of higher work force levels, also contributed to the cost increases.

A decline in pension and benefit costs and lower costs associated with Year 2000 readiness partially offset expense increases in both periods. The decline in pension and benefit costs in 2000 was chiefly due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

Associate employee wages and pension and other benefits are determined under contracts with unions representing associate employees of the network subsidiaries. For more information on recent contract settlements/negotiations, see "Other Factors That May Affect Future Results - Recent Developments - Labor Agreements."

Depreciation and Amortization

Depreciation and amortization expense increased $128 million or 6.3% in the second quarter of 2000 and $214 million or 5.3% in the first six months of 2000 principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These expense increases were partially offset in both periods by the effect of lower rates of depreciation.

DOMESTIC WIRELESS

Domestic Wireless products and services includes cellular, PCS and paging services and equipment sales. This segment primarily represents the operations of Verizon Wireless, a joint venture combining our merged wireless properties with the U.S. properties and paging assets of Vodafone AirTouch, including the consolidation of PrimeCo Communications. The formation of Verizon Wireless occurred in April 2000. Effective with the contribution of the GTE Wireless assets in July 2000, Verizon Communications owns a 55% economic interest in the joint venture and Vodafone AirTouch owns the remaining 45%. The second quarter 2000 information in the table below reflects the combined results of Verizon Wireless. All periods prior to the formation of Verizon Wireless are reported on a historical basis, and therefore do not reflect the contribution of the Vodafone AirTouch properties and the consolidation of PrimeCo.


                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
(Dollars in Millions)                             JUNE 30,                               JUNE 30,
                                            -------------------                    -----------------
                                              2000      1999        % CHANGE       2000         1999      % CHANGE
                                              ----      ----        --------       ----         ----      --------
RESULTS OF OPERATIONS
ADJUSTED BASIS

OPERATING REVENUES
Wireless services                           $ 3,967    $ 1,842        115.4%       $ 6,146     $ 3,514       74.9%
                                            =======    =======                     =======     =======
OPERATING EXPENSES
Operations and support                        2,648      1,204        119.9          4,147       2,299       80.4
Depreciation and amortization                   877        258        239.9          1,199         512      134.2
                                            -------    -------                     -------     -------
                                              3,525      1,462        141.1          5,346       2,811       90.2
                                            -------    -------                     -------     -------
OPERATING INCOME                            $   442    $   380         16.3        $   800     $   703       13.8
                                            =======    =======                     =======     =======
INCOME (LOSS) FROM UNCONSOLIDATED
  BUSINESSES                                $    23    $   (47)          --        $    24     $     2         --
                                            -------    -------                     -------     -------
MINORITY INTEREST                           $  (120)   $   (19)          --        $  (151)    $   (33)        --
                                            -------    -------                     -------     -------
ADJUSTED NET INCOME                         $    91    $   138        (34.1)       $   220     $   341      (35.5)
                                            -------    -------                     -------     -------

As discussed earlier under "Consolidated Results of Operations," we either have disposed of recently or committed to dispose of certain wireless properties in order to resolve overlap situations prohibited by the FCC. The effect of these dispositions will largely depend on the timing of the sales and the reinvestment of the proceeds. In some cases, these dispositions involve the exchanges of wireless properties that will be accounted for as a purchase business combination with a step-up in the carrying value of the assets received in the exchange.

OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew by $2.1 billion or 115.4%, in the second quarter of 2000 and $2.6 billion or 74.9% in the first six months of 2000 as compared to the same periods in 1999. By including the revenues of the properties of the wireless joint venture on a basis comparable with the second quarter and first six months of 2000, revenues were $632 million (or 19%) and $1.1 billion (or 22.7%) higher than the similar periods of 1999. On this comparable basis, revenue growth was largely attributable to customer additions. Our domestic wireless customer base grew to 25.6 million customers in the second quarter of 2000, compared to 22.3 million customers in the second quarter of 1999, a 14.8% increase. During the quarter, approximately 300,000 customers selected one of Verizon Wireless's new national SingleRate plans since their introduction on April 4. Approximately 70 percent of national SingleRate subscribers are taking plans at $50 a month or higher.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $1.4 billion or 119.9% in the second quarter of 2000 and $1.8 billion or 80.4% in the first six months of 2000 principally as a result of the formation of the wireless joint venture in the second quarter of 2000. By including the expenses of the properties of the wireless joint venture on a basis comparable with the second quarter and first six months of 2000, operations and support expenses were $503 million (or 23.4%) and $907 million (or 28.0%) higher than the similar periods of 1999. Higher costs were attributable to the significant growth in the subscriber base described above.

Depreciation and Amortization

Depreciation and amortization expense increased by $619 million or 239.9% in the second quarter of 2000 and $687 million or 134.2% in the first six months of 2000. This increase was mainly attributable to the formation of the wireless joint venture in the second quarter of 2000. Adjusting for the joint venture in a manner similar to operations and support expenses above, depreciation and amortization was $50 million (or 6.0%) and $118 million (or 10.9%) higher than the comparable periods of 1999. Capital expenditures for our cellular network have increased in 2000 to support increased demand in all markets.

INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES

The variances in the second quarter and year-to-date results from unconsolidated operations were principally due to the consolidation of PrimeCo in connection with the formation of the wireless joint venture. On a comparable basis, income from unconsolidated businesses in the second quarter 2000 was $4 million higher than the prior year.

MINORITY INTEREST

The significant increases in minority interest in the second quarter of 2000 and the first half of 2000 were principally due to the formation of the wireless joint venture and the significant minority interest attributable to Vodafone AirTouch.

INTERNATIONAL

Our International segment includes international wireline and wireless telecommunication operations, investments and management contracts in the Americas, Europe, Asia and Africa.

                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
(Dollars in Millions)                          JUNE 30,                                  JUNE 30,
                                         -------------------                        -----------------
                                         2000           1999        % CHANGE        2000          1999       % CHANGE
                                         ----           ----        --------        ----          ----       --------
RESULTS OF OPERATIONS -
ADJUSTED BASIS

OPERATING REVENUES
Wireline services                        $ 218          $ 228          (4.4)%     $  458         $ 437           4.8%
Wireless services                          300            242          24.0          582           484          20.2
                                         -----          -----                     ------         -----
                                           518            470          10.2        1,040           921          12.9
                                         -----          -----                     ------         -----
OPERATING EXPENSES
Operations and support                     318            320           (.6)         688           633           8.7
Depreciation and amortization               91             74          23.0          183           150          22.0
                                         -----          -----                     ------         -----
                                           409            394           3.8          871           783          11.2
                                         -----          -----                     ------         -----
OPERATING INCOME                         $ 109          $  76          43.4       $  169         $ 138          22.5
                                         =====          =====                     ======         =====
INCOME FROM UNCONSOLIDATED
  BUSINESSES                             $ 127          $ 125           1.6       $  296         $ 265          11.7
ADJUSTED NET INCOME                      $ 175          $ 147          19.0       $  348         $ 317           9.8


OPERATING REVENUES

Revenues earned from our international businesses grew by $48 million or 10.2%, in the second quarter of 2000 and $119 million or 12.9% in the first six months of 2000 as compared to the same periods in 1999. The increase in revenues is primarily due to an increase in cellular subscribers at the consolidated subsidiaries partially offset by lower revenue per subscriber. The second quarter drop in wireline revenues is attributable to the deconsolidation of QuebecTel in June 2000, as the result of the change in our ownership percentage to meet regulatory requirements. June year to date wireline revenues reflect increased local service revenues driven by an increase in access lines.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, decreased by $2 million, or .6%, in the second quarter of 2000 and increased by $55 million, or 8.7%, in the first six months of 2000. The changes were impacted by increased service costs in Iusacell and Codetel, partially offset by the reduction in reported expenses resulting from the deconsolidation of QuebecTel.

Depreciation and Amortization

Depreciation and amortization expense increased by $17 million, or 23%, for the second quarter of 2000 and $33 million, or 22%, for the first six months of 2000. This increase reflects the continuing build-out of the Mexican and Argentine wireless networks necessary to meet customer demand.

INCOME FROM UNCONSOLIDATED BUSINESSES

Income from unconsolidated businesses increased by $2 million in the second quarter of 2000 and $31 million in the first six months of 2000 over the same periods in 1999 due to strong subscriber growth at Taiwan Cellular Corporation, a full six months of operations at the Puerto Rico Telephone Company and from our investment in BayanTel, a Philippines-based telecommunications company. These increases were partially offset by lower results at CANTV driven by the weakened Venezuelan economy and delayed tariff increases as well as equity losses from our investment in Cable & Wireless Communications plc(CWC), an international cable television and telecommunications operation in the United Kingdom. Due to the restructuring that occurred during May 2000, we no longer record equity losses for CWC.

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.


                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
 (Dollars in Millions)                             JUNE 30,                            JUNE 30,
                                            -------------------                  ------------------
                                              2000        1999        % CHANGE     2000        1999     % CHANGE
                                            ------        -----       --------   ------        ----     --------
RESULTS OF OPERATIONS - ADJUSTED  BASIS

OPERATING REVENUES
Information services                        $ 1,056     $ 1,055          .1%     $ 1,835     $ 1,814         1.2%
                                            -------     -------                  -------     -------
OPERATING EXPENSES
Operations and support                          475         506        (6.1)         909         928        (2.0)
Depreciation and amortization                    20          20          --           39          38         2.6
                                            -------     -------                  -------     -------
                                                495         526        (5.9)         948         966        (1.9)
                                            -------     -------                  -------     -------
OPERATING INCOME                            $   561     $   529         6.0      $   887     $   848         4.6
                                            =======     =======                  =======     =======
ADJUSTED NET INCOME                         $   329     $   311         5.8      $   527     $   503         4.8


OPERATING REVENUES

Operating revenues from our Information Services segment improved by $1 million or .1% in the second quarter of 2000 and $21 million or 1.2% in the first six months of 2000 as compared to the same periods in 1999. These revenue increases were generated by growth in domestic and international directory advertising revenue and SuperPages.com(R), the Company's Internet directory service, offset by changes in the timing of revenue recognition due to changes in directory publication dates in various markets.

OPERATING EXPENSES

Second quarter 2000 total operating expenses declined $31 million or 5.9% and $18 million or 1.9% in the first six months of 2000 from the corresponding periods in 1999. These decreases were largely attributable to the in-year shifts of directory publication dates mentioned above, reduced uncollectible expenses and the Company's ongoing effort to reduce directory publishing expenses.

NONOPERATING ITEMS

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
(Dollars in Millions)                                   JUNE 30,                            JUNE 30,
                                                  ------------------                   -----------------
                                                   2000        1999     % CHANGE        2000        1999     % CHANGE
                                                  -----        -----    --------       ------       ----     --------
INTEREST EXPENSE
Interest expense from continuing operations        $916        $637       43.8%        $1,690      $1,276       32.4%
Capitalized interest costs                           53          23      130.4             97          48      102.1
                                                   ----        ----                    ------      ------
Total interest costs on debt balances              $969        $660       46.8         $1,787      $1,324       35.0
                                                   ====        ====                    ======      ======


The increase in interest costs for the three and six months ended June 30, 2000 was principally attributable to higher average short-term debt levels and interest rates. The increase in debt levels was mainly the result of the debt contributed by Vodafone AirTouch as part of the formation of Verizon Wireless.


                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
(Dollars in Millions)                                  JUNE 30,                           JUNE 30,
                                                 -------------------                 -------------------
                                                  2000        1999     % CHANGE       2000         1999     % CHANGE
                                                 -----       -------   --------      ------       ------    --------
OTHER INCOME AND (EXPENSE), NET
Foreign currency gains (losses),  net            $ (32)      $   5         --        $  (21)      $  19          --
Interest income                                     58          24      141.7%          126          50       152.0%
Minority interest                                   (9)        (53)      83.0           (35)       (101)       65.3
Other, net                                         (13)          7         --           (14)         19          --
                                                 -----       -----                   ------       -----
Total                                            $   4       $ (17)        --        $   56       $ (13)         --
                                                 =====       =====                   ======       =====


The changes in other income and expense in the three and six months ended June 30, 2000, as compared to the same periods in 1999, were due to changes in several components as shown in the table above. Foreign exchange gains were affected primarily by our Iusacell subsidiary that uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

We recorded additional interest income in the second quarter and first six months of 2000 in connection with the settlement of a tax-related matter and higher levels of short-term investments.

The change in minority interest was partly due to the redemption in October 1999 and March 2000 of a total of $1.0 billion of preferred securities issued by GTE Delaware, L.P., a subsidiary of GTE, and higher operating losses at Grupo Iusacell, partially offset by the impact of the wireless joint venture with Vodafone AirTouch.


                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
(Dollars in Millions)                                                     JUNE 30,                  JUNE 30,
                                                                     -------------------       --------------------
                                                                     2000          1999        2000           1999
                                                                     ----          ----        ----           ----
EFFECTIVE INCOME TAX RATES                                           39.4%         36.9%       39.0%          36.9%


The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rates for the three and six month periods ended June 30, 2000 were higher than the corresponding periods in 1999 principally as a result of certain merger related costs and special charges for which there were no corresponding tax benefits recorded.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                SIX MONTHS ENDED
(Dollars in Millions)                               JUNE 30,
                                              --------------------
                                               2000         1999        $ CHANGE
                                              -------      -------      --------
CASH FLOWS FROM (USED IN)

Operating activities                          $ 8,329      $ 7,566      $   763
Investing activities                           (7,595)      (6,159)      (1,436)
Financing activities                           (1,421)      (1,430)           9
                                              -------      -------      -------
DECREASE IN CASH AND CASH EQUIVALENTS         $  (687)     $   (23)     $  (664)
                                              =======      =======      =======

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at June 30, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. The increase in cash from operations primarily reflects improved operating income before depreciation and amortization. Favorable changes in working capital also contributed to the increase in cash flows from operating activities.

--------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
--------------------------------------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. We invested approximately $5.6 billion in our Domestic Telecom business in the first half of 2000, compared to $4.5 billion in the first half of 1999 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network.

Capital spending is expected to total approximately $18 billion in 2000, an increase of approximately $4.5 billion. Approximately $2.0 billion of the increase is due to the inclusion of both Vodafone AirTouch and PrimeCo properties in Verizon Wireless as well as increases in existing Bell Atlantic and GTE wireless properties' capital spending in 2000. Domestic Telecom network expenditures on data, DSL and strong demand growth account for the remainder of the increase.

We invested $1,132 million in acquisitions and investments in businesses during the first six months of 2000, including approximately $715 million in the equity of Metromedia Fiber Network, Inc. (MFN) and $205 million in wireless properties. In the first six months of 1999, we invested $1,410 million in acquisitions and investments including $635 million in Omnitel to increase our ownership percentage from 19.7% to 23.1%, $177 million in PrimeCo and $366 million for a 40% interest in Telecommunicaciones de Puerto Rico (TELPRI), a full-service telecommunications provider serving the commonwealth of Puerto Rico.

During the first half of 2000, we also invested $975 million in subordinated convertible notes of MFN.

In the first half of 2000, we received cash proceeds of $1,899 million, including $1,433 million from the sale of non-strategic access lines and $144 million from the sale of CyberTrust. In the first half of 1999, we received cash proceeds of $612 million in connection with the disposition of our remaining investment in Viacom.

--------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES
--------------------------------------------------------------------------------

The net cash proceeds from increases in our total debt from December 31, 1999 of $1,689 million was primarily due to the issuance of $893 million of medium term notes, $757 million of financing transactions of cellular assets and $386 million of new wireless long-term bank debt, partially offset by repayments of short term debt. Our debt ratio was 61.0% as of June 30, 2000, compared to 61.8% as of June 30, 1999 and 64.3% as of December 31, 1999. We expect the year-end total debt to be slightly below current levels, subject to any modification of our investment strategy.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first and second quarters of 1999 and in the first quarter of 2000, we announced a quarterly cash dividend of $.385 per share. In the second quarter of 2000 we announced two separate prorata dividends to ensure that the respective shareowners of Bell Atlantic and GTE received dividends at an appropriate rate.

As of June 30, 2000, we had in excess of $10.3 billion of unused bank lines of credit and $4.4 billion in bank borrowings outstanding. As of June 30, 2000, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $3.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the Securities and Exchange Commission. The notes may be issued from time to time by our subsidiary, Verizon Global Funding Corp. and will have the benefit of a support agreement between Verizon Global Funding Corp. and us. There have been no notes issued under this program.

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

It is our policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters, hedging the value of certain international investments, and protecting against earnings and cash flow volatility resulting from changes in foreign exchange rates. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risks associated with the exchangeable notes discussed below.

--------------------------------------------------------------------------------
EXCHANGEABLE NOTES
--------------------------------------------------------------------------------

In 1998, we issued exchangeable notes as described in Note 9 to the condensed consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment for Exchangeable Notes." These financial instruments expose us to market risk, including:

o Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

o    Interest rate risk, because the notes carry fixed interest rates.

o Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

Periodically equity price or foreign exchange rate movements may require us to mark-to-market the exchangeable note liability to reflect the increase in the current share price over the established exchange price, resulting in a charge or credit to income. The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the underlying share prices of the TCNZ, C&W and NTL stock.

o At June 30, 2000, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. In May 2000, the underlying exchange property for the $3.2 billion exchangeable notes we issued in August 1998 changed from shares of CWC stock to shares of C&W and NTL stock. Therefore, the value of the stocks taken together will determine the impact on our earnings in any given period. The notes are exchangeable into
     128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

o For each $1 increase in the value of the TCNZ shares above the exchange price, our earnings would be reduced by approximately $55 million. Assuming the aggregate value of the C&W and NTL stocks exceeds the value of the debt liability, each $1 increase in the value of the C&W shares (expressed as American Depositary Receipts) or NTL shares would reduce our earnings by approximately $43 million or $24 million, respectively. A subsequent decrease in the value of these shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings.

o Our cash flows would not be affected by mark-to-market activity relating to the exchangeable notes.

o If we decide to deliver shares in exchange for the notes, the exchangeable note liability (including any mark-to-market adjustments) will be eliminated and the investment will be reduced by the fair market value of the related number of shares delivered. Upon settlement, the excess of the liability over the book value of the related shares delivered will be recorded as a gain. We also have the option to settle these liabilities with cash upon exchange.

--------------------------------------------------------------------------------
EQUITY RISK
--------------------------------------------------------------------------------

We also have equity price risk associated with our investments, primarily in common stocks and convertible debt securities that are carried at fair value. The value of these investments is subject to changes in the market prices of the securities.

Investments recorded at fair value totaled $8,058 million at June 30, 2000 and $2,665 million at December 31, 1999. The increase from December 31, 1999 was primarily due to our purchase of common stock and subordinated debt securities of MFN and our exchange of CWC shares for shares of C&W and NTL. We accounted for our investment in CWC using the equity method, while we are accounting for our investments in C&W and NTL on the cost method and carrying them at their fair value as required by SFAS No. 115.

A sensitivity analysis of our investments recorded at fair value indicated that a 10% increase or decrease in the fair value of these securities would result in a $806 million increase or decrease in the fair value of the investments. A change in fair value, net of income taxes, would be recognized in Accumulated other comprehensive income in our statement of changes in shareowners' investment.

--------------------------------------------------------------------------------
OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

On August 8, 2000, we filed a Current Report on Form 8-K announcing our revised financial outlook in light of the impact of the Bell Atlantic-GTE merger including the impact of conditions for merger approval imposed by state and FCC regulators, the deconsolidation of Genuity, the formation of Verizon Wireless, including the impact of goodwill resulting from its formation, and the newly announced combinations with NorthPoint Communications Group, Inc and OnePoint Communications.

--------------------------------------------------------------------------------
BELL ATLANTIC - GTE MERGER
--------------------------------------------------------------------------------
On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. GTE shareholders received
1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they owned. This resulted in the issuance of 1,176 million shares of Bell Atlantic common stock.

The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, we have restated our financial information for all dates and periods prior to the merger.

On June 27, 2000, Genuity Inc., formerly GTE Internetworking, sold 90.5% of its equity to the public through an initial public offering (IPO). We retained a 9.5% equity interest in Genuity, as permitted by the Telecommunications Act of 1996. Genuity operates a tier-one interLATA Internet backbone and related data businesses. The transition of Genuity to a public company was part of a comprehensive proposal filed with the FCC on January 27, 2000, to address regulatory restrictions associated with Verizon's ability to provide long-distance and Internet-related data service offerings that GTE had previously provided to consumers and businesses. We have an option to increase our ownership interest to as much as 82 percent of the total equity of Genuity, representing approximately 96% of Genuity's total voting rights (before giving effect to outstanding options granted to Genuity employees and additional shares of common stock that Genuity may issue in the future), if we eliminate the applicable restrictions of Section 271 of the Telecommunications Act of 1996 as to 100% of the total telephone access lines owned by Bell Atlantic in 1999 in its region. This option expires if we do not eliminate these restrictions within five years of the merger, subject to extension under certain circumstances.

The IPO transferred ownership and control of Genuity to the public shareholders and, accordingly, we deconsolidated our investment in Genuity and, effective as of the IPO, we account for our investment in Genuity using the cost method of accounting.

Federal and state regulatory conditions to the merger also included certain commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact net income by approximately $275-$325 million.

--------------------------------------------------------------------------------
RECENT DEVELOPMENTS
--------------------------------------------------------------------------------

NorthPoint Communications Group

On August 8, 2000, we and NorthPoint Communications Group, Inc. (NorthPoint) announced that we will merge our digital subscriber line (DSL) businesses to form a premier broadband communications company dedicated to accelerating the delivery of high-speed data services nationwide. The merger will combine the companies' DSL networks, products, technology, strategic partnerships and management. The merger agreement has been approved by the boards of directors of both companies and is subject to regulatory approvals and the approval of NorthPoint shareholders. Shareholders representing approximately 48 percent of the currently outstanding shares of NorthPoint have agreed to vote their shares in support of the merger. The companies anticipate completing the transaction by mid-2001.

Upon completion of the transaction, we will own 55% of NorthPoint and NorthPoint's existing shareholders will own 45%. As a result, we will account for the transaction as a purchase business combination and consolidate NorthPoint's financial results from the date of the merger close. Based on preliminary estimates, completion of the NorthPoint transaction during mid-2001 could have the effect of lowering our year-over-year earnings per share growth in 2001 by approximately 4 - 5 %. In accordance with the merger agreement, NorthPoint shareholders will receive $350 million in cash or approximately $2.50 per share. The actual per share amount will be based on the number of outstanding NorthPoint shares and warrants as of the closing date of the transaction. NorthPoint shareholders also will receive one share in the new NorthPoint for each share held as of the closing date. In addition, we have agreed to make a cash investment in NorthPoint of $450 million. Up to $350 million will be provided in the form of financing prior to closing, subject to certain conditions. Upon completion of the merger, such financing would be converted into common stock in NorthPoint.

OnePoint Communications Corp.

On August 7, 2000, we announced that we will purchase OnePoint Communications Corp., an acquisition that will accelerate delivery of voice, video and high-speed Internet services to apartment buildings, condominiums, business offices and other multi-unit structures. The transaction, which we plan to complete by year-end 2000, is subject to certain conditions and regulatory approvals. Based on preliminary estimates, completion of the OnePoint transaction by the end of 2000 could have the effect of lowering our earnings per share growth in 2001 by approximately 1%.

Wireline Property Sales

During July 2000, we completed the sales of the Arkansas and Missouri wireline properties for proceeds of approximately $1.1 billion.

Wireless Overlap

During July 2000, we completed the sale of the Richmond (former PrimeCo) wireless market in exchange for two wireless rural service areas in Virginia and approximately $400 million in cash.


LABOR AGREEMENTS

On August 6, 2000, collective bargaining agreements with unions representing approximately 85,000 of our employees in the former Bell Atlantic region expired, and the unions initiated a work stoppage. As of 8:00 a.m. on August 14, 2000 we continued to negotiate new agreements with the unions.

FCC REGULATION AND INTERSTATE RATES

On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Both Bell Atlantic and GTE had been part of the industry group that had originally made the proposal for this five year plan to the FCC. Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, we expect approximately $320 million to be used to support interstate access services in our service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including our telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, we filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should we opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

Universal Service

The Supreme Court has agreed to review one aspect of the FCC's universal service funding plan. The FCC had relied on a theoretical cost model to determine the appropriate size of federal support for a fund for intrastate high cost areas. GTE had challenged use of such a model for such purposes. The Supreme Court will likely decide this issue in the first half of 2001. The Court rejected all other challenges to the U.S. Court of Appeals review of FCC universal service practices, including that of AT&T and MCI WorldCom, Inc., which had sought Supreme Court review of the Court of Appeal's decision that the FCC may not include intrastate revenues as part of the basis for assessing contributions to an FCC administered universal service fund.

Unbundling of Network Elements

On July 18, 2000, the U.S. Court of Appeals invalidated many of the FCC's pricing guidelines for unbundled network elements. In particular, the Court ruled that while the FCC may rely on forward looking costs as a benchmark, the FCC's cost rules were invalid because they were based on a hypothetical efficient carrier's network rather than the actual network of the incumbent local exchange carriers. The Court also reaffirmed that incumbent local exchange carriers are not required to combine unbundled network elements that are not already combined. The FCC has not yet announced whether it will seek Supreme Court review of this order, or whether it will begin a new rulemaking to determine pricing guidelines to replace those rejected by the Court.

On June 2, 2000, the FCC clarified what services are required to be unbundled. In particular, the FCC clarified and extended a temporary constraint on the obligation to provide unbundled network elements for existing loop-transport combinations. The FCC order requires unbundled network elements for such combinations only where the requesting carrier has "a significant amount of local exchange service" as specifically defined by the FCC. The FCC has announced its intention to open a rulemaking in early 2001 to gather evidence to determine whether competitors for special access services (users of these loop-transport combinations) are "impaired" in their ability to provide competing services without unbundled network elements. This "impairment" test will provide the factual basis for a decision as to under what circumstances, if any, unbundled elements for loop-transport combinations will be required on a going-forward basis.

Reciprocal Compensation

The FCC has opened a proceeding to determine whether calls to internet service providers are under federal jurisdiction and whether such calls should be subject to intercarrier compensation requirements. A March 24, 2000 U.S. Court of Appeals order had rejected the justification of an earlier FCC decision that had found that these calls are interstate (and therefore subject to federal authority), but that the FCC would continue to defer to the states in determining whether local intercarrier compensation agreements would apply to this traffic. The FCC has indicated that it expects to issue a new order in the second half of 2000 on this issue.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

On August 1, 2000, the U.S. Court of Appeals rejected an appeal of AT&T and Covad seeking a reversal of the FCC's order that gave Verizon permission to enter the in-region long distance market in New York. The FCC approval order was upheld by the Court with respect to every challenge raised.

STATE REGULATION

Pennsylvania

On September 30, 1999, the Pennsylvania Public Utility Commission (PUC) issued a final decision in its "Global" proceeding on telecommunications competition matters. The decision proposes to require our operating telephone subsidiary in Pennsylvania, Verizon Pennsylvania, to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires Verizon Pennsylvania to provide combinations of unbundled network elements beyond those required by the FCC. It reclassifies certain business services as "competitive," but restricts the pricing freedom that that classification is supposed to give Verizon Pennsylvania. It sets a schedule of prerequisites for state endorsement of a Verizon Pennsylvania application to the FCC for permission to offer in-region long distance service under Section 271 of the 1996 Act that are likely to delay that endorsement. Verizon Pennsylvania has challenged the lawfulness of this order in the Commonwealth Court of Pennsylvania and the Federal District Court.

On January 18, 2000, Verizon Pennsylvania and fourteen other parties submitted to the PUC a Joint Petition for Settlement to resolve the appeals from the "Global" Order. If approved by the PUC, the settlement will eliminate the wholesale/retail separate subsidiary requirement and replace it with a requirement to establish an advanced services affiliate. The settlement would also expedite the process to obtain state endorsement of any Verizon Pennsylvania application to the FCC for permission to offer long distance service. On February 2, 2000, the Commonwealth Court denied the PUC's request to consider the settlement and set an expedited briefing schedule for the appeals. On February 22, 2000, Verizon Pennsylvania appealed this determination, along with the PUC, to the Pennsylvania Supreme Court, and on April 27, 2000, the Pennsylvania Supreme Court denied this appeal. On May 16, 2000, the Commonwealth Court heard oral argument on the Global Order appeal. The Commonwealth Court's decision is pending.

On April 26, 2000, the Commission reinitiated its proceeding to determine the nature and form of the separate subsidiary ordered in its "Global" proceeding. The Commission ordered Verizon Pennsylvania to file an updated structural separation plan and mitigation plan. In addition, in recognition of the passage of time and the potential for changed circumstances, the Commission invited Verizon Pennsylvania to submit alternative proposals to structurally separate its retail and wholesale operations. On June 26, 2000, Verizon Pennsylvania submitted a structural separation plan, estimating that the implementation costs for full structural separation would be over $800 million and that the ongoing annual costs of operation would be over $300 million. Verizon Pennsylvania also submitted an alternative proposal for structural separation that involved the establishment of a separate data affiliate. A final ruling in this docket is not expected until early next year.

OTHER MATTERS

RECENT ACCOUNTING PRONOUNCEMENTS

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives.

We are currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

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

Interpretation No. 44 will not have a material impact on our results of operations or financial position.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We must adopt SAB No. 101 no later than the fourth quarter of 2000. The Company is currently assessing the impact of SAB No. 101.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

o materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

o    material changes in available technology;

o the final outcome of federal, state, and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network element and resale rates;

o the extent, timing, success, and overall effects of competition from others in the local telephone and toll service markets;

o    the outcome of collective bargaining with the unions;

o the timing and profitability of our entry into the in-region long distance market;

o our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings following the merger;

o the profitability of our entry into the nationwide broadband access market, including the impact of our transaction with NorthPoint Communications;

o the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings; and

o our ability to convert our ownership interest in Genuity Inc. into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Financial Condition section under the caption "Market Risk."

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2000 Annual Meeting of Shareholders was held on May 24, 2000. At the meeting, the following items were submitted to a vote of shareholders.

(a)  The following nominees were elected to serve on the Board of Directors:

     Name of Nominee                       Votes Cast For                      Votes Withheld
     ------------------                    --------------                      --------------
     Richard L. Carrion                    1,216,089,162                       35,379,920
     Helene L. Kaplan                      1,214,370,456                       37,098,626
     Joseph Neubauer                       1,213,155,963                       38,313,119
     Thomas H. O'Brien                     1,216,075,704                       35,393,378
     Hugh B. Price                         1,215,379,979                       36,089,103
     Ivan G. Seidenberg                    1,214,616,346                       36,852,736
     Walter V. Shipley                     1,215,480,182                       35,988,900
     John R. Stafford                      1,215,999,298                       35,469,784

(b) The appointment of PricewaterhouseCoopers LLP as independent accountants for 2000 was ratified with 1,230,666,277 votes for, 12,298,720 votes against, and 8,504,085 abstentions.
(c) A shareholder proposal regarding additional disclosure of executive compensation was defeated with 142,243,426 votes for, 916,548,725 votes against, 26,087,290 abstentions, and 166,589,641 broker non-votes.
(d) A shareholder proposal regarding executive severance agreements was defeated with 320,200,312 votes for, 726,571,938 votes against, 38,107,190 abstentions, and 166,589,642 broker non-votes.
(e) A shareholder proposal regarding composition of the Board of Directors was defeated with 288,249,897 votes for, 754,378,251 votes against, 42,251,295 abstentions, and 166,589,639 broker non-votes.
(f) A shareholder proposal regarding a stockholder matching gift program was defeated with 63,808,302 votes for, 967,865,618 votes against, 53,205,525 abstentions, and 166,589,637 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

       10         Amended and Restated Employment Agreement of Ivan G.
                  Seidenberg, dated as of June 30, 2000.

       27         Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2000:

     A Current Report on Form 8-K, dated April 3, 2000, was filed on April 5, 2000, regarding the selection of Verizon as the new name of the combined companies of Bell Atlantic and GTE after their merger, and the launch of Verizon Wireless.

     A Current Report on Form 8-K, dated April 3, 2000, was filed on April 17, 2000, and amended by a Form 8-K/A filed on May 11, 2000, reporting unaudited pro forma financial information relating to the Bell Atlantic and Vodafone AirTouch plc combination of U.S. wireless assets for the period ended December 31, 1999.

     A Current Report on Form 8-K, dated April 25, 2000, was filed on April 26, 2000, regarding Bell Atlantic's first quarter 2000 financial results as a stand-alone company before the Bell Atlantic and GTE merger.

     A Current Report on Form 8-K, dated June 30, 2000, was filed regarding the completion of the Bell Atlantic and GTE merger.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BELL ATLANTIC CORPORATION


Date:  August 14, 2000                   By /s/ Lawrence R. Whitman
                                        ----------------------------
                                            Lawrence R. Whitman
                                            Vice President - Controller
                                            (Principal Accounting Officer)







UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10           Amended and Restated Employment Agreement of Ivan G. Seidenberg,
               dated as of June 30, 2000

  27           Financial Data Schedule