Form 10-Q
period 2000-09-30
VERIZON COMMUNICATIONS INC
filed 2000-11-14
CIK 732712

================================================================================







                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                  (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to
                                                   -------    -------

                          Commission file number 1-8606

                           VERIZON COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                           23-2259884
  (STATE OF INCORPORATION)                                 (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)

     1095 AVENUE OF THE AMERICAS                                  10036
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

At September 30, 2000, 2,699,096,564 shares of the registrant's Common Stock were outstanding, after deducting 52,553,920 shares held in treasury.



================================================================================

TABLE OF CONTENTS


ITEM NO.

PART I. FINANCIAL INFORMATION                                                                               PAGE
-----------------------------                                                                               ----
1.   FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     Three and nine months ended September 30, 2000 and 1999                                                   1

     CONDENSED CONSOLIDATED BALANCE SHEETS
     September 30, 2000 and December 31, 1999                                                                  2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine months ended September 30, 2000 and 1999                                                             3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                      4

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                                                    15

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               34


PART II. OTHER INFORMATION
--------------------------

6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                         35

PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries



(Dollars in Millions, Except Per Share Amounts)            THREE MONTHS ENDED                  NINE MONTHS ENDED
(Unaudited)                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                      ------------------------------      ------------------------------
                                                          2000              1999             2000              1999
                                                      ------------      ------------      ------------      ------------
OPERATING REVENUES                                    $     16,557      $     14,655      $     47,893      $     42,929
OPERATING EXPENSES
     Operations and support                                  9,627             8,406            29,264            24,954
     Depreciation and amortization                           3,211             2,455             9,022             7,283

GAINS ON SALES OF ASSETS, NET                                1,227               754             3,780             1,267
                                                      ------------      ------------      ------------      ------------
OPERATING INCOME                                             4,946             4,548            13,387            11,959
Income from unconsolidated businesses                          271               148             3,785               396
Other income and (expense), net                                (13)              (26)               43               (39)
Interest expense                                               915               636             2,605             1,912
Mark-to-market adjustment for exchangeable notes               377                --               664                --
                                                      ------------      ------------      ------------      ------------
Income before provision for income taxes and
   extraordinary items                                       4,666             4,034            15,274            10,404
Provision for income taxes                                   2,022             1,496             6,157             3,846
                                                      ------------      ------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEMS                            2,644             2,538             9,117             6,558

Extraordinary items, net of tax                                826                --               817               (36)
                                                      ------------      ------------      ------------      ------------
NET INCOME                                                   3,470             2,538             9,934             6,522
Redemption of subsidiary preferred stock                        --                --                (8)               --
                                                      ------------      ------------      ------------      ------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS            $      3,470      $      2,538      $      9,926      $      6,522
                                                      ============      ============      ============      ============
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary items                     $        .98      $        .92      $       3.35      $       2.39
Extraordinary items, net of tax                                .30                --               .30              (.01)
                                                      ------------      ------------      ------------      ------------
NET INCOME                                            $       1.28      $        .92      $       3.65      $       2.38
                                                      ============      ============      ============      ============
Weighted-average shares outstanding (in millions)            2,708             2,746             2,717             2,740
                                                      ============      ============      ============      ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary items                     $        .97      $        .91      $       3.32      $       2.36
Extraordinary items, net of tax                                .30                --               .30              (.01)
                                                      ------------      ------------      ------------      ------------
NET INCOME                                            $       1.27      $        .91      $       3.62      $       2.35
                                                      ============      ============      ============      ============
Weighted-average shares outstanding - diluted
  (in millions)                                              2,722             2,786             2,742             2,778
                                                      ============      ============      ============      ============
Dividends declared per common share                   $       .385      $       .385      $      1.155      $      1.155
                                                      ============      ============      ============      ============




See Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries


 (Dollars in Millions, Except Per Share Amounts) (Unaudited)       SEPTEMBER 30,     DECEMBER 31,
                                                                      2000              1999
                                                                   ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents                                        $        828      $      2,033
  Short-term investments                                                    114             1,035
  Accounts receivable, net of allowances of $1,412 and $1,170            14,180            11,998
  Inventories                                                             1,487             1,366
  Prepaid expenses and other current assets                               2,770             1,761
  Net assets held for sale                                                  715             1,802
                                                                   ------------      ------------
                                                                         20,094            19,995
                                                                   ------------      ------------
Plant, Property and Equipment                                           154,496           142,989
  Less accumulated depreciation                                          88,191            80,816
                                                                   ------------      ------------
                                                                         66,305            62,173
                                                                   ------------      ------------
Investments in Unconsolidated Businesses                                 14,353            10,177
Intangible Assets                                                        41,586             8,645
Other Assets                                                             15,190            11,840
                                                                   ------------      ------------
Total Assets                                                       $    157,528      $    112,830
                                                                   ============      ============
LIABILITIES AND SHAREOWNERS' INVESTMENT
Current Liabilities
   Debt maturing within one year                                   $     18,888      $     15,063
   Accounts payable and accrued liabilities                              14,927            10,878
   Other current liabilities                                              5,193             3,809
                                                                   ------------      ------------
                                                                         39,008            29,750
                                                                   ------------      ------------
Long-term Debt                                                           32,825            32,419
Employee Benefit Obligations                                             12,420            13,744
Deferred Income Taxes                                                    15,304             7,288
Other Liabilities                                                         1,519             1,353
Minority Interest                                                        21,970             1,900
Shareowners' Investment
   Series preferred stock ($.10 par value; none issued)                      --                --
   Common stock ($.10 par value; 2,751,650,484 shares and
      2,756,484,606 shares issued)                                          275               276
   Contributed capital                                                   24,323            20,134
   Reinvested earnings                                                   13,891             7,428
   Accumulated other comprehensive income (loss)                         (1,202)               75
                                                                   ------------      ------------
                                                                         37,287            27,913
   Less common stock in treasury, at cost                                 2,021               640
   Less deferred compensation - employee stock ownership plans              784               897
                                                                   ------------      ------------
                                                                         34,482            26,376
                                                                   ------------      ------------
Total Liabilities and Shareowners' Investment                      $    157,528      $    112,830
                                                                   ============      ============




See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries


(Dollars in Millions) (Unaudited)                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2000                1999
                                                                             -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary items                                          $       9,117      $       6,558
Adjustments to reconcile income before extraordinary items to net cash provided by operating activities:
     Depreciation and amortization                                                 9,022              7,283
     Gains on sales of assets, net                                                (3,780)            (1,267)
     Income from unconsolidated businesses                                        (3,785)              (396)
     Mark-to-market adjustment for exchangeable notes                               (664)                --
     Employee retirement benefits                                                 (2,585)            (1,118)
     Deferred income taxes, net                                                    2,878              1,326
     Provision for uncollectible accounts                                            945                782
     Changes in current assets and liabilities, net of effects from
       acquisition/disposition of businesses                                         283             (1,026)

     Other, net                                                                      614               (335)
                                                                           -------------      -------------
Net cash provided by operating activities                                         12,045             11,807
                                                                           -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (11,880)            (9,120)
Acquisitions                                                                      (1,590)            (1,521)
Proceeds from disposition of businesses                                            6,004              1,648
Investments in notes receivable                                                     (989)                --
Net change in short-term investments                                                 922                885
Other, net                                                                          (596)               (68)
                                                                           -------------      -------------
Net cash used in investing activities                                             (8,129)            (8,176)
                                                                           -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                 2,630              3,500
Repayments of long-term borrowings and capital lease obligations                  (4,865)            (1,728)
Increase in short-term obligations, excluding current maturities                   2,450                795
Net dividends paid                                                                (3,389)            (3,168)
Proceeds from sale of common stock                                                   415              1,006
Purchase of common stock for treasury                                             (2,263)            (1,105)

Other, net                                                                           (99)               183
                                                                           -------------      -------------
Net cash used in financing activities                                             (5,121)              (517)
                                                                           -------------      -------------
Increase (decrease) in cash and cash equivalents                                  (1,205)             3,114
Cash and cash equivalents, beginning of period                                     2,033                704
                                                                           -------------      -------------
Cash and cash equivalents, end of period                                   $         828      $       3,818
                                                                           =============      =============


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)

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

These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. To assist you in understanding the historical financial information of the merged entity, now Verizon Communications Inc. (Verizon), you should refer to the financial statements filed with the 1999 SEC Form 10-Ks and the first quarter 2000 SEC Form 10-Qs of both Bell Atlantic and GTE and Note 3 below.

In this report, Verizon is referred to as "we" or "us."


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


(Dollars in Millions)                                                                                     NINE MONTHS ENDED
                                                                    THREE MONTHS ENDED MARCH 31,             SEPTEMBER 30,
                                                                    2000                  1999                  1999
                                                               ----------------      ----------------     -----------------
OPERATING REVENUES
Bell Atlantic                                                  $          8,534      $          7,967      $         24,566
GTE                                                                       6,100                 5,879                18,595
Conforming adjustments, reclassifications and eliminations                  (85)                  (85)                 (232)
                                                               ----------------      ----------------      ----------------
Combined                                                       $         14,549      $         13,761      $         42,929
                                                               ================      ================      ================
NET INCOME
Bell Atlantic                                                  $            731      $          1,142      $          3,483
GTE                                                                         807                   882                 3,026
Conforming adjustments, reclassifications and eliminations                   19                    18                    13
                                                               ----------------      ----------------      ----------------
Combined                                                       $          1,557      $          2,042      $          6,522
                                                               ================      ================      ================


Verizon is managed around four operating segments: Domestic Telecom, Domestic Wireless, International and Information Services. For further information concerning these operating segments, see Note 14.

In addition to the Merger, there were a number of transactions during the year that had a significant effect on our company, including the formation of a nationwide wireless venture with Vodafone Group plc (Vodafone) (see Note 7) and the divestiture of a controlling interest in Genuity Inc. (Genuity) through an initial public offering of its stock.

Genuity

In accordance with the provisions of a Federal Communications Commission (FCC) order in June 2000, Genuity, formerly a wholly-owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. The issuance resulted in cash proceeds to Genuity of $1.9 billion. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity and contains a contingent conversion feature.

In accordance with provisions of the FCC order, the sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we have deconsolidated our investment in Genuity and are accounting for it using the cost method.

The Class B common stock's conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996 (Section 271). Under the FCC order, if we eliminate the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region access lines, we can transfer our Class B common stock to a disposition trustee for sale to one or more third parties. If we eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines, we can convert our Class B common stock into 800 million shares of Genuity's Class A common stock or Class C common stock, subject to the terms of the FCC order. This conversion feature expires if we do not eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines by the fifth anniversary of the Merger, subject to extension under certain circumstances. In addition, if we eliminate
Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271 under certain circumstances.

Genuity's revenues for the first six months of 2000 were $529 million and its net loss was $281 million. As previously discussed, beginning in the third quarter of 2000 our investment in Genuity is being accounted for under the cost method of accounting.

Merger-Related and Severance Costs

During the second quarter of 2000, we recorded a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share) for direct, incremental merger-related costs and $584 million ($371 million after-tax, or $.14 per diluted share) for employee severance.

The following table summarizes the direct incremental merger costs, substantially all of which have been paid as of September 30, 2000.


(Dollars in Millions)                                                                          Charged to Expense
                                                                                                    as of 6/30/00
                                                                                               ------------------
Compensation                                                                                                $ 210
Professional services                                                                                         161
Other                                                                                                         101
                                                                                               ------------------
                                                                                                            $ 472
                                                                                               ==================


Compensation includes retention payments to employees that were contingent on the Merger close and payments to employees to satisfy contractual obligations triggered by the change in control. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the Merger. Other includes costs incurred to obtain shareholder approval of the Merger, register securities and communicate with shareholders, employees and regulatory authorities regarding Merger issues.

Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 are located in the United States and approximately 300 are located at various international locations. The separations are expected to occur as a result of consolidations and process enhancements within our operating segments. Accrued postemployment benefit liabilities for those employees are included in our condensed consolidated balance sheets as components of "Other current liabilities" and "Employee Benefit Obligations." The remaining severance liability as of September 30, 2000 is $549 million.

Transition Costs

In addition to the direct merger-related and severance costs discussed above, over the next several years, we expect to incur substantial transition costs related to the Merger and the recently formed wireless joint venture, Verizon Wireless (see Note 7). These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include advertising and other costs to establish the Verizon brand. During the third quarter and first nine months of 2000, we incurred approximately $163 million and $335 million ($65 million and $112 million after taxes and minority interests, or $.02 and $.04 per diluted share), respectively, of such transition costs.

The results for the third quarter and first nine months of 1999 included pretax transition costs of $45 million and $97 million, respectively, related to the Bell Atlantic-NYNEX merger.

Other related actions

During the second quarter of 2000, we also recorded $385 million ($236 million after-tax, or $.09 per diluted share) for other actions in relation to the Merger or other strategic decisions. The following table summarizes these actions.


 (Dollars in Millions)                                                                         Charged to Expense
                                                                                                    as of 6/30/00
                                                                                               ------------------
Write-off of duplicate assets                                                                               $ 167
Regulatory settlements                                                                                         69
Contract termination fees                                                                                      86
Other                                                                                                          63
                                                                                               ------------------
                                                                                                            $ 385
                                                                                               ==================


Approximately $191 million of the pretax charge is non-cash in nature. Of the remaining $194 million, substantially all amounts have been paid with the exception of the regulatory settlements, which we expect will be finalized in early 2001.


The direct merger, severance, transition and other costs discussed above are not included in the operating segment financial results in Note 14 since they are not considered in assessing segment performance due primarily to their nonrecurring nature.


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

We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.


5.   GAINS ON SALES OF ASSETS, NET

During the third quarter and first nine months of 2000, we recognized net gains in operations related to sales of assets and impairments of assets held for sale, as follows:


(Dollars in Millions)          THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                2000                     1999                   2000                      1999
                        ----------------------------------------------    ----------------------------------------------
                         Pretax     After-tax      Pretax    After-tax     Pretax    After-tax       Pretax    After-tax
                        -------     ---------     -------    ---------    -------    ---------      -------    ---------
Wireline properties     $ 1,781      $ 1,085      $    --     $    --     $ 2,859      $ 1,740      $    --     $    --
Wireless properties          --           --           --          --       1,922        1,156           --          --
Other, net                 (554)        (609)         754         445      (1,001)        (910)       1,267         753
                        -------      -------      -------     -------     -------      -------      -------     -------
                        $ 1,227      $   476      $   754     $   445     $ 3,780      $ 1,986      $ 1,267     $   753
                        =======      =======      =======     =======     =======      =======      =======     =======

See Note 6 for gains on sales of wireless overlap properties subsequent to the Merger.

Wireline Property Sales

During 1998, GTE committed to sell approximately 1.6 million non-strategic domestic access lines located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. During 1999, definitive sales agreements were reached for the sale of all 1.6 million lines.

During the third quarter of 2000, we sold approximately 1,049,000 access lines of former GTE properties located in Alaska, Arkansas, Minnesota, Missouri, New Mexico, Texas and Wisconsin for cash proceeds of $3,207 million. The pretax gain on the sales was $1,781 million ($1,085 million after-tax, or $.40 per diluted share).

The year-to-date net gains for asset sales include the sale of approximately 471,000 access lines of former GTE properties during June 2000 located in Iowa, Nebraska and Oklahoma for combined cash proceeds of $1,433 million and $125 million in convertible preferred stock. The pretax gain on the sales was $1,078 million ($655 million after-tax gain, or $.24 per diluted share).

As of September 30, 2000, the remaining access lines to be sold continue to be reported in our condensed consolidated balance sheets as "Net assets held for sale." Although all of the remaining access lines are subject to definitive sales agreements, their sale is contingent upon final agreements and regulatory approvals. We expect these sales to close by the first quarter of 2001 and will continue to operate all of the properties until sold. The remaining access lines held for sale at September 30, 2000 represented less than 1% of the domestic access lines that our Domestic Telecom business had in service at the time. Given the decision to sell, no depreciation was recorded for these properties during 1999 or 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Wireless Overlap

A U.S. Department of Justice consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone and PrimeCo Communications (PrimeCo) to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation (ALLTEL) that provided for the exchange of several former Bell Atlantic Mobile markets in Texas, New Mexico and Arizona for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share). For a description of the resolution of the remaining service area conflicts, see Note 6.

Other Transactions

During the third quarter of 2000, we recorded charges related to the write-down of certain impaired assets and other charges of $554 million pretax ($609 million after-tax, or $.22 per diluted share), as follows:


(Dollars in Millions)                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  PRETAX              AFTER-TAX
                                                                               -------------       --------------
CLEC impairment                                                                        $ 334                $ 218
Real estate consolidation and other merger-related charges                               220                  142
Deferred taxes on contribution to the wireless joint venture                              --                  249
                                                                               -------------       --------------
                                                                                       $ 554                $ 609
                                                                               =============       ==============

The competitive local exchange carrier (CLEC) impairment primarily relates to the revaluation of assets and the accrual of costs pertaining to certain long-term contracts due to strategic changes in Verizon's approach to offering bundled services both in and out of its franchise areas. The revised approach to providing such services resulted, in part, from post-merger integration activities and Verizon's planned acquisitions of NorthPoint Communications Group, Inc. (NorthPoint) and OnePoint Communications Corp. (OnePoint) (see
Note 15).

The real estate consolidation and other merger-related charges relate primarily to the revaluation of assets and the accrual of costs to exit leased facilities that are in excess of Verizon's needs as the result of post-merger integration activities.

The deferred tax charge is non-cash and was recorded as the result of the contribution in July 2000 of the GTE Wireless assets to Verizon Wireless based on the differences between the book and tax bases of assets contributed.

In connection with our decisions to exit the video business and GTE Airfone (a company involved in air-to-ground communications), in the second quarter of 2000 we recorded an impairment charge of $566 million ($362 million after-tax, or $.13 per diluted share) to reduce the carrying value of these investments to their estimated net realizable value. In addition, there were other sales in the first half of 2000 resulting in a net pretax gain of approximately $119 million ($61 million after-tax).

During the third quarter of 1999, we sold substantially all of GTE Government Systems to General Dynamics Corporation for $1.0 billion in cash. The pretax gain on the sale was $754 million ($445 million after-tax, or $.16 per diluted share). The 1999 year-to-date net gains for asset sales also includes a pretax gain of $513 million ($308 million after-tax, or $.11 per diluted share) associated with the merger of BC TELECOM and TELUS during the first quarter of 1999.


6.   EXTRAORDINARY ITEMS

In June 2000, we entered into a series of definitive sale agreements to resolve the remaining service area conflicts prohibited by FCC regulations (see Note 5). These agreements, which were pursuant to the consent decree, enabled both the formation of Verizon Wireless and the closing of the Merger. Since the sales were required pursuant to the consent decree and occurred after the Merger, the gains on sales were recorded net of taxes as "Extraordinary items" in the condensed consolidated statements of income.

During the third quarter of 2000, we completed the sale of the Richmond (former PrimeCo) wireless market to CFW Communications Company in exchange for two wireless rural service areas in Virginia. The sale resulted in a pretax gain of $184 million ($112 million after-tax, or $.04 per diluted share). In addition, we completed the sales of the consolidated markets in Washington and Texas and unconsolidated interests in Texas (former GTE) to SBC Communications. The sales resulted in a pretax gain of $886 million ($532 million after-tax, or $.19 per diluted share). Also, we completed the sale of the San Diego (former GTE) market to AT&T Wireless. The sale resulted in a pretax gain of $304 million ($182 million after-tax, or $.07 per diluted share).

As of September 30, 2000, the remaining wireless properties to be sold pursuant to the consent decree are reported in our condensed consolidated balance sheets as "Net assets held for sale." We expect these remaining sales to occur by the first quarter of 2001. Based on the decision to sell, depreciation and amortization has been discontinued for these properties in accordance with SFAS No. 121.

During the first quarter of 2000, we retired $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

During the first quarter of 1999, we repurchased $338 million of high-coupon debt through a public tender offer prior to stated maturity, resulting in a one-time, pretax extraordinary charge of $46 million ($30 million after-tax, or $.01 per diluted share). During the second quarter of 1999, we recorded a one-time, pretax extraordinary charge of $10 million ($6 million after-tax, or less than $.01 per diluted share) associated with the early extinguishment of debentures of our telephone subsidiaries.

7.   WIRELESS JOINT VENTURE

On April 3, 2000, we and Vodafone consummated the previously announced agreement to combine U.S. wireless assets, including cellular, PCS and paging operations. Vodafone contributed its U.S. wireless operations to an existing Bell Atlantic partnership in exchange for a 65.1% economic interest in the partnership. Bell Atlantic retained a 34.9% economic interest and control pursuant to the terms of the partnership agreement. We accounted for this transaction as a purchase business combination. The total purchase price for the equity of the U.S. operations of Vodafone was approximately $30 billion, resulting in increases in intangible assets of approximately $31 billion, minority interest of approximately $21 billion and debt of approximately $4 billion included in the condensed consolidated balance sheets. Since the acquisition was effected through the issuance of partnership interests, the $4,281 million after-tax gain on the transaction was reported as an adjustment to contributed capital in accordance with our accounting policy for recording gains on the issuance of subsidiary stock. The appraisal and the allocation of the purchase price to the tangible and identifiable intangible assets is in the process of being completed. It is our expectation that a substantial portion of the excess purchase price over the tangible assets acquired will be identified with wireless licenses, which we are amortizing over a period up to 40 years since they are renewable on an indefinite basis. In connection with the recent initial public offering filing by Verizon Wireless, the Division of Corporation Finance of the SEC has requested additional support for our use of a 40-year life for our wireless licenses. This matter will be resolved once the filing by Verizon Wireless is finalized. The SEC has questioned the use of a 40-year amortization period by other communications companies for purchased intangible assets similar to ours. In some cases, companies have shortened their amortization periods in response to these questions. In other cases, companies are continuing to use a 40-year life. We continue to believe that the use of a 40-year life is appropriate.

In July 2000, following the closing of the Merger, interests in GTE's U.S. wireless assets were contributed to Verizon Wireless in exchange for an increase in our economic ownership interest to 55%. This transaction was accounted for as a transfer of assets between entities under common control and, accordingly, was recorded at the net book value of the assets contributed.

The following represents Verizon's historical results through September 30, 1999 adjusted to include the wireless joint venture on a pro forma basis, comparable with results through September 30, 2000. No other pro forma adjustments were made to the historical results.


(Dollars in Millions, Except Per Share Amount)
----------------------------------------------

Revenues                                                                                                  $45,918
Net Income                                                                                                  6,407
Diluted earnings per common share                                                                         $  2.31


Under the terms of the venture formation agreement, Vodafone has the right to require us or Verizon Wireless to purchase up to $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value.

8.   MARKETABLE SECURITIES

We have investments in marketable securities, primarily common stocks and convertible debt securities, which are considered "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our condensed consolidated balance sheets in "Investments in Unconsolidated Businesses" and "Other Assets."

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in "Accumulated other comprehensive income." The fair values of our investments in marketable securities are determined based on market quotations.

The table below shows certain summarized information related to our investments in marketable securities.


                                                                    GROSS              GROSS
                                                               UNREALIZED         UNREALIZED
(Dollars in Millions)                           COST                GAINS             LOSSES        FAIR VALUE
--------------------                         ------------     -----------       ------------      ------------
AT SEPTEMBER 30, 2000
Investments in unconsolidated businesses     $      4,538     $      1,043      $       (760)     $      4,821
Other assets                                        1,345               23               (82)            1,286
                                             ------------     ------------      ------------      ------------
                                             $      5,883     $      1,066      $       (842)     $      6,107
                                             ============     ============      ============      ============
AT DECEMBER 31, 1999
Investments in unconsolidated businesses     $        367     $      1,892      $         --      $      2,259
Other assets                                          401                8                (3)              406
                                             ------------     ------------      ------------      ------------
                                             $        768     $      1,900      $         (3)     $      2,665
                                             ============     ============      ============      ============

Our investments in marketable securities increased from December 31, 1999 as a result of our Metromedia Fiber Network, Inc. (MFN) investment and our exchange of Cable & Wireless Communications plc (CWC) shares for Cable & Wireless plc (C&W) and NTL Incorporated (NTL) shares (see Note 9).

One half of our total MFN shares are deemed to be "available for sale" securities. Accordingly, this portion of our investment in MFN shares, which is included in "Investments in Unconsolidated Businesses," has been adjusted from a carrying value of $357 million to its fair value of $621 million at September 30, 2000. The unrealized holding gain of $171 million (net of income taxes of $93 million) has been recognized in "Accumulated other comprehensive income." The remaining half of our investment in MFN shares, which is also included in "Investments in Unconsolidated Businesses," is being carried at cost.

Our investment in MFN's subordinated debt securities, which is included in "Other Assets," also qualifies as "available for sale" securities and, accordingly, this investment has been adjusted from a carrying value of $975 million to its fair value of $895 million at September 30, 2000. The unrealized holding loss of $52 million (net of income tax benefits of $28 million) has also been recognized in "Accumulated other comprehensive income."

9.     CABLE & WIRELESS COMMUNICATIONS PLC (CWC) RESTRUCTURING

In May 2000, C&W, NTL and CWC completed a restructuring of CWC. Under the terms of the restructuring, CWC's consumer cable telephone, television and Internet operations were separated from its corporate, business, Internet protocol and wholesale operations. Once separated, the consumer operations were acquired by NTL and the other operations were acquired by C&W. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time. Based on this level of ownership, our investments in NTL and C&W are accounted for under the cost method. Our previous interest in CWC was accounted for using the equity method.

Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) and a corresponding increase in the cost basis of the shares received. Since the shares, which are reported as "Investments in Unconsolidated Businesses," are being accounted for as cost investments, changes in their value since the date of the exchange have been recognized in "Accumulated other comprehensive income." At September 30, 2000, the cumulative decrease in the value of the shares since the date of the exchange of $460 million (net of income taxes of $283 million) has been recognized in "Accumulated other comprehensive income", of which $397 million (net of income taxes of $244 million) was recognized in the third quarter of 2000.

10.    DEBT

Exchangeable Notes

In February 1998, our wholly-owned subsidiary Verizon Global Funding Corp. (formerly Bell Atlantic Financial Services, Inc.) (Global Funding) issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The Telecom Corporation of New Zealand Limited (TCNZ) exchangeable notes are exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. As of September 30, 2000, no notes have been delivered for exchange.

In August 1998, Global Funding issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). When issued, the CWC exchangeable notes were exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. The CWC exchangeable notes were issued at a discount and at September 30, 2000 the notes had a carrying value of $3,246 million.

In connection with a restructuring of CWC described in Note 9, the CWC exchangeable notes are now exchangeable into 128.4 million shares of C&W and
24.5 million shares of NTL. The CWC exchangeable notes are redeemable at our option, beginning September 15, 2002, at escalating prices from 104.2% to 108.0% of the principal amount. If the CWC exchangeable notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time.

The TCNZ exchangeable notes are indexed to the fair market value of the TCNZ common stock and the CWC exchangeable notes are indexed to the fair market value of the C&W and NTL common stock. If the price of the shares exceeds the exchange price established at the offering date, a mark-to-market adjustment is recorded, recognizing an increase in the carrying value of the debt obligation and a charge to income. If the price of the shares subsequently declines, the debt obligation is reduced (but not to less than the amortized carrying value of the notes).

At September 30, 2000, the exchange price exceeded the combined value of the C&W and NTL share prices, resulting in the notes recorded at their amortized carrying value. The decrease in the debt obligation since December 31, 1999 of $664 million was recorded as an increase to income in the first nine months of 2000 ($431 million after-tax, or $.16 per diluted share) and an increase to income of $377 million ($245 million after-tax, or $.09 per diluted share) in the third quarter of 2000. As of September 30, 2000, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

The TCNZ exchangeable notes have the benefit of a Support Agreement dated February 1, 1998, and the CWC exchangeable notes have the benefit of a Support Agreement dated August 26, 1998, both of which are between us and Global Funding. In each of the Support Agreements, we guarantee the payment of interest, premium (if any), principal and the cash value of exchange property related to the notes should Global Funding fail to pay. Another Support Agreement between us and Global Funding dated October 1, 1992, guarantees payment of interest, premium (if any) and principal on Global Funding's medium term notes (aggregating $1,314 million at September 30, 2000) should Global Funding fail to pay. The holders of Global Funding debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $62 billion at September 30, 2000.


11.    COMMON STOCK BUYBACK PROGRAM

On March 1, 2000, our Board of Directors authorized a new two year share buyback program through which we may repurchase up to 80 million shares of common stock in the open market. As of September 30, 2000, we had repurchased 31,546,200 shares under this program. On March 1, 2000, the Board of Directors rescinded a previous authorization to repurchase up to $1.4 billion in company shares.


12.    COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income. For our company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive income for interim periods are presented in the following table:


 (Dollars in Millions)                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        2000             1999               2000              1999
                                                  -------------      -------------      -------------      -------------
NET INCOME                                        $       3,470      $       2,538      $       9,934      $       6,522
                                                  -------------      -------------      -------------      -------------



OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Foreign currency translation adjustments                    (28)                81               (191)               (33)
Unrealized gains (losses) on securities                  (1,266)               (78)            (1,064)               929
Minimum pension liability adjustment                         --                 --                (22)                --
                                                  -------------      -------------      -------------      -------------
                                                         (1,294)                 3             (1,277)               896
                                                  -------------      -------------      -------------      -------------
TOTAL COMPREHENSIVE INCOME                        $       2,176      $       2,541      $       8,657      $       7,418
                                                  =============      =============      =============      =============

13.    EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators used in computing earnings per share.


(Dollars and Shares in  Millions,
 Except Per Share Amounts)                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                        2000                1999              2000                1999
                                                   --------------     --------------     --------------      --------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary items                  $        2,644     $        2,538     $        9,117      $        6,558
Redemption of subsidiary preferred stock                       --                 --                 (8)                 --
                                                   --------------     --------------     --------------      --------------

Income available to common shareowners before
  extraordinary items*                                      2,644              2,538              9,109               6,558
Extraordinary items, net of tax                               826                 --                817                 (36)
                                                   --------------     --------------     --------------      --------------
Net income available to common shareowners*        $        3,470     $        2,538     $        9,926      $        6,522
                                                   ==============     ==============     ==============      ==============

BASIC EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                         2,708              2,746              2,717               2,740
                                                   --------------     --------------     --------------      --------------
Income available to common shareowners before
  extraordinary items                              $          .98     $          .92     $         3.35      $         2.39
Extraordinary items, net of tax                               .30                 --                .30                (.01)
                                                   --------------     --------------     --------------      --------------
Net income available to common shareowners         $         1.28     $          .92     $         3.65      $         2.38
                                                   ==============     ==============     ==============      ==============
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares outstanding                         2,708              2,746              2,717               2,740
Effect of dilutive securities                                  14                 40                 25                  38
                                                   --------------     --------------     --------------      --------------
Weighted-average shares outstanding  - diluted              2,722              2,786              2,742               2,778
                                                   --------------     --------------     --------------      --------------
Income available to common shareowners before
  extraordinary items                              $          .97     $          .91     $         3.32      $         2.36
Extraordinary items, net of tax                               .30                 --                .30                (.01)
                                                   --------------     --------------     --------------      --------------
Net income available to common shareowners         $         1.27     $          .91     $         3.62      $         2.35
                                                   ==============     ==============     ==============      ==============

*Income and Net income available to common shareowners are the same for purposes of calculating basic and diluted earnings per share.

Stock options for 107 million shares for the three months ended September 30, 2000 and 68 million shares for the nine months ended September 30, 2000 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. For the three and nine month periods ended September 30, 1999, the number of antidilutive shares was not material.

14.    SEGMENT INFORMATION

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


REPORTABLE SEGMENTS
The following table provides adjusted operating financial information for our four reportable segments and a reconciliation of adjusted segment results to consolidated results:


 (Dollars in Millions)                      THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                            2000                      1999                     2000                      1999
                                       ---------------          ---------------          ---------------          ---------------
EXTERNAL OPERATING REVENUES
Domestic Telecom                       $        10,747          $        10,418          $        31,966          $        30,827
Domestic Wireless                                4,047                    1,949                   10,175                    5,454
International                                      512                      454                    1,445                    1,262
Information Services                               943                      883                    2,724                    2,654
                                       ---------------          ---------------          ---------------          ---------------
Total segments - adjusted                       16,249                   13,704                   46,310                   40,197
Reconciling items                                  308                      951                    1,583                    2,732
                                       ---------------          ---------------          ---------------          ---------------
Total consolidated - reported          $        16,557          $        14,655          $        47,893          $        42,929
                                       ===============          ===============          ===============          ===============



 (Dollars in Millions)                   THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------           -----------------------------------
                                             2000                  1999                    2000                1999
                                       ------------           ------------           ------------           ------------
INTERSEGMENT REVENUES
Domestic Telecom                       $        181           $        165           $        591           $        456
Domestic Wireless                                10                      5                     28                     14
International                                    --                     --                     --                     --
Information Services                             27                     30                     81                     73
                                       ------------           ------------           ------------           ------------
Total segments - reported                       218                    200                    700                    543
Reconciling items                              (218)                  (200)                  (700)                  (543)
                                       ------------           ------------           ------------           ------------
Total consolidated - reported          $         --           $         --           $         --           $         --
                                       ============           ============           ============           ============
TOTAL OPERATING REVENUES
Domestic Telecom                       $     10,928           $     10,583           $     32,557           $     31,283
Domestic Wireless                             4,057                  1,954                 10,203                  5,468
International                                   512                    454                  1,445                  1,262
Information Services                            970                    913                  2,805                  2,727
                                       ------------           ------------           ------------           ------------
Total segments - adjusted                    16,467                 13,904                 47,010                 40,740
Reconciling items                                90                    751                    883                  2,189
                                       ------------           ------------           ------------           ------------
Total consolidated - reported          $     16,557           $     14,655           $     47,893           $     42,929
                                       ============           ============           ============           ============
NET INCOME
Domestic Telecom                       $      1,348           $      1,267           $      4,028           $      3,865
Domestic Wireless                               142                    172                    362                    513
International                                   198                    175                    546                    492
Information Services                            292                    256                    819                    759
                                       ------------           ------------           ------------           ------------
Total segments - adjusted                     1,980                  1,870                  5,755                  5,629
Reconciling items                             1,490                    668                  4,179                    893
                                       ------------           ------------           ------------           ------------
Total consolidated - reported          $      3,470           $      2,538           $      9,934           $      6,522
                                       ============           ============           ============           ============




(Dollars in Millions)                                                       SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                                            ------------------      -----------------
ASSETS
Domestic Telecom                                                             $       71,784          $       69,997
Domestic Wireless                                                                    53,982                  16,590
International                                                                        14,807                  12,543
Information Services                                                                  2,932                   2,829
                                                                             --------------          --------------
Total segments                                                                      143,505                 101,959
Reconciling items                                                                    14,023                  10,871
                                                                             --------------          --------------
Total consolidated                                                           $      157,528          $      112,830
                                                                             ==============          ==============

Major reconciling items between the segments and the consolidated results are as follows:


(Dollars in Millions)                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                            2000            1999            2000           1999
                                                         ----------      ----------      ----------      ----------
TOTAL REVENUES

Genuity and Government Systems  (see Notes 2 & 5)        $       --      $      490      $      529      $    1,495
Domestic Telecom operations sold (see Note 5)                    91             236             595             694
QuebecTel deconsolidation                                        --              61             107             174
Regulatory settlements (see Note 2)                              --              --             (69)             --
Corporate, eliminations and other                                (1)            (36)           (279)           (174)
                                                         ----------      ----------      ----------      ----------
                                                         $       90      $      751      $      883      $    2,189
                                                         ==========      ==========      ==========      ==========

NET INCOME
Genuity and Government Systems (see Notes 2 & 5)         $       --      $      (71)     $     (281)     $     (190)
Domestic Telecom operations sold (see Note 5)                    37              97             244             285
Direct merger, severance and other related
   actions (see Note 2)                                          --              --            (985)             --
Transition costs (see Note 2)                                   (65)            (27)           (112)            (59)
Gains on sales of assets, net (see Note 5)                      476             445           1,986             753
CWC restructuring (see Notes 9 & 10)                            245              --           2,373              --
Pension settlements                                              --             172             564             274
Extraordinary items (see Note 6)                                826              --             817             (36)
Corporate, eliminations and other                               (29)             52            (427)           (134)
                                                         ----------      ----------      ----------      ----------
                                                         $    1,490      $      668      $    4,179      $      893
                                                         ==========      ==========      ==========      ==========

Pension settlement gains before tax of $911 million ($564 million after-tax) for the nine months ended September 30, 2000, and $278 million ($172 million after-tax) and $443 million ($274 million after-tax) for the three and nine month periods ended September 30, 1999 were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise.

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

15.    PROPOSED TRANSACTIONS

During August 2000, we announced a merger with NorthPoint. Completion of the merger is subject to regulatory approvals and the approval of the NorthPoint shareholders. We expect the merger to close in 2001. We will account for the transaction as a purchase business combination. Upon completion of the merger, we will own 55% of NorthPoint and will consolidate its results. In accordance with the merger agreement, NorthPoint's shareholders will receive approximately $2.50 per share or $350 million in cash. The exact amount will be based on the number of shares outstanding at the time of closing. In addition, we have agreed to make a cash investment in NorthPoint of $450 million. Up to $350 million of this investment will be in the form of financing prior to the closing, subject to certain circumstances. In September 2000, we invested $150 million in NorthPoint.

During August 2000, we announced the purchase of OnePoint. The transaction is subject to certain conditions and regulatory approvals. We expect the transaction to close in 2000.


16.    COMMITMENTS AND CONTINGENCIES

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

Federal and state regulatory conditions to the Merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact net income in 2000 by approximately $275-$325 million, based on preliminary estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

CONSOLIDATED RESULTS OF OPERATIONS

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

Our reported results for the third quarter of 2000 reflect strong operating performance marked by growth in Digital Subscriber Lines (DSL), long distance, wireless and international services and markets. Revenues were $16,557 million and $47,893 million for the three and nine months ended September 30, 2000, respectively. This represented increases of 13.0% and 11.6% over the comparable periods of the prior year. These increases were driven by the formation of Verizon Wireless during the second quarter of 2000, including the addition of Vodafone properties and the consolidation of PrimeCo properties that were previously accounted for as equity investments and substantial subscriber growth. The revenue growth was also attributable to strong DSL and long-distance subscriber growth.

Operating income was $4,946 million and $13,387 million during the three months and nine months ended September 30, 2000. This represented increases of 8.8% and 11.9% over the comparable periods of the prior year. These amounts include $1,227 million and $3,780 million, respectively, of net gains on sales of assets as described later in the MD&A. They also include merger-related and other charges of $163 million and $1,776 million for the three and nine month periods ended September 30, 2000 as compared to $45 million and $97 million, respectively, during the comparable periods of the prior year. Pension settlement gains of $911 million were also recognized for the nine months ended September 30, 2000. This compares to pension settlement gains of $278 million and $443 million, respectively, during the three and nine month periods ended September 30, 1999. For the nine months ended September 30, 2000, approximately $689 million of the pension settlement gains relate to Domestic Telecom employees. The remainder relates primarily to employees of corporate units or employees of discontinued businesses whose pensions were settled during the period through direct payment, annuities or otherwise.

Net income was $3,470 million, or $1.27 diluted earnings per share, for the three month period ended September 30, 2000, compared to $2,538 million, or $.91 diluted earnings per share, for the three month period ended September 30, 1999. Net income for the first nine months of 2000 was $9,934 million, or $3.62 diluted earnings per share, compared to $6,522 million, or $2.35 diluted earnings per share, for the same period in 1999. In addition to the after-tax effect of the items impacting operating income, net income during the nine month period ended September 30, 2000 also benefited from a $3,088 million pretax gain ($1,941 million after-tax, or $.71 per diluted share) related to the restructuring of Cable and Wireless Communications plc (CWC), in which we held an investment, and pretax mark-to-market adjustments related to our exchangeable notes payable of $377 million ($245 million after-tax, or $.09 per diluted share) and $664 million ($431 million after-tax, or $.16 per diluted share) for the three month and nine month periods ended September 30, 2000, respectively.

During the third quarter of 2000, we also recorded extraordinary items of $1,374 million ($826 million after-tax, or $.30 per diluted share) related to gains on the sale of wireless overlap properties to resolve several service area conflicts prohibited by Federal Communications Commission (FCC) regulations.

The special and nonrecurring items impacting our reported results for the three and nine month periods are discussed in detail below.

MERGER-RELATED AND OTHER COSTS


During the second quarter of 2000, in connection with the Bell Atlantic-GTE merger, we recorded a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share) for direct, incremental merger-related costs that we incurred during the second quarter.

The following table summarizes the direct incremental merger costs, substantially all of which have been paid as of September 30, 2000.

(Dollars in Millions)                                                                       Charged to Expense as
                                                                                                       of 6/30/00
                                                                                            ---------------------
Compensation                                                                                                $ 210
Professional services                                                                                         161
Other                                                                                                         101
                                                                                            ---------------------
                                                                                                            $ 472
                                                                                            =====================


Compensation includes retention payments to employees that were contingent on the merger close and payments to employees to satisfy contractual obligations triggered by the change in control. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Since these costs were directly related to closing the merger, we have not identified them with any specific segment.

Charges associated with employee severance of $584 million ($371 million after-tax, or $.14 per diluted share) were also recorded during the second quarter of 2000. Since these are merger-related costs, they are not included in the segment results discussed below. Had these costs been included, they would have been allocated as follows: Domestic Telecom $438 million, Domestic Wireless $38 million, International $8 million, Information Services $57 million. The balance would have been allocated to corporate. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 are located in the United States and approximately 300 are located at various international locations. The separations are expected to occur as a result of consolidations and process enhancements within our operating segments. Accrued postemployment benefit liabilities for those employees are included in our condensed consolidated balance sheets as components of "Other current liabilities" and "Employee Benefit Obligations." The remaining severance liability as of September 30, 2000 is $549 million.

In addition to the direct merger-related and severance costs discussed above, over the next several years, we expect to incur approximately $2.0 billion of transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. During the third quarter and first nine months of 2000, we incurred approximately $163 million and $335 million ($65 million and $112 million after taxes and minority interests, or $.02 and $.04 per diluted share), respectively, of such transition costs. Approximately $84 million and $110 million, respectively of these charges relate to transition activities at Domestic Telecom and $79 million and $225 million, respectively, relate to transition activities at Domestic Wireless. These costs are not included in the segment results.

During the second quarter of 2000, we also recorded $385 million ($236 million after-tax, or $.09 per diluted share) for other actions in relation to the merger or other strategic decisions. The following table summarizes these actions.


 (Dollars in Millions)                                                                         Charged to Expense
                                                                                                    as of 6/30/00
                                                                                            ---------------------
Write-off of duplicate assets                                                                               $ 167
Regulatory settlements                                                                                         69
Contract termination fees                                                                                      86
Other                                                                                                          63
                                                                                            ---------------------
                                                                                                            $ 385
                                                                                            =====================

Approximately $191 million of the pretax charge is non-cash in nature. Of the remaining $194 million, substantially all amounts have been paid with the exception of the regulatory settlements, which we expect will be finalized in early 2001.

These other merger-related costs were also excluded from the segment results primarily due to their nonrecurring nature. Had these costs been included, they would have been allocated as follows: Domestic Telecom $170 million, Domestic Wireless $75 million, International $19 million, Information Services $111 million. The balance would have been allocated to corporate.

The results for the third quarter and first nine months of 1999 included pretax transition costs of $45 million and $97 million, respectively, related to the Bell Atlantic-NYNEX merger.


MARK-TO-MARKET ADJUSTMENT FOR EXCHANGEABLE NOTES

In the three and nine months ended September 30, 2000, we recorded a gain on a mark-to-market adjustment of $377 million ($245 million after-tax, or $.09 per diluted share) and $664 million ($431 million after-tax, or $.16 per diluted share) related to our $3.2 billion of notes which are now exchangeable into shares of Cable & Wireless plc (C&W) and NTL Incorporated (NTL). Prior to the reorganization of Cable & Wireless Communications plc (CWC) in May 2000, these notes were exchangeable into shares of CWC.

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


GAINS ON SALES OF ASSETS, NET

During the third quarter and first nine months of 2000, we recognized net gains in operations related to sales of assets and impairments of assets held for sale, as follows:


(Dollars in Millions)           THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                      ---------------------------------------------------   ---------------------------------------------------
                                2000                      1999                       2000                      1999
                      ------------------------    -----------------------   ------------------------   ------------------------
                        Pretax      After-tax       Pretax     After-tax      Pretax      After-tax      Pretax      After-tax
                      ----------    ----------    ----------   ----------   ----------    ----------    ----------   ----------
Wireline properties   $    1,781    $    1,085    $       --   $       --   $    2,859    $    1,740    $       --   $       --

Wireless properties           --            --            --           --        1,922         1,156            --           --

Other, net                  (554)         (609)          754          445       (1,001)         (910)        1,267          753

                      ----------    ----------    ----------   ----------   ----------    ----------    ----------   ----------
                      $    1,227    $      476    $      754   $      445   $    3,780    $    1,986    $    1,267   $      753
                      ==========    ==========    ==========   ==========   ==========    ==========    ==========   ==========

See "Extraordinary Items" below for gains on sales of wireless overlap properties subsequent to the merger.

Wireline Property Sales

During 1998, GTE committed to sell approximately 1.6 million non-strategic domestic access lines located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. During 1999, definitive sales agreements were reached for the sale of all 1.6 million lines.

During the third quarter of 2000, we sold approximately 1,049,000 access lines of former GTE properties located in Alaska, Arkansas, Minnesota, Missouri, New Mexico, Texas and Wisconsin for cash proceeds of $3,207 million. The pretax gain on the sales was $1,781 million ($1,085 million after-tax, or $.40 per diluted share).

The year-to-date net gains for asset sales include the sale of approximately 471,000 access lines of former GTE properties during June 2000 located in Iowa, Nebraska and Oklahoma for combined cash proceeds of $1,433 million and $125 million in convertible preferred stock. The pretax gain on the sales was $1,078 million ($655 million after-tax gain, or $.24 per diluted share).

As of September 30, 2000, the remaining access lines to be sold continue to be reported in our condensed consolidated balance sheets as "Net assets held for sale." Although all of the remaining access lines are subject to definitive sales agreements, their sale is contingent upon final agreements and regulatory approvals. We expect these sales to close by the first quarter of 2001 and will continue to operate all of the properties until sold. The remaining access lines held for sale at September 30, 2000 represented less than 1% of the domestic access lines that our Domestic Telecom business had in service at the time. Given the decision to sell, no depreciation was recorded for these properties during 1999 or 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Wireless Overlap

A U.S. Department of Justice consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone and PrimeCo to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation (ALLTEL) that provided for the exchange of several former Bell Atlantic Mobile markets in Texas, New Mexico and Arizona for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share). For a description of the resolution of the remaining service area conflicts, see "Extraordinary Items" below.

Other Transactions

During the third quarter of 2000, we recorded charges related to the write-down of certain impaired assets and other charges of $554 million pretax ($609 million after-tax, or $.22 per diluted share), as follows:


(Dollars in Millions)                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                          PRETAX             AFTER-TAX
                                                                                       ------------          ------------
CLEC impairment                                                                        $        334          $        218
Real estate consolidation and other merger-related charges                                      220                   142
Deferred taxes on contribution to the wireless joint venture                                     --                   249
                                                                                       ------------          ------------
                                                                                       $        554          $        609
                                                                                       ============          ============


The competitive local exchange carrier (CLEC) impairment primarily relates to the revaluation of assets and the accrual of costs pertaining to certain long-term contracts due to strategic changes in Verizon's approach to offering bundled services both in and out of its franchise areas. The revised approach to providing such services resulted, in part, from post-merger integration activities and Verizon's planned acquisitions of NorthPoint Communications Group, Inc. (NorthPoint) and OnePoint Communications Corp. (OnePoint).

The real estate consolidation and other merger-related charges relate primarily to the revaluation of assets and the accrual of costs to exit leased facilities that are in excess of Verizon's needs as the result of post-merger integration activities.

The deferred tax charge is non-cash and was recorded as the result of the contribution in July 2000 of the GTE Wireless assets to Verizon Wireless based on the differences between the book and tax bases of assets contributed.

In connection with our decisions to exit the video business and GTE Airfone (a company involved in air-to-ground communications), in the second quarter of 2000 we recorded an impairment charge of $566 million ($362 million after-tax, or $.13 per diluted share) to reduce the carrying value of these investments to their estimated net realizable value. In addition, there were other sales in the first half of 2000 resulting in a net pretax gain of approximately $119 million ($61 million after-tax).

During the third quarter of 1999, we sold substantially all of GTE Government Systems to General Dynamics Corporation for $1.0 billion in cash. The pretax gain on the sale was $754 million ($445 million after-tax, or $.16 per diluted share). The 1999 year-to-date net gains for asset sales also includes a pretax gain of $513 million ($308 million after-tax, or $.11 per diluted share) associated with the merger of BC TELECOM and TELUS during the first quarter of 1999.


EXTRAORDINARY ITEMS

In June 2000, we entered into a series of definitive sale agreements to resolve the remaining service area conflicts prohibited by FCC regulations (see "Gains on Sales of Assets, Net - Wireless Overlap"). These agreements, which were pursuant to the consent decree, enabled both the formation of Verizon Wireless and the closing of the merger. Since the sales were required pursuant to the consent decree and occurred after the merger, the gains on sales were recorded net of taxes as "Extraordinary items" in the condensed consolidated statements of income.

During the third quarter of 2000, we completed the sale of the Richmond (former PrimeCo) wireless market to CFW Communications Company in exchange for two wireless rural service areas in Virginia. The sale resulted in a pretax gain of $184 million ($112 million after-tax, or $.04 per diluted share). In addition, we completed the sales of the consolidated markets in Washington and Texas and unconsolidated interests in Texas (former GTE) to SBC Communications. The sales resulted in a pretax gain of $886 million ($532 million after-tax, or $.19 per diluted share). Also, we completed the sale of the San Diego (former GTE) market to AT&T Wireless. The sale resulted in a pretax gain of $304 million ($182 million after-tax, or $.07 per diluted share).

As of September 30, 2000, the remaining wireless properties to be sold pursuant to the consent decree are reported in our condensed consolidated balance sheets as "Net assets held for sale." We expect these remaining sales to occur by the first quarter of 2001. Based on the decision to sell, depreciation and amortization has been discontinued for these properties in accordance with SFAS No. 121.

During the first quarter of 2000, we retired $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

During the first quarter of 1999, we repurchased $338 million of high-coupon debt through a public tender offer prior to stated maturity, resulting in a one-time, pretax extraordinary charge of $46 million ($30 million after-tax, or $.01 per diluted share). During the second quarter of 1999, we recorded a one-time, pretax extraordinary charge of $10 million ($6 million after-tax, or less than $.01 per diluted share) associated with the early extinguishment of debentures of our telephone subsidiaries.


SEGMENT RESULTS OF OPERATIONS

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 14 to the condensed consolidated financial statements.

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


DOMESTIC TELECOM

Our Domestic Telecom segment consists primarily of our 16 operating telephone subsidiaries that provide local telephone services in over 30 states. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services. In addition, this segment includes our long distance service. The Domestic Telecom segment is organized into five marketing units (enterprise, retail, wholesale, national operations and advanced services) in order to focus on specific markets and better meet customer requirements.


                                       THREE MONTHS ENDED                               NINE MONTHS ENDED
(Dollars in Millions)                     SEPTEMBER 30,                                    SEPTEMBER 30,
                                   --------------------------                       --------------------------
                                      2000             1999         % CHANGE           2000            1999            % CHANGE
                                   ----------      ----------       ----------      ----------      ----------         ----------
RESULTS OF OPERATIONS - ADJUSTED
BASIS
OPERATING REVENUES
Local services                     $    5,341      $    5,291             0.9%       $   16,086      $   15,554             3.4%
Network access services                 3,320           3,241             2.4             9,883           9,670             2.2
Long distance services                    804             812            (1.0)            2,392           2,396            (0.2)
Other services                          1,463           1,239            18.1             4,196           3,663            14.6
                                   ----------      ----------                        ----------      ----------
                                       10,928          10,583             3.3            32,557          31,283             4.1
                                   ----------      ----------                        ----------      ----------

OPERATING EXPENSES
Operations and support                  6,128           6,032             1.6            18,295          17,665             3.6
Depreciation and amortization           2,215           2,059             7.6             6,465           6,095             6.1
                                   ----------      ----------                        ----------      ----------
                                        8,343           8,091             3.1            24,760          23,760             4.2
                                   ----------      ----------                        ----------      ----------
OPERATING INCOME                   $    2,585      $    2,492             3.7        $    7,797      $    7,523             3.6
                                   ==========      ==========                        ==========      ==========
ADJUSTED NET INCOME                $    1,348      $    1,267             6.4        $    4,028      $    3,865             4.2
                                   ==========      ==========                        ==========      ==========

The results of operations for the Domestic Telecom segment exclude revenues, operating expenses and income taxes of the 1.5 million access lines sold during 2000 (see "Consolidated Results of Operations -- Gains on Sales of Assets, Net").

HIGHLIGHTS

Domestic Telecom's operating revenues grew 3.3% for the third quarter of 2000 and 4.1% for the first nine months of 2000. Much of this growth was generated by increased sales of core and advanced communications services, primarily our data services. These revenues include our high-bandwidth, packet-switched, and special access services, as well as our network integration business. We ended the third quarter of 2000 with 101.2 million access line equivalents in service, an increase of 14.2% from September 30, 1999. These include data circuits equivalent to 38.0 million voice-grade lines, 42.3% more than the third quarter of 1999 as more customers chose high-capacity, high-speed transport services such as DSL, and 63.2 million voice-grade access lines, a 2.0% increase over the prior year. Access minutes of use increased 3.5% in the third quarter of 2000 and 4.9% for the nine-month period ended September 30, 2000. Our interLATA long distance business showed strong growth in the third quarter of 2000, fueled by the introduction of interLATA long distance service in the State of New York at the beginning of 2000. We ended the third quarter of 2000 with almost 1.2 million long distance subscribers in New York, and nearly 4.8 million customers nationwide, an increase of nearly 50% from last year. Operating revenue growth in both periods was negatively affected by federal and state regulatory rate reductions totaling $264 million in the third quarter and $636 million year-to-date. The effect of an 18-day work stoppage, as described below under "Labor Agreements," adversely affected operating revenues by approximately $40 million due to the delay in the installation of new services and as a result of customers not having full access to demand-based services such as directory assistance.

Higher costs associated with entering new businesses such as long distance and data services was the principal driver of increases in operating expenses of 3.1% in the third quarter of 2000 and 4.2% in the first nine months of 2000. These entry costs include customer acquisition expenses associated with the launch of long distance in New York and costs related to marketing, distribution and service installation of our DSL service. The effect of the work stoppage and cost containment measures partially offset expense increases in both periods.

Wireline Property Sales

As discussed earlier under "Consolidated Results of Operations," we have either sold recently or committed to sell wireline properties representing approximately 1.7% of the total Domestic Telecom access lines. The effect of these dispositions will largely depend on the timing of the sales and the reinvestment of the proceeds. As of September 30, 2000, we have sold 1.5 million access lines and the remaining access lines remain under definitive sales agreements. The operating revenues of access lines sold were approximately $91 million and $236 million for the three month periods ended September 30, 2000 and 1999, respectively, and $595 million and $694 million for the nine month periods ended September 30, 2000 and 1999, respectively. Operating expenses of the access lines sold were approximately $30 million and $78 million for the three month periods ended September 30, 2000 and 1999, respectively, and $196 million and $229 million for the nine month periods ended September 30, 2000 and 1999, respectively. Net income contributed by the sold properties was approximately $37 million and $97 million for the three month periods ended September 30, 2000 and 1999, respectively, and $244 million and $285 million for the nine month periods ended September 30, 2000 and 1999, respectively. For additional information on wireline property sales, see Note 5 to the condensed consolidated financial statements.

Labor Agreements

Associate employee wages and pension and other benefits are determined under contracts with unions representing associate employees of the network subsidiaries.

On August 5, 2000, collective bargaining agreements with unions representing approximately 85,000 of our employees in the former Bell Atlantic regions expired, and the unions initiated a work stoppage.

On August 20, 2000, we reached a tentative agreement with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers
(IBEW) on new three-year contracts covering more than 50,000 employees in New York and the New England States. The contracts provide for annual wage increases of 4%, 3% and 5%, beginning in August 2000. Customer service representatives will receive an additional 4% wage increase effective immediately. Pension benefits for active employees will increase by 5% on July 1, 2001, 5% on July 1, 2002 and 4% on July 1, 2003. The contracts also include team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to overtime, access to work and employment security. In addition, prior to year-end all union-represented employees will be granted options to purchase 100 shares of our common stock.

On August 23, 2000, we reached a tentative agreement on a new three-year contract with the CWA, covering more than 35,000 employees in Delaware, Maryland, New Jersey, Pennsylvania, Virginia, Washington, D.C. and West Virginia. The contract is substantially the same as the contracts for New York and the New England States, but also resolves several local issues, including overtime and work rules, which had been raised by the CWA in the Mid-Atlantic region.

The labor agreements with the CWA and IBEW have been ratified by the union membership.

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

Growth in local service revenues of $50 million, or 0.9%, and $532 million, or 3.4%, in the third quarter and first nine months of 2000, respectively, was driven by higher usage of our network facilities, as reflected, in part, by growth in access lines in service. Customer demand and usage of our data transport and digital services generated much of this growth. Both periods also reflect demand for our value-added services as a result of new packaging of services, as well as growth in wireless interconnection and national directory assistance services.

In the third quarter and first nine months of 2000, local service revenue growth was partially offset by the effect of resold and UNE platforms, net regulatory price reductions, and the effects of the work stoppage.

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

Our network access services revenues grew $79 million, or 2.4%, and $213 million, or 2.2%, in the third quarter and first nine months of 2000, respectively, as compared to the same periods in 1999. This growth was mainly attributable to higher customer demand, primarily for special access services that grew more than 35% in both periods of 2000. This volume growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed services such as DSL. Growth in access minutes of use and higher revenues received from customers for the recovery of local number portability also contributed to network access revenue growth in both periods.

Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions, including the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000. For more information on federal access rates, see "Other Factors That May Affect Future Results - Recent Developments - FCC Regulation and Interstate Rates."

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long-distance voice and data services.

Long distance service revenues declined $8 million, or 1.0%, in the third quarter of 2000 and $4 million, or 0.2%, for the nine month period ended September 30, 2000, as compared to the corresponding periods in 1999. Revenues in both periods reflect higher demand for interLATA long distance services throughout the region, including the January 2000 introduction of our interLATA long distance service in the State of New York.

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

Other Services

Our other services include such services as billing and collections for long distance carriers, collocation for competitive local exchange carriers, public
(coin) telephone and customer premises equipment services. Other services revenues also include services provided by many of our non-regulated subsidiaries such as inventory management and purchasing, Internet access, and data solutions and systems integration businesses.

In the third quarter and the nine month period ended September 30, 2000, we recognized higher other service revenues of $224 million, or 18.1%, and $533 million, or 14.6%, as compared to the corresponding periods last year. These revenue increases were largely attributable to new contracts with business customers for systems integration and data solutions and inventory management and purchasing services. Revenue growth in both periods was partially offset by lower demand for our billing and collection, public telephone and customer premises equipment services.


OPERATING EXPENSES

Operations and Support

Operations and support expenses, which consist of employee costs and other operating expenses, increased by $96 million, or 1.6%, in the third quarter of 2000 and by $630 million, or 3.6%, in the first nine months of 2000, as compared to the same periods in 1999. These expense increases were principally due to higher costs associated with entering new businesses such as long distance and data services, higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation) and higher costs associated with growth in our non-regulated businesses. Higher costs at our operating telephone subsidiaries, including salary and wage increases for management and associate employees and the effect of higher work force levels also contributed to the cost increases in both periods.

A decline in pension and benefit costs, the effects of the work stoppage, and lower costs associated with Year 2000 readiness partially offset expense increases in both periods. The decline in pension and benefit costs in 2000 was chiefly due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

Depreciation and Amortization

Depreciation and amortization expense increased $156 million, or 7.6%, in the third quarter of 2000 and $370 million, or 6.1%, in the first nine months of 2000 principally due to growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These expense increases were partially offset in both periods by the effect of lower rates of depreciation.

DOMESTIC WIRELESS

Our Domestic Wireless segment provides cellular, PCS and paging services and equipment sales. This segment primarily represents the operations of Verizon Wireless, a joint venture combining our merged wireless properties with the U.S. properties and paging assets of Vodafone, including the consolidation of PrimeCo. The formation of Verizon Wireless occurred in April 2000. Effective with the contribution of the GTE Wireless assets in July 2000, Verizon owns a 55% interest in the joint venture and Vodafone owns the remaining 45%. The third quarter 2000 information in the table below reflects the combined results of Verizon Wireless. All periods prior to the formation of Verizon Wireless are reported on a historical basis and, therefore, do not reflect the contribution of the Vodafone properties and the consolidation of PrimeCo.


                                             THREE MONTHS ENDED                            NINE MONTHS ENDED
(Dollars in Millions)                           SEPTEMBER 30,                                 SEPTEMBER 30,
                                           -----------------------                       -----------------------
                                             2000          1999         % CHANGE           2000          1999         % CHANGE
                                           --------       --------       --------        --------       --------       --------
RESULTS OF OPERATIONS -
ADJUSTED BASIS

OPERATING REVENUES
Wireless services                          $  4,057       $  1,954          107.6%       $ 10,203       $  5,468           86.6%
                                           --------       --------                       --------       --------
OPERATING EXPENSES
Operations and support                        2,604          1,338           94.6           6,751          3,637           85.6
Depreciation and amortization                   879            261             --           2,078            773          168.8
                                           --------       --------                       --------       --------
                                              3,483          1,599          117.8           8,829          4,410          100.2
                                           --------       --------                       --------       --------
OPERATING INCOME                           $    574       $    355           61.7        $  1,374       $  1,058           29.9
                                           ========       ========                       ========       ========
INCOME FROM UNCONSOLIDATED
BUSINESSES                                 $     25       $      9          177.8        $     49       $     11             --
                                           --------       --------                       --------       --------
MINORITY INTEREST                          $   (229)      $    (17)            --        $   (380)      $    (50)            --
                                           --------       --------                       --------       --------
ADJUSTED NET INCOME                        $    142       $    172          (17.4)       $    362       $    513          (29.4)
                                           ========       ========                       ========       ========


As discussed earlier under "Consolidated Results of Operations," we either have recently disposed of, or committed to dispose of, certain wireless properties in order to resolve overlap situations prohibited by the FCC. The effect of these dispositions will largely depend on the timing of the sales and the reinvestment of the proceeds. In some cases, these dispositions involve the exchanges of wireless properties that will be accounted for as a purchase business combination with a step-up in the carrying value of the assets received in the exchange.

OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew by $2,103 million, or 107.6%, in the third quarter of 2000 and $4,735 million, or 86.6%, in the first nine months of 2000 as compared to the same periods in 1999. By including the revenues of the properties of the wireless joint venture on a basis comparable with the third quarter and first nine months of 2000, revenues were $607 million, or 17.6%, and $1,746 million, or 20.6%, higher than the similar periods of 1999. On this comparable basis, revenue growth was largely attributable to customer additions and stable revenue per customer per month. Our domestic wireless customer base grew to 26.3 million customers in the third quarter of 2000, compared to 22.9 million customers in the third quarter of 1999, an increase of nearly 15%. During the quarter, almost 400,000 customers selected one of Verizon Wireless's new national SingleRate plans. Over 70% of national SingleRate subscribers are taking plans at $55 a month or higher.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $1,266 million, or 94.6%, in the third quarter of 2000 and $3,114 million, or 85.6%, in the first nine months of 2000 principally as a result of the formation of the wireless joint venture in the second quarter of 2000. By including the expenses of the properties of the wireless joint venture on a basis comparable with the third quarter and first nine months of 2000, operations and support expenses were $375 million, or 16.8%, and $1,282 million, or 23.4%, higher than the similar periods of 1999. Higher costs were attributable to the significant growth in the subscriber base described above, as well as the continuing migration of analog customers to digital.

Depreciation and Amortization

Depreciation and amortization expense increased by $618 million, or 236.8%, in the third quarter of 2000 and $1,305 million, or 168.8%, in the first nine months of 2000. This increase was mainly attributable to the formation of the wireless joint venture in the second quarter of 2000. Adjusting for the joint venture in a manner similar to operations and support expenses above, depreciation and amortization was $90 million, or 11.4%, and $208 million, or 11.1%, higher than the comparable periods of 1999. Capital expenditures for our cellular network have increased in 2000 to support increased demand in all markets.

DOMESTIC WIRELESS - CONTINUED


INCOME FROM UNCONSOLIDATED BUSINESSES

The variances in the third quarter and year-to-date results from unconsolidated operations were principally due to the consolidation of PrimeCo in connection with the formation of the wireless joint venture. On a comparable basis, income from unconsolidated businesses in the third quarter 2000 was the same as the prior year.

MINORITY INTEREST

The significant increases in minority interest in the third quarter of 2000 and the first nine months of 2000 were principally due to the formation of the wireless joint venture and the significant minority interest attributable to Vodafone.

INTERNATIONAL


Our International segment includes international wireline and wireless telecommunication operations, investments and management contracts in the Americas, Europe, Asia and Africa. Our consolidated international investments include Grupo Iusacell (Mexico), CODETEL (Dominican Republic) and CTI and CTI PCS S.A. (Argentina). In most of our international investments, we have less than a controlling interest. These investments are accounted for on either the cost or equity method.


                                       THREE MONTHS ENDED                                NINE MONTHS ENDED
(Dollars in Millions)                     SEPTEMBER 30,                                     SEPTEMBER 30,
                                   --------------------------                        --------------------------
                                      2000            1999         % CHANGE            2000             1999         % CHANGE
                                   ----------      ----------      ----------        ----------      ----------      ----------
RESULTS OF OPERATIONS -
ADJUSTED BASIS
OPERATING REVENUES
Wireline services                  $      192      $      207       (7.2)%           $      551      $      539        2.2%
Wireless services                         320             247       29.6                    894             723       23.7
                                   ----------      ----------                        ----------      ----------
                                          512             454       12.8                  1,445           1,262       14.5
                                   ----------      ----------                        ----------      ----------
OPERATING EXPENSES
Operations and support                    391             307       27.4                  1,007             871       15.6
Depreciation and amortization              89              50       78.0                    253             178       42.1
                                   ----------      ----------                        ----------      ----------
                                          480             357       34.5                  1,260           1,049       20.1
                                   ----------      ----------                        ----------      ----------
OPERATING INCOME                   $       32      $       97      (67.0)            $      185      $      213      (13.1)
                                   ==========      ==========                        ==========      ==========
INCOME FROM UNCONSOLIDATED
  BUSINESSES                       $      204      $      143       42.7             $      504      $      415       21.4
                                   ----------      ----------                        ----------      ----------
ADJUSTED NET INCOME                $      198      $      175       13.1             $      546      $      492       11.0
                                   ==========      ==========                        ==========      ==========

The revenues and operating expenses for the International segment exclude QuebecTel, which was deconsolidated in the second quarter of 2000.


OPERATING REVENUES

Revenues earned from our international businesses grew by $58 million, or 12.8%, in the third quarter of 2000 and $183 million, or 14.5%, in the first nine months of 2000 as compared to the same periods in 1999. The increase in revenues is primarily due to an increase in wireless subscribers of the consolidated subsidiaries and the start-up of operations of CTI PCS in the second quarter of 2000, partially offset by lower revenue per customer per month of CTI.


OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $84 million, or 27.4%, in the third quarter of 2000 and increased by $136 million, or 15.6%, in the first nine months of 2000. The higher costs were driven primarily by customer acquisition costs associated with wireless customer growth and the start-up of CTI PCS.

Depreciation and Amortization

Depreciation and amortization expense increased by $39 million, or 78.0%, for the third quarter of 2000 and $75 million, or 42.1%, for the first nine months of 2000. This increase reflects the continuing build-out of the Mexican and Argentine wireless networks necessary to meet customer demand.


INCOME FROM UNCONSOLIDATED BUSINESSES

Income from unconsolidated businesses increased by $61 million, or 42.7%, in the third quarter of 2000 and $89 million, or 21.4%, in the first nine months of 2000 over the same periods in 1999 due to strong subscriber growth at Taiwan Cellular Corporation and Omnitel and a full nine months of operations at Telecomunicaciones de Puerto Rico (TELPRI). In addition, we no longer record equity losses from our investment in BayanTel, a Philippines-based telecommunications company, since our investment in BayanTel has been written-down to zero. These increases were partially offset by lower results at CANTV driven by the weakened Venezuelan economy and delayed tariff increases as well as equity losses from our investment in Cable & Wireless Communications plc
(CWC), an international cable television and telecommunications operation in the United Kingdom. Due to the restructuring that occurred during May 2000, we no longer record equity losses for CWC.

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.


                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
(Dollars in Millions)                               SEPTEMBER 30,                             SEPTEMBER 30,
                                             ----------------------                      ----------------------
                                               2000          1999       % CHANGE           2000          1999         % CHANGE
                                             --------      --------      --------        --------      --------       --------
RESULTS OF OPERATIONS - ADJUSTED  BASIS
OPERATING REVENUES
Information services                         $    970      $    913      6.2%            $  2,805      $  2,727       2.9%
                                             --------      --------                      --------      --------
OPERATING EXPENSES
Operations and support                            473           467      1.3                1,382         1,395       (.9)
Depreciation and amortization                      17            18     (5.6)                  56            56        --
                                             --------      --------                      --------      --------
                                                  490           485      1.0                1,438         1,451       (.9)
                                             --------      --------                      --------      --------
OPERATING INCOME                             $    480      $    428     12.1             $  1,367      $  1,276       7.1
                                             ========      ========                      ========      ========
ADJUSTED NET INCOME                          $    292      $    256     14.1             $    819      $    759       7.9
                                             ========      ========                      ========      ========

OPERATING REVENUES

Operating revenues improved by $57 million, or 6.2%, in the third quarter of 2000 and $78 million, or 2.9%, in the first nine months of 2000 compared to the same periods in 1999. These revenue increases were generated by growth in print directory advertising revenue, expansion in the Company's Internet directory service, SuperPages.com(R), and shifts of directory publication dates in various markets.

OPERATING EXPENSES

Third quarter 2000 total operating expenses increased $5 million, or 1%, from the same quarter last year. In the first nine months of 2000, operating expenses decreased $13 million, or .9%, from the corresponding period in 1999. The increase in operating expense for the third quarter was primarily due to the shifts of directory publication dates mentioned above, offset by productivity improvements. The decrease in operating expense for the first nine months of 2000 was largely attributable to the Company's ongoing effort to reduce directory publishing expenses.

NONOPERATING ITEMS




                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
(Dollars in Millions)                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                                 ----------------------                     ----------------------
                                                   2000           1999      % CHANGE          2000          1999        % CHANGE
                                                 --------      --------      --------       --------      --------      --------
INTEREST EXPENSE
Interest expense from continuing operations      $    915      $    636      43.9%         $  2,605      $  1,912       36.2%
Capitalized interest costs                             60            35      71.4               157            83       89.2
                                                 --------      --------                    --------      --------
Total interest costs on debt balances            $    975      $    671      45.3          $  2,762      $  1,995       38.4
                                                 ========      ========                    ========      ========

The increase in interest costs for the three and nine months ended September 30, 2000 was principally attributable to higher average short-term debt levels and interest rates. The increase in debt levels was mainly the result of the debt associated with the formation of Verizon Wireless.



                                               THREE MONTHS ENDED                           NINE MONTHS ENDED
(Dollars in Millions)                             SEPTEMBER 30,                               SEPTEMBER 30,
                                           -----------------------                       -----------------------
                                              2000         1999         % CHANGE           2000           1999         % CHANGE
                                           --------       --------       --------        --------       --------       --------
OTHER INCOME AND (EXPENSE), NET

Foreign currency gains (losses),  net      $     30       $     (2)         --           $      9       $     17       (47.1)%
Interest income                                  74             23       221.7%               200             73       174.0
Minority interest                              (142)           (50)      184.0               (177)          (151)       17.2
Other, net                                       25              3          --                 11             22       (50.0)
                                           --------       --------                       --------       --------
Total                                      $    (13)      $    (26)      (50.0)          $     43       $    (39)          --
                                           ========       ========                       ========       ========

The changes in other income and expense in the three and nine months ended September 30, 2000, as compared to the same periods in 1999, were due to changes in several components as shown in the table above. Foreign exchange gains were affected primarily by our Iusacell subsidiary that uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

We recorded higher interest income in the third quarter and first nine months of 2000 due to higher levels of short-term investments, income from our investment in Metromedia Fiber Network, Inc.'s (MFN's) subordinated debt securities and in connection with the settlement of a tax-related matter.

The change in minority interest was primarily due to the impact of the wireless joint venture with Vodafone, partially offset by the redemption in October 1999 and March 2000 of preferred securities issued by GTE Delaware, L.P., a subsidiary of GTE, and higher operating losses at Iusacell and our operations in Argentina.



                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                    ------------------         --------------------
                                                                     2000          1999        2000            1999
                                                                    ------       ------       ------          -----
EFFECTIVE INCOME TAX RATES                                           43.3%         37.1%       40.3%          37.0%


The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for the three month period ended September 30, 2000 was higher than the corresponding period in 1999 principally as a result of deferred taxes recorded in connection with the contribution of GTE Wireless assets to Verizon Wireless in July 2000. The increase in the nine month period ended September 30, 2000 was higher than the corresponding period in 1999 due to the above and due to the effect of certain merger-related costs and special charges for which there were no corresponding tax benefits.

CONSOLIDATED FINANCIAL CONDITION




                                                             NINE MONTHS ENDED
(Dollars in Millions)                                          SEPTEMBER 30,
                                                      -------------------------------
                                                           2000               1999           $ CHANGE
                                                      ------------       ------------       ------------
CASH FLOWS FROM (USED IN)
Operating activities                                  $     12,045       $     11,807       $        238
Investing activities                                        (8,129)            (8,176)                47
Financing activities                                        (5,121)              (517)            (4,604)
                                                      ------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $     (1,205)      $      3,114       $     (4,319)
                                                      ============       ============       =============



We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at September 30, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

CASH FLOWS FROM OPERATING ACTIVITIES

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations primarily reflects improved operating income before depreciation and amortization. Favorable changes in working capital also contributed to the increase in cash flows from operating activities.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continue to be our primary use of capital resources. We invested approximately $8,580 million in our Domestic Telecom business in the first nine months of 2000, compared to $7,202 million in the first nine months of 1999 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $2,378 million in our Domestic Wireless business in the first nine months of 2000, compared to $996 million in the same period of 1999 due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless in April 2000 as well as increased capital spending in existing Bell Atlantic and GTE wireless properties.

Capital spending is expected to total approximately $18 billion in 2000, an increase of approximately $4.5 billion compared to 1999. Approximately $2.0 billion of the increase is due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless as well as increases in existing Bell Atlantic and GTE wireless properties' capital spending in 2000. Domestic Telecom network expenditures on data, DSL and strong demand growth account for the remainder of the increase.

We invested $1,590 million in acquisitions and investments in businesses during the first nine months of 2000, including approximately $715 million in the equity of MFN, $389 million in wireless properties and $150 million in NorthPoint. In the first nine months of 1999, we invested $1,521 million in acquisitions and investments including $635 million in Omnitel to increase our ownership percentage from 19.7% to 23.1%, $200 million in PrimeCo, $366 million for a 40% interest in TELPRI, a full-service telecommunications provider serving the commonwealth of Puerto Rico, and $120 million for the purchase of the CTI PCS license.

During the first nine months of 2000, we also invested $975 million in subordinated convertible notes of MFN, in connection with our overall investment in MFN described above.

In the first nine months of 2000, we also received cash proceeds of $6,004 million, including gross cash proceeds of $4,629 million from the sale of non-strategic access lines and $964 million from overlap wireless properties, as well as $144 million from the sale of CyberTrust. In the first nine months of 1999, we received cash proceeds of $1,648 million including $1,031 million from the sale of a substantial portion of GTE Government Systems and $612 million from the disposition of our remaining investment in Viacom.

Other, net investing activities for the first nine months of 2000 reflects capitalized non-network software of $644 million.

CASH FLOWS USED IN FINANCING ACTIVITIES

The net cash proceeds from increases in our total debt from December 31, 1999 of $215 million was primarily due to the issuance of $893 million of medium term notes, $653 million of financing transactions of cellular assets, $386 million of long-term bank debt at Verizon Wireless and an increase in other short-term borrowings, partially offset by repayments of long-term debt. Our debt ratio was 60.0% as of September 30, 2000, compared to 61.8% as of September 30, 1999 and 64.3% as of December 31, 1999. We expect the year-end total debt to be moderately higher than current levels, subject to any modification of our investment strategy.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first, second and third quarters of 1999 and the first and third quarters of 2000, we announced a quarterly cash dividend of $.385 per share. In the second quarter of 2000 we announced two separate pro rata dividends to ensure that the respective shareowners of Bell Atlantic and GTE received dividends at an appropriate rate.

Common stock repurchases were primarily due to the two-year share buyback program approved by the Board of Directors on March 1, 2000.

As of September 30, 2000, we had in excess of $10.3 billion of unused bank lines of credit and $4.7 billion in bank borrowings outstanding. As of September 30, 2000, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $3.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies.

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

EXCHANGEABLE NOTES

In 1998, we issued exchangeable notes as described in Note 10 to the condensed consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment for Exchangeable Notes." These financial instruments expose us to market risk, including:

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

o At September 30, 2000, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. In May 2000, the underlying exchange property for the $3.2 billion exchangeable notes we issued in August 1998 changed from shares of CWC stock to shares of C&W and NTL stock. Therefore, the value of the stocks taken together will determine the impact on our earnings in any given period. The notes are exchangeable into
     128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

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

EQUITY RISK

We also have equity price risk associated with our investments, primarily in common stocks and convertible debt securities that are carried at fair value. The value of these investments is subject to changes in the market prices of the securities.

Investments recorded at fair value totaled $6,107 million at September 30, 2000 and $2,665 million at December 31, 1999. The increase from December 31, 1999 was primarily due to our purchase of common stock and subordinated debt securities of MFN and our exchange of CWC shares for shares of C&W and NTL. We accounted for our investment in CWC using the equity method, while we are accounting for our investments in C&W and NTL on the cost method and carrying them at their fair value as required by SFAS No. 115.

A sensitivity analysis of our investments recorded at fair value indicated that a 10% increase or decrease in the fair value of these securities would result in a $611 million increase or decrease in the fair value of the investments. A change in fair value, net of income taxes, would be recognized in "Accumulated other comprehensive income" in our statement of changes in shareowners' investment.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

On August 8, 2000, we filed a Current Report on Form 8-K announcing our revised financial outlook in light of the impact of the Bell Atlantic-GTE merger including the impact of conditions for merger approval imposed by state and FCC regulators, the deconsolidation of Genuity Inc. (Genuity), the formation of Verizon Wireless, including the impact of goodwill resulting from its formation, and the newly announced combinations with NorthPoint and OnePoint.

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

On June 27, 2000, Genuity, formerly GTE Internetworking, sold 90.5% of its equity to the public through an initial public offering (IPO). We retained a 9.5% equity interest in Genuity, as permitted by the Telecommunications Act of 1996. Genuity operates a tier-one interLATA Internet backbone and related data businesses. The transition of Genuity to a public company was part of a comprehensive proposal filed with the FCC on January 27, 2000, to address regulatory restrictions associated with Verizon's ability to provide long-distance and Internet-related data service offerings that GTE had previously provided to consumers and businesses. We have an option to increase our ownership interest to as much as 82% of the total equity of Genuity, representing approximately 96% of Genuity's total voting rights (before giving effect to outstanding options granted to Genuity employees and additional shares of common stock that Genuity may issue in the future), if we eliminate the applicable restrictions of Section 271 of the Telecommunications Act of 1996 as to 100% of the total telephone access lines owned by Bell Atlantic in 1999 in its region. This option expires if we do not eliminate these restrictions within five years of the merger, subject to extension under certain circumstances. In addition, if we eliminate Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271 under certain circumstances.

The IPO transferred ownership and control of Genuity to the public shareholders and, accordingly, we deconsolidated our investment in Genuity and, effective as of the IPO, we account for our investment in Genuity using the cost method of accounting.

Federal and state regulatory conditions to the merger also included certain commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact net income in 2000 by approximately $275-$325 million, based on preliminary estimates.

RECENT DEVELOPMENTS

NorthPoint Communications Group

On August 8, 2000, we and NorthPoint announced that we will merge our DSL businesses to form a premier broadband communications company dedicated to accelerating the delivery of high-speed data services nationwide. The merger will combine the companies' DSL networks, products, technology, strategic partnerships and management. The merger agreement has been approved by the boards of directors of both companies and is subject to regulatory approvals and the approval of NorthPoint shareholders. Shareholders representing approximately 48% of the currently outstanding shares of NorthPoint have agreed to vote their shares in support of the merger. The companies anticipate completing the transaction in 2001.

Upon completion of the transaction, we will own 55% of NorthPoint and NorthPoint's existing shareholders will own 45%. As a result, we will account for the transaction as a purchase business combination and consolidate NorthPoint's financial results from the date of the merger close. As previously disclosed, completion of the NorthPoint transaction in 2001 could have the effect of lowering our year-over-year earnings per share growth in 2001 by approximately 4-5%, based on preliminary estimates. In accordance with the merger agreement, NorthPoint shareholders will receive $350 million in cash or approximately $2.50 per share. The actual per share amount will be based on the number of outstanding NorthPoint shares and warrants as of the closing date of the transaction. NorthPoint shareholders also will receive one share in the new NorthPoint for each share held as of the closing date. In addition, we have agreed to make a cash investment in NorthPoint of $450 million. Up to $350 million will be provided in the form of financing prior to closing, subject to certain conditions. In September 2000, we invested $150 million in NorthPoint.

OnePoint Communications Corp.

On August 7, 2000, we announced that we will purchase OnePoint, an acquisition that will accelerate delivery of voice, video and high-speed Internet services to apartment buildings, condominiums, business offices and other multi-unit structures. The transaction, which we plan to complete by year-end 2000, is subject to certain conditions and regulatory approvals. As previously disclosed, completion of the OnePoint transaction by the end of 2000 could have the effect of lowering our earnings per share growth in 2001 by approximately 1%, based on preliminary estimates.

Verizon Wireless IPO

On October 16, 2000, we announced that Verizon Wireless will defer its planned IPO of common stock. We and Vodafone have agreed that, despite Verizon Wireless's strong third quarter subscriber growth, recent volatility of capital markets has created an environment in which it is prudent to defer the offering.

FCC REGULATION AND INTERSTATE RATES

As of September 14, 2000, Verizon formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon's interstate access charges will be set according to the terms of the CALLS plan. Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. As a result of tariff adjustments which became effective in August 2000, Verizon's telephone operating companies in ten states in the former GTE territory and seven states in the former Bell Atlantic territory reached the $0.0055 benchmark. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon expects approximately $320 million to be used to support interstate access services in its service territory.

Universal Service

On October 18, 2000, Verizon asked the United States Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to Verizon's petition to the Supreme Court, the FCC expressly disclaimed supervisory authority over the States' universal service activities. Dismissal of this appeal will not impact Verizon's continued opposition to the use of Total Element Long Run Incremental Cost (TELRIC) as a rate-setting methodology.

Unbundling of Network Elements

The Court of Appeals' decision to invalidate many of the FCC's pricing guidelines for unbundled network elements has been stayed by that court pending potential review by the Supreme Court. The FCC and other parties have petitioned the Supreme Court, seeking review of a number of aspects of that Order, including the decision invalidating the pricing guidelines. At the same time, Verizon has petitioned the Supreme Court for review of the Appeals Court decision that the FCC may require that unbundled network elements be priced based on a forward-looking cost model that ignores actual historical costs. The Supreme Court is expected to decide what issues it will accept for review in the fourth quarter.


TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

On September 22, 2000, we filed our application with the FCC for permission to enter the in-region long distance business in Massachusetts. This filing followed nearly 16 months of proceedings before the Massachusetts Department of Telecommunications and Energy (DTE) demonstrating that we have satisfied the 14-point "checklist" required under the 1996 Act for entry into the in-region long distance business. The filing also followed an extensive 12-month third-party test of our operations support systems (OSS) in Massachusetts conducted by KPMG Consulting under the direction of the Massachusetts DTE. On October 16, 2000, the Massachusetts DTE filed an evaluation fully supporting our application. On October 27, 2000, the Department of Justice filed its evaluation of the application. The Department of Justice stated that "although Verizon has satisfied [the] standard in most respects, important issues remain inadequately addressed." We expect the FCC to render a decision on our application before year-end.


STATE REGULATION

Pennsylvania

On September 30, 1999, the Pennsylvania Public Utility Commission issued a final decision in its "Global" proceeding on telecommunications competition matters. The decision proposes to require our operating telephone subsidiary in Pennsylvania, Verizon Pennsylvania, to split into separate retail and wholesale corporations. It proposes reductions in access charges applicable to services provided to interexchange carriers and in both unbundled network element rates and wholesale rates applicable to services and facilities provided to competitive local exchange carriers. It requires Verizon Pennsylvania to provide combinations of unbundled network elements beyond those required by the FCC. It classifies certain business services as "competitive," but restricts the pricing freedom that that classification is supposed to give Verizon Pennsylvania. It sets a schedule of prerequisites for state endorsement of a Verizon Pennsylvania application to the FCC for permission to offer in-region long distance service under Section 271 of the 1996 Act that are likely to delay that endorsement. Verizon Pennsylvania challenged the lawfulness of this order in the Commonwealth Court of Pennsylvania and the Federal District Court. On October 24, 2000, the Commonwealth Court affirmed the Commission's Order and held that the Commission had the power to order structural separation of Verizon Pennsylvania. Verizon Pennsylvania is currently considering its appellate options. The federal district court action is still pending.

On April 26, 2000, the Commission reinitiated its proceeding to determine the nature and form of the separate subsidiary ordered in its "Global" proceeding. The Commission ordered Verizon Pennsylvania to file an updated structural separation plan and mitigation plan. In addition, in recognition of the passage of time and the potential for changed circumstances, the Commission invited Verizon Pennsylvania to submit alternative proposals to structurally separate its retail and wholesale operations. On June 26, 2000, Verizon Pennsylvania submitted a structural separation plan, estimating that the implementation costs, including both capital and expense, for full structural separation would be over $800 million and that the ongoing annual expenses would be over $300 million. Verizon

Pennsylvania also submitted an alternative proposal for structural separation that involved the establishment of a separate data affiliate. A final ruling in this docket is not expected until early next year.


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

We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this MD&A, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

o the timing and profitability of our entry into the in-region long distance business;

o our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings following the merger;

o the profitability of our entry into the nationwide broadband access market, including the impact of our transaction with NorthPoint;

o the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings;

o our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability; and

o our accounting assumptions are subject to review by regulatory agencies, including the SEC, and changes in the assumptions as required by those agencies or any changes in the accounting rules or their application could result in an impact on earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number

      10a Material Contracts - Employment Agreement between Verizon Communications Inc. and Lawrence T. Babbio.

      10b Material Contracts - Employment Agreement between Verizon Communications Inc. and Mary Beth Bardin.

      10c Material Contracts - Employment Agreement between Verizon Communications Inc. and William P. Barr.

      10d Material Contracts - Employment Agreement between Verizon Communications Inc. and Michael T. Masin.

      10e Material Contracts - Employment Agreement between Verizon Communications Inc. and Frederic V. Salerno.

      10f Material Contracts - Employment Agreement between Verizon Communications Inc. and Dennis F. Strigl.

      10g Material Contracts - Employment Agreement between Verizon Communications Inc. and Lawrence R. Whitman.

      10h Material Contracts - Verizon Communications 2000 Broad-Based Incentive Plan.

      27          Financial Data Schedule.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

     A Current Report on Form 8-K, dated July 21, 2000, was filed containing a press release issued by Verizon Communications.

     A Current Report on Form 8-K was filed on August 8, 2000, announcing our revised financial outlook in light of the impact of the Bell Atlantic-GTE merger, the deconsolidation of Genuity Inc., the formation of Verizon Wireless and the newly announced combinations with NorthPoint Communications Group, Inc. and OnePoint Communications Corp.

     A Current Report on Form 8-K, dated August 20, 2000, was filed on August 29, 2000, containing three press releases issued by Verizon Communications regarding the tentative agreements reached with the International Brotherhood of Electrical Workers (IBEW) and the Communication Workers of America (CWA) in the New York, New England and Mid-Atlantic regions and "neutrality and card check recognition" agreements with the IBEW and CWA applicable to Verizon Wireless employees in certain markets.

     A Current Report on Form 8-K, dated September 7, 2000, was filed regarding the change in registrant's certifying accountants to Ernst & Young LLP.

     A Current Report on Form 8-K/A was filed on September 13, 2000, amending a Form 8-K dated June 30, 2000, containing unaudited pro forma financial statements prepared in connection with the June 30, 2000 merger of Bell Atlantic and GTE.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VERIZON COMMUNICATIONS INC.

Date:  November 14, 2000             By /s/ Lawrence R. Whitman
                                        ---------------------------------------
                                        Lawrence R. Whitman
                                        Senior Vice President - Controller
                                        (Principal Accounting Officer)







UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 10, 2000.

                                 EXHIBIT INDEX
                                 -------------


    EXHIBIT
    NUMBER        DESCRIPTION
    ------        -----------

      10a         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and Lawrence T. Babbio.

      10b         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and Mary Beth Bardin.

      10c         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and William P. Barr.

      10d         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and Michael T. Masin.

      10e         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and Frederic V. Salerno.

      10f         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and Dennis F. Strigl.

      10g         Material Contracts - Employment Agreement between Verizon
                  Communications Inc. and Lawrence R. Whitman.

      10h         Material Contracts - Verizon Communications 2000 Broad-Based
                  Incentive Plan.

      27          Financial Data Schedule.