Form 10-K405
period 2000-12-31
VERIZON COMMUNICATIONS INC
filed 2001-03-23
CIK 732712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-K
--------------------------------------------------------------------------------

        (Mark one)
            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
            Title of each class                      which registered
            -------------------                      ----------------
   Common Stock, $.10 par value............  New York, Philadelphia, Boston,
                                             Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:
                                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

At January 31, 2001, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $146,218,000,000.

At January 31, 2001, 2,703,559,950 shares of the registrant's Common Stock were outstanding, after deducting 48,090,534 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant's Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

Item No.                                                                                                Page
--------                                                                                                ----
                                              PART I
 1.  Business.........................................................................................     1
 2.  Properties.......................................................................................    19
 3.  Legal Proceedings................................................................................    20
 4.  Submission of Matters to a Vote of Security Holders..............................................    20
Executive Officers of the Registrant..................................................................    20

                                              PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder Matters........................    21
 6.  Selected Financial Data..........................................................................    21
 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    21
 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................    21
 8.  Financial Statements and Supplementary Data......................................................    21
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    21

                                              PART III

10.  Directors and Executive Officers of the Registrant...............................................    22
11.  Executive Compensation...........................................................................    22
12.  Security Ownership of Certain Beneficial Owners and Management...................................    22
13.  Certain Relationships and Related Transactions...................................................    22

                                              PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................    23

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 14, 2001

PART I

Item 1.  Business

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Verizon Communications Inc. is one of the world's leading providers of communications services. Verizon Communications was formerly known as Bell Atlantic Corporation, which was incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000, when Bell Atlantic Corporation merged with GTE Corporation in a transaction accounted for as a pooling-of-interests business combination. Verizon has more than 260,000 employees and nearly $65 billion of revenues reported in 2000. Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121).

Our subsidiaries are the largest providers of wireline and wireless communications in the United States, with nearly 109 million access line equivalents and more than 27.5 million wireless customers. Our global presence extends to over 40 countries in the Americas, Europe, Asia and the Pacific.

Verizon Communications' principal operating subsidiaries are: Verizon California Inc., Verizon Delaware Inc., Verizon Florida Inc., Verizon Hawaii Inc., Verizon Maryland Inc., Verizon New England Inc., Verizon New Jersey Inc., Verizon New York Inc., Verizon North Inc., Verizon Northwest Inc., Verizon Pennsylvania Inc., Verizon South Inc., GTE Southwest Incorporated (d/b/a Verizon Southwest), Verizon Virginia Inc., Verizon Washington, DC Inc., Verizon West Virginia Inc. and Verizon Wireless.

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom    Domestic wireline communications services, principally
                    representing our 16 operating telephone subsidiaries that provide local telephone services in over 30 states. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services. In addition, this segment includes our long distance services.

Domestic Wireless   Domestic wireless products and services including cellular,
                    Personal Communications Services (PCS), paging services and equipment sales.

International       International wireline and wireless communications
                    operations, investments and management contracts in the Americas, Europe, Asia and the Pacific.

Information         Domestic and international publishing businesses, including
Services            print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.

You can find segment financial information in Note 19 to the consolidated financial statements.

--------------------------------------------------------------------------------
Domestic Telecom
--------------------------------------------------------------------------------

OPERATIONS
Our Domestic Telecom segment, primarily comprised of our 16 operating telephone subsidiaries, provides approximately 68% of 2000 total operating revenues. Our telephone operations presently serve a territory consisting of approximately 109 million access line equivalents in 31 states and the District of Columbia. This segment, serving 33 million households in 67 of the top 100 markets, provides mainly two types of telecommunications services:

Exchange telecommunications service is the transmission of telecommunications among customers located within a local calling area within a local access and transport area (LATA). Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance) and toll services outside a LATA (interLATA long distance) services.

Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

We have organized our Domestic Telecom segment into five marketing units operating across our telephone subsidiaries. The units focus on specific markets. We are not dependent on any single customer. Our telephone operations remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes our Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and our Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses. Revenues in 2000 were approximately $7.6 billion, representing approximately 18% of Domestic Telecom's aggregate revenues.

The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary that markets customer premises equipment to the end-user. Revenues in 2000 were approximately $22.7 billion, representing approximately 52% of Domestic Telecom's aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Wholesale unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. Revenues in 2000 were approximately $10.4 billion, representing approximately 24% of Domestic Telecom's aggregate revenues. Approximately 70% of total Wholesale service revenues were derived from interexchange carriers. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation and emerging business management.

The Advanced Services unit markets our long distance, data and Internet access services. Some of our long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. Our Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology. Under the Telecommunications Act of 1996 (1996 Act), our ability to offer in-region long distance services (that is, services originating in the states where the former Bell Atlantic operating telephone subsidiaries operate as local exchange carriers) is largely dependent on satisfying prescribed requirements. In the first quarter of 2000, we entered the in-region long distance market in New York. We are also seeking approval of in-region long distance in several other states throughout our region. Revenues in 2000 were approximately $1.9 billion, representing approximately 4% of Domestic Telecom aggregate revenues. These revenues were derived primarily from the provision of long distance and from our reseller.

The National Operations unit markets our Communications and Construction services that supply installation and repair labor and manages our Supply unit that is responsible for the procurement and management of inventory and supplies for our telephone operations, as well as other subsidiaries. Our Supply unit also sells material and logistic services to third parties. Revenues in 2000 (after eliminations and combined with all other Domestic Telecom revenues) were approximately $700 million, representing approximately 2% of Domestic Telecom aggregate revenues.

TELECOMMUNICATIONS ACT OF 1996
The 1996 Act became effective on February 8, 1996, and, with respect to the former Bell Atlantic operating telephone subsidiaries, replaced the Modification of Final Judgment, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies or their affiliates, including our former Bell Atlantic operating telephone subsidiaries, to engage in manufacturing and to provide long distance service under prescribed conditions.

Under the 1996 Act, our ability to offer in-region long distance services is largely dependent on satisfying prescribed requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or through their own networks. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

In-Region Long Distance
On December 22, 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. The FCC concluded that Verizon New York (formerly New York Telephone Company) has satisfied the 14-point "competitive checklist" required under the 1996 Act for entry into the in-region long distance market, and that our entry into the long distance business in New York would benefit the public interest. Following the FCC's decision, AT&T and Covad Communications appealed the FCC's order and sought a stay. The appeal and stay request were both denied by the U.S. Court of Appeals.

After an intensive review of our compliance with the long distance provisions of the 1996 Act by the Massachusetts Department of Telecommunications and Energy, on September 22, 2000, Verizon Massachusetts filed an application for long distance authority with the FCC. On December 18, 2000, we withdrew our application in order to address issues relating to the provision of digital subscriber line (DSL) capable loops to other carriers in Massachusetts. We refiled our application on January 16, 2001, with additional data concerning our DSL capable loop performance for other carriers. Under the 1996 Act, the FCC's decision is due on or before April 16, 2001.

On January 8, 2001, Verizon Pennsylvania filed with the Pennsylvania Public Utility Commission (PPUC) a notice requesting state review of our compliance with the long distance provisions of the 1996 Act in preparation for a filing with the FCC. The PPUC has set a schedule that may allow completion of the state review, and filing of an application at the FCC, during the second quarter of 2001.

Like the New York, Massachusetts and Pennsylvania commissions before them, the New Jersey Board of Public Utilities is conducting a test of the Verizon New Jersey operations support systems (OSS). This test builds on the recently concluded third party testing of similar systems by the accounting and consulting firm KPMG in Pennsylvania. The Virginia State Corporation Commission has also retained KPMG for the same purpose. In connection with the KPMG testing in Virginia, KPMG is conducting a comparability assessment to advise the District of Columbia, Maryland and West Virginia commissions on the extent to which the systems in Virginia and their jurisdictions are the same.

FCC REGULATION AND INTERSTATE RATES
Our operating telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2000, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges
Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, from January 1998 until January 2000, pursuant to which our operating telephone subsidiaries recover non-usage-sensitive costs from long distance carriers and end-users through flat rate charges, and usage-sensitive costs from long distance carriers through usage-based rates.

On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. Of that amount, we expect approximately $340 million to be used to support interstate access services in our service territory. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices.

As of September 14, 2000, we formally elected to participate in the full five-year term of the CALLS plan. As a result of this decision, price caps on our interstate access charges will be set according to the conditions of the FCC order on the CALLS plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments which became effective in August 2000, our telephone operations in ten states in the former GTE territory and seven states in the former Bell Atlantic territory reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In November and December 2000, we made filings to obtain this added pricing flexibility. This flexibility includes the ability to remove from price cap regulation those interstate special access services in Metropolitan Statistical Areas (MSAs) that meet the competitive thresholds. Of the 57 MSAs in the former Bell Atlantic area, 35 are included in the petition to remove price cap regulation for special access and dedicated transport. In addition, the petition identifies 10 MSAs where the stricter standards for special access connections to end-user customers are also met. The later petition, addressing the former GTE areas, seeks removal from price cap regulation for three additional MSAs. The FCC is expected to act on these filings in March 2001 for the filing for the former Bell Atlantic areas, and in April 2001 for the former GTE areas.

Universal Service
As a result of a July 1999 decision of the U.S. Court of Appeals, our contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. Last year, the petitions asking the U.S. Supreme Court to review the court of appeals decision were either withdrawn or rejected.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above.

On October 18, 2000, we asked the U.S. Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to our petition to the U.S. Supreme Court, the FCC expressly disclaimed supervisory authority over the states' universal service activities.

The FCC is currently considering two modifications to its universal service programs, both relating to support for rural carriers. The first, a proposal by an appointed policy task force, would provide additional support for intrastate services provided by rural carriers. The second, a proposal by a coalition of rural carriers, would make explicit support for interstate access services provided by rural carriers. The FCC is likely to address both these proposals in 2001.

Unbundling of Network Elements
In November 1999, the FCC announced its decision setting forth new unbundling requirements, eliminating elements that it had previously required to be unbundled, limiting the obligation to provide others and adding new elements. Appeals from this decision are pending.

In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services. Appeals from this order are also pending.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. The court upheld the FCC's decision that UNEs be priced based on a forward-looking cost model which ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001. That portion of the court of appeals' decision has been stayed pending that review.

Compensation for Internet Traffic
In March 2000, the Washington, D.C. Circuit Court of Appeals reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISPs) do not terminate at the ISP but are single interstate calls. The court found that the FCC had inadequately explained why these Internet calls were not two calls. Under the FCC's decision, it was left to carrier agreements and state regulators to determine which traffic is subject to reciprocal compensation. The FCC is currently considering a new order to address the issue in light of the court remand.

STATE REGULATION OF RATES AND SERVICES
State public utility commissions regulate our telephone operations with respect to intrastate rates and services and other matters. In many jurisdictions the telephone subsidiaries have been able to replace rate of return regulation with price regulation plans.

Verizon California Inc.
Arizona
Verizon California's operations in Arizona are subject to rate of return regulation.

California
Verizon California's operations in California have operated under the New Regulatory Framework (NRF) since 1990. The NRF allows for a gradual transition to less regulation on a service-by-service basis. The NRF is reviewed every three years and currently has the following features:

 .    Earnings Ceiling: The ceiling is suspended.

 .    Price Cap Index: By setting inflation equal to productivity, the California
     Public Utility Commission (CPUC) has suspended the price cap index. Limited exogenous changes (changes unique to or specifically targeted at a company that are beyond its control; for example, telecommunications tax changes) are allowed.

 .    Price Flexibility: Services fall into three categories.

     Category I services cannot be changed without CPUC approval.
     Category II services are partially competitive and can be adjusted within a ceiling/floor range. The current price (effectively the ceiling) cannot be increased without a formal application.
     Category III services are considered competitive and can be increased or decreased on short notice.

 .    New Services: New services can be classified as Category II or III. If introduced as Category III, Verizon California must demonstrate insignificant market power.

The CPUC will review NRF features during 2001.

Nevada
Verizon California's operations in Nevada are subject to rate of return regulation.

Verizon Delaware Inc.
Since 1994, Verizon Delaware has been regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (Delaware Telecommunications Act). The Delaware Telecommunications Act provides the following:

 .    The prices of "Basic Telephone Services" (e.g., dial tone and local usage)
     will remain regulated and cannot change in any one year by more than the Gross Domestic Product - Price Index (GDP- PI) less 3%.

 .    The prices of "Discretionary Services" (e.g., Identa Ring(SM) and Call
     Waiting) cannot increase more than 15% per year per service.

 .    The prices of "Competitive Services" (e.g., voice messaging and message toll service) are not subject to tariff or regulation.

 .    Verizon Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the Delaware Public Service Commission during the fifth year of the plan. In March 1998, the Delaware Public Service Commission approved Verizon Delaware's request to continue under the Delaware Telecommunications Act until March 2002.

Verizon Florida Inc.
Florida statutes govern the price cap plan. Beginning January 1, 2001, Verizon Florida can raise basic local rates on 30 days notice once in any 12-month period not to exceed the GDP-PI less one percent. Beginning January 1, 2001, Verizon Florida may increase intrastate access rates by the increase in the GDP-PI or 3% per year, whichever is less, provided intrastate access rates have reached parity with interstate rates. Verizon Florida may increase rates for non-basic services but increases for any category cannot exceed 6% in any 12-month period unless another company is providing service in a given exchange, at which time Verizon Florida can increase its price up to 20% in a 12-month period. Earnings are not regulated.

Verizon Hawaii Inc.
Verizon Hawaii's telephone operations are subject to rate of return regulation.

Verizon Maryland Inc.
In 1996, the Public Service Commission of Maryland approved a price cap plan for regulating the intrastate services provided by Verizon Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation as reflected in the Consumer Price Index (CPI). Rates for Competitive Services may be increased without regulatory limits. Regulation of profits is eliminated.

Verizon New England Inc.
Maine
In 1995, the Maine Public Utilities Commission (MPUC) adopted a five-year price cap plan for Verizon New England, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus limited exogenous cost changes. There is no restriction on Verizon New England's earnings. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are not met.

In the fall of 2000, the MPUC initiated a proceeding to develop a new price cap plan. The proposed new plan would eliminate the productivity factor, but would require reductions in access charges. The matter will be litigated before the MPUC during the course of 2001 and a new plan will likely be adopted before the end of the year.

Massachusetts
In 1995, the Massachusetts Department of Telecommunications and Energy approved a price regulation plan for Verizon New England, with no restriction on earnings. Some residence exchange rates are capped. Pricing rules limit Verizon New England's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus limited exogenous changes. In addition, Verizon New England's service quality performance levels in any given month could result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

The current plan expires in August 2001. Verizon New England plans to file a proposed new plan during the first quarter of 2001 with the expectation that a new plan will be adopted by the end of the year.

New Hampshire
Verizon New England's operations in New Hampshire are currently subject to rate of return regulation.

Rhode Island
In 1996, the Rhode Island Public Utilities Commission (RIPUC) approved an incentive regulation plan for Verizon New England. The plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. Other features of the plan include more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999. On August 30, 2000, the RIPUC approved a new incentive regulation plan for Verizon New England, with no restriction on earnings. The new plan essentially continues the plan adopted in 1996 with adjustments to service quality standards, increases in Lifeline credits, funding for data network access for schools and libraries and a residential rate freeze for the term of the new plan, which expires December 31, 2001.

Vermont
In 2000, the Vermont Public Service Board approved a five-year incentive regulation plan that will provide Verizon New England with increased flexibility to introduce and price new products and services. The plan also removes most restrictions on Verizon New England's earnings from Vermont operations during the life of the plan and contains no productivity adjustment. The plan limits Verizon New England's ability to raise prices on existing products and services, and requires revenue reductions of $16.5 million at the outset of the plan, $6.5 million during the first year of the plan and approximately $6.0 million over the subsequent years of the plan. The plan also requires some service quality improvements subject to financial penalty.

Verizon New Jersey Inc.
The 1992 New Jersey Telecommunications Act classifies telecommunications services as "Competitive" or "Protected." "Protected telephone services" include basic residence and business local service, touch-tone, access services and the ordering, installation and restoration of these services. Verizon New Jersey provides "Protected telephone services" and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which is now scheduled to expire on December 31, 2001.

There is no cap on earnings for Rate-Regulated Services. Under the terms of the plan, Verizon New Jersey shares equally with ratepayers earnings above a 13.7% return on equity for Rate-Regulated Services.

Verizon New Jersey withdrew an earlier proposal before the New Jersey Board of Public Utilities to reclassify services from "Protected" to "Competitive." Verizon New Jersey filed a new proposed Plan for Alternative Form of Regulation which proposes to leave basic rates unchanged, eliminate earnings sharing and treat multi-line business services as "Competitive. " The proceeding to decide upon a new plan should be completed by the end of 2001.

Verizon New York Inc.
The New York State Public Service Commission (NYSPSC) has regulated Verizon New York under the Performance Incentive Plan since 1995. The plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict Verizon New York's earnings. The plan will expire in 2002 and a proceeding to develop a new plan was initiated by the NYSPSC in January 2001.

The current plan:

 .    caps prices at current rates for "basic" services such as residence and business exchange access, residence and business local calling and Lifeline Service;

 .    establishes price reduction commitments for a number of services, including toll and intraLATA carrier access services;

 .    adjusts prices annually based on prescribed costs associated with NYSPSC mandates and other defined exogenous events; and

 .    establishes service quality targets with stringent rebate provisions if
     Verizon New York is unable to meet some or all of the targets.

Verizon New York's operations in Connecticut have been subject to rate of return regulation. In February 2001, the Department of Public Utility Control adopted an incentive regulation plan proposed by Verizon New York, which will eliminate regulation of earnings and provide other deregulatory benefits.

Verizon North Inc.
Illinois
Verizon North's telephone operations in Illinois are subject to rate of return regulation. Optional toll plans, Integrated Services Digital Network (ISDN), frame relay, payphones, CentraNet(R), and other data services are considered deregulated and have total pricing flexibility.

Indiana
Verizon North's telephone operations in Indiana are subject to rate of return regulation.

Michigan
Since the Michigan Telecommunications Act was passed in 1991, a form of regulation that focuses on services, prices and costs has replaced rate of return regulation. Earnings are not regulated. All rates for regulated services must meet a cost floor. Verizon North may increase local rates annually up to 1% less than the Consumer Price Index. Any rate increases above that amount must be approved by the Michigan Public Service Commission (MPSC) as "just and reasonable." The MPSC may only approve rate increases based upon one or more of the following 5 factors: total service long-run incremental cost (LRIC); comparison to other provider rates; whether a new function, feature or capability is offered; increase in costs to provide local service; and whether further investment is economically justified. The MPSC has no jurisdiction over numerous unregulated services. Other services have substantial pricing flexibility.

On July 17, 2000, several amendments to the Michigan Telecommunications Act, among other things, reduced Verizon North's local rates by approximately $26 million and prohibited any rate increases for three years. On September 4, 2000, the U.S. District Court for the Eastern District of Michigan issued an order that temporarily stopped the rate freeze from going into effect pending further proceedings, but refused to issue an order to stop the rate reduction from going into effect. On September 28, 2000, the U.S. Court of Appeals for the Sixth Circuit issued an order to temporarily stop the rate reduction from going into effect, pending further proceedings. The matter is pending.

Ohio
Verizon North's telephone operations in Ohio are subject to rate of return regulation.

Pennsylvania
On October 31, 2000, Verizon North filed a proposed price cap plan with the Pennsylvania Public Utility Commission (PPUC). The plan, as proposed, would deregulate pricing of competitive services. It would provide for improvement of Verizon North's network infrastructure, as required under the applicable Pennsylvania law. Other key provisions of the plan, as proposed, include elimination of earnings sharing; adoption of a productivity factor based on inflation; a provision to adjust rates for exogenous events; and a price cap on rates of protected services through December 31, 2003. We anticipate that the PPUC will conclude this case by the end of 2001.

Wisconsin
Verizon North entered a price cap plan in 1995. The plan does not regulate earnings and price cap index increases can be accumulated and deferred up to three years. The maximum increase for any non-basic rate element is 10% or the increase in the GDP-PI, whichever is greater. Basic local service is limited to GDP-PI less 2%. Intrastate access service mirrors interstate rates. There are no restrictions on other services as long as they cover LRICs. Rate changes are effective on one day notice after customer notice and new services take effect after ten days. The statute requires that no earlier than six years, and no more frequently than every three years thereafter, the Public Service Commission of Wisconsin may by rule increase or decrease the GDP-PI productivity factor in any twelve month period to reflect any statewide changes in the productivity experience of the telecommunications industry. The productivity factor is under review.

Verizon Northwest Inc.
Idaho
Verizon Northwest's Idaho operations are subject to rate of return regulation.

Oregon
Verizon Northwest's Oregon operations are subject to rate of return regulation. Pricing flexibility is permitted in competitive zones and Verizon Northwest currently has Digital Channel Service, ISDN, PBX trunks (telephone switching equipment on customer premises), DID trunks (trunks from the customer premises switches to the central office) and single line business service offerings in these zones. Billing and collection and CentraNet(R) are in a competitive class and are flexibly priced.

Washington
Verizon Northwest's Washington operations are subject to rate of return regulation. IntraLATA toll and billing and collection are flexibly priced.

Verizon Pennsylvania Inc.
The PPUC regulates Verizon Pennsylvania under an Alternative Regulation Plan approved in 1994. The plan provides for a pure price cap plan with no sharing of earnings with customers and replaces rate base, rate of return regulation. Competitive services, including directory advertising, billing services, Centrex service, paging, speed calling, repeat calling, and HiCap (high capacity private line) and business services provided to larger customers are price deregulated. All noncompetitive services are price regulated.

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

The PPUC's order approving the Bell Atlantic-GTE merger extended the cap on residential and business basic exchange services through 2003.

The plan requires Verizon Pennsylvania to provide a Lifeline Service for residential customers. The plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998; 50% by 2004; and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

In September 1999, the PPUC issued a decision in which it proposed to require Verizon Pennsylvania to split into separate retail and wholesale corporations. The matter was subsequently assigned to an administrative law judge of the PPUC for further proceedings to determine the form and nature of the structural separation. In January 2001, the Administrative Law Judge released a decision which recommends that the PPUC order Verizon Pennsylvania to establish a separate retail affiliate within one year of a final order by the PPUC. On March 22, 2001, the full PPUC rejected the recommended decision and proposed that Verizon Pennsylvania adopt functional separation between its retail and wholesale businesses, and abide by a code of conduct in its operations between the retail and wholesale businesses. The PPUC also proposed that Verizon Pennsylvania maintain the separate data affiliate it established when the FCC approved the merger of Bell Atlantic and GTE. Verizon has the option of rejecting the functional separation proposal and it is weighing its options at this time.

Verizon South Inc.
Alabama
Verizon South's price cap plan started in January 1996. The plan does not have an expiration date but is reviewed every five years. There are three service categories: basic, non-basic and interconnection. Basic services are capped for five years from the September 1995 order date. At the end of the cap, prices can be increased by GDP-PI less a 1% productivity factor less any service penalties (up to .75% maximum penalty). Non-basic services can be increased beginning January 1997 and prices can be increased a maximum of 10% in the aggregate for a given year. Individual prices can be changed more than 10% as long as the aggregate change is 10% or less. Verizon South's intrastate access charges are capped at a composite rate of $0.064 per minute. Tariff filings for incumbent local exchange carriers are presumptively valid. Earnings are not regulated.

Kentucky
Verizon South's operations in Kentucky are currently under rate of return regulation.

North Carolina
Verizon South's operations in North Carolina have been under a price cap plan since 1996 that is subject to review in 2001. Earnings are not regulated and local rates can be increased by GDP-PI less 2%. Rate increases are effective on fourteen days notice. Verizon South has complete flexibility to increase rates for billing and collection, Centrex, and enhanced digital switch service.

South Carolina
Verizon South's South Carolina price cap plan started during 2000. Under the statute, existing rates are deemed just and reasonable on the date of notification. Residential and single-line business local service rates are capped for two years from the date of election. After two years, these rates may be adjusted annually pursuant to an inflation-based index. Rates for other services are flexibly priced. Price decreases are effective in seven days. Price increases and new services prices are effective in fourteen days.

Virginia
On October 2, 2000, Verizon South filed an application with the Virginia State Corporation Commission (VSCC), seeking approval of a new price cap plan. Verizon South proposed a plan that is substantially similar to Verizon Virginia's plan described below. On December 21, 2000, the VSCC approved the plan as submitted.

The new plan is effective January 1, 2001 and has no expiration date. In addition, the VSCC approved a settlement for the years 1995 to 2000, approving reductions in access charges, reductions in other rates and infrastructure investment goals. This settlement also provided for a $200 million refund to current and former customers. The settlement successfully terminated all pending and future financial obligations arising out of the prior plan under which Verizon South operated.

Verizon Southwest
The Texas Public Utilities Commission regulates Verizon Southwest under a price cap plan with no cap on earnings pursuant to the Public Utility Regulatory Act
(PURA). The plan places services into four categories:

 .    Basic services - These include basic local residential charges such as service connection, mandatory expanded calling plans and residential call waiting. Price increases prior to September 1, 2005 are only allowed to adjust for changes in FCC separations that affect net income by at least 10% and for rate group reclassifications due to access line growth. After September 1, 2005, price increases require approval. Full packaging (an integrated offering of some or all of our products and services) is allowed.

 .    Non-basic services - This category only includes switched access, which is price-capped until September 1, 2005. Decreases can be made to the LRIC. The statute contains no expiration provision.

 .    Price-capped non-basic services - These services include basic local business charges such as service connection and BRI-ISDN (Basic Rate Interface - Integrated Services Digital Network). These services are price-capped until September 1, 2005. Decreases can be made to the LRIC. Full packaging is allowed.

 .    Non-basic services without caps - This category represents all other regulated services, including intraLATA toll, custom calling features (except residential call waiting), special access, operator services, PBX and ISDN services. These services have unlimited upward pricing flexibility. Decreases can be made to the LRIC (with imputation) or the prices in effect on September 1, 1999, whichever is less. Full packaging is allowed.

Verizon Virginia Inc.
Effective in 1995, the VSCC approved an alternative regulatory plan that regulates Verizon Virginia's noncompetitive services on a price cap basis and does not regulate Verizon Virginia's competitive services. The plan includes a moratorium on rate increases for basic local telephone service until 2001 and eliminates regulation of profits. In its November 1999 order approving the Bell Atlantic-GTE merger, the VSCC conditioned its approval by extending the moratorium on rate increases for basic local services to 2004.

Verizon Washington, DC Inc.
In 1996, the District of Columbia Public Service Commission (DCPSC) approved a price cap plan for intra-Washington, D.C. services provided by Verizon Washington, DC. In 1999, the DCPSC modified the plan and extended it through the end of 2001. Key provisions of the plan, as extended, include:

 .    a term of two additional years, through December 31, 2001;

 .    retention of three service categories: basic, discretionary and competitive;

 .    caps on some basic residential rates for the extended term of the plan and elimination of the prior rate adjustment formula (GDP-PI minus 3%);

 .    discretionary service rate increases of up to 15% annually;

 .    elimination of price limits on competitive service rates;

 .    elimination of the regulation of profits;

 .    guaranteed $4.3 million reduction in basic rates during the next two years;
     and

 .    contribution of $1.5 million to the Infrastructure Trust Fund.

Verizon West Virginia Inc.
In February 1998, the West Virginia Public Service Commission (WVPSC) issued an order extending the Incentive Regulation Plan until December 31, 2000. The Incentive Regulation Plan includes pricing flexibility for competitive services and required Verizon West Virginia to invest a minimum of $225 million in its network over the three-year period from 1998 through 2000. Proceedings to adopt a successor plan were concluded in fourth quarter 2000, however, the WVPSC has not yet issued a decision.

Other Telephone Operations
Our Missouri statutory price cap plan started in February 1999. Under the plan, we can rebalance rates in the first four years of the plan by increasing local rates by $1.50 and reducing switched access by an equivalent amount. Toll rates must be reduced by 10% in the first year. Non-basic service rates may increase by 8% annually. Earnings are not regulated.

COMPETITION
Legislative changes, including provisions of the 1996 Act discussed under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services
The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in our service territory. The 1996 Act has significantly increased the level of competition in our local exchange markets.

One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our telephone operations, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

 .    purchase service from the ILEC for resale to CLEC customers

 .    purchase unbundled network elements from the ILEC, and/or

 .    interconnect the CLEC's network with the ILEC's network.

The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

Negotiations between our telephone subsidiaries and various CLECs, and arbitrations before state public utility commissions, have continued. As of January 31, 2001, our telephone operations had entered into approximately 3,276 agreements with CLECs covering all of our territory, of which 2,730 have been approved by state regulators.

We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 2001 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our telephone operations' service. Under the various agreements and arbitrations discussed above, our telephone operations are generally required to sell their services to CLECs at discounts of up to 29% from the prices our telephone operations charge their retail customers.

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

Until the implementation of "presubscription," intraLATA toll calls were completed by our telephone operations unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. All of our telephone operations have implemented presubscription.

Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues. However, the negative effect has been partially mitigated by an increase in intraLATA network access revenues.

Alternative Access
A substantial portion of our telephone operations' revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

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

Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our telephone operations' local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our telephone operations' lines.

Wireless Services
Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end-users. Wireless telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission. Our investment in wireless services is described under the section "Domestic Wireless."

Public Telephone Services
We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services
Alternative operator services providers have entered into competition with our operator services product line.


--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

We provide wireless communications services in the United States principally through Verizon Wireless.

Verizon Wireless is the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage, revenues and operating cash flow. Verizon Wireless has the largest customer base of any U.S. wireless provider, with 27.5 million wireless subscribers as of December 31, 2000 and offers wireless voice and data services across the United States. Approximately 240 million people reside in areas of the United States in which we have FCC licenses to offer our services and 203 million people reside in areas covered by our service. We provide digital coverage in almost every major U.S. city.

Cellular and PCS licenses are granted for an initial 10-year term and are renewable for successive 10-year terms. To date, all Verizon Wireless and predecessor company (see following formation discussion) wireless licenses have been successfully renewed.

Verizon Wireless has five to seven competitors in its major markets and at least one other competitor in all of its markets. Competition occurs principally on the basis of service quality, product offerings, price and coverage area. As new entrants invest in the expansion of their networks, they will be able to provide increasingly competitive service offerings. Verizon Wireless has introduced new pricing plans designed to meet this competition, and is expanding its digital service as well as enhanced calling features in its markets.

In September 1999, Bell Atlantic Corporation and Vodafone Group plc agreed to combine their U.S. mobile wireless telecommunications businesses and form Verizon Wireless. In April 2000, Vodafone contributed U.S. mobile wireless assets and its interest in PrimeCo to Verizon Wireless in exchange for a 65.1% economic interest in Verizon Wireless. Bell Atlantic contributed its U.S. wireless assets and its interest in PrimeCo to Verizon Wireless. In July 2000, after the merger of Bell Atlantic and GTE, Verizon Communications contributed GTE's U.S. wireless assets to Verizon Wireless, increasing Verizon Communications' economic interest in Verizon Wireless from 34.9% to 55%.

Verizon Wireless brings together operations of four well-recognized U.S. wireless carriers: Bell Atlantic Mobile, GTE Wireless, AirTouch and PrimeCo, resulting in the formation of the most extensive wireless network in the United States.

Bell Atlantic Mobile

Bell Atlantic Mobile, based in Bedminster, New Jersey, had 8.0 million customers as of March 31, 2000. It operated in 18 states and the District of Columbia and 12 of the top 50 U.S. markets, including Baltimore, Boston, New York City, Philadelphia and Washington, D.C.

GTE Wireless

GTE Wireless had more than 7.0 million U.S. wireless customers in June 2000. It operated in 19 states and 18 of the top 50 United States markets, including Chicago, Cleveland, Houston, San Francisco and St. Louis. GTE Wireless acquired approximately one-half of Ameritech Corporation's wireless assets in the Midwest United States in October 1999. GTE Wireless was based in Atlanta, as a subsidiary of GTE Corporation.

AirTouch

AirTouch, which was owned by Vodafone, served nearly 10 million wireless customers and 3.5 million paging customers in the United States as of March 31, 2000. Based in San Francisco, AirTouch operated broadband wireless networks in 22 states and 18 of the top 50 U.S. markets, including Atlanta, Detroit, Los Angeles, Phoenix, San Diego and Seattle.

PrimeCo

PrimeCo was formed in October 1994 as a limited partnership to provide advanced wireless digital communications services over an all-digital PCS network. As of March 31, 2000, PrimeCo had more than 1.5 million subscribers. Immediately prior to its contribution to the partnership, PrimeCo was a partnership between Bell Atlantic and Vodafone. Based in Westlake, Texas, PrimeCo operated in nine states and 13 of the top 50 United States markets, including Dallas, Miami, San Antonio and Tampa.

The preceding includes overlap subscriber information.


--------------------------------------------------------------------------------
International
--------------------------------------------------------------------------------

Our International segment includes international wireline and wireless communications operations, investments and management contracts in the Americas, Europe, Asia and the Pacific, extending to over 40 countries. Our global presence also includes an investment in Fiberoptic Link Around the Globe Ltd.
(FLAG), the world's longest undersea fiber optic cable. Our consolidated international investments include Grupo Iusacell (Mexico), CODETEL (Dominican Republic), CTI Holdings, S.A. (Argentina) and Micronesian Telecommunications Corporation (Northern Mariana Islands). As of December 31, 2000, our International segment managed approximately 13 million access lines and provided wireless services to approximately 36 million customers.

AMERICAS

Argentina

We own a 59.5% interest in CTI Holdings, S.A., which wholly owns CTI - Interior, a wireless company serving the northern and southern interior regions of Argentina, and CTI PCS Holdings, S.A., a PCS provider serving the

Buenos Aires greater Metropolitan area. Together, CTI-Interior and CTI PCS Holdings, S.A. offers the first nationwide wireless service in Argentina.

The National Telecommunications Commission of Argentina awarded cellular licenses to CTI-Interior in 1994. The Buenos Aires PCS licenses were awarded to CTI PCS Holdings, S.A. in 1999.

Canada

We own a 22% interest in TELUS Corporation, a full-service telecommunications provider headquartered in British Columbia, Canada. TELUS is the primary service provider to Western Canada and has begun to expand its services to Central and Eastern Canada. The consolidated TELUS Group served approximately 4.8 million access lines and provided wireless services to approximately 2.1 million subscribers as of December 31, 2000.

On October 20, 2000, TELUS acquired 98.5% of Clearnet Communications, a leading Canadian wireless company, creating Canada's largest wireless company in terms of annual revenue.

Dominican Republic

We own Compania Dominicana de Telefonos, C. por A. (CODETEL), a company which provides Internet access, local, wireless and national and international long distance telephone services in the Dominican Republic. At December 31, 2000, CODETEL served approximately 735,000 access lines and approximately 393,000 wireless customers.

Mexico

We own a 37.2% interest in, and control, Grupo Iusacell, S.A. de C.V. (Iusacell), a telecommunications company which provides cellular, paging, wireless local access, long distance, wireless Internet and data services to the central southern regions of Mexico. At December 31, 2000, Iusacell served approximately 1.7 million wireless customers.

Puerto Rico

We own a 40% interest in Telecomunicaciones de Puerto Rico, Inc., which owns Puerto Rico's wireline company, Puerto Rico Telephone Company, Inc. (PRTC) and its wireless company, Celulares Telefonica, Inc. (CT). As of December 31, 2000, PRTC served 1.3 million access lines and CT provided wireless services to approximately 335,000 customers.

Prior to our investment in March 1999, PRTC's rates were regulated on a rate-of-return basis, which entitled PRTC to financial support from subsidy pools and permission to charge prices sufficient to cover costs up to an annual rate of return of 11.5%. As a result of our acquisition of a controlling interest in PRTC, it was scheduled to convert to a price cap plan effective in June 2000; the FCC, however, has granted PRTC approval to remain regulated until at least July 2001.

Venezuela

We own a 28.5% interest in Compania Anonima Nacional Telefonos de Venezuela (CANTV), Venezuela's full-service telecommunications company. CANTV offers local telephone service and national and international long distance service in Venezuela. CANTV also provides wireless services, public telephones, private networks, data transmission, directory services and other value-added services in Venezuela. At December 31, 2000, CANTV managed approximately 2.6 million access lines and 1.7 million wireless customers. Verizon's ownership consists of both directly held shares and shares indirectly held through VenWorld, a multinational consortium controlled by us.

Effective November 27, 2000, CANTV's exclusive concession to operate as a full-service telecommunications provider offering local and domestic and international long-distance service throughout Venezuela expired. CANTV is now subject to direct competition for these services.

EUROPE AND ASIA

Czech Republic and Slovakia

We own a 24.5% interest in EuroTel Praha s r.o. and a 24.5% interest in EuroTel Bratislava a.s. EuroTel Praha provides voice, data and wireless Internet access over analog and digital Global Satellite Mobile (GSM) networks to the Czech Republic and EuroTel Bratislava provides voice and data over analog and digital GSM networks to Slovakia.

Gibraltar

Gibraltar NYNEX is the sole provider of wireline services to the country of Gibraltar. We currently own a 50% interest in the company. Our sole partner in the company is the Government of Gibraltar.

Italy

We own a 23.1% interest in Omnitel Pronto Italia, S.p.A. (Omnitel), an Italian digital cellular telecommunications company. Omnitel served approximately 15 million subscribers at December 31, 2000.

Indonesia

P.T. Excelcomindo Pratama (Excelcomindo) is a nationwide provider of GSM services in which we own a 23.1% interest. We also own a 36.7% interest of Citra Sari Makmur, a provider of data, voice and video communications.

Northern Mariana Islands

We are the sole shareholder of Micronesian Telecommunications Corporation (MTC), a provider of local services. At December 31, 2000, MTC served approximately 25,000 access lines and 3,000 wireless customers on the islands of Saipan, Tinian and Rota.

New Zealand

Telecom Corporation of New Zealand Limited (TCNZ) is the principal provider of telecommunications services in New Zealand, offering local, national and international long distance, Internet access and wireless services. Our current ownership level is 24.9%.

OTHER

Our International segment also includes several properties in which our investment is 20% or less. These include: Japan - Tu-Ka companies, 2.7% - 5%; Philippines - BayanTel, 19.4%; Taiwan - Taiwan Cellular Corporation, 13.5%; Thailand - TelecomAsia, 13.8%; and Greece - STET Hellas Telecommunications, 20.0%; United Kingdom - Cable & Wireless plc, 4.6%, and NTL Incorporated, 9.1%. All of these investments provide a variety of telecommunication services to the country or a specific region within the country in which they reside.

Global Solutions

FLAG owns and operates an undersea fiber optic cable system, providing digital communications links between Europe and Asia. At December 31, 1999, we had an approximately 34% interest in FLAG and an approximately 5% interest in the parent company of FLAG, FLAG Telecom Holding Limited (FLAG Telecom). In January 2000, we exchanged our shares in FLAG for an interest in FLAG Telecom resulting in an aggregate interest in FLAG Telecom of approximately 38%.

In February 2000, FLAG Telecom conducted an initial public offering. The primary offering consisted of approximately 28 million of newly issued common shares. Some existing shareowners also participated in a secondary offering in which approximately 8 million of their common shares were sold. We did not acquire any new shares in the primary offering, nor did we participate in the secondary offering. As a result, our ownership interest at December 31, 2000 has been reduced to 29.8%.

INTERNATIONAL REGULATORY AND COMPETITIVE TRENDS

For several years, the telecommunications industry has been experiencing dynamic changes as national and international regulatory reforms embrace competition. We have enjoyed the opportunity provided by this global market liberalization to expand our international operations across the Americas, Europe, Asia and the Pacific.

In the Americas, the degree of liberalization varies widely among countries. In Argentina, the government issued a decree which introduced new telecommunications licensing, interconnection, universal service and wireless spectrum regulations. The weak economy, however, has depressed both local and long distance calling in spite of significant decreases in price. At the same time, increases in costs have resulted from the need to introduce new handsets and improved network technology. Our affiliate, CTI, continues to take advantage of the new competitive landscape.

In Venezuela, where our affiliate CANTV operates, the government further opened the basic telephony market for local, national and international long distance on November 27, 2000 and issued new guidelines governing basic telephony competition, interconnection and the use of the wireless spectrum.

In the Dominican Republic, CODETEL is facing greater competition under new market regulations issued by its regulatory agency, Indotel. CODETEL continues to retain its majority share of the market in local, national and international long distance, wireless and Internet services despite increased competition.

The Mexican market continues to undergo change primarily due to the World Trade Organization Agreement. The U.S. government raised several competitive concerns with the WTO regarding unfair market practices by Telmex, Mexico's largest national carrier. In its appeal, it denounced prohibitive interconnection charges.

PRTC continues to be the largest provider of telecommunications service in Puerto Rico to both business and consumer segments, including local, long distance, wireless, Internet and data. An important milestone was reached by PRTC this year by retaining its FCC status as a rate of return carrier through July 2001. In addition, PRTC signed a five-year agreement with Societe Internationale de Telecomunicaciones Aeronautiques for data and voice services.

In Canada, regulators instituted a telecommunication company funded system of local phone subsidies. This system is designed to offset the cost of providing affordable residential phone services in costly, hard-to-reach areas.

In Asia, our affiliate, Taiwan Cellular Corporation, continues to expand its wireless network system. Taiwan Cellular currently has the highest number of subscribers of any wireless operator in the country at over 5 million.

In Greece, the government approved a bill deregulating the country's telecommunications market as of January 1, 2001, ending Hellenic
Telecommunication Organization SA's fixed line monopoly. In further opening of the Greek telecom market, the government will be issuing new fixed wireless licenses. Our affiliate, Stet Hellas, continues to be one of the three leading wireless operators in the country.

In Italy, our affiliate, Omnitel, was awarded a license for the third-generation mobile spectrum with a winning bid of $2.03 billion.


--------------------------------------------------------------------------------
Information Services
--------------------------------------------------------------------------------

Through our Information Services segment, we are a world leader in print and online directory publishing and a content provider for communications products and services. A leader in linking buyers and sellers, we produce the Internet's preeminent online directory and shopping resource, SuperPages.com(R). We aggressively pursue national and global growth by offering customers comprehensive communications solutions that include bundled print and electronic commerce offerings.

With approximately 20% of the worldwide market for directory advertising, our Information Services segment provides sales, publishing and other related services for nearly 2,300 directory titles in 48 states and 17 countries. This includes over 1,600 Verizon directory titles with a total circulation of approximately 110 million copies in the U.S. and 37 million internationally.

We have more than 40 years of international experience in information services and currently publish directories, sell Yellow Pages advertising, and/or provide consulting services for directories in 17 countries. These countries include Austria, Belize, Brunei, Canada, Costa Rica, the Czech Republic, the Dominican Republic, Gibraltar, Greece, Hungary, Malaysia, the Philippines, Poland, Puerto Rico (U.S. territory), Shanghai, Slovakia and Sri Lanka. In January 2000, we began publishing the official directory for Puerto Rico as a result of a joint venture with VNU World Directories, Inc.

Our directory publishing business competes within the Yellow Pages industry with five major U.S.-based directory publishers, and encounters significant competition in nearly all our domestic print markets. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market.

--------------------------------------------------------------------------------
Employees
--------------------------------------------------------------------------------

As of December 31, 2000, Verizon and its subsidiaries had approximately 260,000 employees. Unions represent approximately 53% of our employees.


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

 .    the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets;

 .    the timing and profitability of our entry into the in-region long distance market;

 .    our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings;

 .    the profitability of our entry into the broadband access market;

 .    the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings;

 .    our ability to convert our ownership interest in Genuity Inc. into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability; and

 .    changes in our accounting assumptions by regulatory agencies, including the
     SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 2.  Properties


                                     GENERAL

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $159 billion at December 31, 2000 and $143 billion at December 31, 1999, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

                                                            2000         1999
--------------------------------------------------------------------------------
Network equipment                                           78.5%        79.3%
Land, buildings and building equipment                       8.2          8.5
Furniture and other equipment                                8.0          6.5
Other                                                        5.3          5.7
                                                    ----------------------------
                                                           100.0%       100.0%
                                                    ============================

Our properties are divided among our operating segments as follows:

                                                            2000         1999
--------------------------------------------------------------------------------
Domestic Telecom                                            83.0%        86.7%
Domestic Wireless                                           13.4          8.4
International                                                2.4          2.7
Information Services                                         0.4          0.4
Corporate and Other                                          0.8          1.8
                                                    ----------------------------
                                                           100.0%       100.0%
                                                    ============================

"Network equipment" consists primarily of aerial cable, underground cable, conduit and wiring, cellular plant, telephone poles, switching equipment, transmission equipment and related facilities. "Land, buildings and building equipment" consists of land and land improvements and central office buildings. "Furniture and other equipment" consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements. Substantially all of the properties are subject to the liens of their respective mortgages securing funded debt.

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2000, substantially all of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures for our Domestic Telecom business were approximately $12.1 billion in 2000, $10.1 billion in 1999 and $10.0 billion in 1998. Capital expenditures for our Domestic Wireless, International, Information Services and Corporate and Other business were approximately $5.5 billion in 2000, $2.9 billion in 1999 and $2.8 billion in 1998. Capital expenditures exclude additions under capital leases. We expect capital expenditures in 2001 to be in the range of $18.0 billion to $18.5 billion.

Item 3.  Legal Proceedings

The New York State Attorney General's Office has conducted an investigation of possible environmental violations and false document charges relating to the former Orangeburg, New York, Material Reclamation Center, which was operated by NYNEX Material Enterprises Company from 1988 to 1990, by Telesector Resources Group, Inc. (TRG) from 1990 to May 1997, and under contract with TRG by an unrelated third party from May 1997 to October 1998, when the facility was closed. TRG has reached an agreement with the Attorney General's Office to resolve the investigation on a civil basis. The agreement has not been finalized in writing.


Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information with respect to our executive officers.

                                                                                                           Held
            Name                 Age                 Office                                               Since
----------------------------     ---      -------------------------------------------------------------   -----
Charles R. Lee                    61      Chairman and Co-Chief Executive Officer                          2000
Ivan G. Seidenberg                54      President and Co-Chief Executive Officer                         2000
Lawrence T. Babbio, Jr.           56      Vice Chairman and President                                      2000
Mary Beth Bardin                  46      Executive Vice President - Public Affairs and Communications     2000
William P. Barr                   50      Executive Vice President and General Counsel                     2000
David H. Benson                   51      Executive Vice President - Strategy, Development and Planning    2000
William F. Heitmann               51      Senior Vice President and Treasurer                              2000
Michael T. Masin                  56      Vice Chairman and President                                      2000
Frederic V. Salerno               57      Vice Chairman and Chief Financial Officer                        2000
Ezra D. Singer                    46      Executive Vice President - Human Resources                       2000
Dennis F. Strigl                  54      Executive Vice President and President - Domestic Wireless       2000
Lawrence R. Whitman               49      Senior Vice President and Controller                             2000

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading in the common stock of Verizon Communications is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific and Philadelphia stock exchanges. As of December 31, 2000, there were 1,335,000 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:


                                                           Market Price
                                                    --------------------------   Cash Dividend
                                                       High            Low        Declared
-----------------------------------------------------------------------------------------------
2000:    First Quarter                                $63 3/16       $47  3/8         $.385
         Second Quarter                                66             49  1/2          .385 *
         Third Quarter                                 56  7/8        39 1/16          .385
         Fourth Quarter                                59  3/8        45 3/16          .385

1999:    First Quarter                                $60 7/16       $50  5/8         $.385
         Second Quarter                                65  3/8        50 15/16         .385
         Third Quarter                                 68 3/16        60  1/4          .385
         Fourth Quarter                                69  1/2        59 3/16          .385

* Includes two pro-rata dividends. The first pro-rata dividend of $.338462 per share is for the period from April 11, 2000 through the day before the date of the merger between Bell Atlantic and GTE (June 30, 2000). The second pro-rata dividend of $.046538 is for the period from the date of the merger through July 10, 2000.


Item 6. Selected Financial Data

The information required by this item is included on page F-2 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included on pages F-2 through F-21 of this report.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included on pages F-16 through F-18 of this report.


Item 8. Financial Statements and Supplementary Data

The information required by this item is included on pages F-22 through F-56 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated September 7, 2000.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the Proxy Statement for our 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information with respect to the security ownership of the Directors and Executive Officers, see the Proxy Statement for our 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

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

          (1)  Financial Statements

               See Index to Financial Information appearing on Page F-1.

          (2)  Financial Statement Schedule

               See Index to Financial Information appearing on Page F-1.

          (3)  Exhibits


Exhibit
Number
-------

3a Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) filed herewith.

3b    Bylaws of Verizon, as amended and restated, filed herewith.

4 No instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601 (b) (4) (iii) (A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Description of Verizon Deferred Compensation Plan for Non-Employee Directors filed herewith.*

10b Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated (Exhibit 10a to Form 10-K for the year ended December 31, 1998).*

10c Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE, as amended (Exhibit 10-1 to GTE's Form 10-K for the year ended December 31, 1997 and Exhibit 10.1 to GTE's Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10d GTE's Directors' Deferred Stock Unit Plan (Exhibit 10-8 to GTE's Form 10-K for the year ended December 31, 1997, File No. 1-2755).*

10e Bell Atlantic Stock Compensation Plan for Outside Directors, as amended and restated (Exhibit 10e to Form 10-K for the year ended December 31, 1998); Description of Amendments filed herewith.*

10f Description of Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit 10c to Form 10-K for the year ended December 31, 1999).*

10g Bell Atlantic Directors' Charitable Giving Program, as amended (Exhibit 10p to Form SE dated March 29, 1990 and Exhibit 10p to Form SE dated March 29, 1993).*

10h GTE's Charitable Awards Program (Exhibit 10-10 to GTE's Form 10-K for the year ended December 31, 1992, File No. 1-2755).*

10i   NYNEX Directors' Charitable Award Program filed herewith.*

10j Verizon Communications 2000 Broad-Based Incentive Plan (Exhibit 10h to Form 10-Q for the period ended September 30, 2000).*

10k Bell Atlantic 1985 Incentive Stock Option Plan (Exhibit 10 to the Form 10-Q for the period ended March 30, 2000); Description of Amendments filed herewith.*

10l GTE's Long-Term Incentive Plan, as amended (Exhibit B to GTE's 1997 Proxy Statement and Exhibit 10.5 to GTE's 1998 Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments filed herewith.*

10m NYNEX 1990 Stock Option Plan, as amended (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments filed herewith.*

10n NYNEX 1995 Stock Option Plan, as amended (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments filed herewith.*

10o Bell Atlantic Senior Management Short Term Incentive Plan, as amended and restated (Exhibit 10a to Form 10-K for the year ended December 31, 1996 and Exhibit 10a(i) to Form 10-Q for the period ended September 30, 1997).*

10p GTE's Executive Incentive Plan, as amended (Exhibit A to GTE's 1997 Proxy Statement and Exhibit 10.6 to GTE's Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10q Bell Atlantic Senior Management Income Deferral Plan (Exhibit 10i to Form 10-K for the year ended December 31, 1999).*

10r GTE's Supplemental Executive Retirement Plan, as amended (Exhibits 10-3, 10-3, 10-3 and 10-3 to GTE's Form 10-K for the years ended December 31, 1991, 1992, 1993 and 1994, respectively, File No. 1-2755).*

10s GTE's Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE's Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10t Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31,
      1997).*

10u Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10v GTE's Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE's Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10w NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX's Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10x   Employment Agreement between Verizon and Charles R. Lee filed herewith.*

10y Amended and Restated Employment Agreement between Verizon and Ivan G. Seidenberg. (Exhibit 10 to Form 10-Q for the period ended June 30, 2000).*

10z Employment Agreement and stock option arrangements with respect to the stock of Grupo Iusacell, S.A. de C.V., between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000,
      Exhibit 10s to Form 10-K for the year ended December 31, 1993 and Exhibit 10q to Form 10-K for the year ended December 31, 1996).*

10aa Employment Agreement between Verizon and Mary Beth Bardin (Exhibit 10b to Form 10-Q for the period ended September 30, 2000).*

10bb Employment Agreement between Verizon and William P. Barr (Exhibit 10c to Form 10-Q for the period ended September 30, 2000).*

10cc  Employment Agreement between Verizon and David H. Benson filed herewith.*

10dd Agreements with William F. Heitmann (Exhibits 10ll and 10nn to Form 10-K for the year ended December 31, 1998).*

10ee Employment Agreement between Verizon and Michael T. Masin (Exhibit 10d to Form 10-Q for the period ended September 30, 2000).*

10ff Employment Agreement between Verizon and Frederic V. Salerno (Exhibit 10e to Form 10-Q for the period ended September 30, 2000).*

10gg  Employment Agreement between Verizon and Ezra D. Singer filed herewith.*

10hh Employment Agreement between Verizon Wireless and Dennis F. Strigl (Exhibit 10f to Form 10-Q for the period ended September 30, 2000).*

10ii Employment Agreement between Verizon and Lawrence R. Whitman (Exhibit 10g to Form 10-Q for the period ended September 30, 2000).*

10jj U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (Exhibit 10 to Form 10-Q for the period ended September 30, 1999).

12    Computation of Ratio of Earnings to Fixed Charges filed herewith.

21    List of principal subsidiaries of Verizon filed herewith.

23a   Consent of Independent Accountants filed herewith.

23b   Consent of Independent Accountants filed herewith.

23c   Consent of Independent Accountants filed herewith.

--------------------------------------------------------------------------------
* Indicates management contract or compensatory plan or arrangement.



     (b) Current Reports on Form 8-K filed during the quarter ended December 31, 2000:

          A Current Report on Form 8-K was filed on November 30, 2000, containing a press release issued by Verizon Communications announcing revised earnings targets to reflect the impact of the termination of its merger agreement with NorthPoint Communications and steps Verizon is taking to compete outside its current wireline footprint.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Verizon Communications Inc.

Date  March 23, 2001                            By /s/   Lawrence R. Whitman
      ---------------                              ----------------------------
                                                     Lawrence R. Whitman
                                                     Senior Vice President and
                                                        Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/  Charles R. Lee               Chairman and                    March 23, 2001
------------------------------    Co-Chief Executive Officer
     Charles R. Lee

/s/  Ivan G. Seidenberg           President and                   March 23, 2001
------------------------------    Co-Chief Executive Officer
     Ivan G. Seidenberg


Principal Financial Officer:

/s/  Frederic V. Salerno          Vice Chairman and               March 23, 2001
------------------------------    Chief Financial Officer
     Frederic V. Salerno


Principal Accounting Officer:

/s/  Lawrence R. Whitman          Senior Vice President and       March 23, 2001
------------------------------    Controller
     Lawrence R. Whitman

                             ----------------------

/s/ James R. Barker               Director                        March 23, 2001
----------------------------
    James R. Barker

/s/ Edward H. Budd                Director                        March 23, 2001
----------------------------
    Edward H. Budd

/s/ Richard L. Carrion            Director                        March 23, 2001
----------------------------
    Richard L. Carrion

/s/ Robert F. Daniell             Director                        March 23, 2001
----------------------------
    Robert F. Daniell

/s/ Helene L. Kaplan              Director                        March 23, 2001
----------------------------
    Helene L. Kaplan

/s/ Charles R. Lee                Director                        March 23, 2001
----------------------------
    Charles R. Lee

/s/ Sandra O. Moose               Director                        March 23, 2001
----------------------------
    Sandra O. Moose

/s/ Joseph Neubauer               Director                        March 23, 2001
----------------------------
    Joseph Neubauer

/s/ Thomas H. O'Brien             Director                        March 23, 2001
----------------------------
    Thomas H. O'Brien

/s/ Russell E. Palmer             Director                        March 23, 2001
----------------------------
    Russell E. Palmer

/s/ Hugh B. Price                 Director                        March 23, 2001
----------------------------
    Hugh B. Price

/s/ Ivan G. Seidenberg            Director                        March 23, 2001
----------------------------
    Ivan G. Seidenberg

/s/ Walter V. Shipley             Director                        March 23, 2001
----------------------------
    Walter V. Shipley

/s/ John W. Snow                  Director                        March 23, 2001
----------------------------
    John W. Snow

/s/ John R. Stafford              Director                        March 23, 2001
----------------------------
    John R. Stafford

/s/ Robert D. Storey              Director                        March 23, 2001
----------------------------
    Robert D. Storey

                         Index to Financial Information



                                                                     Page Number
                                                                     -----------



Selected Financial Data............................................      F-2

Management's Discussion and Analysis of Results of Operations
   and Financial Condition.........................................      F-2

Report of Management...............................................     F-22

Reports of Independent Accountants.................................     F-22

Consolidated Statements of Income
   For the years ended December 31, 2000, 1999 and 1998............     F-24

Consolidated Balance Sheets
   December 31, 2000 and 1999......................................     F-25

Consolidated Statements of Cash Flows
   For the years ended December 31, 2000, 1999 and 1998............     F-26

Consolidated Statements of Changes in Shareowners' Investment
   For the years ended December 31, 2000, 1999 and 1998............     F-27

Notes to Consolidated Financial Statements.........................     F-28

Schedule II--Valuation and Qualifying Accounts
   For the years ended December 31, 2000, 1999 and 1998............     F-57




Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

SELECTED FINANCIAL DATA Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                   (dollars in millions, except per share amounts)
                                                                      2000         1999          1998         1997           1996
------------------------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
Operating revenues                                               $  64,707    $  58,194     $  57,075    $  53,575      $  50,411
Operating income                                                    16,758       15,953        11,756       10,881         11,392
Income before extraordinary items and
   cumulative effect of changes in accounting principles            10,810        8,296         5,326        5,181          5,818
     Per common share-basic                                           3.98         3.03          1.94         1.90           2.13
     Per common share-diluted                                         3.95         2.98          1.92         1.89           2.12
Net income                                                          11,797        8,260         4,980        5,181          6,091
Net income available to common shareowners                          11,787        8,260         4,948        5,181          6,091
     Per common share-basic                                           4.34         3.02          1.81         1.90           2.23
     Per common share-diluted                                         4.31         2.97          1.79         1.89           2.22
Cash dividends declared per common share                              1.54         1.54          1.54         1.51           1.44

FINANCIAL POSITION
Total assets                                                     $ 164,735    $ 112,830     $  98,164    $  95,742      $  91,538
Long-term debt                                                      42,491       32,419        33,064       27,759         28,496
Employee benefit obligations                                        12,543       13,744        14,788       14,760         14,276
Minority interest, including a portion
   subject to redemption requirements                               21,830        1,900         2,490        3,338          4,456
Shareowners' investment                                             34,578       26,376        21,435       20,632         20,184

Note: All amounts have been restated to reflect financial information of Bell Atlantic and GTE as if they had been combined as of the beginning of the earliest period presented.

 . Significant events affecting our historical earnings trends in 1998 through 2000 are described in Management's Discussion and Analysis of Results of Operations and Financial Condition.
 .  1997 data includes retirement incentive costs, merger-related costs and other special items.
 . 1996 data includes retirement incentive costs, other special items and the effect of the adoption of a change in accounting for directory publishing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

Verizon Communications Inc., formed in 2000 by the merger of Bell Atlantic Corporation and GTE Corporation, is one of the world's leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with nearly 109 million access line equivalents and more than 27.5 million wireless customers, as well as the world's largest provider of print and online directory information. With approximately 260,000 employees and nearly $65 billion in reported revenues, Verizon's global presence extends to over 40 countries in the Americas, Europe, Asia and the Pacific.

The merger of Bell Atlantic and GTE qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes. As a result, we have restated our consolidated financial statements for all dates and periods presented in this report prior to the merger to reflect the combined results of Bell Atlantic and GTE as of the beginning of the earliest period presented.

Also in 2000, Verizon and Vodafone Group plc consummated the previously announced agreement to combine U.S. wireless assets, including cellular, Personal Communications Services (PCS) and paging operations. Vodafone contributed its U.S. wireless operations to a Verizon partnership in exchange for a 45% economic interest in the partnership. We accounted for this transaction as a purchase business combination.

We operate and manage around four segments: Domestic Telecom, Domestic Wireless, International and Information Services. Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, long distance, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services. Domestic Wireless products and services include cellular, PCS and paging services and equipment sales. International operations include wireline and wireless communications operations, investments and management contracts in the Americas, Europe, Asia and the Pacific. Information Services includes domestic and international publishing businesses including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In this section, we discuss our overall reported results and highlight special and nonrecurring items. In the following section, we review the performance of our segments on what we call an adjusted basis. This means we adjust the segments' reported results for the effects of these items, which management does not consider in assessing segment performance due primarily to their nonrecurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding trends from period to period.

We reported net income available to common shareowners of $11,787 million, or $4.31 diluted earnings per share for the year ended December 31, 2000, compared to net income available to common shareowners of $8,260 million, or $2.97 diluted earnings per share for the year ended December 31, 1999. In 1998, we reported net income available to common shareowners of $4,948 million, or $1.79 diluted earnings per share.

Our reported results for all three years were affected by special items. After adjusting for such items, net income would have been $7,962 million, or $2.91 diluted earnings per share in 2000, $7,895 million, or $2.84 diluted earnings per share in 1999, and $7,358 million, or $2.67 diluted earnings per share in 1998.

The table below summarizes reported and adjusted results of operations for each period.

                                (dollars in millions, except per share amounts)
Years Ended December 31,                         2000         1999        1998
--------------------------------------------------------------------------------

Reported operating revenues                 $  64,707    $  58,194    $ 57,075
Reported operating expenses                    47,949       42,241      45,319
                                          --------------------------------------
Reported operating income                      16,758       15,953      11,756

REPORTED NET INCOME AVAILABLE TO
   COMMON SHAREOWNERS                          11,787        8,260       4,948
                                          --------------------------------------

Bell Atlantic-GTE merger-related
   costs                                          749            -           -
Merger transition and integration costs           316          126         121
Gains on sales of assets, net                  (1,987)        (819)        222
Gain on CWC stock                              (1,941)           -           -
Settlement gains and enhancement costs           (564)        (410)        645
Mark-to-market adjustment for C&W/NTL
   exchangeable notes                            (431)         432           -
Genuity loss                                      281          325         258
Wireless joint venture                              -         (173)          -
NorthPoint investment write-off                   153            -           -
International restructuring                        50            -           -
Other charges and special items                   526          126         786
Extraordinary items                            (1,027)          36         346
Impact of accounting change
   (SAB No. 101)                                   40           (8)          -
Redemption of minority interest and
   investee/subsidiary preferred stock             10            -          32
                                          --------------------------------------
ADJUSTED NET INCOME                         $   7,962    $   7,895    $  7,358
                                          ======================================
DILUTED EARNINGS PER SHARE-REPORTED         $    4.31    $    2.97    $   1.79
DILUTED EARNINGS PER SHARE-ADJUSTED         $    2.91    $    2.84    $   2.67

The following is further explanation of the nature and timing of these special items.

--------------------------------------------------------------------------------
Completion of Mergers
--------------------------------------------------------------------------------

On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes. As a result, we have restated our consolidated financial statements for all dates and periods prior to the merger to reflect the combined results of Bell Atlantic and GTE as of the beginning of the earliest period presented.

In August 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

The following table summarizes the one-time charges incurred for each merger. Amounts for 2000 pertain to the Bell Atlantic-GTE merger. Transition and integration costs for 1999 and 1998 pertain to the Bell Atlantic-NYNEX merger.

                                                           (dollars in millions)
Years Ended December 31,                        2000         1999          1998
--------------------------------------------------------------------------------

DIRECT INCREMENTAL COSTS
Compensation arrangements                  $     210       $    -       $     -
Professional services                            161            -             -
Shareowner-related                                35            -             -
Registration, regulatory and other                66            -             -
                                           -------------------------------------
TOTAL DIRECT INCREMENTAL COSTS                   472            -             -
                                           -------------------------------------

EMPLOYEE SEVERANCE COSTS                         584            -             -
                                           -------------------------------------

TRANSITION AND INTEGRATION COSTS
Systems modifications                             99          186           149
Branding                                         240            1            31
Relocation, training and other                   355           18            16
                                           -------------------------------------
TOTAL TRANSITION AND INTEGRATION COSTS           694          205           196
                                           -------------------------------------
TOTAL MERGER-RELATED COSTS                 $   1,750       $  205       $   196
                                           =====================================

MERGER-RELATED COSTS
Direct Incremental Costs

Direct incremental costs related to the Bell Atlantic-GTE merger of $472 million ($378 million after-tax, or $.14 per diluted share) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger and payments to employees to satisfy contractual obligations triggered by the changes in control. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

Employee Severance Costs

Employee severance costs related to the Bell Atlantic-GTE merger of $584 million ($371 million after-tax, or $.14 per diluted share), as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 were located in the United States and approximately 300 were located at various international locations. The separations either have or are expected to occur as a result of consolidations and process enhancements within our operating segments.

Transition and Integration Costs

In addition to the direct incremental merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur a total of approximately $2.0 billion of transition costs related to the Bell Atlantic-GTE merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $694 million ($316 million after taxes and minority interests, or $.12 per diluted share) in 2000.

In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs similar in nature to the Bell Atlantic-GTE merger transition costs of $205 million ($126 million after-tax, or $.05 per diluted share) in 1999 and $196 million ($121 million after-tax, or $.04 per diluted share) in 1998.

--------------------------------------------------------------------------------
Gains on Sales of Assets, Net
--------------------------------------------------------------------------------

During 2000 and 1999, we recognized net gains related to sales of assets and impairments of assets held for sale. During 1998, we recognized net losses related to impairments of assets held for sale. Impairments were based on expected future cash flows. These net gains and losses are summarized as follows:

                                                                                       (dollars in millions)
Years Ended December 31,                       2000                        1999                        1998
------------------------------------------------------------------------------------------------------------
                                Pretax    After-tax         Pretax    After-tax        Pretax     After-tax
                               -----------------------------------------------------------------------------
Wireline property
   sales                       $ 3,051      $ 1,856        $     -      $     -        $    -      $      -
Wireless overlap sales           1,922        1,156              -            -             -             -
Other, net                      (1,180)      (1,025)         1,379          819          (361)         (222)
                               -----------------------------------------------------------------------------
                               $ 3,793      $ 1,987        $ 1,379      $   819        $ (361)     $   (222)
                               =============================================================================

As required, gains on sales of wireless overlap properties that occurred prior to the closing of the Bell Atlantic-GTE merger are included in operating income and in the table above. Gains on sales of wireless overlap properties that occurred after the Bell Atlantic-GTE merger are classified as extraordinary items. See "Extraordinary Items" below for gains on sales of wireless overlap properties subsequent to the Bell Atlantic-GTE merger.

Wireline Property Sales

During 1998, GTE committed to sell approximately 1.6 million non-strategic domestic access lines located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. During 1999, definitive sales agreements were reached for the sale of all 1.6 million lines.

During 2000, we sold non-strategic access lines of former GTE properties listed above, except for those located in Arizona and California, for combined cash proceeds of approximately $4,903 million and $125 million in convertible preferred stock. The pretax gain on the sales was $3,051 million ($1,856 million after-tax, or $.68 per diluted share). The remaining sales are expected to close in 2001.

Wireless Overlap Sales

A U.S. Department of Justice consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone Group plc and PrimeCo Personal Communications, L.P. to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Bell Atlantic-GTE merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation that provided for the exchange of a former Bell Atlantic Mobile market cluster in the Southwestern U.S. for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share). For a description of the resolution of the remaining service area conflicts, see "Extraordinary Items" below.

Other Transactions

During 2000, we recorded charges related to the write-down of certain impaired assets, determined based on expected future cash flows, and other charges of $1,180 million pretax ($1,025 million after-tax, or $.37 per diluted share), as follows:

                                 (dollars in millions, except per share amounts)
                                                                    Per diluted
Year Ended December 31, 2000                Pretax     After-tax          share
--------------------------------------------------------------------------------

GTE Airfone and Video impairment          $    566     $     362       $    .13
CLEC impairment                                334           218            .08
Real estate consolidation and other
   merger-related charges                      220           142            .05
Deferred taxes on contribution to
   the wireless joint venture                    -           249            .09
Other, net                                      60            54            .02
                                          --------------------------------------
                                          $  1,180     $   1,025       $    .37
                                          ======================================

In connection with our decisions to exit the video business and GTE Airfone (a company involved in air-to-ground communications), in the second quarter of 2000 we recorded an impairment charge to reduce the carrying value of these investments to their estimated net realizable value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

The competitive local exchange carrier (CLEC) impairment primarily relates to the revaluation of assets and the accrual of costs pertaining to certain long-term contracts due to strategic changes in our approach to offering bundled services both in and out of its franchise areas. The revised approach to providing such services resulted, in part, from post-merger integration activities and acquisitions.

The real estate consolidation and other merger-related charges include the revaluation of assets and the accrual of costs to exit leased facilities that are in excess of our needs as the result of post-merger integration activities.

The deferred tax charge is non-cash and was recorded as the result of the contribution in July 2000 of the GTE Wireless assets to Verizon Wireless based on the differences between the book and tax bases of assets contributed.

During 1999, we sold substantially all of GTE Government Systems to General Dynamics Corporation for $1.0 billion in cash. The pretax gain on the sale was $754 million ($445 million after-tax, or $.16 per diluted share). In addition, during 1999, we recorded a net pretax gain of $112 million ($66 million after-tax, or $.02 per diluted share), primarily associated with the sale of the remaining major division of GTE Government Systems to DynCorp. The 1999 year-to-date net gains for asset sales also include a pretax gain of $513 million ($308 million after-tax, or $.11 per diluted share) associated with the merger of BC TELECOM Inc. and TELUS Communications Inc. during the first quarter of 1999.

During the first quarter of 1998, we committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. Based on the decision to sell, we recorded a pretax charge of $200 million ($117 million after-tax, or $.04 per diluted share) to reduce the carrying value of the assets to estimated net sales proceeds.

Also in 1998, after completing a review of our operations, we decided to scale back the deployment of the hybrid fiber coax (HFC) video networks that we built in certain test markets. Due to the significant change in the scale of the HFC networks and the effect on future revenues and expenses, we recorded a pretax charge for impairment of approximately $161 million ($105 million after-tax, or $.04 per diluted share).

--------------------------------------------------------------------------------
Gain on CWC Stock
--------------------------------------------------------------------------------

In May 2000, Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Cable & Wireless Communications plc (CWC) completed a restructuring of CWC. Under the terms of the restructuring, CWC's consumer cable telephone, television and Internet operations were separated from its corporate, business, Internet protocol and wholesale operations. Once separated, the consumer operations were acquired by NTL and the other operations were acquired by C&W. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time.

Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) in Equity in Income (Loss) From Unconsolidated Businesses in the consolidated statements of income and a corresponding increase in the cost basis of the shares received.

--------------------------------------------------------------------------------
Settlement Gains and Enhancement Costs
--------------------------------------------------------------------------------

In 2000 and 1999, we recorded pension settlement gains of $911 million and $663 million pretax ($564 million and $410 million after-tax, or $.21 and $.15 per diluted share), respectively, in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise.

In 1993, we announced a restructuring plan which included a pretax accrual of approximately $1.1 billion for severance and postretirement medical benefits under an involuntary force reduction plan. Since the inception of the retirement incentive program, we recorded additional pretax costs totaling approximately $3.0 billion through December 31, 1998, including $1,021 million ($651 million after-tax, or $.24 per diluted share) in 1998. The enhancement costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items and have been presented net of 1998 settlement gains of $9 million ($6 million after-tax, or less than $.01 per diluted share).

--------------------------------------------------------------------------------
Mark-to-Market Adjustment for
C&W/NTL Exchangeable Notes
--------------------------------------------------------------------------------

In 2000, we recorded a gain on a mark-to-market adjustment of $664 million ($431 million after-tax, or $.16 per diluted share) related to our $3,180 million of notes which are now exchangeable into shares of C&W and NTL. Prior to the reorganization of CWC in May 2000, these notes were exchangeable into shares of CWC. In 1999, we recorded a loss on a mark-to-market adjustment of $664 million ($432 million after-tax, or $.16 per diluted share) related to these notes.

The mark-to-market adjustments are non-cash, non-operational transactions that result in either an increase or decrease in the carrying value of the debt obligation and a charge or credit to income. The mark-to-market adjustments are required because the carrying value of the notes is indexed to the fair market value of C&W's and NTL's common stock. If the combined fair value of the C&W and NTL common stocks declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. If the combined fair value of the C&W and NTL common stock increases, our debt obligation increases and income is decreased. The CWC exchangeable notes may be exchanged beginning in July 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Genuity Loss
--------------------------------------------------------------------------------

In accordance with the provisions of a Federal Communications Commission (FCC) order in June 2000, Genuity Inc., formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity and contains a contingent conversion feature. A complete description of the circumstances in which the conversion feature can be exercised is included in "Other Factors That May Affect Future Results."

In accordance with provisions of the FCC order, the sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000 and are accounting for our investment in Genuity using the cost method. The impact of this change is that Genuity's revenues and expenses, as well as changes in balance sheet accounts and cash flows subsequent to June 30, 2000 are no longer included in our consolidated financial results. As a result, for comparability, we have adjusted the reported results for all periods prior to June 30, 2000 to exclude the results of Genuity. The after-tax losses were $281 million (or $.10 per diluted share) in 2000, $325 million (or $.12 per diluted share) in 1999 and $258 million (or $.09 per diluted share) in 1998.

--------------------------------------------------------------------------------
Wireless Joint Venture
--------------------------------------------------------------------------------

On April 3, 2000, Verizon and Vodafone consummated the previously announced agreement to combine U.S. wireless assets, including cellular, PCS and paging operations. In July 2000, following the closing of the Bell Atlantic-GTE merger, interests in GTE's U.S. wireless assets were contributed to Verizon Wireless. As a result, Verizon owns an economic interest of 55% and Vodafone owns an economic interest of 45% in the wireless joint venture. Adjusted results of operations for 1999 reflect the impact of the wireless joint venture for the comparable period in 1999 so that the 2000 and 1999 financial information is presented on a comparable basis.

--------------------------------------------------------------------------------
Other Charges and Special Items
--------------------------------------------------------------------------------

Other charges and special items recorded during 2000 include the write-off of our investment in NorthPoint Communications Corp. of $155 million ($153 million after-tax, or $.06 per diluted share) as a result of the deterioration in NorthPoint's business, operations and financial condition. We also recorded a pretax charge of $50 million ($50 million after-tax, or $.02 per diluted share) associated with our share of costs incurred at two of our international equity investees to complete employee separation programs.

Other charges and special items in 2000 include the cost of disposing or abandoning redundant assets and discontinued system development projects in connection with the Bell Atlantic-GTE merger of $287 million ($175 million after-tax, or $.06 per diluted share), regulatory settlements of $98 million ($61 million after-tax, or $.02 per diluted share) and other asset write-downs of $416 million ($290 million after-tax, or $.11 per diluted share).

During the first quarter of 1999, we recorded a special charge of $192 million ($119 million after-tax, or $.04 per diluted share) associated with employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees. The programs were completed in early April 1999, as planned, consistent with the original cost estimates.

In 1998, we recorded total pretax charges of $918 million ($786 million after-tax, or $.28 per diluted share) related to the write-down of assets, exit of business activities, consolidation of facilities, the elimination of employee functions and other actions as discussed below.

In 1998, we recorded pretax charges of $485 million to adjust the carrying values of two Asian investments, TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. We account for these investments under the cost method. We continue to monitor the political, economic, and financial aspects of our remaining investments in Thailand and Indonesia, as well as other investments. The book value of our remaining Asian investments was approximately $179 million at December 31, 2000. Should we determine that any further decline in the fair values of these investments is other than temporary, the impact would be recorded in our results of operations.

During the first quarter of 1998, we also committed to a plan to exit a number of other non-strategic domestic business activities. As a result, we recorded a pretax charge of $156 million to reduce the carrying value of affected assets to expected net salvage value and to recognize costs resulting from the exit plan. The major components of the charge included the write-off of network equipment and supplies for discontinued wireless products and services ($81 million); the shutdown of business units developing interactive video products and services and excess printing facilities ($42 million); and the write-off of impaired assets in Latin America ($33 million).

During the first quarter of 1998, we consolidated facilities and centralized or eliminated a variety of employee functions and, as a result, recorded a $107 million pretax charge. During the second half of 1998, we closed several administrative facilities, including the former GTE corporate headquarters in Connecticut and approximately 140 domestic retail stores and other locations. The cost of these actions is composed primarily of employee severance, outplacement and benefit continuation costs for approximately 1,700 employees and other costs to exit locations we no longer use.

We also recorded a pretax charge of approximately $131 million in 1998 related to nonrecurring federal and state regulatory rulings affecting our Domestic Telecom segment. Approximately two thirds of this charge relates to nonrecurring access rate refunds applied by the FCC retroactively in 1997. In addition, the charge included the write-off of mandated costs, including generic software, and other costs we incurred for which revenue recovery was not allowable under the regulatory process.

Other items arising in 1998 included pretax charges totaling $39 million principally associated with the settlement of labor contracts in August 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Extraordinary Items
--------------------------------------------------------------------------------

In June 2000, we entered into a series of definitive sale agreements to resolve service area conflicts prohibited by FCC regulations as a result of the Bell Atlantic-GTE merger (see "Gains on Sales of Assets, Net - Wireless Overlap Sales"). These agreements, which were pursuant to the consent decree issued for the merger, enabled both the formation of Verizon Wireless and the closing of the merger. Since the sales were required pursuant to the consent decree and several occurred after the merger, the gains on sales were recorded net of taxes as Extraordinary Items in the consolidated statements of income.

During the second half of 2000, we completed the sale of the Richmond (former PrimeCo) wireless market to CFW Communications Company in exchange for two wireless rural service areas in Virginia and cash. The sale resulted in a pretax gain of $184 million ($112 million after-tax, or $.04 per diluted share). In addition, we completed the sales of the consolidated markets in Washington and Texas and unconsolidated interests in Texas (former GTE) to SBC Communications. The sales resulted in a pretax gain of $886 million ($532 million after-tax, or $.19 per diluted share). Also, we completed the sale of the San Diego (former
GTE) market to AT&T Wireless. The sale resulted in a pretax gain of $304 million ($182 million after-tax, or $.07 per diluted share). In 2000, we also completed the sale of the Houston PCS (former PrimeCo) wireless overlap market to AT&T Wireless, resulting in a pretax gain of $350 million ($213 million after-tax, or $.08 per diluted share).

During the first quarter of 2000, we retired $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share). During the fourth quarter of 2000, we retired $61.6 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $4 million ($3 million after-tax, or less than $.01 per diluted share).

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

During 1998, we recorded pretax extraordinary charges of $616 million ($346 million after-tax, or $.13 per diluted share). Approximately $300 million of the after-tax charge related to the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by our Canadian operations. The decision by our Canadian subsidiaries to discontinue using regulatory accounting practices was in response to rulings by the Canadian regulatory commission in March 1998 that opened the Canadian telecommunications market to full competition. Under SFAS No. 71, certain assets were depreciated and certain expenses were recognized over a longer period of time than would have been the case in a competitive environment. This charge includes a reduction in the net carrying value of property, plant and equipment of $270 million to reflect impairment based on the estimated cash flows that the assets are expected to generate in a competitive environment and a reduction in costs that had been capitalized based on the expectation of future recovery of approximately $30 million. In addition, during the first quarter of 1998, we called $800 million of high-coupon debt and preferred stock prior to their stated maturity date, resulting in a pretax extraordinary charge of $31 million ($20 million after-tax, or less than $.01 per diluted share). Also, in 1998, we recorded pretax extraordinary charges of $40 million ($26 million after-tax, or $.01 per diluted share) associated with the early extinguishment of debentures and refunding mortgage bonds of the operating telephone subsidiaries and debt issued by Fiberoptic Link Around the Globe Ltd. (FLAG), an investment accounted for under the equity method.

--------------------------------------------------------------------------------
SAB No. 101 Impact
--------------------------------------------------------------------------------

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. The impact to Verizon pertains to the deferral of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. Our 1999 adjusted results reflect the impact of newly effective accounting rules on revenue recognition, had the rules been effective January 1, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

Special items are reflected in our consolidated statements of income for each period as follows:

                                                           (dollars in millions)
Years Ended December 31,                         2000        1999          1998
--------------------------------------------------------------------------------

OPERATING REVENUES
Operations sold                              $   (874)   $ (1,390)    $  (1,346)
Deconsolidation of Genuity                       (529)       (807)         (468)
Wireless joint venture                              -       4,282             -
Deconsolidation of BC TELECOM                       -           -        (2,153)
Impact of accounting change
   (SAB No. 101)                                    -        (117)            -
Other special Items                               119        (981)         (934)
                                             -----------------------------------
                                               (1,284)        987        (4,901)
                                             -----------------------------------
OPERATIONS AND SUPPORT EXPENSE
Operations sold                                   325         522           496
Bell Atlantic-GTE merger-related costs          1,056           -             -
Merger transition costs                           694         205           196
Settlement gains                                 (911)       (663)           (9)
Deconsolidation of Genuity                        829       1,123           761
Wireless joint venture                              -      (2,695)            -
Deconsolidation of BC TELECOM                       -           -         1,252
Retirement incentive costs                          -           -         1,021
Impact of accounting change
   (SAB No. 101)                                    -         114             -
Other special items                               639       1,164         1,352

DEPRECIATION AND AMORTIZATION
Operations sold                                    19          46           243
Deconsolidation of Genuity                        112         168            99
Wireless joint venture                              -      (1,548)            -
Deconsolidation of BC TELECOM                       -           -           312
Other special items                                 3           -           (19)

GAINS ON SALES OF ASSETS, NET                  (3,793)     (1,379)          361
                                             -----------------------------------
                                               (2,311)     (1,956)        1,164
                                             -----------------------------------
OPERATING INCOME IMPACT OF OPERATIONS SOLD        530         822           607

EQUITY IN (INCOME) LOSS FROM
   UNCONSOLIDATED BUSINESSES
Gain on CWC stock                              (3,088)          -             -
International restructuring                        50           -             -
Wireless joint venture                              -         108             -
Deconsolidation of BC TELECOM                       -           -           135
Impact of accounting change
   (SAB No. 101)                                    -          (5)            -
Other special items                               155           1           511

OTHER (INCOME) AND EXPENSE, NET
Total special items                                18          (7)           (8)

INTEREST EXPENSE
Wireless joint venture                              -        (100)            -
Deconsolidation of BC TELECOM                       -           -            89
Other special items                                35           2            11

MINORITY INTEREST
Merger transition costs                          (204)          -             -
Wireless joint venture                              -        (379)            -
Deconsolidation of BC TELECOM                       -           -           133
Other special items                                 -           -           (13)

MARK-TO-MARKET ADJUSTMENT FOR
   C&W/NTL EXCHANGEABLE NOTES                    (664)        664             -
                                             -----------------------------------
TOTAL SPECIAL ITEMS-PRETAX                     (5,479)       (850)        2,629
Tax effect of special items and
   other tax-related items                      2,631         449          (597)
                                             -----------------------------------
TOTAL SPECIAL ITEMS-AFTER-TAX                  (2,848)       (401)        2,032
Extraordinary Items, Net of Tax                (1,027)         36           346
Cumulative Effect of Change in
   Accounting Principle, Net of Tax                40           -             -
Redemption of Minority Interest and
   Investee/Subsidiary Preferred Stock             10           -            32
                                             -----------------------------------
TOTAL SPECIAL ITEMS                          $ (3,825)   $   (365)    $   2,410
                                             ===================================

--------------------------------------------------------------------------------
Deconsolidation of BC TELECOM
--------------------------------------------------------------------------------

On December 31, 1998, we had a 50.8% ownership interest in BC TELECOM, a full-service telecommunications provider in the province of British Columbia, Canada. In January 1999, BC TELECOM and TELUS Corporation merged to form a new public company. Our ownership interest in the merged company, TELUS, was approximately 26.7% and, as such, we changed the accounting for our investment from consolidation to the equity method. Accordingly, BC TELECOM's results of operations for 1998 are reflected in reported revenues and expenses, while for 2000 and 1999 TELUS net results are reported as a component of Equity in Income
(Loss) from Unconsolidated Businesses in the consolidated statements of income. In the preceding table, 1998 results of BC TELECOM are deconsolidated to be comparable with 2000 and 1999. Consolidated net income and earnings per share for 1998 are not affected by this change in accounting method.

--------------------------------------------------------------------------------
SEGMENT RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 19 to the consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that management excludes in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously described the more significant of these transactions in the "Consolidated Results of Operations" section.

Special items affected our segments as follows:

                                                           (dollars in millions)
Years Ended December 31,                     2000          1999            1998
--------------------------------------------------------------------------------

DOMESTIC TELECOM
Reported net income                    $    6,057     $   5,664       $   4,072
Special items                                (922)         (644)            678
                                       -----------------------------------------
Adjusted net income                    $    5,135     $   5,020       $   4,750
                                       =========================================

DOMESTIC WIRELESS
Reported net income                    $      854     $     614       $     906
Special items                                (410)           14              56
                                       -----------------------------------------
Adjusted net income                    $      444     $     628       $     962
                                       =========================================

INTERNATIONAL
Reported net income (loss)             $    2,547     $     608       $    (381)
Special items                              (1,814)           10             891
                                       -----------------------------------------
Adjusted net income                    $      733     $     618       $     510
                                       =========================================

INFORMATION SERVICES
Reported net income                    $    1,098     $   1,197       $   1,113
Special items                                 140            14              32
                                       -----------------------------------------
Adjusted net income                    $    1,238     $   1,211       $   1,145
                                       =========================================

CORPORATE AND OTHER
Reported net income (loss)             $    1,241     $     177       $    (730)
Special items                                (829)          241             721
                                       -----------------------------------------
Adjusted net income (loss)             $      412     $     418       $      (9)
                                       =========================================

Corporate and Other includes intersegment eliminations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Domestic Telecom
--------------------------------------------------------------------------------

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

HIGHLIGHTS

Healthy demand for core communications services and robust demand for new data services enabled the Domestic Telecom group to increase total operating revenues 3.9% in 2000 and 3.3% in 1999 over the respective prior year. Much of this growth was generated by increased sales of core and advanced communications services, primarily our data services that grew 30% in 2000 and 32% in 1999. These revenues include our high-bandwidth, packet-switched and special access services, as well as our network integration business. We ended the year 2000 with 108.8 million access line equivalents in service, an increase of 20.0% from December 31, 1999. These include data circuits equivalent to 45.9 million voice-grade lines, 60% more than 1999, as more customers chose high-capacity, high-speed transport services, and 62.9 million access lines, a 1.4% increase. In 1999, access line equivalents in service were 90.7 million, an increase of 12.2% over 1998 and included data circuits equivalent to 28.7 million access lines, a 37.0% increase over 1998. Access minutes of use increased 4.2% in 2000 and 6.3% in 1999. Our interLATA long distance business showed strong growth in 2000, fueled by the introduction of interLATA long distance service in the State of New York at the beginning of the year. We ended the year 2000 with almost 1.4 million long distance subscribers in New York, representing approximately 20% of the consumer market, and nearly 4.9 million customers nationwide, an increase of more than 44% from the prior year. In 1999, long distance customers totaled 3.4 million, an increase of nearly 25% over 1998. Operating revenue growth in both years was negatively affected by federal and state regulatory rate reductions totaling approximately $860 million in 2000, $660 million in 1999 and $725 million in 1998, primarily affecting our network access revenues.

Higher costs associated with entering new businesses such as long distance and data services were the principal driver of increases in operating expenses of 4.4% in 2000 and 2.3% in 1999. These entry costs include customer acquisition expenses associated with the launch of long distance in New York in 2000 and costs related to marketing, distribution and service installation of our Digital Subscriber Line (DSL) service. The effect of cost containment measures partially offset expense increases in both years.

Wireline Property Sales

As discussed earlier under "Consolidated Results of Operations," we have either recently sold or committed to sell wireline properties representing approximately 1.7% of the total Domestic Telecom access lines. The effect of these dispositions largely depends on the timing of the sales and the reinvestment of the proceeds. As of December 31, 2000, we have sold all but approximately 65,000 access lines. Those remaining access lines are under definitive sale agreements. For comparability purposes, the adjusted results of operations shown in the table below exclude the operating revenues and expenses contributed by the properties that have been sold or will be sold in early 2001. These operating revenues were approximately $766 million, $1,151 million and $1,124 million for the years 2000, 1999 and 1998, respectively. Operating expenses contributed by the sold properties were approximately $253 million, $378 million and $566 million for the years 2000, 1999 and 1998, respectively. Net income contributed by the sold properties was approximately $314 million, $475 million and $345 million for the years 2000, 1999 and 1998, respectively. For additional information on wireline property sales, see Note 3 to the consolidated financial statements.

Additional financial information about Domestic Telecom's results of operations for 2000, 1999, and 1998 follows:

Years Ended December 31,                                  (dollars in millions)
Results of Operations-Adjusted Basis          2000          1999          1998
--------------------------------------------------------------------------------

OPERATING REVENUES
Local services                          $   21,368     $  20,600    $   19,960
Network access services                     13,142        12,827        12,434
Long distance services                       3,153         3,183         3,288
Other services                               5,680         5,113         4,713
                                        ----------------------------------------
                                            43,343        41,723        40,395
                                        ----------------------------------------
OPERATING EXPENSES
Operations and support                      24,537        23,691        23,449
Depreciation and amortization                8,752         8,200         7,711
                                        ----------------------------------------
                                            33,289        31,891        31,160
                                        ----------------------------------------
OPERATING INCOME                        $   10,054     $   9,832    $    9,235
                                        ========================================

ADJUSTED NET INCOME                     $    5,135     $   5,020    $    4,750

OPERATING REVENUES

Local Services

Local service revenues are earned by our operating telephone subsidiaries from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also include wholesale revenues from unbundled network element (UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

Growth in local service revenues of $768 million, or 3.7% in 2000 and $640 million, or 3.2% in 1999 was driven by higher usage of our network facilities. This growth, generated in part by an increase in access lines in service in each year, reflects strong customer demand and usage of our data transport and digital services. Both years also reflect solid demand for our value-added services as a result of new packaging of services, as well as growth in wireless interconnection, inside wire maintenance, and national directory assistance services. In 2000, revenue growth was partially attributable to the favorable resolution of certain regulatory matters and the impact of implementing SAB No.
101. Revenue growth associated with SAB No. 101 was entirely offset by corresponding increases in operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

Local service revenue growth was partially offset in both years by the effect of resold and UNE platforms, as well as the effect of net regulatory price reductions and customer rebates.

See "Other Factors That May Affect Future Results" for additional information on the Telecommunications Act of 1996 (1996 Act) and its impact on the local exchange market.

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

Our network access revenues grew $315 million, or 2.5%, in 2000 and $393 million, or 3.2%, in 1999. This growth was mainly attributable to higher customer demand, primarily for special access services that grew approximately 36% in both 2000 and 1999. This volume growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services. Growth in access minutes of use and higher revenues received from customers for the recovery of local number portability also contributed to network access revenue growth in both years.

Volume-related growth was substantially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our operating telephone subsidiaries with respect to certain intrastate rates and services and certain other matters. State rate reductions on access services were approximately $285 million in 2000, $220 million in 1999 and $180 million in 1998.

The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. Interstate price reductions on access services were approximately $520 million in 2000, $380 million in 1999 and $360 million in 1998. Beginning in January 1998, the rates include amounts necessary to recover our operating telephone subsidiaries' contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. The subsidiaries' contributions to the universal service fund are included in Operations and Support Expense.

See "Other Factors That May Affect Future Results" for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements.

Long Distance Services
Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues declined $30 million, or .9%, in 2000 and $105 million, or 3.2%, in 1999. Revenues in both periods reflect higher demand for interLATA long distance services throughout the region, including the introduction of our interLATA long distance service in the State of New York in the first quarter of 2000.

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

See also "Other Factors That May Affect Future Results" for a discussion of our plans to enter the interLATA long distance market in other states in our region.

Other Services
Our other services include such services as billing and collections for long distance carriers, collocation for competitive local exchange carriers, public
(coin) telephone and customer premises equipment services. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, Internet access, and data solutions and systems integration businesses.

Revenues from other services grew $567 million, or 11.1%, in 2000 and $400 million, or 8.5%, in 1999. Revenue growth in both years was attributable to higher payments received from competitive local exchange carriers for interconnection of their networks with our network. Revenue growth was also boosted by higher demand for such services as systems integration and data solutions and inventory management and purchasing services, primarily due to new contracts with business customers. These factors were partially offset in both years by lower demand for our billing and collection, public telephone and directory services.

OPERATING EXPENSES
Operations and Support
Operations and support, which consists of employee costs and other operating expenses, increased by $846 million, or 3.6%, in 2000 and by $242 million, or 1.0%, in 1999. These expense increases were principally due to higher costs associated with entering new businesses such as long distance and data services and higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). Higher costs at our operating telephone subsidiaries, including salary and wage increases for management and non-management employees and the effect of higher work force levels also contributed to cost increases in both years. In 2000, expense increases reflect the implementation of SAB No. 101. Expense increases associated with SAB No. 101 were entirely offset by corresponding increases in operating revenues, as described earlier. Higher costs associated with Year 2000 readiness also contributed to expense increases in 1999.

Cost increases in both years were partially offset by a decline in pension and benefit costs. The decline in pension and benefit costs was chiefly due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were offset, in part, by changes in certain plan provisions, increased health care costs caused by inflation, savings plan benefit improvements for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

certain management employees, as well as benefit improvements provided for under new contracts with other employees. In 2000, we executed new contracts with unions representing our employees. The new contracts provide for wage and pension increases and other benefit improvements, including annual wage increases of 4%, 3% and 5%, beginning in August 2000. Customer service representatives received an additional 4% wage increase. Pension benefits for active employees will increase by 5% on July 1, 2001, 5% on July 1, 2002 and 4% on July 1, 2003. The contracts also include team-based incentive awards for meeting higher service performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to overtime, access to work and employment security. In addition, all union-represented employees were granted options to purchase 100 shares of our common stock.

In 1999, the effect of a new accounting standard, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," further reduced operations and support expenses. Under SOP No. 98-1, we capitalize the cost of internal use software which has a useful life in excess of one year. Previously, we expensed most of these software purchases in the period in which they were incurred. For additional information on SOP No. 98-1, see Note 1 to the consolidated financial statements.

For additional information on reciprocal compensation refer to "Other Factors That May Affect Future Results - Compensation for Internet Traffic."

Depreciation and Amortization
Depreciation and amortization expense increased by $552 million, or 6.7%, in 2000 and by $489 million, or 6.3%, in 1999. These expense increases were principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and the adoption of SOP No. 98-1. These factors were partially offset in both years by the effect of lower rates of depreciation.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

Our Domestic Wireless segment provides cellular, PCS and paging services and equipment sales. This segment primarily represents the operations of Verizon Wireless, a joint venture combining our merged wireless properties with the U.S. properties and paging assets of Vodafone, including the consolidation of PrimeCo. The formation of Verizon Wireless occurred in April 2000. Effective with the contribution of the GTE Wireless assets in July 2000, Verizon owns a 55% interest in the joint venture and Vodafone owns the remaining 45%. Accordingly, the information presented below reflects the combined results of Verizon Wireless. All periods prior to the formation of Verizon Wireless are reported on a historical basis and, therefore, do not reflect the contribution of the Vodafone properties and the consolidation of PrimeCo.

HIGHLIGHTS
Our Domestic Wireless segment ended the year 2000 with more than 27.5 million customers, an increase of 88.4% over year-end 1999. At year-end 1999, customers totaled approximately 14.6 million, an increase of 32.7% over year-end 1998. The 2000 growth in customers is primarily attributable to the formation of Verizon Wireless in 2000. In addition, more than half of Verizon Wireless customers now subscribe to CDMA (Code Division Multiple Access) digital services, and generate more than 80% of the company's busy-hour usage, compared to 65% at mid-year. More than 750,000 customers subscribe to the company's wireless data services, including Mobile Web Internet access.

During the fourth quarter of 2000, Verizon Wireless agreed to acquire Price Communications Wireless, a wholly owned subsidiary of Price Communications, for $1.5 billion in Verizon Wireless stock and the assumption of $550 million in net debt. The transaction is conditioned upon completion of the Verizon Wireless initial public offering. The deal will significantly expand the company's footprint in the Southeastern U.S. and add approximately 500,000 customers. See "Other Factors that May Affect Future Results - Recent Developments."

Verizon Wireless was the winning bidder for 113 licenses in the FCC's recently concluded auction of 1.9 GHz spectrum. The company added capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco, for a total price of approximately $8.8 billion. Verizon Wireless now has spectrum in all 50 of the top 50 Metropolitan Statistical Areas in the United States.

As discussed earlier under "Consolidated Results of Operations," we either have recently disposed of, or are committed to dispose of, certain wireless properties in order to resolve overlaps created by the Bell Atlantic-GTE merger and prohibited by the FCC. The effect of these dispositions will largely depend on the timing of the sales and the reinvestment of the proceeds. In some cases, these dispositions involve the exchanges of wireless properties that will be accounted for as purchase business combinations with a step-up in the carrying value of the assets received in the exchanges. For additional information on wireless property sales, see Note 3 and Note 5 to the consolidated financial statements.

Additional financial information about Domestic Wireless results of operations for 2000, 1999, and 1998 follows:

Years Ended December 31,                                  (dollars in millions)
Results of Operations-Adjusted Basis             2000         1999        1998
--------------------------------------------------------------------------------

OPERATING REVENUES
Wireless services                            $ 14,236      $ 7,653    $  6,652
                                           -------------------------------------
OPERATING EXPENSES
Operations and support                          9,563        5,166       4,174
Depreciation and amortization                   2,894        1,100         959
                                           -------------------------------------
                                               12,457        6,266       5,133
                                           -------------------------------------
OPERATING INCOME                             $  1,779      $ 1,387    $  1,519
                                           =====================================
EQUITY IN INCOME (LOSS) FROM
   UNCONSOLIDATED BUSINESSES                 $     55      $     1    $    (89)
MINORITY INTEREST                            $   (504)     $   (76)   $    (93)
ADJUSTED NET INCOME                          $    444      $   628    $    962

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

OPERATING REVENUES
Revenues earned from our consolidated wireless businesses grew by $6,583 million, or 86.0%, in 2000 and $1,001 million, or 15.0%, in 1999. By including the revenues of the properties of the wireless joint venture on a basis comparable with 2000, revenues were $2,300 million, or 19.3%, higher than 1999. On this comparable basis, revenue growth was largely attributable to customer additions and stable revenue per customer per month. Our domestic wireless customer base grew to 27.5 million customers in 2000, compared to 23.8 million customers in 1999, an increase of nearly 16%. During the year, 1.1 million customers selected one of Verizon Wireless's new national SingleRate plans. Over 70% of national SingleRate subscribers are taking plans at $55 a month or higher.

Revenues for 1999 were $7,653 million, an increase of $1,001 million, or 15.0%, compared to 1998. The increase was primarily the result of an increase in the number of subscribers. Excluding acquisitions, revenues were $7,462 million, or 12.2% higher than 1998. The revenue growth was due to the growth in the customer base as well as the migration of analog subscribers to digital service.

OPERATING EXPENSES
Operations and Support
Operations and support expenses, which represent employee costs and other operating expenses, increased by $4,397 million, or 85.1%, in 2000 and $992 million, or 23.8%, in 1999. The increase in 2000 over the prior year is principally the result of the formation of the wireless joint venture in the second quarter of 2000. By including the expenses of the properties of the wireless joint venture on a basis comparable with 2000, operations and support expenses were $1,693 million, or 21.5%, higher than 1999. Higher costs were attributable to the significant growth in the subscriber base described above, as well as the continuing migration of analog customers to digital.

The increased costs in 1999 were primarily attributable to increased service costs due to the growth in our subscriber base, including additional costs of equipment, higher roaming payments to wireless carriers, and higher sales commissions.

Depreciation and Amortization
Depreciation and amortization expense increased by $1,794 million, or 163.1%, in 2000 and by $141 million, or 14.7%, in 1999. The increase in 2000 over the prior year was mainly attributable to the formation of the wireless joint venture in the second quarter of 2000. Adjusting for the joint venture in a manner similar to operations and support expenses above, depreciation and amortization was $246 million, or 9.3%, higher than 1999. Capital expenditures for our cellular network have increased in 2000 and 1999 to support increased demand in all markets.

The 1999 increase was mainly attributable to growth in depreciable cellular plant at Bell Atlantic Mobile and GTE Wireless. These increases were primarily due to increased capital expenditures to support the increasing demand for wireless services.

EQUITY IN INCOME (LOSS) FROM UNCONSOLIDATED BUSINESSES
The variances in the 2000 and 1999 results from unconsolidated operations were principally due to the consolidation of PrimeCo in connection with the formation of the wireless joint venture.

The changes in equity in income (loss) from unconsolidated businesses in 1999 and 1998 were principally due to improved operating results from our wireless investments in PrimeCo, driven primarily by strong subscriber growth.

MINORITY INTEREST
The significant increase in minority interest in 2000 was principally due to the formation of the wireless joint venture and the significant minority interest attributable to Vodafone.

--------------------------------------------------------------------------------
International
--------------------------------------------------------------------------------

Our International segment includes international wireline and wireless telecommunication operations, investments and management contracts in the Americas, Europe, Asia and the Pacific. Our consolidated international investments include Grupo Iusacell (Iusacell) (Mexico), CODETEL (Dominican Republic), CTI Holdings, S.A. (CTI) (Argentina) and Micronesian Telecommunications Corporation (Northern Mariana Islands). Our international investments in which we have less than a controlling interest are accounted for on either the cost or equity method.

HIGHLIGHTS
International adjusted net income grew $115 million, or 18.6%, in 2000 and $108 million, or 21.2%, in 1999. This growth was aided by the continued worldwide demand for wireless services. The number of proportionate international wireless customers served by Verizon investments increased 2.6 million in 2000 to more than 8.1 million.

In May 2000, Verizon affiliate, CTI commenced PCS operations in the Buenos Aires greater metropolitan area. CTI now provides wireless service throughout Argentina.

On January 31, 1999, BC TELECOM and TELUS Corporation, merged to form TELUS. TELUS is the premier telecommunications provider in British Columbia and Alberta and has begun to expand its services into Central and Eastern Canada. As a part of this expansion, TELUS acquired approximately 70% of the QuebecTel Group Inc., another Verizon investee, in May 2000 and 98.5% of Clearnet Communications Inc., a national digital wireless company in Canada, in October 2000. The combination of TELUS's and Clearnet's wireless operations created Canada's largest wireless company in terms of annual revenues.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------


Years Ended December 31,                                  (dollars in millions)
Results of Operations-Adjusted Basis        2000          1999            1998
--------------------------------------------------------------------------------

OPERATING REVENUES
Wireline services                        $   758        $  740         $   617
Wireless services                          1,218           974             851
                                       -----------------------------------------
                                           1,976         1,714           1,468
                                       -----------------------------------------
OPERATING EXPENSES
Operations and support                     1,359         1,195           1,131
Depreciation and amortization                355           264             233
                                       -----------------------------------------
                                           1,714         1,459           1,364
                                       -----------------------------------------
OPERATING INCOME                         $   262        $  255         $   104
                                       =========================================

EQUITY IN INCOME FROM
   UNCONSOLIDATED BUSINESSES             $   672        $  547         $   462

ADJUSTED NET INCOME                      $   733        $  618         $   510

The revenues and operating expenses for the International segment exclude QuebecTel, which was deconsolidated in the second quarter of 2000. QuebecTel's net results for all periods are included in Equity in Income From Unconsolidated Businesses.

OPERATING REVENUES
Revenues earned from our international businesses grew by $262 million, or 15.3%, in 2000 and by $246 million, or 16.8%, in 1999. The increase in revenues was primarily due to an increase in wireless subscribers of the consolidated subsidiaries and the start-up of CTI's Buenos Aires PCS operations in the second quarter of 2000, partially offset by lower revenue per customer per month of CTI.

OPERATING EXPENSES
Operations and Support
Operations and support expenses, which represent employee costs and other operating expenses, increased by $164 million, or 13.7%, in 2000 and by $64 million, or 5.7%, in 1999. The higher costs were driven primarily by customer acquisition costs associated with wireless customer growth and the start-up of CTI's Buenos Aires PCS operations.

Depreciation and Amortization
Depreciation and amortization expense increased by $91 million, or 34.5%, in 2000 and by $31 million, or 13.3%, in 1999. This increase reflects the continuing build-out of the Mexican and Argentine wireless networks necessary to meet customer demand.

EQUITY IN INCOME FROM UNCONSOLIDATED BUSINESSES
Equity in income from unconsolidated businesses increased by $125 million, or 22.9%, in 2000 and by $85 million, or 18.4%, in 1999 due to strong subscriber growth at Taiwan Cellular Corporation and Omnitel Pronto Italia S.p.A. and a full twelve months of operations at Telecomunicaciones de Puerto Rico (TELPRI) in 2000. In addition, we no longer record equity losses from our investment in BayanTel, a Philippines-based telecommunications company, since our investment in BayanTel has been written-down to zero and we have no further obligations. These increases were partially offset by lower results at Compania Anonima Nacional Telefonos de Venezuela (CANTV) driven by the weakened Venezuelan economy and delayed tariff increases, as well as lower income from our TCNZ investment driven by the above-mentioned change from the equity to cost method of accounting and a reduction in the TCNZ dividend payout ratio.

--------------------------------------------------------------------------------
Information Services
--------------------------------------------------------------------------------

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.

Years Ended December 31,                                  (dollars in millions)
Results of Operations-Adjusted Basis          2000          1999          1998
--------------------------------------------------------------------------------

OPERATING REVENUES
Information services                        $4,144        $4,086        $3,818
                                          --------------------------------------
OPERATING EXPENSES
Operations and support                       2,026         2,007         1,878
Depreciation and amortization                   74            76            77
                                          --------------------------------------
                                             2,100         2,083         1,955
                                          --------------------------------------
OPERATING INCOME                            $2,044        $2,003        $1,863
                                          ======================================

ADJUSTED NET INCOME                         $1,238        $1,211        $1,145

OPERATING REVENUES
Operating revenues from our Information Services segment improved by $58 million, or 1.4%, in 2000. The 2000 revenue increases were primarily generated by growth in print directory advertising revenue and expansion of our Internet directory service, SuperPages.com(R), offset by reductions in certain affiliated transactions.

In 1999, operating revenue increased by $268 million, or 7.0%, principally as a result of increased pricing for certain directory services and higher business volumes, including revenue from a new Internet-based shopping directory and electronic commerce services. Due to the deconsolidation of BC TELECOM in 1999, Verizon International Directories discontinued netting publication-right fees paid to TELUS against its Yellow Pages advertising revenues. This classification change in reporting increased both 1999 revenues and operating expenses by approximately $82 million, see "Operating Expenses" below. In addition, 1999 results include the activities of Axesa Informacion, Inc., a directory publication business in Puerto Rico in which we acquired a controlling interest in April 1999, as well as revenues from annual technology right-to-use fees paid to us.

OPERATING EXPENSES
In 2000, total operating expenses increased $17 million, or 0.8%, from the corresponding period in 1999. Cost control programs related to directory publishing limited expense increases in 2000.

In 1999, total operating expenses increased $128 million, or 6.5%, largely due to the classification change related to publication-right fees mentioned above and higher costs associated with directory publishing expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NONOPERATING ITEMS
--------------------------------------------------------------------------------

The following discussion of nonoperating items is based on the amounts reported in our consolidated financial statements.

Years Ended December 31,                                   (dollars in millions)
Other Income and (Expense), Net                    2000        1999        1998
--------------------------------------------------------------------------------

Interest income                                   $ 281       $ 101       $ 192
Foreign exchange gains (losses), net                (11)         11          47
Other, net                                           41          31          42
                                                 -------------------------------
Total                                             $ 311       $ 143       $ 281
                                                 ===============================

The change in other income and expense was the result of higher interest income in 2000 due to higher levels of short-term investments, income from our investment in Metromedia Fiber Network, Inc.'s (MFN's) subordinated debt securities and the favorable settlement of a tax-related matter. In 1998, we also recorded interest income in connection with the favorable settlement of tax-related matters.

Foreign exchange gains were affected in 2000 and 1999 primarily by Iusacell, which uses the Mexican peso as its functional currency. Effective January 1, 1999, highly inflationary accounting was discontinued by Iusacell. We expect that our earnings will continue to be affected by any foreign exchange gains or losses associated with the U.S. dollar denominated debt issued by Iusacell. In 1998 we recognized higher foreign exchange gains associated with other international investments.

Years Ended December 31,                                   (dollars in millions)
Interest Expense                                 2000         1999         1998
--------------------------------------------------------------------------------

Total interest expense - reported           $   3,490    $   2,616    $   2,705
Write-down of assets                                -            -          (47)
Other items                                       (42)           -          (46)
                                          --------------------------------------
Subtotal                                        3,448        2,616        2,612
Capitalized interest costs                        230          146          117
                                          --------------------------------------
Total interest costs on debt balances       $   3,678    $   2,762    $   2,729
                                          ======================================
Average debt outstanding                    $  51,987    $  40,821    $  38,626
Effective interest rate                           7.1%         6.8%         7.1%

The rise in interest costs on debt balances in both 2000 and 1999 was principally due to higher average debt levels. The increase in debt levels in 2000 was mainly the result of the debt assumed by Verizon Wireless in connection with the formation of Verizon Wireless and higher capital expenditures in our Domestic Telecom and Domestic Wireless segments. The increase in 1999 was partially offset by the effect of lower interest rates.

                                                           (dollars in millions)
Years Ended December 31,                         2000         1999         1998
--------------------------------------------------------------------------------

Minority interest                             $  (216)     $  (159)     $  (315)

The increase in minority interest in 2000 was primarily due to the impact of the wireless joint venture with Vodafone. This increase was partially offset by the redemption in October 1999 and March 2000 of preferred securities issued by our subsidiary GTE Delaware, L.P. and higher operating losses at Iusacell and our operations in Argentina. The decrease in minority interest in 1999 was largely due to operating losses at Iusacell and the fact that we no longer record a minority interest expense related to an outside party's share of one of our subsidiary's earnings in connection with the sale of our investment in Viacom Inc.

Years Ended December 31,                         2000         1999         1998
--------------------------------------------------------------------------------

Effective income tax rates                       39.3%        37.0%        39.5%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes.

Our reported effective tax rate for 2000 was higher than 1999 primarily due to certain merger-related costs for which no tax benefits were recorded, the write-down of certain investments for which no tax benefits were recorded, deferred taxes recorded in connection with the contribution of GTE Wireless assets to Verizon Wireless and higher state income taxes.

The lower reported effective income tax rate in 1999 as compared to 1998 was principally as a result of the write-down of certain foreign investments in 1998 for which no tax benefits were recorded.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in Note 18 to the consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                           (dollars in millions)
Years Ended December 31,                         2000        1999         1998
--------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN)
Operating activities                        $  15,827   $  17,017    $  15,724
Investing activities                          (16,055)    (17,420)     (12,956)
Financing activities                           (1,048)      1,732       (2,938)
                                          --------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  (1,276)  $   1,329    $    (170)
                                          ======================================


We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at December 31, 2000 and 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing will be needed to fund additional development activities (including the purchase of wireless licenses obtained in the recent FCC auction, see "Other Factors That May Affect Future Results") or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------------------------------------
Cash Flows Provided By Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continued to be cash generated from operations. Decreased cash flow from operations during 2000 resulted primarily from the payment of income taxes on the disposition of businesses and assets. See "Cash Flows Used In Investing Activities" below for additional information on sales of businesses and assets. Improved cash flows from operations during 1999 and 1998 resulted from growth in operating income, partially offset by changes in certain assets and liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

In 1999, the change in certain assets and liabilities largely reflects growth in customer accounts receivable and a reduction in employee benefit obligations primarily due to favorable investment returns and changes in plan provisions and actuarial assumptions. The change in certain assets and liabilities in 1998 reflects the effect of our retirement incentive program that increased employee benefit obligations as a result of special charges recorded through the completion of the program in 1998. An increase in accounts receivable due to subscriber growth and greater usage of our networks, as well as timing differences in the payment of accounts payable and accrued liabilities also contributed to the change.

--------------------------------------------------------------------------------
  Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------

Capital expenditures continued to be our primary use of capital resources. We invested approximately $12,119 million in our Domestic Telecom business in 2000, compared to $10,087 million and $10,000 million in 1999 and 1998, respectively, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $4,322 million in our Domestic Wireless business in 2000, compared to $1,497 million and $1,160 million, respectively, in 1999 and 1998. The increase in 2000 is primarily due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless in April 2000, as well as increased capital spending in existing Bell Atlantic and GTE wireless properties.

Capital spending is expected to be approximately $18.0 billion to $18.5 billion in 2001, excluding the cost of wireless licenses obtained in the recent FCC auction (see "Other Factors That May Affect Future Results"), which is slightly higher than capital spending during 2000.

We invested $2,247 million in acquisitions and investments in businesses during 2000, including approximately $715 million in the equity of MFN and $1,028 million in wireless properties. In 1999, we invested $5,219 million in acquisitions and investments including $3,250 million to acquire approximately half of the wireless properties of Ameritech Corporation, $635 million to increase our ownership percentage in Omnitel from 19.7% to 23.1%, $374 million to fully acquire the cellular properties of Frontier Cellular, $200 million in PrimeCo, $366 million for a 40% interest in TELPRI, a full-service telecommunications provider serving the commonwealth of Puerto Rico, and $120 million for the purchase of the PCS license in Buenos Aires, Argentina. In 1998, we invested $784 million, which included an additional investment of $162 million in Omnitel to increase our ownership interest from 17.45% to 19.7%, $301 million in PrimeCo, and $140 million in our lease financing businesses.

In 2000, we also received cash proceeds on sales of businesses and assets of $6,794 million, including gross cash proceeds of $4,903 million from the sale of non-strategic access lines and $1,464 million from overlap wireless properties, as well as $144 million from the sale of CyberTrust. In 1999, we received cash proceeds on sales of businesses and assets of $1,813 million, including $1,196 million from the sale of a substantial portion of GTE Government Systems and $612 million from the disposition of our remaining investment in Viacom. In 1998, we received cash proceeds of $846 million in connection with the disposition of investments, including $564 million associated with Viacom's repurchase of one-half of our investment in Viacom and $73 million from the sales of our paging and other non-strategic businesses.

During 2000, we invested $975 million in subordinated convertible notes of MFN, in connection with our overall investment in MFN described above, as well as $45 million in OnePoint notes. The MFN notes are convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $17 per share (after two-for-one stock split) or an additional 9.6% of the equity of MFN. This investment completed a portion of our previously announced agreement, as amended, with MFN, which included the acquisition of approximately $350 million of long-term capacity in MFN's fiber optic networks, beginning in 1999 through 2002. Of the $350 million, 10% was paid in November 1999, 30% was paid in October 2000, and an additional 30% will be paid in both October 2001 and October 2002. These payments are included in cash provided by operating activities.

Our short-term investments include principally cash equivalents held in trust accounts for payment of certain employee benefits. In 2000 and 1999, we invested $1,204 million and $1,051 million, respectively, in short-term investments, primarily to pre-fund health and welfare benefits. Cash payments for short-term investments totaled $1,028 million in 1998, principally to pre-fund vacation pay and health and welfare benefit trusts. Beginning in 1999, we no longer fund the vacation pay trust for all employees. Proceeds from the sales of all short-term investments, principally for the payment of these benefits were $983 million, $954 million and $968 million in the years 2000, 1999 and 1998, respectively.

Other, net investing activities include capitalized non-network software of $1,044 million and $923 million in 2000 and 1999, respectively. In 1998, non-network software was expensed as incurred (see Note 1 to consolidated financial statements for additional information concerning the capitalization of software).

--------------------------------------------------------------------------------
  Cash Flows Provided By (Used In) Financing Activities
--------------------------------------------------------------------------------

The net cash proceeds from increases in our total debt during 2000 of $5,058 million was primarily due to the issuance of $5,500 million of long-term notes issued by Verizon Global Funding Corp. The increase in total debt was also attributable to the issuance of $893 million of medium-term notes, $657 million of financing transactions of cellular assets, $398 million of long-term bank debt at Verizon Wireless and an increase in other short-term borrowings, partially offset by repayments of long-term debt. In 1999 we increased our total debt (including capital lease obligations) by approximately $6,592 million, primarily due to the issuance of $4,375 million of long-term debt issued by GTE. Our debt balance at December 31, 1999 also included $456 million of additional debt issued by Iusacell in 1999. These factors were partially offset by the use of cash proceeds received from the disposition of our remaining investment in Viacom. During 1998, our debt level increased by $2,607 million, principally to fund the capital program and for continued investments in PrimeCo and Omnitel. The pre-funding of employee benefit trusts and purchases of shares to fund employee stock option exercises also contributed to the increase in debt levels in 2000, 1999 and 1998.

In February 1998, Verizon Global Funding issued $2,455 million in 5.75% exchangeable notes due on April 1, 2003 that are exchangeable into ordinary shares of TCNZ stock (TCNZ exchangeable notes).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

In August 1998, Verizon Global Funding also issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 which are now exchangeable into shares of C&W and NTL. Prior to the reorganization of CWC in May 2000, these notes were exchangeable into shares of CWC. Proceeds of both offerings were used for the repayment of a portion of our short-term debt and other general corporate purposes.

Our operating telephone subsidiaries refinanced debentures totaling $275 million, $482 million and $2,490 million in the years 2000, 1999 and 1998, respectively.

As of December 31, 2000, we had in excess of $10.4 billion of unused bank lines of credit and $4.4 billion in bank borrowings outstanding. As of December 31, 2000, our operating telephone subsidiaries and financing subsidiaries had shelf registrations for the issuance of up to $3.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the SEC. The notes may be issued from time to time by Verizon Global Funding and will have the benefit of a support agreement between Verizon Global Funding and us. There have been no notes issued under this program.

In 1999, we received cash proceeds totaling $119 million from the public offerings of Iusacell shares. See Note 9 to the consolidated financial statements for additional information on Iusacell and the share offerings.

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

As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first, third and fourth quarters of 2000, we announced a quarterly cash dividend of $.385 per share. In the second quarter of 2000, we announced two separate pro rata dividends to ensure that the respective shareowners of Bell Atlantic and GTE received dividends at an appropriate rate. In 1999 and 1998, we declared quarterly cash dividends of $.385 per share or $1.54 per share in each year.

In 2000, common stock repurchases were primarily the result of the two-year share buyback program approved by the Board of Directors in March 2000 and repurchase of GTE common stock. In 2000, 35.1 million Verizon common shares were repurchased. In August 1999, GTE announced the initiation of a share repurchase program to offset shares issued under its employee-benefit and dividend-reinvestment programs. Under the program, we repurchased approximately
17.7 million shares of GTE common stock in 1999, and completed the program with the purchase of an additional 8.4 million shares valued at approximately $600 million through February 2000.

--------------------------------------------------------------------------------
  Increase (Decrease) in Cash and Cash Equivalents
--------------------------------------------------------------------------------

Our cash and cash equivalents at December 31, 2000 totaled $757 million, a decrease of $1,276 million over 1999. This change is primarily attributable to the increase in cash at December 31, 1999 for the anticipated funding requirements in early 2000 for our investment in MFN, which occurred in March 2000.

--------------------------------------------------------------------------------
  MARKET RISK
--------------------------------------------------------------------------------

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives including interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, equity options and basis swap agreements. We do not hold derivatives for trading purposes.

It is our policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and protecting against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risks associated with the exchangeable notes discussed below.

--------------------------------------------------------------------------------
  Exchangeable Notes
--------------------------------------------------------------------------------

In 1998, we issued exchangeable notes as described in Note 8 to the consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment for C&W/NTL Exchangeable Notes." These financial instruments expose us to market risk, including:

 .    Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

 .    Interest rate risk, because the notes carry fixed interest rates.

 .    Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

Periodically, equity price or foreign exchange rate movements may require us to mark-to-market the exchangeable note liability to reflect the increase or decrease in the current share price compared to the established exchange price, resulting in a charge or credit to income. The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the underlying share prices of the TCNZ, C&W and NTL stock.

 .    At December 31, 2000, the exchange price for the TCNZ shares (expressed as
     American Depositary Receipts) was $44.93. In May 2000, the underlying exchange property for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

     $3,180 million exchangeable notes we issued in August 1998 changed from shares of CWC stock to shares of C&W and NTL stock. Therefore, the value of the stocks taken together determines the impact on our earnings in any given period. The notes are exchangeable into 128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

 .    For each $1 increase in the value of the TCNZ shares above the exchange price, our pretax earnings would be reduced by approximately $55 million. Assuming the aggregate value of the C&W and NTL stocks exceeds the value of the debt liability, each $1 increase in the value of the C&W shares (expressed as American Depositary Receipts) or NTL shares would reduce our pretax earnings by approximately $43 million or $24 million, respectively. A subsequent decrease in the value of these shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings.

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

--------------------------------------------------------------------------------
Interest Rate Risk
--------------------------------------------------------------------------------

The table that follows summarizes the fair values of our long-term debt, interest rate derivatives and exchangeable notes as of December 31, 2000 and 1999. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. Our sensitivity analysis did not include the fair values of our commercial paper and bank loans because they are not significantly affected by changes in market interest rates.

                                                          (dollars in millions)
                                                    Fair Value      Fair Value
                                                      assuming        assuming
                                                    +100 basis      -100 basis
At December 31, 2000                Fair Value     point shift     point shift
--------------------------------------------------------------------------------

Long-term debt and
   interest rate derivatives           $38,117         $36,309         $39,990
Exchangeable notes                       5,694           5,558           5,830
                                    --------------------------------------------
Total                                  $43,811         $41,867         $45,820
                                    ============================================

At December 31, 1999
--------------------------------------------------------------------------------

Long-term debt and
   interest rate derivatives           $31,051         $29,514         $32,611
Exchangeable notes                       6,417           6,335           6,498
                                    --------------------------------------------
Total                                  $37,468         $35,849         $39,109
                                    ============================================

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

                                                          (dollars in millions)
                                                    Fair Value      Fair Value
                                                  assuming 10%    assuming 10%
                                                   decrease in     increase in
At December 31, 2000                 Fair Value   equity price    equity price
--------------------------------------------------------------------------------

Equity price sensitive cost
   investments, at fair value and
   derivatives                         $  4,715        $ 4,239         $ 5,191
Exchangeable notes                       (5,694)        (5,604)         (5,799)
                                     -------------------------------------------
Total                                  $   (979)       $(1,365)        $  (608)
                                     ===========================================

At December 31, 1999
--------------------------------------------------------------------------------

Equity price sensitive cost
   investments, at fair value and
   derivatives                         $  2,751        $ 2,469         $ 3,033
Exchangeable notes                       (6,417)        (6,050)         (6,822)
                                     -------------------------------------------
Total                                  $ (3,666)       $(3,581)        $(3,789)
                                     ===========================================

--------------------------------------------------------------------------------
  Foreign Currency Translation
--------------------------------------------------------------------------------

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Income (Loss) in our consolidated balance sheets. At December 31, 2000, our primary translation exposure was to the Venezuelan bolivar, Italian lira and Canadian dollar. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments.

Equity income from our international investments is affected by exchange rate fluctuations when an equity investee has assets and liabilities denominated in a currency other than the investee's functional currency. Several of our equity investees have assets and liabilities denominated in a currency other than the investee's functional currency, such as our investments in Canada, the Philippines and Slovakia.

For the period October 1, 1996 through December 31, 1998, we considered Iusacell to operate in a highly inflationary economy and utilized the U.S. dollar as its functional currency. Beginning January 1, 1999, we discontinued highly inflationary accounting for our Iusacell subsidiary and resumed using the Mexican peso as its functional currency. As a result, in 2000 and 1999 our earnings were affected by any foreign currency gains or losses associated with the U.S dollar denominated debt issued by Iusacell and our equity was affected by the translation from the Mexican peso.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Foreign Exchange Risk
--------------------------------------------------------------------------------

The fair values of our foreign currency derivatives and investments accounted for under the cost method are subject to fluctuations in foreign exchange rates. Also, we used forward foreign currency exchange contracts to offset foreign exchange gains and losses on British pound and Japanese yen denominated debt obligations.

The table that follows summarizes the fair values of our foreign currency derivatives, cost investments, and the exchangeable notes as of December 31, 2000 and 1999. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% decrease and increase in the value of the U.S. dollar against the various currencies to which we are exposed. Our sensitivity analysis does not include potential changes in the value of our international investments accounted for under the equity method. As of December 31, 2000, the carrying value of our equity method international investments totaled approximately $5.4 billion.

                                                          (dollars in millions)
                                                    Fair Value      Fair Value
                                                  assuming 10%    assuming 10%
                                                      decrease        increase
At December 31, 2000                Fair Value          in US$          in US$
--------------------------------------------------------------------------------

Foreign exchange sensitive cost
   investments and foreign
   currency derivatives                $ 4,159        $ 4,585          $ 3,818
Exchangeable notes                      (5,694)        (5,799)          (5,604)
                                    --------------------------------------------
Total                                  $(1,535)       $(1,214)         $(1,786)
                                    ============================================

At December 31, 1999
--------------------------------------------------------------------------------

Foreign exchange sensitive cost
   investments and foreign
   currency derivatives                $ 2,270        $ 2,464          $ 2,126
Exchangeable notes                      (6,417)        (6,822)          (6,050)
                                    --------------------------------------------
Total                                  $(4,147)       $(4,358)         $(3,924)
                                    ============================================


--------------------------------------------------------------------------------
  OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------
  Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------

Genuity Inc., formerly a wholly owned subsidiary of GTE, operates a tier-one interLATA Internet backbone and related data businesses. The transition of Genuity to a public company was part of a comprehensive proposal filed with the FCC on January 27, 2000, to address regulatory restrictions associated with Verizon's ability to provide long-distance and Internet-related data service offerings that GTE had previously provided to consumers and businesses.

In accordance with the provisions of a FCC order in June 2000, Genuity sold 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity, in an initial public offering. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity, as permitted by the 1996 Act. Our investment also includes a contingent conversion right.

Our contingent conversion right permits us to increase our ownership interest to as much as 82% of the total equity of Genuity, representing approximately 96% of Genuity's total voting rights (before giving effect to outstanding options granted to Genuity employees and additional shares of common stock that Genuity may issue in the future), if we eliminate the applicable restrictions of Section 271 of the 1996 Act as to 100% of the total telephone access lines owned by Bell Atlantic in 1999 in its region. This option expires if we do not eliminate these restrictions within five years of the merger, subject to extension under certain circumstances. In addition, if we eliminate Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271 under certain circumstances.

The IPO transferred current ownership and control of Genuity to the public shareholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000 and are accounting for our investment in Genuity using the cost method.

Federal and state regulatory conditions to the merger also included certain commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. The pretax cost to begin compliance with these conditions was approximately $200 million in 2000. We expect a similar impact in 2001 and 2002.

--------------------------------------------------------------------------------
  Recent Developments
--------------------------------------------------------------------------------

VERIZON WIRELESS
FCC Auctions
Verizon Wireless was the winning bidder for 113 licenses in the FCC's recently concluded auction of 1.9 GHz spectrum. Verizon Wireless added capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco, for a total price of approximately $8.8 billion, $1.6 billion of which was paid in February 2001 and the remainder will be paid when the FCC requires payment, which is expected to occur in 2001, and may be as early as March 2001. Verizon Wireless now has spectrum in all 50 of the top 50 Metropolitan Statistical Areas in the United States.

Timing of Initial Public Offering
On October 16, 2000, we announced that Verizon Wireless would defer its planned IPO of common stock. Verizon and Vodafone agreed that, despite Verizon Wireless's strong third quarter subscriber growth, the recent volatility of capital markets has created an environment in which it is prudent to defer the offering. We announced in February 2001 that we expect the IPO to occur during 2001.

Price Communications Wireless
During the fourth quarter of 2000, Verizon Wireless agreed to acquire Price Communications Wireless, a wholly owned subsidiary of Price Communications, for $1.5 billion in Verizon Wireless stock and the assumption of $550 million in net debt. The transaction is conditioned upon completion of a Verizon Wireless IPO. The deal will significantly expand the company's footprint in the Southeastern U.S. and add approximately 500,000 customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Regulatory and Competitive Trends
--------------------------------------------------------------------------------

THE TELECOMMUNICATIONS ACT OF 1996 AND COMPETITION
The telecommunications industry is undergoing substantial changes as a result of the 1996 Act, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current business, but will also open new markets to us.

The 1996 Act became effective on February 8, 1996, and, with respect to the former Bell Atlantic operating telephone subsidiaries, replaced the Modification of Final Judgment, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies or their affiliates, including our former Bell Atlantic operating telephone subsidiaries, to engage in manufacturing and to provide long distance service under certain conditions.

Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the states where the former Bell Atlantic operating telephone subsidiaries operate as local exchange carriers) is largely dependent on satisfying certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

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

We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced or recently consummated mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

In-Region Long Distance
On December 22, 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. The FCC concluded that Verizon New York (formerly New York Telephone Company) has satisfied the 14-point "competitive checklist" required under the 1996 Act for entry into the in-region long distance market, and that our entry into the long distance business in New York would benefit the public interest.

Following the FCC's decision, AT&T and Covad appealed the FCC's order and sought a stay. The appeal and stay request were both denied by the U.S. Court of Appeals.

After an intensive review of our compliance with the long distance provisions of the 1996 Act by the Massachusetts Department of Telecommunications and Energy, on September 22, 2000, Verizon Massachusetts filed an application for long distance authority with the FCC. On December 18, 2000, we withdrew our application in order to address issues relating to the provision of DSL capable loops to other carriers in Massachusetts. We refiled our application on January 16, 2001, with additional data concerning our DSL capable loop performance for other carriers. Under the 1996 Act, the FCC's decision is due on or before April 16, 2001.

On January 8, 2001, Verizon Pennsylvania filed with the Pennsylvania Public Utility Commission (PPUC) a notice requesting state review of our compliance with the long distance provisions of the 1996 Act in preparation for a filing with the FCC. The PPUC has set a schedule that may allow completion of the state review, and filing of an application at the FCC, during the second quarter of 2001.

Like the New York, Massachusetts and Pennsylvania commissions before them, the New Jersey Board of Public Utilities is conducting a test of the Verizon New Jersey operations support systems (OSS). This test builds on the recently concluded third party testing of similar systems by the accounting and consulting firm KPMG in Pennsylvania. The Virginia State Corporation Commission has also retained KPMG for the same purpose. In connection with the KPMG testing in Virginia, KPMG is conducting a comparability assessment to advise the District of Columbia, Maryland and West Virginia commissions on the extent to which the systems in Virginia and their jurisdictions are the same.

FCC REGULATION AND INTERSTATE RATES
The operating telephone subsidiaries are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 2000, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges
Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, from January 1998 until January 2000, pursuant to which the operating telephone subsidiaries recover non-usage-sensitive costs from long distance carriers and end-users through flat rate charges, and usage-sensitive costs from long distance carriers through usage-based rates.

On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. Of that amount, we expect approximately $340 million to be used to support interstate access services in our service territory. This explicit support replaces implicit support embedded in interstate access charges. Second, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices.

As of September 14, 2000, we formally elected to participate in the full five-year term of the CALLS plan. As a result of this decision, price caps on our interstate access charges will be set according to the conditions of the FCC order on the CALLS plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments which became effective in August 2000, our operating telephone subsidiaries in ten states in the former GTE territory and seven states in the former Bell Atlantic territory reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below certain thresholds. In November and December 2000, we made filings to obtain this added pricing flexibility. This flexibility includes the ability to remove from price cap regulation those interstate special access services in Metropolitan Statistical Areas (MSAs) that meet the competitive thresholds. Of the 57 MSAs in the former Bell Atlantic area, 35 are included in the petition to remove price cap regulation for special access and dedicated transport. In addition, the petition identifies 10 MSAs where the stricter standards for special access connections to end-user customers are also met. The later petition, addressing the former GTE areas, seeks removal from price cap regulation for three additional MSAs. The FCC is expected to act on these filings in March 2001 for the filing for the former Bell Atlantic areas, and in April 2001 for the former GTE areas.

Universal Service
As a result of a July 1999 decision of the U.S. Court of Appeals, our contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. Last year, the petitions asking the U.S. Supreme Court to review the court of appeals decision were either withdrawn or rejected.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above.

On October 18, 2000, we asked the U.S. Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to our petition to the U.S. Supreme Court, the FCC expressly disclaimed supervisory authority over the states' universal service activities.

The FCC is currently considering two modifications to its universal service programs, both relating to support for rural carriers. The first, a proposal by an appointed policy task force, would provide additional support for intrastate services provided by rural carriers. The second, a proposal by a coalition of rural carriers, would make explicit support for interstate access services provided by rural carriers. The FCC is likely to address both these proposals in 2001.

Unbundling of Network Elements
In November 1999, the FCC announced its decision setting forth new unbundling requirements, eliminating elements that it had previously required to be unbundled, limiting the obligation to provide others and adding new elements. Appeals from this decision are pending.

In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services. Appeals from this order are also pending.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that certain aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. The court upheld the FCC's decision that UNEs be priced based on a forward-looking cost model that ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001. That portion of the court of appeals' decision has been stayed pending that review.

Compensation for Internet Traffic
In March 2000, the Washington, D.C. Circuit Court of Appeals reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The court found that the FCC had inadequately explained why these Internet calls were not two calls. Under the FCC's decision, it was left to carrier agreements and state regulators to determine which traffic is subject to reciprocal compensation. The FCC is currently considering a new order to address the issue in light of the court remand.

STATE REGULATION
Verizon Pennsylvania
In September 1999, the PPUC issued a decision in which it proposed to require Verizon Pennsylvania to split into separate retail and wholesale corporations. The matter was subsequently assigned to an administrative law judge of the PPUC for further proceedings to determine the form and nature of the structural separation. In January 2001, the Administrative Law Judge released a decision which recommends that the PPUC order Verizon Pennsylvania to establish a separate retail affiliate within one year of a final order by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION continued
--------------------------------------------------------------------------------

the PPUC. On March 22, 2001, the full PPUC rejected the recommended decision and proposed that Verizon Pennsylvania adopt functional separation between its retail and wholesale businesses, and abide by a code of conduct in its operations between the retail and wholesale businesses. The PPUC also proposed that Verizon Pennsylvania maintain the separate data affiliate it established when the FCC approved the merger of Bell Atlantic and GTE. Verizon has the option of rejecting the functional separation proposal and it is weighing its options at this time.

--------------------------------------------------------------------------------
 OTHER MATTERS
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will be recorded as a cumulative effect of an accounting change in our first quarter 2001 SEC Form 10-Q. An after-tax charge of approximately $180 million will be recorded to earnings in our consolidated statements of income. The recognition of assets and liabilities in the consolidated balance sheets will be immaterial. The ongoing effect of adoption on our consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

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

 .    the extent, timing, success, and overall effects of competition from others in the local telephone and intraLATA toll service markets;

 .    the timing and profitability of our entry into the in-region long-distance market;

 .    our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings;

 .    the profitability of our entry into the broadband access market;

 .    the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings;

 .    our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability; and

 .    changes in our accounting assumptions by regulatory agencies, including the
     SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

REPORT OF MANAGEMENT
--------------------------------------------------------------------------------

We, the management of Verizon Communications Inc., are responsible for the consolidated financial statements and the information and representations contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. Financial information elsewhere in this report is consistent with that in the financial statements.

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

The 2000 financial statements have been audited by Ernst & Young LLP, independent accountants, and the 1999 and 1998 financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants (based on reliance upon Arthur Andersen LLP, independent accountants, for work related to the financial statements of GTE Corporation). Their audits were conducted in accordance with generally accepted auditing standards and included an evaluation of our internal control structure and selective tests of transactions. The Reports of Independent Accountants follow this report.

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

/s/ Charles R. Lee
Charles R. Lee
Chairman of the Board and Co-Chief Executive Officer

/s/ Ivan G. Seidenberg
Ivan G. Seidenberg
President and Co-Chief Executive Officer

/s/ Frederic V. Salerno
Frederic V. Salerno
Vice Chairman and Chief Financial Officer

/s/ Lawrence R. Whitman
Lawrence R. Whitman
Senior Vice President and Controller


REPORTS OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareowners of Verizon Communications Inc.:
We have audited the accompanying consolidated balance sheet of Verizon Communications Inc. and subsidiaries (Verizon) as of December 31, 2000, and the related consolidated statements of income, cash flows and changes in shareowners' investment for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of Verizon's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verizon at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

New York, New York

February 1, 2001

REPORTS OF INDEPENDENT ACCOUNTANTS continued
--------------------------------------------------------------------------------

To the Board of Directors and Shareowners of Verizon Communications Inc.:
In our opinion, the 1999 and 1998 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verizon Communications Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 and 1998 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of GTE Corporation, a wholly owned subsidiary of Verizon Communications Inc., which statements reflect total assets of $50,288 million as of December 31, 1999 and total revenues of $25,242 million and $25,672 million for each of the two years in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for GTE Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York

February 14, 2000, except as to the
pooling-of-interests with GTE Corporation, which is as of June 30, 2000.

To the Board of Directors and Shareowners of Verizon Communications Inc.:
We have audited the consolidated balance sheet of GTE Corporation (a New York corporation and wholly owned subsidiary of Verizon Communications Inc.) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the two years in the period then ended, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999.

Our audits were made for the purpose of forming an opinion on the basic financial statements referred to above taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements referred to above. The supporting schedule information pertaining to GTE Corporation for the two years in the period ended December 31, 1999, not separately presented herein, has been subjected to the auditing procedures applied in the audits of the basic financial statements referred to above and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements referred to above taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas

June 30, 2000

CONSOLIDATED STATEMENTS OF INCOME Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                                       (dollars in millions,
                                                                                                       except per share amounts)
Years Ended December 31,                                                        2000                   1999                  1998
------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                   $        64,707         $       58,194          $     57,075

Operations and support expense                                                39,481                 33,730                35,313
Depreciation and amortization                                                 12,261                  9,890                 9,645
Gains on sales of assets, net                                                 (3,793)                (1,379)                  361
                                                                   ---------------------------------------------------------------
Operating Income                                                              16,758                 15,953                11,756
Equity in income (loss) from unconsolidated businesses                         3,792                    511                  (216)
Other income and (expense), net                                                  311                    143                   281
Interest expense                                                              (3,490)                (2,616)               (2,705)
Minority interest                                                               (216)                  (159)                 (315)
Mark-to-market adjustment for C&W/NTL exchangeable notes                         664                   (664)                    -
                                                                   ---------------------------------------------------------------
Income before provision for income taxes, extraordinary items
   and cumulative effect of change in accounting principle                    17,819                 13,168                 8,801
Provision for income taxes                                                     7,009                  4,872                 3,475
                                                                   ---------------------------------------------------------------
Income Before Extraordinary Items and Cumulative
   Effect of Change in Accounting Principle                                   10,810                  8,296                 5,326
Extraordinary items, net of tax                                                1,027                    (36)                 (346)
Cumulative effect of change in accounting principle, net of tax                  (40)                     -                     -
                                                                   ---------------------------------------------------------------
Net Income                                                                    11,797                  8,260                 4,980
Redemption of minority interest                                                    -                      -                   (30)
Redemption of investee/subsidiary preferred stock                                (10)                     -                    (2)
                                                                   ---------------------------------------------------------------
Net Income Available to Common Shareowners                           $        11,787         $        8,260          $      4,948
                                                                   ===============================================================
Basic Earnings (Loss) Per Common Share:
Income before extraordinary items and cumulative
   effect of change in accounting principle                          $          3.98         $         3.03          $       1.94
Extraordinary items, net of tax                                                  .37                   (.01)                 (.13)
Cumulative effect of change in accounting principle, net of tax                 (.01)                     -                     -
                                                                   ---------------------------------------------------------------
Net Income                                                           $          4.34         $         3.02          $       1.81
                                                                   ===============================================================
Weighted-average shares outstanding (in millions)                              2,713                  2,739                 2,728
                                                                   ---------------------------------------------------------------
Diluted Earnings (Loss) Per Common Share:
Income before extraordinary items and cumulative
   effect of change in accounting principle                          $          3.95         $         2.98          $       1.92
Extraordinary items, net of tax                                                  .37                   (.01)                 (.13)
Cumulative effect of change in accounting principle, net of tax                 (.01)                     -                     -
                                                                   ---------------------------------------------------------------
Net Income                                                           $          4.31         $         2.97          $       1.79
                                                                   ===============================================================
Weighted-average shares outstanding (in millions)                              2,737                  2,777                 2,759
                                                                   ---------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                  (dollars in millions, except per share amounts)
At December 31,                                                                                         2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                                 $           757        $       2,033
   Short-term investments                                                                              1,613                1,035
   Accounts receivable, net of allowances of $1,562 and $1,170                                        14,010               11,998
   Inventories                                                                                         1,910                1,366
   Net assets held for sale                                                                              518                1,802
   Prepaid expenses and other                                                                          3,313                1,761
                                                                                           --------------------------------------
Total current assets                                                                                  22,121               19,995

Plant, property and equipment                                                                        158,957              142,989
   Less accumulated depreciation                                                                      89,453               80,816
                                                                                           --------------------------------------
                                                                                                      69,504               62,173
                                                                                           --------------------------------------
Investments in unconsolidated businesses                                                              13,115               10,177
Intangible assets                                                                                     41,990                8,645
Other assets                                                                                          18,005               11,840
                                                                                           --------------------------------------
Total assets                                                                                 $       164,735        $     112,830
                                                                                           ======================================
Liabilities and Shareowners' Investment
Current liabilities
   Debt maturing within one year                                                             $        14,838        $      15,063
   Accounts payable and accrued liabilities                                                           13,965               10,878
   Other                                                                                               5,433                3,809
                                                                                           --------------------------------------
Total current liabilities                                                                             34,236               29,750

Long-term debt                                                                                        42,491               32,419
Employee benefit obligations                                                                          12,543               13,744
Deferred income taxes                                                                                 15,260                7,288
Other liabilities                                                                                      3,797                1,353

Minority interest, including a portion subject to redemption requirements                             21,830                1,900

Shareowners' investment
   Series preferred stock ($.10 par value; none issued)                                                    -                    -
   Common stock ($.10 par value; 2,751,650,484 shares and 2,756,484,606 shares issued)                   275                  276
   Contributed capital                                                                                24,555               20,134
   Reinvested earnings                                                                                14,667                7,428
   Accumulated other comprehensive income (loss)                                                      (2,176)                  75
                                                                                           --------------------------------------
                                                                                                      37,321               27,913
   Less common stock in treasury, at cost                                                              1,861                  640
   Less deferred compensation-employee stock ownership plans and other                                   882                  897
                                                                                           --------------------------------------
Total shareowners' investment                                                                         34,578               26,376
                                                                                           --------------------------------------
Total liabilities and shareowners' investment                                                $       164,735        $     112,830
                                                                                           ======================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Verizon Communications Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                                                             (dollars in millions)
Years Ended December 31,                                                         2000                  1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Income before extraordinary items and cumulative effect of
   change in accounting principle                                     $        10,810        $        8,296          $      5,326
Adjustments to reconcile income before extraordinary
   items and cumulative effect of change in accounting principle to net cash provided by operating activities:
     Depreciation and amortization                                             12,261                 9,890                 9,645
     Gains on sales of assets, net                                             (3,793)               (1,379)                  361
     Mark-to-market adjustment for C&W/NTL exchangeable notes                    (664)                  664                     -
     Employee retirement benefits                                              (3,340)               (1,707)                  167
     Deferred income taxes                                                      3,434                 2,148                   639
     Provision for uncollectible accounts                                       1,409                 1,133                   929
     Equity in (income) loss from unconsolidated businesses                    (3,792)                 (511)                  216
     Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
          Accounts receivable                                                  (2,440)               (1,865)               (1,446)
          Inventories                                                            (530)                 (146)                 (111)
          Other assets                                                           (264)                 (334)                   17
          Accounts payable and accrued liabilities                              1,973                   780                    90
     Other, net                                                                   763                    48                  (109)
                                                                     -------------------------------------------------------------
Net cash provided by operating activities                                      15,827                17,017                15,724
                                                                     -------------------------------------------------------------
Cash Flows from Investing Activities
Capital expenditures                                                          (17,633)              (13,013)              (12,820)
Acquisitions, net of cash acquired, and investments                            (2,247)               (5,219)                 (784)
Proceeds from disposition of businesses and assets                              6,794                 1,813                   846
Investments in notes receivable                                                (1,024)                   (1)                    -
Purchases of short-term investments                                            (1,204)               (1,051)               (1,028)
Proceeds from sale of short-term investments                                      983                   954                   968
Other, net                                                                     (1,724)                 (903)                 (138)
                                                                     -------------------------------------------------------------
Net cash used in investing activities                                         (16,055)              (17,420)              (12,956)
                                                                     -------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from long-term borrowings                                              8,781                 5,299                10,262
Repayments of long-term borrowings and capital lease obligations               (7,238)               (2,873)               (2,639)
Increase (decrease) in short-term obligations, excluding current
  maturities                                                                    3,515                 4,166                (5,016)
Dividends paid                                                                 (4,421)               (4,227)               (4,186)
Proceeds from sale of common stock                                                576                 1,166                 1,006
Purchase of common stock for treasury                                          (2,294)               (2,037)               (1,002)
Minority interest                                                                   3                   122                  (628)
Other, net                                                                         30                   116                  (735)
                                                                     -------------------------------------------------------------
Net cash provided by (used in) financing activities                            (1,048)                1,732                (2,938)
                                                                     -------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               (1,276)                1,329                  (170)
Cash and cash equivalents, beginning of year                                    2,033                   704                   874
                                                                     -------------------------------------------------------------
Cash and cash equivalents, end of year                                $           757        $        2,033          $        704
                                                                     =============================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' INVESTMENT Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                            (dollars in millions, except per share amounts, and shares in thousands)
YEARS ENDED DECEMBER 31,                                            2000                          1999                         1998
------------------------------------------------------------------------------------------------------------------------------------
                                                    Shares        Amount         Shares         Amount          Shares       Amount
                                               -------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year                     2,756,485    $      276      2,757,203    $       276       2,560,306   $      206
Pooling-of-interests with GTE Corporation                -             -              -              -         184,506           68
                                               -------------------------------------------------------------------------------------
Balance at beginning of year, restated           2,756,485           276      2,757,203            276       2,744,812          274
Shares issued-employee plans                         5,533             -         20,918              2          12,391            2
Shares retired                                     (10,368)           (1)       (21,636)            (2)              -            -
                                               -------------------------------------------------------------------------------------
Balance at end of year                           2,751,650           275      2,756,485            276       2,757,203          276
                                               -------------------------------------------------------------------------------------

CONTRIBUTED CAPITAL
Balance at beginning of year                                      20,134                        20,160                       20,737
Pooling-of-interests with GTE Corporation                              -                             -                       (1,218)
                                               -------------------------------------------------------------------------------------
Balance at beginning of year, restated                            20,134                        20,160                       19,519
Shares issued-employee plans                                         473                           989                          624
Shares retired                                                      (577)                       (1,314)                           -
Issuance of stock by subsidiaries                                    171                            44                           13
Tax benefit from exercise of stock options                            66                           256                            -
Gain on formation of wireless joint venture                        4,271                             -                            -
Other                                                                 17                            (1)                           4
                                               -------------------------------------------------------------------------------------
Balance at end of year                                            24,555                        20,134                       20,160
                                               -------------------------------------------------------------------------------------

REINVESTED EARNINGS
Balance at beginning of year                                       7,428                         3,754                        3,634
Pooling-of-interests with GTE Corporation                              -                             -                         (195)
                                               -------------------------------------------------------------------------------------
Balance at beginning of year, restated                             7,428                         3,754                        3,439
Net income                                                        11,797                         8,260                        4,980
Dividends declared ($1.54, $1.54, and $1.54                       (4,416)                       (4,219)                      (4,203)
per share)
Shares issued-employee plans                                        (160)                         (359)                        (443)
Other                                                                 18                            (8)                         (19)
                                               -------------------------------------------------------------------------------------
Balance at end of year                                            14,667                         7,428                        3,754
                                               -------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                          75                        (1,088)                        (796)
Pooling-of-interests with GTE Corporation                              -                             -                            1
                                               -------------------------------------------------------------------------------------
Balance at beginning of year, restated                                75                        (1,088)                        (795)
                                               -------------------------------------------------------------------------------------
Foreign currency translation adjustment                             (262)                          (41)                        (290)
Unrealized gains (losses) on marketable                           (1,965)                        1,197                           14
securities
Minimum pension liability adjustment                                 (24)                            7                          (17)
                                               -------------------------------------------------------------------------------------
Other comprehensive income (loss)                                 (2,251)                        1,163                         (293)
                                               -------------------------------------------------------------------------------------
Balance at end of year                                            (2,176)                           75                       (1,088)
                                               -------------------------------------------------------------------------------------

TREASURY STOCK
Balance at beginning of year                        23,569           640         22,887            593         49,205         1,741
Pooling-of-interests with GTE Corporation                -             -              -              -        (26,253)       (1,150)
                                               -------------------------------------------------------------------------------------
Balance at beginning of year, restated              23,569           640         22,887            593         22,952           591
Shares purchased                                    35,110         1,717         12,142            723         20,743         1,002
Shares distributed
   Employee plans                                   (9,444)         (495)       (11,446)          (675)       (20,779)         (999)
   Shareowner plans                                    (20)           (1)           (14)            (1)           (26)           (1)
   Acquisition agreements                                -             -              -              -             (3)            -
                                               -------------------------------------------------------------------------------------
Balance at end of year                              49,215         1,861         23,569            640         22,887           593
                                               -------------------------------------------------------------------------------------

DEFERRED COMPENSATION-ESOPS AND OTHER
Balance at beginning of year                                         897                         1,074                        1,213
Amortization                                                        (155)                         (177)                        (139)
Other                                                                140                             -                            -
                                               -------------------------------------------------------------------------------------
Balance at end of year                                               882                           897                        1,074
                                               -------------------------------------------------------------------------------------
TOTAL SHAREOWNERS' INVESTMENT                                 $   34,578                   $    26,376                   $   21,435
                                               =====================================================================================
COMPREHENSIVE INCOME
Net income                                                    $   11,797                   $     8,260                   $    4,980
Other comprehensive income (loss) per above                       (2,251)                        1,163                         (293)
                                               -------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                    $    9,546                   $     9,423                   $    4,687
                                               =====================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------
Note 1

Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS
Verizon Communications Inc. (Verizon), formed by the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE), is one of the world's leading providers of communications services. Our company is the largest provider of wireline and wireless communications in the United States. Our global presence extends to over 40 countries in the Americas, Europe, Asia and the Pacific. We operate and are managed around four segments: Domestic Telecom, Domestic Wireless, International and Information Services. For further information concerning our business segments, see Note 19.

CONSOLIDATION
The consolidated financial statements include our controlled subsidiaries. Investments in businesses which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. Certain of our cost method investments are classified as available-for-sale securities and adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

REVENUE RECOGNITION
We recognize wireline and wireless service revenues based upon usage of our network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. The impact to Verizon pertains to the deferral of certain non-recur-ring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. As of January 1, 2000, the total cumulative effect of the non-cash, after-tax charge was a decrease in net income of $40 million. The retroactive adoption of SAB No. 101 decreases revenues reported in our SEC Form 10-Q through September 30, 2000 by $59 million and reduces expenses by $52 million.

MAINTENANCE AND REPAIRS
We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expense.

EARNINGS PER COMMON SHARE
Basic earnings per common share are based on the weighted-average number of shares outstanding during the year. Diluted earnings per common share include the dilutive effect of shares issuable under our stock-based compensation plans, which represent the only potentially dilutive common shares.

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

INVENTORIES
We include in inventory new and reusable materials of the operating telephone subsidiaries which are stated principally at average original cost, except that specific costs are used in the case of large individual items. Inventories of our other subsidiaries are stated at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or market.

PLANT AND DEPRECIATION
We record plant, property and equipment at cost. Our operating telephone subsidiaries' depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

The asset lives used by our operating telephone subsidiaries are presented in the following table:

Average Lives (in years)
--------------------------------------------------------------------------------
Buildings                                                             20-60
Central office equipment                                               5-12
Outside communications plant                                           8-65
Furniture, vehicles and other equipment                                3-15

When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation.

Plant, property and equipment of our other subsidiaries is depreciated on a straight-line basis over the following estimated useful lives: buildings, 20 to 40 years and other equipment, 1 to 20 years.

When the depreciable assets of our other subsidiaries are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, and any gains or losses on disposition are recognized in income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost.

COMPUTER SOFTWARE COSTS
We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capi-talize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 was an increase in net income of approximately $560 million in 1999.

Prior to adopting SOP No. 98-1, our operating telephone subsidiaries capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

GOODWILL AND OTHER INTANGIBLES
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We generally amortize goodwill, wireless licenses and other identifiable intangibles on a straight-line basis over their estimated useful life, not exceeding 40 years. Certain acquired customer bases are amortized in a manner consistent with historical attrition patterns. We assess the impairment of other identifiable intangibles and goodwill related to our consolidated subsidiaries under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. In instances where goodwill has been recorded for assets that are subject to an impairment loss, the carrying amount of the goodwill is eliminated before any reduction is made to the carrying amounts of impaired long-lived assets and identifiable intangibles. On a quarterly basis, we assess the impairment of enterprise level goodwill under Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." A determination of impairment (if any) is made based primarily on estimates of market value.

SALE OF STOCK BY SUBSIDIARY
We recognize in consolidation changes in our ownership percentage in a subsidiary caused by issuances of the subsidiary's stock as adjustments to Contributed Capital.

INCOME TAXES
Verizon and its domestic subsidiaries file a consolidated federal income tax return. For periods prior to the Bell Atlantic-GTE merger (see Note 2), GTE filed a separate consolidated federal income tax return.

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

FOREIGN CURRENCY TRANSLATION
The functional currency for nearly all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at end-of-period exchange rates. We record these translation adjustments in Accumulated Other Comprehensive Income (Loss), a separate component of Shareowners' Investment, in our consolidated balance sheets. We report exchange gains and losses on intercompany foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Income (Loss). Other exchange gains and losses are reported in income.

When a foreign entity operates in a highly inflationary economy, we use the U.S. dollar as the functional currency rather than the local currency. We translate nonmonetary assets and liabilities and related expenses into U.S. dollars at historical exchange rates. We translate all other income statement amounts using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates, and any gains or losses are reported in income. For the period October 1, 1996, through December 31, 1998, we considered Grupo Iusacell S.A. de C.V. (Iusacell) to operate in a highly inflationary economy. Beginning January 1, 1999, we discontinued highly inflationary accounting for this entity and resumed using the Mexican peso as its functional currency.

EMPLOYEE BENEFIT PLANS
Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

DERIVATIVE INSTRUMENTS
We have entered into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, equity prices and corporate tax rates. We employ risk management strategies using a variety of derivatives including foreign currency forwards and options, equity options, interest rate swap agreements, interest rate caps and floors, and basis swap agreements. We do not hold derivatives for trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Fair Value Method
We use the fair value method of accounting for our foreign currency derivatives, which requires us to record these derivatives at fair value in our consolidated balance sheets, and changes in value are recorded in income or Shareowners' Investment. Depending upon the nature of the derivative instruments, the fair value of these instruments may be recorded in Current Assets, Other Assets, Current Liabilities and Other Liabilities in our consolidated balance sheets.

Gains and losses and related discounts or premiums arising from foreign currency derivatives (which hedge our net investments in consolidated foreign subsidiaries and investments in foreign entities accounted for under the equity method) are included in Accumulated Other Comprehensive Income (Loss) and reflected in income upon sale or substantial liquidation of the investment. Certain of these derivatives also include an interest element, which is recorded in Interest Expense over the lives of the contracts. Gains and losses from derivatives which hedge our short-term transactions and cost investments are included in Other Income and (Expense), Net, and discounts or premiums on these contracts are included in income over the lives of the contracts. Gains and losses from derivatives hedging identifiable foreign currency commitments are deferred and reflected as adjustments to the related transactions. If the foreign currency commitment is no longer likely to occur, the gain or loss is recognized immediately in income.

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we use basis swap agreements, which we account for using the fair value method of accounting. Under this method, these agreements are carried at fair value and included in Other Assets or Other Liabilities in our consolidated balance sheets. Changes in the unrealized gain or loss are included in Other Income and (Expense), Net.

Accrual Method
Interest rate swap agreements and interest rate caps and floors that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable interest rate debt. Under the accrual method, no amounts are recognized in our consolidated balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, and premiums related to caps and floors, is recognized as adjustments to Interest Expense over the lives of the agreements. These interest accruals are recorded in Current Assets and Current Liabilities in our consolidated balance sheets. If we terminate an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures, or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting. In this situation, the derivative is accounted for at fair value, and changes in the value are recorded in income.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will be recorded as a cumulative effect of an accounting change in our first quarter 2001 SEC Form 10-Q. An after-tax charge of approximately $180 million will be recorded to earnings in our consolidated statements of income. The recognition of assets and liabilities in the consolidated balance sheets will be immaterial. The ongoing effect of adoption on our consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

--------------------------------------------------------------------------------
Note 2

Completion of Mergers
--------------------------------------------------------------------------------

On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. With the closing of the merger, the combined company began doing business as Verizon. GTE shareowners received 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they owned. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes. As a result, we have restated our consolidated financial statements for all dates and periods prior to the merger to reflect the combined results of Bell Atlantic and GTE as of the beginning of the earliest period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

In addition to combining the separate historical results of Bell Atlantic and GTE, the restated combined financial statements include the adjustments necessary to conform accounting methods and presentation, to the extent that they were different, and to eliminate significant intercompany transactions. The separate Bell Atlantic and GTE results of operations for periods prior to the merger were as follows:

                                                           (dollars in millions)
                                      Three Months Ended             Years Ended
                                               March 31,            December 31,
                                                    2000       1999         1998
--------------------------------------------------------------------------------
Operating Revenues                           (Unaudited)
Bell Atlantic                                  $   8,534   $ 33,174    $ 31,566
GTE                                                6,100     25,336      25,473
Conforming adjustments,
  reclassifications and eliminations                 (85)      (316)         36
                                             -----------------------------------
Combined                                       $  14,549   $ 58,194    $ 57,075
                                             ===================================
Net Income
Bell Atlantic                                  $     731   $  4,202    $  2,965
GTE                                                  807      4,033       2,172
Conforming adjustments,
  reclassifications and eliminations                  19         25        (157)
                                             -----------------------------------
Combined                                       $   1,557   $  8,260    $  4,980
                                             ===================================

In August 1997, Bell Atlantic and NYNEX Corporation (NYNEX) completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

The following table summarizes the one-time charges incurred for each merger. Amounts for 2000 pertain to the Bell Atlantic-GTE merger. Transition and integration costs for 1999 and 1998 pertain to the Bell Atlantic-NYNEX merger.

                                                           (dollars in millions)
Years Ended December 31,                              2000      1999       1998
--------------------------------------------------------------------------------
Direct Incremental Costs
Compensation arrangements                          $   210   $     -  $       -
Professional services                                  161         -          -
Shareowner-related                                      35         -          -
Registration, regulatory and other                      66         -          -
                                                 -------------------------------
Total Direct Incremental Costs                         472         -          -
                                                 -------------------------------

Employee Severance Costs                               584         -          -
                                                 -------------------------------
Transition and Integration Costs
Systems modifications                                   99       186        149
Branding                                               240         1         31
Relocation, training and other                         355        18         16
                                                 -------------------------------
Total Transition and Integration Costs                 694       205        196
                                                 -------------------------------
Total Merger-Related Costs                         $ 1,750   $   205  $     196
                                                 ===============================

The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                               (dollars in millions)

                                                           1998                        1999                                    2000
                          ----------------------------------------------------------------------------------------------------------

                                                 Asset                         Asset                                 Asset
                          Beginning          Write-offs   End of          Write-offs  End of Charged to         Write-offs   End of
                           of Year  Payments  and Other     Year  Payments and Other    Year    Expense Payments and Other     Year
------------------------------------------------------------------------------------------------------------------------------------

Merger-Related
Direct incremental costs     $    35  $   (5)   $ (26)    $    4   $   (1)   $  (3)   $    -   $   472   $ (469)  $     -   $     3
Employee severance costs         330     (61)      47        316      (35)     (15)      266       584     (120)     (68)       662
Other Initiatives
Video-related costs               21      (3)     (12)         6       (2)      (4)        -         -         -        -         -
Write-down of fixed assets
   and real estate
   consolidation                  43        -     (20)        23       (3)     (18)        2         -         -      (2)         -
Regulatory, tax and legal
   contingencies, and
   other special items           382    (108)     (25)       249       (4)     (40)      205         -      (14)     (73)       118
                             ------------------------------------------------------------------------------------------------------
                             $   811  $ (177)   $ (36)    $  598   $  (45)   $ (80)   $  473   $ 1,056   $ (603)  $ (143)   $   783
                             ======================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

MERGER-RELATED COSTS
Direct Incremental Costs
Direct incremental costs related to the Bell Atlantic-GTE merger of $472 million ($378 million after-tax, or $.14 per diluted share) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger and payments to employees to satisfy contractual obligations triggered by the change in control. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2000.

Employee Severance Costs
Employee severance costs related to the Bell Atlantic-GTE merger of $584 million ($371 million after-tax, or $.14 per diluted share), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 were located in the United States and approximately 300 were located at various international locations. The separations either have or are expected to occur as a result of consolidations and process enhancements within our operating segments. Accrued postemployment benefit liabilities for those employees are included in our consolidated balance sheets as components of Other Current Liabilities and Employee Benefit Obligations.

Employee severance costs related to the Bell Atlantic-NYNEX merger represent the benefit costs for the separation of approximately 3,100 management employees who are entitled to benefits under pre-existing separation pay plans. During 1999, 1998, and 1997, 231, 856, and 245 management employees, respectively, were separated with severance benefits. There were no Bell Atlantic-NYNEX merger -related separations in 2000. Accrued postemployment benefit liabilities were included in our consolidated balance sheets as a component of Employee Benefit Obligations at December 31, 1999. There is no remaining severance liability as of December 31, 2000.

Transition and Integration Costs
In addition to the direct incremental merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur a total of approximately $2.0 billion of transition costs related to the Bell Atlantic-GTE merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $694 million ($316 million after taxes and minority interests, or $.12 per diluted share) in 2000.

In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs similar in nature to the Bell Atlantic-GTE merger transition costs of $205 million ($126 million after-tax, or $.05 per diluted share) in 1999 and $196 million ($121 million after-tax, or $.04 per diluted share) in 1998.

GENUITY
In accordance with the provisions of a Federal Communications Commission (FCC) order approving the merger of Bell Atlantic and GTE in June 2000, Genuity Inc. (Genuity), formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of Genuity's issued and outstanding Class A common stock and 90.5% of its overall voting equity. The issuance resulted in cash proceeds to Genuity of $1.9 billion. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity and contains a contingent conversion feature.

In accordance with provisions of the FCC order, the sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we have deconsolidated our investment in Genuity and are accounting for it using the cost method.

The Class B common stock's conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996 (Section 271). Under the FCC order, if we eliminate the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region access lines, we can transfer our Class B common stock to a disposition trustee for sale to one or more third parties. If we eliminate the applicable Section 271 restrictions as to 100% of the former
Bell Atlantic in-region access lines, we can convert our Class B common stock into 800 million shares of Genuity's Class A common stock or Class C common stock, subject to the terms of the FCC order. This conversion feature expires if we do not eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines by the fifth anniversary of the Bell Atlantic-GTE merger, subject to extension under certain circumstances. In addition, if we eliminate Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271 under certain circumstances.

Genuity's revenues for the first six months of 2000 were $529 million and its net loss was $281 million. As previously discussed, beginning in the third quarter of 2000 our investment in Genuity is being accounted for under the cost method. Genuity's revenues and net loss for the period from July 1, 2000 to December 31, 2000 are $621 million and $513 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 3

Gains on Sales of Assets, Net
--------------------------------------------------------------------------------

During 2000 and 1999, we recognized net gains related to sales of assets and impairments of assets held for sale. During 1998, we recognized net losses related to impairments of assets held for sale. Impairments were based on expected future cash flows. These net gains and losses are summarized as follows:

                                                           (dollars in millions)
Years Ended December 31,           2000                1999                1998
--------------------------------------------------------------------------------
                       Pretax After-tax   Pretax  After-tax   Pretax  After-tax
                    ------------------------------------------------------------
Wireline property
   sales              $ 3,051   $ 1,856   $    -    $    -    $    -    $     -
Wireless overlap
   sales                1,922     1,156        -         -         -          -
Other, net             (1,180)   (1,025)   1,379       819      (361)      (222)
                    ------------------------------------------------------------
                      $ 3,793   $ 1,987   $1,379    $  819    $ (361)   $  (222)
                    ============================================================

As required, gains on sales of wireless overlap properties that occurred prior to the closing of the Bell Atlantic-GTE merger are included in operating income and in the table above. Gains on sales of wireless overlap properties that occurred after the Bell Atlantic-GTE merger are classified as extraordinary items. See Note 5 for gains on sales of wireless overlap properties subsequent to the Bell Atlantic-GTE merger, reported as Extraordinary Items, Net of Tax.

Wireline Property Sales
During 1998, GTE committed to sell approximately 1.6 million non-strategic domestic access lines located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. During 1999, definitive sales agreements were reached for the sale of all 1.6 million access lines. The net plant, property and equipment of approximately $1.7 billion related to these access lines is classified as Net Assets Held for Sale in the consolidated balance sheets as of December 31, 1999. These access lines comprise approximately 1.7% of the total Domestic Telecom access lines. Operating revenues of the properties sold were approximately $766 million, $1,151 million and $1,124 million for the years 2000, 1999 and 1998, respectively. Net income contributed by the sold properties was approximately $314 million, $475 million and $345 million for the years 2000, 1999 and 1998, respectively.

During 2000, we sold non-strategic access lines of former GTE properties listed above, except for those located in Arizona and California, for combined cash proceeds of approximately $4,903 million and $125 million in convertible preferred stock. The pretax gain on the sales was $3,051 million ($1,856 million after-tax, or $.68 per diluted share). The remaining sales are expected to close in 2001.

Wireless Overlap Sales
A U.S. Department of Justice consent decree issued on December 6, 1999 approving the merger of Bell Atlantic and GTE required GTE Wireless, Bell Atlantic Mobile, Vodafone Group plc (Vodafone) and PrimeCo Personal Communications, L.P. (PrimeCo) to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Bell Atlantic-GTE merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation (ALLTEL) that provided for the exchange of a former Bell Atlantic Mobile market cluster in the Southwestern U.S. for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share).

Other Transactions
During 2000, we recorded charges related to the write-down of certain impaired assets, determined based on expected future cash flows, and other charges of $1,180 million pretax ($1,025 million after-tax, or $.37 per diluted share), as follows:

                                 (dollars in millions, except per share amounts)
                                                                     Per diluted
Year Ended December 31, 2000               Pretax       After-tax          share
--------------------------------------------------------------------------------
GTE Airfone and Video impairment         $    566        $    362       $   .13
CLEC impairment                               334             218           .08
Real estate consolidation and
   other merger-related charges               220             142           .05
Deferred taxes on contribution to
   the wireless joint venture                   -             249           .09
Other, net                                     60              54           .02
                                       -----------------------------------------
                                         $  1,180        $  1,025       $   .37
                                       =========================================

In connection with our decisions to exit the video business and GTE Airfone (a company involved in air-to-ground communications), in the second quarter of 2000 we recorded an impairment charge to reduce the carrying value of these investments to their estimated net realizable value.

The competitive local exchange carrier (CLEC) impairment primarily relates to the revaluation of assets and the accrual of costs pertaining to certain long-term contracts due to strategic changes in Verizon's approach to offering bundled services both in and out of its franchise areas. The revised approach to providing such services resulted, in part, from post-merger integration activities and acquisitions.

The real estate consolidation and other merger-related charges include the revaluation of assets and the accrual of costs to exit leased facilities that are in excess of Verizon's needs as the result of post-merger integration activities.

The deferred tax charge is non-cash and was recorded as the result of the contribution in July 2000 of the GTE Wireless assets to Verizon Wireless based on the differences between the book and tax bases of assets contributed.

During 1999, we sold substantially all of GTE Government Systems to General Dynamics Corporation for $1.0 billion in cash. The pretax gain on the sale was $754 million ($445 million after-tax, or $.16 per diluted share). In addition, during 1999, we recorded a net pretax gain of $112 million ($66 million after-tax, or $.02 per diluted share), primarily associated with the sale of the remaining major division of GTE Government Systems to DynCorp. The 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

year-to-date net gains for asset sales also include a pretax gain of $513 million ($308 million after-tax, or $.11 per diluted share) associated with the merger of BC TELECOM Inc. (BC TELECOM) and TELUS Communications, Inc. (TELUS) during the first quarter of 1999.

During the first quarter of 1998, we committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. Based on the decision to sell, we recorded a pretax charge of $200 million ($117 million after-tax, or $.04 per diluted share) to reduce the carrying value of the assets to estimated net sales proceeds.

Also in 1998, after completing a review of our operations, we decided to scale back the deployment of the hybrid fiber coax (HFC) video networks that we built in certain test markets. Due to the significant change in the scale of the HFC networks and the effect on future revenues and expenses, we recorded a pretax charge for impairment of approximately $161 million ($105 million after-tax, or $.04 per diluted share).

--------------------------------------------------------------------------------
Note 4

Other Strategic Actions
--------------------------------------------------------------------------------

Other charges and special items recorded during 2000 include the write-off of our investment in NorthPoint Communications Corp. (NorthPoint) of $155 million ($153 million after-tax, or $.06 per diluted share) as a result of the deterioration in NorthPoint's business, operations and financial condition. We also recorded a pretax charge of $50 million ($50 million after-tax, or $.02 per diluted share) associated with our share of costs incurred at two of our international equity investees to complete employee separation programs.

Other charges and special items in 2000 include the cost of disposing or abandoning redundant assets and discontinued system development projects in connection with the Bell Atlantic-GTE merger of $287 million ($175 million after-tax, or $.06 per diluted share), regulatory settlements of $98 million ($61 million after-tax, or $.02 per diluted share) and other asset write-downs of $416 million ($290 million after-tax, or $.11 per diluted share).

During the first quarter of 1999, we recorded a special charge of $192 million ($119 million after-tax, or $.04 per diluted share) associated with employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees. The programs were completed in early April 1999, as planned, consistent with the original cost estimates.

In 1998, we recorded total pretax charges of $918 million ($786 million after-tax, or $.28 per diluted share) related to the write-down of assets, exit of business activities, consolidation of facilities, the elimination of employee functions and other actions as discussed below.

In 1998, we recorded pretax charges of $485 million to adjust the carrying values of two Asian investments, TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. We account for these investments under the cost method. We continue to monitor the political, economic, and financial aspects of our remaining investments in Thailand and Indonesia, as well as other investments. The book value of our remaining Asian investments was approximately $179 million at December 31, 2000. Should we determine that any further decline in the fair values of these investments is other than temporary, the impact would be recorded in our results of operations.

During the first quarter of 1998, we also committed to a plan to exit a number of other non-strategic domestic business activities. As a result, we recorded a pretax charge of $156 million to reduce the carrying value of affected assets to expected net salvage value and to recognize costs resulting from the exit plan. The major components of the charge included the write-off of network equipment and supplies for discontinued wireless products and services ($81 million); the shutdown of business units developing interactive video products and services and excess printing facilities ($42 million); and the write-off of impaired assets in Latin America ($33 million).

During the first quarter of 1998, we consolidated facilities and centralized or eliminated a variety of employee functions and, as a result, recorded a $107 million pretax charge. During the second half of 1998, we closed several administrative facilities, including the former GTE corporate headquarters in Connecticut and approximately 140 domestic retail stores and other locations. The cost of these actions is composed primarily of employee severance, outplacement and benefit continuation costs for approximately 1,700 employees and other costs to exit locations we no longer use.

We also recorded a pretax charge of approximately $131 million in 1998 related to nonrecurring federal and state regulatory rulings affecting our Domestic Telecom segment. Approximately two thirds of this charge relates to nonrecurring access rate refunds applied by the FCC retroactively in 1997. In addition, the charge included the write-off of mandated costs, including generic software, and other costs we incurred for which revenue recovery was not allowable under the regulatory process.

Other items arising in 1998 included pretax charges totaling $39 million principally associated with the settlement of labor contracts in August 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 5

Extraordinary Items
--------------------------------------------------------------------------------


In June 2000, we entered into a series of definitive sale agreements to resolve service area conflicts prohibited by FCC regulations as a result of the Bell Atlantic-GTE merger (see Note 3). These agreements, which were pursuant to the consent decree issued for the merger, enabled both the formation of Verizon Wireless (see Note 6) and the closing of the merger. Since the sales were required pursuant to the consent decree and several occurred after the merger, the gains on sales were recorded net of taxes as Extraordinary Items in the consolidated statements of income.

During the second half of 2000, we completed the sale of the Richmond (former PrimeCo) wireless market to CFW Communications Company in exchange for two wireless rural service areas in Virginia and cash. The sale resulted in a pretax gain of $184 million ($112 million after-tax, or $.04 per diluted share). In addition, we completed the sales of the consolidated markets in Washington and Texas and unconsolidated interests in Texas (former GTE) to SBC Communications. The sales resulted in a pretax gain of $886 million ($532 million after-tax, or $.19 per diluted share). Also, we completed the sale of the San Diego (former
GTE) market to AT&T Wireless. The sale resulted in a pretax gain of $304 million ($182 million after-tax, or $.07 per diluted share). In 2000, we also completed the sale of the Houston PCS (former PrimeCo) wireless overlap market to AT&T Wireless, resulting in a pretax gain of $350 million ($213 million after-tax, or $.08 per diluted share).

During the first quarter of 2000, we retired $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share). During the fourth quarter of 2000, we retired $61.6 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $4 million ($3 million after-tax, or less than $.01 per diluted share).

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

During 1998, we recorded pretax extraordinary charges of $616 million ($346 million after-tax, or $.13 per diluted share). Approximately $300 million of the after-tax charge related to the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by our Canadian operations. The decision by our Canadian subsidiaries to discontinue using regulatory accounting practices was in response to rulings by the Canadian regulatory commission in March 1998 that opened the Canadian telecommunications market to full competition. Under SFAS No. 71, certain assets were depreciated and certain expenses were recognized over a longer period of time than would have been the case in a competitive environment. This charge includes a reduction in the net carrying value of property, plant and equipment of $270 million to reflect impairment based on the estimated cash flows that the assets are expected to generate in a competitive environment and a reduction in costs that had been capitalized based on the expectation of future recovery of approximately $30 million. In addition, during the first quarter of 1998, we called $800 million of high-coupon debt and preferred stock prior to their stated maturity date, resulting in a pretax extraordinary charge of $31 million ($20 million after-tax, or less than $.01 per diluted share). Also, in 1998, we recorded pretax extraordinary charges of $40 million ($26 million after-tax, or $.01 per diluted share) associated with the early extinguishment of debentures and refunding mortgage bonds of the operating telephone subsidiaries and debt issued by Fiberoptic Link Around the Globe Ltd. (FLAG), an investment accounted for under the equity method.

--------------------------------------------------------------------------------
Note 6

Wireless Joint Venture
--------------------------------------------------------------------------------

On April 3, 2000, Verizon and Vodafone consummated the previously announced agreement to combine U.S. wireless assets, including cellular, Personal Communications Services (PCS) and paging operations. Vodafone contributed its U.S. wireless operations, including its interest in PrimeCo, to an existing
Bell Atlantic partnership in exchange for a 65.1% economic interest in the part-nership. Bell Atlantic retained a 34.9% economic interest and control pursuant to the terms of the partnership agreement. We accounted for this transaction as a purchase business combination. The total consideration for the U.S. wireless operations of Vodafone was approximately $34 billion, resulting in increases in intangible assets of approximately $31 billion, minority interest of approxi-mately $21 billion and debt of approximately $4 billion included in the consolidated balance sheets. Since the acquisition was effected through the issuance of partnership interests, the $4,271 million after-tax gain on the transaction was reported as an adjustment to contributed capital in accordance with our accounting policy for recording gains on the issuance of subsidiary stock. The appraisal and the allocation of the purchase price to the tangible and identifiable intangible assets were completed in the fourth quarter of 2000. A substantial portion of the excess purchase price over the tangible assets acquired was identified with wireless licenses, which will be amortized over a period up to 40 years since they are renewable on an indefinite basis, and therefore, have an indefinite life. In connection with the recent initial public offering filing by Verizon Wireless, the Division of Corporation Finance of the SEC has requested additional support for our use of a 40-year life for our wireless licenses. The SEC has questioned the use of a 40-year amortization period by other communications companies for purchased intangible assets similar to ours. In some cases, companies have shortened their amortization periods in response to these questions. In other cases, companies are continuing to use a 40-year life. We continue to believe licenses have an indefinite life, and therefore, continue to amortize the cost of licenses over 40 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

In July 2000, following the closing of the Bell Atlantic-GTE merger, interests in GTE's U.S. wireless assets were contributed to Verizon Wireless in exchange for an increase in our economic ownership interest to 55%. This transaction was accounted for as a transfer of assets between entities under common control and, accordingly, was recorded at the net book value of the assets contributed.

The following represents Verizon's historical results for 1999 adjusted to include the wireless joint venture on a pro forma basis comparable with 2000 results. No other pro forma adjustments were made to the historical results.

                                  (dollars in millions, except per share amount)
Revenues                                                           $     62,504
Net income                                                         $      8,101
Diluted earnings per common share                                  $       2.92

Under the terms of the venture formation agreement, Vodafone has the right to require us or Verizon Wireless to purchase up to $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value.

--------------------------------------------------------------------------------
Note 7

Marketable Securities
--------------------------------------------------------------------------------

We have investments in marketable securities, primarily common stocks, which are considered "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

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

The following table shows certain summarized information related to our investments in marketable securities:

                                                           (dollars in millions)
                                                   Gross      Gross
                                              Unrealized Unrealized
                                        Cost       Gains     Losses   Fair Value
--------------------------------------------------------------------------------
At December 31, 2000
Investments in unconsolidated
   businesses                        $ 4,529   $   559    $(1,542)   $    3,546
Other assets                           1,326        29       (241)        1,114
                                   ---------------------------------------------
                                     $ 5,855   $   588    $(1,783)   $    4,660
                                   =============================================
At December 31, 1999
Investments in unconsolidated
   businesses                        $   367   $ 1,892    $     -    $    2,259
Other assets                             401         8         (3)          406
                                   ---------------------------------------------
                                     $   768   $ 1,900    $    (3)   $    2,665
                                   =============================================

Our investments in marketable securities increased from December 31, 1999 as a result of our Metromedia Fiber Network, Inc. (MFN) investment and our exchange of Cable & Wireless Communications plc (CWC) shares for Cable & Wireless plc (C&W) and NTL Incorporated (NTL) shares (see Note 8).

One half of our total MFN shares are deemed to be "available for sale" securities. Accordingly, this portion of our investment in MFN shares has been adjusted from a carrying value of $357 million to its fair value of $258 million at December 31, 2000. This decrease in the value of our investment has been recorded in Investments in Unconsolidated Businesses. The unrealized holding loss of $64 million (net of income tax benefit of $35 million) has been recognized in Accumulated Other Comprehensive Income (Loss). The remaining half of our investment in MFN shares is restricted, and being carried at cost.

Our investment in MFN's subordinated debt securities also qualifies as "available for sale" securities and, accordingly, this investment has been adjusted from a carrying value of $975 million to its fair value of $734 million at December 31, 2000. This decrease in the value of our investment has been recorded in Other Assets. The unrealized holding loss of $157 million (net of income tax benefit of $84 million) has also been recognized in Accumulated Other Comprehensive Income (Loss).

Certain other investments in marketable securities that we hold are not carried at their fair values because those values are not readily determinable. We have, however, adjusted the carrying values of these securities in situations where we believe declines in value below cost were other than temporary. The carrying values for these investments were $3,071 million at December 31, 2000 and $188 million at December 31, 1999. The increase from December 31, 1999 was principally due to our deconsolidation of Genuity effective June 30, 2000 (see
Note 2) and the MFN shares not deemed to be "available for sale."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 8

Investments in Unconsolidated Businesses
--------------------------------------------------------------------------------

Our investments in unconsolidated businesses are comprised of the following:

                                                           (dollars in millions)
                                                       2000                1999
At December 31,                        Ownership Investment Ownership Investment
--------------------------------------------------------------------------------
Equity Investees
CANTV                                      28.50% $ 1,901      26.40%  $ 1,873
Omnitel Pronto Italia S.p.A.               23.14    1,300      23.14     1,262
TELUS                                      22.00    1,258      26.70     1,175
Puerto Rico Telephone Company              40.00      427      40.00       380
FLAG                                       29.80      297      37.67       161
PrimeCo                                        -        -      50.00     1,078
CWC                                            -        -      18.59       643
Other                                    Various    1,325    Various     1,178
                                                  -------              -------
   Total equity investees                           6,508                7,750
                                                  -------              -------
Cost Investees
Genuity                                     9.50    2,515          -         -
C&W                                         4.60    1,706          -         -
Telecom Corporation of
   New Zealand Limited                     24.94      912      24.94     2,103
MFN                                         9.90      622          -         -
NTL                                         9.10      586          -         -
Other                                    Various      266    Various       324
                                                  -------              -------
   Total cost investees                             6,607                2,427
                                                  -------              -------
Total                                             $13,115              $10,177
                                                  =======              =======

Dividends received from investees amounted to $215 million in 2000, $336 million in 1999, and $353 million in 1998.

Equity Investees
CANTV
Compania Anonima Nacional Telefonos de Venezuela (CANTV) is the primary provider of local telephone service and national and international long-distance service in Venezuela. CANTV also provides wireless, Internet-access and directory advertising services. At December 31, 2000 and 1999, our investment in CANTV included unamortized goodwill, which is being amortized on a straight-line basis over a period of 40 years, of $715 million and $740 million, respectively.

Omnitel Pronto Italia S.p.A.
Omnitel Pronto Italia S.p.A. (Omnitel) operates a cellular mobile telephone network in Italy. Goodwill related to this investment totals approximately $995 million which is being amortized on a straight-line basis over a period of 25 years. At December 31, 2000 and 1999, remaining goodwill was approximately $779 million and $900 million, respectively.

TELUS
Prior to 1999, we had a 50.8% ownership interest in BC TELECOM, a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company now called TELUS. Our ownership interest in TELUS at the time of the merger was approximately 26.7%. Accordingly, we changed the accounting for our investment from consolidation to the equity method effective January 1, 1999. In 1998, our consolidated results include revenues of $2.2 billion, operating income of $589 million, total assets of $2.6 billion, including $1.7 billion of net property, plant and equipment, and long-term debt of $686 million related to BC TELECOM.

On October 20, 2000, TELUS acquired 98.5% of Clearnet Communications Inc., a leading Canadian wireless company through the issuance of non-voting TELUS shares, creating Canada's largest wireless company in terms of annual revenue. The issuance of additional TELUS shares diluted Verizon's interest in TELUS from 26.7% to approximately 22.0%.

At December 31, 2000 and 1999, our investment in TELUS included unamortized goodwill of $345 million and $432 million, respectively, which we are amortizing on a straight-line basis over a period of 40 years.

Puerto Rico Telephone Company
In March 1999, we completed our 40% investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI), which provides local, wireless, long-distance, paging, and Internet-access services in Puerto Rico. At December 31, 2000 and 1999, our investment in TELPRI included unamortized goodwill, which is being amortized on a straight-line basis over a period of 25 years, of $211 million and $222 million, respectively.

FLAG
FLAG is an undersea fiber optic cable system, providing digital communications links between Europe and Asia. At December 31, 1999, our ownership interest was comprised of our interest in FLAG Ltd. and our interest in its parent company, FLAG Telecom Holdings Limited (FLAG Telecom). In January 2000, we exchanged our shares in FLAG for an interest in FLAG Telecom resulting in an aggregate interest in FLAG Telecom of approximately 38%. There was no impact to our financial statements or our effective ownership interest as a result of this transaction.

In February 2000, FLAG Telecom conducted an initial public offering. The primary offering consisted of 28 million newly issued common shares. Certain existing shareowners also participated in a secondary offering in which approximately 8 million of their common stock holdings were sold. We did not acquire any new shares in the primary offering, nor did we participate in the secondary offering. As a result, our current ownership interest has been reduced to approximately 30%.

PrimeCo Personal Communications, L.P.
PrimeCo was a partnership between Bell Atlantic and Vodafone, which provided PCS in major cities across the United States. In connection with the formation of the wireless joint venture (see Note 6), overlapping wireless properties were transferred out of PrimeCo and PrimeCo was contributed into the wireless joint venture. The overlapping wireless properties are being sold (see Note 5).

Cable & Wireless Communications
In the second quarter of 1997, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC. This transaction was accounted for as a nonmonetary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

exchange of similar productive assets and, as a result, no gain or loss was recorded. We accounted for our investment in CWC under the equity method because we had significant influence over CWC's operating and financial policies. Prior to the transfer, we consolidated the results of these operations.

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

Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) in Equity in Income (Loss) From Unconsolidated Businesses in the consolidated statements of income, and a corresponding increase in the cost basis of the shares received. Since the shares, which are reported as Investments in Unconsolidated Businesses, are being accounted for as cost investments, changes in their value since the date of the exchange have been recognized in Accumulated Other Comprehensive Income (Loss). At December 31, 2000, the cumulative decrease in the value of the shares since the date of the exchange of $1,407 million ($871 million after-tax, or $.32 per diluted share) has been recognized in Accumulated Other Comprehensive Income (Loss).

Other Equity Investees
We also have international wireless investments in the Czech Republic, Slovakia, Greece, and Indonesia. These investments are in joint ventures to build and operate cellular networks in these countries. We also have an investment in a company in the Philippines which provides telecommunications services in certain regions of that country. The remaining investments include wireless partner-ships in the U.S., real estate partnerships, publishing joint ventures, and several other domestic and international joint ventures.

Cost Investees
Certain of our cost investments are carried at their fair value, principally our investment in Telecom Corporation of New Zealand Limited (TCNZ), as described below. Other cost investments are carried at their original cost, except in cases where we have determined that a decline in the estimated fair value of an investment is other than temporary as described below under the section "Other Cost Investees."

Genuity
In June 2000, we issued common stock of our wholly owned Internet infrastructure subsidiary, Genuity, through an initial public offering, effectively reducing our common stock voting interest to 9.5%. As we no longer have the ability to exercise significant influence over operating and financial policies of Genuity, we changed the accounting for our investment from full consolidation of its financial results to the cost method. This transaction was a condition of the Bell Atlantic-GTE merger (see Note 2).

Telecom Corporation of New Zealand Limited
TCNZ is the principal provider of telecommunications services in New Zealand. Effective May 31, 1999, we took steps to disaffiliate from TCNZ. We no longer have significant influence over TCNZ's operating and financial policies. As a result, in 1999, we changed the accounting for our investment from the equity method to the cost method.

In February 1998, we issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003. The notes were exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning September 1, 1999. As of December 31, 2000, no notes have been delivered for exchange. See Note 12 for additional information on the TCNZ exchangeable notes.

Agreement with Metromedia Fiber Network
On March 6, 2000, we invested approximately $1.7 billion in MFN, a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. This investment included $715 million to acquire approximately 9.5% of the equity of MFN through the purchase of newly issued shares at $14 per share (after two-for-one stock split). We also purchased approximately $975 million in subordinated debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $17 per share (after two-for-one stock split) or an additional 9.6% of the equity of MFN. This investment completed a portion of our previously announced agree-ment, as amended, with MFN, which included the acquisition of approximately $350 million of long-term capacity on MFN's fiber optic networks, beginning in 1999 through 2002. Of the $350 million, 10% was paid in November 1999, 30% was paid in October 2000 and an additional 30% will be paid in both October 2001 and October 2002.

Viacom Inc.
Prior to 1998, we held an investment in Viacom Inc. (Viacom), an entertainment and publishing company. In December 1998, we accepted an offer from Viacom to repurchase one-half of our Viacom investment, or 12 million shares of the preferred stock (with a book value of approximately $600 million) for approximately $564 million in cash. This preferred stock had been held by a fully consolidated subsidiary, which had been created as part of a transaction to monetize a portion of our Viacom investment during 1995 and 1996. This monetization transaction involved entering into nonrecourse contracts whereby we raised $600 million based, among other things, on the value of our investment in Viacom. To accomplish the monetization, two fully consolidated subsidiaries were created to manage and protect certain assets for distribution at a later date. In addition, an outside party contributed $600 million in cash in exchange for an interest in one of these subsidiaries, and we contributed a $600 million note that was collateralized by certain financial assets, including the 12 million shares of Viacom preferred stock and 22.4 million shares of our common stock. The outside party's contribution was reflected in Minority Interest, and the issuance of common stock was reflected as Treasury Stock.

The cash proceeds from the repurchase of the 12 million shares of Viacom preferred stock, together with additional cash, was used to repay the note that had been contributed to one of the subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

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

Other Cost Investees
Other cost investments include our Asian investments - TelecomAsia, a wireline investment in Thailand, and Excelcomindo, a wireless investment in Indonesia. In the third quarter of 1998, we recorded pretax charges of $485 million to Equity in Income (Loss) from Unconsolidated Businesses to adjust our carrying values of TelecomAsia and Excelcomindo. The charges were necessary because we determined that the decline in the estimated fair values of these investments were other than temporary. We determined the fair values of these investments by discounting estimated future cash flows.

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

--------------------------------------------------------------------------------
Note 9

Minority Interest
--------------------------------------------------------------------------------

Minority interests in equity of subsidiaries were as follows:

                                                         (dollars in millions)
At December 31,                                             2000         1999
--------------------------------------------------------------------------------

Minority interests in consolidated subsidiaries:
   Wireless joint venture (see Note 6)                   $  20,894    $      -
   Cellular partnerships and other                             489         820
   Iusacell (37.2% and 40.2%)
     Subject to redemption                                     102         102
     Nonredeemable                                              30          50
   CTI Holdings, S.A. (59.5% and 58.0%)                        103          93
Preferred securities issued by subsidiaries                    212         835
                                                       -------------------------
                                                         $  21,830    $  1,900
                                                       =========================

Cellular Partnerships and Other
Cellular partnerships for 1999 include $286 million related to the October 1999 acquisition of several wireless properties from Ameritech Corporation, of which a 7% interest is owned by a minority shareholder. These properties, which were purchased for approximately $3.25 billion, are located in St. Louis, Chicago and Central Illinois and include approximately 1.7 million subscribers. As a result of this acquisition, we recorded goodwill and customer base of approximately $2.85 billion. Minority interest declined in 2000 as a result of organization structure changes initiated in connection with the formation of the wireless joint venture.

Iusacell
Since 1993, we have invested $1.2 billion in Iusacell, a wireless telecommunications company in Mexico. Since we control its board of directors, we consolidate Iusacell. Goodwill related to this investment totaled approximately $810 million and is being amortized on a straight-line basis over a period of 25 years. At December 31, 2000 and 1999, remaining goodwill, net of amortization and cumulative translation adjustments, was approximately $247 million and $260 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Iusacell and its principal shareholders entered into an agreement (the 1998 Restructuring Agreement) to reorganize ownership of the company. This reorganization provided for the formation of a new holding company, Nuevo Grupo Iusacell, S.A. de C.V. (New Iusacell), with two classes of shares, one of which is traded publicly. As contemplated in the reorganization plan, during 1999 and 1998, Iusacell borrowed $133 million from us, as a bridge loan, under a $150 million subordinated convertible debt facility that expired in June 1999 (the Facility). In accordance with the Facility and the 1998 Restructuring Agreement, we converted the debt into additional Series A shares at a price of $.70 per share. We also sold a portion of those shares to the Peralta Group, the other principal shareholder of Iusacell, for $.70 per share and received proceeds of approximately $15 million in 1999 and $15 million in 1998. As a result of these interim steps of the reorganization plan, our ownership of Iusacell temporarily increased to 47.2%.

On August 4, 1999, the reorganization plan was finalized when New Iusacell concluded an exchange and rights offering to existing Iusacell shareholders. In addition, New Iusacell launched primary and secondary share offerings. We and the Peralta Group participated in the secondary share offering. We received approximately $73 million of proceeds from the secondary share offering and New Iusacell received approximately $31 million of proceeds from the primary share and rights offerings. As a result of the reorganization, we recorded an adjustment to increase our contributed capital by $43 million which recognizes the ultimate change in our ownership percentage resulting from these transactions.

Under an agreement dated February 22, 1999, the Peralta Group can require us to purchase from it approximately 517 million Iusacell shares for $.75 per share, or approximately $388 million in the aggregate, by giving notice of exercise between November 15 and December 15, 2001.

CTI Holdings, S.A.
CTI Holdings, S.A. (CTI) provides wireless services in Argentina. During 1998, we increased our ownership interest in CTI and assumed management control through the conversion of debt to equity, and through the purchase of additional shares. As a result, in the fourth quarter of 1998, we changed the accounting for our investment in CTI from the equity method to consolidation. The consolidation of CTI increased our revenues and operating income by $126 million and $17 million, respectively, during 1998.

Preferred Securities Issued by Subsidiaries
At December 31, 1999, preferred securities of subsidiaries included $511 million of Series B, 8.75% Monthly Income Preferred Securities maturing in 2025. These securities, issued by GTE Delaware, a limited partnership holding solely GTE junior subordinated debentures, were redeemed in March 2000 at a price of $25 per share.

--------------------------------------------------------------------------------
Note 10

Plant, Property and Equipment
--------------------------------------------------------------------------------

The following table displays the details of plant, property and equipment, which is stated at cost:

                                                          (dollars in millions)
At December 31,                                               2000        1999
--------------------------------------------------------------------------------

Land                                                     $      805  $      796
Buildings and equipment                                      12,258      11,373
Network equipment                                           124,779     113,338
Furniture, office and data processing equipment              12,720       9,313
Work in progress                                              2,480       3,219
Leasehold improvements                                        1,563       1,389
Other                                                         4,352       3,561
                                                       -------------------------
                                                            158,957     142,989
Accumulated depreciation                                    (89,453)    (80,816)
                                                       -------------------------
Total                                                    $   69,504  $   62,173
                                                       =========================

--------------------------------------------------------------------------------
Note 11

Leasing Arrangements
--------------------------------------------------------------------------------

As Lessor
We are the lessor in leveraged and direct financing lease agreements under which commercial aircraft, rail equipment, industrial equipment, power generating facilities, real estate property, and telecommunications and other equipment are leased for remaining terms of 1 to 47 years as of December 31, 2000. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since we have no general liability for this debt, the related principal and interest have been offset against the minimum lease payments receivable. Minimum lease payments receivable are subordinate to the debt and the holders of the debt have a security interest in the leased equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Finance lease receivables, which are included in Prepaid Expenses and Other and Other Assets in our consolidated balance sheets are comprised of the following:

                                                                                                      (dollars in  millions)
At December 31,                                                                 2000                                   1999
------------------------------------------------------------------------------------------------------------------------------
                                                                  Direct                              Direct
                                                    Leveraged    Finance                Leveraged    Finance
                                                       Leases     Leases       Total       Leases     Leases           Total
------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable                   $   3,625    $   437   $   4,062    $   3,185    $   359        $  3,544
Estimated residual value                                2,459         53       2,512        2,264         58           2,322
Unearned income                                        (2,374)       (66)     (2,440)      (2,151)       (82)         (2,233)
                                                  ----------------------------------------------------------------------------
                                                    $   3,710    $   424       4,134    $   3,298    $   335           3,633
                                                  ============================================================
Allowance for doubtful accounts                                                  (46)                                    (53)
                                                                           ----------                               ----------
Finance lease receivables, net                                             $   4,088                                $  3,580
                                                                           ----------                               ----------
Current                                                                    $     126                                $     32
                                                                           ----------                               ----------
Noncurrent                                                                 $   3,962                                $  3,548
                                                                           ==========                               ==========

Accumulated deferred taxes arising from leveraged leases, which are included in Deferred Income Taxes, amounted to $2,942 million at December 31, 2000 and $2,538 million at December 31, 1999.

As Lessor
The following table is a summary of the components of income from leveraged leases:

                                                          (dollars in millions)
Years Ended December 31,                              2000      1999      1998
--------------------------------------------------------------------------------

Pretax lease income                                $   135   $   138  $    99
Income tax expense                                      46        49       47
Investment tax credits                                   3         2        5

The future minimum lease payments to be received from noncancelable leases, net of nonrecourse loan payments related to leveraged and direct financing leases in excess of debt service requirements, for the periods shown at December 31, 2000, are as follows:

                                                           (dollars in millions)
Years                                      Capital Leases      Operating Leases
--------------------------------------------------------------------------------

2001                                        $     213             $     45
2002                                              192                   31
2003                                              147                   17
2004                                              115                   13
2005                                              142                    8
Thereafter                                      3,253                   49
                                            ------------------------------------
Total                                       $   4,062             $    163
                                            ====================================

As Lessee
We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense under operating leases amounted to $1,052 million in 2000, $1,008 million in 1999 and $1,020 million in 1998.

Capital lease amounts included in plant, property and equipment are as follows:

                                                          (dollars in millions)
At December 31,                                     2000                  1999
--------------------------------------------------------------------------------

Capital leases                                 $     283             $     257
Accumulated amortization                            (165)                 (155)
                                               ---------------------------------
Total                                          $     118             $     102
                                               =================================

The aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2000, are as follows:

                                                           (dollars in millions)
Years                                       Capital Leases     Operating Leases
--------------------------------------------------------------------------------

2001                                          $     38             $     571
2002                                                31                   500
2003                                                24                   416
2004                                                15                   335
2005                                                15                   254
Thereafter                                          76                 1,224
                                            ------------------------------------
Total minimum rental commitments                   199             $   3,300
                                                                   =============
Less interest and executory costs                  (55)
                                            -------------
Present value of minimum lease payments            144
Less current installments                          (32)
                                            -------------
Long-term obligation at December 31, 2000     $    112
                                            =============

As of December 31, 2000, the total minimum sublease rentals to be received in the future under noncancelable operating subleases was $229 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 12

Debt
--------------------------------------------------------------------------------

Debt Maturing Within One Year
Debt maturing within one year is as follows:

                                                         (dollars in millions)
At December 31,                                  2000                    1999
--------------------------------------------------------------------------------

Notes payable
     Commercial paper                      $   12,659                $   8,725
     Bank loans                                   151                      143
     Short-term notes                             209                      228
Long-term debt maturing within one year         1,819                    5,967
                                           -------------------------------------
Total debt maturing within one year        $   14,838                $  15,063
                                           =====================================
Weighted-average interest rates for
   notes payable outstanding at
   year-end                                     6.5%                      6.1%

Capital expenditures (primarily construction of telephone plant) are partially financed, pending long-term financing, through bank loans and the issuance of commercial paper payable within 12 months.

At December 31, 2000, we had in excess of $10.4 billion of unused bank lines of credit. Certain of these lines of credit contain requirements for the payment of commitment fees.

Substantially all of the assets of Iusacell, totaling approximately $1,201 million at December 31, 2000, are subject to lien under credit facilities with certain bank lenders.

Long-Term Debt
Outstanding long-term debt obligations are as follows:


                                                                                                               (dollars in millions)
At December 31,                                                     Interest Rates %     Maturities             2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Notes payable                                                        5.00  -  14.98      2001 - 2030    $     10,667     $    3,082

Telephone subsidiaries - debentures and first/refunding mortgage
bonds                                                                2.00  -   7.00      2001 - 2033           9,574         12,031
                                                                     7.125 -   7.75      2002 - 2033           3,990          2,465
                                                                     7.85  -  10.54      2008 - 2031           2,817          2,044

Other subsidiaries - debentures and other                            6.36  -  14.00      2001 - 2028           5,558         10,454

Employee stock ownership plan loans:
   GTE guaranteed obligations                                             9.73               2005                388            453
   NYNEX debentures                                                       9.55               2010                256            281
   Bell Atlantic senior notes                                             8.17               2000                  -             70

Capital lease obligations (average rate 9.4% and 10.2%)
   and other (average rate 4.8% and 6.7%)                                                                      1,337          1,275

Exchangeable notes, net of unamortized discount of $180 and $212     4.25  -  5.75       2003 - 2005           5,710          6,341

Revolving loans expected to be refinanced on a long-term basis            6.86                                 4,120              -

Property sale holdbacks held in escrow                                    6.00                                    13              -

Unamortized discount, net of premium                                                                            (120)          (110)
                                                                                                          --------------------------
Total long-term debt, including current maturities                                                            44,310         38,386
Less maturing within one year                                                                                 (1,819)        (5,967)
                                                                                                          --------------------------
Total long-term debt                                                                                      $   42,491     $   32,419
                                                                                                          ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Telephone Subsidiaries' Debt
The telephone subsidiaries' debentures outstanding at December 31, 2000 include $1,567 million that are callable. The call prices range from 100.0% to 101.51% of face value, depending upon the remaining term to maturity of the issue. All of our refunding mortgage bonds are also callable as of December 31, 2000. Our first mortgage bonds also include $14 million that are callable as of December 31, 2000. In addition, our long-term debt includes $350 million that will become redeemable in 2002 at the option of the holders. The redemption prices will be 100.0% of face value plus accrued interest.

Exchangeable Notes
In February 1998, our wholly owned subsidiary Verizon Global Funding Corp. (formerly Bell Atlantic Financial Services, Inc.) (Verizon Global Funding) issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The TCNZ exchangeable notes are exchangeable into
437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. As of December 31, 2000, no notes have been delivered for exchange.

In August 1998, Verizon Global Funding issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). When issued, the CWC exchangeable notes were exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. The CWC exchangeable notes were issued at a discount, and as of December 31, 2000 and December 31, 1999, the notes had a carrying value of $3,255 million and $3,222 million, respectively.

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

At December 31, 2000, the exchange price exceeded the combined value of the C&W and NTL share prices, resulting in the notes recorded at their amortized carrying value with no mark-to-market adjustments. The decrease in the debt obligation since December 31, 1999 of $664 million was recorded as an increase to income in 2000 ($431 million after-tax, or $.16 per diluted share). For 1999, the CWC share price exceeded the exchange price and we recorded an increase in the carrying value of the CWC exchangeable notes of $664 million and a corresponding charge to income ($432 million after-tax, or $.16 per diluted share). During 1998, no mark-to-market adjustments were recorded on the CWC exchangeable notes. As of December 31, 2000, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements
All of Verizon Global Funding's debt has the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of our operating telephone subsidiaries or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $12,505 million at December 31, 2000. The carrying value of the available assets reflected in our consolidated financial statements was approximately $64.8 billion at December 31, 2000.

In 1998, we established a $2.0 billion Euro Medium Term Note Program under which we may issue notes that are not registered with the SEC. The notes will be issued from time to time from Verizon Global Funding, and will have the benefit of a support agreement between Verizon Global Funding and us. There have been no notes issued under this program.

Refinancing of Short-Term Debt
Verizon has the ability and intent to extend $4,120 million of short-term revolving loans beyond one year. Consequently, this debt has been reclassified to Long-Term Debt as of December 31, 2000 in the consolidated balance sheets.

Maturities of Long-Term Debt
Maturities of long-term debt outstanding at December 31, 2000 are $1.8 billion in 2001, $6.9 billion in 2002, $4.5 billion in 2003, $2.2 billion in 2004, $5.6 billion in 2005 and $23.3 billion thereafter. These amounts include the redeemable debt at the earliest redemption dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 13

Financial Instruments
--------------------------------------------------------------------------------

Derivatives
We limit our use of derivatives to managing risk that could negatively impact our financing and operating flexibility, making cash flows more stable over the long run and achieving savings over other means of financing. Our risk management strategy is designed to protect against adverse changes in interest rates, foreign currency exchange rates, equity prices and corporate tax rates, as well as facilitate our financing strategies. We use several types of deriva-tives in managing these risks, including interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, equity options and basis swap agreements. Derivative agreements are linked to specific liabilities or assets and hedge the related economic exposures. We do not hold derivatives for trading purposes.

The table that follows provides additional information about our risk management. The notional amounts shown are used to calculate interest payments, foreign currencies and stock to be exchanged. These amounts are not actually paid or received, nor are they a measure of our potential gains or losses from market risks. They do not represent our exposure in the event of nonperformance by a counterparty or our future cash requirements. Our financial instruments are grouped based on the nature of the hedging activity.

                                                           (dollars in millions)
                                                          Weighted-Average Rate
                                Notional                  ----------------------
At December 31,                  Amount       Maturities     Receive       Pay
--------------------------------------------------------------------------------

Interest Rate Swap Agreements
Foreign Currency Forwards/Interest Rate Swaps
   1999                         $   232       2000 - 2002     5.8%         6.6%

Other Interest Rate Swaps
Pay fixed
   2000                         $   270       2001 - 2005    Various       6.3%
   1999                         $   636       2000 - 2005    Various       6.2%

Pay variable
   2000                         $   901       2001 - 2007     7.0%      Various
   1999                         $   753       2000 - 2006     6.2%      Various

Foreign Currency Contracts
   2000                         $   613       2001 - 2005
   1999                         $   517       2000 - 2004

Interest Rate Cap/Floor Agreements
   2000                         $   147       2001 - 2002
   1999                         $   147       2001 - 2002

Basis Swap Agreements
   2000                         $ 1,001       2003 - 2004
   1999                         $ 1,001       2003 - 2004

Call Options on Common Stock
   2000                         $    80       2001 - 2006
   1999                         $    99       2000 - 2006

Interest Rate Risk Management
In 1999, we used foreign currency forwards/interest rate swap agreements to hedge the value of certain international investments. The agreements generally required us to receive payments based on fixed interest rates and make payments based on variable interest rates.

Other interest rate swap agreements, which sometimes incorporate options and interest rate caps and floors are all used to adjust the interest rate profile of our debt portfolio and allow us to achieve a targeted mix of fixed and variable rate debt. We have entered into domestic interest rate swaps, where we principally pay floating rates and receive fixed rates, as indicated in the previous table, primarily based on six-month LIBOR. At December 31, 2000 and 1999, the six-month LIBOR was 6.2% and 6.1%, respectively.

Earnings generated from our leveraged lease portfolio may be affected by changes in corporate tax rates. In order to hedge a portion of this risk, we entered into several basis swap agreements which require us to receive payments based on a variable interest rate (LIBOR-based) and make payments based on a tax-exempt market index (J.J. Kenney). We account for these basis swap agreements at fair value and recognized income (expense) of $(5) million in 2000, $12 million in 1999, and $(4) million in 1998 related to mark-to-market adjustments.

Foreign Exchange Risk Management
Our foreign exchange risk management includes the use of foreign currency forward contracts, options and foreign currency swaps. Forward contracts and options call for the sale or purchase, or the option to sell or purchase, certain foreign currencies on a specified future date. These contracts are typically used to hedge short-term foreign currency transactions and commitments, or to offset foreign exchange gains or losses on the foreign currency obligations. The total notional amounts of our foreign currency derivative contracts were $613 million at December 31, 2000 and $517 million at December 31, 1999. The contracts outstanding at December 31, 2000 have maturities ranging from approximately one month to four years. The contracts outstanding at December 31, 1999 had maturities ranging from three months to four years.

In 1999, certain of the interest rate swap agreements shown in the table contained both a foreign currency forward and a U.S. dollar interest rate swap component. These agreements required the exchange of payments in U.S. dollars based on specified interest rates in addition to the exchange of currencies at the maturity of the contract. The required payments for both components were based on the notional amounts of the contracts.

Our net equity position in unconsolidated foreign businesses as reported in our consolidated balance sheets totaled $5,386 million at December 31, 2000 and $5,778 million at December 31, 1999. Our most significant investments at December 31, 2000 had operations in Italy, Venezuela and Canada. As of December 31, 1999, we also had a significant operation in the United Kingdom (CWC) which was accounted for under the equity method. As of December 31, 2000, in connection with a restructuring of CWC described in Note 8, our post-restructuring investments in NTL and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

C&W are accounted for under the cost method. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to these investments.

Our equity income is subject to exchange rate fluctuations when our equity investees have balances denominated in currencies other than the investees' functional currency. We recognized $(2) million in 2000, $(9) million in 1999 and $7 million in 1998 related to such fluctuations in Equity in Income (Loss) from Unconsolidated Businesses. In 2000, our consolidated subsidiaries recognized a net loss of $23 million related to balances denominated in currencies other than their functional currencies. Our consolidated subsidiaries recognized a net gain of $14 million in 1999, primarily due to a $15 million gain recognized by Iusacell related to balances denominated in a currency other than its functional currency, the Mexican peso. In 1998, our consolidated subsidiaries in Canada and the Dominican Republic recognized losses totaling $11 million. Gains and losses from consolidated subsidiaries are recorded in Other Income and (Expense), Net.

We continually monitor the relationship between gains and losses recognized on all of our foreign currency contracts and on the underlying transactions being hedged to mitigate market risk.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, certain notes receivable, preferred stock, and derivative contracts. Our policy is to place our temporary cash investments with major financial institutions. Counterparties to our derivative contracts are also major financial institutions and organized exchanges. The financial institutions have all been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor our counterparties' credit ratings. We generally do not give or receive collateral on swap agreements due to our credit rating and those of our counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial condition.

Fair Values of Financial Instruments
The tables that follow provide additional information about our material financial instruments:

Financial Instrument                     Valuation Method
--------------------------------------------------------------------------------

Cash and cash equivalents and short-     Carrying amounts
   term investments

Short- and long-term debt (excluding     Market quotes for similar terms and
   capital leases and                    maturities or future cash flows
   exchangeable notes)                   discounted at current rates

Exchangeable notes                       Market quotes

Cost investments in unconsolidated       Future cash flows discounted at current
   businesses and notes receivable       rates, market quotes for similar
                                         instruments or other valuation models

                                                           (dollars in millions)
                                                 2000                      1999
                                   ---------------------------------------------
                                    Carrying               Carrying
At December 31,                      Amount   Fair Value    Amount   Fair Value
--------------------------------------------------------------------------------

Short- and long-term debt          $ 51,475    $ 51,180    $ 41,008    $ 40,172
Exchangeable notes                    5,710       5,694       6,341       6,417
Cost investments in
   unconsolidated businesses          6,607       6,607       2,427       2,450
Notes receivable, net                 1,395       1,393          13          13

The increase in our cost investments in unconsolidated businesses resulted primarily from our investment in Genuity and our post-restructuring investments in C&W and NTL, which are now accounted for under the cost method.

--------------------------------------------------------------------------------
Note 14

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

We are authorized to issue up to 4.25 billion shares of common stock.

Common Stock Buyback Program
On March 1, 2000, our Board of Directors authorized a new two-year share buyback program through which we may repurchase up to 80 million shares of common stock in the open market. As of December 31, 2000, we had repurchased 35.1 million shares principally under this program. The Board of Directors also rescinded a previous authorization to repurchase up to $1.4 billion in Verizon shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 15

Earnings Per Share
--------------------------------------------------------------------------------

The following table is a reconciliation of the numerators and denominators used in computing earnings per share:

                     (dollars and shares in millions, except per share amounts)
Years Ended December 31,                         2000         1999        1998
--------------------------------------------------------------------------------

Net Income Available To Common Shareowners
Income before extraordinary items
   and cumulative effect of change in
   accounting principle                      $  10,810    $  8,296    $   5,326
Redemption of minority interest                      -           -          (30)
Redemption of investee/subsidiary
   preferred stock                                 (10)          -           (2)
                                             -----------------------------------
Income available to common shareowners*         10,800       8,296        5,294
Extraordinary items, net                         1,027         (36)        (346)
Cumulative effect of change in
   accounting principle, net                       (40)          -            -
                                             -----------------------------------
Net income available to
   common shareowners*                       $  11,787    $  8,260    $   4,948
                                             ===================================

Basic Earnings (Loss) Per Common Share
Weighted-average shares outstanding              2,713       2,739        2,728
                                             -----------------------------------
Income before extraordinary items and
   cumulative effect of change in
   accounting principle                      $    3.98    $   3.03    $    1.94
Extraordinary items, net                           .37        (.01)        (.13)
Cumulative effect of change in
   accounting principle, net                      (.01)          -            -
                                             -----------------------------------
Net income                                   $    4.34    $   3.02    $    1.81
                                             ===================================

Diluted Earnings (Loss) Per Common Share
Weighted-average shares outstanding              2,713       2,739        2,728
Effect of dilutive securities                       24          38           31
                                             -----------------------------------
Weighted-average shares - diluted                2,737       2,777        2,759
                                             ===================================
Income before extraordinary items and
   cumulative effect of change in
   accounting principle                      $    3.95    $   2.98    $    1.92
Extraordinary items, net                           .37        (.01)        (.13)
Cumulative effect of change in
   accounting principle, net                      (.01)          -            -
                                             -----------------------------------
Net income                                   $    4.31    $   2.97    $    1.79
                                             ===================================

* Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 85.3 million shares during 2000, .3 million shares during 1999 and 1.5 million shares during 1998.

--------------------------------------------------------------------------------
Note 16

Stock Incentive Plans
--------------------------------------------------------------------------------

We have stock-based compensation plans consisting of fixed stock options and performance-based shares which include restricted stock and phantom shares. We recognize no compensation expense for our fixed stock option plans. Compensation expense charged to income for our performance-based share plans was $101 million in 2000, $61 million in 1999, and $35 million in 1998. If we had elected to recognize compensation expense based on the fair value at the date of grant for the fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts below:

                             (dollars in millions, except per share amounts)
Years Ended December 31,                       2000        1999        1998
--------------------------------------------------------------------------------
Net income available to
   common shareowners        As reported    $ 11,787    $  8,260    $  4,948
                               Pro forma      11,445       8,075       4,842

Diluted earnings per share   As reported    $   4.31    $   2.97    $   1.79
                               Pro forma        4.19        2.91        1.76


We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                         2000     1999    1998
--------------------------------------------------------------------------------
Dividend yield                                           3.3%     3.4%    3.9%
Expected volatility                                     27.5%    20.0%   18.4%
Risk-free interest rate                                  6.2%     5.3%    5.6%
Expected lives (in years)                                  6        6       6

The weighted-average value of options granted during 2000, 1999 and 1998 was $13.09, $11.58 and $7.36, respectively.

The GTE stock options outstanding and exercisable at the date of the Bell Atlantic-GTE merger were converted to Verizon stock options. The GTE option activity and share prices have been restated, for all years presented, to Verizon shares using the exchange ratio of 1.22 per share of Verizon common stock to one share of GTE common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Our stock incentive plans are described below:

Fixed Stock Option Plans
We have fixed stock option plans for substantially all employees. Options to purchase common stock were granted at a price equal to the market price of the stock at the date of grant. The options generally vest over three years and have a maximum term of ten years.

We have several plans for employees not otherwise covered under the plans above, including the 1985 Incentive Stock Option Plan, the 1994 Option Plus Plan, the 1990 and 1995 Stock Option Plans and the Long-Term Incentive Plan.

We have established several broad-based stock option plans covering substantially all employees, other than key employees. These include the 1992, 1994 and 1996 NYNEX plans, the 1996 GTE Partnership Shares Plan and the 2000 Verizon Founders' Grant.

This table summarizes our fixed stock option plans:

                                              Stock Options   Weighted-Average
                                              (in thousands)    Exercise Price
--------------------------------------------------------------------------------
Outstanding, December 31, 1997                      131,753          $   31.24
  Granted                                            41,999              45.48
  Exercised                                         (33,953)             30.02
  Canceled/forfeited                                 (4,746)             36.77
                                              -------------
Outstanding, December 31, 1998                      135,053              36.01
  Granted                                            55,423              55.21
  Exercised                                         (30,189)             34.05
  Canceled/forfeited                                 (4,123)             43.19
                                              -------------
Outstanding, December 31, 1999                      156,164              42.76
  Granted                                            98,022              48.93
  Exercised                                         (14,663)             35.57
  Canceled/forfeited                                 (6,955)             51.39
                                              -------------
Outstanding, December 31, 2000                      232,568              45.58
                                              =============
Options exercisable, December 31,
  1998                                               76,819              31.53
  1999                                               94,719              35.79
  2000                                              111,021              40.97

The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

                                                      Stock Options Outstanding                          Stock Options Exercisable
                      --------------------------------------------------------------------------------------------------------------
            Range of          Shares   Weighted-Average        Weighted-Average                Shares             Weighted-Average
     Exercise Prices  (in thousands)     Remaining Life          Exercise Price        (in thousands)               Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
    $  20.00 - 29.99          18,702                2.9 years         $  25.40                 18,702                    $   25.40
       30.00 - 39.99          38,805                5.7                  34.77                 38,805                        34.77
       40.00 - 49.99          87,847                8.8                  44.10                 24,970                        45.44
       50.00 - 59.99          85,107                8.6                  56.05                 27,267                        55.35
       60.00 - 69.99           2,107                8.8                  62.42                  1,277                        63.05
                          -----------                                                      -----------
           Total             232,568                7.7                  45.58                111,021                        40.97
                          ===========                                                      ===========

Performance-Based Share Plans
Performance-based share plans provided for the granting of awards to certain key employees of the former Bell Atlantic, which are now fully vested. Certain key employees of the former GTE participated in the Equity Participation Program
(EPP). Under EPP, a portion of their cash bonuses were deferred and held in restricted stock units for a minimum of three years. In 2000, certain key Verizon employees were granted restricted stock units which vest over a three to five year period.

The number of shares outstanding in the performance-based share plans were 4,387,000, 2,133,000 and 1,985,000 at December 31, 2000, 1999 and 1998,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 17

Employee Benefits
--------------------------------------------------------------------------------

We maintain noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for certain recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in our company.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and we may also periodically amend the benefits in the management plans. At December 31, 2000, shares of our common stock accounted for less than 1% of the plan assets.

The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement healthcare and life insurance benefit plans.

Benefit Cost

                                                                                                             (dollars in millions)
                                                                                   Pension                    Healthcare and Life
                                                       ---------------------------------------------------------------------------
Years Ended December 31,                                  2000         1999         1998          2000        1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Service cost                                           $     612   $      675   $      682    $     121   $      149    $    145
Interest cost                                              2,562        2,485        2,506          909          822         827
Expected return on plan assets                            (4,686)      (4,089)      (3,852)        (441)        (373)       (326)
Amortization of transition asset                            (127)        (150)        (158)           -            -           -
Amortization of prior service cost                           (66)         (94)        (107)         (28)         (22)        (26)
Actuarial (gain), net                                       (623)        (241)        (171)        (124)         (83)       (111)
                                                       ---------------------------------------------------------------------------
Net periodic benefit (income) cost                        (2,328)      (1,414)      (1,100)         437          493         509
                                                       ---------------------------------------------------------------------------
Termination benefits, curtailments and other, net           (250)         152          849            -            -           3
Settlement gains                                            (911)        (663)          (9)         (43)          (8)        148
                                                       ---------------------------------------------------------------------------
Subtotal                                                  (1,161)        (511)         840          (43)          (8)        151
                                                       ---------------------------------------------------------------------------
Total (income) cost                                    $  (3,489)   $  (1,925)   $    (260)    $     394   $     485    $    660
                                                       ===========================================================================

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                                    Pension                    Healthcare and Life
                                                        --------------------------------------------------------------------------
                                                             2000       1999        1998          2000         1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.75%      8.00%       7.00%         7.75%        8.00%        7.00%
Long-term rate of return on plan assets for the year         9.25       9.00        8.95          9.10         8.90         8.80
Rate of future increases in compensation at end of year      5.00       4.80        4.45          4.00         4.20         4.00
Medical cost trend rate at end of year                                                            5.00         5.75         6.20
   Ultimate (year 2001)                                                                           5.00         5.15         5.15
Dental cost trend rate at end of year                                                             3.50         3.50         3.50
   Ultimate (year 2002)                                                                           3.00         3.00         3.00

The medical cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

                                                                                                             (dollars in millions)
One-Percentage-Point                                                                           Increase               Decrease
----------------------------------------------------------------------------------------------------------------------------------
Effect on 2000 total service and interest cost                                                $      87           $    (71)
Effect on postretirement benefit obligation as of December 31, 2000                                 904               (745)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

                                                                                                        (dollars in millions)
                                                                                         Pension         Healthcare and Life
                                                                     -------------------------------------------------------------
At December 31,                                                             2000            1999         2000           1999
----------------------------------------------------------------------------------------------------------------------------------
Benefit Obligation
Beginning of year                                                    $    32,996    $     36,869    $  11,168      $  12,764
Service cost                                                                 612             675          121            149
Interest cost                                                              2,562           2,485          909            822
Plan amendments                                                              564             433           33             (1)
Actuarial (gain) loss, net                                                 1,275          (3,208)       1,067         (1,741)
Benefits paid                                                             (3,371)         (3,023)        (828)          (851)
Termination benefits                                                           -             148            -              -
Divestitures                                                                (215)           (538)         (43)            (2)
Settlements and curtailments                                              (1,407)           (922)         (30)            25
Other                                                                        120              77            -              3
                                                                     -------------------------------------------------------------
End of year                                                               33,136          32,996       12,397         11,168
                                                                     -------------------------------------------------------------
Fair Value of Plan Assets
Beginning of year                                                         59,141          54,915        5,580          5,019
Actual return on plan assets                                               1,294           9,129         (128)           692
Company contribution                                                         138             115          243            386
Benefits paid                                                             (3,371)         (3,023)        (457)          (518)
Settlements                                                               (1,764)         (1,359)          (2)             -
Divestitures                                                                (216)           (683)           -              -
Other                                                                          3              47            -              1
                                                                     -------------------------------------------------------------
End of year                                                               55,225          59,141        5,236          5,580
                                                                     -------------------------------------------------------------
Funded Status
End of year                                                               22,089          26,145       (7,161)        (5,588)
   Unrecognized
     Actuarial (gain), net                                               (15,153)        (21,973)      (2,019)        (3,748)
     Prior service (benefit) cost                                             54            (560)        (407)          (452)
     Transition asset                                                       (272)           (427)           -              -
                                                                     -------------------------------------------------------------
Net amount recognized                                                $     6,718    $      3,185    $  (9,587)      $ (9,788)
                                                                     =============================================================
Amounts recognized on the balance sheet
   Prepaid pension cost                                              $     8,626    $      6,218    $       -       $      -
   Employee benefit obligation                                            (1,981)         (3,072)      (9,587)        (9,788)
   Other assets                                                               21              24            -              -
   Accumulated other comprehensive loss                                       52              15            -              -
                                                                     -------------------------------------------------------------
Net amount recognized                                                $     6,718    $      3,185    $  (9,587)      $ (9,788)
                                                                     =============================================================

Changes in benefit obligations were caused by factors including changes in actuarial assumptions (see "Assumptions"), plan amendments and special termination benefits. In 2000 and 1999, the former GTE's lump-sum pension distributions surpassed the settlement threshold equal to the sum of service cost and interest cost requiring settlement gain or loss recognition for all cash settlements for each year.

Retirement Incentives

In 1993, the former Bell Atlantic announced a restructuring plan which included an accrual of approximately $1.1 billion (pretax) for severance and postretirement medical benefits under an involuntary force reduction plan.

Since the inception of the retirement incentive program, Bell Atlantic had recorded additional costs totaling approximately $3.0 billion (pretax) through December 31, 1998. The retirement incentive costs are included in Operations and Support Expense in our consolidated statements of income and the accrued liability is a component of Employee Benefit Obligations reported in our consolidated balance sheets. The additional costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. In 1998, we recorded $1,021 million for costs associated with 7,299 employees accepting the retirement incentive offer.

The retirement incentive program covering management employees ended on March 31, 1997 and the program covering other employees was completed in September 1998.

Savings Plan and Employee Stock Ownership Plans

We maintain four leveraged employee stock ownership plans (ESOPs). Under these plans, we match a certain percentage of eligible employee contributions with shares of our common stock. In 1989, two leveraged ESOPs were established by Bell Atlantic and one leveraged ESOP was established by GTE to purchase Bell Atlantic and GTE common stock to fund matching contributions. In 1990, NYNEX established a leveraged ESOP to fund matching contributions to management employees and purchased shares of NYNEX common stock. At the date of the respective mergers, NYNEX and GTE common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 and 1.22 per share of Bell Atlantic common stock to one share of NYNEX and GTE common stock, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Common stock is allocated from all leveraged ESOP trusts based on the proportion of principal and interest paid on ESOP debt in a year to the remaining principal and interest due over the term of the debt. At December 31, 2000, the number of unallocated and allocated shares of common stock was 25 million and 56 million, respectively. All leveraged ESOP shares are included in earnings per share computations.

We recognize leveraged ESOP cost based on the modified shares allocated method for the Bell Atlantic and GTE leveraged ESOP trusts which held securities before December 15, 1989 and the shares allocated method for the NYNEX leveraged ESOP trust which held securities after December 15, 1989.

ESOP cost and trust activity consist of the following:

                                                           (dollars in millions)
Years Ended December 31,                      2000          1999          1998
--------------------------------------------------------------------------------
Compensation                               $   161       $   176      $    145
Interest incurred                               69            86           102
Dividends                                      (43)          (50)          (61)
                                           -------------------------------------
Net leveraged ESOP cost                        187           212           186
Reduced ESOP cost                              (19)          (74)          (13)
                                           -------------------------------------
Total ESOP cost                            $   168       $   138      $    173
                                           =====================================

Dividends received for debt service        $    87       $   134      $    113

Total company contributions to
   leveraged ESOP trusts                   $   151       $   265      $    197

In addition to the ESOPs described above, we maintain savings plans for non-management employees and employees of certain subsidiaries. Compensation expense associated with these savings plans was $219 million in 2000, $161 million in 1999, and $107 million in 1998.

--------------------------------------------------------------------------------
Note 18

Income Taxes
--------------------------------------------------------------------------------

The components of income tax expense from continuing operations are as follows:

                                                           (dollars in millions)
Years Ended December 31,                       2000         1999          1998
--------------------------------------------------------------------------------

Current
   Federal                                   $ 3,165     $  2,612     $  2,237
   Foreign                                       105           83          325
   State and local                               657          379          513
                                           -------------------------------------
                                               3,927        3,074        3,075
                                           -------------------------------------
Deferred
   Federal                                     2,969        1,708          562
   Foreign                                       (60)         148          (14)
   State and local                               553          338          142
                                           -------------------------------------
                                               3,462        2,194          690
                                           -------------------------------------
Investment tax credits                           (28)         (46)         (51)
Other credits                                   (352)        (350)        (239)
                                           -------------------------------------
Total income tax expense                     $ 7,009     $  4,872     $  3,475
                                           =====================================

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

Years Ended December 31,                           2000        1999       1998
--------------------------------------------------------------------------------
Statutory federal income tax rate                  35.0%       35.0%      35.0%
State and local income tax,
   net of federal tax benefits                      4.3         3.5        4.8
Write-down of foreign investments                     -           -        2.2
Other, net                                            -        (1.5)      (2.5)
                                                --------------------------------
Effective income tax rate                         39.3%        37.0%      39.5%
                                                ================================

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                          (dollars in millions)
At December 31,                                               2000        1999
--------------------------------------------------------------------------------
Depreciation                                             $   5,360   $   6,128
Employee benefits                                           (1,623)     (3,378)
Leasing activity                                             2,953       2,776
Net unrealized gains (losses) on
   marketable securities                                      (515)        664
Partnership investments                                      5,925         593
Exchange of CWC stock                                        1,147           -
Other-net                                                      589        (425)
                                                         -----------------------
                                                            13,836       6,358
Valuation allowance                                            441         326
                                                         -----------------------
Net deferred tax liability                               $  14,277   $   6,684
                                                         =======================

At December 31, 2000, undistributed earnings of our foreign subsidiaries amounted to approximately $3.6 billion. Deferred income taxes are not provided on these earnings as it is intended that the earnings are indefinitely invested in these entities. It is not practical to estimate the amount of taxes that might be payable upon the remittance of the undistributed earnings.

The valuation allowance primarily represents the tax benefits of certain state net operating loss carryforwards and other deferred tax assets which may expire without being utilized. During 2000, the valuation allowance increased $115 million. This increase primarily relates to state net operating loss carryforwards and the write-down of investments for which tax benefits may never be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 19

Segment Information
--------------------------------------------------------------------------------

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on adjusted net income, which excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that management excludes in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings.

Our segments and their principal activities consist of the following:

Segment          Description
--------------------------------------------------------------------------------
Domestic Telecom Domestic wireline communications services, principally representing our 16 operating telephone subsidiaries that provide local telephone services in over 30 states. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services. In addition, this segment includes our long distance services.

Domestic         Domestic wireless products and services including
Wireless         cellular, PCS and paging services and equipment sales.


International    International wireline and wireless communications opera-
                 tions, investments and management contracts in the Americas, Europe, Asia and the Pacific.

Information      Domestic and international publishing businesses including
Services         print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.

Geographic Areas

Our foreign investments are located principally in Europe, the Americas, and Asia. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of plant, property and equipment (net of accumulated depreciation) and investments in unconsolidated businesses. The table below presents financial information by major geographic area:

                                                           (dollars in millions)
Years Ended December 31,                     2000            1999           1998
--------------------------------------------------------------------------------
Domestic
Operating revenues                       $ 62,066        $ 55,802       $ 53,343
Long-lived assets                          71,180          61,944         60,049

Foreign
Operating revenues                          2,641           2,392          3,732
Long-lived assets                          11,439          10,406          7,672

Consolidated
Operating revenues                         64,707          58,194         57,075
Long-lived assets                          82,619          72,350         67,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Reportable Segments

The following table provides adjusted operating financial information for our four reportable segments:


                                                                                                               (dollars in millions)

                                                                    Domestic     Domestic               Information  Total Segments
2000                                                                Telecom      Wireless  International   Services       Adjusted
------------------------------------------------------------------------------------------------------------------------------------
External revenues                                                $    42,597  $    14,194   $   1,976  $    4,031     $   62,798
Intersegment revenues                                                    746           42           -         113            901
                                                                 -------------------------------------------------------------------

   Total operating revenues                                           43,343       14,236       1,976       4,144         63,699
Depreciation & amortization                                            8,752        2,894         355          74         12,075
Equity in income from unconsolidated businesses                           35           55         672           5            767
Interest income                                                          116           66          28          13            223
Interest expense                                                      (1,767)        (617)       (398)        (25)        (2,807)
Income tax expense (benefit)                                           3,311          345         (53)        788          4,391
Net income                                                             5,135          444         733       1,238          7,550
Assets                                                                78,112       56,029      14,466       3,148        151,755
Investments in unconsolidated businesses                                  24          133       8,919          28          9,104
Capital expenditures                                                  12,119        4,322         586          48         17,075

1999
------------------------------------------------------------------------------------------------------------------------------------

External revenues                                                $    41,075  $     7,632   $   1,714  $    3,971     $   54,392
Intersegment revenues                                                    648           21           -         115            784
                                                                 -------------------------------------------------------------------
   Total operating revenues                                           41,723        7,653       1,714       4,086         55,176
Depreciation & amortization                                            8,200        1,100         264          76          9,640
Equity in income (loss) from unconsolidated businesses                    10            1         547          (1)           557
Interest income                                                           54            5          17          15             91
Interest expense                                                      (1,623)        (247)       (268)        (20)        (2,158)
Income tax expense (benefit)                                           3,249          443          (9)        780          4,463
Net income                                                             5,020          628         618       1,211          7,477
Assets                                                                69,997       16,590      12,543       2,829        101,959
Investments in unconsolidated businesses                                  23        1,464       7,936          35          9,458
Capital expenditures                                                  10,087        1,497         521          50         12,155

1998
------------------------------------------------------------------------------------------------------------------------------------

External revenues                                                $    39,924  $     6,634   $   1,468  $    3,692     $   51,718
Intersegment revenues                                                    471           18           -         126            615
                                                                 -------------------------------------------------------------------
   Total operating revenues                                           40,395        6,652       1,468       3,818         52,333
Depreciation & amortization                                            7,711          959         233          77          8,980
Equity in income (loss) from unconsolidated businesses                    16          (89)        462          22            411
Interest income                                                          106            -          33           8            147
Interest expense                                                      (1,665)        (203)       (223)        (22)        (2,113)
Income tax expense (benefit)                                           2,938          174         (35)        724          3,801
Net income                                                             4,750          962         510       1,145          7,367
Assets                                                                66,008       11,447      10,210       2,738         90,403
Investments in unconsolidated businesses                                  17        1,413       3,864          34          5,328
Capital expenditures                                                  10,000        1,160         930          62         12,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

Reconciliation To Consolidated Financial Information

A reconciliation of the adjusted results for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                      (dollars in millions)
                                             2000        1999         1998
--------------------------------------------------------------------------------
Operating Revenues
Total reportable segments                 $ 63,699    $ 55,176     $  52,333
Genuity and GTE Government Systems             529       1,789         1,773
Domestic Telecom operations sold
   (see Note 3)                                766       1,151         1,124
Deconsolidation of BC TELECOM                    -           -         2,153
Merger-related regulatory settlements          (69)          -             -
Impact of accounting change
   (SAB No. 101)                                 -         117             -
Corporate, eliminations and other             (218)        (39)         (308)
                                        ------------------------------------
Consolidated operating revenues -
   reported                               $ 64,707    $ 58,194     $  57,075
                                        ====================================
Net Income
Total reportable segments                 $  7,550    $  7,477     $   7,367
Corporate and other                             98         116          (354)
Domestic Telecom operations sold               314         475           345
Bell Atlantic-GTE merger-related costs        (749)          -             -
Merger transition and integration costs       (316)       (126)         (121)
Gains on sales of assets, net                1,987         819          (222)
Gain on CWC stock                            1,941           -             -
Settlement gains and enhancement costs         564         410          (645)
Mark-to-market adjustment for C&W/NTL
  exchangeable notes                           431        (432)            -
Genuity loss                                  (281)       (325)         (258)
NorthPoint investment write-off               (153)          -             -
International restructuring                    (50)          -             -
Other charges and special items               (526)       (126)         (786)
Extraordinary items                          1,027         (36)         (346)
Impact of accounting change
  (SAB No. 101)                                (40)          8             -
                                        ------------------------------------
Consolidated net income - reported        $ 11,797    $  8,260     $   4,980
                                        ====================================
Assets
Total reportable segments                 $151,755    $101,959     $  90,403
Reconciling items                           12,980      10,871         7,761
                                        ------------------------------------
Consolidated assets                       $164,735    $112,830     $  98,164
                                        ====================================

Pension settlement gains before tax of $911 million, $663 million and $9 million ($564 million, $410 million and $6 million after-tax) were recognized for the twelve month periods ended December 31, 2000, 1999 and 1998, respectively. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to the settlement of pension obligations for former GTE employees through the purchase of annuities or otherwise.

Prior to 1998, we announced a restructuring plan which included an accrual of approximately $1.1 billion (pretax) for severance and postretirement medical benefits under an involuntary force reduction plan. Since the inception of the retirement incentive program, we recorded additional costs totaling approximately $3.0 billion (pretax) through December 31, 1998. In 1998, we recorded a pretax charge of $1,021 million ($651 million after-tax). The additional costs were comprised of special termination pension and postretire-ment benefit amounts, as well as employee costs for other items.

As described in Note 1, Verizon adopted the provisions of SAB No. 101 effective January 1, 2000. The revenue reclassification in 1999 that would have been recorded had SAB No. 101 been effective January 1, 1999 would have been a reduction of revenues of $117 million and a reduction of operating costs and expenses of $109 million.

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

Changes in the components of other comprehensive income (loss), net of income tax expense (benefit), are as follows:

                                                                                                            (dollars in millions)
Years Ended December 31,                                                               2000          1999               1998
----------------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustments, net of taxes of $1, $1 and $2         $     (262)     $     (41)          $   (290)
                                                                                --------------------------------------------------
Unrealized Gains (Losses) on Marketable Securities
Unrealized gains (losses), net of taxes of $(1,077), $648 and $22                   (1,877)         1,198                 24
Less: reclassification adjustments for gains realized in net
  income, net of taxes of $51, $ - and $13                                              88              1                 10
                                                                                --------------------------------------------------
Net unrealized gains (losses) on marketable securities                              (1,965)         1,197                 14
                                                                                --------------------------------------------------
Minimum Pension Liability Adjustment, net of taxes of $(13), $5 and $(10)              (24)             7                (17)
                                                                                --------------------------------------------------
Other Comprehensive Income (Loss)                                               $   (2,251)     $   1,163          $    (293)
                                                                                ==================================================

The net unrealized losses on marketable securities in 2000 primarily relate to our investments in MFN, C&W and NTL (see Note 7). The increase in unrealized gains on marketable securities for 1999 is principally due to the change in accounting for our investment in TCNZ from the equity method to the cost method (see Note 8).

The components of accumulated other comprehensive income (loss) are as follows:

                                                                     (dollars in millions)
At December 31,                                                 2000                1999
------------------------------------------------------------------------------------------
Foreign currency translation adjustments                 $    (1,408)          $   (1,146)
Unrealized gains (losses) on marketable securities              (734)               1,231
Minimum pension liability adjustment                             (34)                 (10)
                                                       ----------------------------------
Accumulated other comprehensive income (loss)            $    (2,176)          $       75
                                                       ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 21

Additional Financial Information
--------------------------------------------------------------------------------

The tables that follow provide additional financial information related to our consolidated financial statements:

Income Statement Information
                                                           (dollars in millions)
Years Ended December 31,                            2000      1999       1998
--------------------------------------------------------------------------------
Depreciation expense                             $ 10,276   $ 9,550   $ 9,402
Taxes other than income                             2,210     2,218     2,018
Interest expense incurred                           3,720     2,762     2,822
Capitalized interest                                (230)     (146)     (117)
Advertising expense                                 1,399       796       853


Balance Sheet Information
                                                          (dollars in millions)
At December 31,                                     2000               1999
--------------------------------------------------------------------------------
Accounts Payable and Accrued
  Liabilities
Accounts payable                             $     6,247          $   5,165
Accrued expenses                                   3,063              1,466
Accrued vacation pay                               1,043                945
Accrued salaries and wages                         1,346                943
Interest payable                                     574                556
Accrued taxes                                      1,692              1,803
                                           --------------------------------
                                             $    13,965          $  10,878
                                           ================================
Other Current Liabilities
Advance billings and customer deposits       $     1,162          $   1,123
Dividends payable                                  1,053              1,061
Other                                              3,218              1,625
                                           --------------------------------
                                             $     5,433          $   3,809
                                           ================================
Cash Flow Information
                                                          (dollars in millions)
Years Ended December 31,                              2000       1999      1998
--------------------------------------------------------------------------------
Cash Paid
Income taxes, net of amounts refunded              $ 3,201    $ 1,997 $   2,223
Interest, net of amounts capitalized                 2,065      2,628     2,522
Supplemental investing and financing transactions:
     Assets acquired in
        business combinations                        6,944      3,960         -
     Liabilities assumed in
        business combinations                        3,667        259         -
     Debt assumed in
        business combinations                        4,387        490         -

--------------------------------------------------------------------------------
Note 22

Commitments and Contingencies
--------------------------------------------------------------------------------

In connection with certain state regulatory incentive plan commitments, we have deferred revenues, which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable.

We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

Verizon Wireless was the winning bidder for 113 licenses in the FCC's recently concluded auction of 1.9 GHz spectrum. Verizon Wireless added capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco, for a total price of approximately $8.8 billion, $1.6 billion of which was paid in February 2001 and the remainder will be paid when the FCC requires payment, which is expected to occur in 2001, and may be as early as March 2001.

During the fourth quarter of 2000, Verizon Wireless agreed to acquire Price Communications Wireless, a wholly owned subsidiary of Price Communications, for $1.5 billion in Verizon Wireless stock and the assumption of $550 million in net debt. The transaction is conditioned upon completion of a Verizon Wireless IPO. The deal will significantly expand the company's footprint in the Southeastern U.S. and add approximately 500,000 customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 23

Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------

                                                                                   (dollars in millions, except per share amounts)
                                                                     Income before Extraordinary Items and
                                                                Cumulative Effect of Change in Accounting Principle
                                                                ---------------------------------------------------
                                      Operating      Operating                       Per Share-     Per Share-
Quarter Ended                         Revenues*        Income         Amount          Basic          Diluted            Net Income
----------------------------------------------------------------------------------------------------------------------------------
2000
March 31 (a)                         $   14,532      $  3,828       $   1,564        $  .57     $      .56           $     1,515
June 30 (b)                              16,769         4,609           4,904          1.80           1.79                 4,904
September 30 (c)                         16,533         4,943           2,640           .97            .97                 3,466
December 31                              16,873         3,378           1,702           .63            .62                 1,912

1999
March 31 (d)                         $   13,761      $  3,787       $   2,072        $  .76     $      .75           $     2,042
June 30                                  14,513         3,624           1,948           .71            .70                 1,942
September 30 (e)                         14,655         4,548           2,538           .92            .91                 2,538
December 31 (f)                          15,265         3,994           1,738           .64            .63                 1,738

* The impact of adopting SAB No. 101 on previously reported revenues in 2000 is as follows:



Quarters Ended                            March 31    June 30    September 30
------------------------------------------------------------------------------
Previously reported                  $   14,549       $16,787      $  16,557
Impact of SAB No. 101                       (17)          (18)           (24)
                                     -----------------------------------------
Currently reported                   $   14,532       $16,769      $  16,533
                                     =========================================

(a) Results of operations for the first quarter of 2000 include a $536 million (after-tax) loss on mark-to-market adjustment for CWC exchangeable notes.
(b) Results of operations for the second quarter of 2000 include a $722 million (after-tax) gain on mark-to-market adjustment for CWC exchangeable notes, a $1,941 million (after-tax) gain on exchange of CWC stock, and a $1,811 million (after-tax) gain related to the sale of overlapping wireless properties and non-strategic domestic access lines, partially offset by a $1,032 million (after-tax) charge for direct merger, severance and transition costs related to the Bell Atlantic-GTE merger.
(c) Results of operations for the third quarter of 2000 include a $245 million (after-tax) gain on mark-to-market adjustment for CWC exchangeable notes, a $1,085 million (after-tax) gain on the sale of non-strategic domestic access lines and an extraordinary gain of $826 million (after-tax) as a result of the wireless properties sold.
(d) Results of operations for the first quarter of 1999 include a $308 million (after-tax) gain on the merger of BC TELECOM and TELUS in January 1999.
(e) Results of operations for the third quarter of 1999 include a $445 million (after-tax) gain associated with the sale of substantially all of the GTE Government Systems business to General Dynamics.
(f) Results of operations for the fourth quarter of 1999 include a $432 million (after-tax) loss on mark-to-market adjustment for CWC exchangeable notes.

Income before extraordinary items and cumulative effect of change in accounting principle per common share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

                 VERIZON COMMUNICATIONS INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                              (Dollars in Millions)


                                                            Additions
                                                 --------------------------------
                                                                    Charged to
                                     Balance at                       Other                        Balance at
                                     Beginning      Charged To      Accounts--    Deductions--       End of
Description                          of Period       Expenses        Note (a)       Note (b)         Period
----------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
  Accounts Receivable:
     Year 2000                        $1,170          $1,409           $974          $1,991          $1,562
     Year 1999                           988           1,133            597           1,548           1,170
     Year 1998                           945             929            660           1,546             988
Valuation Allowance for
  Deferred Tax Assets:
     Year 2000                        $  326          $  115           $ -           $    -          $  441
     Year 1999                           317               9             -                -             326
     Year 1998                            79             276             -               38             317
Discontinued Businesses:
     Year 2000                        $  353          $  (52)          $ -           $   15          $  286
     Year 1999                           223             184             -               54             353
     Year 1998                           239              17            17               50             223
Merger-Related Costs:
     Year 2000                        $  473          $1,056           $ -           $  746          $  783
     Year 1999                           598               -             -              125             473
     Year 1998                           811               -             -              213             598


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