Form 10-Q
period 2001-03-31
VERIZON COMMUNICATIONS INC
filed 2001-05-15
CIK 732712

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


          (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

At March 31, 2001, 2,704,675,542 shares of the registrant's Common Stock were outstanding, after deducting 46,974,942 shares held in treasury.


================================================================================

TABLE OF CONTENTS

ITEM NO.

PART I. FINANCIAL INFORMATION                                                                               PAGE
-----------------------------                                                                               ----

1.   FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the three months ended March 31, 2001 and 2000                                                        1

     CONDENSED CONSOLIDATED BALANCE SHEETS
     March 31, 2001 and December 31, 2000                                                                      2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months ended March 31, 2001 and 2000                                                        3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                      4

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                                                    13

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               29

PART II. OTHER INFORMATION
--------------------------

1.   LEGAL PROCEEDINGS                                                                                        30

6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                         30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries


                                                                                                THREE MONTHS ENDED MARCH 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                        2001              2000
-----------------------------------------------------------                                    ------------      ------------

OPERATING REVENUES                                                                             $     16,266      $     14,532

Operations and support expense                                                                        9,299             8,210
Depreciation and amortization                                                                         3,360             2,591
Gains on sales of assets, net                                                                            --               (97)
                                                                                               ------------      ------------

OPERATING INCOME                                                                                      3,607             3,828
Equity in income from unconsolidated businesses                                                         216               230
Other income and (expense), net                                                                          70                78
Interest expense                                                                                       (921)             (774)
Minority interest                                                                                       (98)              (26)
Mark-to-market adjustment - financial instruments                                                      (116)             (825)
                                                                                               ------------      ------------
Income before provision for income taxes, extraordinary item and cumulative effect of
   change in accounting principle                                                                     2,758             2,511
Provision for income taxes                                                                            1,004               947
                                                                                               ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                                          1,754             1,564

Extraordinary item, net of tax                                                                           --                (9)
Cumulative effect of change in accounting principle, net of tax                                        (182)              (40)
                                                                                               ------------      ------------

NET INCOME                                                                                            1,572             1,515
Redemption of subsidiary preferred stock                                                                 --                (8)
                                                                                               ------------      ------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                                                     $      1,572      $      1,507
                                                                                               ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item and cumulative effect of change in accounting
   principle                                                                                   $        .65      $        .56
Extraordinary item, net of tax                                                                           --                --
Cumulative effect of change in accounting principle, net of tax                                        (.07)             (.01)
                                                                                               ------------      ------------
NET INCOME                                                                                     $        .58      $        .55
                                                                                               ============      ============
Weighted-average shares outstanding (in millions)                                                     2,704             2,725
                                                                                               ------------      ------------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item and cumulative effect of change in accounting
   principle                                                                                   $        .65      $        .56
Extraordinary item, net of tax                                                                           --                --
Cumulative effect of change in accounting principle, net of tax                                        (.07)             (.01)
                                                                                               ------------      ------------
NET INCOME                                                                                     $        .58      $        .55
                                                                                               ============      ============
Weighted-average shares outstanding - diluted (in millions)                                           2,725             2,756
                                                                                               ------------      ------------

Dividends declared per common share                                                            $       .385      $       .385
                                                                                               ============      ============


See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries


                                                                                               MARCH 31,       DECEMBER 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                      2001              2000
-----------------------------------------------------------                                  ------------      ------------

ASSETS
Current assets
  Cash and cash equivalents                                                                  $        689      $        757
  Short-term investments                                                                            1,010             1,613
  Accounts receivable, net of allowances of $1,580 and $1,562                                      13,988            14,010
  Inventories                                                                                       2,049             1,910
  Net assets held for sale                                                                            567               518
  Prepaid expenses and other                                                                        3,674             3,313
                                                                                             ------------      ------------
Total current assets                                                                               21,977            22,121
                                                                                             ------------      ------------

Plant, property and equipment                                                                     162,892           158,957
  Less accumulated depreciation                                                                    91,523            89,453
                                                                                             ------------      ------------
                                                                                                   71,369            69,504
                                                                                             ------------      ------------

Investments in unconsolidated businesses                                                           12,369            13,115
Intangible assets                                                                                  44,083            41,990
Other assets                                                                                       18,000            18,005
                                                                                             ------------      ------------
Total assets                                                                                 $    167,798      $    164,735
                                                                                             ============      ============

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                                             $     17,429      $     14,838
   Accounts payable and accrued liabilities                                                        12,610            13,965
   Other                                                                                            5,376             5,433
                                                                                             ------------      ------------
Total current liabilities                                                                          35,415            34,236
                                                                                             ------------      ------------

Long-term debt                                                                                     44,394            42,491
Employee benefit obligations                                                                       12,470            12,543
Deferred income taxes                                                                              15,559            15,260
Other liabilities                                                                                   3,561             3,797

Minority interest                                                                                  21,701            21,830

Shareowners' investment
   Series preferred stock ($.10 par value; none issued)                                                --                --
   Common stock ($.10 par value; 2,751,650,484 shares issued in both periods)                         275               275
   Contributed capital                                                                             24,545            24,555
   Reinvested earnings                                                                             15,200            14,667
   Accumulated other comprehensive loss                                                            (2,737)           (2,176)
                                                                                             ------------      ------------
                                                                                                   37,283            37,321
   Less common stock in treasury, at cost                                                           1,753             1,861
   Less deferred compensation - employee stock ownership plans and other                              832               882
                                                                                             ------------      ------------
Total shareowners' investment                                                                      34,698            34,578
                                                                                             ------------      ------------
Total liabilities and shareowners' investment                                                $    167,798      $    164,735
                                                                                             ============      ============


See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries


                                                                                          THREE MONTHS ENDED MARCH 31,
(Dollars in Millions) (Unaudited)                                                            2001              2000
---------------------------------                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary item and cumulative effect of change in accounting
   principle                                                                             $      1,754      $      1,564
Adjustments to reconcile income before extraordinary item and cumulative effect of change in accounting principle to net cash provided by operating activities:
     Depreciation and amortization                                                              3,360             2,591
     Gains on sales of assets, net                                                                 --               (97)
     Mark-to-market adjustment - financial instruments                                            116               825
     Employee retirement benefits                                                                (476)           (1,033)
     Deferred income taxes                                                                        416               211
     Provision for uncollectible accounts                                                         364               262
     Equity in income from unconsolidated businesses                                             (216)             (230)
     Changes in current assets and liabilities, net of effects from
       acquisition/disposition of businesses                                                   (2,170)              182
     Other, net                                                                                   (46)              199
                                                                                         ------------      ------------
Net cash provided by operating activities                                                       3,102             4,474
                                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                           (4,478)           (3,149)
Acquisitions, net of cash acquired, and investments                                            (2,099)           (2,022)
Proceeds from disposition of businesses and assets                                                 --                47
Net change in short-term investments                                                              577               208
Other, net                                                                                       (454)             (151)
                                                                                         ------------      ------------
Net cash used in investing activities                                                          (6,454)           (5,067)
                                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                              2,941             1,362
Repayments of long-term borrowings and capital lease obligations                                 (798)           (1,064)
Increase in short-term obligations, excluding current maturities                                2,205             1,098
Dividends paid                                                                                 (1,040)           (1,053)
Proceeds from sale of common stock                                                                 77               159
Purchase of common stock for treasury                                                              (6)           (1,083)
Other, net                                                                                        (95)             (155)
                                                                                         ------------      ------------
Net cash provided by (used in) financing activities                                             3,284              (736)
                                                                                         ------------      ------------

Decrease in cash and cash equivalents                                                             (68)           (1,329)
Cash and cash equivalents, beginning of period                                                    757             2,033
                                                                                         ------------      ------------
Cash and cash equivalents, end of period                                                 $        689      $        704
                                                                                         ============      ============


See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. The condensed consolidated financial statements for the three months ended March 31, 2000 give retroactive effect to the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation
(GTE) on June 30, 2000, as required for business combinations using pooling-of-interests accounting.

These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.     GAINS ON SALES OF ASSETS, NET

During the first quarter of 2000, we recorded a pretax gain of $97 million ($55 million after-tax, or $.02 per diluted share), primarily comprised of the gain on the sale of our CyberTrust line of business.

3.     EXTRAORDINARY ITEM

During the first quarter of 2000, we retired $128 million of debt prior to the stated maturity date, resulting in a one-time pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

4.     WIRELESS JOINT VENTURE

On April 3, 2000, Verizon and Vodafone Group plc consummated the previously announced agreement to combine U.S. wireless assets, including cellular, Personal Communications Services (PCS) and paging operations. We accounted for this transaction as a purchase business combination, and accordingly, began reporting the combined wireless operations prospectively in the second quarter of 2000.

5.     INVESTMENTS

Marketable Securities

We have investments in marketable securities, primarily common stocks, which are considered "available-for-sale" under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) recorded in Accumulated Other Comprehensive Loss. The fair values of our investments in marketable securities are determined based on market quotations.

The following table shows certain summarized information related to our investments in marketable securities:

                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED
(Dollars in Millions)                                COST            GAINS             LOSSES          FAIR VALUE
---------------------                            ------------     ------------      ------------      ------------
AT MARCH 31, 2001
Investments in unconsolidated businesses         $      4,911     $        651      $     (2,683)     $      2,879
Other assets                                              962               33               (61)              934
                                                 ------------     ------------      ------------      ------------
                                                 $      5,873     $        684      $     (2,744)     $      3,813
                                                 ============     ============      ============      ============
AT DECEMBER 31, 2000
Investments in unconsolidated businesses         $      4,529     $        559      $     (1,542)     $      3,546
Other assets                                            1,326               29              (241)            1,114
                                                 ------------     ------------      ------------      ------------
                                                 $      5,855     $        588      $     (1,783)     $      4,660
                                                 ============     ============      ============      ============

At March 31, 2001, the unrealized gains on marketable securities relate primarily to our investment in Telecom Corporation of New Zealand Limited (TCNZ) and the unrealized losses primarily relate to our investments in NTL Incorporated (NTL), Cable & Wireless plc (C&W) and Metromedia Fiber Network, Inc. (MFN). Our investment in NTL has been adjusted from a cost of $1,557 million to its fair value of $616 million at March 31, 2001. The unrealized holding loss of $583 million (net of income tax benefit of $358 million) has been recorded in Accumulated Other Comprehensive Loss. Our investment in C&W shares has been adjusted from a cost of $2,141 million to its fair value of $881 million at March 31, 2001. The unrealized holding loss of $780 million (net of income tax benefit of $480 million) has been recorded in Accumulated Other Comprehensive Loss. At December 31, 2000, one half of our total MFN shares were deemed to be "available for sale" securities due to a one year sale restriction on the shares. In March 2001, the remaining half of our MFN shares became available-for-sale and we have included the cost and fair value of all the shares in the table above. Our investment in MFN shares has been adjusted from a cost of $715 million to its fair value of $280 million at March 31, 2001. This decrease in the value of our investment has been recorded in Investments in Unconsolidated Businesses. The unrealized holding loss of $435 million has been recognized in Accumulated Other Comprehensive Loss. We consider the declines in market value of our investments in marketable securities to be temporary. If a decline in the market value of any security is deemed to be other than temporary, due to persistent, declining stock prices in addition to general economic and company-specific factors, a charge to earnings would be recorded for all or a portion of the unrealized loss.

Our investment in MFN's subordinated debt securities is convertible at our option into MFN common stock. Prior to January 1, 2001, the MFN debt securities were recorded as available-for-sale. Under newly adopted accounting rules (see
Note 6), the conversion option, considered an embedded derivative, is valued separately from the debt securities. The MFN debt securities have been adjusted from a carrying value net of discount of $619 million to its fair value of $558 million at March 31, 2001. This decrease in the value of our investment has been recorded in Other Assets. The unrealized holding loss of $61 million has also been recognized in Accumulated Other Comprehensive Loss.

Other Securities

Prior to the merger of Bell Atlantic and GTE, we owned and consolidated Genuity Inc. (Genuity). In June 2000, as a condition of the merger, 90.5% of the voting equity of Genuity was issued in an initial public offering (IPO). We currently own 9.5% of the voting equity of Genuity, which contains a contingent conversion feature. The conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996. Verizon cannot currently exercise this conversion feature.

Genuity's revenues and net loss for the first quarter of 2000 were $254 million and $128 million, respectively. Although no longer included in Verizon's consolidated results of operations, Genuity's revenues and net loss for the first quarter of 2001 were $299 million and $292 million, respectively.

6.     ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $182 million to current earnings and income of $110 million to other comprehensive income (loss). The recognition of assets and liabilities was immaterial to our financial position.

The ongoing effect of SFAS No. 133 on our consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended March 31, 2001, we recorded a charge to current earnings of $116 million (before minority interest of $2 million) and a loss of $12 million to other comprehensive income
(loss).

Interest Rate Risk Management

We have entered into domestic interest rate swaps, to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay floating rates based on LIBOR. These swaps hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The ineffective portions of these hedges at January 1, 2001 and March 31, 2001 were immaterial to our operating results.

Foreign Exchange Risk Management

Our foreign exchange risk management includes the use of foreign currency forward contracts and a cross currency interest rate swap with a foreign currency forward. These contracts are typically used to hedge short-term foreign currency transactions and commitments, or to offset foreign exchange gains or losses on the foreign currency obligations and are designated as cash flow hedges. The contracts have maturities ranging from approximately one month to four years. We record these contracts at fair value as assets or liabilities and the related gains or losses are deferred in shareowners' investment (as a component of other comprehensive income (loss)).

Other Derivatives

Conversion Option

On March 6, 2000, we invested approximately $1.7 billion in MFN, a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. This investment included approximately $975 million in subordinated debt securities convertible at our option, upon receipt of necessary government approvals, into common stock at a conversion price of $17 per share (after two-for-one stock split) or 9.6% of the equity of MFN.

The conversion option on the MFN debt securities has, as its underlying risk, changes in the MFN stock price. This risk is not clearly and closely related to the change in interest rate risk underlying the debt securities. Under SFAS No. 133 we are required to separate the conversion option, considered an embedded derivative, from the debt securities in order to account for changes in the fair value of the conversion option separately from changes in the fair value of the debt securities. The debt securities will retain their classification as available-for-sale with any changes to fair value being recorded to other comprehensive income (loss). The fair value of the conversion option is recognized as an asset in our balance sheet and we record the mark-to-market adjustment in current earnings.

A net charge of $186 million related to the conversion option was included as part of the cumulative effect of the accounting change recorded on January 1, 2001. It consisted of $202 million for the fair value of the conversion option partially offset by a $16 million incremental interest credit associated with the amortization of the discount on the debt securities. A net charge of $108 million was recorded to mark-to-market adjustment for the three months ended March 31, 2001. It consisted of a charge of $113 million for the fair value of the conversion option partially offset by a $5 million incremental interest credit associated with the amortization of the discount on the debt securities. As of March 31, 2001, the remaining value of the conversion option on our balance sheet is approximately $62 million.

Warrants

On October 10, 2000, we received warrants giving us the right to obtain 3.1 million shares of Interland, Inc. common stock for an exercise price of $18 per share in association with an agreement to purchase an ownership interest in a business. SFAS No. 133 requires that these warrants be recorded at fair value in the balance sheet with mark-to-market adjustments recorded in current earnings. A gain of $3 million was recorded as the cumulative effect of an accounting change on January 1, 2001 and a $2 million charge was recorded for the three months ended March 31, 2001 in mark-to-market adjustment.

Call options

We previously entered into several long-term call options on our common stock to hedge our exposure to compensation expense related to stock-based compensation. Prior to the adoption of SFAS No. 133, we recognized gains and losses in current earnings based on changes in the intrinsic values of the options caused by changes in the underlying stock price. SFAS No. 133 requires that we record the fair value of the options as assets and recognize the mark-to-market adjustments as gains or losses in current earnings. As such, we included income of $3 million as part of the cumulative effect of an accounting change on January 1, 2001 and recorded a charge of $4 million in mark-to-market adjustment for the three months ended March 31, 2001.

Japanese Leveraged Leases

In 1996 and 1997, we entered into several long-term foreign currency forward contracts to offset foreign exchange gains or losses associated with Japanese Yen denominated capitalized lease payments. In accordance with SFAS No. 133, these contracts were designated as effective cash flow hedges; however, late in 2000, we sold a location which held some of the capital leased assets. The assets and corresponding capital lease obligations were transferred to the purchaser as part of the sale. The forward contracts associated with the sold assets no longer qualify for hedge accounting under SFAS No. 133, and are recorded at fair value with mark-to-market adjustments recognized in current earnings. We recorded a charge of $4 million as part of the cumulative effect of an accounting change on January 1, 2001 and recorded a charge of $2 million in mark-to-market adjustment for the three months ended March 31, 2001.

7.     DEBT

Exchangeable Notes

Previously, Verizon Global Funding Corp. issued two series of notes that are exchangeable for shares of TCNZ and for C&W and NTL shares.

The exchangeable notes are indexed to the fair market value of the common stock into which they are exchangeable. If the price of the shares exceeds the exchange price established at the offering date, a mark-to-market adjustment is recorded, recognizing an increase in the carrying value of the debt obligation and a charge to income. If the price of the shares subsequently declines, the debt obligation is reduced (but not to less than the amortized carrying value of the notes).

At March 31, 2001, the exchange price of the notes exchangeable into C&W and NTL shares exceeded the combined value of the share prices. Consequently, the notes were recorded at their amortized carrying value with no mark-to-market adjustments recorded in the first quarter of 2001. At March 31, 2000, the share price exceeded the exchange price, and we recorded an increase in the carrying value of the notes of $825 million and a corresponding charge to income ($536 million after-tax) in the first quarter of 2000. As of March 31, 2001, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

All of Verizon Global Funding's debt (including the TCNZ and the C&W and NTL exchangeable notes) have the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of some of our telephone operations or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $14,712 million at March 31, 2001. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $66.7 billion at March 31, 2001.

8.       COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income.

Changes in the components of other comprehensive income (loss), net of income tax expense (benefit), are as follows:

                                                                                   THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                 2001              2000
---------------------                                                             ------------      ------------
NET INCOME                                                                        $      1,572      $      1,515
                                                                                  ------------      ------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, net of taxes                                     248               (64)
                                                                                  ------------      ------------
UNREALIZED GAINS (LOSSES) ON MARKETABLE SECURITIES
Unrealized gains (losses), net of taxes                                                   (907)            1,007
Less: Reclassification adjustments for gains (losses) realized in net
   income, net of taxes                                                                     --                44
Add: Reclassification to earnings due to accounting change
   for derivatives                                                                         112                --
                                                                                  ------------      ------------
Net unrealized gains and losses on marketable securities                                  (795)              963
                                                                                  ------------      ------------
UNREALIZED DERIVATIVE LOSSES ON CASH FLOW HEDGES
Cumulative effect of accounting change                                                      (2)               --
Net unrealized derivative losses on cash flow hedges                                       (12)               --
                                                                                  ------------      ------------
                                                                                           (14)               --
                                                                                  ------------      ------------
MINIMUM PENSION LIABILITY ADJUSTMENT, net of taxes                                          --               (22)
                                                                                  ------------      ------------
OTHER COMPREHENSIVE INCOME (LOSS)                                                         (561)              877
                                                                                  ------------      ------------
TOTAL COMPREHENSIVE INCOME                                                        $      1,011      $      2,392
                                                                                  ============      ============

The net unrealized losses on marketable securities in 2001 primarily relate to our investments in C&W and MFN (see Note 5). The net unrealized gains on marketable securities in 2000 primarily relate to our investments in MFN. The reclassification to earnings was required to reflect the fair value of the MFN convertible debt securities separately from the embedded derivative of the conversion option, resulting from the adoption of SFAS No. 133 as of January 1, 2001 (see Note 6).

The components of accumulated other comprehensive loss are as follows:


                                                                       AT MARCH 31,     AT DECEMBER 31,
(Dollars in Millions)                                                      2001              2000
---------------------                                                  ------------     ---------------
Foreign currency translation adjustments                               $     (1,160)     $     (1,408)
Unrealized gains (losses) on marketable securities                           (1,529)             (734)
Unrealized derivative losses on cash flow hedges                                (14)               --
Minimum pension liability adjustment                                            (34)              (34)
                                                                       ------------      ------------
Accumulated other comprehensive loss                                   $     (2,737)     $     (2,176)
                                                                       ============      ============

9.     EARNINGS PER SHARE

The following table is a reconciliation of the share amounts used in computing earnings per share.

                                                                                      THREE MONTHS ENDED MARCH 31,
(Dollars and Shares in Millions, Except Per Share Amounts)                               2001              2000
----------------------------------------------------------                           ------------      ------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary item and cumulative effect of change in
   accounting principle                                                              $      1,754      $      1,564
Redemption of subsidiary preferred stock                                                       --                (8)
                                                                                     ------------      ------------
Income available to common shareowners*                                                     1,754             1,556
Extraordinary item, net of tax                                                                 --                (9)
Cumulative effect of change in accounting principle, net of tax                              (182)              (40)
                                                                                     ------------      ------------
Net income available to common shareowners*                                          $      1,572      $      1,507
                                                                                     ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                                         2,704             2,725
                                                                                     ------------      ------------
Income available to common shareowners before extraordinary item and
  cumulative effect of change in accounting principle                                $        .65      $        .56
Extraordinary item, net of tax                                                                 --                --
Cumulative effect of change in accounting principle, net of tax                              (.07)             (.01)
                                                                                     ------------      ------------
Net income available to common shareowners                                           $        .58      $        .55
                                                                                     ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                                         2,704             2,725
Effect of dilutive securities                                                                  21                31
                                                                                     ------------      ------------
Weighted-average shares outstanding - diluted                                               2,725             2,756
                                                                                     ------------      ------------
Income available to common shareowners before extraordinary item and
  cumulative effect of change in accounting principle                                $        .65      $        .56
Extraordinary item, net of tax                                                                 --                --
Cumulative effect of change in accounting principle, net of tax                              (.07)             (.01)
                                                                                     ------------      ------------
Net income available to common shareowners                                           $        .58      $        .55
                                                                                     ============      ============

*Income and Net income available to common shareowners are the same for purposes of calculating basic and diluted earnings per share.

Stock options for 117.6 million shares for the three months ended March 31, 2001 and 34.8 million shares for the three months ended March 31, 2000 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock.

10.    SEGMENT INFORMATION

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

REPORTABLE SEGMENTS

The following table provides adjusted operating financial information for our four reportable segments and a reconciliation of adjusted segment results to consolidated results:

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001              2000
---------------------                            ------------      ------------
EXTERNAL OPERATING REVENUES
Domestic Telecom                                 $     10,784      $     10,416
Domestic Wireless                                       4,038             2,155
International                                             525               457
Information Services                                      784               750
                                                 ------------      ------------
Total segments - adjusted                              16,131            13,778
Reconciling items                                         135               754
                                                 ------------      ------------
Total consolidated - reported                    $     16,266      $     14,532
                                                 ============      ============

INTERSEGMENT REVENUES
Domestic Telecom                                 $        136      $        200
Domestic Wireless                                           8                 9
International                                               2                --
Information Services                                        5                29
                                                 ------------      ------------
Total segments - reported                                 151               238
Reconciling items                                        (151)             (238)
                                                 ------------      ------------
Total consolidated - reported                    $         --      $         --
                                                 ============      ============

TOTAL OPERATING REVENUES
Domestic Telecom                                 $     10,920      $     10,616
Domestic Wireless                                       4,046             2,164
International                                             527               457
Information Services                                      789               779
                                                 ------------      ------------
Total segments - adjusted                              16,282            14,016
Reconciling items                                         (16)              516
                                                 ------------      ------------
Total consolidated - reported                    $     16,266      $     14,532
                                                 ============      ============

NET INCOME
Domestic Telecom                                 $      1,350      $      1,262
Domestic Wireless                                          98               129
International                                             210               171
Information Services                                      212               198
                                                 ------------      ------------
Total segments - adjusted                               1,870             1,760
Reconciling items                                        (298)             (245)
                                                 ------------      ------------
Total consolidated - reported                    $      1,572      $      1,515
                                                 ============      ============


(Dollars in Millions)                          MARCH 31, 2001    DECEMBER 31, 2000
---------------------                          --------------    -----------------

ASSETS
Domestic Telecom                                 $     79,386      $     78,112
Domestic Wireless                                      58,284            56,029
International                                          14,207            14,466
Information Services                                    3,328             3,148
                                                 ------------      ------------
Total segments                                        155,205           151,755
Reconciling items                                      12,593            12,980
                                                 ------------      ------------
Total consolidated                               $    167,798      $    164,735
                                                 ============      ============

Major reconciling items between the segments and the consolidated results are as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                              2001              2000
---------------------                                                          ------------      ------------
TOTAL REVENUES
Genuity (see Note 5)                                                           $         --      $        254
Significant operations sold in 2000                                                      --               360
Corporate, eliminations and other                                                       (16)              (98)
                                                                               ------------      ------------
                                                                               $        (16)     $        516
                                                                               ============      ============

NET INCOME
Genuity (see Note 5)                                                           $         --      $       (128)
Significant operations sold in 2000                                                      --               122
Mark-to-market adjustment - exchangeable notes (see Note 7)                              --              (536)
Mark-to-market adjustment - other financial instruments (see Note 6)                   (114)               --
Special items                                                                            --               (35)
Merger transition and integration costs                                                 (88)               --
Gains on sales of assets, net (see Note 2)                                               --                55
Cumulative effect of accounting change                                                 (182)              (40)
Pension settlements                                                                      --               304
Extraordinary item (see Note 3)                                                          --                (9)
Corporate, eliminations and other                                                        86                22
                                                                               ------------      ------------
                                                                               $       (298)     $       (245)
                                                                               ============      ============

Pension settlement gains before tax of $486 million ($304 million after-tax) for the three months ended March 31, 2000 were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise. There were no pension settlement gains recorded during the first quarter of 2001.

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

11.    COMMITMENTS AND CONTINGENCIES

In connection with certain state regulatory incentive plan commitments, we have deferred revenues which will be recognized as the commitments are met or obligations are satisfied under the plans. In addition, several state and federal regulatory proceedings may require our telephone operations to refund a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable.

We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

Verizon Wireless was the winning bidder for 113 licenses in the Federal Communications Commission's (FCC) auction of 1.9 GHz spectrum, which concluded in January 2001. These licenses would add capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco, for a total price of approximately $8.8 billion, $1.8 billion of which has already been paid and the balance of which will be paid when the FCC requires payment, which is expected to occur in 2001.

There were no legal challenges to Verizon Wireless's qualifications to acquire these licenses. However, most of the licenses that were auctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc., which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. If the licenses must be returned, the FCC's only obligation is to refund to winning bidders any amounts that they may have paid, without interest. Nearly all of Verizon Wireless's $8.8 billion license cost relates to licenses subject to NextWave's appeal.

During the fourth quarter of 2000, Verizon Wireless agreed to acquire Price Communications Wireless, a wholly owned subsidiary of Price Communications, for $1.5 billion in Verizon Wireless stock and the repayment by Verizon Wireless of $550 million in net debt. The transaction is conditioned upon completion of a Verizon Wireless initial public offering. The deal will significantly expand our footprint in the Southeastern U.S. and add approximately 500,000 customers.

In the first quarter of 2001, we agreed to provide up to $500 million in interim financing to Genuity, subsequently increased to $900 million. As of March 31, 2001, $200 million of that commitment had been loaned to Genuity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Verizon Communications Inc. was formed in June 2000 by the merger of Bell Atlantic Corporation and GTE Corporation. Financial information for the three months ended March 31, 2000 gives retroactive effect to the merger, as required for business combinations using pooling-of-interests accounting. The formation of the wireless joint venture occurred in April 2000. Financial information for the three months ended March 31, 2000 does not give retroactive effect to the formation of the wireless joint venture, as required for purchase business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

In this section, we discuss our overall reported results and highlight special and nonrecurring items. In the following section, we review the performance of our segments on an adjusted basis. We adjust the segments' reported results for the effects of these items, which management does not consider in assessing segment performance due primarily to their nonrecurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding trends from period to period.

We reported net income available to common shareowners of $1,572 million, or $.58 diluted earnings per share for the quarter ended March 31, 2001, compared to net income available to common shareowners of $1,507 million, or $.55 diluted earnings per share for the quarter ended March 31, 2000.

Our reported results for both quarters were affected by special items. After adjusting for such items, net income would have been $1,956 million, or $.72 diluted earnings per share in the first quarter of 2001 and $1,904 million, or $.69 diluted earnings per share in the first quarter of 2000.

The table below summarizes reported and adjusted results of operations for each period.

                                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions, Except Per Share Amounts)                      2001             2000
-----------------------------------------------                  ------------     ------------
Reported operating revenues                                      $     16,266     $     14,532
Reported operating expenses                                            12,659           10,704
                                                                 ------------     ------------
Reported operating income                                               3,607            3,828

REPORTED NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                                   1,572            1,507
                                                                 ------------     ------------

Merger transition and integration costs                                    88               --
Gains on sales of assets, net                                              --              (55)
Pension settlements                                                        --             (304)
Mark-to-market adjustment - financial instruments                         114              536
Genuity loss                                                               --              128
Special items                                                              --               35
Extraordinary item                                                         --                9
Cumulative effect of accounting change                                    182               40
Redemption of subsidiary preferred stock                                   --                8
                                                                 ------------     ------------
ADJUSTED NET INCOME                                              $      1,956     $      1,904
                                                                 ============     ============

DILUTED EARNINGS PER SHARE - REPORTED                            $        .58     $        .55
DILUTED EARNINGS PER SHARE - ADJUSTED                            $        .72     $        .69

MERGER TRANSITION AND INTEGRATION COSTS

From the date of the merger, we expect to incur a total of approximately $2.0 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs related to the merger have totaled $857 million since the date of the merger. During the first quarter of 2001, we incurred transition costs of $163 million ($88 million after taxes and minority interests, or $.03 per diluted share).

GAINS ON SALES OF ASSETS, NET

During the first quarter of 2000, we recorded a pretax gain of $97 million ($55 million after-tax, or $.02 per diluted share), primarily comprised of the gain on the sale of our CyberTrust line of business.

PENSION SETTLEMENTS

In the first quarter of 2000, we recorded pension settlement gains of $486 million pretax ($304 million after-tax, or $.11 per diluted share) in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise.

MARK-TO-MARKET ADJUSTMENT - FINANCIAL INSTRUMENTS

In the first quarter of 2001, we recorded a loss on a mark-to-market adjustment of $116 million ($114 million after minority interest, or $.04 per diluted share) due primarily to the change in the fair value of the Metromedia Fiber Network, Inc. (MFN) notes conversion option. We began recording changes in the fair values of this conversion option and other derivatives in connection with a change in accounting principle effective January 1, 2001 (see impact of SFAS No. 133 below). In the first quarter of 2000, we recorded a loss on a mark-to-market adjustment of $825 million ($536 million after-tax, or $.19 per diluted share) related to our $3,180 million of notes which are exchangeable into shares of Cable & Wireless plc (C&W) and NTL Incorporated (NTL).

The mark-to-market adjustments are non-cash, non-operational transactions that result in either an increase or decrease in the carrying value of the asset or obligation and a charge or credit to income. The mark-to-market adjustment recorded in the first quarter of 2001 was required primarily because the MFN stock price, which is used to determine the fair value of the conversion option, declined. The mark-to-market adjustment recorded in the first quarter of 2000 was required because the carrying value of the exchangeable notes is indexed to the fair market value of the underlying common stock. If the combined fair value of the C&W and NTL common stocks declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. If the combined fair value of the C&W and NTL common stock increases, our debt obligation increases and income is decreased.

GENUITY LOSS

In accordance with the provisions of a Federal Communications Commission (FCC) order in June 2000, Genuity Inc. (Genuity), formerly a wholly-owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity and contains a contingent conversion feature. The sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000 and are accounting for our investment in Genuity using the cost method. The impact of this change is that Genuity's revenues and expenses, as well as changes in balance sheet accounts and cash flows subsequent to June 30, 2000 are no longer included in our consolidated financial results. As a result, for comparability, we have adjusted the reported results for the first quarter of 2000 to exclude the results of Genuity. The after-tax loss was $128 million (or $.05 per diluted share) for the first quarter of 2000.

SPECIAL ITEMS

During the first quarter of 2000, we recorded charges of $57 million ($35 million after-tax, or $.01 per diluted share) for the write-down of certain impaired assets. These impaired assets primarily relate to an exit of a foreign operation and video-related exit charges.

EXTRAORDINARY ITEM

During the first quarter of 2000, we retired $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Impact of SAB No. 101

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. The impact to Verizon pertains to the deferral of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. The initial impact of adoption was recorded as a cumulative effect of an accounting change of $40 million after-tax (or $.01 per diluted share) for the first quarter of 2000.

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the related SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. The initial impact of adoption was recorded as a cumulative effect of an accounting change of $182 million (or $.07 per diluted share) for the first quarter of 2001.

SEGMENT RESULTS OF OPERATIONS

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on adjusted net income, which excludes unallocated corporate expenses and other adjustments arising during each period. Other adjustments include transactions that management has excluded in assessing business unit performance, due primarily to their nonrecurring and/or non-operational nature, but has included in reported consolidated earnings. We previously described these items in the "Consolidated Results of Operations" section.

Special items affected our segments as follows:

                                              THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                            2001              2000
---------------------                        ------------      ------------
DOMESTIC TELECOM
Reported net income                          $      1,281      $      1,549
Special items                                          69              (287)
                                             ------------      ------------
Adjusted net income                          $      1,350      $      1,262
                                             ============      ============

DOMESTIC WIRELESS
Reported net income                          $         79      $        130
Special items                                          19                (1)
                                             ------------      ------------
Adjusted net income                          $         98      $        129
                                             ============      ============

INTERNATIONAL
Reported net income                          $        210      $        131
Special items                                          --                40
                                             ------------      ------------
Adjusted net income                          $        210      $        171
                                             ============      ============

INFORMATION SERVICES
Reported net income                          $        209      $        200
Special items                                           3                (2)
                                             ------------      ------------
Adjusted net income                          $        212      $        198
                                             ============      ============

CORPORATE AND OTHER
Reported net income                          $       (207)     $       (495)
Special items                                         293               639
                                             ------------      ------------
Adjusted net income                          $         86      $        144
                                             ============      ============

Corporate and Other includes intersegment eliminations.

DOMESTIC TELECOM

Our Domestic Telecom segment consists primarily of our telephone operations that provide local telephone services in over 30 states. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services. In addition, this segment includes our long distance service.

                                              THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                            2001             2000           % CHANGE
---------------------                        ------------     ------------     ------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Local services                               $      5,620     $      5,430              3.5%
Network access services                             3,292            3,230              1.9
Long distance services                                762              804             (5.2)
Other services                                      1,246            1,152              8.2
                                             ------------     ------------
                                                   10,920           10,616              2.9
                                             ------------     ------------

OPERATING EXPENSES
Operations and support                              5,957            6,015             (1.0)
Depreciation and amortization                       2,283            2,097              8.9
                                             ------------     ------------
                                                    8,240            8,112              1.6
                                             ------------     ------------
OPERATING INCOME                             $      2,680     $      2,504              7.0
                                             ============     ============
ADJUSTED NET INCOME                          $      1,350     $      1,262              7.0

HIGHLIGHTS

Domestic Telecom's operating revenues grew 2.9% for the first quarter of 2001 over the same period last year. Much of this growth was generated by increased sales of core and advanced communications services, primarily our data services revenues that grew 27.6% in 2001. These revenues include our high-bandwidth, packet-switched and special access services, as well as our network integration business. We ended the first quarter of 2001 with 112 million access line equivalents in service, an increase of 19.8% from March 31, 2000. These include data circuits equivalent to 49.1 million voice-grade lines, 58.7% more than 2000, as more customers chose high-capacity, high-speed transport services, and
62.9 million access lines. Minutes of use from interexchange carriers and competitive local exchange carriers (CLECs) increased 1.1% in the first quarter of 2001. Our interLATA long distance business showed strong growth in the first quarter of 2001. We ended the first quarter of 2001 with 5.2 million customers nationwide, an increase of 44.9% from the same period last year (excluding our CLEC services). Operating revenue growth in 2001 was negatively affected by federal and state regulatory rate reductions totaling approximately $250 million, primarily affecting our network access revenues.

Solid expense management and merger-related expense savings, partially offset by increased costs associated with our growth businesses such as long distance and data services, contributed to 1.0% lower operations and support expenses in the first quarter of 2001.

These and other items affecting Domestic Telecom's adjusted results of operations for the three months ended March 31, 2001 and 2000 are discussed in the following section.

OPERATING REVENUES

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues, and wireless interconnection revenues.

Growth in local service revenues of $190 million, or 3.5%, in the first quarter of 2001 was driven by higher payments received from competitive local exchange carriers for interconnection of their networks with our network. The first quarter of 2001 also reflects solid demand for our value-added services as a result of new packaging of services.

Local service revenue growth was affected by lower retail access line growth, partially offset by higher resold lines and interconnection charges.

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

Our network access revenues grew $62 million, or 1.9%, in the first quarter of 2001. This growth was mainly attributable to higher customer demand, primarily for special access services that grew approximately 31.4% over the first quarter of 2000. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

Volume-related growth was substantially offset by price reductions of approximately $186 million associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our telephone operations with respect to certain intrastate rates and services and certain other matters. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues declined $42 million, or 5.2%, in the first quarter of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. These reductions were partially offset by revenue growth from our interLATA long distance services offered throughout the region, including substantial customer win-backs in the state of New York where interLATA long distance was introduced during the first quarter of 2000.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment services. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, Internet access, and data solutions and systems integration businesses.

Revenues from other services grew $94 million, or 8.2%, in the first quarter of 2001. This revenue growth was primarily attributable to higher demand for such services as systems integration and data solutions and inventory management and purchasing services as a result of new contracts with business customers. These factors were partially offset by lower revenue growth from our public telephone and directory services, primarily due to increased competition for these services.

OPERATING EXPENSES

Operations and Support

Operations and support, which consists of employee costs and other operating expenses, decreased by $58 million, or 1.0%, in the first quarter of 2001, principally due to lower costs at our telephone operations. These reductions were largely attributable to reduced employee overtime for repair and maintenance activity as a result of improved productivity and the effects of cost containment measures and merger-related expense savings. Other items contributing to the decrease, but to a lesser extent, were lower work force levels at our telephone operations and lower pension and benefit costs.

These cost reductions were partially offset by higher costs associated with our growth businesses such as long distance and data services, salary and wage increases for management and non-management employees, and increased uncollectible costs associated with outstanding receivables with other carriers.

Depreciation and Amortization

Depreciation and amortization expense increased by $186 million, or 8.9%, in the first quarter of 2001. This expense increase was principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

DOMESTIC WIRELESS

Our Domestic Wireless segment provides cellular, personal communications services (PCS) and paging services and equipment sales. This segment primarily represents the operations of Verizon Wireless, a joint venture combining our merged wireless properties with the U.S. properties and paging assets of Vodafone Group plc (Vodafone), including the consolidation of PrimeCo Communications (PrimeCo). The formation of Verizon Wireless occurred in April 2000. Verizon owns a 55% interest in the joint venture and Vodafone owns the remaining 45%. The first quarter 2001 information in the table below reflects the combined results of Verizon Wireless. All periods prior to the formation of Verizon Wireless are reported on an historical basis and, therefore, do not reflect the contribution of the Vodafone properties and the consolidation of PrimeCo.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001              2000            % CHANGE
---------------------                            ------------      ------------      ------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Wireless services                                $      4,046      $      2,164              87.0%
                                                 ------------      ------------

OPERATING EXPENSES
Operations and support                                  2,637             1,484              77.7
Depreciation and amortization                             919               322             185.4
                                                 ------------      ------------
                                                        3,556             1,806              96.9
                                                 ------------      ------------
OPERATING INCOME                                 $        490      $        358              36.9
                                                 ============      ============
EQUITY IN INCOME (LOSS) FROM UNCONSOLIDATED
  BUSINESSES                                     $        (11)     $          1                --
MINORITY INTEREST                                $       (155)     $        (31)               --
ADJUSTED NET INCOME                              $         98      $        129             (24.0)

OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew by $1,882 million, or 87.0%, in the first quarter of 2001 compared to the same period in 2000. By including the revenues of the properties of the wireless joint venture in the first quarter of 2000, revenues were $596 million, or 17.3%, higher in the first quarter of 2001. On this comparable basis, revenue growth was largely attributable to customer additions and higher revenue per customer per month. Our domestic wireless customer base grew to 27.1 million customers in the first quarter of 2001, compared to 24.6 million customers in the first quarter of 2000, an increase of 10%. In the first quarter of 2001, we removed approximately 900,000 non-revenue producing customers as a result of a customer base assessment performed as part of the merger integration process. During the quarter, 304,000 customers selected one of Verizon Wireless's new national SingleRate plans. Over 70% of national SingleRate subscribers are taking plans at $55 a month or higher. In addition, on March 31, 2001, approximately 16.3 million customers were using digital service.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $1,153 million, or 77.7%, in the first quarter of 2001 principally as a result of the formation of the wireless joint venture in the second quarter of 2000. By including the expenses of the properties of the wireless joint venture in the first quarter of 2000, operations and support expenses were $358 million, or 15.7%, higher in the first quarter of 2001. On this comparable basis, higher costs were also attributable to the significant growth in the subscriber base described above, as well as the continuing migration of analog customers to digital, partially offset by lower cash expenses from merger synergies.

Depreciation and Amortization

Depreciation and amortization expense increased by $597 million, or 185.4%, in the first quarter of 2001, compared to the same period in 2000. This increase was mainly attributable to the formation of the wireless joint venture in the second quarter of 2000. Adjusting for the wireless joint venture in a manner similar to operations and support expenses above, depreciation and amortization was $97 million, or 11.8%, higher in the first quarter of 2001. On this comparable basis, capital expenditures for our cellular network have increased in 2001 to support increased demand in all markets.

MINORITY INTEREST

The significant increase in minority interest in the first quarter of 2001 was principally due to the formation of the wireless joint venture and the significant minority interest attributable to Vodafone.

INTERNATIONAL

Our International segment includes international wireline and wireless telecommunication operations, investments and management contracts in the Americas, Europe, Asia and the Pacific. Our consolidated international investments include Grupo Iusacell (Iusacell) (Mexico), CODETEL (Dominican Republic), CTI Holdings, S.A. (CTI) (Argentina) and Micronesian Telecommunications Corporation (Northern Mariana Islands). Our international investments in which we have a less than controlling interest are accounted for on either the cost or equity method.

                                                        THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                      2001             2000           % CHANGE
---------------------                                  ------------     ------------     ------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Wireline and other                                     $        209     $        180             16.1%
Wireless                                                        318              277             14.8
                                                       ------------     ------------
                                                                527              457             15.3
                                                       ------------     ------------
OPERATING EXPENSES
Operations and support                                          384              328             17.1
Depreciation and amortization                                   105               81             29.6
                                                       ------------     ------------
                                                                489              409             19.6
                                                       ------------     ------------
OPERATING INCOME                                       $         38     $         48            (20.8)
                                                       ============     ============
EQUITY IN INCOME FROM UNCONSOLIDATED BUSINESSES
                                                       $        217     $        172             26.2
ADJUSTED NET INCOME                                    $        210     $        171             22.8

The revenues and operating expenses for the International segment exclude QuebecTel, which was deconsolidated in the second quarter of 2000. QuebecTel's net results for all periods are included in Equity in Income from Unconsolidated Businesses.

OPERATING REVENUES

Revenues earned from our international businesses grew by $70 million, or 15.3%, in the first quarter of 2001 as compared to the same period in 2000. The increase in revenues is primarily due to an increase in wireless subscribers and wireline access lines of the consolidated subsidiaries and by the start-up of CTI's Buenos Aires PCS operations in the second quarter of 2000, partially offset by lower revenue per customer per month at CTI.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased $56 million, or 17.1%, in the first quarter of 2001 as compared to the same period in 2000. The higher costs were driven primarily by customer acquisition costs associated with wireless customer growth and the start-up of CTI's Buenos Aires PCS operations.

Depreciation and Amortization

Depreciation and amortization expense increased $24 million, or 29.6%, for the first quarter of 2001 as compared to the same period in 2000. This increase is attributable to the ongoing network capital expenditures necessary to meet the increase in subscriber base.

EQUITY IN INCOME FROM UNCONSOLIDATED BUSINESSES

Equity in income from unconsolidated businesses increased $45 million, or 26.2%, in the first quarter of 2001 as compared to the same period in 2000. The increase is primarily due to improved operational growth at Omnitel Pronto Italia S.p.A, Telecomunicaciones de Puerto Rico, Taiwan Cellular Corporation, EuroTel Praha and EuroTel Bratislava. These increases were partially offset by lower income from our Canadian business due to Telus Corporation's investment in Clearnet Communications Inc. in the third quarter of 2000 and a reduction in dividends received from Telecom Corporation of New Zealand Limited. In addition, results for the first quarter of 2000 include equity losses for Cable & Wireless Communications plc (CWC). Our investment in CWC was exchanged for interests in C&W and NTL in the second quarter of 2000. Both C&W and NTL are accounted for under the cost method.

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001             2000            % CHANGE
---------------------                            ------------     ------------      ------------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Information services                             $        789     $        779               1.3%
                                                 ------------     ------------

OPERATING EXPENSES
Operations and support                                    416              434              (4.1)
Depreciation and amortization                              21               19              10.5
                                                 ------------     ------------
                                                          437              453              (3.5)
                                                 ------------     ------------
OPERATING INCOME                                 $        352     $        326               8.0
                                                 ============     ============
ADJUSTED NET INCOME                              $        212     $        198               7.1

OPERATING REVENUES

Operating revenues from our Information Services segment improved by $10 million, or 1.3%, in the first quarter of 2001 as compared to the same period in 2000. This revenue increase was primarily generated by growth in print directory advertising revenue and expansion of our Internet directory service, SuperPages.com(R), offset by reductions in certain affiliate transactions.

OPERATING EXPENSES

Total operating expenses for the first quarter of 2001 decreased $16 million, or 3.5%, over the corresponding period in 2000. This change was primarily attributable to a reduction in operations and support expenses from our ongoing cost containment efforts to reduce directory publishing expenses.

NONOPERATING ITEMS

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001              2000            % CHANGE
---------------------                            ------------      ------------      ------------
OTHER INCOME AND (EXPENSE), NET
Interest income                                  $         53      $         68             (22.1)%
Foreign exchange gains (losses),  net                      (1)               11            (109.1)
Other, net                                                 18                (1)               --
                                                 ------------      ------------
Total                                            $         70      $         78             (10.3)
                                                 ============      ============

The changes in other income and expense in the three months ended March 31, 2001, as compared to the same period in 2000, were due to changes in several components as shown in the table above. We recorded additional interest income in the first quarter of 2000 in connection with the settlement of a tax-related matter. Foreign exchange gains were affected primarily by our Iusacell subsidiary, which uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001              2000            % CHANGE
---------------------                            ------------      ------------      ------------
INTEREST EXPENSE
Interest expense                                 $        921      $        774              19.0%
Capitalized interest costs                                 84                45              86.7
                                                 ------------      ------------
Total interest costs on debt balances            $      1,005      $        819              22.7
                                                 ============      ============
Average debt outstanding                         $     59,416      $     48,901              21.5
Effective interest rate                                   6.8%              6.7%

The increase in interest costs for the three months ended March 31, 2001, as compared to the same period in 2000, was principally attributable to higher average debt levels. The increase in debt levels was mainly the result of the debt assumed by Verizon Wireless in connection with the formation of Verizon Wireless and higher capital expenditures primarily in our Domestic Telecom and Domestic Wireless segments.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001             2000           % CHANGE
---------------------                            ------------     ------------     ------------
MINORITY INTEREST                                $         98     $         26            276.9%

The increase in minority interest was primarily due to the impact of the wireless joint venture with Vodafone, partially offset by higher operating losses at our operations in Argentina.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      2001              2000
                                                                  ------------      ------------
EFFECTIVE INCOME TAX RATES                                                36.4%             37.7%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for the three month period ended March 31, 2001 was lower than the corresponding period in 2000, principally as a result of tax benefits related to our foreign operations and lower state taxes.

CONSOLIDATED FINANCIAL CONDITION

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2001              2000            $ CHANGE
---------------------                            ------------      ------------      ------------
CASH FLOWS PROVIDED BY (USED IN)
Operating activities                             $      3,102      $      4,474      $     (1,372)
Investing activities                                   (6,454)           (5,067)           (1,387)
Financing activities                                    3,284              (736)            4,020
                                                 ------------      ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS            $        (68)     $     (1,329)     $      1,261
                                                 ============      ============      ============

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends and invest in new businesses. While current liabilities exceeded current assets at March 31, 2001, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities (including the purchase of wireless licenses obtained in the recent FCC auction, see "Other Factors That May Affect Future Results") or to maintain our capital structure to ensure our financial flexibility.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Cash generated from operations continued to be one of our primary sources of funds. The decrease in cash from operations compared to the first quarter of 2000 primarily reflects an increase in working capital requirements, partially offset by improved results of operations.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continued to be our primary use of capital resources. We invested $3,339 million in our Domestic Telecom business in the first quarter of 2001, compared to $2,464 million in the first quarter of 2000 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $988 million in our Domestic Wireless businesses in the first quarter of 2001, compared to $473 million during the same period last year. The increase in 2001 is primarily due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless in April 2000, as well as increased capital spending in existing Bell Atlantic and GTE wireless properties. We expect capital expenditures in 2001 to be approximately $17.5 billion, excluding the cost of wireless licenses obtained in the recent FCC auction (see "Other Factors That May Affect Future Results").

We invested $2,099 million in acquisitions and investments in businesses in the first quarter of 2001, including $1,625 million for wireless licenses obtained in the recent FCC auction and $410 million for additional wireless spectrum purchased from another telecommunications carrier. In the first quarter of 2000, we invested $2,022 million in acquisitions and investments, including $975 million in subordinated convertible notes of MFN, $715 million in the equity of MFN, $205 million in wireless properties and $96 million in PrimeCo.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

The net cash proceeds from increases in our total debt during the first quarter of 2001 of $4,348 million was primarily due to the issuance of $2.1 billion of long-term debt and $1.4 billion of commercial paper and other short-term borrowings by Verizon Global Funding, partially offset by $400 million maturity of other corporate long-term debt. In addition, Verizon Wireless issued $580 million of long-term debt and Domestic Telecom incurred $773 million of net short-term debt and retired $310 million of long-term debt.

The $1,396 million increase in our total debt (including capital lease obligations) during the first quarter of 2000 was primarily due to the issuances of debt by Verizon Global Funding. Our debt ratio was 64.1% as of March 31, 2001, compared to 65.1% as of March 31, 2000.

As of March 31, 2001, we had in excess of $9.8 billion of unused bank lines of credit and $5.2 billion in bank borrowings outstanding. As of March 31, 2001, our telephone and financing subsidiaries had shelf registrations for the issuance of up to $3.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in April 2001, Moody's Investors Service (Moody's) revised our credit rating outlook from stable to negative. Moody's cited concern about our ability to complete an initial public offering (IPO) of Verizon Wireless in a timely fashion in order to pay for the recent FCC spectrum auction purchases of $8.8 billion. A delay in the IPO would require us to issue debt to cover these purchases. A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the SEC. The notes may be issued from time to time by Verizon Global Funding, and will have the benefit of a support agreement between Verizon Global Funding and us. There have been no notes issued under this program.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarter of 2001 and 2000, we announced a quarterly cash dividend of $.385 per share.

DECREASE IN CASH AND CASH EQUIVALENTS

Our cash and cash equivalents at March 31, 2001 totaled $689 million, a decrease of $68 million compared to December 31, 2000.

MARKET RISK

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements, interest rate caps and floors, foreign currency forwards and options, equity options and basis swap agreements. We do not hold derivatives for trading purposes.

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

EXCHANGEABLE NOTES

In 1998, we issued exchangeable notes as described in Note 7 to the condensed consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment - Financial Instruments." These financial instruments expose us to market risk, including:

o Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

o Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

o    Interest rate risk, because the notes carry fixed interest rates.

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

o At March 31, 2001, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. The C&W and NTL notes of $3,180 million are exchangeable into 128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

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

EQUITY RISK

We also have equity price risk associated with our cost investments, primarily in common stocks, and equity price sensitive derivatives and derivatives embedded in other financial instruments that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $3,927 million at March 31, 2001.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $306 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $285 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated statement of changes in shareowners' investment under SFAS No. 115. Our equity price sensitive derivatives and embedded derivatives (primarily a MFN conversion option and several long-term call options on our common stock) (see Note 6 - Accounting Change-Derivative Financial Instruments) do not qualify for hedge accounting under SFAS No. 133. As such, a change of $21 million in the fair value of our equity price sensitive derivatives and embedded derivatives would be recognized in our condensed consolidated balance sheets and in current earnings in mark-to-market adjustment.

We consider the recent declines in market value of our cost investments in C&W, NTL and MFN to be temporary, driven by overall weakness in the securities markets as well as telecommunications sector share prices. We continually evaluate our cost investments for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a significant charge to earnings could be recorded for all or a portion of the unrealized loss.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

BELL ATLANTIC - GTE MERGER

Federal and state regulatory conditions to the merger included certain commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. The pretax cost to begin compliance with these conditions was approximately $200 million in 2000. We expect a similar impact in 2001 and 2002.

RECENT DEVELOPMENTS

VERIZON WIRELESS

FCC Auctions

Verizon Wireless was the winning bidder for 113 licenses in the FCC's auction of
1.9 GHz spectrum, which concluded in January 2001. These licenses would add capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco, for a total price of approximately $8.8 billion, $1.8 billion of which has already been paid and the balance of which will be paid when the FCC requires payment, which is expected to occur in 2001.

There were no legal challenges to Verizon Wireless's qualifications to acquire these licenses. However, most of the licenses that were auctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc., which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. If the licenses must be returned, the FCC's only obligation is to refund to winning bidders any amounts that they may have paid, without interest. Nearly all of Verizon Wireless's $8.8 billion license cost relates to licenses subject to NextWave's appeal.

Timing of Initial Public Offering

On October 16, 2000, we announced that Verizon Wireless would defer its planned IPO of common stock. Verizon and Vodafone agreed that, despite Verizon Wireless's strong third quarter subscriber growth, the recent volatility of capital markets has created an environment in which it is prudent to defer the offering. We announced in February 2001, and have periodically reiterated, that our bias is to complete the IPO in 2001.

Price Communications Wireless

During the fourth quarter of 2000, Verizon Wireless agreed to acquire Price Communications Wireless, a wholly owned subsidiary of Price Communications, for $1.5 billion in Verizon Wireless stock and the repayment by Verizon Wireless of $550 million in net debt. The transaction is conditioned upon completion of a Verizon Wireless IPO. The deal will significantly expand our footprint in the Southeastern U.S. and add approximately 500,000 customers.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

We now have authority to offer in-region long distance service in two states in the former Bell Atlantic territory. In December 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. The U.S. Court of Appeals rejected both requests to stay and appeals of the New York order. On April 16, 2001 we received approval for our application to offer long distance in Massachusetts and on April 26, 2001, we began offering the service. One party has since appealed that order to the U.S. Court of Appeals and requested a stay pending a decision on its appeal. We intend to oppose this action.

On April 23, 2001 we filed an application with the FCC for approval to offer in-region long distance in Connecticut. Under the terms of the Telecommunications Act of 1996 (the Telecommunications Act), the FCC is required to act on our application no later than July 23, 2001.

The accounting and consulting firm KPMG is conducting a review comparing operations support systems (OSS) in Rhode Island to those in Massachusetts and PricewaterhouseCoopers LLP is doing the same for the remaining New England states of Vermont, New Hampshire and Maine.

FCC REGULATION AND INTERSTATE RATES

Access Charges

Interstate access charges are the rates long distance carriers pay for use and availability of our operating telephone subsidiaries' facilities for the origination and termination of interstate service.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In November and December 2000, we made filings to obtain this added pricing flexibility. On March 14, 2001, those petitions were granted. The flexibility granted includes the ability to remove from price cap regulation those interstate special access services in Metropolitan Statistical Areas (MSAs) that meet the competitive thresholds. We are authorized to remove special access and dedicated transport services from price caps in 35 of the 57 MSAs in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps.

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

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that aspects of the FCC's requirements for pricing unbundled network elements (UNEs) were inconsistent with the Telecommunications Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of a hypothetical carrier using the most efficient technologies and the most efficient network configuration. This portion of the Court of Appeals' decision has been stayed pending review by the U.S. Supreme Court. In addition, the Court of Appeals upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model that ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001.

There are also several pending proceedings evaluating what network elements must be unbundled under the Telecommunications Act. In particular, in January 2001, the FCC opened a proceeding asking whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. We have opposed making unbundled elements available under these circumstances as inconsistent with the standards in the Telecommunications Act. That proceeding is expected to be resolved in 2001. In conjunction with several other incumbent local exchange carriers, we have also petitioned the FCC to remove unbundling requirements for high capacity loops and transport service. The petition asks the FCC to find that other carriers are not impaired in their ability to provide competing services without access to unbundled elements, and that these elements do not have to be provided on an unbundled basis under the standards set forth in the Telecommunications Act.

Compensation for Internet Traffic

In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

STATE REGULATION

Verizon Pennsylvania

On March 22, 2001, the Pennsylvania Public Utility Commission (PPUC) rejected the recommended decision of an administrative law judge and declined to order a retail/wholesale structural separation of Verizon Pennsylvania. Rather, the PPUC gave Verizon Pennsylvania the option of instituting a functional separation between its retail and wholesale businesses with a code of conduct. The PPUC also proposed that Verizon Pennsylvania maintain in Pennsylvania, the separate data affiliate it established when the FCC approved the merger of Bell Atlantic and GTE, decrease UNE loop rates in rural areas, and increase penalties payment under the Performance Assurance Plan. On April 20, 2001, Verizon Pennsylvania accepted the proposed order with the conditions described in that order. In addition, Verizon Pennsylvania withdrew most of the pending appeals.

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

o an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

o the final outcome of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network elements and resale rates;

o the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets;

o the timing and profitability of our entry into the in-region long distance market;

o our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings;

o    the profitability of our entry into the broadband access market;

o the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings;

o our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability; and

o changes in our accounting assumptions that may be required by regulatory agencies, including the SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 10, 2001, Telesector Resources Group, Inc. (TRG), a wholly owned indirect subsidiary of Verizon, entered into an agreement with the New York State Attorney General's Office to resolve on a civil basis, without a finding of liability on the part of TRG, the Attorney General's investigation of possible environmental violations and false document charges relating to the former Orangeburg, New York, Material Reclamation Center. Pursuant to the agreement TRG has paid a $100,000 civil penalty and $2.65 million in support of certain environmental projects.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number
     ------

       12         Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2001:

     A Current Report on Form 8-K, dated February 1, 2001, was filed regarding our 2000 financial results.

     A Current Report on Form 8-K, dated February 7, 2001, was filed regarding our financial outlook for 2001 as reported in a meeting on February 7, 2001 with the investment community.

     A Current Report on Form 8-K, dated March 28, 2001, was filed regarding material presented at an investment conference reiterating our previous financial guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VERIZON COMMUNICATIONS INC.

Date:  May 15, 2001                     By /s/ Lawrence R. Whitman
                                          --------------------------------------
                                            Lawrence R. Whitman
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

12                       Computation of Ratio of Earnings to Fixed Charges