Form 10-Q
period 2001-06-30
VERIZON COMMUNICATIONS INC
filed 2001-08-14
CIK 732712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark one)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

At June 30, 2001, 2,709,370,282 shares of the registrant's Common Stock were outstanding, after deducting 42,280,202 shares held in treasury.

TABLE OF CONTENTS

ITEM NO.

PART I. FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----

1.  FINANCIAL STATEMENTS (UNAUDITED)

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    Three and six months ended June 30, 2001 and 2000                       1

    CONDENSED CONSOLIDATED BALANCE SHEETS
    June 30, 2001 and December 31, 2000                                     2

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    Six months ended June 30, 2001 and 2000                                 3

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    4

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS                                                  14

3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             34


PART II. OTHER INFORMATION
--------------------------

1.  LEGAL PROCEEDINGS                                                      35

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    35

6.  EXHIBITS AND REPORTS ON FORM 8-K                                       36

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share                  THREE MONTHS ENDED       SIX MONTHS ENDED
Amounts) (Unaudited)                                         JUNE 30,                  JUNE 30,
                                                     ---------------------     --------------------
                                                       2001         2000          2001       2000
                                                     -------      --------     ---------   --------
OPERATING REVENUES                                  $ 16,909      $ 16,769      $ 33,175   $ 31,301

Operations and support expense                         9,713        11,392        19,012     19,600
Depreciation and amortization                          3,400         3,224         6,760      5,817
Gains on sales of assets, net                             (5)       (2,456)           (5)    (2,553)
                                                    --------      --------      --------   --------
OPERATING INCOME                                       3,801         4,609         7,408      8,437
Equity in income (loss) from unconsolidated
  businesses                                          (3,664)        3,283        (3,448)     3,513
Other income and (expense), net                          114            12           184         90
Interest expense                                        (909)         (915)       (1,830)    (1,689)
Minority interest                                       (209)           (9)         (307)       (35)
Mark-to-market adjustment - financial
instruments                                              (37)        1,112          (153)       287
                                                    --------      --------      --------   --------
Income (loss) before provision for income
  taxes, extraordinary item and cumulative
  effect of change in accounting principle              (904)        8,092         1,854     10,603
Provision for income taxes                               117         3,188         1,121      4,135
                                                    --------      --------      --------   --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                           (1,021)        4,904           733      6,468
Extraordinary item, net of tax                            --            --            --         (9)
Cumulative effect of change in accounting
  principle, net of tax                                   --            --          (182)       (40)
                                                    --------      --------      --------   --------
NET INCOME (LOSS)                                     (1,021)        4,904           551      6,419
Redemption of subsidiary preferred stock                  --            --            --         (8)
                                                    --------      --------      --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREOWNERS                                       $ (1,021)     $  4,904      $    551   $  6,411
                                                    ========      ========      ========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle                                           $ (.38)       $ 1.80        $  .27     $ 2.37
Extraordinary item, net of tax                            --            --            --         --
Cumulative effect of change in accounting
  principle, net of tax                                   --            --          (.07)      (.01)
                                                    --------      --------      --------   --------
NET INCOME (LOSS)                                     $ (.38)       $ 1.80        $  .20     $ 2.36
                                                    ========      ========      ========   ========
Weighted-average shares outstanding (in
millions)                                              2,707         2,718         2,706      2,722
                                                    ========      ========      ========   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle                                           $ (.38)       $ 1.79        $  .27     $ 2.34
Extraordinary item, net of tax                            --            --            --         --
Cumulative effect of change in accounting
  principle, net of tax                                   --            --          (.07)      (.01)
                                                    --------      --------      --------   --------
NET INCOME (LOSS)                                     $ (.38)       $ 1.79        $  .20     $ 2.33
                                                    ========      ========      ========   ========
Weighted-average shares outstanding -
  diluted  (in millions)                               2,707         2,747         2,728      2,752
                                                    ========      ========      ========   ========
Dividends declared per common share                   $ .385        $ .385        $  .77     $  .77
                                                    ========      ========      ========   ========

See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries


 (Dollars in Millions, Except Per Share Amounts) (Unaudited)                JUNE 30,   DECEMBER 31,
                                                                                2001           2000
                                                                           ---------   ------------
ASSETS
Current assets
  Cash and cash equivalents                                                 $  2,616      $    757
  Short-term investments                                                         797         1,613
  Accounts receivable, net of allowances of $1,717 and $1,562                 13,777        14,010
  Inventories                                                                  2,047         1,910
  Net assets held for sale                                                       279           518
  Prepaid expenses and other                                                   3,744         3,313
                                                                            --------      --------
Total current assets                                                          23,260        22,121
                                                                            --------      --------
Plant, property and equipment                                                167,219       158,957
  Less accumulated depreciation                                               93,677        89,453
                                                                            --------      --------
                                                                              73,542        69,504
                                                                            --------      --------
Investments in unconsolidated businesses                                      11,850        13,115
Intangible assets                                                             43,627        41,990
Other assets                                                                  17,894        18,005
                                                                            --------      --------
Total assets                                                                $170,173      $164,735
                                                                            ========      ========

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
  Debt maturing within one year                                             $ 20,591      $ 14,838
  Accounts payable and accrued liabilities                                    11,740        13,965
  Other                                                                        5,433         5,433
                                                                            --------      --------
Total current liabilities                                                     37,764        34,236
                                                                            --------      --------
Long-term debt                                                                44,280        42,491
Employee benefit obligations                                                  12,115        12,543
Deferred income taxes                                                         15,689        15,260
Other liabilities                                                              3,677         3,797

Minority interest                                                             21,739        21,830

Shareowners' investment
  Series preferred stock ($.10 par value; none issued)                           --             --
  Common stock ($.10 par value; 2,751,650,484 shares issued in both
  periods)                                                                       275           275
  Contributed capital                                                         24,498        24,555
  Reinvested earnings                                                         13,137        14,667
  Accumulated other comprehensive loss                                          (692)       (2,176)
                                                                            --------      --------
                                                                              37,218        37,321
  Less common stock in treasury, at cost                                       1,525         1,861
  Less deferred compensation - employee stock ownership plans and
  other                                                                          784           882
                                                                            --------      --------
Total shareowners' investment                                                 34,909        34,578
                                                                            --------      --------
Total liabilities and shareowners' investment                               $170,173      $164,735
                                                                            ========      ========


See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries


(Dollars in Millions) (Unaudited)                                         SIX MONTHS ENDED JUNE 30,
                                                                                   2001        2000
                                                                             ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary item and cumulative effect of change in
  accounting principle                                                          $   733     $ 6,468
Adjustments to reconcile income before extraordinary item and cumulative effect of change in accounting principle to net cash provided by operating activities:
    Depreciation and amortization                                                 6,760       5,817
    Gains on sales of assets, net                                                    (5)     (2,553)
    Mark-to-market adjustment - financial instruments                               153        (287)
    Employee retirement benefits                                                 (1,118)     (1,760)
    Deferred income taxes                                                          (349)      2,085
    Provision for uncollectible accounts                                            782         539
    Equity in income (loss) from unconsolidated businesses                        3,448      (3,513)
    Changes in current assets and liabilities, net of effects from
      acquisition/disposition of businesses                                      (2,961)      1,750
    Other, net                                                                      215        (217)
                                                                               --------     --------
Net cash provided by operating activities                                         7,658       8,329
                                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (9,163)     (7,632)
Acquisitions, net of cash acquired, and investments                              (2,212)     (1,132)
Proceeds from disposition of businesses and assets                                   --       1,899
Investments in notes receivable                                                      --        (979)
Net change in short-term investments                                              1,010         483
Other, net                                                                         (510)       (234)
                                                                               --------     --------
Net cash used in investing activities                                           (10,875)     (7,595)
                                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                8,253       2,822
Repayments of long-term borrowings and capital lease obligations                 (1,604)     (4,651)
Increase in short-term obligations, excluding current maturities                    620       3,518
Dividends paid                                                                   (2,079)     (2,099)
Proceeds from sale of common stock                                                  242         380
Purchase of common stock for treasury                                                (8)     (1,382)
Other, net                                                                         (348)         (9)
                                                                               --------     --------
Net cash provided by (used in) financing activities                               5,076      (1,421)
                                                                               --------     --------
Increase (decrease) in cash and cash equivalents                                  1,859        (687)
Cash and cash equivalents, beginning of period                                      757       2,033
                                                                               --------     --------
Cash and cash equivalents, end of period                                        $ 2,616     $ 1,346
                                                                               ========     ========

See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. The condensed consolidated financial statements for the six months ended June 30, 2000 give retroactive effect to the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) on June 30, 2000, as required for business combinations using pooling-of-interests accounting.

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


2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in our investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.



3.    MERGER CHARGES

In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $584 million ($371 million after-tax, or $.14 per diluted share). Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The remaining severance liability as of June 30, 2001 is $354 million. During the second quarter of 2000, in connection with the merger, we also recorded a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share) for direct, incremental merger-related costs, including compensation, professional services and other direct costs. In addition, we recorded $385 million ($236 million after-tax, or $.09 per diluted share) for other actions in relation to the merger or other strategic decisions, in the second quarter of 2000.

From the date of the merger, we expect to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs related to the merger have totaled $1,136 million since the date of the merger. During the second quarter and for the first six months of 2001, we incurred transition costs of $279 million and $442 million ($162 million and $250 million after taxes and minority interests, or $.06 and $.09 per diluted share), respectively. During the second quarter of 2000, we incurred $172 million ($47 million after taxes and minority interests, or $.02 per diluted share) of transition costs.



4.    GAINS ON SALES OF ASSETS, NET

During 2001 and 2000, we recognized net gains in operations related to sales of assets and impairments of assets held for sale, as follows:

(Dollars in Millions)               THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                   2001                   2000                 2001                 2000
                            -------------------   --------------------   ------------------   ------------------
                            PRETAX    AFTER-TAX   PRETAX     AFTER-TAX   PRETAX   AFTER-TAX   PRETAX   AFTER-TAX
                            ------    ---------   ------     ---------   ------   ---------   ------   ---------
Wireline properties         $   --   $   --       $ 1,078     $   655     $  --    $   --    $ 1,078   $   655
Wireless properties              5        3         1,922       1,156         5         3      1,922     1,156
Other, net                      --       --          (544)       (356)       --        --       (447)     (301)
                            ------   ------       -------     -------     -----    ------    --------  -------
                            $    5   $    3       $ 2,456     $ 1,455     $   5    $    3    $ 2,553   $ 1,510
                            ======   ======       =======     =======     =====    ======    ========  =======

Wireline Property Sales

During June 2000, we sold approximately 471,000 access lines located in Iowa, Nebraska and Oklahoma for combined cash proceeds of $1,433 million and $125 million in convertible preferred stock. The pretax gain on the sales was $1,078 million ($655 million after-tax or $.24 per diluted share).

Wireless Overlap

A U.S. Department of Justice consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone AirTouch Group plc and PrimeCo Personal Communications L.P. (PrimeCo) to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Bell Atlantic-GTE merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation (ALLTEL) that provided for the exchange of several former Bell Atlantic Mobile markets in Texas, New Mexico and Arizona for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share).

As of June 30, 2001, we completed the sales of all overlap properties with the exception of the Chicago market. The sale of the Cincinnati market was completed during the second quarter of 2001. The pretax gain was $80 million ($48 million after-tax, or $.02 per diluted share). In addition, during the quarter an agreement to sell the Chicago market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax, or $.02 per diluted share) related to the expected sale. The sale of the Chicago market is expected to close in the second half of 2001.

Other Transactions

In connection with our decisions to exit the video business and GTE Airfone, we recorded an impairment charge during the second quarter of 2000 of $566 million ($362 million after-tax, or $.13 per diluted share) to reduce the carrying value of these investments to their estimated net realizable value. In addition, other sales during the quarter resulted in a net pretax gain of approximately $22 million ($6 million after-tax, or less than $.01 per diluted share). During the first quarter of 2000, we recorded a pretax gain of $97 million ($55 million after-tax, or $.02 per diluted share), primarily comprised of the gain on the sale of our CyberTrust line of business.

5.    EXTRAORDINARY ITEM

Results for the six months ended June 30, 2000 include the retirement in the first quarter of 2000 of $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).



6.    WIRELESS JOINT VENTURE

On April 3, 2000, Verizon and Vodafone Group plc consummated the previously announced agreement to combine U.S. wireless assets, including cellular, Personal Communications Services (PCS) and paging operations. We accounted for this transaction as a purchase business combination, and accordingly, began reporting the combined wireless operations prospectively in the second quarter of 2000.



7.    INVESTMENTS

Marketable Securities
We have investments in marketable securities, primarily common stocks, which are considered "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments have been included in our condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in Accumulated Other Comprehensive Loss. The fair values of our investments in marketable securities are determined based on market quotations.

The following table shows certain summarized information related to our investments in marketable securities:

                                                               GROSS        GROSS
                                                          UNREALIZED   UNREALIZED
(Dollars in Millions)                              COST        GAINS       LOSSES   FAIR VALUE
                                                 ------   ----------   ----------   ----------
AT JUNE 30, 2001
Investments in unconsolidated businesses         $1,935         $620        $  (4)      $2,551
Other assets                                        342           23           --          365
                                                 ------        ------       -------     -------
                                                 $2,277         $643        $  (4)      $2,916
                                                 ======        ======       =======     =======
AT DECEMBER 31, 2000
Investments in unconsolidated businesses         $4,529         $559      $(1,542)      $3,546
Other assets                                      1,326           29         (241)       1,114
                                                 ------        ------       -------     -------
                                                 $5,855         $588      $(1,783)      $4,660
                                                 ======        ======       =======     =======


We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Prior to the second quarter of 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, in June 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) primarily relating to our investments in Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Metromedia Fiber Network, Inc. (MFN). We determined, through the evaluations described above, that market value declines in these investments were considered other than temporary.

During the second quarter of 2000, we recognized a pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) related to the restructuring of our equity investment in Cable & Wireless Communications plc
(CWC). In exchange for our equity investment in CWC, we received shares of C&W and NTL.

At June 30, 2001, the unrealized gains on marketable securities relate primarily to our investment in Telecom Corporation of New Zealand Limited (TCNZ).

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

Genuity's revenues for the second quarter and first half of 2000 were $275 million and $529 million, respectively, its net losses were $153 million and $281 million, respectively. These periods preceded the IPO when Genuity was wholly owned by Verizon. Consequently, these revenues and losses were included in Verizon's consolidated results. Although no longer included in Verizon's consolidated results of operations as a result of the IPO, Genuity's revenues for the second quarter and first half of 2001 were $303 million and $602 million, respectively, its net losses were $354 million and $646 million, respectively.


8.    ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $182 million to current earnings and income of $110 million to other comprehensive income (loss). The recognition of assets and liabilities was immaterial to our financial position.

The ongoing effect of SFAS No. 133 on our consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended June 30, 2001, we recorded a charge to current earnings of $37 million and a loss of $2 million to other comprehensive income (loss). For the six months ended June 30, 2001, we recorded a charge to current earnings of $153 million (before minority interest of $2 million) and a loss of $14 million to other comprehensive income (loss).

The charges to current earnings are primarily due to changes in the fair value of the conversion option on our investment in MFN debt securities which allows us to convert our debt securities into MFN common stock. The conversion option has, as its underlying risk, changes in the MFN stock price. This risk is not clearly and closely related to the change in interest rate risk underlying the debt securities and therefore the conversion option does not qualify as a hedge under SFAS No. 133. The fair value of the conversion option is recognized as an asset in our balance sheet and we record the mark-to-market adjustment in current earnings.

A net charge of $186 million related to the MFN conversion option was included as part of the cumulative effect of the accounting change recorded on January 1, 2001. A net charge of $41 million was recorded to mark-to-market adjustment for the three months ended June 30, 2001. A net charge of $149 million was recorded to mark-to-market adjustment for the six months ended June 30, 2001.

9.    DEBT

Exchangeable Notes

Previously, Verizon Global Funding issued two series of notes that are exchangeable for shares of TCNZ and for C&W and NTL shares.

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

At June 30, 2001, the exchange price of the notes exchangeable into C&W and NTL shares exceeded the combined value of the share prices. Consequently, the notes were recorded at their amortized carrying value with no mark-to-market adjustments recorded in the second quarter or in the first six months of 2001. At June 30, 2000, the decrease in the debt obligation since December 31, 1999 of $287 million ($186 million after-tax, or $.07 per diluted share) was recorded as an increase to income in the first six months of 2000 and an increase to income of $1,112 million ($722 million after-tax, or $.26 per diluted share) in the second quarter of 2000. As of June 30, 2001, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

All of Verizon Global Funding's debt (including the TCNZ and the C&W and NTL exchangeable notes) have the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $19,697 million at June 30, 2001. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $68.4 billion at June 30, 2001.

Debt Issuances

In April 2001, Verizon South Inc., an indirect wholly owned subsidiary of Verizon Communications, issued $300 million of 7% Series F debentures due 2041 at a discount, resulting in gross proceeds of approximately $291 million.

In May 2001, Verizon Global Funding issued $2 billion of floating rate notes due 2002. Interest on the notes is reset quarterly at three-month LIBOR plus .05%.

In May 2001, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021, resulting in gross proceeds of approximately $3 billion. The notes are convertible into shares of our common stock at an initial price of $69.50 per share if the closing price of Verizon common stock on the New York Stock Exchange exceeds specified levels or in other specified circumstances. The conversion price increases by at least 3% a year. The initial conversion price represents a 25% premium over the May 8, 2001 closing price of $55.60 per share. There are no scheduled cash interest payments associated with the notes.

Reclassification of Long-Term Debt

During the second quarter of 2001, approximately $5.1 billion of revolving loans was reclassified to short-term debt in connection with the expiration of the current credit facility agreement in the second quarter of 2002.

10.     COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

(Dollars in Millions)                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                    2001      2000            2001       2000
                                                                  --------   -------       ---------   --------
NET INCOME (LOSS)                                                 $(1,021)   $ 4,904       $   551     $ 6,419
                                                                  --------   -------       ---------   --------
OTHER COMPREHENSIVE INCOME (LOSS), net of
  taxes
Foreign currency translation adjustments                              100        (99)          348        (163)
Unrealized gains (losses) on marketable securities                  1,947       (761)        1,152         202
Unrealized derivative losses on cash flow hedges                       (2)        --           (16)         --
Minimum pension liability adjustment                                   --         --            --         (22)
                                                                  --------   -------       ---------   --------
                                                                    2,045       (860)        1,484          17
                                                                  --------   -------       ---------   --------
TOTAL COMPREHENSIVE INCOME                                        $ 1,024    $ 4,044       $ 2,035     $ 6,436
                                                                  ========   =======       =========   ========

The change in unrealized gains (losses) on marketable securities in 2001 primarily relates to the reclassification of after-tax realized losses of $2,926 million recorded due to the other than temporary decline in market value of certain of our marketable securities (see Note 7). The net unrealized gains (losses) on marketable securities in 2000 primarily related to our investments in MFN and TCNZ.

The components of accumulated other comprehensive loss are as follows:


(Dollars in Millions)                                       AT JUNE 30, 2001    AT DECEMBER 31, 2000
                                                            ----------------    --------------------
Foreign currency translation adjustments                             $(1,060)           $(1,408)
Unrealized gains (losses) on marketable securities                       418               (734)
Unrealized derivative losses on cash flow hedges                         (16)                --
Minimum pension liability adjustment                                     (34)               (34)
                                                                    --------            -------
Accumulated other comprehensive loss                                 $  (692)           $(2,176)
                                                                    ========            =======

11.   EARNINGS PER SHARE

The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per            THREE MONTHS ENDED        SIX MONTHS ENDED
Share Amounts)                                               JUNE 30,                JUNE 30,
                                                        2001       2000         2001        2000
                                                      -------    --------      -------    --------
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREOWNERS
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle                                           $(1,021)   $ 4,904         $733     $ 6,468
Redemption of subsidiary preferred stock                   --         --           --          (8)
                                                      -------    --------      -------    --------
Income (loss) available to common shareowners*         (1,021)     4,904          733       6,460
Extraordinary item, net of tax                             --         --           --          (9)
Cumulative effect of change in accounting
principle, net of tax                                      --         --         (182)        (40)
                                                      -------    --------      -------    --------
Net income (loss) available to common
shareowners*                                          $(1,021)   $ 4,904         $551     $ 6,411
                                                      =======    ========      =======    ========
BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                     2,707      2,718        2,706       2,722
                                                      -------    --------      -------    --------
Income (loss) available to common shareowners
  before extraordinary item and cumulative
  effect of change in accounting principle             $ (.38)    $ 1.80        $ .27      $ 2.37
Extraordinary item, net of tax                             --         --           --          --
Cumulative effect of change in accounting
principle, net of tax                                      --         --         (.07)       (.01)
                                                      -------    --------      -------    --------
Net income (loss) available to common
shareowners                                            $ (.38)    $ 1.80        $ .20      $ 2.36
                                                      =======    ========      =======    ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                     2,707      2,718        2,706       2,722
Effect of dilutive securities                              --         29           22          30
                                                      -------    --------      -------    --------
Weighted-average shares outstanding - diluted           2,707      2,747        2,728       2,752
                                                      -------    --------      -------    --------
Income (loss) available to common shareowners
  before extraordinary item and cumulative
  effect of change in accounting principle             $ (.38)    $ 1.79        $ .27      $ 2.34
Extraordinary item, net of tax                             --         --           --          --
Cumulative effect of change in accounting
principle, net of tax                                      --         --         (.07)       (.01)
                                                      -------    --------      -------    --------
Net income (loss) available to common
shareowners                                            $ (.38)    $ 1.79        $ .20      $ 2.33
                                                      =======    ========      =======    ========

*Income (loss) and Net income (loss) available to common shareowners are the same for purposes of calculating basic and diluted earnings per share.

Stock options for 116 million shares for the three months ended June 30, 2001 and 117 million shares for the six months ended June 30, 2001 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and six months ended June 30, 2000, the number of shares not included in the computation of diluted earnings per share was 53 million for both periods. No other contingently issuable shares were included in the diluted earnings per share calculation since conversion conditions were not met.



12.   SEGMENT INFORMATION

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

REPORTABLE SEGMENTS
The following table provides adjusted operating financial information for our four reportable segments and a reconciliation of adjusted segment results to consolidated results:

(Dollars in Millions)                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                                2001          2000         2001          2000
                                               -------       -------      -------       -------
EXTERNAL OPERATING REVENUES
Domestic Telecom                               $10,817       $10,706      $21,601       $21,122
Domestic Wireless                                4,373         3,943        8,411         6,098
International                                      586           471        1,111           928
Information Services                               970         1,031        1,754         1,781
                                               -------       -------      -------       -------
Total segments - adjusted                       16,746        16,151       32,877        29,929
Reconciling items                                  163           618          298         1,372
                                               -------       -------      -------       -------
Total consolidated - reported                  $16,909       $16,769      $33,175       $31,301
                                               =======       =======      =======       =======
INTERSEGMENT REVENUES
Domestic Telecom                                $  136        $  210       $  272        $  410
Domestic Wireless                                   10             9           18            18
International                                       12            --           14            --
Information Services                                14            25           19            54
                                               -------       -------      -------       -------
Total segments - reported                          172           244          323           482
Reconciling items                                 (172)         (244)        (323)         (482)
                                               -------       -------      -------       -------
Total consolidated - reported                   $   --        $   --       $   --        $   --
                                               =======       =======      =======       =======
TOTAL OPERATING REVENUES
Domestic Telecom                               $10,953       $10,916      $21,873       $21,532
Domestic Wireless                                4,383         3,952        8,429         6,116
International                                      598           471        1,125           928
Information Services                               984         1,056        1,773         1,835
                                               -------       -------      -------       -------
Total segments - adjusted                       16,918        16,395       33,200        30,411
Reconciling items                                   (9)          374          (25)          890
                                               -------       -------      -------       -------
Total consolidated - reported                  $16,909       $16,769      $33,175       $31,301
                                               =======       =======      =======       =======
NET INCOME
Domestic Telecom                               $ 1,361       $ 1,378      $ 2,711       $ 2,640
Domestic Wireless                                  151            91          249           220
International                                      243           155          453           326
Information Services                               298           329          510           527
                                               -------       -------      -------       -------
Total segments - adjusted                        2,053         1,953        3,923         3,713
Reconciling items                               (3,074)        2,951       (3,372)        2,706
                                               -------       -------      -------       -------
Total consolidated - reported                  $(1,021)      $ 4,904      $   551       $ 6,419
                                               =======       =======      =======       =======



(Dollars in Millions)             JUNE 30, 2001     DECEMBER 31,2000
ASSETS                            -------------     ----------------
Domestic Telecom                       $  80,025        $  78,112
Domestic Wireless                         59,047           56,029
International                             14,853           14,466
Information Services                       3,555            3,148
                                       ---------        ----------
Total segments                           157,480          151,755
Reconciling items                         12,693           12,980
                                       ---------        ----------
Total consolidated                     $ 170,173        $ 164,735
                                       =========        ==========

Major reconciling items between the segments and the consolidated results are as follows:

 (Dollars in Millions)                                   THREE MONTHS ENDED   SIX MONTHS  ENDED
                                                              JUNE 30,             JUNE 30,
                                                         2001       2000        2001      2000
                                                         -------    -------     ------    ------
TOTAL REVENUES
Genuity (see Note 7)                                    $    --     $  275    $    --    $  529
Significant operations sold in 2000                          --        349         --       709
Regulatory settlements                                       --        (69)        --       (69)
Corporate, eliminations and other                            (9)      (181)       (25)     (279)
                                                        -------     ------    -------   ------
                                                        $    (9)    $  374    $   (25)   $  890
                                                        =======     ======    =======   ======
NET INCOME
Genuity (see Note 7)                                    $    --     $ (153)   $    --    $ (281)
(Loss)/gain on marketable securities (see Note 7)        (2,926)     1,941     (2,926)    1,941
Mark-to-market adjustment - exchangeable notes (see
Note 9)                                                      --        722         --       186
Mark-to-market adjustment - other financial
instruments (see Note 8)                                    (37)        --       (151)       --
Other charges and special items (see Note 3)                 --       (491)        --      (526)
Merger related costs (see Note 3)                            --       (749)        --      (749)
Transition costs (see Note 3)                              (162)       (47)      (250)      (47)
Gains on sales of assets, net (see Note 4)                    3      1,455          3     1,510
Cumulative effect of accounting change (see Note 8)          --         --       (182)      (40)
Pension settlements                                          --        260         --       564
Extraordinary item (see Note 5)                              --         --         --        (9)
Corporate, eliminations and other                            48         13        134       157
                                                        -------     ------    -------    ------
                                                        $(3,074)    $2,951    $(3,372)   $2,706
                                                        =======     ======    =======    ======

Pension settlement gains before tax of $425 million ($260 million after-tax) and $911 million ($564 million after-tax) were recognized for the three- and six-month periods ended June 30, 2000, respectively. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise. There were no similar pension settlement gains recorded during 2001.

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


13.   COMMITMENTS AND CONTINGENCIES

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

Verizon Wireless was the winning bidder for 113 licenses in the Federal Communications Commission's (FCC) auction of 1.9 GHz spectrum, which concluded in January 2001. These licenses would add capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco. The total price of these licenses was approximately $8.8 billion, $1.8 billion of which has already been paid and the balance of which will be paid when the FCC requires payment.

There were no legal challenges to Verizon Wireless's qualifications to acquire these licenses. However, most of the licenses that were auctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc., which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. In a decision on June 22, 2001, the U.S. appeals court ruled that the FCC was not allowed to repossess the NextWave licenses. The FCC has announced that it intends to appeal the U.S. appeals court decision to the U.S. Supreme Court. If the licenses must be returned, the FCC has stated that it will refund to winning bidders any amounts that they may have paid, without interest. Nearly all of Verizon Wireless's $8.8 billion license cost relates to licenses subject to NextWave's appeal.

During the fourth quarter of 2000, Verizon Wireless agreed to acquire the wireless business of Price Communications for $1.5 billion in Verizon Wireless stock and the repayment by Verizon Wireless of $550 million in net debt. The transaction was conditioned upon completion of a Verizon Wireless initial public offering by September 30, 2001. Since we have disclosed that the initial public offering cannot be completed by September 30, 2001, we have begun discussions with Price Communications to explore alternative forms of consideration and other terms for an acquisition of the wireless business of Price Communications.

In the first quarter of 2001, we agreed to provide up to $500 million in interim financing to Genuity. We subsequently increased the amount to $1,150 million. As of June 30, 2001, $750 million of that commitment had been loaned to Genuity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Verizon Communications Inc. was formed in June 2000 by the merger of Bell Atlantic Corporation and GTE Corporation. Financial information for the three and six months ended June 30, 2000 gives retroactive effect to the merger, as required for business combinations using pooling-of-interests accounting. The formation of the wireless joint venture occurred in April 2000. Financial information for the six months ended June 30, 2000 does not give retroactive effect to the formation of the wireless joint venture, as required for purchase business combinations.


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

Reported consolidated revenues were $16,909 million for the quarter ended June 30, 2001, compared to $16,769 million for the similar period of the prior year. Consolidated revenues reported during the first six months of 2001 were $33,175 million, compared to $31,301 million for the first six months of 2000. Reported revenues were not adjusted for prior year sales of wireline operations and the deconsolidation of Genuity Inc. (Genuity). In addition, prior year revenues include the formation of the Verizon Wireless joint venture beginning in April 2000 and include overlapping wireless properties through June 30, 2000.

Consolidated second quarter 2001 revenues, adjusted for the items in the preceding paragraph, increased 5.0% to $16,909 million from $16,104 million in second quarter of 2000. Six-month 2001 consolidated adjusted revenues were $33,175 million, or 6.0% higher than the first six months of 2000 adjusted revenues of $31,308 million.

We reported a net loss of $1,021 million, or $.38 diluted loss per share for the quarter ended June 30, 2001, compared to net income available to common shareowners of $4,904 million, or $1.79 diluted earnings per share for the quarter ended June 30, 2000. Reported net income available to common shareowners for the first six months of 2001 was $551 million, or $.20 diluted earnings per share, compared to $6,411 million, or $2.33 diluted earnings per share, for the same period in 2000.

Our reported results were affected by special items. After adjusting for such items, net income would have been $2,101 million, or $.77 diluted earnings per share in the second quarter of 2001 and $1,966 million, or $.72 diluted earnings per share in the second quarter of 2000. For the first half of 2001, net income would have been $4,057 million, or $1.49 diluted earnings per share compared to $3,870 million, or $1.41 diluted earnings per share for the first half of 2000.

The table below summarizes reported and adjusted results of operations for each period.


(Dollars in Millions, Except Per Share Amounts)         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
-----------------------------------------------         ---------------------------        -------------------------
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----
Reported operating revenues                              $ 16,909         $ 16,769         $ 33,175         $ 31,301
Reported operating expenses                                13,108           12,160           25,767           22,864
                                                         --------         --------         --------         --------
Reported operating income                                   3,801            4,609            7,408            8,437

REPORTED NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                      (1,021)           4,904              551            6,411
                                                         --------         --------         --------         --------
Merger-related costs                                           --              749               --              749
Transition costs                                              162               47              250               47
Gains on sales of assets, net                                  (3)          (1,455)              (3)          (1,510)
Pension settlements                                            --             (260)              --             (564)
Loss/(gain) on marketable securities                        2,926           (1,941)           2,926           (1,941)
Mark-to-market adjustment - financial instruments              37             (722)             151             (186)
Genuity loss                                                   --              153               --              281
Other charges and special items                                --              491               --              526
Extraordinary item                                             --               --               --                9
Cumulative effect of accounting change                         --               --              182               40
Redemption of subsidiary preferred stock                       --               --               --                8
                                                         --------         --------         --------         --------
ADJUSTED NET INCOME                                      $  2,101         $  1,966         $  4,057         $  3,870
                                                         ========         ========         ========         ========
DILUTED EARNINGS (LOSS) PER SHARE - REPORTED             $   (.38)        $   1.79         $    .20         $   2.33
DILUTED EARNINGS PER SHARE - ADJUSTED                    $    .77         $    .72         $   1.49         $   1.41


MERGER-RELATED COSTS

Charges associated with employee severance of $584 million ($371 million after-tax, or $.14 per diluted share) were recorded during the second quarter of 2000. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The remaining severance liability as of June 30, 2001 is $354 million.

In addition, during the second quarter of 2000, in connection with the merger, we recorded a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share) for direct, incremental merger-related costs, including compensation, professional services and other direct costs.


TRANSITION COSTS

From the date of the merger, we expect to incur a total of approximately $2.0 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs related to the merger have totaled $1,136 million since the date of the merger. During the second quarter and for the first six months of 2001, we incurred transition costs of $279 million and $442 million ($162 million and $250 million after taxes and minority interests, or $.06 and $.09 per diluted share), respectively. During the second quarter of 2000, we incurred $172 million ($47 million after taxes and minority interests, or $.02 per diluted share) of transition costs.

GAINS ON SALES OF ASSETS, NET

As of June 30, 2001, we completed the sales of all overlap wireless properties with the exception of the Chicago market. The sale of the Cincinnati market was completed during the second quarter of 2001. The pretax gain was $80 million ($48 million after-tax, or $.02 per diluted share). In addition, during the quarter an agreement to sell the Chicago market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax, or $.02 per diluted share) related to the expected sale. The sale of the Chicago market is expected to close in the second half of 2001.

During the second quarter of 2000, we recognized net gains of $2,456 million ($1,455 million after-tax, or $.53 per diluted share) related to sales of assets and impairments of assets held for sale. These net gains resulted primarily from a pretax gain on the sale of access lines of $1,078 million ($655 million after-tax, or $.24 per diluted share); pretax gains on exchanges of wireless overlap properties of $1,922 million ($1,156 million after-tax, or $.42 per diluted share); and an impairment charge in connection with our exit from the video business and GTE Airfone of $566 million ($362 million after-tax, or $.13 per diluted share). Results for the six months ended June 30, 2000 also include a pretax gain recorded in the first quarter of 2000 of $97 million ($55 million after-tax, or $.02 per diluted share), primarily comprised of the gain on the sale of our CyberTrust line of business.


PENSION SETTLEMENTS

Pension settlement gains of $425 million ($260 million after-tax, or $.09 per diluted share) and $911 million ($564 million after-tax, or $.20 per diluted share) were recognized for the three- and six-month periods ended June 30, 2000, respectively. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise. There were no similar pension settlement gains recorded during 2001.


LOSS/(GAIN) ON MARKETABLE SECURITIES

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Prior to the second quarter of 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, in June 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) primarily relating to our investments in Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Metromedia Fiber Network, Inc. (MFN). We determined, through the evaluations described above, that market value declines in these investments were considered other than temporary.

In May 2000, C&W, NTL and Cable & Wireless Communications plc (CWC) completed a restructuring of CWC. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time. Based on this level of ownership, our investments in NTL and C&W are accounted for under the cost method. Our previous interest in CWC was accounted for using the equity method. Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) and a corresponding increase in the cost basis of the shares received.

MARK-TO-MARKET ADJUSTMENT - FINANCIAL INSTRUMENTS

During 2001, we began recording mark-to-market adjustments in earnings relating to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. Mark-to-market losses of $37 million ($37 million after taxes and minority interest, or $.01 per diluted share) and $153 million ($151 million after taxes and minority interest, or $.06 per diluted share) were recorded during the three- and six-month periods ended June 30, 2001, respectively, due primarily to the change in the fair value of the MFN debt conversion option.

In addition, during the three- and six-month periods ended June 30, 2000, we recorded mark-to-market gains of $1,112 million ($722 million after-tax, or $.26 per diluted share) and $287 million ($186 million after-tax, or $.07 per diluted share), respectively, related to our $3,180 million notes which are exchangeable into shares of C&W and NTL. These mark-to-market adjustments were required because the carrying value of the exchangeable notes is indexed to the fair market value of the underlying common stock. As the combined fair value of the C&W and NTL common stock declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. If the combined fair value of the C&W and NTL common stock increases, our debt obligation increases and income is decreased.


GENUITY LOSS

In accordance with the provisions of a Federal Communications Commission (FCC) order in June 2000, Genuity, formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. GTE retained 100% of Genuity's Class B common stock, which represents 9.5% of the voting equity in Genuity and contains a contingent conversion feature. The sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000 and are accounting for our investment in Genuity using the cost method. The impact of this change is that Genuity's revenues and expenses, as well as changes in balance sheet accounts and cash flows subsequent to June 30, 2000 are no longer included in our consolidated financial results. As a result, for comparability, we have adjusted the reported results for the first and second quarters of 2000 to exclude the results of Genuity. Genuity's after-tax losses for the second quarter and the first half of 2000 were $153 million (or $.06 per diluted share) and $281 million (or $.10 per diluted share), respectively.


OTHER CHARGES AND SPECIAL ITEMS

During the three and six months ended June 30, 2000, we recognized other charges and special items of $744 million ($491 million after-tax, or $.18 per diluted share) and $801 million ($526 million after-tax or $.19 per diluted share), respectively. Other charges and special items for the three and six months ended June 30, 2000 include the cost of disposing or abandoning redundant assets, discontinued system development projects in connection with the merger, regulatory settlements and other asset write-downs.


EXTRAORDINARY ITEM

Results for the six months ended June 30, 2000 include the retirement in the first quarter of 2000 of $128 million of debt prior to the stated maturity date, resulting in a one-time, pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Impact of SAB No. 101

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. The impact to Verizon pertains to the deferral of certain non-recurring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. Results for the six months ended June 30, 2000 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $40 million after-tax (or $.01 per diluted share) in the first quarter of 2000.

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the related SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. Results for the six months ended June 30, 2001 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $182 million (or $.07 per diluted share) in the first quarter of 2001. This cumulative effect charge primarily relates to the change in the fair value of the MFN debt conversion option prior to January 1, 2001.


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

Special items affected our segments as follows:

(Dollars in Millions)     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
---------------------     ---------------------------      -------------------------
                             2001            2000            2001            2000
                             ----            ----            ----            ----
DOMESTIC TELECOM
Reported net income         $ 1,204         $ 1,290         $ 2,485         $ 2,839
Special items                   157              88             226            (199)
                            -------         -------         -------         -------
Adjusted net income         $ 1,361         $ 1,378         $ 2,711         $ 2,640
                            =======         =======         =======         =======
DOMESTIC WIRELESS
Reported net income         $   137         $   548         $   216         $   678
Special items                    14            (457)             33            (458)
                            -------         -------         -------         -------
Adjusted net income         $   151         $    91         $   249         $   220
                            =======         =======         =======         =======
INTERNATIONAL
Reported net income         $(1,506)        $ 2,064         $(1,296)        $ 2,195
Special items                 1,749          (1,909)          1,749          (1,869)
                            -------         -------         -------         -------
Adjusted net income         $   243         $   155         $   453         $   326
                            =======         =======         =======         =======
INFORMATION SERVICES
Reported net income         $   293         $   219         $   502         $   419
Special items                     5             110               8             108
                            -------         -------         -------         -------
Adjusted net income         $   298         $   329         $   510         $   527
                            =======         =======         =======         =======
CORPORATE AND OTHER
Reported net income         $(1,149)        $   783         $(1,356)        $   288
Special items                 1,197            (770)          1,490            (131)
                            -------         -------         -------         -------
Adjusted net income         $    48         $    13         $   134         $   157
                            =======         =======         =======         =======

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

(Dollars in Millions)                       THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
---------------------                       ---------------------------                   -------------------------
                                               2001            2000         % CHANGE         2001           2000      % CHANGE
                                               ----            ----         --------         ----           ----      --------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Local services                                $ 5,545        $  5,537         0.1%         $11,165        $10,967        1.8%
Network access services                         3,399           3,297         3.1            6,691          6,527        2.5
Long distance services                            758             779        (2.7)           1,520          1,583       (4.0)
Other services                                  1,251           1,303        (4.0)           2,497          2,455        1.7
                                              -------        --------                      -------        -------
                                               10,953          10,916         0.3           21,873         21,532        1.6
                                              -------        --------                      -------        -------
OPERATING EXPENSES
Operations and support                          5,904           6,118        (3.5)          11,861         12,129       (2.2)
Depreciation and amortization                   2,344           2,155         8.8            4,627          4,256        8.7
                                              -------        --------                      -------        -------
                                                8,248           8,273        (0.3)          16,488         16,385        0.6
                                              -------        --------                      -------        -------
OPERATING INCOME                              $ 2,705        $  2,643         2.3          $ 5,385        $ 5,147        4.6
                                              =======        ========                      =======        =======
ADJUSTED NET INCOME                           $ 1,361        $  1,378        (1.2)         $ 2,711        $ 2,640        2.7

HIGHLIGHTS

Domestic Telecom's adjusted operating income grew 2.3% for the second quarter of 2001 and 4.6% for the first half of 2001. Adjusted results for the second quarter of 2001 reflect revenue growth of 0.3% and a reduction in operating costs of 0.3%, while year-to-date results include revenue growth of 1.6% and a slight increase in operating costs of 0.6%. The modest revenue growth in the first half of 2001 reflects the impact of a slowing U.S. economy and weakening demand for basic wireline services and we expect these factors to impact the revenue growth of our Domestic Telecom business in 2001.

Our revenue growth was sustained by strong demand for our data transport and long distance services. Data transport revenues, which include our high-bandwidth, packet-switched and special access services, as well as Digital Subscriber Line (DSL) services, grew nearly 25% over the second quarter of 2000 and more than 27% year-to-date. We ended the second quarter of 2001 with data circuits in service equivalent to 63 million voice-grade access lines, up 53.0% from the same period in 2000. Our interLATA long distance business also showed strong growth in the first half of 2001, fueled by the introduction of interLATA long distance service in the state of Massachusetts in late April 2001. We ended the second quarter of 2001 with 6.0 million long distance customers nationwide, an increase of 1.9 million new customers, or 47.2%, over the second quarter of 2000. Our revenues were negatively affected by federal and state regulatory price reductions of approximately $230 million in the second quarter of 2001 and approximately $480 million in the first six months of 2001, primarily affecting our network access revenues.

Lower employee costs, effective cost-control management and merger-related expense savings and other cost reductions, partially offset by increased costs associated with our growth businesses such as long distance and data services, contributed to lower operations and support expenses of 3.5% and 2.2% in the second quarter and first half of 2001, respectively.

These and other items affecting Domestic Telecom's adjusted results of operations for the three and six months ended June 30, 2001 and 2000 are discussed in the following section.


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

Growth in local service revenues of $8 million, or 0.1%, and $198 million, or 1.8%, in the second quarter and first six months of 2001, respectively, reflect higher payments received from competitive local exchange carriers for interconnection of their networks with our network and solid demand for our value-added services as a result of new packaging of services.

These factors were substantially offset by the effects of lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our switched access lines in service declined 0.4% from June 30, 2000, primarily reflecting the impact of an economic slowdown. In addition, technology substitution is increasing, as more customers are choosing wireless and Internet services over certain basic wireline services.

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

Our network access revenues grew $102 million, or 3.1%, and $164 million, or 2.5%, in the second quarter and first six months of 2001, respectively, compared to the same periods in 2000. This growth was mainly attributable to higher customer demand, primarily for special access services (including DSL) that grew approximately 28% over the second quarter of 2000 and 30% year-to-date. Special access revenue growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

Volume-related growth was largely offset by price reductions of approximately $173 million and $359 million for the three and six months ended June 30, 2001, respectively. These price reductions are associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our telephone operations with respect to certain intrastate rates and services and certain other matters. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments, which became effective in August 2000, our telephone operations in 19 states and the District of Columbia reached the $0.0055 benchmark. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan.

The impact of the slowing economy also affected network access revenues in the first half of 2001, as reflected by a decline in minutes of use and a reduction in switched access lines in service.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues declined $21 million, or 2.7%, in the second quarter of 2001 and $63 million, or 4.0%, in the first half of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. These reductions were partially offset by revenue growth from our interLATA long distance services offered throughout the region, including substantial customer win-backs resulting from the introduction of interLATA long distance services in New York in January 2000 and in Massachusetts in late April 2001.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (pay) telephone and customer premises equipment services. Other services revenues also include services provided by most of our non-regulated subsidiaries such as inventory management and purchasing, Internet access, and data solutions and systems integration businesses.

Revenues from other services declined $52 million, or 4.0%, in the second quarter of 2001 and increased $42 million, or 1.7%, in the first six months of 2001, compared to the same periods last year. Both periods reflect a decline in public telephone revenues, as more customers substituted wireless communications for pay phone services. The second quarter of 2001 also included lower billing and collection revenues, reflecting the take-back of these services by interexchange carriers and lower data solutions and systems integration revenues due to slower demand resulting from the downturn of the economy. These revenue reductions were partially offset in the second quarter of 2001 and more than offset in the first half of 2001 by higher revenues from other non-regulated services.

OPERATING EXPENSES

Operations and Support

Operations and support, which consists of employee costs and other operating expenses, decreased by $214 million, or 3.5%, in the second quarter of 2001 and by $268 million, or 2.2%, year-to-date principally due to lower costs at our telephone operations. These reductions were largely attributable to lower employee costs, primarily due to reduced employee overtime for repair and maintenance activity as a result of improved productivity and reduced volumes at our dispatch and call centers. Operating costs have also decreased due to business integration activities and achievement of merger synergies. Other effective cost containment measures, including lower spending by non-strategic businesses and declining workforce levels and associated employee costs, also contributed to cost reductions in both periods.

These cost reductions were partially offset by higher costs associated with our growth businesses such as long distance and data services.

Depreciation and Amortization

Depreciation and amortization expense increased by $189 million, or 8.8%, in the second quarter of 2001 and $371 million, or 8.7%, in the first six months of 2001, compared to the same periods in 2000. These expense increases were principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

DOMESTIC WIRELESS

Our Domestic Wireless segment provides cellular, personal communications services (PCS) and paging services and equipment sales. This segment primarily represents the operations of Verizon Wireless, a joint venture combining our merged wireless properties with the U.S. properties and paging assets of Vodafone Group plc (Vodafone), including the consolidation of PrimeCo Communications (PrimeCo). The formation of Verizon Wireless occurred in April 2000. Verizon owns a 55% interest in the joint venture and Vodafone owns the remaining 45%. The 2001 financial results included in the table below reflect the combined results of Verizon Wireless. The period prior to the formation of Verizon Wireless is reported on a historical basis, and therefore, does not reflect the contribution of the Vodafone properties and the consolidation of PrimeCo. In addition, the financial results of several overlap properties were included in Domestic Wireless's results through June 30, 2000.

                                                THREE MONTHS ENDED                              SIX MONTHS ENDED
(Dollars in Millions)                                 JUNE 30,                                     JUNE 30,
---------------------                         -----------------------                       -----------------------
                                                2001            2000         % CHANGE         2001            2000        % CHANGE
                                                ----            ----         --------         ----            ----        --------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Wireless services                             $ 4,383         $ 3,952          10.9%        $ 8,429         $ 6,116          37.8%
                                              -------         -------                       -------         -------

OPERATING EXPENSES
Operations and support                          2,817           2,633           7.0           5,454           4,117          32.5
Depreciation and amortization                     887             877           1.1           1,806           1,199          50.6
                                              -------         -------                       -------         -------
                                                3,704           3,510           5.5           7,260           5,316          36.6
                                              -------         -------                       -------         -------
OPERATING INCOME                              $   679         $   442          53.6         $ 1,169         $   800          46.1
                                              =======         =======                       =======         =======
MINORITY INTEREST                             $  (232)        $  (120)         93.3         $  (387)        $  (151)        156.3
ADJUSTED NET INCOME                           $   151         $    91          65.9         $   249         $   220          13.2


OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew by $431 million, or 10.9%, in the second quarter of 2001 and $2.3 billion, or 37.8% in the first six months of 2001 compared to the similar periods in 2000. By including the revenues of the properties of the wireless joint venture and excluding the impact of wireless overlap properties on a basis comparable with the second quarter and first six months of 2001, revenues were $590 million, or 15.6%, and $1.2 billion, or 16.4%, higher than the similar periods of 2000. On this comparable basis, revenue growth was largely attributable to customer additions and higher revenue per customer per month. Our domestic wireless customer base grew to 27.9 million customers in the second quarter of 2001, compared to 24.8 million customers in the second quarter of 2000, an increase of 12.7%. In the first quarter of 2001, we removed approximately 900,000 non-revenue producing customers as a result of a customer base assessment performed as part of the merger integration process. Prior period subscribers reflect the impact from the subscriber base adjustment allocable to the prior period. The company's strong subscriber growth and financial performance resulted from a number of initiatives during the quarter, including the company's launch of its store-within-a-store at 4,400 RadioShack locations, the introduction of its Worry Free Guarantee for customers, nationwide promotions and its new digital prepay product. In addition, on June 30, 2001, approximately 18 million customers were using digital service, representing 64% of total subscribers.


OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $184 million, or 7.0%, in the second quarter of 2001 and $1.3 billion, or 32.5%, in the first six months of 2001. By including the expenses of the properties of the wireless joint venture and excluding the impact of wireless overlap properties on a basis comparable with the second quarter and first six months of 2001, operations and support expenses were $349 million, or 14.1%, and $707 million, or 14.9% higher than the similar periods of 2000. On this comparable basis, higher costs were also attributable to the significant growth in the subscriber base described above, as well as the continuing migration of analog customers to digital.

Depreciation and Amortization

Depreciation and amortization expense increased by $10 million, or 1.1%, in the second quarter of 2001 and $607 million or 50.6% in the first six months of 2001 as compared to the same periods in 2000. The year to date increase was mainly attributable to the formation of the wireless joint venture in the second quarter of 2000. Adjusting for the wireless joint venture in a manner similar to operations and support expenses above, depreciation and amortization increased $31 million, or 3.6%, in the second quarter of 2001 and $128 million, or 7.6%, in the first six months of 2001 compared to the similar periods of 2000. On this comparable basis, capital expenditures for our cellular network have increased in 2001 to support increased demand in all markets, partially offset by lower amortization expense in the second quarter of 2001.

MINORITY INTEREST

The increase in minority interest in the second quarter of 2001 is primarily driven by higher earnings. The significant increases in minority interest for the first half of 2001 were principally due to the formation of the wireless joint venture at the beginning of the second quarter of 2000 and the significant minority interest attributable to Vodafone.


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


                                              THREE MONTHS ENDED                           SIX MONTHS ENDED
(Dollars in Millions)                               JUNE 30,                                   JUNE 30,
---------------------                        ---------------------                       ---------------------
                                              2001           2000        % CHANGE         2001           2000        % CHANGE
                                              ----           ----        --------         ----           ----        --------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Wireline and other                           $  243         $  175         38.9%         $  452         $  355         27.3%
Wireless                                        355            296         19.9             673            573         17.5
                                             ------         ------                       ------         ------
                                                598            471         27.0           1,125            928         21.2
                                             ------         ------                       ------         ------

OPERATING EXPENSES
Operations and support                          432            288         50.0             816            616         32.5
Depreciation and amortization                   114             83         37.3             219            164         33.5
                                             ------         ------                       ------         ------
                                                546            371         47.2           1,035            780         32.7
                                             ------         ------                       ------         ------
OPERATING INCOME                             $   52         $  100        (48.0)         $   90         $  148        (39.2)
                                             ======         ======                       ======         ======
EQUITY IN INCOME FROM UNCONSOLIDATED
  BUSINESSES                                 $  266         $  128        107.8          $  483         $  300         61.0
ADJUSTED NET INCOME                          $  243         $  155         56.8          $  453         $  326         39.0


The revenues and operating expenses for the International segment exclude QuebecTel, which was deconsolidated in the second quarter of 2000. QuebecTel's net results for all periods are included in Equity in Income from Unconsolidated Businesses.

OPERATING REVENUES

Revenues earned from our international businesses grew by $127 million, or 27.0%, in the second quarter of 2001 and $197 million, or 21.2% in the first six months of 2001 as compared to the same periods in 2000. The increase in revenues is primarily due to an increase in wireless subscribers and wireline access lines of the consolidated subsidiaries and the results of CTI's Buenos Aires PCS operations, which commenced commercial operations in the second quarter of 2000. In addition, revenues for the three and six months ended June 30, 2001 were generated by the Verizon Global Solutions Inc. (GSI) network which began its switching operations in the first quarter of 2001 and continued its expansion into the second quarter of 2001.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased $144 million, or 50.0%, in the second quarter of 2001 and increased $200 million, or 32.5%, in the first six months of 2001 as compared to the same periods in 2000. The increase was driven primarily by variable costs associated with the increased revenues and the start-up of CTI's Buenos Aires PCS operations and GSI's operations.

Depreciation and Amortization

Depreciation and amortization expense increased $31 million, or 37.3%, for the second quarter of 2001 and $55 million, or 33.5%, for the first six months of 2001 as compared to the same periods in 2000. This increase is attributable to the ongoing network capital expenditures necessary to support the increased subscriber base.

EQUITY IN INCOME FROM UNCONSOLIDATED BUSINESSES

Equity in income from unconsolidated businesses increased $138 million, or 107.8%, in the second quarter of 2001 and $183 million, or 61.0%, in the first six months of 2001 compared to the similar periods in 2000. The increase is primarily due to improved operational growth at Omnitel Pronto Italia S.p.A and dividends received in the current year from C&W, compared to equity losses in the prior year periods relating to CWC. These increases were partially offset by lower income from our Canadian investments due primarily to TELUS's investment in Clearnet Communications Inc. in the third quarter of 2000 and a reduction in dividends received from Telecom Corporation of New Zealand Limited.

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.

                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
 (Dollars in Millions)                             JUNE 30,                                   JUNE 30,
                                              2001           2000       % CHANGE         2001          2000        % CHANGE
                                              ----           ----       --------         ----          ----        --------
RESULTS OF OPERATIONS - ADJUSTED BASIS

OPERATING REVENUES
Information services                       $     984      $   1,056       (6.8)%      $   1,773      $   1,835       (3.4)%
                                           ---------      ---------                   ---------      ---------
OPERATING EXPENSES
Operations and support                           453            475       (4.6)             869            909       (4.4)
Depreciation and amortization                     20             20         --               41             39        5.1
                                           ---------      ---------                   ---------      ---------
                                                 473            495       (4.4)             910            948       (4.0)
                                           ---------      ---------                   ---------      ---------
OPERATING INCOME                           $     511      $     561       (8.9)       $     863      $     887       (2.7)
                                           =========      =========                   =========      =========
ADJUSTED NET INCOME                        $     298      $     329       (9.4)       $     510      $     527       (3.2)


OPERATING REVENUES

Operating revenues from our Information Services segment declined by $72 million, or 6.8%, in the second quarter of 2001 and $62 million, or 3.4%, in the first six months of 2001 compared to the same periods in 2000. The decrease was primarily generated by the delayed publication of several large directories and lower affiliate transactions.


OPERATING EXPENSES

Total operating expenses for the second quarter of 2001 decreased $22 million, or 4.4%, and $38 million, or 4.0%, in the first six months of 2001 from the corresponding periods in 2000. These decreases were primarily attributable to a reduction in operations and support expenses from our ongoing cost containment efforts to reduce directory publishing expenses and lower costs associated with the delayed publication of several large directories mentioned above.


NONOPERATING ITEMS

(Dollars in Millions)                   THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                            2001         2000        % CHANGE        2001          2000         % CHANGE
                                            ----         ----        --------        ----          ----         --------
OTHER INCOME AND (EXPENSE), NET
Interest Income                           $    62      $    58           6.9%       $   115      $   126          (8.7)%
Foreign exchange gains (losses), net           41          (32)       (228.1)            40          (21)       (290.5)
Other, net                                     11          (14)       (178.6)            29          (15)       (293.3)
                                          -------      --------                     -------      --------
Total                                     $   114      $    12            --        $   184      $    90         104.4
                                          =======      ========                     =======      ========

The changes in other income and expense in the three and six months ended June 30, 2001, compared to the same periods in 2000, were primarily due to changes in interest income and foreign exchange gains and losses. We recorded additional interest income in the first six months of 2000 in connection with the settlement of a tax-related matter. Foreign exchange gains were affected primarily by our Iusacell subsidiary, which uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

(Dollars in Millions)                    THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                             2001          2000         % CHANGE       2001           2000       % CHANGE
                                             ----          ----         --------       ----           ----       --------
INTEREST EXPENSE
Interest expense                           $   909       $   915          (0.7)%      $ 1,830       $ 1,689          8.3%
Capitalized interest costs                      93            52          78.8            177            97         82.5
                                           -------       -------                      -------       -------
Total interest costs on debt balances      $ 1,002       $   967           3.6        $ 2,007       $ 1,786         12.4
                                           =======       =======                      =======       =======
Average debt outstanding                   $63,879       $52,999          20.5        $61,622       $51,029         20.8
Effective interest rate                        6.3%          7.3%                         6.5%          7.0%

The increase in interest costs for the three and six months ended June 30, 2001, compared to the same periods in 2000, were principally attributable to higher average debt levels partially offset by lower interest rates. The increase in debt levels was mainly the result of the debt assumed by Verizon Wireless in connection with the formation of Verizon Wireless, anticipated payments for FCC licenses (see "Other Factors That May Affect Future Results") and higher capital expenditures primarily in our Domestic Telecom and Domestic Wireless segments.



(Dollars in Millions)     THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                          2001            2000    % CHANGE          2001       2000     % CHANGE
                          ----            ----    --------          ----       ----     --------
MINORITY INTEREST         $209              $9          --          $307        $35           --

The increase in minority interest during the second quarter of 2001 compared to the prior year period is due to higher earnings at Verizon Wireless. The year-to-date variance is primarily driven by the formation of Verizon Wireless at the beginning of the second quarter of 2000.

                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       2001           2000           2001       2000
                                       ----           ----           ----       ----
EFFECTIVE INCOME TAX RATES           (12.9)%          39.4%          60.5%      39.0%

The effective income tax rate is the provision for income taxes as a percentage of income (loss) before the provision for income taxes. Our effective income tax rate for the three- and six-month periods ended June 30, 2001 are not consistent with the same periods last year primarily because tax benefits were not available on some of the losses resulting from the other than temporary decline in market value of several of our marketable securities.


CONSOLIDATED FINANCIAL CONDITION

(Dollars in Millions)                                       SIX MONTHS ENDED JUNE 30,
                                                           2001                 2000         $ CHANGE
                                                           ----                 ----         --------
CASH FLOWS PROVIDED BY (USED IN)
Operating activities                                     $  7,658             $ 8,329        $  (671)
Investing activities                                      (10,875)             (7,595)        (3,280)
Financing activities                                        5,076              (1,421)         6,497
                                                         --------             -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $  1,859             $  (687)       $ 2,546
                                                         ========             =======        =======

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends and invest in new businesses. While current liabilities exceeded current assets at June 30, 2001, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities (including the purchase of wireless licenses obtained in the recent FCC auction, see "Other Factors That May Affect Future Results") or to maintain our capital structure to ensure our financial flexibility.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Cash generated from operations continued to be one of our primary sources of funds. The decrease in cash from operations compared to the first half of 2000 primarily reflects an increase in working capital requirements, partially offset by improved results of operations.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continued to be our primary use of capital resources. We invested $6,406 million in our Domestic Telecom business in the first half of 2001, compared to $5,594 million in the first half of 2000 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $2,372 million in our Domestic Wireless businesses in the first half of 2001, compared to $1,386 million during the same period last year. The increase in 2001 is primarily due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless in April 2000, as well as increased capital spending in existing Bell Atlantic and GTE wireless properties. We expect total capital expenditures in 2001 to be approximately $17.5 billion.

We invested $2,212 million in acquisitions and investments in businesses during the first six months of 2001, including $1,625 million for wireless licenses obtained in the recent FCC auction and $410 million for additional wireless spectrum purchased from another telecommunications carrier. In the first six months of 2000, we invested $1,132 million in acquisitions and investments in businesses, including approximately $715 million in the equity of MFN and $205 million in wireless properties. During the first half of 2000, we also invested $975 million in subordinated convertible notes of MFN.

In the first half of 2000, we received cash proceeds of $1,899 million, including $1,433 million from the sale of non-strategic access lines and $144 million from the sale of CyberTrust.

The net change in short-term investments in 2001 includes the maturity of a $375 million short-term investment and other, net investing activities include loans to Genuity of $750 million.


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

The net cash proceeds from increases in our total debt from December 31, 2000 of $7,269 million was primarily due to the issuance of $7.0 billion of long-term debt by Verizon Global Funding, partially offset by net repayments of $589 million of commercial paper and other short-term borrowings by Verizon Global Funding and by $617 million of maturities of other corporate long-term debt. In addition, Verizon Wireless issued $580 million of long-term debt and Domestic Telecom incurred $298 million of long-term debt, issued $1.2 billion of net short-term debt and retired $570 million of long-term debt.

The $1,689 million increase in our total debt during the first half of 2000 was primarily due to the issuances of $893 million of medium term notes, $757 million of financing transactions of cellular assets and $386 million of new wireless long-term bank debt, partially offset by repayments of short term debt. Our debt ratio was 65.0% as of June 30, 2001, compared to 61.0% as of June 30, 2000.

As of June 30, 2001, we had in excess of $7.9 billion of unused bank lines of credit and $5.1 billion in bank borrowings outstanding. As of June 30, 2001, our telephone and financing subsidiaries had shelf registrations for the issuance of up to $7.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in April 2001, Moody's Investors Service (Moody's) revised our credit rating outlook from stable to negative. Moody's cited concern about our ability to complete an initial public offering (IPO) of Verizon Wireless in a timely fashion in order to pay for the anticipated FCC spectrum auction purchases of $8.8 billion. A delay in the IPO would require us to issue debt to cover these purchases. See "Other Factors That May Affect Future Results." A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the SEC. The notes may be issued from time to time by Verizon Global Funding, and will have the benefit of a support agreement between Verizon Global Funding and us. There have been no notes issued under this program.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first and second quarters of 2001, we announced a quarterly cash dividend of $.385 per share. In the first quarter of 2000, we announced a quarterly cash dividend of $.385 per share; and in the second quarter of 2000, we announced two separate prorata dividends to ensure that the respective shareowners of Bell Atlantic and GTE received dividends at an appropriate rate.


INCREASE IN CASH AND CASH EQUIVALENTS

Our cash and cash equivalents at June 30, 2001 totaled $2,616 million, an increase of $1,859 million compared to December 31, 2000. This increase in cash is primarily related to the anticipated payments for FCC licenses (see "Other Factors That May Affect Future Results").


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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and protecting against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risks associated with the exchangeable notes discussed below.


EXCHANGEABLE NOTES

In 1998, we issued exchangeable notes as described in Note 9 to the condensed consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment - Financial Instruments." These financial instruments expose us to market risk, including:

- Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

- Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

-    Interest rate risk, because the notes carry fixed interest rates.

Periodically, equity price or foreign exchange rate movements may require us to mark-to-market the exchangeable note liability to reflect the increase or decrease in the current share price compared to the established exchange price, resulting in a charge or credit to income. The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the underlying share prices of the Telecom Corporation of New Zealand Limited (TCNZ), C&W and NTL stock.

- At June 30, 2001, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. The C&W and NTL notes of $3,180 million are exchangeable into 128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

- For each $1 increase in the value of the TCNZ shares above the exchange price, our pretax earnings would be reduced by approximately $55 million. Assuming the aggregate value of the C&W and NTL stocks exceeds the value of the debt liability, each $1 increase in the value of the C&W shares (expressed as American Depositary Receipts) or NTL shares would reduce our pretax earnings by approximately $43 million or $24 million, respectively. A subsequent decrease in the value of these shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings.

- Our cash flows would not be affected by mark-to-market activity relating to the exchangeable notes.

- If we decide to deliver shares in exchange for the notes, the exchangeable note liability (including any mark-to-market adjustments) will be eliminated and the investment will be reduced by the fair market value of the related number of shares delivered. Upon settlement, the excess of the liability over the book value of the related shares delivered will be recorded as a gain. We also have the option to settle these liabilities with cash upon exchange.


EQUITY RISK

We also have equity price risk associated with our cost investments, primarily in common stocks, and equity price sensitive derivatives and derivatives embedded in other financial instruments that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $2,983 million at June 30, 2001.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $255 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $242 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated statement of changes in shareowners' investment under SFAS No. 115. Our equity price sensitive derivatives and embedded derivatives (primarily a MFN conversion option and several long-term call options on our common stock) (see Note 8 - Accounting Change - Derivative Financial Instruments) do not qualify for hedge accounting under SFAS No. 133. As such, a change of approximately $13 million in the fair value of our equity price sensitive derivatives and embedded derivatives would be recognized in our condensed consolidated balance sheets and in current earnings in mark-to-market adjustment.

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Prior to the second quarter of 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, in June 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) primarily relating to our investments in C&W, NTL and MFN. We determined, through the evaluations described above, that market value declines in these investments were considered other than temporary.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

On July 31, 2001 and August 2, 2001, we filed Current Reports on Form 8-K announcing our second quarter financial results and supplemental information about our revised 2001 earnings guidance.


BELL ATLANTIC-GTE MERGER

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


RECENT DEVELOPMENTS


VERIZON WIRELESS
FCC Auctions

Verizon Wireless was the winning bidder for 113 licenses in the FCC's auction of
1.9 GHz spectrum, which concluded in January 2001. These licenses would add capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Washington, D.C., Seattle and San Francisco. The total price of these licenses was approximately $8.8 billion, $1.8 billion of which has already been paid and the balance of which will be paid when the FCC requires payment.

There were no legal challenges to Verizon Wireless's qualifications to acquire these licenses. However, most of the licenses that were auctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc., which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. In a decision on June 22, 2001, the U.S. court of appeals ruled that the FCC was not allowed to repossess the NextWave licenses. The FCC has announced that it intends to appeal the U.S. appeals court decision to the U.S. Supreme Court. If the licenses must be returned, the FCC has stated that it will refund to winning bidders any amounts that they may have paid, without interest. Nearly all of Verizon Wireless's $8.8 billion license cost relates to licenses subject to NextWave's appeal.


Timing of Initial Public Offering

In late 2000, we announced that Verizon Wireless would defer its planned IPO of common stock. We have periodically reiterated that the IPO will occur when market conditions are favorable.


Price Communications Wireless

During the fourth quarter of 2000, Verizon Wireless agreed to acquire the wireless business of Price Communications for $1.5 billion in Verizon Wireless stock and the repayment by Verizon Wireless of $550 million in net debt. The transaction was conditioned upon completion of a Verizon Wireless IPO by September 30, 2001. Since we have disclosed that the IPO cannot be completed by September 30, 2001, we have begun discussions with Price Communications to explore alternative forms of consideration and other terms for an acquisition of the wireless business of Price Communications.


POTENTIAL SALE OF ACCESS LINES

We are currently exploring the sale of 1.2 million access lines in Alabama, Kentucky and Missouri.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

We now have authority to offer in-region long distance service in three states in the former Bell Atlantic territory. In addition to the New York order released in December 1999, on April 16, 2001 and July 23, 2001, the FCC released orders approving our applications for permission to enter the in-region long distance market in Massachusetts and Connecticut, respectively. Several parties have appealed the Massachusetts order to the U.S. Court of Appeals. On July 25, 2001, the court denied their request for a stay of the FCC's Massachusetts order pending the appeal.

On June 21, 2001, we filed an application with the FCC for approval to offer in-region long distance in Pennsylvania. Under the terms of the Telecommunications Act of 1996 (the Telecommunications Act), the FCC is required to act on our application no later than September 19, 2001.

In addition, on July 25, 2001 and July 31, 2001, we filed state applications for support of our anticipated applications with the FCC for permission to enter the in-region long distance market in Rhode Island and New Hampshire. In support of these applications, the accounting and consulting firm KPMG conducted a review comparing operations support systems (OSS) in Rhode Island to those in Massachusetts and PricewaterhouseCoopers LLP is doing the same for the remaining New England states of Vermont, New Hampshire and Maine. KPMG is also nearing completion of a comprehensive assessment of our OSS in New Jersey. Once that assessment is complete we expect to file for state support of our anticipated application with the FCC for permission to enter the in-region long distance market in New Jersey.


FCC REGULATION AND INTERSTATE RATES
Universal Service

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. On July 31, 2001, the U.
S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for state universal service mechanisms.


Compensation for Internet Traffic

In March 2000, the U. S. Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

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


STATE REGULATION
Verizon Virginia

On June 26, 2001, the Virginia State Corporation Commission rejected a petition by competing carriers to order a retail/wholesale structural separation of Verizon Virginia.

OTHER MATTERS
RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in our investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

- materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

-    material changes in available technology;

- an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

- the final outcome of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network elements and resale rates;

- the extent, timing, success and overall effects of competition from others in the local telephone and toll service markets;

- the timing and profitability of our entry into the in-region long distance market;

- our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings;

-    the profitability of our entry into the broadband access market;

- the ability of Verizon Wireless to combine operations, achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources;

- our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability; and

- changes in our accounting assumptions that may be required by regulatory agencies, including the SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2001 Annual Meeting of Shareholders was held on April 25, 2001. At the meeting, the following items were submitted to a vote of shareholders. (a) The following nominees were elected to serve on the Board of Directors:

     Name of Nominee                    Votes Cast For            Votes Withheld
     -------------------                --------------            --------------
     James R. Barker                     2,108,794,467               53,380,914
     Edward H. Budd                      2,107,519,900               54,655,481
     Richard L. Carrion                  2,110,133,231               52,042,150
     Robert F. Daniell                   2,107,520,191               54,655,190
     Helene L. Kaplan                    2,073,494,907               88,680,474
     Charles R. Lee                      2,104,429,700               57,745,681
     Sandra O. Moose                     2,081,382,018               80,793,363
     Joseph Neubauer                     2,083,011,508               79,163,873
     Thomas H. O'Brien                   2,109,170,210               53,005,171
     Russell E. Palmer                   2,108,553,598               53,621,783
     Hugh B. Price                       2,083,513,192               78,662,189
     Ivan G. Seidenberg                  2,105,869,919               56,305,462
     Walter V. Shipley                   2,108,284,553               53,890,828
     John W. Snow                        2,082,717,438               79,457,943
     John R. Stafford                    2,108,077,647               54,097,734
     Robert D. Storey                    2,077,788,901               84,386,480

(b) The appointment of Ernst and Young LLP as independent accountants for 2001 was ratified with 2,113,861,117 votes for, 30,499,820 votes against, and 17,814,444 abstentions.

(c) A management proposal regarding approval of Verizon Communications Inc. Long-Term Incentive Plan was ratified with 1,418,698,501 votes for, 300,250,940 votes against, 35,586,315 abstentions and 407,639,625 broker non-votes.

(d) A management proposal regarding approval of Verizon Communications Inc. Short-Term Incentive Plan was ratified with 1,872,479,151 votes for, 251,204,706 against and 38,491,524 abstentions.

(e) A shareholder proposal regarding additional Director Nominees was defeated with 172,650,379 votes for, 1,529,318,945 votes against, 52,577,937 abstentions and 407,628,120 broker non-votes.

(f) A shareholder proposal regarding Executive Severance Agreements was defeated with 533,918,976 votes for, 1,155,560,575 votes against, 65,067,704 abstentions and 407,628,126 broker non-votes.

(g) A shareholder proposal regarding composition of the Board of Directors was defeated with 504,751,053 votes for, 1,178,661,058 votes against, 71,135,151 abstentions and 407,628,119 broker non-votes.

(h) A shareholder proposal regarding Calculation of Incentive Compensation was defeated with 318,957,589 votes for, 1,384,639,453 votes against, 50,943,214 abstentions and 407,635,125 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:



     A Current Report on Form 8-K, dated April 24, 2001, was filed regarding our first quarter 2001 financial results.

     A Current Report on Form 8-K, dated May 9, 2001, was filed regarding our sale of zero-coupon convertible notes due 2021. It also included a current ratio of earnings to fixed charges.

     A Current Report on Form 8-K, dated June 5, 2001, was filed summarizing forward-looking information presented in an analyst meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VERIZON COMMUNICATIONS INC.

Date: August 14, 2001                By /s/ Lawrence R. Whitman
                                        --------------------------------------
                                          Lawrence R. Whitman
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)




UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.