Form 10-Q
period 2001-09-30
VERIZON COMMUNICATIONS INC
filed 2001-11-14
CIK 732712

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

                     For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to
                                                       -------    --------


                          Commission file number 1-8606

                           VERIZON COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                         23-2259884
     (STATE OF INCORPORATION)                              (I.R.S. EMPLOYER
                                                          IDENTIFICATION NO.)

     1095 AVENUE OF THE AMERICAS                                 10036
          NEW YORK, NEW YORK                                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                  REGISTRANT'S TELEPHONE NUMBER (212) 395-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ----

At September 30, 2001, 2,714,453,805 shares of the registrant's Common Stock were outstanding, after deducting 37,196,679 shares held in treasury.


================================================================================

TABLE OF CONTENTS


ITEM NO.

PART I. FINANCIAL INFORMATION                                                         PAGE
-------------------------------------------------------------------------------------------
1.    FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         Three and nine months ended September 30, 2001 and 2000                        1

         CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 2001 and December 31, 2000                                       2

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine months ended September 30, 2001 and 2000                                  3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                           4

2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                                            15

3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       35


PART II. OTHER INFORMATION
-------------------------------------------------------------------------------------------

6.    EXHIBITS AND REPORTS ON FORM 8-K                                                 36

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2001            2000             2001              2000
                                                               -------------    -------------    -------------    -------------
OPERATING REVENUES                                             $      17,004    $      16,533    $      50,179    $      47,834

Operations and support expense                                         9,925            9,605           28,937           29,205
Depreciation and amortization                                          3,402            3,213           10,162            9,030
Gains on sales of assets, net                                             --           (1,227)              (5)          (3,780)
                                                               -------------    -------------    -------------    -------------

OPERATING INCOME                                                       3,677            4,942           11,085           13,379
Equity in income (loss) from unconsolidated businesses                   142              271           (3,306)           3,784
Other income and (expense), net                                           84              128              268              218
Interest expense                                                        (797)            (914)          (2,627)          (2,603)
Minority interest                                                       (226)            (142)            (533)            (177)
Mark-to-market adjustment - financial instruments                        (13)             377             (166)             664
                                                               -------------    -------------    -------------    -------------
Income before provision for income taxes, extraordinary
   items and cumulative effect of change in accounting
   principle                                                           2,867            4,662            4,721           15,265
Provision for income taxes                                               984            2,022            2,105            6,157
                                                               -------------    -------------    -------------    -------------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            1,883            2,640            2,616            9,108
Extraordinary items, net of tax                                           (8)             826               (8)             817
Cumulative effect of change in accounting principle, net
   of tax                                                                 --               --             (182)             (40)
                                                               -------------    -------------    -------------    -------------
NET INCOME                                                             1,875            3,466            2,426            9,885
   Redemption of subsidiary preferred stock                               --               --               --               (8)
                                                               -------------    -------------    -------------    -------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS                     $       1,875    $       3,466    $       2,426    $       9,877
                                                               =============    =============    =============    =============
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary items and cumulative effect
   of change in accounting principle                           $         .69    $         .97    $         .97    $        3.35
Extraordinary items, net of tax                                           --              .31               --              .30
Cumulative effect of change in accounting principle,
   net of tax                                                             --               --             (.07)            (.01)
                                                               -------------    -------------    -------------    -------------
NET INCOME                                                     $         .69    $        1.28    $         .90    $        3.64
                                                               =============    =============    =============    =============
Weighted-average shares outstanding (in millions)                      2,712            2,708            2,708            2,717
                                                               =============    =============    =============    =============
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary items and cumulative
   effect of change in accounting principle                    $         .69    $         .97    $         .96    $        3.31
Extraordinary items, net of tax                                           --              .30               --              .30
Cumulative effect of change in accounting principle,
   net of tax                                                             --               --             (.07)            (.01)
                                                               -------------    -------------    -------------    -------------
NET INCOME                                                     $         .69    $        1.27    $         .89    $        3.60
                                                               =============    =============    =============    =============
Weighted-average shares outstanding - diluted
   (in millions)                                                       2,735            2,722            2,729            2,742
                                                               =============    =============    =============    =============
Dividends declared per common share                            $        .385    $        .385    $       1.155    $       1.155
                                                               =============    =============    =============    =============


See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries

 (Dollars in Millions, Except Per Share Amounts) (Unaudited)       SEPTEMBER 30,    DECEMBER 31,
                                                                       2001             2000
                                                                   -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents                                       $       1,365    $         757
   Short-term investments                                                    248            1,613
   Accounts receivable, net of allowances
     of $2,011 and $1,562                                                 13,726           14,010
   Inventories                                                             2,259            1,910
   Net assets held for sale                                                1,487              518
   Prepaid expenses and other                                              2,747            3,313
                                                                   -------------    -------------
Total current assets                                                      21,832           22,121
                                                                   -------------    -------------

Plant, property and equipment                                            166,312          158,957
   Less accumulated depreciation                                          93,415           89,453
                                                                   -------------    -------------
                                                                          72,897           69,504
                                                                   -------------    -------------
Investments in unconsolidated businesses                                  11,284           13,115
Intangible assets                                                         44,080           41,990
Other assets                                                              19,410           18,005
                                                                   -------------    -------------
Total assets                                                       $     169,503    $     164,735
                                                                   =============    =============


LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                   $      18,847    $      14,838
   Accounts payable and accrued liabilities                               11,945           13,965
   Other                                                                   5,450            5,433
                                                                   -------------    -------------
Total current liabilities                                                 36,242           34,236
                                                                   -------------    -------------
Long-term debt                                                            45,043           42,491
Employee benefit obligations                                              11,648           12,543
Deferred income taxes                                                     16,129           15,260
Other liabilities                                                          3,706            3,797

Minority interest                                                         21,899           21,830

Shareowners' investment
   Series preferred stock ($.10 par value; none issued)                       --               --
   Common stock ($.10 par value; 2,751,650,484
     shares issued in both periods)                                          275              275
   Contributed capital                                                    24,505           24,555
   Reinvested earnings                                                    13,968           14,667
   Accumulated other comprehensive loss                                   (1,832)          (2,176)
                                                                   -------------    -------------
                                                                          36,916           37,321
   Less common stock in treasury, at cost                                  1,277            1,861
   Less deferred compensation - employee stock
     ownership plans and other                                               803              882
                                                                   -------------    -------------
Total shareowners' investment                                             34,836           34,578
                                                                   -------------    -------------
Total liabilities and shareowners' investment                      $     169,503    $     164,735
                                                                   =============    =============



See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries

(Dollars in Millions) (Unaudited)                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2001             2000
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary items and cumulative effect of
   change in accounting principle                                                  $       2,616    $       9,108
Adjustments to reconcile income before extraordinary items
   and cumulative effect of change in accounting principle
   to net cash provided by operating activities:
      Depreciation and amortization                                                       10,162            9,030
      Gains on sales of assets, net                                                           (5)          (3,780)
      Mark-to-market adjustment - financial instruments                                      166             (664)
      Employee retirement benefits                                                        (1,610)          (2,585)
      Deferred income taxes                                                                  552            2,878
      Provision for uncollectible accounts                                                 1,374              945
      Equity in income (loss) from unconsolidated businesses                               3,306           (3,784)
      Changes in current assets and liabilities,
        net of effects from acquisition/disposition of businesses                         (3,469)             283
      Other, net                                                                               4              614
                                                                                   -------------    -------------
Net cash provided by operating activities                                                 13,096           12,045
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                     (12,477)         (11,880)
Acquisitions, net of cash acquired, and investments                                       (3,005)          (1,590)
Proceeds from disposition of businesses and assets                                           200            6,004
Investments in notes receivable                                                               --             (989)
Net change in short-term investments                                                       1,338              922
Other, net                                                                                (1,213)            (596)
                                                                                   -------------    -------------
Net cash used in investing activities                                                    (15,157)          (8,129)
                                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                         9,204            2,630
Repayments of long-term borrowings and capital lease obligations                          (2,003)          (4,865)
Increase (decrease) in short-term obligations, excluding current maturities               (1,436)           2,450
Dividends paid                                                                            (3,119)          (3,389)
Proceeds from sale of common stock                                                           436              415
Purchase of common stock for treasury                                                        (18)          (2,263)
Other, net                                                                                  (395)             (99)
                                                                                   -------------    -------------
Net cash provided by (used in) financing activities                                        2,669           (5,121)
                                                                                   -------------    -------------

Increase (decrease) in cash and cash equivalents                                             608           (1,205)
Cash and cash equivalents, beginning of period                                               757            2,033
                                                                                   -------------    -------------
Cash and cash equivalents, end of period                                           $       1,365    $         828
                                                                                   =============    =============




See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. The condensed consolidated financial statements for the nine months ended September 30, 2000 give retroactive effect to the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation
(GTE) on June 30, 2000, as required for business combinations using pooling-of-interests accounting.

These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2000.

We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in our investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

3. ACCOUNTING FOR THE IMPACT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

The terrorist attacks on September 11th resulted in considerable loss of life and property, as well as to exacerbate weakening economic conditions. Verizon was not spared any of these effects, given our significant operations in New York and Washington, D.C.

The primary financial statement impact of the September 11th terrorist attacks pertains to Verizon's plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex, and the associated service restoration efforts. Given the magnitude of the destruction in the area of the World Trade Center complex, a more refined estimate of total losses will not be available until a more comprehensive physical inspection of the plant and equipment, which is not yet fully accessible, can be completed. However, based on the limited information available as of the end of the current quarter, an estimate of equipment losses and costs incurred during the quarter associated with service disruption and restoration of $290 million was recorded.

Verizon's insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we accrued an insurance recovery of $150 million pertaining to the $290 million of losses described in the preceding paragraph, or $140 million net costs in operations and support expense in the condensed consolidated statements of income, and also reported by our Domestic Telecom segment. The costs and insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

4. NET ASSETS HELD FOR SALE

During the third quarter of 2001, the company announced that it was exploring the sale of approximately 1.2 million access lines in Alabama, Kentucky and Missouri, and during the quarter committed to sell those access lines. Consequently, as of September 30, 2001 the net assets pertaining to those access lines, principally plant, property and equipment, were classified in the condensed consolidated balance sheets as net assets held for sale. See Note 16 for additional information on agreements to sell these access lines.

5. MERGER CHARGES

Results for the nine months ended September 30, 2000 include charges associated with employee severance of $584 million ($371 million after-tax, or $.14 per diluted share) recorded in connection with the merger of Bell Atlantic and GTE during the second quarter of 2000. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The remaining severance liability as of September 30, 2001 is $288 million. Our results for the nine months ended September 30, 2000 also include a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share), recorded in the second quarter of 2000, for direct, incremental merger-related costs, including compensation, professional services and other direct costs. In addition, our results for the nine months ended September 30, 2000 include $385 million ($236 million after-tax, or $.09 per diluted share) for other actions in relation to the merger or other strategic decisions, recorded in the second quarter of 2000.

We expect to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs incurred through the third quarter of 2001 total $1,390 million. During the third quarter and for the first nine months of 2001, we incurred transition costs of $254 million and $696 million ($144 million and $394 million after taxes and minority interest, or $.05 and $.14 per diluted share), respectively. During the third quarter and for the first nine months of 2000, we incurred transition costs of $163 million and $335 million ($65 million and $112 million after taxes and minority interest, or $.02 and $.04 per diluted share), respectively.

6. GAINS ON SALES OF ASSETS, NET

During 2001 and 2000, we recognized net gains in operations related to sales of assets, impairments of assets held for sale and other charges, as follows:

(Dollars in Millions)             THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                                    2001                       2000                       2001                      2000
                             PRETAX      AFTER-TAX     PRETAX       AFTER-TAX     PRETAX      AFTER-TAX      PRETAX       AFTER-TAX
                           ----------   ----------   ----------    ----------    ----------   ----------   ----------    ----------
Wireline properties        $       --   $       --   $    1,781    $    1,085    $       --   $       --   $    2,859    $    1,740
Wireless properties                --           --           --            --             5            3        1,922         1,156
Other, net                         --           --         (554)         (609)           --           --       (1,001)         (910)
                           ----------   ----------   ----------    ----------    ----------   ----------   ----------    ----------
                           $       --   $       --   $    1,227    $      476    $        5   $        3   $    3,780    $    1,986
                           ==========   ==========   ==========    ==========    ==========   ==========   ==========    ==========


See Note 7 for a discussion of gains on sales of wireless overlap properties subsequent to the merger.

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

Wireless Overlap

A U.S. Department of Justice (DOJ) consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone Group plc and PrimeCo Personal Communications L.P. (PrimeCo) to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Bell Atlantic-GTE merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation (ALLTEL) that provided for the exchange of several former Bell Atlantic Mobile markets in Texas, New Mexico and Arizona for several of ALLTEL's wireless markets in Nevada and Iowa and cash. In a separate transaction entered into by GTE, in June 2000, we exchanged several former GTE markets in Florida, Alabama and Ohio, as well as an equity interest in South Carolina, for several ALLTEL interests in Pennsylvania, New York, Indiana and Illinois. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share).

As of September 30, 2001, we completed the sales of all overlap properties with the exception of the Chicago market. The sale of the Cincinnati market was completed during the second quarter of 2001. The pretax gain was $80 million ($48 million after-tax, or $.02 per diluted share). In addition, during the second quarter an agreement to sell the Chicago market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax, or $.02 per diluted share) related to the expected sale. The sale of the Chicago market is expected to close in the fourth quarter of 2001.

Other Transactions

During the third quarter of 2000, we recorded charges related to the write-down of certain impaired assets, determined based on expected future cash flows, and other charges of $554 million pretax ($609 million after-tax, or $.23 per diluted share).


(Dollars in Millions)                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
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

The real estate consolidation and other merger-related charges include the revaluation of assets and the accrual of costs to exit leased facilities that were in excess of our needs as the result of post-merger integration activities.

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

7. EXTRAORDINARY ITEMS

During the third quarter of 2001, we retired two debt issues totaling $228 million prior to the stated maturity dates, resulting in pretax extraordinary charges totaling $12 million ($8 million after-tax, or less than $.01 per diluted share).

During the third quarter of 2000, we completed the sales of certain service area conflicts prohibited by Federal Communications Commission (FCC) regulations which resulted in pretax gains totaling $1,374 million ($826 million after-tax, or $.30 per diluted share). Since the sales were required pursuant to the consent decree which enabled both the formation of Verizon Wireless and the closing of the merger, and occurred after the merger, the gains were recorded net of taxes as Extraordinary Items in the condensed consolidated statements of income. Results for the nine months ended September 30, 2000 also include the retirement in the first quarter of 2000 of $128 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

8. WIRELESS JOINT VENTURE

On April 3, 2000, Verizon and Vodafone Group plc consummated the previously announced agreement to combine U.S. wireless assets, including cellular, Personal Communications Services (PCS) and paging operations. We accounted for this transaction as a purchase business combination, and accordingly, began reporting the combined wireless operations prospectively in the second quarter of 2000.

9. INVESTMENTS

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

The following table shows certain summarized information related to our investments in marketable securities:

                                                                                 GROSS            GROSS
                                                                            UNREALIZED       UNREALIZED
(Dollars in Millions)                                          COST              GAINS           LOSSES        FAIR VALUE
---------------------                                      -------------   -------------    -------------    -------------
AT SEPTEMBER 30, 2001
Investments in unconsolidated businesses                   $       1,926   $         380    $        (679)   $       1,627
Other assets                                                         302              33               --              335
                                                           -------------   -------------    -------------    -------------
                                                           $       2,228   $         413    $        (679)   $       1,962
                                                           =============   =============    =============    =============
AT DECEMBER 31, 2000
Investments in unconsolidated businesses                   $       4,529   $         559    $      (1,542)   $       3,546
Other assets                                                       1,326              29             (241)           1,114
                                                           -------------   -------------    -------------    -------------
                                                           $       5,855   $         588    $      (1,783)   $       4,660
                                                           =============   =============    =============    =============

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

Prior to the second quarter of 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, in June 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) in Equity in Income (Loss) From Unconsolidated Businesses in the condensed consolidated statements of income primarily relating to our investments in Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Metromedia Fiber Network, Inc.
(MFN). We determined, through the evaluations described above, that market value declines in these investments at June 30, 2001 were considered other than temporary.

During the second quarter of 2000, we recognized a pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) related to the restructuring of our equity investment in Cable & Wireless Communications plc
(CWC). In exchange for our equity investment in CWC, we received shares of C&W and NTL.

At September 30, 2001, the unrealized gains on marketable securities relate primarily to our investment in Telecom Corporation of New Zealand Limited (TCNZ) and the unrealized losses relate primarily to our investments in NTL, C&W and MFN.

Other Securities

Prior to the merger of Bell Atlantic and GTE, we owned and consolidated Genuity Inc. (Genuity). In June 2000, as a condition of the merger, 90.5% of the voting equity of Genuity was issued in an initial public offering (IPO). We currently own 8.2% of the voting equity of Genuity, which contains a contingent conversion feature. The conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996. Verizon cannot currently exercise this conversion feature.

Genuity's revenues for the second quarter and first half of 2000 were $275 million and $529 million, respectively; its net losses were $153 million and $281 million, respectively. These periods preceded the IPO when Genuity was wholly owned by Verizon. Consequently, these revenues and losses were included in Verizon's consolidated results. Although no longer included in Verizon's consolidated results of operations as a result of the IPO, Genuity's revenues for the third quarter and first nine months of 2001 were $302 million and $905 million, respectively, its net losses were $300 million and $946 million, respectively. Revenues and net losses for the third quarter of 2000 were $308 million and $229 million, respectively.

10. ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

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

The ongoing effect of SFAS No. 133 on our consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended September 30, 2001, we recorded a charge to current earnings of $13 million and a loss of $14 million to other comprehensive income (loss). For the nine months ended September 30, 2001, we recorded a charge to current earnings of $166 million and a loss of $28 million to other comprehensive income (loss).

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

A net charge of $186 million related to the MFN conversion option was included as part of the cumulative effect of the accounting change recorded on January 1, 2001. A net charge of $13 million was recorded to mark-to-market adjustment for the three months ended September 30, 2001. A net charge of $162 million was recorded to mark-to-market adjustment for the nine months ended September 30, 2001.

11. DEBT

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

At September 30, 2001, the exchange price of the notes exchangeable into C&W and NTL shares exceeded the combined value of the share prices. Consequently, the notes were recorded at their amortized carrying value with no mark-to-market adjustments recorded in the third quarter or in the first nine months of 2001. At September 30, 2000, the decrease in the debt obligation since December 31, 1999 of $664 million ($431 million after-tax, or $.16 per diluted share) was recorded as an increase to income in the first nine months of 2000 and an increase to income of $377 million ($245 million after-tax, or $.09 per diluted share) in the third quarter of 2000. As of September 30, 2001, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

All of Verizon Global Funding's debt (including the TCNZ and the C&W and NTL exchangeable notes) have the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $19,810 million at September 30, 2001. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $67.1 billion at September 30, 2001.

Debt Issuances

In January 2001, Verizon Global Funding entered into a $1 billion five-year bank loan.

In February 2001, Verizon Global Funding issued $1 billion of 7.75% notes due 2030 at a premium, resulting in gross proceeds of approximately $1,070 million.

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

In August 2001, Verizon New England Inc., an indirect wholly owned subsidiary of Verizon Communications, issued $1 billion of 6 1/2% Series A debentures due 2011 at a discount, resulting in gross proceeds of approximately $993 million.

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

Changes in the components of other comprehensive income (loss) are as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in Millions)                                       2001             2000            2001            2000
                                                      ---------------   --------------  -------------   ---------------
NET INCOME                                               $    1,875       $    3,466      $    2,426      $    9,885
                                                         ----------       ----------      ----------      ----------
OTHER COMPREHENSIVE INCOME (LOSS), net of taxes

Foreign currency translation adjustments                       (413)             (28)            (65)           (191)
Unrealized gains (losses) on marketable securities             (713)          (1,266)            439          (1,064)
Unrealized derivative losses on cash flow hedges                (14)              --             (30)             --
Minimum pension liability adjustment                             --               --              --             (22)
                                                         ----------       ----------      ----------      ----------
                                                             (1,140)          (1,294)            344          (1,277)
                                                         ----------       ----------      ----------      ----------
TOTAL COMPREHENSIVE INCOME                               $      735       $    2,172      $    2,770      $    8,608
                                                         ==========       ==========      ==========      ==========

The change in unrealized gains (losses) on marketable securities in 2001 primarily relates to the reclassification of after-tax realized losses of $2,926 million recorded due to the other than temporary decline in market value of certain of our marketable securities (see Note 9). The net unrealized gains (losses) on marketable securities in 2000 primarily related to our investments in MFN, TCNZ, C&W and NTL.

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)                               AT SEPTEMBER 30, 2001    AT DECEMBER 31, 2000
---------------------                               ---------------------    --------------------

Foreign currency translation adjustments                 $     (1,473)          $     (1,408)
Unrealized gains (losses) on marketable securities               (295)                  (734)
Unrealized derivative losses on cash flow hedges                  (30)                    --
Minimum pension liability adjustment                              (34)                   (34)
                                                         ------------           ------------
Accumulated other comprehensive loss                     $     (1,832)          $     (2,176)
                                                         ============           ============

13. EARNINGS PER SHARE

The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)         THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------              2001             2000             2001            2000
                                                                   -------------     ------------     ------------    ------------
NET INCOME AVAILABLE TO COMMON SHAREOWNERS
Income before extraordinary items and cumulative effect of change  $      1,883      $      2,640     $      2,616    $      9,108
   in accounting principle
Redemption of subsidiary preferred stock                                     --                --               --              (8)
                                                                   ------------      ------------     ------------    ------------
Income available to common shareowners*                                   1,883             2,640            2,616           9,100
Extraordinary items, net of tax                                              (8)              826               (8)            817
Cumulative effect of change in accounting principle, net of tax              --                --             (182)            (40)
                                                                   ------------      ------------     ------------    ------------
Net income available to common shareowners*                        $      1,875      $      3,466     $      2,426    $      9,877
                                                                   ============      ============     ============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                       2,712             2,708            2,708           2,717
                                                                   ------------      ------------     ------------    ------------
Income available to common shareowners before
   extraordinary items and cumulative effect of
   change in accounting principle                                  $        .69      $        .97     $        .97    $       3.35
Extraordinary items, net of tax                                              --               .31               --             .30
Cumulative effect of change in accounting principle, net of tax              --                --             (.07)           (.01)
                                                                   ------------      ------------     ------------    ------------
Net income available to common shareowners                         $        .69      $       1.28     $        .90    $       3.64
                                                                   ============      ============     ============    ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                       2,712             2,708            2,708           2,717
Effect of dilutive securities                                                23                14               21              25
                                                                   ------------      ------------     ------------    ------------
Weighted-average shares outstanding - diluted                             2,735             2,722            2,729           2,742
                                                                   ------------      ------------     ------------    ------------
Income available to common shareowners before
   extraordinary items and cumulative effect of
   change in accounting principle                                  $        .69      $        .97     $        .96    $       3.31
Extraordinary items, net of tax                                              --               .30               --             .30
Cumulative effect of change in accounting principle,
   net of tax                                                                --                --             (.07)           (.01)
                                                                   ------------      ------------     ------------    ------------
Net income available to common shareowners                         $        .69      $       1.27     $        .89    $       3.60
                                                                   ============      ============     ============   =============

*Income and Net income available to common shareowners are the same for purposes of calculating basic and diluted earnings per share.

Stock options for 101 million shares for the three months ended September 30, 2001 and 115 million shares for the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and nine months ended September 30, 2000, the numbers of shares not included in the computation of diluted earnings per share were 107 million and 68 million, respectively. No other contingently issuable shares were included in the diluted earnings per share calculation since conversion conditions were not met.

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

REPORTABLE SEGMENTS
The following table provides adjusted operating financial information for our four reportable segments and a reconciliation of adjusted segment results to consolidated results:

(Dollars in Millions)                   THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
---------------------                        2001                2000                2001                2000
                                      ----------------    ----------------    ----------------    ----------------
EXTERNAL OPERATING REVENUES
Domestic Telecom                      $         10,557    $         10,696    $         32,158    $         31,818
Domestic Wireless                                4,510               4,026              12,921              10,124
International                                      570                 508               1,681               1,436
Information Services                             1,099                 943               2,853               2,724
                                      ----------------    ----------------    ----------------    ----------------
Total segments - adjusted                       16,736              16,173              49,613              46,102
Reconciling items                                  268                 360                 566               1,732
                                      ----------------    ----------------    ----------------    ----------------
Total consolidated - reported         $         17,004    $         16,533    $         50,179    $         47,834
                                      ================    ================    ================    ================

INTERSEGMENT REVENUES
Domestic Telecom                      $            109    $            181    $            381    $            591
Domestic Wireless                                   11                  10                  29                  28
International                                       27                  --                  41                  --
Information Services                                13                  27                  32                  81
                                      ----------------    ----------------    ----------------    ----------------
Total segments - reported                          160                 218                 483                 700
Reconciling items                                 (160)               (218)               (483)               (700)
                                      ----------------    ----------------    ----------------    ----------------
Total consolidated - reported         $             --    $             --    $             --    $             --
                                      ================    ================    ================    ================

TOTAL OPERATING REVENUES
Domestic Telecom                      $         10,666    $         10,877    $         32,539    $         32,409
Domestic Wireless                                4,521               4,036              12,950              10,152
International                                      597                 508               1,722               1,436
Information Services                             1,112                 970               2,885               2,805
                                      ----------------    ----------------    ----------------    ----------------
Total segments - adjusted                       16,896              16,391              50,096              46,802
Reconciling items                                  108                 142                  83               1,032
                                      ----------------    ----------------    ----------------    ----------------
Total consolidated - reported         $         17,004    $         16,533    $         50,179    $         47,834
                                      ================    ================    ================    ================

NET INCOME
Domestic Telecom                      $          1,152    $          1,327    $          3,863    $          3,967
Domestic Wireless                                  182                 143                 431                 363
International                                      238                 194                 691                 520
Information Services                               363                 292                 873                 819
                                      ----------------    ----------------    ----------------    ----------------
Total segments - adjusted                        1,935               1,956               5,858               5,669
Reconciling items                                  (60)              1,510              (3,432)              4,216
                                      ----------------    ----------------    ----------------    ----------------
Total consolidated - reported         $          1,875    $          3,466    $          2,426    $          9,885
                                      ================    ================    ================    ================

(Dollars in Millions)                                                     SEPTEMBER 30, 2001  DECEMBER 31, 2000
---------------------                                                     ------------------  -----------------
ASSETS
Domestic Telecom                                                            $       80,537      $       78,112
Domestic Wireless                                                                   59,705              56,029
International                                                                       14,554              14,466
Information Services                                                                 3,990               3,148
                                                                            --------------      --------------
Total segments                                                                     158,786             151,755
Reconciling items                                                                   10,717              12,980
                                                                            --------------      --------------
Total consolidated                                                          $      169,503      $      164,735
                                                                            ==============      ==============

Major reconciling items between the segments and the consolidated results are as follows:

(Dollars in Millions)                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
---------------------                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                             2001           2000          2001            2000
                                                                         ------------   ------------   ------------   ------------
TOTAL REVENUES
Genuity (see Note 9)                                                     $         --   $         --   $         --   $        529
Significant operations sold in 2000 (see Note 6)                                   --            142             --            851
Regulatory settlements                                                             --             --             --            (69)
Corporate, eliminations and other                                                 108             --             83           (279)
                                                                         ------------   ------------   ------------   ------------
                                                                         $        108   $        142   $         83   $      1,032
                                                                         ============   ============   ============   ============
NET INCOME
Genuity (see Note 9)                                                     $         --   $         --   $         --   $       (281)
(Loss)/gain on marketable securities (see Note 9)                                  --             --         (2,926)         1,941
Mark-to-market adjustment - exchangeable notes (see Note 11)                       --            245             --            431
Mark-to-market adjustment - other financial instruments (see Note 10)             (13)            --           (164)            --
Other charges and special items (see Note 5)                                       --             --             --           (526)
Merger-related costs (see Note 5)                                                  --             --             --           (749)
Transition costs (see Note 5)                                                    (144)           (65)          (394)          (112)
Gains on sales of assets, net (see Note 6)                                         --            476              3          1,986
Cumulative effect of accounting change (see Note 10)                               --             --           (182)           (40)
Pension settlements                                                                --             --             --            564
Extraordinary items (see Note 7)                                                   (8)           826             (8)           817
Corporate, eliminations and other                                                 105             28            239            185
                                                                         ------------   ------------   ------------   ------------
                                                                         $        (60)  $      1,510   $     (3,432)  $      4,216
                                                                         ============   ============   ============   ============

Pension settlement gains before tax of $911 million ($564 million after-tax) were recognized for the nine-month period ended September 30, 2000. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to certain settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise. There were no similar pension settlement gains recorded during 2001.

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

15. COMMITMENTS AND CONTINGENCIES

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

Verizon Wireless was the winning bidder for 113 licenses in the FCC's auction of
1.9 GHz spectrum, which concluded in January 2001. These licenses would add capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Seattle and San Francisco. The total price of these licenses was approximately $8.8 billion, $1.8 billion of which has already been paid and the balance of which will be paid when the FCC requires payment.

There were no legal challenges to Verizon Wireless's qualifications to acquire these licenses. However, most of the licenses that were auctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively NextWave), which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC was not allowed to repossess the

NextWave licenses. The FCC subsequently reinstated NextWave's licenses, but on October 19, 2001, the FCC filed a petition to the United States Supreme Court to reverse the U.S. Court of Appeals for the D.C. Circuit's decision. If the licenses must be returned, the FCC has stated that it will refund to winning bidders any amounts that they may have paid, without interest. Nearly all of Verizon Wireless's $8.8 billion license cost relates to licenses subject to NextWave's appeal. Settlement discussions between NextWave, the FCC and the winning bidders are ongoing.

During the fourth quarter of 2000, Verizon Wireless agreed to acquire the wireless business of Price Communications for $1.5 billion in Verizon Wireless stock and the repayment by Verizon Wireless of $550 million in net debt. The transaction was conditioned upon completion of a Verizon Wireless initial public offering by September 30, 2001. Since the IPO did not occur by September 30, 2001, we are in discussions with Price Communications to explore alternative forms of consideration and other terms for an acquisition of the wireless business of Price Communications.

In 2001, we agreed to provide up to $2.0 billion in interim financing to Genuity with a maturity in 2005. As of September 30, 2001, $1,150 million of that commitment had been loaned to Genuity, and is reported in Other Assets in the condensed consolidated balance sheets.

16. SUBSEQUENT EVENTS


Potential Sale of Access Lines

In July 2001, we announced that we were exploring the sale of 1.2 million access lines in Alabama, Kentucky and Missouri.

In October 2001, we agreed to sell all 675,000 of our switched access telephone lines in Alabama and Missouri to CenturyTel Inc. for $2.2 billion. The sale must be approved by the Alabama and Missouri public service commissions, the FCC and the DOJ. We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002.

Also in October 2001, we agreed to sell approximately 600,000 local telephone lines in Kentucky to ALLTEL for $1.9 billion. The sale must be approved by the Kentucky public service commission, the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002.

Verizon Wireless

In November 2001, we announced that Verizon Wireless signed definitive agreements to acquire certain Dobson Communications Corporation wireless operations in California, Georgia, Ohio and Tennessee. The purchases are expected to close in the first quarter of 2002. Total population served by the Dobson properties being acquired is approximately 950,000.

CANTV Dividend

In October 2001, shareholders of CANTV approved an extraordinary dividend of approximately $550 million, to be paid in two installments in December 2001 and March 2002, and a share repurchase program of up to 15% of CANTV's shares. Verizon owns 28.5% of CANTV.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Verizon Communications Inc. was formed in June 2000 by the merger of Bell Atlantic Corporation and GTE Corporation. Financial information for the nine months ended September 30, 2000 gives retroactive effect to the merger, as required for business combinations using pooling-of-interests accounting. The formation of the wireless joint venture occurred in April 2000. Financial information for the nine months ended September 30, 2000 does not give retroactive effect to the formation of the wireless joint venture, as required for purchase business combinations.


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

Reported consolidated revenues were $17,004 million for the quarter ended September 30, 2001, compared to $16,533 million for the similar period of the prior year. Consolidated revenues reported during the first nine months of 2001 were $50,179 million, compared to $47,834 million for the first nine months of 2000. Reported revenues were not adjusted for prior year sales of wireline operations and the deconsolidation of Genuity Inc. In addition, prior year revenues include the formation of the Verizon Wireless joint venture beginning in April 2000 and include overlapping wireless properties through June 30, 2000.

Adjusted for the items in the preceding paragraph, nine-month 2001 consolidated adjusted revenues were $50,179 million, or 5.2% higher than the first nine months of 2000 adjusted revenues of $47,700 million.

We reported net income available to common shareowners of $1,875 million, or $.69 diluted earnings per share for the quarter ended September 30, 2001, compared to net income available to common shareowners of $3,466 million, or $1.27 diluted earnings per share for the quarter ended September 30, 2000. Reported net income available to common shareowners for the first nine months of 2001 was $2,426 million, or $.89 diluted earnings per share, compared to $9,877 million, or $3.60 diluted earnings per share, for the same period in 2000.

Included in our reported net income available to common shareowners for the third quarter of 2001 is $84 million, or $.03 per diluted share related to losses and service disruption and restoration costs associated with the September 11, 2001 terrorist attacks (also see "Segment Results of Operations - Domestic Telecom"). We also believe there will be a similar net income impact of approximately $.03 per diluted share in the fourth quarter of 2001 for additional losses and continuing restoration efforts. The Company previously estimated that the total financial impact for the September 11th terrorist attacks would be $1.7 billion to $1.9 billion. Given the magnitude of the destruction in the area of the World Trade Center complex, a more refined estimate of total losses will not be available until a more comprehensive physical inspection of the plant and equipment, which is not yet fully accessible, can be completed. The cost estimates were based on the limited information available as of the end of the current quarter. The net income impacts include a reduction for a preliminary assessment of insurance recovery. Verizon's insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. The costs and insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Additionally, governmental reimbursement mechanisms are under consideration but have not been specified at this time.

Our reported results were affected by special items. After adjusting for such items, net income would have been $2,040 million, or $.75 diluted earnings per share in the third quarter of 2001 and $1,984 million, or $.73 diluted earnings per share in the third quarter of 2000. For the nine months ended September 30, 2001, net income would have been $6,097 million, or $2.23 diluted earnings per share compared to $5,854 million, or $2.13 diluted earnings per share for the nine months ended September 30, 2000.

The table below summarizes reported and adjusted results of operations for each period.

(Dollars in Millions, Except Per Share Amounts)          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------                2001             2000              2001              2000
                                                         ---------------   --------------    --------------    --------------
Reported operating revenues                               $       17,004   $       16,533    $       50,179    $       47,834
Reported operating expenses                                       13,327           11,591            39,094            34,455
                                                          --------------   --------------    --------------    --------------
Reported operating income                                          3,677            4,942            11,085            13,379

REPORTED NET INCOME AVAILABLE TO
  COMMON SHAREOWNERS                                               1,875            3,466             2,426             9,877
                                                          --------------   --------------    --------------    --------------
Merger-related costs                                                  --               --                --               749
Transition costs                                                     144               65               394               112
Gains on sales of assets, net                                         --             (476)               (3)           (1,986)
Pension settlements                                                   --               --                --              (564)
Loss/(gain) on marketable securities                                  --               --             2,926            (1,941)
Mark-to-market adjustment - financial instruments                     13             (245)              164              (431)
Genuity loss                                                          --               --                --               281
Other charges and special items                                       --               --                --               526
Extraordinary items                                                    8             (826)                8              (817)
Cumulative effect of accounting change                                --               --               182                40
Redemption of subsidiary preferred stock                              --               --                --                 8
                                                          --------------   --------------    --------------    --------------
ADJUSTED NET INCOME                                       $        2,040   $        1,984    $        6,097    $        5,854
                                                          ==============   ==============    ==============    ==============

DILUTED EARNINGS PER SHARE - REPORTED                     $          .69   $         1.27    $          .89    $         3.60
DILUTED EARNINGS PER SHARE - ADJUSTED                     $          .75   $          .73    $         2.23    $         2.13

MERGER-RELATED COSTS

Results for the nine months ended September 30, 2000 include charges associated with employee severance of $584 million ($371 million after-tax, or $.14 per diluted share) recorded during the second quarter of 2000. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The remaining severance liability as of September 30, 2001 is $288 million.

In addition, results for the nine months ended September 30, 2000 include a pretax charge of $472 million ($378 million after-tax, or $.14 per diluted share), recorded in the second quarter of 2000, for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

TRANSITION COSTS

We expect to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs incurred through the third quarter of 2001 total $1,390 million. During the third quarter and for the first nine months of 2001, we incurred transition costs of $254 million and $696 million ($144 million and $394 million after taxes and minority interest, or $.05 and $.14 per diluted share), respectively. During the third quarter and for the first nine months of 2000, we incurred transition costs of $163 million and $335 million ($65 million and $112 million after taxes and minority interest, or $.02 and $.04 per diluted share), respectively.

GAINS ON SALES OF ASSETS, NET

Results for the nine months ended September 30, 2001 include a pretax gain of $80 million ($48 million after-tax, or $.02 per diluted share) recorded on the sale of the Cincinnati market during the second quarter of 2001. During the second quarter of 2001, an agreement to sell the Chicago market at a price lower than the net book value of the

Chicago assets was executed. Consequently, results for the nine months ended September 30, 2001 also include an impairment charge of $75 million ($45 million after-tax, or $.02 per diluted share) related to the expected sale. The sale of the Chicago market is expected to close in the fourth quarter of 2001. As of September 30, 2001, we completed the sales of all overlap wireless properties with the exception of the Chicago market.

During the third quarter of 2000, we recognized net gains of $1,227 million ($476 million after-tax, or $.17 per diluted share) related to sales of assets, impairments of assets held for sale and other charges. These net gains resulted primarily from a pretax gain on the sale of access lines of $1,781 million ($1,085 million after-tax, or $.40 per diluted share); impairment charges in connection with real estate consolidation and revaluation of competitive local exchange carrier (CLEC)-related assets and contracts totaling $554 million ($360 million after-tax, or $.14 per diluted share); and a non-cash deferred tax charge recorded as the result of the contribution in July 2000 of the GTE Wireless assets to Verizon Wireless ($249 million after-tax, or $.09 per diluted share).

In addition, results for the nine months ended September 30, 2000 include net gains of $2,456 million ($1,455 million after-tax, or $.53 per diluted share) recorded in the second quarter of 2000 related to sales of assets and impairments of assets held for sale. These net gains resulted primarily from a pretax gain on the sale of access lines of $1,078 million ($655 million after-tax, or $.24 per diluted share); pretax gains on exchanges of wireless overlap properties of $1,922 million ($1,156 million after-tax, or $.42 per diluted share); and an impairment charge in connection with our exit from the video business and GTE Airfone of $566 million ($362 million after-tax, or $.13 per diluted share). Results for the nine months ended September 30, 2000 also include a pretax gain recorded in the first quarter of 2000 of $97 million ($55 million after-tax, or $.02 per diluted share), primarily comprised of the gain on the sale of our CyberTrust line of business.

PENSION SETTLEMENTS

Results for the nine months ended September 30, 2000 include pension settlement gains of $911 million ($564 million after-tax, or $.21 per diluted share) recognized in the first half of 2000. These gains were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." They relate to some settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise. There were no similar pension settlement gains recorded during 2001.

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

Prior to the second quarter of 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, included in our results for the nine months ended September 30, 2001 is the recognition of a pretax loss recorded in June 2001 of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) primarily relating to our investments in Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Metromedia Fiber Network, Inc. (MFN). We determined, through the evaluations described above, that market value declines in these investments were considered other than temporary.

Our results for the nine months ended September 30, 2000 include the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) relating to the completion in May 2000 of the restructuring of Cable & Wireless Communications plc (CWC) by CWC, C&W and NTL. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time. Based on this level of ownership, our investments in NTL and C&W are accounted for under the cost method. Our previous interest in CWC was accounted for using the equity method. Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of the non-cash gain and a corresponding increase in the cost basis of the shares received.

MARK-TO-MARKET ADJUSTMENT - FINANCIAL INSTRUMENTS

During 2001, we began recording mark-to-market adjustments in earnings relating to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. Mark-to-market losses of $13 million ($13 million after taxes and minority interest, or less than $.01 per diluted share) and $166 million ($164 million after taxes and minority interest, or $.06 per diluted share) were recorded during the three- and nine-month periods ended September 30, 2001, respectively, due primarily to the change in the fair value of the MFN debt conversion option.

During the three- and nine-month periods ended September 30, 2000, we recorded mark-to-market gains of $377 million ($245 million after-tax, or $.09 per diluted share) and $664 million ($431 million after-tax, or $.16 per diluted share), respectively, related to our $3,180 million notes which are exchangeable into shares of C&W and NTL. These mark-to-market adjustments were required because the carrying value of the exchangeable notes is indexed to the fair market value of the underlying common stock. As the combined fair value of the C&W and NTL common stock declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. If the combined fair value of the C&W and NTL common stock increases, our debt obligation increases and income is decreased.

GENUITY LOSS

In accordance with the provisions of a Federal Communications Commission (FCC) order in June 2000, Genuity, formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. GTE retained 100% of Genuity's Class B common stock, which currently represents 8.2% of the voting equity in Genuity and contains a contingent conversion feature. The sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000 and are accounting for our investment in Genuity using the cost method. The impact of this change is that Genuity's revenues and expenses, as well as changes in balance sheet accounts and cash flows subsequent to June 30, 2000 are no longer included in our consolidated financial results. As a result, for comparability, we have adjusted the reported results for the first and second quarters of 2000 to exclude the results of Genuity. Results for the nine months ended September 30, 2000 include Genuity's after-tax losses recorded through the first half of 2000 of $281 million (or $.10 per diluted share), of which $128 million (or $.05 per diluted share) and $153 million (or $.05 per diluted share) were recognized in the first and second quarters of 2000, respectively.

OTHER CHARGES AND SPECIAL ITEMS

Results for the nine months ended September 30, 2000 include the recognition of other charges and special items of $801 million ($526 million after-tax, or $.19 per diluted share). Other charges and special items include the cost of disposing or abandoning redundant assets, discontinued system development projects in connection with the merger, regulatory settlements and other asset write-downs.

EXTRAORDINARY ITEMS

During the third quarter of 2001, we retired two debt issues totaling $228 million prior to the stated maturity dates, resulting in pretax extraordinary charges totaling $12 million ($8 million after-tax, or less than $.01 per diluted share).

During the third quarter of 2000, we completed the sales of some of our service area conflicts prohibited by FCC regulations, which resulted in pretax gains totaling $1,374 million ($826 million after-tax, or $.30 per diluted share). Since the sales were required pursuant to the consent decree which enabled both the formation of Verizon Wireless and the closing of the merger, and occurred after the merger, the gains were recorded net of taxes as Extraordinary

Items in the condensed consolidated statements of income. In addition, results for the nine months ended September 30, 2000 include the retirement in the first quarter of 2000 of $128 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Impact of SAB No. 101

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. The impact to Verizon pertains to the deferral of some non-recurring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. Results for the nine months ended September 30, 2000 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $40 million after-tax (or $.01 per diluted share) in the first quarter of 2000.

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the related SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. Results for the nine months ended September 30, 2001 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $182 million (or $.07 per diluted share) in the first quarter of 2001. This cumulative effect charge primarily relates to the change in the fair value of the MFN debt conversion option prior to January 1, 2001.

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

Special items affected our segments as follows:

(Dollars in Millions)              THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
---------------------                  2001               2000                2001                2000
                                 ----------------   ----------------    ----------------    ----------------
DOMESTIC TELECOM
Reported net income              $          1,040   $          2,150    $          3,525    $          4,989
Special items                                 112               (823)                338              (1,022)
                                 ----------------   ----------------    ----------------    ----------------
Adjusted net income              $          1,152   $          1,327    $          3,863    $          3,967
                                 ================   ================    ================    ================

DOMESTIC WIRELESS
Reported net income              $            167   $            131    $            383    $            809
Special items                                  15                 12                  48                (446)
                                 ----------------   ----------------    ----------------    ----------------
Adjusted net income              $            182   $            143    $            431    $            363
                                 ================   ================    ================    ================

INTERNATIONAL
Reported net income              $            238   $            193    $         (1,058)   $          2,388
Special items                                  --                  1               1,749              (1,868)
                                 ----------------   ----------------    ----------------    ----------------
Adjusted net income              $            238   $            194    $            691    $            520
                                 ================   ================    ================    ================

INFORMATION SERVICES
Reported net income              $            345   $            292    $            847    $            711
Special items                                  18                 --                  26                 108
                                 ----------------   ----------------    ----------------    ----------------
Adjusted net income              $            363   $            292    $            873    $            819
                                 ================   ================    ================    ================

CORPORATE AND OTHER
Reported net income              $             85   $            700    $         (1,271)   $            988
Special items                                  20               (672)              1,510                (803)
                                 ----------------   ----------------    ----------------    ----------------
Adjusted net income              $            105   $             28    $            239    $            185
                                 ================   ================    ================    ================

Corporate and Other includes intersegment eliminations.

DOMESTIC TELECOM

Our Domestic Telecom segment consists primarily of our telephone operations that provide local telephone services in over 30 states. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development, inventory management and long distance services.

(Dollars in Millions)          THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
---------------------              2001               2000          % CHANGE           2001              2000          % CHANGE
                             ----------------   ----------------    --------     ----------------   ----------------   --------
RESULTS OF OPERATIONS -
   ADJUSTED BASIS

OPERATING REVENUES
Local services               $          5,358   $          5,494        (2.5)%   $         16,523   $         16,461        0.4%
Network access services                 3,378              3,301         2.3               10,069              9,828        2.5
Long distance services                    793                802        (1.1)               2,313              2,385       (3.0)
Other services                          1,137              1,280       (11.2)               3,634              3,735       (2.7)
                             ----------------   ----------------                 ----------------   ----------------
                                       10,666             10,877        (1.9)              32,539             32,409        0.4
                             ----------------   ----------------                 ----------------   ----------------
OPERATING EXPENSES
Operations and support                  6,059              6,108        (0.8)              17,920             18,237       (1.7)
Depreciation and
  amortization                          2,333              2,218         5.2                6,960              6,474        7.5
                             ----------------   ----------------                 ----------------   ----------------
                                        8,392              8,326         0.8               24,880             24,711        0.7
                             ----------------   ----------------                 ----------------   ----------------
OPERATING INCOME             $          2,274   $          2,551       (10.9)    $          7,659   $          7,698       (0.5)
                             ================   ================                 ================   ================
ADJUSTED NET INCOME          $          1,152   $          1,327       (13.2)    $          3,863   $          3,967       (2.6)

HIGHLIGHTS

Domestic Telecom's adjusted operating income declined 10.9% for the third quarter of 2001 and 0.5% for the first nine months of 2001. Adjusted results for the third quarter of 2001 reflect a revenue decline of 1.9% and an increase in operating costs of 0.8%, while year-to-date results include a revenue growth of 0.4% and an increase in operating costs of 0.7%.

Revenue growth rates were pressured by several factors including the weakened U.S. economy, which has dampened demand for basic wireline and other services, and mandated rate reductions. In addition, Domestic Telecom continues to be affected by technology substitution, as more customers are choosing wireless and Internet services in place of some basic wireline services. We expect these factors to impact the revenue growth of our Domestic Telecom business for the remainder of 2001.

Quarterly and year-to-date operating revenues reflect strong demand for our data transport and long distance services. Data transport revenues, which include our high-bandwidth, packet-switched and special access services, as well as Digital Subscriber Line (DSL) services, grew more than 18% over the third quarter of 2000 and 24% year-to-date. We ended the third quarter of 2001 with data circuits in service equivalent to 67 million voice-grade access lines, up 52% from the same period in 2000. Data circuits now account for more than half of Verizon's
128.5 million access line equivalents. Operating revenues were also fueled by strong growth in our interLATA long distance business. We ended the third quarter of 2001 with 6.9 million long distance customers nationwide, an increase of more than 50% over the third quarter of 2000. We now offer long-distance service to more than two-thirds of all Verizon access lines nationwide, including the introduction of long-distance services in Pennsylvania in late October 2001. Our revenues were negatively affected by federal and state regulatory price reductions of approximately $100 million in the third quarter of 2001 and approximately $580 million in the first nine months of 2001, primarily affecting our network access revenues.

Operating expenses for the three- and nine-month periods ended September 30, 2001 increased less than one percent, as compared to the same periods in 2000. As a result of lower volumes, effective cost-control measures, merger-related savings and other cost reductions, we were able to maintain relatively flat expense growth, despite the added third-quarter costs related to the events of September 11th and increased costs associated with our growth businesses such as long distance and data services.

These and other items affecting Domestic Telecom's adjusted results of operations for the three and nine months ended September 30, 2001 and 2000 are discussed in the following section.


OPERATING REVENUES

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, some data transport revenues and wireless interconnection revenues.

Our local service revenues declined $136 million, or 2.5% in the third quarter and increased $62 million, or 0.4% in the first nine months of 2001. The effects of lower demand and usage of our basic local wireline services and mandated intrastate price reductions impacted both periods of 2001. Our switched access lines in service declined 1.4% from September 30, 2000, primarily reflecting the impact of an economic slowdown and competition for some local services. Technology substitution also affected local service revenue growth, as indicated by lower demand for additional residential access lines.

These factors were partially offset in the third quarter and more than offset in the nine month period by higher payments received from CLECs for interconnection of their networks with our network and by solid demand for our value-added services as a result of new packaging of services.

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

Our network access revenues grew $77 million, or 2.3%, and $241 million, or 2.5%, in the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000. This growth was mainly attributable to higher customer demand, primarily for special access services (including DSL) that grew approximately 26% over the third quarter of 2000 and 28% year-to-date. Special access revenue growth reflects strong demand in the business market for high-capacity, high-speed digital services.

Volume-related growth was largely offset by mandated price reductions of approximately $56 million and $415 million for the three and nine months ended September 30, 2001, respectively. These price reductions are associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our telephone operations with respect to some intrastate rates and services and other matters. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments, which became effective in August 2000, our telephone operations in 19 states and the District of Columbia reached the $0.0055 benchmark. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan.

The impact of the slowing economy also affected network access revenues in both periods of 2001, as reflected by a 2.2% decline in minutes of use from carriers and CLECs and a 1.4% reduction in switched access lines in service, as compared to the same periods last year.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues declined $9 million, or 1.1% in the third quarter of 2001 and $72 million, or 3.0% in the first nine months of 2001, primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. These reductions were substantially offset by revenue growth from our interLATA long distance services offered throughout the region, including significant customer win-backs resulting from the introduction of interLATA long distance services in New York in January 2000 and in Massachusetts in late April 2001.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (pay) telephone and customer premises equipment services. Other services revenues also include services provided by most of our non-regulated subsidiaries such as inventory management and purchasing, Internet access and data solutions and systems integration businesses.

Revenues from other services declined $143 million, or 11.2% in the third quarter of 2001 and $101 million, or 2.7% in the first nine months of 2001, compared to the same periods last year. Both the three- and nine-month periods reflect a decline in public telephone revenues as more customers substituted wireless communications for pay phone services, and lower billing and collection revenues reflecting the take-back of these services by interexchange carriers. Lower data solutions and systems integration revenues due to the slowing economy and the effect of closing our CLEC operation further contributed to the revenue decline in 2001. These revenue reductions were partially offset in both periods of 2001 by higher revenues from other non-regulated services.

OPERATING EXPENSES

Operations and Support

Operations and support, which consists of employee costs and other operating expenses, decreased by $49 million, or 0.8% in the third quarter of 2001 and $317 million, or 1.7% year-to-date, principally due to lower costs at our telephone operations. These reductions were largely attributable to lower employee costs, primarily due to reduced employee overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers. Operating costs have also decreased due to business integration activities and achievement of merger synergies. Other effective cost containment measures, including lower spending by non-strategic businesses, closing our CLEC operation, and declining workforce levels and associated employee costs, also contributed to cost reductions in both periods.

These cost reductions were substantially offset by additional charges in the third quarter of 2001 related to the terrorist attacks on September 11th of approximately $140 million (pretax), net of insurance recovery (see "Consolidated Results of Operations" section) and by higher costs associated with our growth businesses such as long distance and data services.

Depreciation and Amortization

Depreciation and amortization expense increased by $115 million, or 5.2%, in the third quarter of 2001 and $486 million, or 7.5%, in the first nine months of 2001, compared to the same periods in 2000. These expense increases were principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

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

                                    THREE MONTHS ENDED                                  NINE MONTHS ENDED
(Dollars in Millions)                  SEPTEMBER 30,                                       SEPTEMBER 30,
---------------------             2001              2000            % CHANGE           2001             2000           % CHANGE
                             --------------   ----------------      --------   ----------------   ----------------     --------
RESULTS OF OPERATIONS -
   ADJUSTED BASIS

OPERATING REVENUES
Wireless services            $        4,521   $          4,036         12.0%   $         12,950   $         10,152        27.6%
                             --------------   ----------------                 ----------------   ----------------
OPERATING EXPENSES
Operations and support                2,890              2,583         11.9               8,344              6,700        24.5
Depreciation and
  amortization                          943                879          7.3               2,749              2,078        32.3
                             --------------   ----------------                 ----------------   ----------------
                                      3,833              3,462         10.7              11,093              8,778        26.4
                             --------------   ----------------                 ----------------   ----------------
OPERATING INCOME             $          688   $            574         19.9    $          1,857   $          1,374        35.2
                             ==============   ================                 ================   ================
MINORITY INTEREST            $         (262)  $           (229)        14.4    $           (649)  $           (380)       70.8
ADJUSTED NET INCOME          $          182   $            143         27.3    $            431   $            363        18.7

OPERATING REVENUES

Revenues earned from our consolidated wireless businesses grew by $485 million, or 12.0%, in the third quarter of 2001 and $2.8 billion, or 27.6% in the first nine months of 2001 compared to the similar periods in 2000. By including the revenues of the properties of the wireless joint venture and excluding the impact of wireless overlap properties on a basis comparable with the first nine months of 2001, revenues were $1.7 billion, or 14.8%, higher than the similar period of 2000. On this comparable basis, revenue growth was largely attributable to customer additions and higher revenue per customer per month. Our domestic wireless customer base grew to 28.7 million customers in the third quarter of 2001, compared to 25.6 million customers in the third quarter of 2000, an increase of 12.2%. In the first quarter of 2001, we removed approximately 900,000 non-revenue producing customers as a result of a customer base assessment performed as part of the merger integration process. Prior period subscribers reflect the impact from the subscriber base adjustment allocable to the prior period. The company's strong subscriber growth and financial performance for the first nine months of 2001 resulted from a number of recent initiatives including the company's launch of its store-within-a-store at 4,400 RadioShack locations. As of September 30, 2001, approximately 20 million customers were using digital service, representing 69% of total subscribers. In addition, average usage per subscriber has increased to 274 minutes per month, which is a 36% increase compared to the third quarter of 2000.


OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $307 million, or 11.9%, in the third quarter of 2001 and $1.6 billion, or 24.5%, in the first nine months of 2001. By including the expenses of the properties of the wireless joint venture and excluding the impact of wireless overlap properties on a basis comparable with the first nine months of 2001, operations and support expenses was $1,014 million, or 13.8% higher than the similar period of 2000. On this comparable basis, higher costs were also attributable to the significant growth in the subscriber base described above, as well as the continuing migration of analog customers to digital.

Depreciation and Amortization

Depreciation and amortization expense increased by $64 million, or 7.3%, in the third quarter of 2001 and $671 million or 32.3% in the first nine months of 2001 as compared to the same periods in 2000. The year-to-date increase was mainly attributable to the formation of the wireless joint venture in the second quarter of 2000. Adjusting for the wireless joint venture in a manner similar to operations and support expenses above, depreciation and amortization increased $192 million, or 7.5%, in the first nine months of 2001 compared to the similar period of 2000. On this comparable basis, capital expenditures for our cellular network have increased in 2001 to support increased demand in all markets, partially offset by lower amortization expense in the third quarter of 2001.

MINORITY INTEREST

The increase in minority interest in the third quarter of 2001 is primarily driven by higher earnings. The significant increases in minority interest for the first nine months of 2001 were principally due to the formation of the wireless joint venture at the beginning of the second quarter of 2000 and the significant minority interest attributable to Vodafone.

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

                                              THREE MONTHS ENDED                                   NINE MONTHS ENDED
(Dollars in Millions)                            SEPTEMBER 30,                                       SEPTEMBER 30,
---------------------                         2001             2000         % CHANGE          2001             2000        % CHANGE
                                         --------------   --------------    --------     --------------   --------------   --------
RESULTS OF OPERATIONS -
    ADJUSTED BASIS

OPERATING REVENUES
Wireless                                 $          340   $          320         6.3%    $        1,013   $          893       13.4%
Wireline and other                                  257              188        36.7                709              543       30.6
                                         --------------   --------------                 --------------   --------------
                                                    597              508        17.5              1,722            1,436       19.9
                                         --------------   --------------                 --------------   --------------
OPERATING EXPENSES
Operations and support                              387              390        (0.8)             1,203            1,006       19.6
Depreciation and
  amortization                                       85               89        (4.5)               304              253       20.2
                                         --------------   --------------                 --------------   --------------
                                                    472              479        (1.5)             1,507            1,259       19.7
                                         --------------   --------------                 --------------   --------------
OPERATING INCOME                         $          125   $           29       331.0     $          215   $          177       21.5
                                         ==============   ==============                 ==============   ==============
EQUITY IN INCOME FROM UNCONSOLIDATED
   BUSINESSES                            $          202   $          203        (0.5)    $          685   $          503       36.2
ADJUSTED NET INCOME                      $          238   $          194        22.7     $          691   $          520       32.9

The revenues and operating expenses for the International segment exclude QuebecTel, which was deconsolidated in the second quarter of 2000. QuebecTel's net results for all periods are included in Equity in Income from Unconsolidated Businesses.

OPERATING REVENUES

Revenues earned from our international businesses grew by $89 million, or 17.5%, in the third quarter of 2001 and $286 million, or 19.9% in the first nine months of 2001 as compared to the same periods in 2000. The increase in revenues was primarily due to an increase in wireless subscribers and wireline access lines of the consolidated subsidiaries and the increased results of CTI's Buenos Aires PCS operations, which commenced commercial operations in the second quarter of 2000. In addition, revenues for the three and nine months ended September 30, 2001 included revenues generated by the Verizon Global Solutions Inc. (GSI) network which began its switching operations in the first quarter of 2001 and continued its expansion into the third quarter of 2001.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, decreased $3 million, or 0.8%, in the third quarter of 2001 and increased $197 million, or 19.6%, in the first nine months of 2001 as compared to the same periods in 2000. The decrease in third quarter was primarily due to lower employee costs offset by the variable costs associated with the increased revenues. The year-to-date increase was primarily generated by GSI start-up that began its switching operations in the first quarter of 2001 and continued its expansion through the first nine months of 2001 as well as a full nine months of CTI's Buenos Aires PCS operations, which commenced commercial operations in the second quarter of 2000.

Depreciation and Amortization

Depreciation and amortization expense decreased $4 million, or 4.5%, for the third quarter of 2001 and increased $51 million, or 20.2%, for the first nine months of 2001 as compared to the same periods in 2000. This decrease in the third quarter is primarily attributable to changes in the depreciable lives of Iusacell's plant and equipment based on recently completed market and useful life studies, partially offset by increased plant in service. The year-to-date increase was attributable to higher asset base for CTI and driven by additional capital expenditures to support increases in cellular subscribers and access lines for CODETEL.

EQUITY IN INCOME FROM UNCONSOLIDATED BUSINESSES

Equity in income from unconsolidated businesses decreased $1 million, or 0.5%, in the third quarter of 2001 and increased $182 million, or 36.2%, in the first nine months of 2001 compared to the similar periods in 2000. The decrease in the third quarter was primarily due to improved results reported by Omnitel and CANTV, more than offset by the inclusion of TELUS Corporation's investment in Clearnet Communications in 2001, which lowered TELUS's net income, and lower results reported by Asian investments. The year-to-date increase was generated by improved operational growth at Omnitel and CANTV, partially offset by Clearnet Communications in the current year.


INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe, Asia and Latin America.

                                     THREE MONTHS ENDED                             NINE MONTHS ENDED
(Dollars in Millions)                   SEPTEMBER 30,                                  SEPTEMBER 30,
---------------------                2001           2000         % CHANGE          2001           2000          % CHANGE
                                 ------------   ------------   ------------    ------------   ------------    ------------
RESULTS OF OPERATIONS -
   ADJUSTED BASIS

OPERATING REVENUES
Information services             $      1,112   $        970           14.6%   $      2,885   $      2,805             2.9%
                                 ------------   ------------                   ------------   ------------

OPERATING EXPENSES
Operations and support                    485            473            2.5           1,354          1,382            (2.0)
Depreciation and
  amortization                             21             17           23.5              62             56            10.7
                                 ------------   ------------                   ------------   ------------
                                          506            490            3.3           1,416          1,438            (1.5)
                                 ------------   ------------                   ------------   ------------
OPERATING INCOME                 $        606   $        480           26.3    $      1,469   $      1,367             7.5
                                 ============   ============                   ============   ============
ADJUSTED NET INCOME              $        363   $        292           24.3    $        873   $        819             6.6

OPERATING REVENUES
Operating revenues from our Information Services segment increased by $142 million, or 14.6%, in the third quarter of 2001 and $80 million, or 2.9%, in the first nine months as compared to the same periods in 2000. The third quarter increase was primarily generated by operational revenue growth and timing of publications, partially offset by lower affiliate transactions. The increase for the first nine months is primarily due to operational revenue growth and extension revenue, partially offset by lower affiliate transactions.

OPERATING EXPENSES

Total operating expenses for the third quarter of 2001 increased $16 million, or 3.3%, and decreased $22 million, or 1.5%, in the first nine months as compared to the same periods in 2000. The quarter increase was primarily generated by the cost associated with the favorable revenue, partially offset by operational expense decreases from ongoing cost containment initiatives. The reduction in total operating expense for the first nine months is attributable to a reduction in operational and support expense from ongoing cost containment initiatives.

NONOPERATING ITEMS

                                                THREE MONTHS ENDED                              NINE MONTHS ENDED
(Dollars in Millions)                               SEPTEMBER 30,                                 SEPTEMBER 30,
---------------------                          2001              2000        % CHANGE          2001             2000        % CHANGE
                                         --------------    --------------   --------     --------------   --------------   --------
OTHER INCOME AND (EXPENSE), NET
Interest Income                          $          115    $           74       55.4%    $          230   $          200      15.0%
Foreign exchange gains (losses), net                (36)               30     (220.0)                 4                9     (55.6)
Other, net                                            5                24      (79.2)                34                9     277.8
                                         --------------    --------------                --------------   --------------
Total                                    $           84    $          128      (34.4)    $          268   $          218      22.9
                                         ==============    ==============                ==============   ==============

The changes in other income and expense in the three and nine months ended September 30, 2001, compared to the same periods in 2000, were primarily due to changes in interest income and foreign exchange gains and losses. We recorded additional interest income in the three months ended September 30, 2001 primarily as a result of interest on notes receivable, higher average cash balances and the settlement of a tax-related matter. Foreign exchange gains were affected primarily by our Iusacell subsidiary, which uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
(Dollars in Millions)                               SEPTEMBER 30,                                SEPTEMBER 30,
---------------------                            2001             2000       % CHANGE         2001            2000       % CHANGE
                                             ------------    ------------    --------     ------------    ------------   --------
INTEREST EXPENSE
Interest expense                             $        797    $        914       (12.8)%   $      2,627    $      2,603        0.9%
Capitalized interest costs                            137              60       128.3              314             157      100.0
                                             ------------    ------------                 ------------    ------------
Total interest costs on debt balances        $        934    $        974        (4.1)    $      2,941    $      2,760        6.6
                                             ============    ============                 ============    ============

Average debt outstanding                     $     63,648    $     52,542        21.1     $     62,107    $     51,402       20.8
Effective interest rate                               5.9%            7.4%                         6.3%            7.2%

The decrease in interest costs for the three months ended September 30, 2001 as compared to the same period in 2000 is primarily due to lower interest rates, partially offset by higher average debt levels. The increase in interest costs for the nine months ended September 30, 2001, compared to the same period in 2000, is principally attributable to higher average debt levels, partially offset by lower interest rates. The increase in debt levels was mainly the result of the debt assumed by Verizon Wireless in connection with the formation of Verizon Wireless, anticipated payments for FCC licenses (see "Other Factors That May Affect Future Results") and higher capital expenditures primarily in our Domestic Telecom and Domestic Wireless segments.

(Dollars in Millions)        THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
---------------------            2001               2000         % CHANGE          2001              2000          % CHANGE
                           ----------------   ----------------   --------    ----------------   ----------------   --------
MINORITY INTEREST          $            226   $            142       59.2%   $            533   $            177      201.1%

The increase in minority interest during the third quarter of 2001 compared to the prior year period is due to higher earnings at Verizon Wireless. The year-to-date variance is also driven by the formation of Verizon Wireless at the beginning of the second quarter of 2000.

                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             2001               2000              2001               2000
                                         -------------     --------------    --------------      ------------
EFFECTIVE INCOME TAX RATES                   34.3%              43.4%             44.6%              40.3%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The third quarter and year-to-date 2000 effective tax rate was higher due to deferred taxes recorded in connection with the contribution of GTE Wireless assets to Verizon Wireless in July 2000. Our effective income tax rate for the nine months ended September 30, 2001 is not consistent with the same period last year primarily because tax benefits were not available on some of the losses resulting from the other than temporary decline in market value of several of our marketable securities recorded in June 2001.

CONSOLIDATED FINANCIAL CONDITION


(Dollars in Millions)                                     NINE MONTHS ENDED SEPTEMBER 30,
---------------------                                         2001                2000          $ CHANGE
                                                        ----------------    ----------------    --------
CASH FLOWS PROVIDED BY (USED IN)
Operating activities                                    $         13,096    $         12,045    $  1,051
Investing activities                                             (15,157)             (8,129)     (7,028)
Financing activities                                               2,669              (5,121)      7,790
                                                        ----------------    ----------------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        $            608    $         (1,205)   $  1,813
                                                        ================    ================    ========

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends and invest in new businesses. While current liabilities exceeded current assets at September 30, 2001, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities (including the purchase of wireless licenses obtained in the recent FCC auction, see "Other Factors That May Affect Future Results") or to maintain our capital structure to ensure our financial flexibility.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Cash generated from operations continued to be one of our primary sources of funds. The increase in cash from operations compared to the first nine months of 2000 primarily reflects improved results of operations before gains and losses on asset sales and the mark-to-market adjustments of financial instruments, which are adjusted in cash from operating activities, partially offset by an increase in working capital requirements.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continued to be our primary use of capital resources. We invested $8,470 million in our Domestic Telecom business in the first nine months of 2001, compared to $8,580 million in the first nine months of 2000 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $3,342 million in our Domestic Wireless businesses in the first nine months of 2001, compared to $2,378 million during the same period last year. The increase in 2001 is primarily due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless in April 2000, as well as increased capital spending in existing Bell Atlantic and GTE wireless properties. We expect total capital expenditures in 2001 to be approximately $17.0 billion to $17.2 billion.

We invested $3,005 million in acquisitions and investments in businesses during the first nine months of 2001, including $1,691 million for wireless licenses obtained in the recent FCC auction, $410 million for additional wireless spectrum purchased from another telecommunications carrier and $178 million in wireless properties. In addition, we invested $497 million to acquire the directory business of TELUS. In the first nine months of 2000, we invested $1,590 million in acquisitions and investments in businesses, including approximately $715 million in the equity of MFN, $389 million in wireless properties and $150 million in NorthPoint.

During the first nine months of 2000, we also invested $975 million in subordinated convertible notes of MFN, in connection with our overall debt and equity investment in MFN.

In the first nine months of 2001, we received cash proceeds of $200 million in connection with the sale of our Cincinnati wireless overlap property. In the first nine months of 2000, we received cash proceeds of $6,004 million, including $4,629 million from the sale of non-strategic access lines, $964 million from overlap wireless properties and $144 million from the sale of CyberTrust.

The net change in short-term investments in 2001 includes the maturity of a $375 million short-term investment and other, net investing activities include loans to Genuity of $1,150 million. Capitalized non-network software of $823 million is included in other, net investing activities in 2001, compared to $644 million during the comparable period of 2000.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

The net cash proceeds from increases in our total debt from December 31, 2000 of $5,765 million was primarily due to the issuance of $7.0 billion of long-term debt by Verizon Global Funding, partially offset by net repayments of $783 million of commercial paper and other short-term borrowings by Verizon Global Funding and by $638 million of maturities of other corporate long-term debt. In addition, Verizon Wireless issued $580 million of long-term debt, while Domestic Telecom incurred $1.3 billion of long-term debt, repaid $613 million of net short-term debt and retired $910 million of long-term debt.

The $215 million increase in our total debt during the first nine months of 2000 was primarily due to the issuance of $893 million of medium term notes, $653 million of financing transactions of cellular assets, $386 million of long-term bank debt at Verizon Wireless and an increase in other short-term borrowings, partially offset by repayments of long-term debt.

Our debt to equity ratio was 64.7% as of September 30, 2001, compared to 60.0% as of September 30, 2000.

As of September 30, 2001, we had in excess of $7.9 billion of unused bank lines of credit and $5.1 billion in bank borrowings outstanding. As of September 30, 2001, our telephone and financing subsidiaries had shelf registrations for the issuance of up to $5.9 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in April 2001, Moody's Investors Service (Moody's) revised our credit rating outlook from stable to negative. Moody's cited concern about our ability to complete an initial public offering (IPO) of Verizon Wireless in a timely fashion in order to pay for the anticipated FCC spectrum auction purchases of $8.8 billion. A delay in the IPO would require us to issue debt to cover these purchases. See "Other Factors That May Affect Future Results." A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade.

We also have a $2.0 billion Euro Medium Term Note Program, under which we may issue notes that are not registered with the SEC. The notes may be issued from time to time by Verizon Global Funding, and will have the benefit of a support agreement between Verizon Global Funding and us. There have been no notes issued under this program.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first, second and third quarters of 2001, we announced a quarterly cash dividend of $.385 per share. In the first and third quarters of 2000, we announced a quarterly cash dividend of $.385 per share; and in the second quarter of 2000, we announced two separate prorata dividends to ensure that the respective shareowners of Bell Atlantic and GTE received dividends at an appropriate rate.

INCREASE IN CASH AND CASH EQUIVALENTS

Our cash and cash equivalents at September 30, 2001 totaled $1,365 million, an increase of $608 million compared to December 31, 2000. This increase in cash is primarily related to the anticipated payments for FCC licenses (see "Other Factors That May Affect Future Results").

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and protecting against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by market risks associated with the exchangeable notes discussed below.

EXCHANGEABLE NOTES

In 1998, we issued exchangeable notes as described in Note 11 to the condensed consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment - Financial Instruments." These financial instruments expose us to market risk, including:

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

o At September 30, 2001, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. The C&W and NTL notes of $3,180 million are exchangeable into 128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

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

EQUITY RISK

We also have equity price risk associated with our cost investments, primarily in common stocks, and equity price sensitive derivatives and derivatives embedded in other financial instruments that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $2,014 million at September 30, 2001.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $161 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $150 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No.
115. Our equity price sensitive derivatives and embedded derivatives (primarily a MFN conversion option and several long-term call options on our common stock) (see Note 10 - Accounting Change - Derivative Financial Instruments) do not qualify for hedge accounting under SFAS No. 133. As such, a change of approximately $11 million in the fair value of our equity price sensitive derivatives and embedded derivatives would be recognized in our condensed consolidated balance sheets and in current earnings in mark-to-market adjustment.

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

Prior to the second quarter of 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, included in our results for the nine months ended September 30, 2001 is the recognition of a pretax loss recorded in June 2001 of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) primarily relating to our investments in C&W, NTL and MFN. We determined, through the evaluations described above, that market value declines in these investments were considered other than temporary.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

On October 30, 2001, we filed a Current Report on Form 8-K announcing our third quarter financial results, revised 2001 guidance information and other information pertaining to current estimates for the September 11, 2001 restoration costs and entry into long distance markets in 2002.

BELL ATLANTIC-GTE MERGER

Federal and state regulatory conditions to the merger included some commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. The pretax cost to begin compliance with these conditions was approximately $200 million in 2000. We expect a similar impact in 2001 and 2002.

RECENT DEVELOPMENTS

VERIZON WIRELESS

FCC Auctions

Verizon Wireless was the winning bidder for 113 licenses in the FCC's auction of
1.9 GHz spectrum, which concluded in January 2001. These licenses would add capacity for growth and advanced services in markets including New York, Boston, Los Angeles, Chicago, Philadelphia, Seattle and San Francisco. The total price of these licenses was approximately $8.8 billion, $1.8 billion of which has already been paid and the balance of which will be paid when the FCC requires payment.

There were no legal challenges to Verizon Wireless's qualifications to acquire these licenses. However, most of the licenses that were auctioned are the subject of pending litigation by the original licensees, NextWave Personal Communications Inc. and NextWave Power Partners Inc., which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum. In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC was not allowed to repossess the NextWave licenses. The FCC subsequently reinstated NextWave's licenses, but on October 19, 2001, the FCC filed a petition to the United States Supreme Court to reverse the U.S. Court of Appeals for the D.C. Circuit's decision. If the licenses must be returned, the FCC has stated that it will refund to winning bidders any amounts that they may have paid, without interest. Nearly all of Verizon Wireless's $8.8 billion license cost relates to licenses subject to NextWave's appeal. Settlement discussions between NextWave, the FCC and the winning bidders are ongoing.

Timing of Initial Public Offering

In August 2000, we filed a registration statement with the SEC for a planned IPO of Verizon Wireless common stock. Since then we have periodically reiterated that the IPO will occur when market conditions are favorable.

Price Communications Wireless

During the fourth quarter of 2000, Verizon Wireless agreed to acquire the wireless business of Price Communications for $1.5 billion in Verizon Wireless stock and the repayment by Verizon Wireless of $550 million in net debt. The transaction was conditioned upon completion of a Verizon Wireless IPO by September 30, 2001. Since the IPO did not occur by September 30, 2001, we are in discussions with Price Communications to explore alternative forms of consideration and other terms for an acquisition of the wireless business of Price Communications.

Acquisition of Some of Dobson Communications' Wireless Operations

In November 2001, we announced that Verizon Wireless signed definitive agreements to acquire some of Dobson Communications Corporation's wireless operations in California, Georgia, Ohio and Tennessee. The purchases are expected to close in the first quarter of 2002. Total population (POPS) served by the four Dobson properties is approximately 950,000.


POTENTIAL SALE OF ACCESS LINES

In July 2001, we announced that we were exploring the sale of 1.2 million access lines in Alabama, Kentucky and Missouri.

In October 2001, we agreed to sell all 675,000 of our switched access telephone lines in Alabama and Missouri to CenturyTel Inc. for $2.2 billion. The sale must be approved by the Alabama and Missouri public service commissions, the FCC and the U.S. Department of Justice (DOJ). We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002.

Also in October 2001, we agreed to sell approximately 600,000 local telephone lines in Kentucky to ALLTEL for $1.9 billion. The sale must be approved by the Kentucky public service commission, the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

We offer long distance service nationwide, except in those states served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the Telecommunications Act of 1996. We now have authority to offer in-region long distance service in four states in the former Bell Atlantic territory, accounting for more than half of the lines served by the former Bell Atlantic. In addition to the New York order released in December 1999, on April 16, 2001, July 23, 2001, and September 19, 2001, the FCC released orders approving our applications for permission to enter the in-region long distance market in Massachusetts, Connecticut and Pennsylvania, respectively. Both the Massachusetts and Pennsylvania orders are currently on appeal to the U.S. Court of Appeals.

We have now filed state applications for support of our anticipated applications with the FCC for permission to enter the in-region long distance market in Rhode Island, New Hampshire, Vermont, Maine and New Jersey.

FCC REGULATION AND INTERSTATE RATES

Access Charges and Universal Service

On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for special access services was set at 6.5 percent per year.

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections of Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

OTHER MATTERS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under some conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in our investments in equity investees will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

o    the duration and extent of the current economic downturn;

o materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

o    material changes in available technology;

o an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

o the final outcome of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, and unbundled network element and resale rates;

o the extent, timing, success and overall effects of competition from others in the local telephone and toll service markets;

o the timing and profitability of our entry and expansion in the national long distance market;

o our ability to combine former Bell Atlantic and GTE operations, satisfy regulatory conditions and obtain revenue enhancements and cost savings;

o    the profitability of our broadband operations;

o the ability of Verizon Wireless to achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources;

o the continuing financial needs of Genuity, our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability;

o our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on September 11, 2001; and

o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit
      Number
      -------

        12       Computation of Ratio of Earnings to Fixed Charges.


(b)   Reports on Form 8-K filed during the quarter ended September 30, 2001:

      A Current Report on Form 8-K, dated July 31, 2001, was filed containing a press release announcing our second quarter 2001 financial results and supplemental information about our revised 2001 earnings guidance. It also included a current ratio of earnings to fixed charges.

      A Current Report on Form 8-K, dated August 2, 2001, was filed containing adjusted base information about our revised 2001 earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VERIZON COMMUNICATIONS INC.

Date: November 14, 2001                 By /s/ Lawrence R. Whitman
                                           ------------------------------------
                                           Lawrence R. Whitman
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)







UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 7, 2001.

                                 EXHIBIT INDEX

Exhibit
Number
-------

   12            Computation of Ratio of Earnings to Fixed Charges.