Form 10-K
period 2001-12-31
VERIZON COMMUNICATIONS INC
filed 2002-03-20
CIK 732712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

       (Mark one)
           [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

       Registrant's telephone number, including area code:(212) 395-2121

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
       Title of each class                        which registered
       -------------------                        ----------------
Common Stock, $.10 par value ...........    New York, Philadelphia, Boston,
                                            Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:
                                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

At January 31, 2002, the aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $125,388,000,000.

At January 31, 2002, 2,717,198,915 shares of the registrant's Common Stock were outstanding, after deducting 34,451,569 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant's Annual Report to Shareowners for the year ended December 31, 2001 (Parts I and II).

Portions of the registrant's Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareowners (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

Item No.                                                                                                  Page
--------                                                                                                  ----
                                                           PART I
1.        Business....................................................................................     1
2.        Properties..................................................................................    15
3.        Legal Proceedings...........................................................................    16
4.        Submission of Matters to a Vote of Security Holders.........................................    16
Executive Officers of the Registrant..................................................................    16

                                                          PART II

5.        Market for the Registrant's Common Equity and Related Stockholder Matters...................    17
6.        Selected Financial Data.....................................................................    17
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......    17
7A.       Quantitative and Qualitative Disclosures About Market Risk..................................    17
8.        Financial Statements and Supplementary Data.................................................    17
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    17

                                                          PART III

10.       Directors and Executive Officers of the Registrant..........................................    17
11.       Executive Compensation......................................................................    17
12.       Security Ownership of Certain Beneficial Owners and Management..............................    18
13.       Certain Relationships and Related Transactions..............................................    18

                                                          PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    18

      Unless otherwise indicated, all information is as of March 13, 2002

PART I

Item 1.  Business

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Verizon Communications Inc. is one of the world's leading providers of communications services. We are a Fortune 10 company with more than $67 billion in annual revenues reported in 2001 and approximately 247,000 employees. Our subsidiaries are the largest providers of wireline and wireless communications in the United States, with 132.1 million access line equivalents and 29.4 million wireless customers. Our global presence extends to more than 40 countries in the Americas, Europe, Asia and the Pacific.

Verizon was formerly known as Bell Atlantic Corporation, which was incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000, when Bell Atlantic Corporation merged with GTE Corporation in a transaction accounted for as a pooling-of-interests business combination. Bell Atlantic completed a merger with NYNEX Corporation on August 14, 1997.

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121).

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom    Domestic wireline communications services, principally
                    representing our telephone operations that provide local telephone services in 32 states and the District of Columbia. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones.
                    This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services, research and development and inventory management services.

Domestic Wireless   Domestic wireless products and services include wireless
                    voice and data services, paging services and equipment sales.

International       International wireline and wireless communications
                    operations, investments and management contracts in the Americas, Europe, Asia and the Pacific.

Information         Domestic and international publishing businesses, including
Services            print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

You can find segment financial information under the heading "Segment Results of Operations" on pages 11 through 17 and in Note 21 on pages 58 through 60 of the 2001 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

--------------------------------------------------------------------------------
Domestic Telecom
--------------------------------------------------------------------------------

OPERATIONS

Our Domestic Telecom segment, principally representing our wireline telephone operations, provided approximately 64% of 2001 total operating revenues. Our telephone operations presently serve a territory consisting of 132.1 million access line equivalents in 32 states and the District of Columbia. This segment also provides long distance and other telecommunication services. Domestic Telecom provides mainly two types of telecommunications services:

..    Exchange telecommunications service is the transmission of telecommunications among customers located within a local calling area within a local access and transport area (LATA). Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance) and toll services outside a LATA (interLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

We have organized our Domestic Telecom segment into five marketing units operating across our telephone subsidiaries. The units focus on specific markets. We are not dependent on any single customer. Our telephone operations remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes our Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and our Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses. Revenues in 2001 were approximately $7.4 billion, representing approximately 17% of Domestic Telecom's aggregate revenues.

The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services. Some of our long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. Under the Telecommunications Act of 1996 (1996 Act), our ability to offer in-region long distance services in the states where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers is largely dependent on satisfying prescribed requirements. See "Telecommunications Act of 1996" below. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary that markets customer premises equipment to the end-user. Revenues in 2001 were approximately $23.5 billion, representing approximately 54% of Domestic Telecom's aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Network unit markets (i) switched and special access to the telephone operations' local exchange networks and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. Revenues in 2001 were approximately $10.7 billion, representing approximately 25% of Domestic Telecom's aggregate revenues. Approximately 39% of total Network service revenues were derived from interexchange carriers. Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation and emerging business management.

The Advanced Services unit markets our ADSL (Asymmetrical digital subscriber line) and Internet access services. Our Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology. Revenues in 2001 were approximately $633 million, representing approximately 2% of Domestic Telecom's aggregate revenues. These revenues were derived primarily from the provision of data services.

The National Operations unit markets our Communications and Construction services that supply installation and repair labor and manages our Supply unit that is responsible for the procurement and management of inventory and supplies for our telephone operations, as well as other subsidiaries. Our Supply unit also sells material and logistic services to third parties. Revenues in 2001 (after eliminations and combined with all other Domestic Telecom revenues) were approximately $877 million, representing approximately 2% of Domestic Telecom's aggregate revenues.

TELECOMMUNICATIONS ACT OF 1996

We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations, or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act and technological advances.

In-Region Long Distance

We offer long distance service nationwide, except in those states served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the 1996 Act. Under the 1996 Act, our ability to offer in-region long distance services in the states where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that our entry into the in-region long distance market would be in the public interest.

We now have authority to offer in-region long distance service in five states in the former Bell Atlantic territory, accounting for more than half of the lines served by the former Bell Atlantic. In addition to its New York order released in December 1999, the FCC released orders on April 16, 2001, July 23, 2001, September 19, 2001 and February 22, 2002, approving our applications for permission to enter the in-region long distance market in Massachusetts, Connecticut, Pennsylvania and Rhode Island, respectively. Both the Massachusetts and Pennsylvania orders are currently on appeal to the U.S. Court of Appeals.

We have filed applications with the FCC to offer long distance service in New Jersey and Vermont. We expect the FCC to rule on those applications by March 20, 2002 and April 17, 2002, respectively. We have also filed state applications for support of anticipated applications with the FCC for permission to enter the in-region long distance market in New Hampshire, Delaware and Maine. Third-party testing of our operations support systems is in its final stages in Virginia, West Virginia, Maryland and the District of Columbia.

FCC REGULATION AND INTERSTATE RATES

Our telephone operations are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

On May 31, 2000, the FCC adopted a plan advanced by members of the industry (the Coalition for Affordable Local and Long Distance Services, or CALLS) as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

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

As a result of tariff adjustments which became effective in July 2001, approximately 80% of our access lines reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, we were authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps. We have an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals.

Unbundling of Network Elements (UNEs)

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

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision has been stayed pending review by the U.S. Supreme Court. In addition, the court upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model rather than historical costs. The U.S. Supreme Court currently has this case under review.

In December 2001, the FCC opened its triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

STATE REGULATION OF RATES AND SERVICES

State public utility commissions regulate our telephone operations with respect to intrastate rates and services and other matters. In many jurisdictions the telephone operations have been able to replace rate of return regulation with price regulation plans.

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

California

Verizon California's operations in California have operated under the New Regulatory Framework (NRF) since 1990. The NRF allows for a gradual transition to less regulation on a service-by-service basis. The NRF is reviewed every three years and currently has the following features:

..    Earnings Ceiling: The ceiling is suspended.

..    Price Cap Index: By setting inflation equal to productivity, the California
     Public Utilities Commission (CPUC) has suspended the price cap index. Limited exogenous changes are allowed. Generally, exogenous changes are changes unique to or specifically targeted to a company that are beyond its control (in this case, changes are permitted only for matters mandated by the CPUC or changes in total intrastate cost recovery resulting from changes between federal and state jurisdictions).

..    Price Flexibility: Services fall into three categories.

     Category I services cannot be changed without CPUC approval.

     Category II services are partially competitive and can be adjusted within a ceiling/floor range. The current price (effectively the ceiling) cannot be increased without a formal application.

     Category III services are considered competitive and can be increased or decreased on short notice.

..    New Services: New services can be classified as Category II or III. If introduced as Category III, Verizon California must demonstrate insignificant market power.

The CPUC will review NRF features during 2002.

Nevada

Verizon California's operations in Nevada are subject to rate of return regulation.

Verizon Delaware Inc.

Since 1994, Verizon Delaware has been regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (Delaware Telecommunications Act). The Delaware Telecommunications Act provides the following:

..    The prices of "Basic Telephone Services" (e.g., dial tone and local usage)
     will remain regulated and cannot change in any one year by more than the Gross Domestic Product - Price Index (GDP-PI) less 3%.

..    The prices of "Discretionary Services" (e.g., Identa Ring(SM) and Call
     Waiting) cannot increase more than 15% per year per service.

..    The prices of "Competitive Services" (e.g., voice messaging and message toll service) are not subject to tariff or regulation.

..    Verizon Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

In April 2001, the Delaware Public Service Commission approved Verizon Delaware's request for an extension of the current incentive regulation plan until one year after Verizon Delaware obtains authority to enter the long distance market, or March 2004, whichever occurs first. In exchange for the extension, Verizon Delaware agreed to cap basic rates until December 31, 2002.

Verizon Florida Inc.

Florida statutes govern the price cap plan. Beginning January 1, 2001, Verizon Florida was able to raise basic local rates on 30 days notice once in any 12-month period not to exceed the GDP-PI less 1%. Verizon Florida may increase rates for non-basic services but increases for any category cannot exceed 6% in any 12-month period unless another company is providing service in a given exchange, at which time Verizon Florida can increase its price up to 20% in a 12-month period. Earnings are not regulated.

Verizon Hawaii Inc.

Verizon Hawaii's telephone operations are subject to rate of return regulation.

Verizon Maryland Inc.

In 1996, the Public Service Commission of Maryland approved a price cap plan for regulating the intrastate services provided by Verizon Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation as reflected in the Consumer Price Index (CPI). Rates for Competitive Services may be increased without regulatory limits. Regulation of profits is eliminated. A review of the current price cap plan is scheduled for 2002.

Verizon New England Inc.

Maine

In June 2001, the Maine Public Utilities Commission ordered the continuation of an Alternative Form of Regulation (AFOR) for Verizon Maine for a second five-year term. Key aspects of the new plan:

..    Eliminates annual filings to adjust rates of core services;

..    Eliminates the 4.5% productivity factor applied in the initial AFOR term;

..    Provides total pricing flexibility for all services except local service, operator services and directory assistance;

..    Allows an increase in local service rates that offsets (in whole or in part) a legislatively required access charge reduction;

..    Rejects proposals to institute over 9,000 retail service quality measures and instead continues the current service quality plan with some modifications; and

..    Requires monitoring of Verizon's toll rate/revenue reductions to insure that toll users benefit from the access reductions, either in reduced toll rates from Verizon, or in toll savings from alternative carriers. At the end of a two-year monitoring period that began December 31, 2000, Verizon Maine's toll rates/revenues must be $19.8 million lower, or additional cuts in toll rates will be required. Thereafter, toll rates are unrestricted.

Massachusetts

In 1995, the Massachusetts Department of Telecommunications and Energy (MDTE) approved a price regulation plan for Verizon New England, with no restriction on earnings. Some residence exchange rates are capped. Pricing rules limit Verizon New England's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus limited exogenous changes. In addition, Verizon New England's service quality performance levels in any given month could result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

The current plan expired in August 2001. Verizon New England has filed a proposed new plan, which is being reviewed by the MDTE. It is anticipated that a new plan will be adopted during the third quarter of 2002.

New Hampshire

Verizon New England's operations in New Hampshire are currently subject to rate of return regulation.

Rhode Island

In 1996, the Rhode Island Public Utilities Commission (RIPUC) approved an incentive regulation plan for Verizon New England. The plan had no earnings cap or sharing mechanism and no set term or expiration, although it was subject to annual review by the RIPUC. Other features of the plan included service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999. In August 2000, the RIPUC approved a new incentive regulation plan for Verizon New England, with no restriction on earnings. This plan essentially continued the plan adopted in 1996 with adjustments to service quality standards, increases in lifeline credits, funding for data network access for schools and libraries and a residential rate freeze for the duration of the plan, which expired December 31, 2001. The RIPUC has directed Verizon New England to file a new plan by May 1, 2002.

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

Verizon New Jersey Inc.

The 1992 New Jersey Telecommunications Act classifies telecommunications services as "competitive" or "protected." "Protected telephone services" include basic residence and business local service, touch-tone, access services and the ordering, installation and restoration of these services. Verizon New Jersey provides "protected telephone services" and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which is now scheduled to expire on March 31, 2002.

There is no cap on earnings for Rate-Regulated Services. Under the terms of the plan, Verizon New Jersey shares equally with ratepayers earnings above a 13.7% return on equity for Rate-Regulated Services.

Verizon New Jersey filed a new proposed Plan for Alternative Form of Regulation which proposes to leave basic rates unchanged, eliminate earnings sharing and treat multi-line business services as "competitive." The New Jersey Board of Public Utilities (NJBPU) has stated its intention to adopt a new plan by June 30, 2002.

On December 17, 2001, the NJBPU released an order in which it prescribed new rates, terms and conditions under which Verizon New Jersey is required to make its network available to competitive local exchange carriers (CLECs). Many of these rates constitute substantial reductions to Verizon New Jersey's prior UNE rates. Verizon New Jersey is currently considering whether to seek judicial review of these rates.

Verizon New York Inc.

The New York State Public Service Commission (NYSPSC) has adopted a new incentive plan to regulate the services of Verizon New York, effective March 1, 2002. The plan provides pricing flexibility, adopts new service quality standards and does not restrict Verizon New York's earnings. The plan will expire in 2004, except that the service quality provisions of the plan will expire in 2005.

The new plan:

..    Permits Verizon New York to increase its retail rates by 3% of its intrastate revenues per year in each of the two years of the plan, but limits any increase on residence service first lines to $1.85 in 2002 and $.65 in 2003, and freezes rates and lowers service connection charges for low income consumers;

..    Establishes state-wide service quality standards, with the potential for customer credits and restrictions on Verizon New York's pricing flexibility if it fails to meet those standards;

..    Establishes that the rates provided in the NYSPSC's January 2002 order on pricing of UNEs will remain in effect for the duration of the plan; and

..    Requires Verizon New York to transition to generally accepted accounting principles accounting for preparing financial statements for regulatory purposes, over a three-year period.

On January 28, 2002, the NYSPSC issued an order mandating substantial reductions in the rates that Verizon New York may charge its local exchange competitors for access to UNEs.

Verizon New York's operations in Connecticut have been subject to rate of return regulation. In February 2001, the Department of Public Utility Control adopted an incentive regulation plan proposed by Verizon New York, which eliminates regulation of earnings and provides other deregulatory benefits.

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

Pennsylvania

On July 26, 2001, the Pennsylvania Public Utility Commission (PPUC) rejected, in part, and accepted, in part, a proposed price cap plan filed by Verizon North. The PPUC accepted, with some modification, that part of the plan that provided for the deregulation of the pricing of competitive services; elimination of earnings sharing; adoption of a productivity factor based on inflation; a provision to adjust rates for exogenous events; and a price cap of rates of protected services. The PPUC rejected that part of Verizon North's plan that provided for improvement of Verizon North's network infrastructure. On November 26, 2001, Verizon North filed a revised infrastructure plan with the PPUC. We anticipate that the PPUC will conclude review of this plan by the second quarter of 2002.

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

Verizon Northwest Inc.

California

Verizon Northwest's California operations are subject to rate of return regulation.

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

Verizon Pennsylvania Inc.

The PPUC regulates Verizon Pennsylvania under an Alternative Regulation Plan approved in 1994. The plan provides for a pure price cap plan with no sharing of earnings with customers and replaces rate base, rate of return regulation. Competitive services, including toll, directory advertising, billing services, Centrex service, paging, speed calling, repeat calling, and HiCap (high capacity private line) and business services provided to larger customers are price deregulated. All noncompetitive services are price regulated.

The plan:

..    permits annual price increases up to, but not exceeding, the GDP-PI minus
     2.93%;

..    requires annual price decreases when the GDP-PI falls below 2.93%;

..    caps prices for protected services, including residential and business basic exchange services, special access and switched access, through 1999; and

..    permits revenue-neutral rate restructuring for noncompetitive services.

The PPUC's order approving the Bell Atlantic-GTE merger extended the cap on residential and business basic exchange services through 2003.

The plan requires Verizon Pennsylvania to provide a Lifeline Service for residential customers. The plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998, 50% by 2004, and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

On March 22, 2001, the PPUC proposed that Verizon Pennsylvania adopt a functional separation between its retail and wholesale businesses, and abide by a code of conduct in its operations between the retail and wholesale businesses. Verizon Pennsylvania accepted this proposal and agreed to such a functional separation in its Pennsylvania operations. The PPUC has not yet adopted a final code of conduct to govern the functional separation.

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

North Carolina

Verizon South's operations in North Carolina have been under a price cap plan since 1996 that is subject to review in 2002. Earnings are not regulated and local rates can be increased by GDP-PI less 2%. Rate increases are effective on fourteen days notice. Verizon South has complete flexibility to increase rates for billing and collection, Centrex, and enhanced digital switch service.

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

Virginia

On December 21, 2000, the Virginia State Corporation Commission (VSCC) approved a price cap plan for Verizon South that is substantially similar to Verizon Virginia's plan described below.

The new plan was effective January 1, 2001 and has no expiration date.

Verizon Southwest

The Texas Public Utilities Commission regulates Verizon Southwest under a price cap plan with no cap on earnings pursuant to the Public Utility Regulatory Act
(PURA). The plan places services into four categories:

..    Basic services - These include basic local residential charges such as service connection, mandatory expanded calling plans and residential call waiting. Price increases prior to September 1, 2005 are only allowed to adjust for changes in FCC separations that affect net income by at least 10% and for rate group reclassifications due to access line growth. After September 1, 2005, price increases require approval. Full packaging (an integrated offering of some or all of our products and services) is allowed.

..    Non-basic services - This category only includes switched access, which is price-capped until September 1, 2005. Decreases can be made to the LRIC. The statute contains no expiration provision.

..    Price-capped non-basic services - These services include basic local business charges such as service connection and BRI-ISDN (Basic Rate Interface - Integrated Services Digital Network). These services are price-capped until September 1, 2005. Decreases can be made to the LRIC. Full packaging is allowed.

..    Non-basic services without caps - This category represents all other regulated services, including intraLATA toll, custom calling features (except residential call waiting), special access, operator services, PBX and ISDN services. These services have unlimited upward pricing flexibility. Decreases can be made to the LRIC (with imputation) or the prices in effect on September 1, 1999, whichever is less. Full packaging is allowed.

Verizon Virginia Inc.

Effective in 1995, the VSCC approved an alternative regulatory plan that regulates Verizon Virginia's noncompetitive services on a price cap basis and does not regulate Verizon Virginia's competitive services. The plan does not regulate profits. In June 2001, the VSCC modified the plan and extended the moratorium on rate increases for basic local telephone service until 2004. The plan has no expiration date.

Verizon Washington, DC Inc.

On February 28, 2002, the District of Columbia Public Service Commission (DCPSC) approved a new price cap plan for local retail services provided by Verizon Washington, DC. Key provisions of the 2002 plan include:

..    a two year term;

..    no earnings restrictions, service penalties or revenue sharing;

..    four service categories: basic residential, basic business, discretionary and competitive;

..    a cap on residential dial tone line rates for the term of the plan and a reduction in residential service connection charges;

..    annual pricing flexibility for all other basic residential services, with the increase in total revenues from these services limited to the annual inflation rate (as measured by the change in GDP-PI) and increases for any individual service in the category limited to 10%;

..    classification of all business services as competitive with complete pricing flexibility except for basic business dial tone lines, PBX trunks, local directory service and message units, which are subject to a 10% annual limit on any rate increase;

..    pricing flexibility on discretionary services, with a 15% annual limit on any rate increase;

..    flexibility to bundle or package existing services; and

..    assistance by Verizon Washington, DC to the District of Columbia government to set up "211" dialing for District of Columbia social services agencies, as well as additional social services infrastructure investments and one-time customer discounts.

Verizon West Virginia Inc.

On October 3, 2001, the West Virginia Public Service Commission (WVPSC) approved Verizon West Virginia's new Incentive Regulation Plan (IRP). The new IRP continues, until December 31, 2005, the flexible price regulation of competitive services, caps on basic rates, infrastructure commitments and unlimited earnings freedom that have been in place since 1988. In addition, long distance, wide area telephone service and national directory assistance will be rate-deregulated, and Verizon West Virginia may petition for the rate deregulation of any other service, except basic residential service, as early as January 1, 2002.

The new IRP also resolves the pending request by interexchange carriers, the WVPSC staff and the WVPSC Consumer Advocate Division (CAD) for immediate annual access charge decreases. Verizon West Virginia will phase-in an annual rate decrease of $19.2 million by July 2004. Cumulative rate reductions will be $91.7 million over the five-year life of the IRP, and total annual reductions by the end of the IRP will be $26 million. With the approval of the IRP, the CAD's petition for an immediate $81.6 million annual rate reduction has been dismissed.

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

One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our telephone operations, to permit potential competitors (CLECs) to:

..    purchase service from the ILEC for resale to CLEC customers;

..    purchase UNEs from the ILEC; and/or

..    interconnect the CLEC's network with the ILEC's network.

As a result, competition in our local exchange markets continues to increase. Our telephone operations are generally required to sell their services to CLECs at discounts of approximately 38% from the prices our telephone operations charge their retail customers. Our state regulators in New York and New Jersey have recently mandated reductions in the rates we charge local exchange competitors for access to UNEs. A number of other state regulators are initiating similar proceedings. See "State Regulation of Rates and Services."

Long Distance Services

We offer intraLATA and interLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. All of our state regulatory commissions (except in the District of Columbia, where intraLATA toll service is not provided) permit other carriers to offer intraLATA toll services within the state. InterLATA toll calls terminate outside the LATA of origination. We offer interLATA long distance services nationwide, except in those states served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the 1996 Act. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships.

Alternative Access Services

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

Wireless Services

Wireless services also constitute a significant source of competition to our wireline telecommunications services, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Public Telephone Services

The growth of wireless communications has significantly decreased usage of public telephones, as more customers are substituting wireless services for public telephone services. In addition, we face competition from other providers of public telephone services.

Operator Services

Our operator services product line faces competition from alternative operator services providers and Internet service providers.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

OPERATIONS

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales in the United States, principally through Verizon Wireless.

Verizon Wireless is the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage, revenues and operating cash flow. Verizon Wireless has the largest customer base of any U.S. wireless provider, with 29.4 million wireless subscribers as of December 31, 2001, and provides wireless voice and data services across the United States. Approximately 248 million people reside in areas of the United States in which we have FCC licenses to offer our services and 221 million people reside in areas covered by our service. We provide digital coverage in areas where approximately 205 million people reside, including in almost every major U.S. city.

Wireless licenses are granted by the FCC for an initial 10-year term and are renewable for successive 10-year terms. To date, all Verizon Wireless and predecessor company (see following formation discussion) wireless licenses have been successfully renewed.

In September 1999, Bell Atlantic and Vodafone Group plc agreed to combine their U.S. wireless telecommunication businesses and form Verizon Wireless. In April 2000, Vodafone contributed U.S. wireless operations (AirTouch) and its interest in PrimeCo Communications to Verizon Wireless in exchange for a 65.1% economic interest in Verizon Wireless. Bell Atlantic contributed its U.S. wireless operations and its interest in PrimeCo to Verizon Wireless. In July 2000, after the merger of Bell Atlantic and GTE, Verizon contributed GTE's U.S. wireless operations to Verizon Wireless, increasing Verizon's economic interest in Verizon Wireless from 34.9% to 55%.

Verizon Wireless brought together the operations of four well-recognized U.S. wireless carriers: Bell Atlantic Mobile, GTE Wireless, AirTouch and PrimeCo, resulting in the formation of the most extensive wireless network in the United States.

Bell Atlantic Mobile

Bell Atlantic Mobile, based in Bedminster, New Jersey, had 8.0 million customers as of March 31, 2000. It operated in 18 states and the District of Columbia and 12 of the top 50 U.S. markets, including Baltimore, Boston, New York City, Philadelphia and Washington, D.C.

GTE Wireless

GTE Wireless had more than 7.0 million U.S. wireless customers in June 2000. It operated in 19 states and 18 of the top 50 United States markets, including Chicago, Cleveland, Houston, San Francisco and St. Louis. GTE Wireless was based in Atlanta, Georgia and a subsidiary of GTE Corporation.

AirTouch

AirTouch, based in San Francisco, California and owned by Vodafone, served nearly 10 million wireless customers and 3.5 million paging customers in the United States as of March 31, 2000. It operated broadband wireless networks in 22 states and 18 of the top 50 U.S. markets, including Atlanta, Detroit, Los Angeles, Phoenix, San Diego and Seattle.

PrimeCo

PrimeCo was formed in October 1994 as a limited partnership to provide advanced wireless digital communications services over an all-digital wireless network. As of March 31, 2000, PrimeCo had more than 1.5 million subscribers. Immediately prior to its contribution to the partnership, PrimeCo was a partnership between Bell Atlantic and Vodafone. Based in Westlake, Texas, PrimeCo operated in nine states and 13 of the top 50 United States markets, including Dallas, Miami, San Antonio and Tampa.

The preceding customer numbers include overlapping markets that have been subsequently sold.

Price Communications

In December 2001, Verizon Wireless and Price Communications Corporation agreed to combine the business operations of Price Communications Wireless, Inc. and a portion of Verizon Wireless, in a transaction valued at $1.7 billion, including $550 million in net debt that will be assumed or redeemed. Under the terms of the transaction, which replaces an agreement announced by the companies in November 2000, Price Communications Wireless and Verizon Wireless will form a limited partnership consisting of substantially all of the assets of Price Communications' wireless operations and some of Verizon Wireless's assets. Verizon Wireless will control and manage the partnership. Price Communications' partnership interest will be exchangeable into Verizon Wireless or Verizon stock, subject to several conditions. The transaction, which remains subject to the approval of Price Communications' shareholders and other customary closing conditions, will significantly expand the company's footprint in the Southeastern U.S. and add approximately 560,000 customers.

Dobson's Wireless Operations

In November and December 2001, we announced that Verizon Wireless signed definitive agreements to acquire several of Dobson Communications Corporation's (Dobson) wireless operations in California, Georgia, Ohio, Tennessee and Arizona. The transactions closed in February 2002. The acquired Dobson properties serve a population of approximately 1.2 million.

COMPETITION

There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the consolidation of the industry, the entry of new competitors, the development of new technologies, products and services, the auction of additional spectrum and regulatory changes. Other wireless providers serve each of the markets in which we compete. We currently provide service to 49 of the top 50 markets in the U.S., and these 49 markets have an average of five other competing wireless providers. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers.

We compete against five other national wireless service providers: AT&T Wireless, Cingular Wireless, Nextel Communications, Inc., Sprint PCS and VoiceStream. In addition, we compete against several regional wireless companies in markets where we provide service. Additional competitors are seeking to enter the market using new types of spectrum. The wireless communications industry has been experiencing consolidation, and we expect that this trend will continue. This consolidation trend may enhance the ability of wireless service providers with substantial financial, technical, marketing and other resources to compete with our offerings.

We believe that the following are the most important competitive factors in our industry:

Brand Recognition:  We introduced the Verizon Wireless brand name in April 2000
-----------------
and believe that we have developed strong brand recognition.

Network Coverage: In recent years, competition in our industry has led to lower
----------------
prices and to the popularity of pricing plans that do not charge for roaming. As a result, the ability to offer national coverage through a company's own network is important, including the ability to ensure uniform performance and the availability of features throughout the country, as many features are not fully available through roaming partners.

Digital Service and Technology:  Digital service offers benefits to the customer
------------------------------
and also permits a network to have greater capacity.

Customer Service:  Quality customer service and care is essential to ensure
----------------
that existing customers do not terminate service and to obtain new customers.

Capital Resources:  In order to expand and build-out networks and introduce
-----------------
next generation services, wireless providers require significant capital resources.

As a result of competition, we may encounter further market pressures to reduce our service prices, restructure our service packages to offer more value, or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market. We also expect to increase our advertising and promotional spending to respond to competition.

Our ability to compete successfully will depend in part on our marketing efforts and on our ability to anticipate and respond to various competitive factors affecting the industry, including the factors described above, new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.


--------------------------------------------------------------------------------
International
--------------------------------------------------------------------------------

Our International segment includes international wireline and wireless communications operations, investments and management contracts in the Americas, Europe, Asia and the Pacific, extending to approximately 40 countries. Our consolidated international investments as of December 31, 2001 included Grupo Iusacell S.A. de C.V. (Mexico), Codetel, C. por A. (Dominican Republic), CTI Holdings, S.A. (Argentina), Micronesian Telecommunications Corporation (Northern Mariana Islands) and Verizon Global Solutions Inc. As of December 31, 2001, our International segment managed approximately 10 million access lines and provided wireless services to approximately 39 million customers.

AMERICAS

Argentina

We own a 65.3% interest in CTI Holdings, S.A., (CTI) whose subsidiaries hold three concessions that, together, offer wireless services throughout Argentina. CTI also owns a long distance provider that primarily serves its wireless affiliates. At December 31, 2001, the consolidated CTI group served approximately 1.1 million wireless subscribers.

The National Telecommunications Commission of Argentina awarded wireless licenses to CTI-Interior in 1994. The Buenos Aires wireless licenses were awarded to CTI PCS Holdings, S.A. in 1999.

Canada

We own a 23.7% interest in TELUS Corporation, which is the full-service telecommunications provider in British Columbia, Alberta and parts of Quebec. TELUS also provides wireless, data, voice and Internet protocol services elsewhere in Central and Eastern Canada. TELUS served approximately 4.8 million access lines and provided wireless services to approximately 2.5 million subscribers as of December 31, 2001.

On October 20, 2000, TELUS acquired Clearnet Communications, a leading Canadian wireless company, creating Canada's largest wireless company in terms of annual revenue.

Dominican Republic

We own 100% of Codetel, C. por A., the principal telecommunications provider in the Dominican Republic. CODETEL provides local, wireless, national and international long distance and Internet access services throughout the Dominican Republic. At December 31, 2001, CODETEL served approximately 763,000 access lines and approximately 550,000 wireless customers.

Mexico

We own a 39.4% interest in, and control the management of, Grupo Iusacell, S.A. de C.V. (Iusacell), a telecommunications company which provides wireless long distance and data services primarily in the central and southern regions of Mexico. At December 31, 2001, Iusacell served approximately 1.9 million wireless customers.

Puerto Rico

As of December 31, 2001, we owned a 40% interest in Telecomunicaciones de Puerto Rico, Inc. (TELPRI), which owns Puerto Rico Telephone Company (PRTC), Puerto Rico's principal wireline company, and Verizon Wireless Puerto Rico, Inc.
(VWPR), one of the island's wireless companies. At December 31, 2001, PRTC served 1.3 million access lines and VWPR provided wireless services to approximately 327,000 customers.

On January 25, 2002, Verizon exercised its option to purchase an additional 12% of TELPRI common stock from the government of Puerto Rico. Verizon obtained the option as part of the March 1999 TELPRI privatization. Accordingly, Verizon now holds 52% of TELPRI stock and will begin consolidating TELPRI in 2002.

Venezuela

We own a 28.5% interest in Compania Anonima Nacional Telefonos de Venezuela (CANTV), Venezuela's full-service telecommunications provider. CANTV offers local, national and international long distance, Internet access and wireless services in Venezuela as well as public telephony, private network, data transmission, directory and other value-added services. At December 31, 2001, CANTV served approximately 2.7 million access lines and 2.5 million wireless customers.

Effective November 27, 2000, CANTV's exclusive concession to operate as a full-service telecommunications provider offering local and domestic and international long-distance service throughout Venezuela expired. CANTV is now subject to direct competition for these services.

EUROPE AND ASIA

Czech Republic and Slovakia

We own a 24.5% interest in Eurotel Praha, spol. s r.o. and a 24.5% interest in EuroTel Bratislava, a.s. Eurotel Praha provides voice, data and wireless Internet access over analog and digital Global System for Mobile Communications
(GSM) networks to the Czech Republic and EuroTel Bratislava provides voice and data over analog and digital GSM networks to Slovakia.

Gibraltar

Gibraltar NYNEX Communications Limited is the sole provider of wireline and wireless services to the country of Gibraltar. We currently own a 50% interest in the company. Our sole partner in the company is the Government of Gibraltar.

Italy

We own a 23.1% interest in Omnitel Pronto Italia, S.p.A. (Omnitel), an Italian digital cellular telecommunications company. Omnitel served over 17 million subscribers at December 31, 2001.

Indonesia

P.T. Excelcomindo Pratama (Excelcomindo) is a nationwide provider of GSM services in which we own a 23.1% interest. We also own a 36.7% interest of P.T. Citra Sari Makmur, a provider of data, voice and video communications.

Northern Mariana Islands

We are the sole shareholder of The Micronesian Telecommunications Corporation
(MTC), a provider of local services. At December 31, 2001, MTC served approximately 25,000 access lines and 6,000 wireless customers on the islands of Saipan, Tinian and Rota. In November 2001 an agreement was signed to sell MTC, which is subject to regulatory approval.

New Zealand

Telecom Corporation of New Zealand Limited (TCNZ) is the principal provider of telecommunications services in New Zealand, offering local, national and international long distance, Internet access and wireless services. Our current ownership level is 21.5%.

OTHER

Our International segment also includes several properties in which our investment is 20% or less. These include: Japan - Tu-Ka companies, 2.7% - 5%; Philippines - BayanTel, 19.4%; Taiwan - Taiwan Cellular Corporation, 13.0%; Thailand - TelecomAsia, 12.5%; Greece - STET Hellas Telecommunications SA, 17.5%; United Kingdom - Cable & Wireless plc (C&W), 4.6% and NTL Incorporated, 8.9%. With the exception of C&W, which has worldwide operations, all of these investments provide a variety of telecommunication and cable services to the country or a specific region within the country in which they reside.

FLAG

FLAG Telecom Holdings Ltd. (FLAG) owns and operates undersea fiber optic cable systems, providing digital communications links between Europe and Asia and North America. On June 6, 2001, we exercised an option to exchange 15 million shares in FLAG for shares in Tycom Ltd., which were subsequently exchanged for Tyco International Ltd. shares. As a result of this transaction, our interest in FLAG declined from 29.8% to 18.6%, and the investment is now accounted for on a cost basis.

Global Solutions

In February 2001, Verizon launched an initiative designed to expand our presence in the carrier and large business market. The new business unit, Global Solutions, will offer a primarily facilities based network which connects commercial centers around the world and provides an array of voice, data and Internet services.

INTERNATIONAL REGULATORY AND COMPETITIVE TRENDS

For several years, the telecommunications industry has been experiencing dynamic changes as national and international regulatory reforms embrace competition. This opportunity provided by the global market liberalization has allowed us to expand our international operations across the Americas, Europe, Asia and the Pacific.

In the Americas, the degree of liberalization varies widely among countries. In Argentina, CTI operates in a highly competitive marketplace. Argentina's wireless telecommunications industry was previously subject to substantial government regulation in a competitive environment. Deregulation of the industry started in October 1999 and was completed in November 2000.

In Venezuela, CANTV's wireless operations have faced competition for several years. In late 2000, the government opened the basic telephony market for local, national and international long distance service to competition and issued new guidelines governing interconnection and the use of wireless spectrum. CANTV, however, continues to be Venezuela's principal telecommunications provider.

In the Dominican Republic, CODETEL faces both wireline and wireless competitors. While the competition has slowed both access line and wireless subscriber growth, CODETEL remains the principal provider of local, national and international long distance, wireless and Internet services.

The Mexican wireless and long distance markets each have several significant competitors. During 2001, Iusacell made progress towards its goal of achieving a national wireless operating footprint with its fourth quarter acquisition of Grupo Portatel, S.A. de C.V., a wireless service provider in southern Mexico, and launch of wireless services in northeastern and northwestern Mexico. With respect to regulatory matters, Mexico's legal system continues to be unable to implement or enforce effective dominant carrier regulation against Telefonos de Mexico, S.A. de C.V. (Telmex), the dominant local wireline and long distance carrier, and Radiomovil Dipsa, S.A. de C.V. (Telcel), the dominant wireless provider. For example, in November 2001, Telmex and Telcel chose not to implement a new national numbering plan, placing Iusacell and other complying carriers at a competitive disadvantage. To date, the Mexican Ministry of Communications and Transport has chosen not to impose any sanctions against either carrier.

In Puerto Rico, five other facilities-based providers operate in the wireless market. All wireline services, including local, long distance, Internet access and data, have also experienced new competition. Nevertheless, TELPRI continues to be the principal provider of telecommunications services in Puerto Rico to both the business and consumer markets. With respect to regulatory matters, the Puerto Rico Telecommunications Regulatory Board recently issued an order requiring substantial reductions in access rates for intra-island long distance service.

In Asia, Taiwan Cellular Corporation continues to expand its wireless network system. Taiwan Cellular currently has 6.6 million subscribers, the highest number of subscribers of any wireless operator in the country.

In Greece, the government approved a bill deregulating the country's telecommunications market as of January 1, 2001, ending Hellenic
Telecommunications Organization SA's fixed line monopoly. In July 2001, STET Hellas was awarded a license for third-generation mobile spectrum.

In the Czech Republic, Eurotel Praha was awarded a license for the third-generation mobile spectrum in December 2001.

In Italy, Omnitel was awarded a license for third-generation mobile spectrum in 2000. Subsequently, in November 2001, the lives of the five third-generation mobile licenses issued were extended from 15 years to 20 years providing the operators additional time to recover their costs.

--------------------------------------------------------------------------------
Information Services
--------------------------------------------------------------------------------

Information Services is the world leader in print and online directory publishing and a content provider for electronic communications products and services. A leader in linking buyers and sellers, we produce Verizon SuperPages(R) print yellow and white pages directories, as well as the Internet's preeminent online directory, SuperPages.com(R). We pursue national and international growth by offering customers comprehensive advertising solutions that include bundled print and electronic commerce offerings.

Information Services provides sales, publishing and other related services for nearly 2,300 directory titles in 48 states, the District of Columbia and 14 countries. Total circulation is approximately 106 million copies in the U.S. and 44 million copies internationally.

In 2001, we acquired the TELUS's advertising services business in Canada from TELUS Corporation. This acquisition advances our growth strategy by expanding our existing Canadian footprint with the creation of a new company, Dominion Information Services, Inc.

Our directory publishing business competes within the yellow pages industry with five major U.S.-based directory publishers (SBC Communications Inc., BellSouth Corporation, Sprint Corporation, Yellow Book USA, and QwestDex), and encounters competition in nearly all our domestic print markets. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market.

--------------------------------------------------------------------------------
Recent Developments
--------------------------------------------------------------------------------

VERIZON WIRELESS

FCC Auction

On January 29, 2001, the bidding phase of the FCC reauction of 1.9 GHz C and F block broadband Personal Communications Services spectrum licenses, which began December 12, 2000, officially ended. Verizon Wireless was the winning bidder for 113 licenses. The total price of these licenses was $8,781 million, $1,822 million of which has already been paid. Most of the licenses that were reauctioned relate to spectrum that was previously licensed to NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively NextWave), which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum.

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC's cancellation and repossession of NextWave's licenses was unlawful. The FCC sought a stay of the court's decision which was denied. The FCC subsequently reinstated NextWave's licenses, but it has neither returned Verizon Wireless's payment on the NextWave licenses nor has it acknowledged that the court's decision extinguished Verizon Wireless's obligation to purchase the licenses. On October 19, 2001 the FCC filed a petition with the U.S. Supreme Court to reverse the U.S. Court of Appeals for the D.C. Circuit's decision. On March 4, 2002, the U.S. Supreme Court granted the FCC's petition and agreed to hear the appeal.

Timing of Initial Public Offering (IPO)

In November 2001, Verizon Wireless Inc. filed an amended registration statement with the Securities and Exchange Commission (SEC) in connection with the proposed IPO of its common stock. Since August 2000, when the Verizon Wireless Inc. registration statement was initially filed with the SEC, we have periodically reiterated that the IPO would occur when market conditions are favorable.

SALE OF ACCESS LINES

In July 2001, we announced that we were exploring the sale of 1.2 million access lines in Alabama, Kentucky and Missouri.

In October 2001, we agreed to sell all 675,000 of our switched access telephone lines in Alabama and Missouri to CenturyTel Inc. for $2.2 billion. The sale must be approved by the Missouri public service commission, the FCC and the Department of Justice (DOJ). The Alabama public service commission approved the sale in December 2001. We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002.

Also in October 2001, we agreed to sell approximately 600,000 access lines in Kentucky to ALLTEL Corporation for $1.9 billion. The sale has been approved by the Kentucky public service commission, and remains subject to approval by the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002.

--------------------------------------------------------------------------------
Employees
--------------------------------------------------------------------------------

As of December 31, 2001, Verizon and its subsidiaries had approximately 247,000 employees. Unions represent approximately 52% of our employees.

--------------------------------------------------------------------------------
Cautionary Statement Concerning Forward-Looking Statements
--------------------------------------------------------------------------------

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

The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

..    the duration and extent of the current economic downturn;

..    materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

..    material changes in available technology;

..    an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

..    the final outcome of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, and UNE and resale rates;

..    the extent, timing, success, and overall effects of competition from others in the local telephone and toll service markets;

..    the timing and profitability of our entry and expansion in the national long distance market;

..    our ability to satisfy regulatory merger conditions and obtain combined company revenue enhancements and cost savings;

..    the profitability of our broadband operations;

..    the ability of Verizon Wireless to achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources;

..    the continuing financial needs of Genuity Inc., our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability;

..    our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on September 11, 2001; and

..    changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 2.  Properties

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $170 billion at December 31, 2001 and $159 billion at December 31, 2000, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

                                                               2001      2000
--------------------------------------------------------------------------------
Network equipment                                              77.9%     78.5%
Land, buildings and building equipment                          8.3       8.2
Furniture and other equipment                                   9.2       8.0
Other                                                           4.6       5.3
                                                        ------------------------
                                                              100.0%    100.0%
                                                        ========================

Our properties are divided among our operating segments as follows:

                                                               2001      2000
--------------------------------------------------------------------------------
Domestic Telecom                                               73.1%     83.0%
Domestic Wireless                                              21.5      13.4
International                                                   3.9       2.4
Information Services                                            0.3       0.4
Corporate and Other                                             1.2       0.8
                                                        ------------------------
                                                              100.0%    100.0%
                                                        ========================


"Network equipment" consists primarily of aerial cable, underground cable, conduit and wiring, wireless plant, telephone poles, switching equipment, transmission equipment and related facilities. "Land, buildings and building equipment" consists of land and land improvements and central office buildings. "Furniture and other equipment" consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2001, substantially all of the access lines were served by digital capability.

--------------------------------------------------------------------------------
Capital Expenditures
--------------------------------------------------------------------------------

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures for Domestic Telecom were approximately $11.5 billion in 2001, $12.1 billion in 2000 and $10.1 billion in 1999. Capital expenditures for Domestic Wireless were $5.0 billion in 2001, $4.3 billion in 2000 and $1.5 billion in 1999. Capital expenditures for International, Information Services and Corporate and Other businesses were approximately $.9 billion in 2001, $1.2 billion in 2000 and $1.4 billion in 1999. Capital expenditures exclude additions under capital leases. We expect capital expenditures in 2002 to be in the range of $15 billion to $16 billion.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

--------------------------------------------------------------------------------
Executive Officers of the Registrant
--------------------------------------------------------------------------------

Set forth below is information with respect to our executive officers.


                                                                                                                        Held
Name                             Age     Office                                                                        Since
----------------------------     ---     -----------------------------------------------------------------------       -----
Charles R. Lee                   62      Chairman and Co-Chief Executive Officer *                                     2000
Ivan G. Seidenberg               55      President and Co-Chief Executive Officer *                                    2000
Lawrence T. Babbio, Jr.          57      Vice Chairman and President                                                   2000
Mary Beth Bardin                 47      Executive Vice President - Public Affairs and Communications                  2000
William P. Barr                  51      Executive Vice President and General Counsel                                  2000
David H. Benson                  52      Executive Vice President - Strategy, Development and Planning                 2000
William F. Heitmann              52      Senior Vice President and Treasurer                                           2000
Michael T. Masin                 57      Vice Chairman and President                                                   2000
Frederic V. Salerno              58      Vice Chairman and Chief Financial Officer                                     2000
Ezra D. Singer                   47      Executive Vice President - Human Resources                                    2000
Dennis F. Strigl                 55      Executive Vice President and President - Domestic Wireless                    2000
Lawrence R. Whitman              50      Senior Vice President and Controller                                          2000

* Effective April 1, 2002, Mr. Lee will be Chairman of the Board, and Mr. Seidenberg will be President and Chief Executive Officer.

Prior to serving as an executive officer, each of the above officers have held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading in the common stock of Verizon Communications is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific and Philadelphia stock exchanges. As of December 31, 2001, there were 1,197,000 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

                                                Market Price
                                         ---------------------------       Cash Dividend
                                           High                Low            Declared
-----------------------------------------------------------------------------------------

2001:        First Quarter                 $57.13             $43.80             $.385
             Second Quarter                 56.99              47.00              .385
             Third Quarter                  57.40              48.32              .385
             Fourth Quarter                 55.99              46.90              .385

2000:        First Quarter                 $63.19             $47.38             $.385
             Second Quarter                 66.00              49.50              .385
             Third Quarter                  56.88              39.06              .385
             Fourth Quarter                 59.38              45.19              .385

Item 6.  Selected Financial Data

Information required by this item is included in the 2001 Verizon Annual Report to Shareowners under the heading "Selected Financial Data" on page 10, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2001 Verizon Annual Report to Shareowners under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 30, which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2001 Verizon Annual Report to Shareowners under the heading "Market Risk" on pages 25 through 26, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Information required by this item is included in the 2001 Verizon Annual Report to Shareowners on pages 31 through 63, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated September 7, 2000.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the Proxy Statement for our 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11.  Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

For information with respect to the security ownership of the Directors and Executive Officers, see the Proxy Statement for our 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      Documents filed as part of this report:

                                                                          Page
                                                                         ------
         (1)  Report of Independent Auditors                                *

              Financial Statements covered by Report of Independent
                  Auditors:
                Consolidated Statements of Income                           *
                Consolidated Balance Sheets                                 *
                Consolidated Statements of Cash Flows                       *
                Consolidated Statements of Changes in Shareowners'
                  Investment                                                *
                Notes to Consolidated Financial Statements                  *

              * Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 2001. (See Part II.)

         (2)  Financial Statement Schedule

              II - Valuation and Qualifying Accounts                       21

         (3)  Exhibits

Exhibit
Number
------

3a Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (Exhibit 3a to Form 10-K for the year ended December 31, 2000).

3b Bylaws of Verizon, as amended and restated (Exhibit 3b to Form 10-K for the year ended December 31, 2000).

4 No instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Description of Verizon Deferred Compensation Plan for Non-Employee Directors (Exhibit 10a to Form 10-K for the year ended December 31, 2000).*

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

10e Description of Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit 10c to Form 10-K for the year ended December 31, 1999).*

10f Bell Atlantic Directors' Charitable Giving Program, as amended (Exhibit 10p to Form SE dated March 29, 1990 and Exhibit 10p to Form SE dated March 29,
     1993).*

10g GTE's Charitable Awards Program (Exhibit 10-10 to GTE's Form 10-K for the year ended December 31, 1992, File No. 1-2755).*

10h NYNEX Directors' Charitable Award Program (Exhibit 10i to Form 10-K for the year ended December 31, 2000).*

10i Verizon Communications 2000 Broad-Based Incentive Plan (Exhibit 10h to Form 10-Q for the period ended September 30, 2000).*

10j Verizon Communications Inc. Long-Term Incentive Plan (Appendix B to Verizon's 2001 Proxy Statement filed March 12, 2001).*

10k GTE's Long-Term Incentive Plan, as amended (Exhibit B to GTE's 1997 Proxy Statement and Exhibit 10.5 to GTE's 1998 Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments (Exhibit 10l to Form 10-K for the year ended December 31, 2000).*

10l NYNEX 1990 Stock Option Plan, as amended (Exhibit No. 2 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments (Exhibit 10m to Form 10-K for the year ended December 31, 2000).*

10m NYNEX 1995 Stock Option Plan, as amended (Exhibit No. 1 to NYNEX's Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments (Exhibit 10n to Form 10-K for the year ended December 31, 2000).*

10n Verizon Communications Inc. Short-Term Incentive Plan (Appendix C to Verizon's 2001 Proxy Statement filed March 12, 2001).*

10o Bell Atlantic Senior Management Income Deferral Plan (Exhibit 10i to Form 10-K for the year ended December 31, 1999).*

10p GTE's Supplemental Executive Retirement Plan, as amended (Exhibits 10-3, 10-3, 10-3 and 10-3 to GTE's Form 10-K for the years ended December 31, 1991, 1992, 1993 and 1994, respectively, File No. 1-2755).*

10q GTE's Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE's Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10r Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997).*

10s Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10t GTE's Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE's Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10u NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX's Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10v Employment Agreement between Verizon and Charles R. Lee (Exhibit 10x to Form 10-K for the year ended December 31, 2000).*

10w Amended and Restated Employment Agreement between Verizon and Ivan G. Seidenberg. (Exhibit 10 to Form 10-Q for the period ended June 30, 2000).*

10x Employment Agreement and stock option arrangements with respect to the stock of Grupo Iusacell, S.A. de C.V., between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000,
     Exhibit 10s to Form 10-K for the year ended December 31, 1993 and Exhibit 10q to Form 10-K for the year ended December 31, 1996).*

10y Employment Agreement between Verizon and Mary Beth Bardin (Exhibit 10b to Form 10-Q for the period ended September 30, 2000).*

10z Employment Agreement between Verizon and William P. Barr (Exhibit 10c to Form 10-Q for the period ended September 30, 2000).*

10aa Employment Agreement between Verizon and David H. Benson (Exhibit 10cc to
     Form 10-K for the year ended December 31, 2000).*

10bb Agreements with William F. Heitmann (Exhibits 10ll and 10nn to Form 10-K for the year ended December 31, 1998).*

10cc Employment Agreement between Verizon and Michael T. Masin (Exhibit 10d to
     Form 10-Q for the period ended September 30, 2000).*

10dd Employment Agreement between Verizon and Frederic V. Salerno (Exhibit 10e to Form 10-Q for the period ended September 30, 2000).*

10ee Employment Agreement between Verizon and Ezra D. Singer (Exhibit 10gg to
     Form 10-K for the year ended December 31, 2000).*

10ff Employment Agreement between Verizon Wireless and Dennis F. Strigl (Exhibit
     10f to Form 10-Q for the period ended September 30, 2000).*

10gg Employment Agreement between Verizon and Lawrence R. Whitman (Exhibit 10g to Form 10-Q for the period ended September 30, 2000).*

10hh U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and
     Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (Exhibit 10 to Form 10-Q for the period ended September 30, 1999).

12   Computation of Ratio of Earnings to Fixed Charges filed herewith.

13 Portions of Verizon's Annual Report to Shareowners for the fiscal year ended December 31, 2001. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21   List of principal subsidiaries of Verizon filed herewith.

23a  Consent of Ernst & Young LLP filed herewith.

23b  Consent of PricewaterhouseCoopers LLP filed herewith.

23c  Consent of Arthur Andersen LLP filed herewith.

99a  Report of PricewaterhouseCoopers LLP filed herewith.

99b  Report of Arthur Andersen LLP filed herewith.

* Indicates management contract or compensatory plan or arrangement.

--------------------------------------------------------------------------------

(b)  Current Reports on Form 8-K filed during the quarter ended December 31,
     2001:

     A Current Report on Form 8-K filed October 4, 2001, and amended by Form 8-K/A filed on October 5, 2001, containing a press release regarding the company's guidance for third quarter financial results, as a result of the September 11th terrorist attacks.

     A Current Report on Form 8-K filed October 30, 2001, containing a press release announcing our third quarter and year-to-date financial results and an outlook for the remainder of 2001.

                 Schedule II - Valuation and Qualifying Accounts
                  Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2001, 2000 and 1999       (dollars in millions)

                                                                       Additions
                                                           ---------------------------------
                                                                               Charged to
                                          Balance at                             Other
                                         Beginning of        Charged To        Accounts--         Deductions--   Balance at End
Description                                Period            Expenses           Note (a)          Note (b)          of Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
   Accounts Receivable:
       Year 2001                           $ 1,562           $ 1,952            $   808           $ 2,169           $ 2,153
       Year 2000                             1,170             1,409                974             1,991             1,562
       Year 1999                               988             1,133                597             1,548             1,170

Valuation Allowance for
 Deferred Tax Assets:
       Year 2001                           $   441           $ 1,133            $    --           $    --           $ 1,574
       Year 2000                               326               115                 --                --               441
       Year 1999                               317                 9                 --                --               326

Discontinued Businesses:
       Year 2001                           $   286           $   (60)           $    --           $     7           $   219
       Year 2000                               353               (52)                --                15               286
       Year 1999                               223               184                 --                54               353

Merger-Related Costs:
       Year 2001                           $   783           $    --            $    --           $   252           $   531
       Year 2000                               473             1,056                 --               746               783
       Year 1999                               598                --                 --               125               473

(a) Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us.

(b) Amounts written off as uncollectible or transferred to other accounts or utilized.

--------------------------------------------------------------------------------
Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

Date March 20, 2002                    By  /s/ Lawrence R. Whitman
     --------------                        ------------------------
                                           Lawrence R. Whitman
                                           Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ Charles R. Lee                Chairman and                   March 20, 2002
------------------------------    Co-Chief Executive Officer
    Charles R. Lee

/s/ Ivan G. Seidenberg            President and                  March 20, 2002
------------------------------    Co-Chief Executive Officer
    Ivan G. Seidenberg

Principal Financial Officer:

/s/ Frederic V. Salerno           Vice Chairman and              March 20, 2002
------------------------------    Chief Financial Officer
    Frederic V. Salerno

Principal Accounting Officer:

/s/ Lawrence R. Whitman           Senior Vice President and      March 20, 2002
------------------------------    Controller
    Lawrence R. Whitman

--------------------------------------------------------------------------------
Signatures - Continued
--------------------------------------------------------------------------------


/s/ James R. Barker               Director                       March 20, 2002
------------------------------
    James R. Barker

/s/ Edward H. Budd                Director                       March 20, 2002
------------------------------
    Edward H. Budd

/s/ Richard L. Carrion            Director                       March 20, 2002
------------------------------
    Richard L. Carrion

/s/ Robert F. Daniell             Director                       March 20, 2002
------------------------------
    Robert F. Daniell

/s/ Helene L. Kaplan              Director                       March 20, 2002
------------------------------
    Helene L. Kaplan

/s/ Charles R. Lee                Director                       March 20, 2002
------------------------------
    Charles R. Lee

/s/ Sandra O. Moose               Director                       March 20, 2002
------------------------------
    Sandra O. Moose

/s/ Joseph Neubauer               Director                       March 20, 2002
------------------------------
    Joseph Neubauer

/s/ Thomas H. O'Brien             Director                       March 20, 2002
------------------------------
    Thomas H. O'Brien

/s/ Russell E. Palmer             Director                       March 20, 2002
------------------------------
    Russell E. Palmer

/s/ Hugh B. Price                 Director                       March 20, 2002
------------------------------
    Hugh B. Price

/s/ Ivan G. Seidenberg            Director                       March 20, 2002
------------------------------
    Ivan G. Seidenberg

/s/ Walter V. Shipley             Director                       March 20, 2002
------------------------------
    Walter V. Shipley

/s/ John W. Snow                  Director                       March 20, 2002
------------------------------
    John W. Snow

/s/ John R. Stafford              Director                       March 20, 2002
------------------------------
    John R. Stafford

/s/ Robert D. Storey              Director                       March 20, 2002
------------------------------
    Robert D. Storey