Form 10-Q
period 2002-03-31
VERIZON COMMUNICATIONS INC
filed 2002-05-15
CIK 732712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

At March 31, 2002, 2,723,017,584 shares of the registrant's Common Stock were outstanding, after deducting 28,632,900 shares held in treasury.


================================================================================

                                TABLE OF CONTENTS

ITEM NO.

PART I. FINANCIAL INFORMATION                                                                               PAGE
-----------------------------                                                                               ----

1.   FINANCIAL STATEMENTS (UNAUDITED)

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      For the three months ended March 31, 2002 and 2001                                                       1

      CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 2002 and December 31, 2001                                                                     2

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended March 31, 2002 and 2001                                                       3

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                     4

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                                                    14

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               29

PART II. OTHER INFORMATION
--------------------------

6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                         29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries


                                                                                              THREE MONTHS ENDED MARCH 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                      2002              2001
-----------------------------------------------------------                                  ------------      ------------

OPERATING REVENUES                                                                           $     16,375      $     16,266

Operations and support expense (exclusive of items shown below)                                     9,764             9,299
Depreciation and amortization                                                                       3,320             3,360
Sales of assets, net                                                                                 (220)               --
                                                                                             ------------      ------------

OPERATING INCOME                                                                                    3,511             3,607
Income (loss) from unconsolidated businesses                                                       (1,543)              216
Other income and (expense), net                                                                        65                70
Interest expense                                                                                     (814)             (921)
Minority interest                                                                                    (243)              (98)
Mark-to-market adjustment - financial instruments                                                      (3)             (116)
                                                                                             ------------      ------------
Income before provision for income taxes, extraordinary item and cumulative effect of
   accounting change                                                                                  973             2,758
Provision for income taxes                                                                            969             1,004
                                                                                             ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             4             1,754
Extraordinary item, net of tax                                                                         (9)               --
Cumulative effect of accounting change, net of tax                                                   (496)             (182)
                                                                                             ------------      ------------
NET INCOME (LOSS)                                                                            $       (501)     $      1,572
                                                                                             ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item and cumulative effect of accounting change                  $         --      $        .65
Extraordinary item, net of tax                                                                         --                --
Cumulative effect of accounting change, net of tax                                                   (.18)             (.07)
                                                                                             ------------      ------------
NET INCOME (LOSS)                                                                            $       (.18)     $        .58
                                                                                             ============      ============
Weighted-average shares outstanding (in millions)                                                   2,719             2,704
                                                                                             ------------      ------------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item and cumulative effect of accounting change                  $         --      $        .65
Extraordinary item, net of tax                                                                         --                --
Cumulative effect of accounting change, net of tax                                                   (.18)             (.07)
                                                                                             ------------      ------------
NET INCOME (LOSS)                                                                            $       (.18)     $        .58
                                                                                             ============      ============
Weighted-average shares outstanding - diluted (in millions)                                         2,732             2,725
                                                                                             ------------      ------------

Dividends declared per common share                                                          $       .385      $       .385
                                                                                             ============      ============


See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries


                                                                                       MARCH 31,        DECEMBER 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)                               2002              2001
-----------------------------------------------------------                           ------------      ------------

ASSETS
Current assets
  Cash and cash equivalents                                                           $      1,015      $        979
  Short-term investments                                                                     1,364             1,991
  Accounts receivable, net of allowances of $2,113 and $2,153                               15,412            14,254
  Inventories                                                                                1,770             1,968
  Net assets held for sale                                                                   1,232             1,199
  Prepaid expenses and other                                                                 3,379             2,796
                                                                                      ------------      ------------
Total current assets                                                                        24,172            23,187
                                                                                      ------------      ------------

Plant, property and equipment                                                              173,189           169,586
  Less accumulated depreciation                                                             98,868            95,167
                                                                                      ------------      ------------
                                                                                            74,321            74,419
                                                                                      ------------      ------------

Investments in unconsolidated businesses                                                     7,615            10,202
Intangible assets, net                                                                      45,127            44,262
Other assets                                                                                20,090            18,725
                                                                                      ------------      ------------
Total assets                                                                          $    171,325      $    170,795
                                                                                      ============      ============

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                                      $     16,344      $     18,669
   Accounts payable and accrued liabilities                                                 13,120            13,947
   Other                                                                                     5,646             5,404
                                                                                      ------------      ------------
Total current liabilities                                                                   35,110            38,020
                                                                                      ------------      ------------

Long-term debt                                                                              46,580            45,657
Employee benefit obligations                                                                13,454            11,898
Deferred income taxes                                                                       18,375            16,543
Other liabilities                                                                            4,273             3,989

Minority interest                                                                           22,526            22,149

Shareowners' investment
   Series preferred stock ($.10 par value; none issued)                                         --                --
   Common stock ($.10 par value; 2,751,650,484 shares issued in both periods)                  275               275
   Contributed capital                                                                      24,685            24,676
   Reinvested earnings                                                                       9,065            10,704
   Accumulated other comprehensive loss                                                     (1,455)           (1,187)
                                                                                      ------------      ------------
                                                                                            32,570            34,468
   Less common stock in treasury, at cost                                                      867             1,182
   Less deferred compensation - employee stock ownership plans and other                       696               747
                                                                                      ------------      ------------
Total shareowners' investment                                                               31,007            32,539
                                                                                      ------------      ------------
Total liabilities and shareowners' investment                                         $    171,325      $    170,795
                                                                                      ============      ============


See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries


                                                                                              THREE MONTHS ENDED MARCH 31,
(Dollars in Millions) (Unaudited)                                                                2002              2001
---------------------------------                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary item and cumulative effect of accounting change                  $          4      $      1,754
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
     Depreciation and amortization                                                                  3,320             3,360
     Sales of assets, net                                                                            (220)               --
     Mark-to-market adjustment - financial instruments                                                  3               116
     Employee retirement benefits                                                                    (405)             (476)
     Deferred income taxes                                                                            369               416
     Provision for uncollectible accounts                                                             602               364
     (Income) loss from unconsolidated businesses                                                   1,543              (216)
     Changes in current assets and liabilities, net of effects from
       acquisition/disposition of businesses                                                         (886)           (2,170)
     Other, net                                                                                       148               (46)
                                                                                             ------------      ------------
Net cash provided by operating activities                                                           4,478             3,102
                                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                               (2,374)           (4,478)
Acquisitions, net of cash acquired, and investments                                                  (930)           (2,099)
Proceeds from disposition of businesses                                                               728                --
Net change in short-term investments                                                                  532               577
Other, net                                                                                             24              (454)
                                                                                             ------------      ------------
Net cash used in investing activities                                                              (2,020)           (6,454)
                                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                                  2,980             2,941
Repayments of long-term borrowings and capital lease obligations                                   (2,224)             (798)
Increase (decrease) in short-term obligations, excluding current maturities                        (2,385)            2,205
Dividends paid                                                                                     (1,051)           (1,040)
Proceeds from sale of common stock                                                                    222                77
Other, net                                                                                             36              (101)
                                                                                             ------------      ------------
Net cash provided by (used in) financing activities                                                (2,422)            3,284
                                                                                             ------------      ------------

Increase (decrease) in cash and cash equivalents                                                       36               (68)
Cash and cash equivalents, beginning of period                                                        979               757
                                                                                             ------------      ------------
Cash and cash equivalents, end of period                                                     $      1,015      $        689
                                                                                             ============      ============


See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2001.

We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.       MERGER CHARGES AND OTHER STRATEGIC ACTIONS

In connection with the Bell Atlantic Corporation-GTE Corporation merger on June 30, 2000, we incurred charges associated with employee severance of $584 million ($371 million after-tax). These costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The remaining severance liability as of March 31, 2002 is $116 million.

During the fourth quarter of 2001, we recorded a special charge of $765 million ($477 million after-tax), as recorded under SFAS No. 112, for the voluntary and involuntary separation of approximately 10,000 employees. The remaining severance liability under this program as of March 31, 2002 is $605 million.

We expect to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs are incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs incurred through the first quarter of 2002 total $1,829 million. Transition costs for the quarters ended March 31, 2002 and 2001 were $96 million ($52 million after taxes and minority interest) and $163 million ($88 million after taxes and minority interest), respectively.

3.       SALES OF ASSETS, NET

During the first quarter of 2002, we recorded a net pretax gain of $220 million ($116 million after-tax), primarily resulting from a pretax gain on the sale of TSI Telecommunication Services Inc. (TSI) of $466 million ($275 million after-tax), partially offset by an impairment charge in connection with our exit from the video business and other charges of $246 million ($159 million after-tax).

4.       EXTRAORDINARY ITEM

During the first quarter of 2002, we retired $1,536 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $15 million ($9 million after-tax).

5.       NET ASSETS HELD FOR SALE

In December 2001, we agreed to sell TSI, for approximately $800 million. The transaction closed on February 14, 2002. See Note 3 above.

In October 2001, we agreed to sell all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) for $2.2 billion. The Alabama Public Service Commission (PSC) approved the sale in December 2001. The U.S. Department of Justice (DOJ) approved the sales in both Alabama and Missouri during the first quarter of 2002. The Alabama sale remains subject to approval by the Federal Communications Commission (FCC). The Missouri sale remains subject to approval by the Missouri PSC and the FCC. We expect to close the transactions in the second half of 2002.

Also in October 2001, we agreed to sell approximately 600,000 switched access lines in Kentucky to ALLTEL Corporation (ALLTEL) for $1.9 billion. The sale has been approved by the Kentucky PSC and the DOJ, and remains subject to approval by the FCC. We expect to close the transaction in the second half of 2002.

6.       INVESTMENTS

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

The following table shows certain summarized information related to our investments in marketable securities:

                                                                     GROSS             GROSS
                                                                  UNREALIZED        UNREALIZED
(Dollars in Millions)                                COST            GAINS             LOSSES          FAIR VALUE
---------------------                            ------------     ------------      ------------      ------------
AT MARCH 31, 2002
Investments in unconsolidated businesses         $      1,118     $        506      $       (238)     $      1,386
Other assets                                              226               29                --               255
                                                 ------------     ------------      ------------      ------------
                                                 $      1,344     $        535      $       (238)     $      1,641
                                                 ============     ============      ============      ============
AT DECEMBER 31, 2001
Investments in unconsolidated businesses         $      1,337     $        578      $        (80)     $      1,835
Other assets                                              243               26                --               269
                                                 ------------     ------------      ------------      ------------
                                                 $      1,580     $        604      $        (80)     $      2,104
                                                 ============     ============      ============      ============

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

Investment Ownership Changes

On January 25, 2002, Verizon exercised its option to purchase an additional 12% of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) common stock, from the government of Puerto Rico. We now hold 52% of TELPRI stock, up from 40% at December 31, 2001. As a result of gaining control of TELPRI, Verizon changed the accounting for its investment in TELPRI from the equity method to full consolidation, effective January 1, 2002.

On March 28, 2002, Verizon transferred 5.5 million of its shares in CTI Holdings S.A. (CTI), our wireless investment in Argentina, to a newly created trust for CTI employees. This decreased our ownership percentage from 65% to 48%. We also reduced our representation on CTI's Board of Directors from five of nine members to four of nine. As a result of these actions that surrender control of CTI, we changed the method of accounting for our investment in CTI from consolidation to the equity method.

Investment-Related Charges

During the first quarter of 2002, we recorded a pretax loss of $1,400 million ($1,400 million after-tax) to market value due to the other than temporary decline in the market value of our investment in Compania Anonima Nacional Telefonos de Venezuela (CANTV). The recent political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV's future economic prospects were major factors in our determination of impairment.

During the first quarter of 2002, we recorded a pretax loss of $516 million ($436 million after-tax) to market value due primarily to the other than temporary decline in the market value of our investment in Metromedia Fiber Network, Inc. (MFN). During 2001, we wrote down our investment in MFN due to the declining market value of its stock. We wrote off our remaining investment and other financial statement exposure related to MFN this quarter primarily as a result of their deteriorating financial condition and related defaults. In addition, we delivered to MFN a notice of termination of our fiber optic capacity agreement.

During the first quarter of 2002, we recorded a pretax loss of $230 million ($190 million after-tax) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI. In 2001, we recorded an estimated loss of $637 million ($637 million after-tax) to reflect the impact of the deteriorating Argentinean economy and devaluation of the Argentinean peso on CTI's financial position. As a result of the 2002 and 2001 charges, our financial exposure related to our equity investment in CTI has been eliminated.

Other Securities

Prior to the merger of Bell Atlantic and GTE, we owned and consolidated Genuity Inc. (Genuity). In June 2000, as a condition of the merger, 90.5% of the voting equity of Genuity was issued in an initial public offering. We currently own 8.2% of the voting equity of Genuity, which contains a contingent conversion feature. The conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996. Currently, approximately 57% of such access lines are Section 271 compliant.

In the fourth quarter of 2001, we recorded a charge related to a decline in fair value of our investment in the equity of Genuity to $1,264 million. In addition, our investment in Genuity includes debt of $1,150 million.

Genuity's results of operations are not included in our results after June 30, 2000, consistent with the cost method of accounting. For the quarter ended March 31, 2002, Genuity's revenues and net losses were $282 million and $258 million, respectively. For the quarter ended March 31, 2001, Genuity's revenues and net losses were $299 million and $292 million, respectively.

7.       ACCOUNTING CHANGE - GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting Change

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No.
142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. The amortization of goodwill included in our investments in equity investees is no longer recorded in accordance with the new rules. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $496 million, net of tax. This charge is comprised of $204 million ($203 million after-tax) for goodwill, $294 million ($293 million after-tax) for wireless licenses and goodwill of equity method investments and for other intangible assets. In accordance with SFAS No. 142, we ceased amortizing existing goodwill (including goodwill recorded on our equity investments), acquired workforce intangible assets and wireless licenses which we determined have an indefinite life (see discussion below).

Wireless Licenses

In conjunction with the adoption of SFAS No. 142, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable us to build out our existing nationwide wireless network. The primary asset acquired in such combinations has been wireless licenses. In the allocation of the purchase price of these previous acquisitions, amounts classified as goodwill have related predominately to the expected synergies of placing the acquired licenses in our national footprint. Further, in purchase accounting, the values assigned to both wireless licenses and goodwill were principally determined based on an allocation of the excess of the purchase price over the other acquired net assets. We believe that the nature of our wireless licenses and related goodwill are fundamentally indistinguishable.

In light of these considerations, on January 1, 2002, amounts previously classified as goodwill, approximately $7.9 billion for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, will no longer be recognized separately from wireless licenses. Amounts for 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recognized a deferred tax liability of approximately $1.6 billion related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on our results of operations. This reclassification and the methodology to be subsequently used to test wireless licenses for impairment under SFAS No. 142 as described in the next paragraph have been reviewed with the staff of the SEC.

When testing the carrying value of the wireless licenses for impairment, we will determine the fair value of the aggregated wireless licenses by subtracting from wireless operations' discounted cash flows the fair value of all of the other net tangible and intangible assets of our wireless operations. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized. Upon adoption of SFAS No. 142, a test for impairment of wireless licenses was performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Impact of SFAS No. 142

The following tables present the impact of SFAS No. 142 on reported income before extraordinary item and cumulative effect of accounting change, reported net income (loss) and earnings (loss) per share had the standard been in effect for the first quarter of 2001:

                                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                    2002             2001
---------------------                                                                ------------     ------------
REPORTED INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                                  $          4     $      1,754
   Goodwill amortization                                                                       --                9
   Wireless licenses amortization                                                              --               85
                                                                                     ------------     ------------
ADJUSTED NET INCOME                                                                  $          4     $      1,848
                                                                                     ============     ============

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                         2002             2001
                                                                                     ------------     ------------
BASIC AND DILUTED EARNINGS PER SHARE                                                 $         --     $        .65
   Goodwill amortization                                                                       --               --
   Wireless licenses amortization                                                              --              .03
                                                                                     ------------     ------------
ADJUSTED EARNINGS PER SHARE - BASIC AND DILUTED                                      $         --     $        .68
                                                                                     ============     ============

                                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                    2002             2001
---------------------                                                                ------------     ------------
REPORTED NET INCOME (LOSS)                                                           $       (501)    $      1,572
   Goodwill amortization                                                                       --                9
   Wireless licenses amortization                                                              --               85
                                                                                     ------------     ------------
ADJUSTED NET INCOME (LOSS)                                                           $       (501)    $      1,666
                                                                                     ============     ============

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                         2002             2001
                                                                                     ------------     ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                          $       (.18)    $        .58
   Goodwill amortization                                                                       --               --
   Wireless licenses amortization                                                              --              .03
                                                                                     ------------     ------------
ADJUSTED EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                               $       (.18)    $        .61
                                                                                     ============     ============

The preceding tables exclude $18 million, or $.01 per share in the first quarter of 2001 related to amortization of goodwill and other intangible assets with indefinite lives of equity method investments.

Goodwill

Changes in the carrying amount of goodwill, net of accumulated amortization for the quarter ended March 31, 2002 are as follows:

                                             DOMESTIC       DOMESTIC                    INFORMATION    CORPORATE &
(Dollars in Millions)                         TELECOM       WIRELESS    INTERNATIONAL    SERVICES         OTHER          TOTAL
---------------------                        ---------      ---------   -------------   -----------    -----------     ---------

BALANCE AS OF DECEMBER 31, 2001              $     401      $      --     $     627      $     558      $     112      $   1,698
   Goodwill reclassifications                       --             --           461             16             --            477
   Goodwill acquired during the period              --             --            51             --             --             51
   CTI Goodwill in impairment charge                --             --          (220)            --             --           (220)
   Goodwill impairment losses under
     SFAS No. 142                                  (90)            --            --             (2)          (112)          (204)
                                             ---------      ---------     ---------      ---------      ---------      ---------
BALANCE AS OF MARCH 31, 2002                 $     311      $      --     $     919      $     572      $      --      $   1,802
                                             =========      =========     =========      =========      =========      =========

Other Intangible Assets

The major components and average useful lives of our other acquired intangible assets follows:

                                                      AS OF MARCH 31, 2002          AS OF DECEMBER 31, 2001
                                                    GROSS                           GROSS
                                                   CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
(Dollars in Millions)                               AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
---------------------                             -----------    ------------     -----------    ------------
     Wireless licenses                            $    41,272     $     2,649     $    40,723     $     2,668
     Customer lists (4 to 6 years)                      3,372           1,431           3,349           1,279
     Non-network software (3 to 7 years)                3,675             942           3,187             793
     Other (2 to 30 years)                                 62              34              74              29
                                                  -----------     -----------     -----------     -----------
     Total                                        $    48,381     $     5,056     $    47,333     $     4,769
                                                  ===========     ===========     ===========     ===========

Intangible assets amortization expense was $285 million for the quarter ended March 31, 2002. It is estimated to be $981 million for the remainder of 2002, $1,060 million in 2003, $919 million in 2004, $866 million in 2005 and $389 million in 2006, primarily related to customer lists and non-network software.

8.       FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $182 million to current earnings and income of $110 million to other comprehensive income (loss). The recognition of assets and liabilities was immaterial to our financial position.

The ongoing effect of SFAS No. 133 on our consolidated financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended March 31, 2002, we recorded a charge to current earnings of $3 million and a loss of $3 million to other comprehensive income (loss). The charge to current earnings relates primarily to the mark-to-market adjustments on our long-term call options and the loss in other comprehensive income (loss) relates to our cash flow hedges on foreign exchange risk. For the three months ended March 31, 2001, we recorded a charge to current earnings of $116 million and a loss of $12 million to other comprehensive income (loss). The charge to current earnings in 2001 related primarily to the mark-to-market adjustment on the conversion option on our MFN debt securities and the loss in other comprehensive income (loss) related to our cash flow hedges on foreign exchange risk.

9.       DEBT

Exchangeable Notes

Previously, Verizon Global Funding issued two series of notes that are exchangeable for shares of Telecom Corporation of New Zealand Limited (TCNZ) and for Cable & Wireless plc (C&W) and NTL Incorporated (NTL) shares.

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

At March 31, 2002 and 2001, the exchange prices of the notes exchangeable into TCNZ and into C&W and NTL shares exceeded the fair market value of the common stocks into which they are exchangeable. Consequently, the notes were recorded at their amortized carrying value with no mark-to-market adjustments recorded in the first quarters of 2002 and 2001. As of March 31, 2002, $8,000 in principal amount of TCNZ notes has been delivered for exchange.

Support Agreements

All of Verizon Global Funding's debt has the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $19,104 million at March 31, 2002. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $63.5 billion at March 31, 2002.

Debt Issuances

In January 2002, Verizon New Jersey Inc., a wholly owned subsidiary of Verizon, issued $1 billion of 5.875% Series A debentures due 2012 at a discount, resulting in gross proceeds of approximately $987 million.

In February 2002, Verizon Maryland Inc., a wholly owned subsidiary of Verizon, issued $500 million of 6.125% Series A debentures due 2012 at a discount, resulting in gross proceeds of approximately $497 million.

In March 2002, Verizon New York Inc., a wholly owned subsidiary of Verizon, issued $1 billion of 6.875% Series A debentures due 2012 and $500 million of 7.375% Series B debentures due 2032 at discounts, resulting in gross proceeds of approximately $990 million and $489 million, respectively.

10.      COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

                                                                           THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                           2002              2001
---------------------                                                      ------------      ------------
NET INCOME (LOSS)                                                          $       (501)     $      1,572
                                                                           ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes
Foreign currency translation adjustments                                            (40)              248
                                                                           ------------      ------------

Unrealized losses on marketable securities
Unrealized losses, net of taxes                                                    (185)             (907)
  Add: reclassification of earnings due to accounting change for
  derivatives                                                                        --               112
                                                                           ------------      ------------
Net unrealized losses on marketable securities                                     (185)             (795)

Unrealized derivative losses on cash flow hedges                                     (3)              (14)
Minimum pension liability adjustment                                                (40)               --
                                                                           ------------      ------------
                                                                                   (268)             (561)
                                                                           ------------      ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                          $       (769)     $      1,011
                                                                           ============      ============

The net unrealized losses on marketable securities in 2002 primarily relate to our investment in C&W. The minimum pension liability was increased in 2002 to include the minimum pension liability of TELPRI (see Note 6). The net unrealized losses on marketable securities in 2001 primarily relate to our investments in C&W and MFN.

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)                                    AT MARCH 31, 2002   AT DECEMBER 31, 2001
---------------------                                    -----------------   --------------------
Foreign currency translation adjustments                 $          (1,488)   $            (1,448)
Unrealized gains on marketable securities                              142                    327
Unrealized derivative losses on cash flow hedges                       (48)                   (45)
Minimum pension liability adjustment                                   (61)                   (21)
                                                         -----------------    -------------------
Accumulated other comprehensive loss                     $          (1,455)   $            (1,187)
                                                         =================    ===================

11.      EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the share amounts used in computing earnings per share.

                                                                                  THREE MONTHS ENDED MARCH 31,
(Dollars and Shares in Millions, Except Per Share Amounts)                            2002              2001
----------------------------------------------------------                        ------------      ------------
NET INCOME (LOSS)
Income before extraordinary item and cumulative effect of accounting
   change                                                                         $          4      $      1,754
Extraordinary item, net of tax                                                              (9)               --
Cumulative effect of accounting change, net of tax                                        (496)             (182)
                                                                                  ------------      ------------
Net income (loss)                                                                 $       (501)     $      1,572
                                                                                  ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                                      2,719             2,704
                                                                                  ------------      ------------
Income before extraordinary item and cumulative effect of accounting
   change                                                                         $         --      $        .65
Extraordinary item, net of tax                                                              --                --
Cumulative effect of accounting change, net of tax                                        (.18)             (.07)
                                                                                  ------------      ------------
Net income (loss)                                                                 $       (.18)     $        .58
                                                                                  ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                                      2,719             2,704
Effect of dilutive securities                                                               13                21
                                                                                  ------------      ------------
Weighted-average shares outstanding - diluted                                            2,732             2,725
                                                                                  ------------      ------------
Income before extraordinary item and cumulative effect of accounting
   change                                                                         $         --      $        .65
Extraordinary item, net of tax                                                              --                --
Cumulative effect of accounting change, net of tax                                        (.18)             (.07)
                                                                                  ------------      ------------
Net income (loss)                                                                 $       (.18)     $        .58
                                                                                  ============      ============

Stock options for 148.1 million shares for the three months ended March 31, 2002 and 117.6 million shares for the three months ended March 31, 2001 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock.

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

We measure and evaluate our reportable segments based on net income, excluding unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that management excludes in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in management's assessment of unit performance. These are mostly contained in International and Information Services since they actively manage investment portfolios.

REPORTABLE SEGMENTS

The following table provides adjusted operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

                                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                    2002             2001
---------------------                                                                ------------     ------------
EXTERNAL OPERATING REVENUES
Domestic Telecom                                                                     $     10,325     $     10,784
Domestic Wireless                                                                           4,364            4,038
International                                                                                 724              525
Information Services                                                                          803              784
                                                                                     ------------     ------------
Total segments                                                                             16,216           16,131
Reconciling items                                                                             159              135
                                                                                     ------------     ------------
Total consolidated - reported                                                        $     16,375     $     16,266
                                                                                     ============     ============

INTERSEGMENT REVENUES
Domestic Telecom                                                                     $        149     $        136
Domestic Wireless                                                                              10                8
International                                                                                  27                2
Information Services                                                                           --                5
                                                                                     ------------     ------------
Total segments                                                                                186              151
Reconciling items                                                                            (186)            (151)
                                                                                     ------------     ------------
Total consolidated - reported                                                        $         --     $         --
                                                                                     ============     ============

TOTAL OPERATING REVENUES
Domestic Telecom                                                                     $     10,474     $     10,920
Domestic Wireless                                                                           4,374            4,046
International                                                                                 751              527
Information Services                                                                          803              789
                                                                                     ------------     ------------
Total segments                                                                             16,402           16,282
Reconciling items                                                                             (27)             (16)
                                                                                     ------------     ------------
Total consolidated - reported                                                        $     16,375     $     16,266
                                                                                     ============     ============

NET INCOME (LOSS)
Domestic Telecom                                                                     $      1,266     $      1,350
Domestic Wireless                                                                             197               98
International                                                                                 211              210
Information Services                                                                          213              212
                                                                                     ------------     ------------
Total segments                                                                              1,887            1,870
Reconciling items                                                                          (2,388)            (298)
                                                                                     ------------     ------------
Total consolidated - reported                                                        $       (501)    $      1,572
                                                                                     ============     ============

(Dollars in Millions)                                                              MARCH 31, 2002   DECEMBER 31, 2001
---------------------                                                              --------------   -----------------
ASSETS
Domestic Telecom                                                                     $     82,435     $     82,635
Domestic Wireless                                                                          62,269           60,262
International                                                                              12,652           14,324
Information Services                                                                        4,239            4,160
                                                                                     ------------     ------------
Total segments                                                                            161,595          161,381
Reconciling items                                                                           9,730            9,414
                                                                                     ------------     ------------
Total consolidated                                                                   $    171,325     $    170,795
                                                                                     ============     ============

Major reconciling items between the segments and the consolidated results are as follows:

                                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                    2002             2001
---------------------                                                                ------------     ------------
TOTAL REVENUES
Corporate, eliminations and other                                                    $        (27)    $        (16)
                                                                                     ============     ============

NET INCOME (LOSS)
Mark-to-market adjustment - financial instruments (see Note 8)                       $         (3)    $       (114)
Sales of assets, net (see Note 3)                                                             116               --
Transition costs (see Note 2)                                                                 (52)             (88)
Cumulative effect of accounting change (see Note 7 and Note 8)                               (496)            (182)
Investment-related charges  (see Note 6)                                                   (2,026)              --
Extraordinary item (see Note 4)                                                                (9)              --
Corporate, eliminations and other                                                              82               86
                                                                                     ------------     ------------
                                                                                     $     (2,388)    $       (298)
                                                                                     ============     ============

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation and the results of other businesses such as lease financing. We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

13.      RECENT ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

14.      COMMITMENTS AND CONTINGENCIES

Several state and federal regulatory proceedings may require our telephone operations to refund to customers a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal actions, including environmental matters, that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

On January 29, 2001, the bidding phase of the FCC reauction of 1.9 GHz C and F block broadband Personal Communications Services spectrum licenses, which began December 12, 2000, officially ended. Verizon Wireless was the winning bidder for 113 licenses. The total price of these licenses was $8,781 million, $1,822 million of which had been paid. Most of the licenses that were reauctioned relate to spectrum that was previously licensed to NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively NextWave), which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum.

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC's cancellation and repossession of NextWave's licenses was unlawful. The FCC sought a stay of the court's decision which was denied. The FCC subsequently reinstated NextWave's licenses but it did not return Verizon Wireless's payment on the NextWave licenses nor did it acknowledge that the court's decision extinguished Verizon Wireless's obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit's decision. On March 4, 2002, the U.S. Supreme Court granted the FCC's petition and agreed to hear the appeal.

In April 2002, Verizon Wireless filed a petition with the U.S. Court of Appeals for the District of Columbia seeking a declaration that the auction is void and a return of its entire payment as well as interest. At that time, Verizon Wireless also filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that Verizon Wireless has no further performance obligations with respect to the re-auction and money damages. Both of these matters are pending. Subsequently, the FCC returned $1,479 million of Verizon Wireless's $1,822 million license payment without acknowledging that Verizon Wireless is no longer obligated to purchase the licenses. As of March 31, 2002, we reported $1,479 million of the payment in Accounts Receivable, reclassified from Intangible Assets, Net, in the condensed consolidated balance sheets.

In December 2001, Verizon Wireless and Price Communications Corp. (Price) announced that an agreement had been reached combining Price's wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The resulting limited partnership will be controlled and managed by Verizon Wireless. Price's partnership interest will be exchangeable into Verizon Wireless or Verizon stock, subject to several conditions. We expect the transaction to close early during the third quarter of 2002, subject to Price shareholder approval and other customary closing conditions.

In 2001, we agreed to provide up to $2.0 billion in financing to Genuity with a maturity in 2005. As of March 31, 2002, $1,150 million of that commitment had been loaned to Genuity, and is reported in Other Assets in the condensed consolidated balance sheets.

In addition, under the terms of an investment agreement, Vodafone Group plc (Vodafone) may require us or Verizon Wireless to purchase up to $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value. The purchase of up to $10 billion, in cash or stock at our option, may be required during July 2003 or July 2004 and the remainder during the following years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Verizon Communications Inc. is one of the world's leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 133.8 million access line equivalents and 29.6 million wireless customers. Verizon is also the largest directory publisher in the world. With more than $67 billion in annual revenues and approximately 248,000 employees, Verizon's global presence extends to more than 40 countries in the Americas, Europe, Asia and the Pacific.

We have four reportable segments, which we operate and manage as strategic business units: Domestic Telecom, Domestic Wireless, International and Information Services. Domestic Telecom includes local, long distance and other telecommunication services. Domestic Wireless products and services include wireless voice and data services, paging services and equipment sales. International operations include wireline and wireless communications operations and investments in the Americas, Europe, Asia and the Pacific. Information Services publishes domestic and international print and electronic directories and Internet-based shopping guides, as well as includes website creation and other electronic commerce services.

CONSOLIDATED RESULTS OF OPERATIONS

In this section, we discuss our overall reported results and highlight special and nonrecurring items. In the following section, we review the performance of our segments. We exclude from the segments' reported results the effects of these items, which management does not consider in assessing segment performance due primarily to their nonrecurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding operating results and trends from period to period.

Reported consolidated revenues and operating expenses were $16,375 million and $12,864 million, respectively, for the quarter ended March 31, 2002, compared to $16,266 million and $12,659 million, respectively, for the similar period of the prior year. Prior year reported consolidated revenues and operating expenses were not adjusted to reflect the deconsolidation of CTI Holdings, S.A. (CTI) to the equity method and the consolidation of Telecomunicaciones de Puerto Rico, Inc. (TELPRI). See "Segment Results of Operations - International" for additional discussion of the CTI and TELPRI transactions. We reported a net loss of $501 million, or $.18 per share for the quarter ended March 31, 2002, compared to net income of $1,572 million, or $.58 per share for the quarter ended March 31, 2001.

Reported consolidated revenues grew by $109 million, or .7% in the first quarter of 2002, compared to the first quarter of 2001, and first quarter 2002 reported consolidated operating expenses were $205 million, or 1.6% higher than the first quarter of 2001. Higher Domestic Wireless and International revenues and expenses were partially offset by lower Domestic Telecom revenues and expenses (see summary below and "Segment Results of Operations"). In addition, a portion of investment-related charges in the current quarter was partially offset by lower transition costs and a net gain on sales of assets in the current quarter, compared to the first quarter of 2001 (see summary below and "Special Items"). The significant items impacting net income are also described in the "Special Items" section.

CONSOLIDATED REVENUES

Domestic Wireless revenues grew by $328 million, or 8.1%, in the first quarter of 2002 compared to the same period in 2001. This increase was primarily due to the 9% increase in subscribers, partially offset by lower average service revenue per subscriber of 0.8% to $46.

Revenues earned by our International segment grew by $224 million, or 42.5%, in the first quarter of 2002 as compared to the same period in 2001. This growth is primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, revenues grew by $24 million, or 3.3%.

The decline in Domestic Telecom's local service revenues of $385 million, or 6.9% was largely due to lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our network access revenues grew $165 million, or 5.0%, in first quarter of 2002, mainly attributable to higher customer demand, primarily for special access services and DSL. Long distance service revenues increased $17 million, or 2.2%, in the first quarter of 2002, primarily as a result of revenue growth from our interLATA long distance services offered throughout the region. Revenues from other services declined $243 million, or 19.5%, in the first three months of 2002. This decline was substantially due to lower sales of customer premises equipment to some major customers, a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services, and lower billing and collection revenues reflecting the take-back of these services by interexchange carriers.

CONSOLIDATED OPERATING EXPENSES

Domestic Wireless's operations and support expenses increased by $182 million, or 6.9%, in the first quarter of 2002 primarily as a result of increased salary and wage expense, advertising and billing and data processing charges, offset by reduced selling expenses related to a decrease in gross subscriber additions in the first quarter of 2002 compared to the first quarter of 2001 and lower roaming costs. Domestic Wireless's depreciation and amortization expense decreased by $138 million, or 15.0%, in the first quarter of 2002 compared to the same period in 2001 primarily related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was offset by increased depreciation expense related to increased asset base.

International's operating expenses increased $145 million, or 29.7% in the first quarter of 2002 as compared to the same period in 2001, primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, operations and support expenses increased $43 million, or 9.5%, in the first quarter of 2002 as compared to the same period in 2001. The higher costs were driven primarily by a full quarter of GSI operations and customer acquisition costs associated with wireless customer growth. Adjusting the 2001 quarter to be comparable with 2002, depreciation and amortization expense decreased $3 million, or 2.2%, in the first quarter of 2002 as compared to the same period in 2001.

Domestic Telecom's operations and support expenses decreased by $379 million, or 6.4% in the first quarter of 2002 principally due to lower costs at our domestic telephone operations. These reductions were attributable to lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. Operating costs have also decreased due to business integration activities and achievement of merger synergies. These cost reductions were partially offset by higher costs associated with our growth businesses such as data and long distance services. Increased costs associated with higher uncollectible accounts receivable and salary and wage increases for employees further offset cost reductions in 2002. Domestic Telecom's depreciation and amortization expense increased by $82 million, or 3.6%, in the first quarter of 2002. This expense increase was principally due to growth and a change in the mix of depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

Consolidated operating expenses in 2002 also include $227 million related to investment-related charges, more than offset by lower transition costs for the quarter ended March 31, 2002 of $96 million compared to $163 million in 2001 and a net pretax gain of $220 million primarily resulting from the sale of a business and exit activities.

CONSOLIDATED NET INCOME

Consolidated net income was primarily impacted by special items, including mark-to-market adjustments on derivative financial instruments, investment-related charges and the cumulative effect of an accounting change. In addition, lower interest expense was partially offset by higher minority interest.

Our reported results for both quarters were affected by special items. After adjusting for these items, net income would have been $1,969 million, or $.72 per share in the first quarter of 2002, and $1,956 million, or $.72 per share in the first quarter of 2001.

The table below summarizes results of operations for each period.

                                                                                      THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                    2002             2001
---------------------                                                                ------------     ------------
REPORTED OPERATING REVENUES                                                          $     16,375     $     16,266
REPORTED OPERATING EXPENSES                                                                12,864           12,659
                                                                                     ------------     ------------
REPORTED OPERATING INCOME                                                                   3,511            3,607

REPORTED NET INCOME (LOSS)                                                                   (501)           1,572
                                                                                     ------------     ------------
Transition costs                                                                               52               88
Sales of assets, net                                                                         (116)              --
Mark-to-market adjustment - financial instruments                                               3              114
Investment-related charges                                                                  2,026               --
Extraordinary item                                                                              9               --
Cumulative effect of accounting change                                                        496              182
                                                                                     ------------     ------------
                                                                                     $      1,969     $      1,956
                                                                                     ============     ============

Further explanation of the nature of these special items can be found on pages 22 and 23.

SEGMENT RESULTS OF OPERATIONS

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 12 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on net income, excluding unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that management excludes in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously highlighted the more significant of these transactions in the "Consolidated Results of Operations" section. Gains and losses that are not individually significant are included in all segment results, since these items are included in management's assessment of unit performance. These are mostly contained in International and Information Services since they actively manage investment portfolios.

Special items affected our segments as follows:

                                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                                                    2002             2001
---------------------                                                                ------------     ------------
DOMESTIC TELECOM
Reported net income                                                                  $        897     $      1,281
Special items                                                                                 369               69
                                                                                     ------------     ------------
                                                                                     $      1,266     $      1,350
                                                                                     ============     ============

DOMESTIC WIRELESS
Reported net income                                                                  $        188     $         79
Special items                                                                                   9               19
                                                                                     ------------     ------------
                                                                                     $        197     $         98
                                                                                     ============     ============

INTERNATIONAL
Reported net income (loss)                                                           $     (1,674)    $        210
Special items                                                                               1,885               --
                                                                                     ------------     ------------
                                                                                     $        211     $        210
                                                                                     ============     ============

INFORMATION SERVICES
Reported net income                                                                  $        198     $        209
Special items                                                                                  15                3
                                                                                     ------------     ------------
                                                                                     $        213     $        212
                                                                                     ============     ============

CORPORATE AND OTHER
Reported net loss                                                                    $       (110)    $       (207)
Special items                                                                                 192              293
                                                                                     ------------     ------------
                                                                                     $         82     $         86
                                                                                     ============     ============

Corporate and Other includes intersegment eliminations.

DOMESTIC TELECOM

Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 32 states and the District of Columbia. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                 2002             2001            % Change
---------------------                             ------------     ------------      ------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Local services                                    $      5,235     $      5,620              (6.9)%
Network access services                                  3,457            3,292               5.0
Long distance services                                     779              762               2.2
Other services                                           1,003            1,246             (19.5)
                                                  ------------     ------------
                                                        10,474           10,920              (4.1)
                                                  ------------     ------------

OPERATING EXPENSES
Operations and support                                   5,578            5,957              (6.4)
Depreciation and amortization                            2,365            2,283               3.6
                                                  ------------     ------------
                                                         7,943            8,240              (3.6)
                                                  ------------     ------------
OPERATING INCOME                                  $      2,531     $      2,680              (5.6)
                                                  ============     ============
NET INCOME                                        $      1,266     $      1,350              (6.2)

OPERATING REVENUES

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), wireless interconnection revenues and some data transport revenues.

The decline in local service revenues of $385 million, or 6.9% was largely due to lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our switched access lines in service declined 2.7% from March 31, 2001, primarily reflecting the impact of the economic slowdown and competition for some local services. Technology substitution has also affected local service revenue growth, as indicated by lower demand for access lines. The primary contributor to the decline in residential access lines is negative growth in additional lines, with second line penetration at 19% at March 31, 2002, compared to 20% at the same period last year.

These factors were partially offset by higher payments received from CLECs and wireless carriers for interconnection of their networks with our network and by increased sales of packaged wireline services. Sales of packages of wireline services increased by nearly 1.7 million year-over-year, with over half of our new lines installed with packages. Premium packages were introduced in our western states in the first quarter of 2002. Furthermore, we have expanded our new ONE-BILL service, which bundles Verizon wireline and wireless charges on a single monthly bill. This service was expanded to New Jersey and Connecticut in the first quarter of 2002, after successful launches in New York and Massachusetts.

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

Our network access revenues grew $165 million, or 5.0%, in the first quarter of 2002. This growth was mainly attributable to higher customer demand, primarily for special access services and DSL that grew 23% in the first three months of 2002. Special access revenue growth reflects strong demand in the business market for high-capacity, high-speed digital services. We added 150,000 new DSL lines in the first quarter of 2002, for a total of 1.35 million lines at March 31, 2002, an 88% year-over-year increase. Currently, 55% of our total access lines qualify for DSL service. At the same time, customer service levels continue to show improvement through a reduction in the DSL order provisioning interval from eight to five days and we have reached a 99% self installation rate by our customers.

Volume-related growth was partially offset by price reductions of approximately $50 million associated with federal and state price cap filings and other regulatory decisions. Revenue growth in the first quarter of 2002 was also affected by the slowing economy, as reflected by a 7.5% decline in minutes of use from carriers and CLECs and a 2.7% reduction in switched access lines in service.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $17 million, or 2.2%, in the first quarter of 2002, primarily as a result of revenue growth from our interLATA long distance services offered throughout the region, including substantial customer win-backs in the states where interLATA long distance has been introduced. We now offer long distance service in 42 states. More than 45% of our long distance customers come from states where service was most recently introduced - New York, Massachusetts, Pennsylvania, Connecticut and Rhode Island. We added more than 800,000 new long distance customers in the first quarter of 2002, for a total of 8.2 million customers nationwide at March 31, 2002. This represents an increase of 3.0 million long distance customers year-over-year, or nearly 60%. We received FCC approval to sell long distance in Vermont on April 17, 2002 and began offering service in that state on April 30, 2002. We currently have applications at the FCC for New Jersey and Maine, and the FCC must decide on those applications during the second quarter of 2002. We are targeting completion of the FCC filing process in all former Bell Atlantic jurisdictions by year-end.

This growth was partially offset by the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance services revenue growth.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment services. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, and data solutions and systems integration businesses.

Revenues from other services declined $243 million, or 19.5%, in the first three months of 2002. This decline was substantially due to lower sales of customer premises equipment to some major customers, a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services, and lower billing and collection revenues reflecting the take-back of these services by interexchange carriers.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which consist of employee costs and other operating expenses, decreased by $379 million, or 6.4% in the first quarter of 2002 principally due to lower costs at our domestic telephone operations. These reductions were attributable to lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. Since year-end 2001, we have reduced our equivalent headcount by approximately 12,000 employees (including overtime and contractor savings), and we have reduced overtime hours per employee, per week, by nearly 57%. Operating costs have also decreased due to business integration activities and achievement of merger synergies. Other effective cost containment measures, including lower spending by non-strategic businesses, also contributed to cost reductions in the first three months of 2002. These cost reductions are reflected in improved productivity levels for installation of 13% and repair services of 7%. Furthermore, we have reduced rework service levels by 13% for installation and 22% for repair, and repair dispatches have declined by 18%.

These cost reductions were partially offset by higher costs associated with our growth businesses such as data and long distance services. Increased costs associated with higher uncollectible accounts receivable and salary and wage increases for employees further offset cost reductions in 2002. Pension income, net of postretirement benefit costs, was $322 million in the first quarter of 2002, compared to $342 million in the first quarter of 2001.

Depreciation and Amortization

Depreciation and amortization expense increased by $82 million, or 3.6%, in the first quarter of 2002. This expense increase was principally due to growth and a change in the mix of depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

DOMESTIC WIRELESS

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2002              2001            % Change
---------------------                            ------------      ------------      ------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Wireless services                                $      4,374      $      4,046               8.1%
                                                 ------------      ------------

OPERATING EXPENSES
Operations and support                                  2,819             2,637               6.9
Depreciation and amortization                             781               919             (15.0)
                                                 ------------      ------------
                                                        3,600             3,556               1.2
                                                 ------------      ------------
OPERATING INCOME                                 $        774      $        490              58.0
                                                 ============      ============

MINORITY INTEREST                                $       (272)     $       (155)             75.5
NET INCOME                                       $        197      $         98             101.0

OPERATING REVENUES

Revenues earned from our consolidated wireless segment grew by $328 million, or 8.1%, in the first quarter of 2002 compared to the same period in 2001. This increase was primarily due to the 9% increase in subscribers, partially offset by lower average service revenue per subscriber of 0.8% to $46.

We ended the first quarter of 2002 with 29.6 million subscribers, compared to
27.1 million subscribers at the end of the first quarter of 2001, an increase of 9%. Approximately 24 million, or 80% of these customers subscribe to digital service, compared to 60% in the first quarter of 2001. In addition, our average monthly churn rate, the rate at which customers disconnect service, was 2.6%, compared to 2.9% in the first quarter of 2001.

Average service revenue per subscriber was impacted by several factors. Retail customers, who generally have higher service revenue, now comprise approximately 94% of the subscriber base, compared to 92% in the first quarter of 2001. In addition, we introduced America's Choice pricing during the quarter, which enables subscribers to these plans to take advantage of the largest built-out footprint. Since the launch of America's Choice in February 2002, approximately 66% of new contract customers chose these plans. In addition, over 80% of America's Choice subscribers are on price plans with monthly access of $45 and above. However, downward pressure on average service revenue per subscriber was caused by decreased roaming and long distance revenues for the first quarter of 2002 compared to the first quarter of 2001.

In addition, in January 2002, we became the first major U.S. carrier to launch a high-speed wireless data network with the introduction of the Express Network in several east and west coast markets. Based on third generation 1XRTT technology, the Express Network covers a population of 74 million or approximately one-third of Verizon Wireless's network.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $182 million, or 6.9%, in the first quarter of 2002. This increase was primarily due to increased salary and wage expense, advertising and billing and data processing charges, offset by reduced selling expenses related to a decrease in gross subscriber additions in the first quarter of 2002 compared to the first quarter of 2001 and lower roaming costs. However, during the quarter we reduced full time equivalent headcount by 1,800.

Depreciation and Amortization

Depreciation and amortization expense decreased by $138 million, or 15.0%, in the first quarter of 2002 compared to the same period in 2001. The decrease is primarily related to the adoption of SFAS No. 142, effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was offset by increased depreciation expense related to increased asset base.

MINORITY INTEREST

The significant increase in minority interest in the first quarter of 2002 was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

INTERNATIONAL

Our International segment includes international wireline and wireless telecommunication operations and investments in the Americas, Europe, Asia and the Pacific. Our consolidated international investments as of March 31, 2002 included Grupo Iusacell, S.A. de C.V. (Iusacell) (Mexico), Codetel, C. por A. (Codetel) (Dominican Republic), TELPRI (Puerto Rico), Micronesian Telecommunications Corporation (Northern Mariana Islands) and Global Solutions Inc. (GSI). Those investments in which we have less than a controlling interest are accounted for by either the cost or equity method.

                                                 THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2002             2001           % Change
---------------------                            ------------     ------------     ------------
RESULTS OF OPERATIONS

OPERATING REVENUES                               $        751     $        527             42.5%
                                                 ------------     ------------

OPERATING EXPENSES
Operations and support                                    498              384             29.7
Depreciation and amortization                             136              105             29.5
                                                 ------------     ------------
                                                          634              489             29.7
                                                 ------------     ------------

OPERATING INCOME                                 $        117     $         38            207.9
                                                 ============     ============
INCOME FROM UNCONSOLIDATED BUSINESSES            $        176     $        217            (18.9)
NET INCOME                                       $        211     $        210               .5

On January 25, 2002, we exercised our option to purchase an additional 12% of TELPRI common stock, from the government of Puerto Rico. We now hold 52% of TELPRI stock, up from 40% at December 31, 2001. As a result of gaining control of TELPRI, we changed the accounting for our investment in TELPRI from equity method to full consolidation, effective January 1, 2002. Accordingly, TELPRI's net results are reported as a component of Income from Unconsolidated Businesses for the three months ended March 31, 2001, while 2002 results of operations are included in consolidated revenues and expenses in the table above.

On March 28, 2002, we transferred 5.5 million of our shares in CTI to a newly created trust for CTI employees. This decreased our ownership percentage from 65% to 48%. We also reduced our representation on CTI's Board of Directors from five of nine members to four of nine. As a result of these actions that surrender control of CTI, we changed the method of accounting for our investment in CTI from consolidation to the equity method. In addition, during the first quarter of 2002, we wrote our remaining investment in CTI down to zero (see Special Items). Since we have no other future commitments to fund the company's operations, in accordance with accounting rules for equity method investments, we are no longer required to record our share of CTI's operating losses. CTI's results of operations are reported in revenues and expenses for the three months ended March 31, 2001, while 2002 revenues and expenses are not included in the table above.

OPERATING REVENUES

Revenues earned from our international businesses grew by $224 million, or 42.5%, in the first quarter of 2002 as compared to the same period in 2001. This growth is primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, revenues grew by $24 million, or 3.3%. The higher revenue was primarily due to GSI, which only began its commercial operations in the first quarter of 2001.

OPERATING EXPENSES

Operations and Support

Operations and support expenses, which include employee costs and other operating expenses, increased $114 million, or 29.7% in the first quarter of 2002 as compared to the same period in 2001. This growth is primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, operations and support expenses increased $43 million, or 9.5%, in the first quarter of 2002 as compared to the same period in 2001. The higher costs were driven primarily by a full quarter of GSI operations and customer acquisition costs associated with wireless customer growth. On a comparable basis, proportionate wireless subscribers grew 22.1% over the first quarter of 2001.

Depreciation and Amortization

Depreciation and amortization expense increased $31 million, or 29.5% in the first quarter of 2002 as compared to the same period in 2001. This growth is primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, depreciation and amortization expense decreased $3 million, or 2.2%, in the first quarter of 2002 as compared to the same period in 2001. This decrease was attributable to the cessation of the amortization of goodwill and intangible assets with indefinite lives in accordance with our adoption of SFAS 142 on January 1, 2002, offset in part by increased depreciation due to ongoing network capital expenditures necessary to meet the increase in subscriber base.

INCOME FROM UNCONSOLIDATED BUSINESSES

Income from unconsolidated businesses decreased $41 million, or 18.9% in the first quarter of 2002 as compared to the same period in 2001. This decline is primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, income from unconsolidated businesses increased $8 million, or 4.8%, in the first quarter of 2002 as compared to the same period in 2001. The increase was primarily due to the aforementioned cessation of recording CTI losses in 2002 offset in part by unfavorable foreign currency impacts at Compania Anonima Nacional Telefonos de Venezuela (CANTV).

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

                                                 THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2002             2001           % Change
---------------------                            ------------     ------------     ------------
RESULTS OF OPERATIONS

OPERATING REVENUES
Information services                             $        803     $        789              1.8%
                                                 ------------     ------------

OPERATING EXPENSES
Operations and support                                    434              416              4.3
Depreciation and amortization                              15               21            (28.6)
                                                 ------------     ------------
                                                          449              437              2.7
                                                 ------------     ------------
OPERATING INCOME                                 $        354     $        352               .6
                                                 ============     ============
NET INCOME                                       $        213     $        212               .5

OPERATING REVENUES

Operating revenues from our Information Services segment increased by $14 million, or 1.8%, in the first quarter of 2002. The first quarter increase was primarily generated by domestic and international advertising revenue growth, partially offset by lower affiliate revenues. Revenues from SuperPages.com, Verizon's Internet directory service, grew 83.8% over first quarter 2001 and Superbundle units sold increased 59% as Information Services continues to strengthen its leadership position in online directory services.

OPERATING EXPENSES

Total operating expenses for the first quarter of 2002 increased $12 million, or 2.7% as compared to the same period in 2001. The quarter increase was primarily generated by the costs associated with the increased revenues.

SPECIAL ITEMS

Special items generally represent revenues and gains as well as expenses and losses that are nonrecurring and/or non-operational in nature. Several of these special items include impairment losses. These impairment losses were determined in accordance with our policy of comparing the fair value of the asset with its carrying value. The fair value is determined by quoted market prices, if available, or by estimates of future cash flows.

These special items are not considered in assessing operational performance, either at the segment level, or for the consolidated company. However, they are included in our reported results. This section provides a detailed description of these special items.

TRANSITION COSTS

In connection with the Bell Atlantic Corporation-GTE Corporation merger and the formation of the wireless joint venture, we expect to incur a total of approximately $2 billion of transition costs. These costs are incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs incurred through the first quarter of 2002 total $1,829 million. Transition costs for the quarters ended March 31, 2002 and 2001 were $96 million ($52 million after taxes and minority interest, or $.02 per diluted share) and $163 million ($88 million after taxes and minority interest, or $.03 per diluted share), respectively.

SALES OF ASSETS, NET

During the first quarter of 2002, we recorded a net pretax gain of $220 million ($116 million after-tax, or $.04 per diluted share), primarily resulting from a pretax gain on the sale of TSI Telecommunication Services Inc. (TSI) of $466 million ($275 million after-tax, or $.10 per diluted share), partially offset by an impairment charge in connection with our exit from the video business and other charges of $246 million ($159 million after-tax, or $.06 per diluted share).

MARK-TO-MARKET ADJUSTMENT - FINANCIAL INSTRUMENTS

During 2001, we began recording mark-to-market adjustments in earnings relating to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. In the first quarter of 2002, we recorded a loss on a mark-to-market adjustment of $3 million ($3 million after-tax, or less than $.01 per diluted share). In the first quarter of 2001, we recorded a loss on a mark-to-market adjustment of $116 million ($114 million after taxes and minority interest, or $.04 per diluted share) due primarily to the change in the fair value of the Metromedia Fiber Network, Inc.
(MFN) debt conversion option.

INVESTMENT-RELATED CHARGES

During the first quarter of 2002, we recorded pretax charges totaling $2,146 million ($2,026 million after-tax, or $.74 per diluted share) relating to our investments in CANTV in Venezuela, MFN in the U.S. and CTI in Argentina, which are described below.

We recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) to market value due to the other than temporary decline in the market value of our investment in CANTV. The recent political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV's future economic prospects were major factors in our determination of impairment.

We recorded a pretax loss of $516 million ($436 million after-tax, or $.16 per diluted share) to market value primarily due to the other than temporary decline in the market value of our investment in MFN. During 2001, we wrote down our investment in MFN due to the declining market value of its stock. We wrote off our remaining investment and other financial statement exposure related to MFN this quarter primarily as a result of their deteriorating financial condition and related defaults. In addition, we notified MFN that remaining future payments required by a long-term network capacity agreement will not be made as a result of their financial condition.

We recorded a pretax loss of $230 million ($190 million after-tax, or $.07 per diluted share) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI. In 2001, we recorded an estimated loss of $637 million ($637 million after-tax, or $.23 per diluted share) to reflect the impact of the deteriorating Argentinean economy and devaluation of the Argentinean peso on CTI's financial position. As a result of the 2002 and 2001 charges, our financial exposure related to our equity investment in CTI has been eliminated.

EXTRAORDINARY ITEM

During the first quarter of 2002, we retired $1,536 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Impact of SFAS No. 142

We adopted the provisions of SFAS No. 142 on January 1, 2002. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Our results for the quarter ended March 31, 2002 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $496 million after-tax (or $.18 per diluted share). In accordance with the new rules, starting January 1, 2002, we are no longer amortizing goodwill, acquired workforce intangible assets and wireless licenses which we determined have an indefinite life. On a comparable basis, had we not amortized these intangible assets in the first quarter of 2001, net income would have been $1,666 million or $.61 per diluted share.

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the related SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. The initial impact of adoption was recorded as a cumulative effect of an accounting change of $182 million after-tax (or $.07 per diluted share) in the first quarter of 2001. This cumulative effect charge primarily relates to the change in the fair value of the MFN debt conversion option prior to January 1, 2001.

OTHER CONSOLIDATED RESULTS

The following discussion of several nonoperating items is based on the amounts reported in our condensed consolidated financial statements.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2002              2001            % Change
---------------------                            ------------      ------------      ------------
INTEREST EXPENSE
Interest expense                                 $        814      $        921             (11.6)%
Capitalized interest costs                                 37                84             (56.0)
                                                 ------------      ------------
Total interest costs on debt balances            $        851      $      1,005             (15.3)
                                                 ============      ============
Average debt outstanding                         $     64,678      $     59,416               8.9
Effective interest rate                                   5.3%              6.8%

The decrease in interest costs for the three months ended March 31, 2002, as compared to the same period in 2001, was principally attributable to lower average interest rates and was partially offset by higher average debt levels. The increase in average debt levels was mainly the result of funding for capital expenditures and acquisitions at our Domestic Telecom and Domestic Wireless segments.

                                                 THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                2002             2001           % Change
---------------------                            ------------     ------------     ------------
MINORITY INTEREST                                $        243     $         98            148.0%

The increase in minority interest expense for the three months ended March 31, 2002, as compared to the same period in 2001, is primarily due to the higher earnings at Verizon Wireless, which has a significant minority interest attributable to Vodafone.

                                                  THREE MONTHS ENDED MARCH 31,
                                                     2002              2001
                                                 ------------      ------------
EFFECTIVE INCOME TAX RATES                               99.6%             36.4%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate in the first quarter of 2002 is not consistent with the same period in 2001 because tax benefits were not available on many of the losses resulting from the other than temporary decline in fair value of several of our investments during the first quarter of 2002. See "Special Items" above.

CONSOLIDATED FINANCIAL CONDITION

                                                             THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)                                           2002              2001            $ Change
---------------------                                       ------------      ------------      ------------
CASH FLOWS PROVIDED BY (USED IN)
Operating activities                                        $      4,478      $      3,102      $      1,376
Investing activities                                              (2,020)           (6,454)            4,434
Financing activities                                              (2,422)            3,284            (5,706)
                                                            ------------      ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $         36      $        (68)     $        104
                                                            ============      ============      ============

We use the net cash generated from our operations to fund capital expenditures for network expansion and modernization, repay external financing, pay dividends and invest in new businesses. Additional external financing is utilized when necessary. While our current liabilities typically exceeded our current assets, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing will be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations in the first quarter of 2002 compared to the similar period of 2001 primarily reflects a decrease in working capital requirements.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continue to be our primary use of capital resources. We invested approximately $1,479 million in our Domestic Telecom business in the first quarter of 2002, compared to $3,339 million in the first quarter of 2001 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $812 million in our Domestic Wireless business in the first quarter of 2002, compared to $988 million in the first quarter of 2001. The decrease in 2002 is primarily due to the effective management of our capital expenditure budget to current network demand. We expect total capital expenditures in 2002 to be approximately $14 billion to $15 billion.

We invested $930 million in acquisitions and investments in businesses during the first quarter of 2002, including $556 million to acquire some of the cellular properties of Dobson Communications Corporation and $218 million for other wireless properties. In the first quarter of 2001, we invested $2,099 million in acquisitions and investments in businesses, including $1,625 million related to wireless licenses purchased in connection with an FCC auction (see "Recent Developments - FCC Auction" for additional information), and $410 million for additional wireless spectrum purchased from another telecommunications carrier.

In the first quarter 2002, we received cash proceeds of $728 million in connection with the sale of TSI.

In the first quarter of 2001, Other, net investing activities include loans to Genuity Inc. of $200 million. The loans to Genuity are a part of an agreement to provide up to $2.0 billion in financing to Genuity with a maturity of 2005.

In addition, under the terms of an investment agreement, Vodafone may require us or Verizon Wireless to purchase up to $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value. The purchase of up to $10 billion may be required during July 2003 or July 2004 and the remainder during the following years.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Cash of $1,629 million was used to reduce our total debt during the first quarter of 2002. We repaid $493 million of Verizon Global Funding Corp. long-term debt at maturity with cash and reduced our short-term borrowings by $2,331 million with cash and the issuance of Domestic Telecom long-term debt. Domestic Telecom issued $2,967 million of long-term debt and retired $1,691 million of long-term debt.

The $4,348 million increase in our total debt during the first three months of 2001 was primarily due to the issuance of $2.1 billion of long-term debt and $1.4 billion of commercial paper and other short-term borrowings by Verizon Global Funding, partially offset by $400 million maturity of other corporate long-term debt. In addition, Verizon Wireless issued $580 million of long-term debt and Domestic Telecom incurred $773 million of net short-term debt and retired $310 million of long-term debt.

Our debt to equity ratio was 67.0% at March 31, 2002, compared to 64.1% at March 31, 2001.

As of March 31, 2002, we had approximately $8.5 billion of unused bank lines of credit and $474 million in bank borrowings outstanding. As of March 31, 2002, our telephone and financing subsidiaries had shelf registrations for the issuance of up to $8.9 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in March 2002, Standard & Poor's (S&P) revised our credit rating outlook from stable to negative, and Moody's Investors Service (Moody's) reaffirmed our credit rating outlook as negative. S&P and Moody's cited concern about the overall debt level of Verizon. We have adopted a debt portfolio strategy that includes a reduction in total debt as well as a reduction in the short-term debt component. A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarters of 2002 and 2001, we announced quarterly cash dividends of $.385 per share.

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Our cash and cash equivalents at March 31, 2002 totaled $1,015 million, a $36 million increase over cash and cash equivalents at December 31, 2001 of $979 million.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. While we do not expect that our liquidity and cash flows will be materially affected by these risk management strategies, our net income may be materially affected by certain market risks associated with the exchangeable notes discussed below.

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

Periodically, equity price or foreign exchange rate movements may require us to mark-to-market the exchangeable note liability to reflect the increase or decrease in the current share price compared to the established exchange price, resulting in a charge or credit to income. The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the underlying share prices of the Telecom Corporation of New Zealand Limited
(TCNZ), Cable & Wireless plc (C&W) and NTL Incorporated (NTL) stock.

o At March 31, 2002, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. The C&W and NTL notes in the amount of $3,180 million are exchangeable into 128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

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

EQUITY RISK

We also have equity price risk associated with our cost investments, primarily in common stocks and equity price sensitive derivatives that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $1,675 million at March 31, 2002.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $143 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $134 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Our equity price sensitive derivatives (primarily several long-term call options on our common stock) (see Note 8 - Financial Instruments) do not qualify for hedge accounting under SFAS No. 133. As such, a change of approximately $9 million in the fair value of our equity price sensitive derivatives would be recognized in our condensed consolidated balance sheets and in current earnings in mark-to-market adjustment.

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

GENUITY AND BELL ATLANTIC - GTE MERGER

Genuity, formerly a wholly owned subsidiary of GTE, operates a tier-one interLATA Internet backbone and related data businesses. The transition of Genuity to a public company was part of a comprehensive proposal filed with the FCC on January 27, 2000, to permit the Bell Atlantic-GTE merger to close by addressing regulatory restrictions associated with Verizon's ability to provide long distance and Internet-related data service offerings that GTE had previously provided to consumers and businesses.

In accordance with the provisions of an FCC order, in June 2000 Genuity sold 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity, in an initial public offering. GTE retained 100% of Genuity's Class B common stock, which currently represents 8.2% of the voting equity in Genuity, as permitted by the Telecommunications Act of 1996 (1996 Act). Our investment also includes a contingent conversion right.

Our contingent conversion right currently permits us to increase our ownership interest to as much as 79.6% of the total equity of Genuity, representing 95.1% of Genuity's total voting rights (before giving effect to outstanding options granted to Genuity employees), if we eliminate the applicable restrictions of
Section 271 of the 1996 Act as to 100% of the total telephone access lines owned by Bell Atlantic in 1999 in its region. This option expires if we do not eliminate these restrictions within five years of the merger, subject to possible extension. If we eliminate Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271. The FCC order also allows us to transfer our Class B common stock to a disposition trustee for sale to one or more third parties once we eliminate Section 271 restrictions on at least 50% of the former Bell Atlantic in-region access lines. As of the current date, we have eliminated Section 271 restrictions as to approximately 57% of the former Bell Atlantic in-region access lines.

The initial public offering transferred the majority ownership and control of Genuity to the public shareholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000. In addition to the transfer, we are also required to adhere to safeguards in the FCC's order that prohibit us from exercising influence over Genuity's operations. Therefore, we are accounting for our investment in Genuity using the cost method.

Federal and state regulatory conditions to the merger also included commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. The pretax cost to begin compliance with these conditions was approximately $200 million in 2000 and approximately $300 million in 2001. We expect an impact of $200 million to $300 million in 2002.

RECENT DEVELOPMENTS

VERIZON WIRELESS

FCC Auction

On January 29, 2001, the bidding phase of the FCC reauction of 1.9 GHz C and F block broadband Personal Communications Services spectrum licenses, which began December 12, 2000, officially ended. Verizon Wireless was the winning bidder for 113 licenses. The total price of these licenses was $8,781 million, $1,822 million of which had been paid. Most of the licenses that were reauctioned relate to spectrum that was previously licensed to NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively NextWave), which have appealed to the federal courts the FCC's action canceling NextWave's licenses and reclaiming the spectrum.

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC's cancellation and repossession of NextWave's licenses was unlawful. The FCC sought a stay of the court's decision which was denied. The FCC subsequently reinstated NextWave's licenses, but it did not return Verizon Wireless's payment on the NextWave licenses nor did it acknowledge that the court's decision extinguished Verizon Wireless's obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit's decision. On March 4, 2002, the U.S. Supreme Court granted the FCC's petition and agreed to hear the appeal.

In April 2002, Verizon Wireless filed a petition with the U.S. Court of Appeals for the District of Columbia seeking a declaration that the auction is void and a return of its entire payment as well as interest. At that time, Verizon Wireless also filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that Verizon Wireless has no further performance obligations with respect to the re-auction and money damages. Both of these matters are pending. Subsequently, the FCC returned $1,479 million of Verizon Wireless's $1,822 million license payment without acknowledging that Verizon Wireless is no longer obligated to purchase the licenses. As of March 31, 2002, we reported $1,479 million of the payment in Accounts Receivable, reclassified from Intangible Assets, Net, in the condensed consolidated balance sheets.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

We offer long distance service throughout most of the country, except in those regions served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the 1996 Act. We now have authority to offer in-region long distance service in six states in the former Bell Atlantic territory, accounting for more than half of the lines served by the former Bell Atlantic. In addition to its New York order released in December 1999, the FCC released orders on April 16, 2001, July 23, 2001, September 19, 2001, February 22, 2002 and April 17, 2002, approving our applications for permission to enter the in-region long distance market in Massachusetts, Connecticut, Pennsylvania, Rhode Island and Vermont, respectively. Both the Massachusetts and Pennsylvania orders are currently on appeal to the U.S. Court of Appeals. WorldCom Inc. has filed a complaint with the FCC seeking to have our long distance authority in Massachusetts revoked or suspended. The complaint is based on several of Verizon's charges to CLECs.

We have filed applications with the FCC to offer long distance service in Maine and New Jersey. The FCC must rule on those applications by June 19, 2002 and June 24, 2002, respectively. We have also filed state applications for support of anticipated applications with the FCC for permission to enter the in-region long distance market in

New Hampshire, Delaware, Virginia and Maryland. Third-party testing of our operations support systems is in its final stages for Virginia, West Virginia, Maryland and the District of Columbia.

FCC REGULATION AND INTERSTATE RATES

Access Charges and Universal Service

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, we were authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps. In March 2002, we received approval to remove special access services from price cap regulation in 16 additional MSAs. Approximately 50% of special access revenues are now removed from price regulation.

Unbundling of Network Elements

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision was stayed pending review by the U.S. Supreme Court. On May 13, 2002, the U.S. Supreme Court reversed that decision and upheld the FCC's pricing rules.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

Broadband Policy

The FCC has announced its intent to establish a national broadband policy that will address the appropriate level of regulation of broadband services offered by Verizon and other telephone companies, as well as competing services that are offered through other technologies such as cable modem service. In support of this goal, the FCC has launched four separate rulemaking efforts that examine various aspects of how these services are regulated today and whether such regulation should be eliminated or modified going forward.

OTHER MATTERS

RECENT ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

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

o our ability to satisfy regulatory merger conditions and obtain combined company revenue enhancements and cost savings;

o    the profitability of our broadband operations;

o the ability of Verizon Wireless to achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources;

o    the outcome of litigation concerning the FCC NextWave spectrum auction;

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

(a)  Exhibit:

           Exhibit
           Number
           -------
              12        Computation of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2002:

         A Current Report on Form 8-K, filed January 9, 2002, containing a press release announcing our key estimated operating results for 2001 and selected slides containing supplemental information about our financial and other projections.

         A Current Report on Form 8-K, filed February 1, 2002, containing a press release announcing earnings for the fourth quarter and year ended December 31, 2001, and providing our financial outlook for 2002.

         A Current Report on Form 8-K, filed March 11, 2002, containing a press release announcing the accelerated leadership transition of Ivan Seidenberg to sole CEO, effective April 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VERIZON COMMUNICATIONS INC.

Date:  May 15, 2002                    By /s/ John F. Killian
                                          --------------------------------------
                                            John F. Killian
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)





UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   12                    Computation of Ratio of Earnings to Fixed Charges.