Form 10-Q/A
period 2002-03-31
VERIZON COMMUNICATIONS INC
filed 2002-05-31
CIK 732712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 2002, 2,723,017,584 shares of the registrant's Common Stock were outstanding, after deducting 28,632,900 shares held in treasury.

                                TABLE OF CONTENTS


ITEM NO.                                                                                                    PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries


(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                     THREE MONTHS ENDED MARCH 31,
                                                                                                     2002               2001
                                                                                               ----------         ----------
OPERATING REVENUES                                                                             $   16,375         $   16,266

Operations and support expense (exclusive of items shown below)                                     9,764              9,299
Depreciation and amortization                                                                       3,320              3,360
Sales of assets, net                                                                                 (220)                --
                                                                                               ----------         ----------

OPERATING INCOME                                                                                    3,511              3,607
Income (loss) from unconsolidated businesses                                                       (1,543)               216
Other income and (expense), net                                                                        65                 70
Interest expense                                                                                     (814)              (921)
Minority interest                                                                                    (243)               (98)
Mark-to-market adjustment - financial instruments                                                      (3)              (116)
                                                                                               ----------         ----------
Income before provision for income taxes, extraordinary item and cumulative effect of
   accounting change                                                                                  973              2,758
Provision for income taxes                                                                            969              1,004
                                                                                               ----------         ----------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             4              1,754
Extraordinary item, net of tax                                                                         (9)                --
Cumulative effect of accounting change, net of tax                                                   (496)              (182)
                                                                                               ----------         ----------
NET INCOME (LOSS)                                                                              $     (501)        $    1,572
                                                                                               ==========         ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item and cumulative effect of accounting change                    $       --         $      .65
Extraordinary item, net of tax                                                                         --                 --
Cumulative effect of accounting change, net of tax                                                   (.18)              (.07)
                                                                                               ----------         ----------
NET INCOME (LOSS)                                                                              $     (.18)        $      .58
                                                                                               ==========         ==========
Weighted-average shares outstanding (in millions)                                                   2,719              2,704
                                                                                               ----------         ----------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item and cumulative effect of accounting change                    $       --         $      .65
Extraordinary item, net of tax                                                                         --                 --
Cumulative effect of accounting change, net of tax                                                   (.18)              (.07)
                                                                                               ----------         ----------
NET INCOME (LOSS)                                                                              $     (.18)        $      .58
                                                                                               ==========         ==========
Weighted-average shares outstanding - diluted (in millions)                                         2,732              2,725
                                                                                               ----------         ----------
Dividends declared per common share                                                            $     .385         $     .385
                                                                                               ==========         ==========


See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries


(Dollars in Millions, Except Per Share Amounts) (Unaudited)                                MARCH 31,         DECEMBER 31,
                                                                                                2002                 2001
                                                                                        ------------         ------------
ASSETS
Current assets
  Cash and cash equivalents                                                             $      1,015         $        979
  Short-term investments                                                                       1,364                1,991
  Accounts receivable, net of allowances of $2,113 and $2,153                                 15,412               14,254
  Inventories                                                                                  1,770                1,968
  Net assets held for sale                                                                     1,232                1,199
  Prepaid expenses and other                                                                   3,379                2,796
                                                                                        ------------         ------------
Total current assets                                                                          24,172               23,187
                                                                                        ------------         ------------
Plant, property and equipment                                                                173,189              169,586
  Less accumulated depreciation                                                               98,868               95,167
                                                                                        ------------         ------------
                                                                                              74,321               74,419
                                                                                        ------------         ------------
Investments in unconsolidated businesses                                                       7,615               10,202
Intangible assets, net                                                                        45,127               44,262
Other assets                                                                                  20,090               18,725
                                                                                        ------------         ------------
Total assets                                                                            $    171,325         $    170,795
                                                                                        ============         ============
LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                                                        $     16,344         $     18,669
   Accounts payable and accrued liabilities                                                   13,120               13,947
   Other                                                                                       5,646                5,404
                                                                                        ------------         ------------
Total current liabilities                                                                     35,110               38,020
                                                                                        ------------         ------------

Long-term debt                                                                                46,580               45,657
Employee benefit obligations                                                                  13,454               11,898
Deferred income taxes                                                                         18,375               16,543
Other liabilities                                                                              4,273                3,989

Minority interest                                                                             22,526               22,149

Shareowners' investment
   Series preferred stock ($.10 par value; none issued)                                           --                   --
   Common stock ($.10 par value; 2,751,650,484 shares issued in both periods)                    275                  275
   Contributed capital                                                                        24,685               24,676
   Reinvested earnings                                                                         9,065               10,704
   Accumulated other comprehensive loss                                                       (1,455)              (1,187)
                                                                                        ------------         ------------
                                                                                              32,570               34,468
   Less common stock in treasury, at cost                                                        867                1,182
   Less deferred compensation - employee stock ownership plans and other                         696                  747
                                                                                        ------------         ------------
Total shareowners' investment                                                                 31,007               32,539
                                                                                        ------------         ------------
Total liabilities and shareowners' investment                                           $    171,325         $    170,795
                                                                                        ============         ============



See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries


(Dollars in Millions) (Unaudited)                                                           THREE MONTHS ENDED MARCH 31,
                                                                                                  2002                 2001
                                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary item and cumulative effect of accounting change               $          4         $      1,754
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
     Depreciation and amortization                                                               3,320                3,360
     Sales of assets, net                                                                         (220)                  --
     Mark-to-market adjustment - financial instruments                                               3                  116
     Employee retirement benefits                                                                 (405)                (476)
     Deferred income taxes                                                                         369                  416
     Provision for uncollectible accounts                                                          602                  364
     (Income) loss from unconsolidated businesses                                                1,543                 (216)
     Changes in current assets and liabilities, net of effects from
       acquisition/disposition of businesses                                                      (886)              (2,170)
     Other, net                                                                                    148                  (46)
                                                                                          ------------         ------------
Net cash provided by operating activities                                                        4,478                3,102
                                                                                          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                            (2,374)              (4,478)
Acquisitions, net of cash acquired, and investments                                               (930)              (2,099)
Proceeds from disposition of businesses                                                            728                   --
Net change in short-term investments                                                               532                  577
Other, net                                                                                          24                 (454)
                                                                                          ------------         ------------
Net cash used in investing activities                                                           (2,020)              (6,454)
                                                                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                               2,980                2,941
Repayments of long-term borrowings and capital lease obligations                                (2,224)                (798)
Increase (decrease) in short-term obligations, excluding current maturities                     (2,385)               2,205
Dividends paid                                                                                  (1,051)              (1,040)
Proceeds from sale of common stock                                                                 222                   77
Other, net                                                                                          36                 (101)
                                                                                          ------------         ------------
Net cash provided by (used in) financing activities                                             (2,422)               3,284
                                                                                          ------------         ------------
Increase (decrease) in cash and cash equivalents                                                    36                  (68)
Cash and cash equivalents, beginning of period                                                     979                  757
                                                                                          ------------         ------------
Cash and cash equivalents, end of period                                                  $      1,015         $        689
                                                                                          ============         ============



See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

The following table shows certain summarized information related to our investments in marketable securities:

(Dollars in Millions)                                                 GROSS           GROSS
                                                                 UNREALIZED      UNREALIZED
                                                        COST          GAINS          LOSSES      FAIR VALUE
                                                  ----------     ----------      ----------      ----------
AT MARCH 31, 2002
Investments in unconsolidated businesses          $    1,118     $      506      $     (238)     $    1,386
Other assets                                             226             29              --             255
                                                  ----------     ----------      ----------      ----------
                                                  $    1,344     $      535      $     (238)     $    1,641
                                                  ==========     ==========      ==========      ==========
AT DECEMBER 31, 2001
Investments in unconsolidated businesses          $    1,337     $      578      $      (80)     $    1,835
Other assets                                             243             26              --             269
                                                  ----------     ----------      ----------      ----------
                                                  $    1,580     $      604      $      (80)     $    2,104
                                                  ==========     ==========      ==========      ==========

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

Investment-Related Charges

During the first quarter of 2002, we recorded a pretax loss of $1,400 million ($1,400 million after-tax) due to the other than temporary decline in the market value of our investment in Compania Anonima Nacional Telefonos de Venezuela (CANTV). As a result of the recent political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV's future economic prospects, we no longer expect that the future undiscounted cash flows applicable to CANTV will be sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

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

Impact of SFAS No. 142

The following tables present the impact of SFAS No. 142 on reported income before extraordinary item and cumulative effect of accounting change, reported net income (loss) and earnings (loss) per share had the standard been in effect for the first quarter of 2001:

(Dollars in Millions)                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 2002            2001
                                                                           ----------      ----------
REPORTED INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                             $        4      $    1,754
   Goodwill amortization                                                           --               9
   Wireless licenses amortization                                                  --              85
                                                                           ----------      ----------
ADJUSTED NET INCOME                                                        $        4      $    1,848
                                                                           ==========      ==========

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                 2002            2001
                                                                           ----------      ----------
BASIC AND DILUTED EARNINGS PER SHARE                                       $       --      $      .65
   Goodwill amortization                                                           --              --
   Wireless licenses amortization                                                  --             .03
                                                                           ----------      ----------
ADJUSTED EARNINGS PER SHARE - BASIC AND DILUTED                            $       --      $      .68
                                                                           ==========      ==========

(Dollars in Millions)                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 2002            2001
                                                                           ----------      ----------
REPORTED NET INCOME (LOSS)                                                 $     (501)     $    1,572
   Goodwill amortization                                                           --               9
   Wireless licenses amortization                                                  --              85
                                                                           ----------      ----------
ADJUSTED NET INCOME (LOSS)                                                 $     (501)     $    1,666
                                                                           ==========      ==========

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                 2002            2001
                                                                           ----------      ----------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                $     (.18)     $      .58
   Goodwill amortization                                                           --              --
   Wireless licenses amortization                                                  --             .03
                                                                           ----------      ----------
ADJUSTED EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                     $     (.18)     $      .61
                                                                           ==========      ==========

The preceding tables exclude $18 million, or $.01 per share in the first quarter of 2001 related to amortization of goodwill and other intangible assets with indefinite lives of equity method investments.

Goodwill

Changes in the carrying amount of goodwill, net of accumulated amortization for the quarter ended March 31, 2002 are as follows:

                                            DOMESTIC       DOMESTIC                    INFORMATION    CORPORATE &
(Dollars in Millions)                        TELECOM       WIRELESS   INTERNATIONAL       SERVICES          OTHER          TOTAL
                                        ------------   ------------  --------------   ------------   ------------   ------------
BALANCE AS OF DECEMBER 31, 2001         $        401   $         --  $          627   $        558   $        112   $      1,698
   Goodwill reclassifications                     --             --             461             16             --            477
   Goodwill acquired during the period            --             --              51             --             --             51
   CTI Goodwill in impairment charge              --             --            (220)            --             --           (220)
   Goodwill impairment losses under
     SFAS No. 142                                (90)            --              --             (2)          (112)          (204)
                                        ------------   ------------  --------------   ------------   ------------   ------------
BALANCE AS OF MARCH 31, 2002            $        311   $         --  $          919   $        572   $         --   $      1,802
                                        ============   ============  ==============   ============   ============   ============

Other Intangible Assets

The major components and average useful lives of our other acquired intangible assets follows:

(Dollars in Millions)                          AS OF MARCH 31, 2002       AS OF DECEMBER 31, 2001
                                               GROSS                         GROSS
                                            CARRYING    ACCUMULATED       CARRYING    ACCUMULATED
                                              AMOUNT   AMORTIZATION         AMOUNT   AMORTIZATION
                                        ------------   ------------   ------------   ------------
Wireless licenses                       $     41,272   $      2,649   $     40,723   $      2,668
Customer lists (4 to 6 years)                  3,372          1,431          3,349          1,279
Non-network software (3 to 7 years)            3,675            942          3,187            793
Other (2 to 30 years)                             62             34             74             29
                                        ------------   ------------   ------------   ------------
Total                                   $     48,381   $      5,056   $     47,333   $      4,769
                                        ============   ============   ============   ============

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

Changes in the components of other comprehensive income (loss) are as follows:

(Dollars in Millions)                                                    THREE MONTHS ENDED MARCH 31,
---------------------                                                 -------------------------------
                                                                              2002               2001
                                                                      ------------       ------------
NET INCOME (LOSS)                                                     $       (501)      $      1,572
                                                                      ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS), net of taxes
Foreign currency translation adjustments                                       (40)               248
                                                                      ------------       ------------
Unrealized losses on marketable securities
Unrealized losses, net of taxes                                               (185)              (907)
  Add: reclassification of earnings due to accounting change for
  derivatives                                                                   --                112
                                                                      ------------       ------------
Net unrealized losses on marketable securities                                (185)              (795)

Unrealized derivative losses on cash flow hedges                                (3)               (14)
Minimum pension liability adjustment                                           (40)                --
                                                                      ------------       ------------
                                                                              (268)              (561)
                                                                      ------------       ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                     $       (769)      $      1,011
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

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)                                AT MARCH 31, 2002   AT DECEMBER 31, 2001
---------------------                                -----------------   --------------------
Foreign currency translation adjustments             $          (1,488)  $             (1,448)
Unrealized gains on marketable securities                          142                    327
Unrealized derivative losses on cash flow hedges                   (48)                   (45)
Minimum pension liability adjustment                               (61)                   (21)
                                                     -----------------   --------------------
Accumulated other comprehensive loss                 $          (1,455)  $             (1,187)
                                                     =================   ====================

11. EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)               THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------               ----------------------------
                                                                                2002             2001
                                                                         -----------       ----------
NET INCOME (LOSS)
Income before extraordinary item and cumulative effect of accounting
   change                                                                 $        4       $    1,754
Extraordinary item, net of tax                                                    (9)              --
Cumulative effect of accounting change, net of tax                              (496)            (182)
                                                                          ----------       ----------
Net income (loss)                                                         $     (501)      $    1,572
                                                                          ==========       ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                            2,719            2,704
                                                                          ----------       ----------
Income before extraordinary item and cumulative effect of accounting
   change                                                                 $       --       $      .65
Extraordinary item, net of tax                                                    --               --
Cumulative effect of accounting change, net of tax                              (.18)            (.07)
                                                                          ----------       ----------
Net income (loss)                                                         $     (.18)      $      .58
                                                                          ==========       ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                                            2,719            2,704
Effect of dilutive securities                                                     13               21
                                                                          ----------       ----------
Weighted-average shares outstanding - diluted                                  2,732            2,725
                                                                          ----------       ----------
Income before extraordinary item and cumulative effect of accounting
   change                                                                 $       --       $      .65
Extraordinary item, net of tax                                                    --               --
Cumulative effect of accounting change, net of tax                              (.18)            (.07)
                                                                          ----------       ----------
Net income (loss)                                                         $     (.18)      $      .58
                                                                          ==========       ==========

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

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers' assessment of unit performance. These are mostly contained in International and Information Services since they actively manage investment portfolios.

REPORTABLE SEGMENTS

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)                               THREE MONTHS ENDED MARCH 31,
                                                           2002             2001
                                                     ----------       ----------
EXTERNAL OPERATING REVENUES
Domestic Telecom                                     $   10,325       $   10,784
Domestic Wireless                                         4,364            4,038
International                                               724              525
Information Services                                        803              784
                                                     ----------       ----------
Total segments                                           16,216           16,131
Reconciling items                                           159              135
                                                     ----------       ----------
Total consolidated - reported                        $   16,375       $   16,266
                                                     ==========       ==========

INTERSEGMENT REVENUES
Domestic Telecom                                     $      149       $      136
Domestic Wireless                                            10                8
International                                                27                2
Information Services                                         --                5
                                                     ----------       ----------
Total segments                                              186              151
Reconciling items                                          (186)            (151)
                                                     ----------       ----------
Total consolidated - reported                        $       --       $       --
                                                     ==========       ==========

TOTAL OPERATING REVENUES
Domestic Telecom                                     $   10,474       $   10,920
Domestic Wireless                                         4,374            4,046
International                                               751              527
Information Services                                        803              789
                                                     ----------       ----------
Total segments                                           16,402           16,282
Reconciling items                                           (27)             (16)
                                                     ----------       ----------
Total consolidated - reported                        $   16,375       $   16,266
                                                     ==========       ==========

SEGMENT INCOME (LOSS)
Domestic Telecom                                     $    1,266       $    1,350
Domestic Wireless                                           197               98
International                                               211              210
Information Services                                        213              212
                                                     ----------       ----------
Total segment income                                      1,887            1,870
Reconciling items                                        (2,388)            (298)
                                                     ----------       ----------
Total consolidated net income (loss) - reported      $     (501)      $    1,572
                                                     ==========       ==========

(Dollars in Millions)           MARCH 31, 2002   DECEMBER 31, 2001
---------------------           --------------   -----------------
ASSETS
Domestic Telecom                $       82,435   $          82,635
Domestic Wireless                       62,269              60,262
International                           12,652              14,324
Information Services                     4,239               4,160
                                --------------   -----------------
Total segments                         161,595             161,381
Reconciling items                        9,730               9,414
                                --------------   -----------------
Total consolidated              $      171,325   $         170,795
                                ==============   =================

Major reconciling items between the segments and the consolidated results are as follows:

(Dollars in Millions)                                                  THREE MONTHS ENDED MARCH 31,
                                                                            2002               2001
                                                                    ------------       ------------
TOTAL REVENUES
Corporate, eliminations and other                                   $        (27)      $        (16)
                                                                    ============       ============

NET INCOME (LOSS)
Mark-to-market adjustment - financial instruments (see Note 8)      $         (3)      $       (114)
Sales of assets, net (see Note 3)                                            116                 --
Transition costs (see Note 2)                                                (52)               (88)
Cumulative effect of accounting change (see Note 7 and Note 8)              (496)              (182)
Investment-related charges  (see Note 6)                                  (2,026)                --
Extraordinary item (see Note 4)                                               (9)                --
Corporate, eliminations and other                                             82                 86
                                                                    ------------       ------------
                                                                    $     (2,388)      $       (298)
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

CONSOLIDATED NET INCOME (LOSS)

Consolidated net loss was $501 million ($.18 per diluted share) in the first quarter of 2002 compared to consolidated net income of $1,572 million ($.58 per diluted share) in the first quarter of 2001. Our reported results for both quarters were affected by special items. These special items, described in detail on pages 21 to 22, impacted net income (loss) by $2,470 million ($.90 per diluted share) in the first quarter of 2002 and by $384 million ($.14 per diluted share) in the first quarter of 2001. These special items included mark-to-market adjustments on derivative financial instruments, investment-related charges and the cumulative effect of an accounting change. In addition, net income (loss) was impacted by lower interest expense, partially offset by higher minority interest.

SEGMENT RESULTS OF OPERATIONS

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 12 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously highlighted the more significant of these transactions in the "Consolidated Results of Operations" section. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers' assessment of unit performance. These are mostly contained in International and Information Services since they actively manage investment portfolios.

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


OPERATING REVENUES

(Dollars in Millions)     THREE MONTHS ENDED MARCH 31,
                              2002                2001    % Change
                          --------            --------    --------
Local services            $  5,235            $  5,620        (6.9)%
Network access services      3,457               3,292         5.0
Long distance services         779                 762         2.2
Other services               1,003               1,246       (19.5)
                          --------            --------
                          $ 10,474            $ 10,920        (4.1)
                          ========            ========

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

OPERATING EXPENSES

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001    % Change
                                --------            --------    --------
Operations and support          $  5,578            $  5,957        (6.4)%
Depreciation and amortization      2,365               2,283         3.6
                                --------            --------
                                $  7,943            $  8,240        (3.6)
                                ========            ========

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

SEGMENT INCOME

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Segment Income                  $  1,266            $  1,350       (6.2)%

Segment income decreased by $84 million, or 6.2% in the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of the after-tax impact of operating revenues and operating expenses described above.

DOMESTIC WIRELESS

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.


OPERATING REVENUES

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Wireless services               $  4,374            $  4,046        8.1%

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

OPERATING EXPENSES

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Operations and support          $  2,819            $  2,637        6.9%
Depreciation and amortization        781                 919      (15.0)
                                --------            --------
                                $  3,600            $  3,556        1.2
                                ========            ========

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

SEGMENT INCOME

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Segment Income                  $    197            $     98      101.0%

Segment income increased by $99 million, or 101.0% in the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest.

The significant increase in minority interest in the first quarter of 2002 of $117 million, or 75.5% to $272 million was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

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

OPERATING REVENUES

(Dollars in Millions)     THREE MONTHS ENDED MARCH 31,
                              2002                2001   % Change
                          --------            --------   --------
Operating Revenues        $    751            $    527       42.5%

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

OPERATING EXPENSES

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Operations and support          $    498            $    384       29.7%
Depreciation and amortization        136                 105       29.5
                                --------            --------
                                $    634            $    489       29.7
                                ========            ========

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

SEGMENT INCOME

(Dollars in Millions)   THREE MONTHS ENDED MARCH 31,
                            2002                2001   % Change
                        --------            --------   --------
Segment Income          $    211            $    210         .5%

Segment income increased by $1 million, or .5% in the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, largely offset by a decrease in income from unconsolidated businesses.

Income from unconsolidated businesses decreased $41 million, or 18.9% in the first quarter of 2002 to $176 million as compared to the same period in 2001. This decline is primarily due to the consolidation of TELPRI and the deconsolidation of CTI in 2002. Adjusting the 2001 quarter to be comparable with 2002, income from unconsolidated businesses increased $8 million, or 4.8%, in the first quarter of 2002 as compared to the same period in 2001. The increase was primarily due to the aforementioned cessation of recording CTI losses in 2002 offset in part by unfavorable foreign currency impacts at Compania Anonima Nacional Telefonos de Venezuela (CANTV).

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

OPERATING REVENUES

(Dollars in Millions)  THREE MONTHS ENDED MARCH 31,
                           2002                2001   % Change
                       --------            --------   --------
Information services   $    803            $    789        1.8%

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

OPERATING EXPENSES

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Operations and support          $    434            $    416        4.3%
Depreciation and amortization         15                  21      (28.6)
                                --------            --------
                                $    449            $    437        2.7
                                ========            ========

Total operating expenses for the first quarter of 2002 increased $12 million, or 2.7% as compared to the same period in 2001. The quarter increase was primarily generated by the costs associated with the increased revenues.

SEGMENT INCOME

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
Segment Income                  $    213            $    212         .5%

Segment income increased by $1 million, or .5% in the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of the after-tax impact of operating revenues and operating expenses described above.

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

We recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) due to the other than temporary decline in the market value of our investment in CANTV. As a result of the recent political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV's future economic prospects, we no longer expect that the future undiscounted cash flows applicable to CANTV will be sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

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

OTHER CONSOLIDATED RESULTS

The following discussion of several nonoperating items is based on the amounts reported in our condensed consolidated financial statements.

(Dollars in Millions)                   THREE MONTHS ENDED MARCH 31,
                                            2002                2001    % Change
                                        --------            --------    --------
INTEREST EXPENSE
Interest expense                        $    814            $    921       (11.6)%
Capitalized interest costs                    37                  84       (56.0)
                                        --------            --------
Total interest costs on debt balances   $    851            $  1,005       (15.3)
                                        ========            ========
Average debt outstanding                $ 64,678            $ 59,416         8.9
Effective interest rate                      5.3%                6.8%

The decrease in interest costs for the three months ended March 31, 2002, as compared to the same period in 2001, was principally attributable to lower average interest rates and was partially offset by higher average debt levels. The increase in average debt levels was mainly the result of funding for capital expenditures and acquisitions at our Domestic Telecom and Domestic Wireless segments.

(Dollars in Millions)           THREE MONTHS ENDED MARCH 31,
                                    2002                2001   % Change
                                --------            --------   --------
MINORITY INTEREST               $    243            $     98      148.0%

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

CONSOLIDATED FINANCIAL CONDITION

(Dollars in Millions)                              THREE MONTHS ENDED MARCH 31,
                                                       2002                2001    $ Change
                                                   --------            --------    --------
CASH FLOWS PROVIDED BY (USED IN)
Operating activities                               $  4,478            $  3,102    $  1,376
Investing activities                                 (2,020)             (6,454)      4,434
Financing activities                                 (2,422)              3,284      (5,706)
                                                   --------            --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $     36            $    (68)   $    104
                                                   ========            ========    ========

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

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC's cancellation and repossession of NextWave's licenses was unlawful. The FCC sought a stay of the court's decision which was denied. The FCC subsequently reinstated NextWave's licenses, but it did not return Verizon Wireless's payment on the NextWave licenses nor did it acknowledge that the court's decision extinguished Verizon Wireless's obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit's decision. On March 4, 2002, the U.S Supreme Court granted the FCC's petition and agreed to hear the appeal.

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



                                       VERIZON COMMUNICATIONS INC.

Date: May 31, 2002                     By /s/ John F. Killian
                                         ---------------------------------------
                                         John F. Killian
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)







UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.

                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER               DESCRIPTION
           -------              -----------
              12       Computation of Ratio of Earnings to Fixed Charges.