Form 10-K/A
period 2001-12-31
VERIZON COMMUNICATIONS INC
filed 2002-06-03
CIK 732712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K/A
--------------------------------------------------------------------------------

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

At January 31, 2002, 2,717,198,915 shares of the registrant's Common Stock were outstanding, after deducting 34,451,569 shares held in treasury.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

Item No.                                                                                                  Page
--------                                                                                                  ----
                                                          PART II

6.        Selected Financial Data.....................................................................    1
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......    1
7A.       Quantitative and Qualitative Disclosures About Market Risk..................................    1
8.        Financial Statements and Supplementary Data.................................................    1

                                                          PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   39

      Unless otherwise indicated, all information is as of March 13, 2002

PART II

Item 6.  Selected Financial Data

--------------------------------------------------------------------------------
Selected Financial Data  Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                  (dollars in millions, except per share amounts)
                                                                  2001           2000            1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------

Results of Operations
Operating revenues                                        $     67,190    $    64,707    $     58,194   $    57,075    $   53,575
Operating income                                                11,532         16,758          15,953        11,756        10,881
Income before extraordinary items and cumulative
  effect of accounting change                                      590         10,810           8,296         5,326         5,181
    Per common share-basic                                         .22           3.98            3.03          1.94          1.90
    Per common share-diluted                                       .22           3.95            2.98          1.92          1.89
Net income                                                         389         11,797           8,260         4,980         5,181
Net income available to common shareowners                         389         11,787           8,260         4,948         5,181
    Per common share-basic                                         .14           4.34            3.02          1.81          1.90
    Per common share-diluted                                       .14           4.31            2.97          1.79          1.89
Cash dividends declared per common share                          1.54           1.54            1.54          1.54          1.51

Financial Position
Total assets                                              $    170,795    $   164,735    $    112,830   $    98,164    $   95,742
Long-term debt                                                  45,657         42,491          32,419        33,064        27,759
Employee benefit obligations                                    11,898         12,543          13,744        14,788        14,760
Minority interest, including a portion subject to
  redemption requirements                                       22,149         21,830           1,900         2,490         3,338
Shareowners' investment                                         32,539         34,578          26,376        21,435        20,632


..    Significant events affecting our historical earnings trends in 1999 through
     2001 are described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

..    1997 and 1998 data include retirement incentive costs, merger-related costs and other special items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

Verizon Communications Inc. is one of the world's leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 132.1 million access line equivalents and 29.4 million wireless customers. Verizon is also the largest directory publisher in the world. A Fortune 10 company with more than $67 billion in annual revenues and approximately 247,000 employees, Verizon's global presence extends to more than 40 countries in the Americas, Europe, Asia and the Pacific.

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

Critical Accounting Policies: Significant accounting policies are highlighted in the applicable sections of this Management's Discussion and Analysis (see "Special Items," "Severance/Retirement Enhancement Costs and Settlement Gains," "Loss/(Gain) on Securities" and "Genuity Loss"). In addition, all of our significant accounting policies are described in Note 1 to the consolidated financial statements.

A summary of these critical accounting policies follows:

..    Special items generally represent revenues and gains as well as expenses and losses that are nonrecurring and/or non-operational in nature. Several of these special items include impairment losses. These impairment losses were determined in accordance with our policy of comparing the fair value of the asset with its carrying value. The fair value is determined by quoted market prices or by estimates of future cash flows. There is inherent subjectivity involved in estimating future cash flows, which impacts the amount of any impairment.

..    We continually evaluate our investments in securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established. Given our significant investments in securities, other than temporary declines in market values can have a material impact on our results of operations and financial condition.

..    We maintain defined benefit pension plans for most of our employees. In the aggregate, the fair value of plan assets of those plans exceeds benefit obligations, which contributes to pension plan income. Significant pension plan assumptions, including the discount rate used, the long-term rate of return on plan assets and rate of future increases in compensation are periodically updated and impact the amount of pension plan income, assets and obligations.

..    Our accounting policy concerning the method of accounting applied to investments (consolidation, equity or cost) involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the entity in which we have invested. Where control is determined, we consolidate the investment. If we determine that we have significant influence over the operating and financial policies of an entity in which we have invested, we apply the equity method. We apply the cost method in situations where we determine that we do not have significant influence.

--------------------------------------------------------------------------------
Consolidated Results of Operations
--------------------------------------------------------------------------------

In this section, we discuss our overall reported results and highlight special and nonrecurring items. In the following section, we review the performance of our segments. We adjust the segments' reported results for the effects of special items, which management does not consider in assessing segment performance due primarily to their nonrecurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding operating results and trends from period to period.

Reported consolidated revenues were $67,190 million for the year ended December 31, 2001, compared to $64,707 million and $58,194 million for the years ended December 31, 2000 and 1999, respectively. Reported consolidated operating expenses were $55,658 million for the year ended December 31, 2001, compared to $47,949 million and $42,241 million for the years ended December 31, 2000 and 1999, respectively. Reported consolidated revenues and expenses were not adjusted for prior year sales of wireline operations and the deconsolidation of Genuity Inc. (Genuity). In addition, prior year revenues included the formation of the Verizon Wireless joint venture beginning in April 2000 and included overlapping wireless properties through June 30, 2000.

We reported net income available to common shareowners of $389 million, or $.14 diluted earnings per share for the year ended December 31, 2001, compared to net income available to common shareowners of $11,787 million, or $4.31 diluted earnings per share for the year ended December 31, 2000. In 1999, we reported net income available to common shareowners of $8,260 million, or $2.97 diluted earnings per share.

Reported consolidated revenues grew by $2,483 million, or 3.8% in 2001 compared to 2000, and 2000 reported consolidated revenues were $6,513 million, or 11.2% higher than 1999. Reported consolidated operating expenses were $7,709 million, or 16.1% higher than 2000, and 2000 reported consolidated operating expenses exceeded 1999 by $5,708 million, or 13.5%. In 2001, higher Domestic Wireless, International and Information Services revenues were partially offset by lower Domestic Telecom revenues, and higher Domestic Wireless and International operating expenses in 2001 were partially offset by slightly lower Information Services operating expenses. In 2000, higher revenues and operating expenses were reported in all segments (see summary below and "Segment Results of Operations"). In addition, merger transition costs, severance and retirement enhancement costs and other special items increased operating expenses in 2001, while merger-related costs and other special items were more than offset by gains on sales of assets, net and pension settlement gains in 2000 and 1999. Also, as stated above, comparisons of revenues and operating expenses are impacted by the formation of the Verizon Wireless joint venture in April 2000, the sales of non-strategic wireline and other operations in 2000 and 1999 and the deconsolidation of Genuity on June 30, 2000 (see summary below and "Special Items"). The significant items impacting net income are also summarized below and described in the "Segment Results of Operations" and "Special Items" sections.

Consolidated Revenues

2001 Compared to 2000
Revenues earned by Domestic Wireless in 2001 grew by $3,157 million, or 22.2% compared to 2000. By including the revenues of the properties of the Verizon Wireless joint venture and excluding the impact of wireless overlap properties in 2000 on a basis comparable with 2001, revenues were $2,030 million, or 13.2%, higher than 2000. On this comparable basis, revenue growth was largely attributable to customer additions and slightly higher revenue per customer per month. Our domestic wireless customer base grew to 29.4 million customers in 2001, compared to 26.8 million customers in 2000, an increase of nearly 10%.

Revenues earned by International grew by $361 million, or 18.3% in 2001, primarily due to an increase in wireless revenues resulting from an increase in wireless subscribers of consolidated subsidiaries.

Revenues from our Information Services segment increased $169 million, or 4.1%, in 2001. This increase was due primarily to growth in directory advertising revenues and extension revenues, continued growth of our Internet directory service, SuperPages.com(R), and increased revenue from a 2001 acquisition.

Domestic Telecom ended 2001 with a decline in revenues of $265 million, or 0.6% compared to 2000. In 2001, local service revenues declined $115 million, or 0.5% due to the effects of lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our network access revenues grew $237 million, or 1.8% in 2001 due mainly to higher customer demand, primarily for special access services (including digital subscriber lines). Long distance service revenues declined $45 million, or 1.4% in 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services, largely offset by revenue growth from our interLATA long distance services. Revenues from other services declined $342 million, or 6.8% in 2001 principally as a result of lower sales of customer premises equipment, a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services, and lower billing and collection revenues reflecting the take-back of these services by interexchange carriers.

The revenues associated with operations sold in 2000, including the wireline access lines, as well as Genuity's revenues reported prior to the deconsolidation of Genuity on June 30, 2000 and other special items represented a reduction of consolidated revenues in 2001 of $1,284 million.

2000 Compared to 1999
Domestic Telecom's revenues increased by $1,620 million in 2000, or 3.9% compared to 1999. In 2000, growth in local service revenues of $1,300 million, or 6.3% was driven by higher interconnection revenues from competitive local exchange carriers (CLECs) and higher usage of our network facilities. Our network access revenues grew $315 million, or 2.5% in 2000 as a result of higher customer demand, primarily for special access services (including digital subscriber lines). Long distance service revenues declined $31 million, or 1.0% in 2000 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services, largely offset by revenue growth from our interLATA long distance services. Revenues from other services grew $36 million, or 0.7%, in 2000 primarily due to higher demand for such services as systems integration and data solutions and inventory management and purchasing services, principally due to new contracts with business customers.

Domestic Wireless revenues for 2000 were $6,583 million, or 86.0% higher than 1999. By including the revenues of the properties of the Verizon Wireless joint venture in 1999 on a basis comparable with 2000, revenues were $2,300 million, or 19.3%, higher than 1999. The revenue growth was due to the growth in the customer base and stable revenue per customer per month.

Revenues earned by International grew by $262 million, or 15.3% in 2000, primarily due to an increase in wireless revenues driven by an increase in wireless subscribers of consolidated subsidiaries.

Revenues from our Information Services segment improved by $58 million, or 1.4%, in 2000 primarily as result of growth in print directory advertising revenue and expansion of our Internet directory service, SuperPages.com(R).

The revenues associated with operations sold in 2000 and 1999, including GTE Government Systems and the wireline access lines, as well as a full year of Genuity's revenues represented a reduction of consolidated revenues in 2000 of $2,011 million.

Consolidated Operating Expenses

2001 Compared to 2000
Domestic Wireless's operations and support expenses increased by $1,816 million, or 19.0% in 2001. By including the expenses of the properties of the Verizon Wireless joint venture in 2000 on a basis comparable with 2001, operations and support expenses were $1,186 million, or 11.6%, higher than 2000. Higher costs were attributable to the growth in the subscriber base as well as the continuing migration of analog customers to digital. Depreciation and amortization expense increased by $815 million, or 28.2% in 2001. Adjusting for the joint venture in a manner similar to operations and support expenses above, depreciation and amortization was $336 million, or 10.0%, higher than 2000. Capital expenditures for our cellular network have increased in 2001 to support increased demand in all markets.

Operations and support expenses of International increased by $263 million, or 19.4% in 2001. The higher costs in 2001 were primarily generated by the Global Solutions Inc. start-up and its continued expansion throughout 2001. Depreciation and amortization expense increased by $67 million, or 18.9% in 2001 due to the capital expenditures necessary to support the growth in cellular and wireline customers.

In 2001, Information Services' operating expenses decreased $60 million, or 2.9%, largely due to the execution of cost reduction initiatives and merger synergies.

Domestic Telecom's operating expenses were essentially flat in 2001 as a result of strong cost containment measures, merger-related savings and other cost reductions, partially offset by increased costs associated with our growth businesses such as long distance and data services. Also included in 2001 operating expenses is a pretax charge of $285 million ($172 million after-tax, or $.06 per diluted share) related to losses, and service disruption and restoration costs, associated with the September 11, 2001 terrorist attacks (also see "Segment Results of Operations - Domestic Telecom"). In 2002, we anticipate incurring similar costs of up to $.04 per diluted share. The net income impact includes a reduction for a preliminary assessment of insurance recovery. Verizon's insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. The cost and insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Additionally, governmental reimbursement mechanisms are under consideration but have not been finalized at this time and accordingly, we cannot determine the potential impact. Depreciation and amortization expense increased by $580 million, or 6.6%, in 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

Operating expenses associated with operations sold in 2000, including the wireline access lines, as well as Genuity's operating expenses reported prior to the deconsolidation of Genuity on June 30, 2000 and other special items represented a reduction of consolidated operating expenses in 2001 of $1,285 million.

Consolidated operating expenses in 2001 also included several other special items. Transition costs related to the Bell Atlantic Corporation-GTE Corporation merger and the formation of the Verizon Wireless joint venture were $1,039 million ($578 million after taxes and minority interest, or $.21 per diluted share) in 2001, compared to $694 million ($316 million after taxes and minority interest, or $.12 per diluted share) in 2000. In addition, we recognized net losses in operations related to sales of assets, impairments of assets held for sale and other charges of $350 million ($226 million, or $.08 per diluted share) in 2001, compared to net gains related to sales of assets and impairments of assets held for sale of $3,793 million ($1,987 million after-tax, or $.73 per diluted share). Also during the fourth quarter of 2001, we recorded a special charge of $1,596 million ($984 million after-tax, or $.36 per diluted share) primarily associated with employee severance costs and related pension enhancements. In 2000, we recorded pension settlement gains of $911 million ($564 million after-tax, or $.21 per diluted share). Those gains relate to settlements of pension obligations for some former GTE employees. Also in 2001, we recorded a charge of $672 million ($663 million after-tax, or $.24 per diluted share) primarily relating to our cellular subsidiary in Argentina, given the current status of the Argentinean economy, the recent devaluation of the Argentinean peso as well as future economic prospects, including a worsening of the recession. Other charges and special items in 2001 and 2000 include asset impairments and investment write-offs.

2000 Compared to 1999
In 2000, Domestic Telecom's operations and support expenses increased by $846 million, or 3.6% principally as a result of higher costs associated with entering new growth businesses and higher interconnection payments to CLECs and other carriers to terminate calls on their networks (reciprocal compensation). Higher costs at our telephone operations, including salary and wage increases for management and non-management employees and the effect of higher work force levels also contributed to cost increases in 2000, partially offset by lower employee benefit costs. Depreciation and amortization expense increased by $552 million, or 6.7%, in 2000 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

Domestic Wireless's operations and support expenses increased by $4,397 million, or 85.1% in 2000. The increased costs in 2000 were principally the result of the formation of the Verizon Wireless joint venture in April 2000, as well as costs associated with customer growth and digital migration. Depreciation and amortization expense increased by $1,794 million, or 163.1% in 2000. The increase was mainly attributable to the formation of the Verizon Wireless joint venture in April 2000, as well as increased capital expenditures to support the increasing demand for wireless services.

International's operations and support expenses increased by $164 million, or 13.7%, in 2000. The higher costs were associated with our wireless operations in Buenos Aires, Argentina. Depreciation and amortization expense increased by $91 million, or 34.5%, in 2000 as a result of capital expenditures necessary to support the growth in cellular and wireline customers.

In 2000, Information Services' operating expenses increased $17 million, or 0.8% compared to 1999. Cost control programs related to directory publishing limited expense increases in 2000.

Operating expenses associated with operations sold in 2000 and 1999, including GTE Government Systems and the wireline access lines, as well as a full year of Genuity's operating expenses represented a reduction of consolidated operating expenses in 2000 of $1,474 million.

Consolidated operating expenses in 2000 also included several special items. Direct incremental and employee severance costs related to the Bell Atlantic-GTE merger of $1,056 million ($749 million after-tax, or $.27 per diluted share) include compensation, professional services, severance and other costs. For 2000, transition costs related to the Bell Atlantic-GTE merger and the formation of the Verizon Wireless joint venture were $694 million ($316 million after taxes and minority interest, or $.12 per diluted share). In connection with the Bell Atlantic-NYNEX Corporation merger, we recorded transition costs $205 million ($126 million after-tax, or $.05 per diluted share) in 1999. In addition, during 2000 and 1999, we recognized net gains related to sales of assets and impairments of assets held for sale of $3,793 million ($1,987 million after-tax, or $.73 per diluted share) and $1,379 million ($819 million after-tax, or $.29 per diluted share), respectively. Also in 2000 and 1999, we recorded pension settlement gains of $911 million and $663 million pretax ($564 million and $410 million after-tax, or $.21 and $.15 per diluted share), respectively, related to settlements of pension obligations for some former GTE employees. Other charges and special items in 2000 and 1999 include asset impairments and investment write-offs.

Consolidated Net Income

2001 Compared to 2000
Included in results of operations for 2001 is the recognition of pretax losses totaling $5,937 million ($4,858 million after-tax, or $1.78 diluted loss per share) primarily relating to our investments in Genuity, Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Metromedia Fiber Network, Inc. (MFN). We determined that market value declines in these investments were considered other than temporary. Substantially all of this total charge was recorded in Income
(Loss) from Unconsolidated Businesses. In 2000, we recorded a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) in Income (Loss) From Unconsolidated Businesses in connection with the restructuring of Cable & Wireless Communications plc (CWC). In connection with this restructuring, we received shares of C&W and NTL.

International's income from unconsolidated businesses increased by $247 million, or 36.8% in 2001. This increase was primarily due to improved operational growth at Omnitel Pronto Italia S.p.A. (Omnitel) and Compania Anonima Nacional Telefonos de Venezuela (CANTV).

During 2001, we recorded mark-to-market losses of $182 million ($179 million after taxes and minority interest, or $.07 per diluted share) related to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. In 2000, we recorded a gain on a mark-to-market adjustment of $664 million ($431 million after-tax, or $.16 per diluted share) related to our notes which are exchangeable into shares of C&W and NTL.

During the second half of 2000, we completed the sale of several overlapping wireless properties resulting in a total pretax gain of $1,724 million ($1,039 million after-tax, or $.38 per diluted share). Since the sales were required by a consent decree and occurred after the Bell Atlantic-GTE merger, the gains on sales were recorded net of taxes as Extraordinary Items.

In 2001, we adopted the provisions of new accounting rules on derivative financial instruments. The initial impact of adoption was recorded as a cumulative effect of an accounting change of $182 million after-tax (or $.07 per diluted share) in the first quarter of 2001. We adopted the provisions of new accounting rules on revenue recognition in 2000. Our 2000 results include the initial impact of adoption recorded as a cumulative effect of an accounting change of $40 million after-tax (or $.01 per diluted share).

2000 Compared to 1999
In 2000, we recorded a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) in Income (Loss) From Unconsolidated Businesses in connection with the restructuring of CWC. In connection with this restructuring, we received shares of C&W and NTL.

International's income from unconsolidated businesses increased by $125 million, or 22.9% in 2000. This increase was primarily due to strong subscriber growth at Taiwan Cellular Corporation and Omnitel and a full twelve months of operations at Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in 2000, as well as the cessation of recording equity losses from our investment in BayanTel, a Philippines-based telecommunications company. These increases in 2000 were partially offset by lower results at CANTV driven by the weakened Venezuelan economy and delayed tariff increases, as well as lower income from Telecom Corporation of New Zealand Limited (TCNZ) driven by a change from the equity to cost method of accounting and a reduction in the TCNZ dividend payout ratio.

In 2000, we recorded a gain on a mark-to-market adjustment of $664 million ($431 million after-tax, or $.16 per diluted share) related to our notes which are exchangeable into shares of C&W and NTL. In 1999, we recorded a loss on a mark-to-market adjustment of $664 million ($432 million after-tax, or $.16 per diluted share) related to these notes.

During the second half of 2000, we completed the sale of several overlapping wireless properties resulting in a total pretax gain of $1,724 million ($1,039 million after-tax, or $.38 per diluted share). Since the sales were required by a consent decree and occurred after the merger, the gains on sales were recorded net of taxes as Extraordinary Items. During 1999, we recorded a pretax extraordinary charge of $56 million ($36 million after-tax, or $.01 per diluted share) associated with the early extinguishment of debt.

We adopted the provisions of new accounting rules on revenue recognition in 2000. Our 2000 results include the initial impact of adoption recorded as a cumulative effect of an accounting change of $40 million after-tax (or $.01 per diluted share).

Consolidated net income available to common shareowners was $389 million ($.14 per diluted share), $11,787 million ($4.31 per diluted share) and $8,260 million ($2.97 per diluted share) in 2001, 2000 and 1999, respectively. Our reported results for all three years were affected by special items. These special items, described in detail on pages 9 to 13, impacted consolidated net income available to common shareowners by $7,801 million ($2.86 per diluted share), $(3,825) million ($1.40 per diluted share) and $(365) million ($.13 per diluted share) in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
Segment Results of Operations
--------------------------------------------------------------------------------

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

Further information about our segments can be found in Note 21 to the consolidated financial statements.

--------------------------------------------------------------------------------
Domestic Telcom
--------------------------------------------------------------------------------

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

Highlights

Operating Revenues

Domestic Telecom ended the year 2001 with a slight decline in operating revenues of 0.6%, compared to an increase of 3.9% in 2000. In 2001, Domestic Telecom's revenue growth rates were pressured by several factors including the weakened U.S. economy, which has dampened demand for basic wireline and other services, and rate reductions mandated by regulators. In addition, Domestic Telecom continues to be affected by competition and technology substitution, as more customers are choosing wireless and Internet services in place of some basic wireline services.

Despite these challenges, our data transport and long distance businesses continued to show solid demand and revenue growth. Data transport revenues, which include our high-bandwidth, packet-switched and special access services, as well as Digital Subscriber Line (DSL) services, grew more than 21% over 2000 and 32% over 1999. We ended 2001 with data circuits in service equivalent to 71 million voice-grade access lines, up 31% from 2000. Data circuits now account for more than half of Verizon's 132 million access line equivalents, as more customers chose high-capacity, high-speed transport services. In 2000, data circuits in service were equivalent to 54 million voice-grade access lines, more than a 65% increase over 1999. Operating revenues were also fueled by strong growth in our interLATA long distance business. We ended the year 2001 with 7.4 million long distance customers nationwide, an increase of 2.7 million subscribers or 59% over 2000. We now offer long distance service to more than two-thirds of all Verizon access lines. In 2000, we entered the in-region long distance market in New York, and in 2001 we entered the Massachusetts, Connecticut and Pennsylvania in-region long distance markets. At year-end 2000, long distance subscribers totaled nearly 4.7 million nationwide, an increase of nearly 50% from the prior year. Our revenues were negatively affected by federal and state regulatory price reductions of approximately $660 million in 2001, $860 million in 2000 and $660 million in 1999, primarily affecting our network access revenues.

Operating Expenses

Domestic Telecom's operating expenses were essentially flat in 2001 as a result of strong cost containment measures, merger-related savings and other cost reductions. Operating expenses in 2001 also included added costs related to the events of September 11th and increased costs associated with our growth businesses such as long distance and data services. These entry costs include customer acquisition expenses associated with the launch of long distance in several states and costs related to marketing, distribution and service installation of our DSL service. In 2000, increased operating expenses were principally due to higher costs associated with entering new businesses, partially offset by the effect of cost containment measures.

Wireline Property Sales

We have either sold or committed to sell wireline properties representing approximately 2.9 million access lines or 2.2% of the total Domestic Telecom access line equivalents. The effect of these dispositions largely depends on the timing of the sales and the reinvestment of the proceeds. As of December 31, 2001, we have sold all but approximately 1.2 million access lines that we committed to sell. Those remaining access lines are under definitive sale agreements. For comparability purposes, the results of operations shown in the table below exclude the operating revenues and expenses contributed by the properties that have been sold in 2000. No access lines were sold in 2001. These operating revenues were approximately $766 million and $1,151 million for the years 2000 and 1999, respectively. Operating expenses contributed by the sold properties were $253 million and $378 million for the years 2000 and 1999, respectively. Net income contributed by the sold properties was approximately $314 million and $475 million for the years 2000 and 1999, respectively. For additional information on wireline property sales, see Note 5 to the consolidated financial statements.

Additional financial information about Domestic Telecom's results of operations for 2001, 2000 and 1999 follows:

Operating Revenues

                                                         (dollars in millions)
Years Ended December 31,                        2001        2000         1999
-------------------------------------------------------------------------------
Local services                            $   21,918   $  22,033   $   20,733
Network access services                       13,379      13,142       12,827
Long distance services                         3,107       3,152        3,183
Other services                                 4,674       5,016        4,980
                                        ---------------------------------------
                                          $   43,078   $  43,343   $   41,723
                                        =======================================
Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from CLECs, wireless interconnection revenues and some data transport revenues.

In 2001, local service revenues declined $115 million, or 0.5% due to the effects of lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our switched access lines in service declined 2.1% from December 31, 2000, primarily reflecting the impact of an economic slowdown and competition for some local services. Technology substitution also affected local service revenue growth, as indicated by lower demand for additional residential access lines. These factors were partially offset by higher payments received from CLECs for interconnection of their networks with our network and by solid demand for our value-added services as a result of new packaging of services.

In 2000, growth in local service revenues of $1,300 million, or 6.3% was driven by higher interconnection revenues from CLECs and higher usage of our network facilities. Volume-related growth, generated in part by an increase in switched access lines in service of 1.4% from December 31, 1999, reflected higher customer demand and usage of our data transport and digital services. Solid demand for our value-added services, as well as growth in wireless interconnection, inside wire maintenance, and national directory assistance services further contributed to higher local service revenues in 2000. Revenue growth was also partially attributable to the favorable resolution of various regulatory matters and the impact of implementing Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Revenue growth associated with SAB No. 101 was entirely offset by corresponding increases in operating expenses. Local service revenue growth in 2000 was partially offset by the effect of resold and UNE platforms, as well as the effect of net regulatory price reductions and customer rebates.

See "Other Factors That May Affect Future Results" for additional information on the Telecommunications Act of 1996 (1996 Act) and its impact on local services.

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

Our network access revenues grew $237 million, or 1.8%, in 2001 and $315 million, or 2.5%, in 2000. This growth was mainly attributable to higher customer demand, primarily for special access services (including DSL) that grew approximately 24% in 2001 and 36% in 2000. Special access revenue growth in both years reflects strong demand in the business market for high-capacity, high-speed digital services. Revenue growth in 2001 was affected by the slowing economy, as reflected by a 1.0% decline in minutes of use from carriers and CLECs and a 2.1% reduction in switched access lines in service. In 2000, growth in minutes of use from carriers and CLECs of 5.7% and higher revenues received from customers for the recovery of local number portability also contributed to network access revenue growth.

Volume-related growth in both years was substantially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate our telephone operations with respect to some intrastate rates and services and other matters. State rate reductions on access services were approximately $165 million in 2001, $285 million in 2000 and $220 million in 1999.

The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Services (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. Interstate price reductions on access services were approximately $300 million in 2001, $520 million in 2000 and $380 million in 1999.

See "Other Factors That May Affect Future Results" for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues declined $45 million, or 1.4%, in 2001 and $31 million, or 1.0% in 2000 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. These reductions were largely offset by revenue growth from our interLATA long distance services, including significant customer win-backs resulting from the introduction of interLATA long distance services in New York in 2000 and in Massachusetts, Connecticut and Pennsylvania in 2001.

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

Revenues from other services declined $342 million, or 6.8% in 2001 principally as a result of lower sales of customer premises equipment, a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services, and lower billing and collection revenues reflecting the take-back of these services by interexchange carriers. Lower data solutions and systems integration revenues due to the slowing economy and the effect of closing our CLEC operation further contributed to the revenue decline in 2001. These revenue reductions were partially offset by higher revenues from other non-regulated services.

Revenues from other services grew $36 million, or 0.7%, in 2000 primarily due to higher demand for such services as systems integration and data solutions and inventory management and purchasing services, principally due to new contracts with business customers. These factors were partially offset by lower demand for our billing and collection, public telephone and directory services.

Operating Expenses

                                                         (dollars in millions)
Years Ended December 31,                        2001        2000         1999
-------------------------------------------------------------------------------
Operations and support                  $      23,928  $    24,537   $  23,691
Depreciation and amortization                   9,332        8,752       8,200
                                        ---------------------------------------
                                        $      33,260  $    33,289   $  31,891
                                        =======================================
Operations and Support

Operations and support expenses, which consist of employee costs and other operating expenses, decreased by $609 million, or 2.5% in 2001 principally due to lower costs at our domestic telephone operations. These reductions were attributable to lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. Operating costs have also decreased due to business integration activities and achievement of merger synergies. Other effective cost containment measures, including lower spending by non-strategic businesses and closing our CLEC operation, also contributed to cost reductions in 2001.

Cost reductions in 2001 were partially offset by additional charges related to the terrorist attacks on September 11th (see "Consolidated Results of Operations" section) and by higher costs associated with our growth businesses such as long distance and data services. Increased costs associated with uncollectible accounts receivable and higher employee benefit costs further offset cost reductions in 2001. The increase in employee benefit costs in 2001 was largely due to increased health care costs driven by inflation, higher savings plan costs and changes in some plan provisions. These factors were partially offset by favorable pension plan income, including gain amortization.

In 2000, operations and support expenses increased by $846 million, or 3.6% principally as a result of higher costs associated with entering new growth businesses and higher interconnection payments to CLECs and other carriers to terminate calls on their networks (reciprocal compensation). Higher costs at our telephone operations, including salary and wage increases for management and non-management employees and the effect of higher work force levels also contributed to cost increases in 2000. Expense increases also reflect the implementation of SAB No. 101. Expense increases associated with SAB No. 101 were entirely offset by corresponding increases in operating revenues, as described earlier.

Cost increases in 2000 were partially offset by lower employee benefit costs. The decline in employee benefit costs in 2000 was chiefly due to favorable pension plan income and changes in actuarial assumptions. These factors were offset, in part, by changes in some plan provisions, increased health care costs caused by inflation, savings plan benefit improvements for some management employees, as well as benefit improvements provided for under new contracts with other employees. In 2000, we executed contracts with unions representing our employees. The new contracts provide for wage and pension increases and other benefit improvements, including annual wage increases of 4%, 3% and 5%, beginning in August 2000. Customer service representatives received an additional 4% wage increase. Pension benefits for active employees increased by 5% on July 1, 2001, and will increase by 5% on July 1, 2002 and 4% on July 1, 2003. The contracts also include team-based incentive awards for meeting higher service performance and other standards, increased funding for work and family programs, improvements to health and other benefits and provisions relating to overtime, access to work and employment security. In addition, all union-represented employees were granted options to purchase 100 shares of our common stock.

For additional information on reciprocal compensation refer to "Other Factors That May Affect Future Results - Compensation for Internet Traffic."

Depreciation and Amortization

Depreciation and amortization expense increased by $580 million, or 6.6%, in 2001 and $552 million, or 6.7%, in 2000. Expense increases in both years were principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

Segment Income

                                                         (dollars in millions)
Years Ended December 31,                        2001        2000         1999
-------------------------------------------------------------------------------

Segment Income                            $    4,910   $   5,135   $    5,020


Segment income decreased by $225 million, or 4.4% from 2000 and increased by $115 million, or 2.3% in 2000 primarily as a result of the after-tax impact of operating revenue and operating expenses described above. Special items of $1,546 million, $(922) million and $(644) million, after tax, affected the Domestic Telecom segment in 2001, 2000 and 1999, respectively. Special items in 2001 primarily related to merger-related costs and severance and retirement enhancement costs, special items in 2000 pertained to gains on sales of assets, net, pension settlement gains and merger-related costs and 1999 special items included pension settlement gains.

--------------------------------------------------------------------------------
Domestic Wireless
--------------------------------------------------------------------------------

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture. Verizon Wireless was formed in April 2000 through the combination of our wireless properties with the U.S. properties and paging assets of Vodafone Group plc (Vodafone), including the consolidation of PrimeCo Communications (PrimeCo). Verizon owns a 55% interest in the joint venture and Vodafone owns the remaining 45%. The 2001 financial results included in the table below reflect the combined results of Verizon Wireless. The period prior to the formation of Verizon Wireless is reported on a historical basis, and therefore, does not reflect the contribution of the Vodafone properties and the consolidation of PrimeCo. In addition, the financial results of several overlap properties, that were subsequently sold, were included in Domestic Wireless's results through June 30, 2000.

Highlights

Our Domestic Wireless segment ended the year 2001 with 29.4 million customers, an increase of 9.8% over year-end 2000. At year-end 2000, customers totaled approximately 26.8 million, an increase of 83.4% over year-end 1999. At year-end 1999, customers totaled approximately 14.2 million. All customer counts have been restated for a first quarter 2001 customer base adjustment. The 2000 growth in customers is primarily attributable to the formation of Verizon Wireless in April 2000. Approximately 22 million, or almost 75%, of Verizon Wireless customers now subscribe to CDMA (Code Division Multiple Access) digital services, and generate more than 93% of our busy-hour usage, compared to 80% at year-end 2000. In addition, almost 850,000 customers subscribe to the company's wireless data services, including Mobile Web Internet access.

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

Additional financial information about Domestic Wireless results of operations for 2001, 2000 and 1999 follows:

Operating Revenues

                                                      (dollars in millions)
Years Ended December 31,                      2001        2000        1999
----------------------------------------------------------------------------

Wireless services                       $   17,393   $  14,236   $   7,653

Revenues earned from our consolidated wireless businesses grew by $3,157 million, or 22.2%, in 2001 and $6,583 million, or 86.0%, in 2000. By including the revenues of the properties of the wireless joint venture and excluding the impact of wireless overlap properties on a basis comparable with 2001, revenues were $2,030 million, or 13.2%, higher than 2000. On this comparable basis, revenue growth was largely attributable to customer additions and slightly higher revenue per customer per month. Our domestic wireless customer base grew to 29.4 million customers in 2001, compared to 26.8 million customers in 2000, an increase of nearly 10%.

Revenues for 2000 were $14,236 million, an increase of $6,583 million, or 86.0%, compared to 1999. By including the revenues of the properties of the wireless joint venture on a basis comparable with 2000, revenues were $2,300 million, or 19.3%, higher than 1999. The revenue growth was due to the growth in the customer base and stable revenue per customer per month.

Operating Expenses

                                                      (dollars in millions)
Years Ended December 31,                      2001        2000        1999
----------------------------------------------------------------------------

Operations and support                $      11,379    $   9,563   $   5,166
Depreciation and amortization                 3,709        2,894       1,100
                                      --------------------------------------
                                      $      15,088    $  12,457   $   6,266
                                      ======================================

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $1,816 million, or 19.0%, in 2001 and $4,397 million, or 85.1%, in 2000. By including the expenses of the properties of the wireless joint venture on a basis comparable with 2001, operations and support expenses were $1,186 million, or 11.6%, higher than 2000. Higher costs were attributable to the growth in the subscriber base described above, as well as the continuing migration of analog customers to digital.

The increased costs in 2000 were principally the result of the formation of the wireless joint venture in April 2000, as well as costs associated with customer growth and digital migration.

Depreciation and Amortization

Depreciation and amortization expense increased by $815 million, or 28.2%, in 2001 and by $1,794 million, or 163.1%, in 2000. The increase in 2001 over the prior year was primarily due to increased capital expenditures to support the increasing demand for wireless services. Adjusting for the joint venture in a manner similar to operations and support expenses above, depreciation and amortization was $336 million, or 10.0%, higher than 2000. Capital expenditures for our cellular network have increased in 2001 and 2000 to support increased demand in all markets.

The 2000 increase was mainly attributable to the formation of the wireless joint venture in April 2000, as well as increased capital expenditures to support the increasing demand for wireless services.

Segment Income

                                                      (dollars in millions)
Years Ended December 31,                      2001        2000        1999
----------------------------------------------------------------------------

Segment Income                          $      537   $     444   $     628


Segment income increased by $93 million, or 20.9% from 2000 and decreased by $184 million, or 29.3% in 2000 primarily as a result of the after-tax impact of operating revenue and operating expenses described above as well as minority interest and interest expense. Special items of $107 million, $(410) million and $14 million, after tax, affected the Domestic Wireless segment in 2001, 2000 and 1999, respectively. Special items in 2001 primarily related to merger-related costs and special items in 2000 pertained to gains on sales of assets, net and merger-related costs.

The increases in minority interest in 2001 and 2000 and interest expense in 2000 were principally due to the increased income of the wireless joint venture and the significant minority interest attributable to Vodafone beginning in April 2000.

--------------------------------------------------------------------------------
International
--------------------------------------------------------------------------------

Our International segment includes international wireline and wireless telecommunication operations, investments and management contracts in the Americas, Europe, Asia and the Pacific. Our consolidated international investments as of December 31, 2001 included Grupo Iusacell (Iusacell) (Mexico), CODETEL (Dominican Republic), CTI Holdings, S.A. (CTI) (Argentina), Micronesian Telecommunications Corporation (Northern Mariana Islands) and Global Solutions. Our international investments in which we have a less than controlling interest are accounted for on either the cost or equity method.

Highlights

International net income grew $225 million, or 30.7%, in 2001 and $115 million, or 18.6%, in 2000. This growth was aided by the continued worldwide demand for wireless services. The number of proportionate international wireless customers served by Verizon investments increased 1.8 million in 2001 to 9.6 million.

On January 25, 2002, Verizon exercised its option to purchase an additional 12% of TELPRI common stock from the government of Puerto Rico. Verizon obtained the option as part of the March 1999 TELPRI privatization. Accordingly, we now hold 52% of TELPRI stock, up from 40% and will begin consolidating TELPRI in 2002.

On June 6, 2001, we exercised an option to exchange 15 million shares in FLAG Telecom Holdings Ltd. (FLAG) for shares in TyCom Ltd., which were subsequently exchanged for Tyco International Ltd. shares. As a result of this transaction, our interest in FLAG declined from 29.8% to 18.6%, and the investment is now accounted for on a cost basis.

In February 2001, Verizon launched an initiative designed to expand our presence in the carrier and large business market. The new business unit, Global Solutions, will offer a primarily facilities based network which connects commercial centers around the world and provides an array of voice, data and Internet services.

Operating Revenues

                                                           (dollars in millions)
Years Ended December 31,                        2001          2000         1999
--------------------------------------------------------------------------------
Wireless services                         $    1,358     $   1,218     $    974
Wireline and other services                      979           758          740
                                        ---------------------------------------
                                          $    2,337     $   1,976     $  1,714
                                        =======================================

The revenues and operating expenses for the International segment exclude QuebecTel, which was deconsolidated in the second quarter of 2000. QuebecTel's net results for all periods are included in Income From Unconsolidated Businesses.

Revenues earned from our international businesses grew by $361 million, or 18.3%, in 2001 and by $262 million, or 15.3%, in 2000. The increase in wireless revenues was primarily due to the increase in wireless subscribers of consolidated subsidiaries. CTI's Buenos Aires wireless operations, which commenced commercial operations in the second quarter of 2000, contributed $108 million to the 2001 year over year wireless revenue increase. Revenues generated by Global Solutions, which began its operations in the first quarter of 2001, also contributed to the increase in wireline and other services in 2001.

Operating Expenses

                                                           (dollars in millions)
Years Ended December 31,                        2001          2000         1999
--------------------------------------------------------------------------------
Operations and support                   $     1,622    $    1,359   $    1,195
Depreciation and amortization                    422           355          264
                                        ---------------------------------------
                                         $     2,044    $    1,714   $    1,459
                                        =======================================

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $263 million, or 19.4%, in 2001 and by $164 million, or 13.7%, in 2000. The higher costs in 2001 were primarily generated by the Global Solutions start-up and its continued expansion throughout 2001. In addition, CTI's Buenos Aires wireless operations contributed to higher costs in both years.

Depreciation and Amortization

Depreciation and amortization expense increased by $67 million, or 18.9%, in 2001 and by $91 million, or 34.5%, in 2000. The increase in both years was attributable to the capital expenditures necessary to support the growth in cellular subscribers and CODETEL's wireline customers. The build-out of CTI's Buenos Aires wireless operations also contributed to the increased depreciation for both years.

Segment Income

                                                           (dollars in millions)
Years Ended December 31,                        2001          2000         1999
--------------------------------------------------------------------------------

Segment Income                             $     958     $     733     $    618

Segment income increased by $225 million, or 30.7% from 2000 and increased by $115 million, or 18.6% in 2000 primarily as a result of the after-tax impact of operating revenue and operating expenses described above as well as income from unconsolidated businesses. Special items of $2,953 million, $(1,814) million and $10 million, after tax, affected the International segment in 2001, 2000 and 1999, respectively. Special items in 2001 primarily related to loss on securities and a loss on our Argentinean cellular subsidiary and special items in 2000 pertained to the CWC restructuring gain and merger-related costs.

Income from unconsolidated businesses increased by $247 million, or 36.8%, in 2001 and by $125 million, or 22.9%, in 2000. The increase in 2001 was primarily due to improved operational growth at Omnitel and CANTV.

Although CANTV's historical operational performance has improved, economic and political instability in Venezuela has had an adverse effect on CANTV's operations. This instability, along with significant devaluation of the currency that occurred subsequent to the government's recent decision to allow the currency to float freely, may impact our investment in CANTV if these conditions continue.

At December 31, 2001, based on our forecast of CANTV's undiscounted cash flows, our investment in CANTV continues to be recoverable. We are currently assessing the impact of the recent and significant currency devaluation on the future undiscounted cash flows of CANTV and its impact on the recoverability of our investment.

The increase in 2000 was primarily due to strong subscriber growth at Taiwan Cellular Corporation and Omnitel and a full twelve months of operations at TELPRI in 2000, as well as the cessation of recording equity losses from our investment in BayanTel, a Philippines-based telecommunications company. These increases in 2000 were partially offset by lower results at CANTV driven by the weakened Venezuelan economy and delayed tariff increases, as well as lower income from TCNZ driven by a change from the equity to cost method of accounting and a reduction in the TCNZ dividend payout ratio.

--------------------------------------------------------------------------------
Information Services
--------------------------------------------------------------------------------

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as website creation and other electronic commerce services. Our directory business uses the publication date method for recognizing revenues. Under that method, costs and advertising revenues associated with the publication of a directory are recognized when the directory is distributed. This segment has operations principally in North America, Europe and Latin America.

Operating Revenues
                                                          (dollars in millions)
Years Ended December 31,                        2001         2000         1999
--------------------------------------------------------------------------------
Information services                      $    4,313   $    4,144    $   4,086

Operating revenues from our Information Services segment increased $169 million, or 4.1%, in 2001. The 2001 revenue increase was due primarily to growth in directory advertising revenues and extension revenues, continued growth of our Internet directory service, SuperPages.com(R), and increased revenue from the 2001 acquisition of TELUS Corporation's (TELUS) advertising services business in Canada, offset by reductions in affiliated revenues from Domestic Telecom.

Operating revenues from our Information Services segment improved by $58 million, or 1.4%, in 2000. The 2000 revenue increases were primarily generated by growth in print directory advertising revenue and expansion of our Internet directory service, SuperPages.com(R), offset by reductions in affiliated revenues from Domestic Telecom.

Operating Expenses

                                                          (dollars in millions)
Years Ended December 31,                        2001         2000         1999
--------------------------------------------------------------------------------
Operations and support                   $     1,961   $    2,026   $    2,007
Depreciation and amortization                     79           74           76
                                        ----------------------------------------
                                         $     2,040   $    2,100   $    2,083
                                        ========================================

In 2001, total operating expenses decreased $60 million, or 2.9%, largely due to the execution of cost reduction initiatives and merger synergies.

In 2000, total operating expenses increased $17 million, or 0.8%, from the corresponding period in 1999. Cost control programs related to directory publishing limited expense increases in 2000.

Segment Income

                                                          (dollars in millions)
Years Ended December 31,                        2001         2000         1999
--------------------------------------------------------------------------------
Segment Income                            $    1,352   $    1,238    $   1,211

Segment income increased by $114 million, or 9.2% from 2000 and increased by $27 million, or 2.2% in 2000 primarily as a result of the after-tax impact of operating revenue and operating expenses described above. Special items of $81 million, $140 million and $14 million, after tax, affected the Information Services segment in 2001, 2000 and 1999, respectively. Special items in 2001 primarily related to merger-related costs and special items in 2000 pertained to losses on sales of assets, net and merger-related costs.

--------------------------------------------------------------------------------
Special Items
--------------------------------------------------------------------------------

Special items generally represent revenues and gains as well as expenses and losses that are nonrecurring and/or non-operational in nature. Several of these special items include impairment losses. These impairment losses were determined in accordance with our policy of comparing the fair value of the asset with its carrying value. The fair value is determined by quoted market prices or by estimates of future cash flows.

These special items are not considered in assessing operational performance, either at the segment level, or for the consolidated company. However, they are included in our reported results. This section provides a detailed description of these special items.

--------------------------------------------------------------------------------
Completion of Mergers
--------------------------------------------------------------------------------

In June 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications.

The following table summarizes the pretax charges incurred for the Bell Atlantic-GTE merger. Amounts for 2001 and 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 pertain to the Bell Atlantic-NYNEX merger, which was completed in August 1997.

                                                          (dollars in millions)
Years Ended December 31,                        2001         2000         1999
--------------------------------------------------------------------------------
Direct Incremental Costs
Compensation arrangements                 $        -   $      210    $       -
Professional services                              -          161            -
Shareowner-related                                 -           35            -
Registration, regulatory and other                 -           66            -
                                        ----------------------------------------
Total Direct Incremental Costs                     -          472            -
                                        ----------------------------------------

Employee Severance Costs                           -          584            -
                                        ----------------------------------------
Transition Costs
Systems modifications                            401           99          186
Branding                                         112          240            1
Relocation, training and other                   526          355           18
                                        ----------------------------------------
Total Transition Costs                         1,039          694          205
                                        ----------------------------------------
Total Merger-Related Costs                $    1,039   $    1,750    $     205
                                        ========================================

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

Employee Severance Costs
Employee severance costs related to the Bell Atlantic-GTE merger of $584 million ($371 million after-tax, or $.14 per diluted share) as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 were located in the United States and approximately 300 were located at various international locations. The separations either have or are expected to occur as a result of consolidations and process enhancements within our operating segments. The remaining severance liability under this program as of December 31, 2001 is $220 million.

Transition Costs
In addition to the direct incremental merger-related and severance costs discussed above, we expect to incur a total of approximately $2 billion of transition costs related to the Bell Atlantic-GTE merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. For 2001 and 2000, transition costs related to the Bell Atlantic-GTE merger and the formation of the wireless joint venture were $1,039 million ($578 million after taxes and minority interest, or $.21 per diluted share) and $694 million ($316 million after taxes and minority interest, or $.12 per diluted share), respectively.

In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs similar in nature to the Bell Atlantic-GTE merger transition costs of $205 million ($126 million after-tax, or $.05 per diluted share) in 1999.

--------------------------------------------------------------------------------
Sales of Assets, Net
--------------------------------------------------------------------------------
During 2001, we recognized net losses in operations related to sales of assets, impairments of assets held for sale and other charges. During 2000 and 1999, we recognized net gains related to sales of assets and impairments of assets held for sale. These net gains and losses are summarized as follows:

                                                                                         (dollars in millions)
Years Ended December 31,                           2001                       2000                       1999
-------------------------------------------------------------------------------------------------------------
                                  Pretax      After-tax       Pretax     After-tax      Pretax      After-tax
                             --------------------------------------------------------------------------------
Wireline property sales        $      -    $         -    $    3,051  $      1,856   $        -   $         -
Wireless overlap sales              (92)           (60)        1,922         1,156            -             -
Other, net                         (258)          (166)       (1,180)       (1,025)       1,379           819
                             --------------------------------------------------------------------------------
                               $   (350)   $      (226)   $    3,793  $      1,987   $    1,379   $       819
                             ================================================================================

As required, gains on sales of wireless overlap properties that occurred prior to the closing of the Bell Atlantic-GTE merger are included in operating income and in the table above. Gains on sales of significant wireless overlap properties that occurred after the Bell Atlantic-GTE merger are classified as extraordinary items. See "Extraordinary Items" below for gains on sales of significant wireless overlap properties subsequent to the Bell Atlantic-GTE merger.

Wireline Property Sales
During 1998, GTE committed to sell approximately 1.6 million nonstrategic domestic access lines. During 2000, access line sales generated combined cash proceeds of approximately $4,903 million and $125 million in convertible preferred stock. The pretax gain on the sales was $3,051 million ($1,856 million after-tax, or $.68 per diluted share).

Wireless Overlap Sales
A U.S. Department of Justice (DOJ) consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone and PrimeCo to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Bell Atlantic-GTE merger. As a result, during April 2000 we completed a transaction with ALLTEL Corporation that provided for the exchange of former Bell Atlantic Mobile and GTE Wireless markets for several of ALLTEL's wireless markets. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax, or $.42 per diluted share).

During 2001, we recorded a pretax gain of $80 million ($48 million after-tax, or $.02 per diluted share) on the sale of the Cincinnati market and a pretax loss of $172 million ($108 million after-tax, or $.04 per diluted share) related to the sale of the Chicago market.

Other Transactions
During 2001, we recorded charges totaling $258 million pretax ($166 million after-tax, or $.06 per diluted share) related to exiting several businesses, including our video business and some leasing activities.

During 2000, we recorded charges related to the write-down of some impaired assets and other charges of $1,180 million pretax ($1,025 million after-tax, or $.37 per diluted share), as follows:

                                                                      (dollars in millions, except per share amounts)
Year Ended December 31, 2000                                        Pretax            After-tax    Per diluted share
----------------------------------------------------------------------------------------------------------------------
Airfone and Video impairment                                     $     566          $       362   $              .13
CLEC impairment                                                        334                  218                  .08
Real estate consolidation and other merger-related charges             220                  142                  .05
Deferred taxes on contribution to the wireless joint
  venture                                                                -                  249                  .09
Other, net                                                              60                   54                  .02
                                                               -------------------------------------------------------
                                                                 $   1,180          $     1,025   $              .37
                                                               =======================================================

In connection with our decisions to exit the video business and Airfone (a company involved in air-to-ground communications), in the second quarter of 2000 we recorded an impairment charge to reduce the carrying value of these investments to their estimated net realizable value.

The CLEC impairment primarily relates to the revaluation of assets and the accrual of costs pertaining to some long-term contracts due to strategic changes in our approach to offering bundled services both in and out of franchise areas. The revised approach to providing such services resulted, in part, from post-merger integration activities and acquisitions.

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

During 1999, we sold substantially all of GTE Government Systems to General Dynamics Corporation for $1 billion in cash. The pretax gain on the sale was $754 million ($445 million after-tax, or $.16 per diluted share). In addition, during 1999, we recorded a net pretax gain of $112 million ($66 million after-tax, or $.02 per diluted share), primarily associated with the sale of the remaining major division of GTE Government Systems to DynCorp. The 1999 year-to-date net gains for asset sales also include a pretax gain of $513 million ($308 million after-tax, or $.11 per diluted share) associated with the merger of BC TELECOM Inc. and TELUS during the first quarter of 1999.

--------------------------------------------------------------------------------
Severance/Retirement Enhancement Costs and Settlement Gains
--------------------------------------------------------------------------------

During the fourth quarter of 2001, we recorded a special charge of $1,613 million ($1,001 million after-tax, or $.37 per diluted share) primarily associated with employee severance costs and related pension enhancements. The charge included severance and related benefits of $765 million ($477 million after-tax, or $.18 per diluted share), as recorded under SFAS No. 112, for the voluntary and involuntary separation of approximately 10,000 employees. We also included a charge of $848 million ($524 million after-tax, or $.19 per diluted share) recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which includes pension enhancements of $813 million ($504 million after-tax, or $.18 per diluted share) and pension settlement losses of $35 million ($20 million after-tax, or $.01 per diluted share), relating to lump sum settlements of some existing pension obligations.

In 2000 and 1999, we recorded pension settlement gains of $911 million and $663 million pretax ($564 million and $410 million after-tax, or $.21 and $.15 per diluted share), respectively, in accordance with SFAS No. 88. They relate to some settlements of pension obligations for former GTE employees through direct payment, the purchase of annuities or otherwise.

Pretax pension income, net of postretirement benefit costs, recorded by Verizon in 2001, 2000 and 1999 was $1,320 million, $3,095 million and $1,440 million, respectively. Adjusting for the special items above, pretax pension income, net of postretirement benefit costs, was $2,168 million, $2,184 million and $777 million in 2001, 2000 and 1999, respectively. The increase in 2000, after adjusting for the special items, is primarily the result of higher returns on plan assets and actuarial gains. See Note 19 to the consolidated financial statements for additional information about our pension plans, accounting for defined benefit pension plans and significant actuarial assumptions, as well as changes in those assumptions.

--------------------------------------------------------------------------------
Loss/(Gain) on Securities
--------------------------------------------------------------------------------

We continually evaluate our investments in securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

Prior to the second quarter of 2001, we considered the declines in the market values of our investments in securities to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, included in our results for 2001 is the recognition of pretax losses recorded in June 2001 and December 2001 totaling $4,686 million ($3,607 million after-tax, or $1.32 diluted loss per share) primarily relating to our investments in C&W, NTL and MFN. We determined, through the evaluation described above, that market value declines in these investments were considered other than temporary.

During 2001, we also recorded a pretax charge of $1,251 million ($1,251 million after-tax, or $.46 per diluted share) related to our cost investment in Genuity. The charge was necessary because we determined that the decline in the estimated fair value of Genuity was other than temporary. Our investment in Genuity is not considered a marketable security given its unique characteristics and the associated contingent conversion right (see "Other Factors That May Affect Future Results" for additional information). However, we estimated fair value based on the number of shares of Genuity we would own, assuming the exercise of the contingent conversion right, and the market value of Genuity common stock.

In May 2000, C&W, NTL and CWC completed a restructuring of CWC. Under the terms of the restructuring, CWC's consumer cable telephone, television and Internet operations were separated from its corporate, business, Internet protocol and wholesale operations. After the separation, the consumer operations were acquired by NTL and the other operations were acquired by C&W. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time. Our exchange of CWC shares for C&W and NTL shares resulted in the recognition of a non-cash pretax gain of $3,088 million ($1,941 million after-tax, or $.71 per diluted share) in Income (Loss) From Unconsolidated Businesses in the consolidated statements of income and a corresponding increase in the cost basis of the shares received.

--------------------------------------------------------------------------------
Mark-to-Market Adjustment - Financial Instruments
--------------------------------------------------------------------------------

During 2001, we began recording mark-to-market adjustments in earnings relating to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. Mark-to-market losses of $182 million ($179 million after taxes and minority interest, or $.07 per diluted share) were recorded in 2001 due primarily to the change in the fair value of the MFN debt conversion option.

In 2000, we recorded a gain on a mark-to-market adjustment of $664 million ($431 million after-tax, or $.16 per diluted share) related to our $3,180 million of notes which are exchangeable into shares of C&W and NTL. Prior to the reorganization of CWC in May 2000, these notes were exchangeable into shares of CWC. In 1999, we recorded a loss on a mark-to-market adjustment of $664 million ($432 million after-tax, or $.16 per diluted share) related to these notes. These mark-to-market adjustments are non-cash, non-operational transactions that result in either an increase or decrease in the carrying value of the debt obligation and a charge or credit to income. The mark-to-market adjustments are required because the carrying value of the notes is indexed to the fair market value of C&W's and NTL's common stock. If the combined fair value of the C&W and NTL common stock declines, our debt obligation is reduced (but not to less than its amortized carrying value) and income is increased. If the combined fair value of the C&W and NTL common stock increases, our debt obligation increases and income is decreased. The CWC exchangeable notes may be exchanged beginning in July 2002.

--------------------------------------------------------------------------------
Genuity Loss
--------------------------------------------------------------------------------

In accordance with the provisions of an FCC order in June 2000, Genuity, formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity. GTE retained 100% of Genuity's Class B common stock, which currently represents 8.2% of the voting equity in Genuity and contains a contingent conversion feature. A complete description of the circumstances in which the conversion feature can be exercised is included in "Other Factors That May Affect Future Results."

In accordance with provisions of the FCC order, the sale transferred ownership and control of Genuity to the Class A common stockholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000 and are accounting for our investment in Genuity using the cost method. Our accounting policy concerning the method of accounting applied to investments (consolidation, equity or cost) involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the entity in which we have invested. Where control is determined, we consolidate the investment. If we determine that we have significant influence over the operating and financial policies of an entity in which we have invested, we apply the equity method. We apply the cost method in situations where we determine that we do not have significant influence, such as our investment in Genuity. As a result, Genuity's revenues and expenses, as well as changes in balance sheet accounts and cash flows subsequent to June 30, 2000 are no longer included in our consolidated financial results. For comparability, we have adjusted the reported results for all periods prior to June 30, 2000 to exclude the results of Genuity. The after-tax losses were $281 million (or $.10 per diluted share) in 2000 and $325 million (or $.12 per diluted share) in 1999.

--------------------------------------------------------------------------------
International Restructuring
--------------------------------------------------------------------------------

In 2001, we recorded a pretax charge of $672 million ($663 million after-tax, or $.24 per diluted share) primarily relating to our investment in CTI, our cellular subsidiary in Argentina. Given the current status of the Argentinean economy, the recent devaluation of the Argentinean peso as well as future economic prospects, including a worsening of the recession, we recorded an estimated loss of $637 million ($637 million after-tax, or $.23 per diluted share) based on CTI's current financial position and revised expected results of operations. This loss was an estimation since the Argentinean economy deteriorated very rapidly at year-end and is continuing to reflect instability. This estimated loss may not be sufficient when our assessment of the economic impact on CTI, as well as the structure and nature of our continuing involvement in CTI, is completed. We also recorded a loss of $35 million ($26 million after-tax, or $.01 per diluted share) related to international losses.

In 2000, we recorded a pretax charge of $50 million ($50 million after-tax, or $.02 per diluted share) associated with our share of costs incurred at two of our international equity investees to complete employee separation programs.

--------------------------------------------------------------------------------
Wireless Joint Venture
--------------------------------------------------------------------------------

On April 3, 2000, Verizon and Vodafone consummated the previously announced agreement to combine U.S. wireless and paging operations. In July 2000, following the closing of the Bell Atlantic-GTE merger, interests in GTE's U.S. wireless operations were contributed to Verizon Wireless. As a result, Verizon owns an economic interest of 55% and Vodafone owns an economic interest of 45% in the wireless joint venture.

--------------------------------------------------------------------------------
Other Charges and Special Items
--------------------------------------------------------------------------------

Other charges and special items recorded during 2001 include asset impairments related to property sales and facility consolidation of $151 million ($95 million after-tax, or $.03 per diluted share).

Other charges and special items recorded during 2000 included the write-off of our investment in NorthPoint Communications Corp. (NorthPoint) of $155 million ($153 million after-tax, or $.06 per diluted share) as a result of the deterioration in NorthPoint's business, operations and financial condition.

Other charges and special items in 2000 also included the cost of disposing or abandoning redundant assets and discontinued system development projects in connection with the Bell Atlantic-GTE merger of $287 million ($175 million after-tax, or $.06 per diluted share), regulatory settlements of $98 million ($61 million after-tax, or $.02 per diluted share) and other asset write-downs of $416 million ($290 million after-tax, or $.11 per diluted share).

During 1999, we recorded a special charge of $192 million ($119 million after-tax, or $.04 per diluted share) primarily associated with employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees. The programs were completed in early April 1999, as planned, consistent with the original cost estimates.

--------------------------------------------------------------------------------
Extraordinary Items
--------------------------------------------------------------------------------

During 2001, we retired $726 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $29 million ($19 million after-tax, or $.01 per diluted share).

In June 2000, we entered into a series of definitive sale agreements to resolve service area conflicts prohibited by FCC regulations as a result of the Bell Atlantic-GTE merger (see "Sales of Assets, Net - Wireless Overlap Sales").
These agreements, which were pursuant to the consent decree issued for the merger, enabled both the formation of Verizon Wireless and the closing of the merger. Since the sales were required by the consent decree and occurred after the merger, the gains on sales were recorded net of taxes as Extraordinary Items in the consolidated statements of income.

During the second half of 2000, we completed the sale of the Richmond (former PrimeCo) wireless market to CFW Communications Company in exchange for two wireless rural service areas in Virginia and cash. The sale resulted in a pretax gain of $184 million ($112 million after-tax, or $.04 per diluted share). In addition, we completed the sales of the consolidated markets in Washington and Texas and unconsolidated interests in Texas (former GTE) to SBC Communications. The sales resulted in a pretax gain of $886 million ($532 million after-tax, or $.19 per diluted share). Also, we completed the sale of the San Diego (former
GTE) market to AT&T Wireless. The sale resulted in a pretax gain of $304 million ($182 million after-tax, or $.07 per diluted share). In 2000, we also completed the sale of the Houston (former PrimeCo) wireless overlap market to AT&T Wireless, resulting in a pretax gain of $350 million ($213 million after-tax, or $.08 per diluted share).

During 2000, we retired $190 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $19 million ($12 million after-tax, or less than $.01 per diluted share).

During the first quarter of 1999, we repurchased $338 million of high-coupon debt through a public tender offer prior to stated maturity, resulting in a pretax extraordinary charge of $46 million ($30 million after-tax, or $.01 per diluted share). During the second quarter of 1999, we recorded a pretax extraordinary charge of $10 million ($6 million after-tax, or less than $.01 per diluted share) associated with the early extinguishment of debentures of our telephone subsidiaries.

--------------------------------------------------------------------------------
Cumulative Effect of Accounting Change
--------------------------------------------------------------------------------

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. Results for the year ended December 31, 2001 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $182 million after-tax (or $.07 per diluted share) in the first quarter of 2001. This cumulative effect charge primarily relates to the change in the fair value of the MFN debt conversion option prior to January 1, 2001.

Impact of SAB No. 101

We adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000, as required by the SEC. The impact on our results pertains to the deferral of some non-recurring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. Our 2000 results include the initial impact of adoption recorded as a cumulative effect of an accounting change of $40 million after-tax (or $.01 per diluted share). Our 1999 results have not been adjusted to reflect the impact of the new rules on revenue recognition as a gain of $8 million after-tax (or less than $.01 per diluted share), had the rules been effective January 1, 1999.

--------------------------------------------------------------------------------
Other Consolidated Results
--------------------------------------------------------------------------------

The following discussion of nonoperating items is based on the amounts reported in our consolidated financial statements.

Other Income and (Expense), Net                            (dollars in millions)
Years Ended December 31,                        2001           2000        1999
--------------------------------------------------------------------------------
Interest income                             $    383      $     281    $    101
Foreign exchange gains (losses), net              32            (11)         11
Other, net                                        34             41          31
                                           -------------------------------------
Total                                       $    449      $     311    $    143
                                           =====================================

The changes in other income and expense in 2001, compared to 2000, were primarily due to changes in interest income and foreign exchange gains and losses. We recorded additional interest income in 2001 primarily as a result of interest on several notes receivable, higher average cash balances and the settlement of tax-related matters. The change in interest income in 2000, compared to 1999, was the result of higher levels of short-term investments, income from our investment in MFN's subordinated debt securities and the favorable settlement of a tax-related matter.

Foreign exchange gains in 2001 and 2000 were driven primarily by Iusacell, which uses the Mexican peso as its functional currency. Foreign exchange gains or losses are largely associated with the U.S. dollar denominated debt issued by Iusacell.

Interest Expense                                           (dollars in millions)
Years Ended December 31,                        2001           2000        1999
--------------------------------------------------------------------------------

Total interest expense                      $  3,369      $   3,490    $  2,616
Capitalized interest costs                       368            230         146
                                           -------------------------------------
Total interest costs on debt balances       $  3,737      $   3,720    $  2,762
                                           =====================================
Average debt outstanding                    $ 62,622      $  51,987    $ 40,821
Effective interest rate                          6.0%           7.2%        6.8%

The rise in interest costs on debt balances in both 2001 and 2000 was principally due to higher average debt levels. The increase in debt levels for both years was mainly the result of funding for capital expenditures primarily in our Domestic Telecom and Domestic Wireless segments and the debt assumed by Verizon Wireless in connection with the formation of Verizon Wireless. The rise in interest costs in 2001 was partially offset by lower average interest rates.

                                                           (dollars in millions)
Years Ended December 31,                        2001           2000        1999
--------------------------------------------------------------------------------

Minority interest                           $   (622)     $    (216)   $   (159)

The increase in minority interest during 2001 compared to 2000 is due to higher earnings at Verizon Wireless and the significant minority interest attributable to Vodafone.

The increase in minority interest in 2000 was primarily due to the impact of the wireless joint venture with Vodafone. This increase was partially offset by the redemption in October 1999 and March 2000 of preferred securities issued by our subsidiary GTE Delaware, L.P. and higher operating losses at Iusacell and CTI.

Years Ended December 31,                        2001           2000        1999
--------------------------------------------------------------------------------

Effective income tax rates                      78.7%          39.3%       37.0%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for 2001 is not consistent with 2000 primarily because tax benefits were not available on many of the losses resulting from the other than temporary decline in market value of several of our investments during 2001.

Our reported effective tax rate for 2000 was higher than 1999 primarily due to some merger-related costs for which no tax benefits were recorded, the write-down of some investments for which no tax benefits were recorded, deferred taxes recorded in connection with the contribution of GTE Wireless assets to Verizon Wireless and higher state income taxes.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in Note 20 to the consolidated financial statements.


--------------------------------------------------------------------------------
Consolidated Financial Condition
--------------------------------------------------------------------------------
                                                           (dollars in millions)
Years Ended December 31,                        2001         2000          1999
--------------------------------------------------------------------------------

Cash Flows Provided By (Used In)
Operating activities                       $  19,773   $   15,827    $   17,017
Investing activities                         (21,626)     (16,055)      (17,420)
Financing activities                           2,075       (1,048)        1,732
                                         ---------------------------------------
Increase (Decrease) in Cash and Cash
 Equivalents                               $     222   $   (1,276)   $    1,329
                                         =======================================

We use the net cash generated from our operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. While current liabilities exceeded current assets at December 31, 2001 and 2000, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing will be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

--------------------------------------------------------------------------------
Cash Flows Provided By Operating Activities
--------------------------------------------------------------------------------

Our primary source of funds continues to be cash generated from operations. In 2001, the increase in cash from operations compared to 2000 primarily reflects improved results of operations before gains and losses on asset sales and the mark-to-market adjustments of financial instruments, which are adjusted in cash from operating activities, partially offset by an increase in working capital requirements.

Decreased cash flow from operations during 2000 resulted primarily from the payment of income taxes on the disposition of businesses and assets. See "Cash Flows Used In Investing Activities" for additional information on sales of businesses and assets. Improved cash flows from operations during 1999 resulted from growth in operating income, partially offset by changes in assets and liabilities.

In 1999, the change in assets and liabilities largely reflects growth in customer accounts receivable and a reduction in employee benefit obligations primarily due to favorable investment returns and changes in plan provisions and actuarial assumptions.

--------------------------------------------------------------------------------
Cash Flows Used In Investing Activities
--------------------------------------------------------------------------------

Capital expenditures continue to be our primary use of capital resources. We invested approximately $11,480 million in our Domestic Telecom business in 2001, compared to $12,119 million and $10,087 million in 2000 and 1999, respectively, to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested approximately $5,006 million in our Domestic Wireless business in 2001, compared to $4,322 million and $1,497 million, respectively, in 2000 and 1999. The increase in 2001 and 2000 is primarily due to the inclusion of both Vodafone and PrimeCo properties in Verizon Wireless in April 2000, as well as increased capital spending in existing Bell Atlantic and GTE wireless properties.

Capital spending is expected to be approximately $15 billion to $16 billion in 2002.

We invested $3,142 million in acquisitions and investments in businesses during 2001, including $1,691 million related to wireless licenses purchased in connection with an FCC auction (see "Recent Developments - FCC Auction" for additional information), $410 million for additional wireless spectrum purchased from another telecommunications carrier and $194 million in wireless properties. In addition, we invested $497 million to acquire the directory business of TELUS. In 2000, we invested $2,247 million in acquisitions and investments including approximately $715 million in the equity of MFN and $1,028 million in wireless properties. In 1999, we invested $5,219 million in acquisitions and investments including $3,250 million to acquire approximately half of the wireless properties of Ameritech Corporation, $635 million to increase our ownership percentage in Omnitel from 19.7% to 23.1%, $374 million to fully acquire the cellular properties of Frontier Cellular, $200 million in PrimeCo, $366 million for a 40% interest in TELPRI and $120 million for the purchase of the wireless license in Buenos Aires, Argentina.

In 2001, we received cash proceeds on sales of businesses and assets of $415 million, including cash proceeds of $200 million and $215 million in connection with sales of our Cincinnati and Chicago wireless overlap properties, respectively. In 2000, we received cash proceeds on sales of businesses and assets of $6,794 million, including gross cash proceeds of $4,903 million from the sale of non-strategic access lines and $1,464 million from overlap wireless properties, as well as $144 million from the sale of CyberTrust. In 1999, we received cash proceeds on sales of businesses and assets of $1,813 million, including $1,196 million from the sale of a substantial portion of GTE Government Systems and $612 million from the disposition of our remaining investment in Viacom.

During 2000, we also invested $975 million in subordinated convertible notes of MFN, in connection with our overall investment in MFN, as well as $45 million in OnePoint Communications Corp. notes. The MFN notes were originally issued to be convertible at our option, upon receipt of necessary government approvals, into MFN common stock at a conversion price of $17 per share (after two-for-one stock split) or an additional 9.6% of the equity of MFN. This investment completed a portion of our previously announced agreement, as amended, with MFN, which included the acquisition of approximately $350 million of long-term capacity in MFN's fiber optic networks, beginning in 1999 through 2002. Of the $350 million, $35 million was paid in November 1999, $105 million was paid in October 2000 and $95 million was paid in 2001, and these amounts are included in net cash provided by operating activities. However, in 2001 we renegotiated several significant terms of our MFN investment and commitments, in connection with a new financing arrangement. We purchased an additional $50 million of subordinated convertible notes, that are convertible into MFN common stock at a conversion price of $.53 per share. This new financing arrangement also repriced $500 million of the subordinated convertible notes purchased in 2000 at a conversion price of $3 per share (from $17 per share).

Furthermore, the remaining obligations under the long-term capacity agreement of $115 million will be satisfied through purchases in the amount of $90 million in 2002, $10 million in 2003 and 2004, and $5 million in 2005.

Our short-term investments include principally cash equivalents held in trust accounts for payment of employee benefits. In 2001, 2000 and 1999, we invested $2,002 million, $1,204 million and $1,051 million, respectively, in short-term investments, primarily to pre-fund health and welfare benefits. Proceeds from the sales of all short-term investments, principally for the payment of these benefits, were $1,595 million, $983 million and $954 million in the years 2001, 2000 and 1999, respectively.

In 2001, Other, net investing activities include loans to Genuity of $1,150 million. In addition, we received a deposit of $191 million related to a sale of telephone lines, $167 million in connection with CANTV's share repurchase program and proceeds of $515 million related to prior year wireless asset sales. Also, Other, net investing activities include capitalized non-network software of $1,250 million, $1,044 million and $923 million in 2001, 2000 and 1999, respectively.

The loans to Genuity of $1,150 million are a part of an agreement to provide up to $2.0 billion in financing to Genuity with a maturity of 2005.

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

--------------------------------------------------------------------------------
Cash Flows Provided By (Used In) Financing Activities
--------------------------------------------------------------------------------

The net cash proceeds from increases in our total debt during 2001 of $6,064 million was primarily due to the issuance of $7,002 million of long-term debt by Verizon Global Funding Corp., partially offset by repayments of $980 million of maturities of corporate long-term debt. In addition, Verizon Wireless issued $4,555 million of long-term debt and repaid $4,690 million of revolving loans, while Domestic Telecom incurred $2,303 million of long-term debt, repaid $573 million of net short-term debt and retired $1,430 million of long-term debt. In 2000, the net cash proceeds from increases in our total debt of $5,058 million was primarily due to the issuance of $5,500 million of long-term notes issued by Verizon Global Funding. The increase in total debt was also attributable to the issuance of $893 million of notes under a medium-term note program, $657 million of financing transactions of cellular assets, $398 million of long-term bank debt at Verizon Wireless and an increase in other short-term borrowings, partially offset by repayments of long-term debt. In 1999, we increased our total debt (including capital lease obligations) by approximately $6,592 million, primarily due to the issuance of $4,375 million of long-term debt issued by GTE. Our debt balance at December 31, 1999 also included $456 million of additional debt issued by Iusacell in 1999. These factors were partially offset by the use of cash proceeds received from the disposition of our remaining investment in Viacom. The pre-funding of employee benefit trusts also contributed to the increase in debt levels in 2001, 2000 and 1999. Additionally, the purchases of shares to fund employee stock option exercises contributed to the increase in debt levels in 2000 and 1999.

Our debt to equity ratio was 66.4% at December 31, 2001, compared to 62.4% at December 31, 2000.

As of December 31, 2001, we had approximately $7.9 billion of unused bank lines of credit and $449 million in bank borrowings outstanding. As of December 31, 2001, our telephone and financing subsidiaries had shelf registrations for the issuance of up to $11.9 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in April 2001, Moody's Investors Service (Moody's) revised our credit rating outlook from stable to negative. Moody's cited concern about our ability to complete an initial public offering (IPO) of Verizon Wireless in a timely fashion in order to pay for the anticipated FCC spectrum auction purchases of $8.8 billion (see "Other Factors That May Affect Future Results - FCC Auction" for additional information on the current status of the spectrum purchases). A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade.

As in prior years, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In 2001, we declared quarterly cash dividends of $.385 per share. In the first, third and fourth quarters of 2000, we announced a quarterly cash dividend of $.385 per share. In the second quarter of 2000, we announced two separate pro rata dividends to ensure that the respective shareowners of Bell Atlantic and GTE received dividends at an appropriate rate. In 1999, we declared quarterly cash dividends of $.385 per share.

In 2001 and 2000, common stock repurchases were primarily the result of the two-year share buyback program approved by the Board of Directors in March 2000 and repurchase of GTE common stock. In 2001 and 2000, .4 million and 35.1 million Verizon common shares were repurchased, respectively. In January 2002, the Board of Directors approved an extension of the existing buy-back program to February 2004. In August 1999, GTE announced the initiation of a share repurchase program to offset shares issued under its employee-benefit and dividend-reinvestment programs. Under the program, we repurchased approximately
17.7 million shares of GTE common stock in 1999, and completed the program with the purchase of an additional 8.4 million shares valued at approximately $600 million through February 2000.

--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
--------------------------------------------------------------------------------

Our cash and cash equivalents at December 31, 2001 totaled $979 million, a $222 million increase over cash and cash equivalents at December 31, 2000 of $757 million. The December 31, 2000 balance decreased by $1,276 million compared to 1999. This change is primarily attributable to the increase in cash at December 31, 1999 for the anticipated funding requirements in early 2000 for our investment in MFN, which occurred in March 2000.

--------------------------------------------------------------------------------
Leasing Arrangements
--------------------------------------------------------------------------------
We are the lessor in leveraged and direct financing lease agreements under which commercial aircraft and power generating facilities, which comprise the majority of the portfolio, along with industrial equipment, real estate property, telecommunications and other equipment are leased for remaining terms of 1 to 46 years as of December 31, 2001. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since we have no general liability for this debt, which holds a senior security interest in the leased equipment and rentals, the related principal and interest have been offset against the minimum lease payments receivable in accordance with generally accepted accounting principles. All recourse debt is reflected in our consolidated balance sheets.

--------------------------------------------------------------------------------
Contractual Obligations and Commercial Commitments
--------------------------------------------------------------------------------

The following table provides a summary of our contractual obligations and commercial commitments. Additional detail about these items is included in the notes to the consolidated financial statements.

                                                                 Payments Due by Period                      (dollars in millions)
                                               -----------------------------------------------------------------------------------
Contractual Obligations                               Total    Less than 1 year       1-3 years      4-5 years       After 5 years
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                   $   51,215      $        5,787     $    11,322   $     10,028   $          24,078
Capital lease obligations                               279                  50             113             39                  77
Operating leases                                      5,477                 723           1,267          1,261               2,226
Other long-term obligations                             115                  90              20              5                   -
                                               -----------------------------------------------------------------------------------
Total contractual cash obligations               $   57,086      $        6,650     $    12,722   $     11,333   $          26,381
                                               ===================================================================================

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

--------------------------------------------------------------------------------
Exchangeable Notes
--------------------------------------------------------------------------------
In 1998, we issued exchangeable notes as described in Notes 10 and 14 to the consolidated financial statements and discussed earlier under "Mark-to-Market Adjustment - Financial Instruments." These financial instruments expose us to market risk, including:

..    Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

..    Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

..    Interest rate risk, because the notes carry fixed interest rates.

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

..    At December 31, 2001, the exchange price for the TCNZ shares (expressed as
     American Depositary Receipts) was $44.93. The C&W and NTL notes in the amount of $3,180 million are exchangeable into 128.4 million shares of C&W stock and 24.5 million shares of NTL stock.

..    For each $1 increase in the value of the TCNZ shares above the exchange price, our pretax earnings would be reduced by approximately $55 million. Assuming the aggregate value of the C&W and NTL stocks exceeds the value of the debt liability, each $1 increase in the value of the C&W shares (expressed as American Depositary Receipts) or NTL shares would reduce our pretax earnings by approximately $43 million or $24 million, respectively. A subsequent decrease in the value of these shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings.

..    Our cash flows would not be affected by mark-to-market activity relating to the exchangeable notes.

..    If we decide to deliver shares in exchange for the notes, the exchangeable note liability (including any mark-to-market adjustments) will be eliminated and the investment will be reduced by the fair market value of the related number of shares delivered. Upon settlement, the excess of the liability over the book value of the related shares delivered will be recorded as a gain. We also have the option to settle these liabilities with cash upon exchange.

--------------------------------------------------------------------------------
Interest Rate Risk
--------------------------------------------------------------------------------

The table that follows summarizes the fair values of our long-term debt, interest rate derivatives and exchangeable notes as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. Our sensitivity analysis did not include the fair values of our commercial paper and bank loans because they are not significantly affected by changes in market interest rates.

                                                                                                           (dollars in millions)
                                                                          Fair Value assuming               Fair Value assuming
At December 31, 2001                                  Fair Value       +100 basis point shift            -100 basis point shift
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt and interest rate derivatives       $      45,736        $              43,667           $                47,973
Exchangeable notes                                         5,678                        5,538                             5,786
                                                  ------------------------------------------------------------------------------
Total                                              $      51,414        $              49,205           $                53,759
                                                  ==============================================================================

At December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt and interest rate derivatives       $      38,117        $              36,309           $                39,990
Exchangeable notes                                         5,694                        5,558                             5,830
                                                  ------------------------------------------------------------------------------
Total                                              $      43,811        $              41,867           $                45,820
                                                  ==============================================================================

--------------------------------------------------------------------------------
Equity Risk
--------------------------------------------------------------------------------

The fair values of some of our investments, primarily in common stock, expose us to equity price risk. These investments are subject to changes in the market prices of the securities. As noted earlier, the fair values of our exchangeable notes are also affected by changes in equity price movements. The table that follows summarizes the fair values of our investments and exchangeable notes and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices.

                                                                                                           (dollars in millions)
                                                                      Fair Value assuming 10%           Fair Value assuming 10%
At December 31, 2001                                  Fair Value     decrease in equity price          increase in equity price
--------------------------------------------------------------------------------------------------------------------------------
Equity price sensitive cost investments,
 at fair value and derivatives                     $       2,189        $               2,008           $                 2,369
Exchangeable notes                                        (5,678)                      (5,677)                           (5,680)
                                                  ------------------------------------------------------------------------------
Total                                              $      (3,489)       $              (3,669)          $                (3,311)
                                                  ==============================================================================

At December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
Equity price sensitive cost investments,
 at fair value and derivatives                     $       4,715        $               4,239           $                 5,191
Exchangeable notes                                        (5,694)                      (5,604)                           (5,799)
                                                  -----------------------------------------------------------------------------
Total                                              $        (979)       $              (1,365)          $                  (608)
                                                  ==============================================================================

--------------------------------------------------------------------------------
Foreign Currency Translation
--------------------------------------------------------------------------------

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our consolidated balance sheets. At December 31, 2001, our primary translation exposure was to the Mexican peso, Canadian dollar, Italian lira, and beginning January 1, 2002, the Euro. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of these investments, except for $167 million in hedges which protect a portion of U.S. dollar debt at Iusacell from foreign currency fluctuations. In 2001, 2000 and 1999, our earnings were affected by foreign currency gains or losses associated with the unhedged portion of U.S. dollar denominated debt at Iusacell.

Equity income from our international investments is affected by exchange rate fluctuations when an equity investee has assets and liabilities denominated in a currency other than the investee's functional currency. Several of our equity investees have assets and liabilities denominated in a currency other than the investee's functional currency, such as our investments in Venezuela, Canada, the Philippines and Slovakia.

--------------------------------------------------------------------------------
Foreign Exchange Risk
--------------------------------------------------------------------------------

The fair values of our foreign currency derivatives and investments accounted for under the cost method are subject to fluctuations in foreign exchange rates. We use forward foreign currency exchange contracts to offset foreign exchange gains and losses on British pound and Japanese yen denominated debt obligations.

The table that follows summarizes the fair values of our foreign currency derivatives, cost investments, and the exchangeable notes as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% decrease and increase in the value of the U.S. dollar against the various currencies to which we are exposed. Our sensitivity analysis does not include potential changes in the value of our international investments accounted for under the equity method. As of December 31, 2001, the carrying value of our equity method international investments totaled approximately $5.7 billion.


                                                                                                 (dollars in millions)
                                                                    Fair Value assuming 10%    Fair Value assuming 10%
At December 31, 2001                                  Fair Value            decrease in US$            increase in US$
----------------------------------------------------------------------------------------------------------------------
Foreign exchange sensitive cost investments and
  foreign currency derivatives                      $      1,433                $     1,581               $      1,316
Exchangeable notes                                        (5,678)                    (5,680)                    (5,677)
                                                    ------------------------------------------------------------------
Total                                               $     (4,245)               $    (4,099)              $     (4,361)
                                                    ==================================================================
At December 31, 2000
----------------------------------------------------------------------------------------------------------------------
Foreign exchange sensitive cost investments and
  foreign currency derivatives                      $      4,159                $     4,585               $      3,818
Exchangeable notes                                        (5,694)                    (5,799)                    (5,604)
                                                    ------------------------------------------------------------------
Total                                               $     (1,535)               $    (1,214)              $     (1,786)
                                                    ==================================================================

--------------------------------------------------------------------------------
Other Factors That May Affect Future Results
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Genuity and Bell Atlantic - GTE Merger
--------------------------------------------------------------------------------

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

In accordance with the provisions of an FCC order, in June 2000 Genuity sold 174 million of its Class A common shares, representing 100% of the issued and outstanding Class A common stock and 90.5% of the overall voting equity in Genuity, in an IPO. GTE retained 100% of Genuity's Class B common stock, which currently represents 8.2% of the voting equity in Genuity, as permitted by the 1996 Act. Our investment also includes a contingent conversion right.

Our contingent conversion right currently permits us to increase our ownership interest to as much as 79.6% of the total equity of Genuity, representing 95.1% of Genuity's total voting rights (before giving effect to outstanding options granted to Genuity employees), if we eliminate the applicable restrictions of
Section 271 of the 1996 Act as to 100% of the total telephone access lines owned by Bell Atlantic in 1999 in its region. This option expires if we do not eliminate these restrictions within five years of the merger, subject to possible extension. If we eliminate Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271. The FCC order also allows us to transfer our Class B common stock to a disposition trustee for sale to one or more third parties once we eliminate Section 271 restrictions on at least 50% of the former Bell Atlantic in-region access lines. As of December 31, 2001, we have eliminated
Section 271 restrictions as to more than 50% of the former Bell Atlantic in-region access lines.

The IPO transferred the majority ownership and control of Genuity to the public shareholders and, accordingly, we deconsolidated our investment in Genuity on June 30, 2000. In addition to the transfer, we are also required to adhere to safeguards in the FCC's order that prohibit us from exercising influence over Genuity's operations. Therefore, we are accounting for our investment in Genuity using the cost method.

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

Timing of Initial Public Offering

In November 2001, Verizon Wireless Inc. filed an amended registration statement with the SEC in connection with the proposed IPO of its common stock. Since August 2000, when the Verizon Wireless Inc. registration statement was initially filed with the SEC, we have periodically reiterated that the IPO would occur when market conditions are favorable.

Acquisition of Several Dobson's Wireless Operations

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

In October 2001, we agreed to sell all 675,000 of our switched access telephone lines in Alabama and Missouri to CenturyTel Inc. for $2.2 billion. The sale must be approved by the Missouri public service commission, the FCC and the DOJ. The Alabama public service commission approved the sale in December 2001. We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002.

Also in October 2001, we agreed to sell approximately 600,000 access lines in Kentucky to ALLTEL for $1.9 billion. The sale has been approved by the Kentucky public service commission, and remains subject to approval by the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002.

--------------------------------------------------------------------------------
Regulatory and Competitive Trends
--------------------------------------------------------------------------------

COMPETITION AND THE TELECOMMUNICATIONS ACT OF 1996

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

We now have authority to offer in-region long distance service in five states in the former Bell Atlantic territory, accounting for more than half of the lines served by the former Bell Atlantic. In addition to its New York order released in December 1999, the FCC released orders on April 16, 2001, July 23, 2001, September 19, 2001 and February 22, 2002 approving our applications for permission to enter the in-region long distance market in Massachusetts, Connecticut, Pennsylvania and Rhode Island, respectively. Both the Massachusetts and Pennsylvania orders are currently on appeal to the U.S. Court of Appeals.

We have filed applications with the FCC to offer long distance service in New Jersey and Vermont. We expect the FCC to rule on those applications by March 20, 2002 and April 17, 2002, respectively. We have also filed state applications for support of anticipated applications with the FCC for permission to enter the in-region long distance market in New Hampshire, Maine and Delaware. Third-party testing of our operations support systems is in its final stages in Virginia, West Virginia, Maryland and the District of Columbia.

FCC REGULATION AND INTERSTATE RATES

Our telephone operations are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

On May 31, 2000, the FCC adopted the CALLS plan as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge
(SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

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

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001 we were authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps. We have an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

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

In December 2001, the FCC opened its triennial review of unbundled network elements. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

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

STATE REGULATION

On January 28, 2002, the New York Public Service Commission issued an order mandating reductions in the rates that Verizon New York Inc. may charge its local exchange competitors for access to unbundled network elements. Assuming current volumes, the revenue impact of the reductions is estimated to be $200 million per year, although this amount may change if volumes change.

Verizon New York has separately been involved in proceedings before the New York Public Service Commission relating to an alternative regulation plan to replace and succeed the current Performance Regulation Plan, put in place in 1995. Under the new two year plan, Verizon New York would be permitted to exercise rate flexibility up to 3% of its total intrastate revenues annually, or approximately $160 million.

--------------------------------------------------------------------------------
Other Matters
--------------------------------------------------------------------------------

Recent Accounting Pronouncements

Business Combinations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

Goodwill and Other Intangible Assets

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

The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change in the first quarter of 2002 resulting in a charge of $496 million, net of tax. This charge is comprised of $204 million ($203 million after-tax) for goodwill and $294 million ($293 million after-tax) for wireless licenses and goodwill of equity method investments and for other intangible assets. In accordance with SFAS No. 142, on January 1, 2002 we ceased amortizing existing goodwill (including goodwill recorded on our equity investments), acquired workforce intangible assets and wireless licenses which we determined have an indefinite life (see discussion below).

Wireless Licenses

In conjunction with the adoption of SFAS No. 142, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

In light of these considerations, on January 1, 2002, amounts previously classified as goodwill, approximately $7.9 billion for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, will no longer be recognized separately from wireless licenses. Amounts for 2001, 2000 and 1999 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recognized in the first quarter of 2002 a deferred tax liability of approximately $1.6 billion related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on our results of operations. This reclassification and the methodology to be subsequently used to test wireless licenses for impairment under SFAS No. 142 as described in the next paragraph have been reviewed with the staff of the Securities and Exchange Commission.

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

Asset Retirement Obligations

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

..    the ability of Verizon Wireless to achieve revene enhancements and cost savings, and obtain sufficient spectrum resources;

..    the continuing financial needs of Genuity, our ability to convert our ownership interest in Genuity into a controlling interest consistent with regulatory conditions, and Genuity's ensuing profitability;

..    our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on September 11, 2001; and

..   changes in our accounting assumptions then regualtory agencies, including the SEC, may require or that result from changes in the accounting rules or their applications which could result in an impact on earnings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included under the heading "Market Risk" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The 2001 and 2000 financial statements have been audited by Ernst & Young LLP, independent accountants, and the 1999 financial statements have been audited by other auditors. Their audits were conducted in accordance with generally accepted auditing standards and included an evaluation of our internal control structure and selective tests of transactions. The Report of Independent Accountants follows this report.

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

/s/Charles R. Lee
-----------------
Charles R. Lee
Chairman of the Board and Co-Chief Executive Officer

/s/Ivan G. Seidenberg
---------------------
Ivan G. Seidenberg
President and Co-Chief Executive Officer

/s/Frederic V. Salerno
----------------------
Frederic V. Salerno
Vice Chairman and Chief Financial Officer

/s/Lawrence R. Whitman
----------------------
Lawrence R. Whitman
Senior Vice President and Controller

--------------------------------------------------------------------------------
Reports of Independent Accountants
--------------------------------------------------------------------------------

To the Board of Directors and Shareowners of Verizon Communications Inc.:

We have audited the accompanying consolidated balance sheets of Verizon Communications Inc. and subsidiaries (Verizon) as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in shareowners' investment for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and financial statement schedule are the responsibility of Verizon's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verizon at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, Verizon changed its method of accounting for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" effective January 1, 2001.

/s/Ernst & Young LLP
--------------------
Ernst & Young LLP

New York, New York

January 31, 2002
except for Note 1, as to which the date is May 31, 2002


                        Report of Independent Accountants

To the Board of Directors and Shareowners of Verizon Communications Inc.:

In our opinion, the 1999 consolidated statements of income, changes in shareowners' investment and cash flows present fairly, in all material respects, the results of operations and cash flows of Verizon Communications Inc. and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 financial statement schedule listed under Item 14 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We did not audit the financial statements of GTE Corporation, a wholly owned subsidiary of Verizon Communications Inc., which statements reflect total revenues of $25,242 million for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for GTE Corporation, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

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


                    Report of Independent Public Accountants

To the Board of Directors and Shareowners of Verizon Communications Inc.:

We have audited the consolidated statements of income, comprehensive income, shareholders' equity and cash flows of GTE Corporation (a New York corporation and wholly owned subsidiary of Verizon Communications Inc.) and subsidiaries for the year ended December 31, 1999, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GTE Corporation and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999.

Our audit was made for the purpose of forming an opinion on the basic financial statements referred to above taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements referred to above. The supporting schedule information pertaining to GTE Corporation for the year ended December 31, 1999, not separately presented herein, has been subjected to the auditing procedures applied in the audit of the basic financial statements referred to above and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements referred to above taken as a whole.

/s/ Arthur Andersen LLP

Dallas, Texas
June 30, 2000

--------------------------------------------------------------------------------
Consolidated Statements of Income Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                    (dollars in millions, except per share amounts)
Years Ended December 31,                                                                             2001         2000        1999
------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                                             $   67,190   $   64,707  $   58,194

Operations and support expense (exclusive of the items shown below)                                41,651       39,481      33,730
Depreciation and amortization                                                                      13,657       12,261       9,890
Sales of assets, net                                                                                  350       (3,793)     (1,379)
                                                                                               -----------------------------------
Operating Income                                                                                   11,532       16,758      15,953
Income (loss) from unconsolidated businesses                                                       (5,042)       3,792         511
Other income and (expense), net                                                                       449          311         143
Interest expense                                                                                   (3,369)      (3,490)     (2,616)
Minority interest                                                                                    (622)        (216)       (159)
Mark-to-market adjustment - financial instruments                                                    (182)         664        (664)
                                                                                               -----------------------------------
Income before provision for income taxes, extraordinary items and cumulative effect of
  accounting change                                                                                 2,766       17,819      13,168
Provision for income taxes                                                                          2,176        7,009       4,872
                                                                                               -----------------------------------
Income Before Extraordinary Items and Cumulative Effect of Accounting Change                          590       10,810       8,296
Extraordinary items, net of tax                                                                       (19)       1,027         (36)
Cumulative effect of accounting change, net of tax                                                   (182)         (40)          -
                                                                                               -----------------------------------
Net Income                                                                                            389       11,797       8,260
Redemption of subsidiary preferred stock                                                                -          (10)          -
                                                                                               -----------------------------------
Net Income Available to Common Shareowners                                                     $      389   $   11,787  $    8,260
                                                                                               ===================================
Basic Earnings (Loss) Per Common Share:

Income before extraordinary items and cumulative effect of accounting change                   $      .22   $     3.98  $     3.03
Extraordinary items, net of tax                                                                      (.01)         .37        (.01)
Cumulative effect of accounting change, net of tax                                                   (.07)        (.01)          -
                                                                                               -----------------------------------
Net Income                                                                                     $      .14   $     4.34  $     3.02
                                                                                               ===================================
Weighted-average shares outstanding (in millions)                                                   2,710        2,713       2,739
                                                                                               -----------------------------------
Diluted Earnings (Loss) Per Common Share:

Income before extraordinary items and cumulative effect of accounting change                   $      .22   $     3.95  $     2.98
Extraordinary items, net of tax                                                                      (.01)         .37        (.01)
Cumulative effect of accounting change, net of tax                                                   (.07)        (.01)          -
                                                                                               -----------------------------------
Net Income                                                                                     $      .14   $     4.31  $     2.97
                                                                                               ===================================
Weighted-average shares outstanding (in millions)                                                   2,730        2,737       2,777
                                                                                               -----------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Consolidated Balance Sheets Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                    (dollars in millions, except per share amounts)
At December 31,                                                                 2001          2000
--------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                              $       979   $       757
  Short-term investments                                                       1,991         1,613
  Accounts receivable, net of allowances of $2,153 and $1,562                 14,254        14,010
  Inventories                                                                  1,968         1,910
  Net assets held for sale                                                     1,199           518
  Prepaid expenses and other                                                   2,796         3,313
                                                                         -------------------------
Total current assets                                                          23,187        22,121

Plant, property and equipment                                                169,586       158,957
  Less accumulated depreciation                                               95,167        89,453
                                                                         -------------------------
                                                                              74,419        69,504
                                                                         -------------------------
Investments in unconsolidated businesses                                      10,202        13,115
Intangible assets, net                                                        44,262        41,990
Other assets                                                                  18,725        18,005
                                                                         -------------------------
Total assets                                                             $   170,795   $   164,735
                                                                         =========================
Liabilities and Shareowners' Investment
Current liabilities
  Debt maturing within one year                                          $    18,669   $    14,838
  Accounts payable and accrued liabilities                                    13,947        13,965
  Other                                                                        5,404         5,433
                                                                         -------------------------
Total current liabilities                                                     38,020        34,236

Long-term debt                                                                45,657        42,491
Employee benefit obligations                                                  11,898        12,543
Deferred income taxes                                                         16,543        15,260
Other liabilities                                                              3,989         3,797

Minority interest                                                             22,149        21,830

Shareowners' investment
  Series preferred stock ($.10 par value; none issued)                             -             -
  Common stock ($.10 par value; 2,751,650,484 shares issued
   in both periods)                                                              275           275

  Contributed capital                                                         24,676        24,555
  Reinvested earnings                                                         10,704        14,667
  Accumulated other comprehensive loss                                        (1,187)       (2,176)
                                                                         -------------------------
                                                                              34,468        37,321
  Less common stock in treasury, at cost                                       1,182         1,861
  Less deferred compensation-employee stock ownership plans and other            747           882
                                                                         -------------------------
Total shareowners' investment                                                 32,539        34,578
                                                                         -------------------------
Total liabilities and shareowners' investment                            $   170,795   $   164,735
                                                                         =========================

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows Verizon Communications Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                                                              (dollars in millions)
Years Ended December 31,                                                                           2001          2000         1999
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Income before extraordinary items and cumulative effect of accounting change                $       590  $     10,810  $     8,296
Adjustments to reconcile income before extraordinary items and cumulative effect of accounting change to net cash provided by operating activities:
   Depreciation and amortization                                                                 13,657        12,261        9,890
   Sales of assets, net                                                                             350        (3,793)      (1,379)
   Mark-to-market adjustment - financial instruments                                                182          (664)         664
   Employee retirement benefits                                                                  (1,327)       (3,340)      (1,707)
   Deferred income taxes                                                                          1,065         3,434        2,148
   Provision for uncollectible accounts                                                           1,952         1,409        1,133
   (Income) loss from unconsolidated businesses                                                   5,042        (3,792)        (511)
   Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
       Accounts receivable                                                                       (2,379)       (2,440)      (1,865)
       Inventories                                                                                  (47)         (530)        (146)
       Other assets                                                                                (396)         (264)        (334)
       Accounts payable and accrued liabilities                                                     420         1,973          780
   Other, net                                                                                       664           763           48
                                                                                            --------------------------------------
Net cash provided by operating activities                                                        19,773        15,827       17,017
                                                                                            --------------------------------------
Cash Flows from Investing Activities
Capital expenditures                                                                            (17,371)      (17,633)     (13,013)
Acquisitions, net of cash acquired, and investments                                              (3,142)       (2,247)      (5,219)
Proceeds from disposition of businesses                                                             415         6,794        1,813
Investments in notes receivable                                                                     (50)       (1,024)          (1)
Purchases of short-term investments                                                              (2,002)       (1,204)      (1,051)
Proceeds from sale of short-term investments                                                      1,595           983          954
Other, net                                                                                       (1,071)       (1,724)        (903)
                                                                                            --------------------------------------
Net cash used in investing activities                                                           (21,626)      (16,055)     (17,420)
                                                                                            --------------------------------------
Cash Flows from Financing Activities
Proceeds from long-term borrowings                                                               14,199         8,781        5,299
Repayments of long-term borrowings and capital lease obligations                                 (7,589)       (7,238)      (2,873)
Increase (decrease) in short-term obligations, excluding current maturities                        (546)        3,515        4,166
Dividends paid                                                                                   (4,168)       (4,421)      (4,227)
Proceeds from sale of common stock                                                                  501           576        1,166
Purchase of common stock for treasury                                                               (18)       (2,294)      (2,037)
Minority interest                                                                                    53             3          122
Other, net                                                                                         (357)           30          116
                                                                                            --------------------------------------
Net cash provided by (used in) financing activities                                               2,075        (1,048)       1,732
                                                                                            --------------------------------------
Increase (decrease) in cash and cash equivalents                                                    222        (1,276)       1,329
Cash and cash equivalents, beginning of year                                                        757         2,033          704
                                                                                            --------------------------------------
Cash and cash equivalents, end of year                                                      $       979  $        757  $     2,033
                                                                                            ======================================

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareowners' Investment Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                          (dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,                                                  2001                      2000                     1999
---------------------------------------------------------------------------------------------------------------------------------
                                                       Shares           Amount      Shares        Amount      Shares       Amount
                                                    -----------------------------------------------------------------------------
Common Stock
Balance at beginning of year                        2,751,650      $       275   2,756,485  $        276   2,757,203  $       276
Shares issued-employee plans                                -                -       5,533             -      20,918            2
Shares retired                                              -                -     (10,368)           (1)    (21,636)          (2)
                                                    -----------------------------------------------------------------------------
Balance at end of year                              2,751,650              275   2,751,650           275   2,756,485          276
                                                    -----------------------------------------------------------------------------
Contributed Capital
Balance at beginning of year                                            24,555                    20,134                   20,160
Shares issued-employee plans                                                 -                       473                      989
Shares retired                                                               -                      (577)                  (1,314)
Issuance of stock by subsidiaries                                            -                       171                       44
Tax benefit from exercise of stock options                                 101                        66                      256
Gain on formation of wireless joint venture                                  -                     4,271                        -
Other                                                                       20                        17                       (1)
                                                    -----------------------------------------------------------------------------
Balance at end of year                                                  24,676                    24,555                   20,134
                                                    -----------------------------------------------------------------------------
Reinvested Earnings
Balance at beginning of year                                            14,667                     7,428                    3,754
Net income                                                                 389                    11,797                    8,260
Dividends declared ($1.54, $1.54, and $1.54 per
  share)                                                                (4,176)                   (4,416)                  (4,219)
Shares issued-employee plans                                              (188)                     (160)                    (359)
Other                                                                       12                        18                       (8)
                                                    -----------------------------------------------------------------------------
Balance at end of year                                                  10,704                    14,667                    7,428
                                                    -----------------------------------------------------------------------------
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year                                            (2,176)                       75                   (1,088)
                                                    -----------------------------------------------------------------------------
Foreign currency translation adjustment                                    (40)                     (262)                     (41)
Unrealized gains (losses) on marketable
  securities                                                             1,061                    (1,965)                   1,197
Unrealized derivative losses on cash flow hedges                           (45)                        -                        -
Minimum pension liability adjustment                                        13                       (24)                       7
                                                    -----------------------------------------------------------------------------
Other comprehensive income (loss)                                          989                    (2,251)                   1,163
                                                    -----------------------------------------------------------------------------
Balance at end of year                                                  (1,187)                   (2,176)                      75
                                                    -----------------------------------------------------------------------------
Treasury Stock
Balance at beginning of year                           49,215            1,861      23,569           640      22,887          593
Shares purchased                                          395               18      35,110         1,717      12,142          723
Shares distributed
  Employee plans                                      (14,376)            (694)     (9,444)         (495)    (11,446)        (675)
  Shareowner plans                                        (61)              (3)        (20)           (1)        (14)          (1)
                                                    -----------------------------------------------------------------------------
Balance at end of year                                 35,173            1,182      49,215         1,861      23,569          640
                                                    -----------------------------------------------------------------------------
Deferred Compensation-ESOPs and Other
Balance at beginning of year                                               882                       897                    1,074
Amortization                                                              (155)                     (155)                    (177)
Other                                                                       20                       140                        -
                                                    -----------------------------------------------------------------------------
Balance at end of year                                                     747                       882                      897
                                                    -----------------------------------------------------------------------------
Total Shareowners' Investment                                      $    32,539              $     34,578              $    26,376
                                                    =============================================================================
Comprehensive Income
Net income                                                         $       389              $     11,797              $     8,260
Other comprehensive income (loss) per above                                989                    (2,251)                   1,163
                                                    -----------------------------------------------------------------------------
Total Comprehensive Income                                         $     1,378              $      9,546              $     9,423
                                                    =============================================================================

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements Verizon Communications Inc. and Subsidiaries
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 1
--------------------------------------------------------------------------------

Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------
Description of Business

Verizon Communications Inc. (Verizon) is one of the world's leading providers of communications services. Our company is the largest provider of wireline and wireless communications in the United States. Our global presence extends to over 40 countries in the Americas, Europe, Asia and the Pacific. We have four reportable segments, which we operate and manage as strategic business units:
Domestic Telecom, Domestic Wireless, International and Information Services. For further information concerning our business segments, see Note 21.

Consolidation

The method of accounting applied to investments, whether consolidated, equity or cost, involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee. The consolidated financial statements include our controlled subsidiaries. Investments in businesses which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. Equity and cost method investments are included in Investments in Unconsolidated Business in our consolidated balance sheets. Certain of our cost method investments are classified as available-for-sale securities and adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangibles and other long-lived assets.

Revenue Recognition

We recognize wireline and wireless service revenues based upon usage of our network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms. The sale of wireless handsets and service revenues are separate earnings processes. We recognize directory revenues, and associated costs, when the directories are published and distributed.

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" effective January 1, 2000, as required by the SEC. The impact to Verizon pertains to the deferral of some non-recurring fees, such as service activation and installation fees, and associated incremental direct costs, and the recognition of those revenues and costs over the expected term of the customer relationship. The total cumulative effect of adopting SAB No. 101 was a non-cash, after-tax charge of $40 million.

Maintenance and Repairs

We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expense as these costs are incurred.

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

Marketable Securities

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the loss, and a new cost basis in the investment is established. These investments are included in the accompanying consolidated balance sheets in Investments in Unconsolidated Businesses or Other Assets.

Inventories

We include in inventory new and reusable supplies and network equipment of our telephone operations, which are stated principally at average original cost, except that specific costs are used in the case of large individual items. Inventories of our other subsidiaries are stated at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or market.

Plant and Depreciation

We record plant, property and equipment at cost. Our telephone operations' depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

The asset lives used by our telephone operations are presented in the following table:

Average Lives (in years)
--------------------------------------------------------------------------------
Buildings                                                                   35
Central office equipment                                                  5-10
Outside communications plant                                             14-50
Furniture, vehicles and other                                             3-15

When we replace or retire depreciable plant used in our wireline network, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

Plant, property and equipment of our other subsidiaries is depreciated on a straight-line basis over the following estimated useful lives: buildings, 20 to 40 years; wireless plant equipment, 3 to 15 years; and other equipment, 1 to 20 years.

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

Computer Software Costs

We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. For acquisitions prior to July 1, 2001, we generally amortized goodwill, wireless licenses and other identifiable intangibles on a straight-line basis over their estimated useful life, not exceeding 40 years. For acquisitions after June 30, 2001, we applied newly issued accounting rules on business combinations, goodwill and intangible assets, which no longer permit amortization of goodwill and indefinite-lived intangible assets. Most of our acquired customer bases are amortized in a manner consistent with historical attrition patterns. Through December 31, 2001 we assessed the impairment of other identifiable intangibles and goodwill related to our consolidated subsidiaries under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicated that the carrying value may not have been recoverable. A determination of impairment (if any) was made based on estimates of future cash flows. In instances where goodwill was recorded for assets that were subject to an impairment loss, the carrying amount of the goodwill was eliminated before any reduction was made to the carrying amounts of impaired long-lived assets and identifiable intangibles. On a quarterly basis, we assessed the impairment of enterprise level goodwill under Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." A determination of impairment (if any) was made based primarily on estimates of market value.

In June 2001, the Financial Accounting Standards Board (FASB) issued new pronouncements which change our accounting policies for goodwill and other intangible assets and for impairments or disposals of long-lived assets (see "Recent Accounting Pronouncements" below).

Sale of Stock by Subsidiary

We recognize in consolidation changes in our ownership percentage in a subsidiary caused by issuances of the subsidiary's stock as adjustments to Contributed Capital.

Income Taxes

Verizon and its domestic subsidiaries file a consolidated federal income tax return. For periods prior to the Bell Atlantic-GTE merger (see Note 3), GTE filed a separate consolidated federal income tax return.

Our telephone operations use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

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

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive loss, and recognized in earnings when the hedged item is recognized in earnings.

Prior to January 1, 2001, foreign currency derivatives and basis swap agreements were accounted for under the fair value method which required us to record these derivatives at fair value in our consolidated balance sheets, with any changes in value recorded in income or Shareowners' Investment. Gains, losses and related discounts or premiums related to foreign currency derivatives that hedged our investments in consolidated foreign subsidiaries or foreign equity method investments were included in Accumulated Other Comprehensive Loss and reflected in income upon sale or substantial liquidation of the investment. Gains or losses from foreign currency derivatives that hedged our short-term transactions and cost method investments were included in Other Income and (Expense), Net, and discounts or premiums on these contracts were included in income over the lives of the contracts. Gains or losses from identifiable foreign currency commitments were deferred and recognized in income when the future transaction occurred or at the time the transaction was no longer likely to occur. Interest rate swap agreements and interest rate caps and floors that qualified as hedges were accounted for under the accrual method. Under the accrual method, no amounts were recognized in our consolidated balance sheets related to the principal balances. The interest differential that was paid or received and the premiums related to caps and floors were recognized as adjustments to Interest Expense over the life of the agreements. Gains or losses on terminated agreements were recorded as an adjustment to the basis of the underlying liability and amortized over the original life of the agreement.

Recent Accounting Pronouncements

Business Combinations

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

Goodwill and Other Intangible Assets

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

The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change in the first quarter of 2002 resulting in a charge of $496 million, net of tax. This charge is comprised of $204 million ($203 million after-tax) for goodwill and $294 million ($293 million after-tax) for wireless licenses and goodwill of equity method investments and for other intangible assets. In accordance with SFAS No. 142, on January 1, 2002 we ceased amortizing existing goodwill (including goodwill recorded on our equity investments), acquired workforce intangible assets and wireless licenses which we determined have an indefinite life (see discussion below).

Wireless Licenses

In conjunction with the adoption of SFAS No. 142, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize certain radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

In light of these considerations, on January 1, 2002, amounts previously classified as goodwill, approximately $7.9 billion for the year ended December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, will no longer be recognized separately from wireless licenses. Amounts for 2001, 2000 and 1999 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recognized in the first quarter of 2002 a deferred tax liability of approximately $1.6 billion related to the difference in the tax basis versus book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on our results of operations. This reclassification and the methodology to be subsequently used to test wireless licenses for impairment under SFAS No. 142 as described in the next paragraph have been reviewed with the staff of the Securities and Exchange Commission.

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

Impact of SFAS No. 142

The following tables present the impact of SFAS No. 142 on reported income before extraordinary item and cumulative effect of accounting change, reported net income and earnings per share had the standard been in effect for the years ended December 31, 2001, 2000 and 1999:

----------------------------------------------------------------------------------------
(Dollars in Millions)                                           Year Ended December 31,
----------------------------------------------------------------------------------------
                                                              2001       2000     1999
                                                                              (Unaudited)
                                                          --------- --------- ----------
Reported income before extraordinary items and
 cumulative effect of accounting change                    $   590  $  10,810  $ 8,296
 Goodwill amortization                                          49         40       31
 Wireless licenses amortization                                334        263       38
                                                           -------  ---------  ---------
Adjusted net income                                        $   973  $  11,113  $ 8,365
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
----------------------------------------------------------------------------------------
                                                              2001       2000     1999
                                                                              (Unaudited)
                                                          --------- --------- ----------
Basic earnings per share                                   $   .22  $    3.98  $  3.03
 Goodwill amortization                                         .02        .01      .01
 Wireless licenses amortization                                .12        .10      .01
                                                           -------  ---------  ---------
Adjusted earnings per share - basic                        $   .36  $    4.09  $  3.05
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
----------------------------------------------------------------------------------------
                                                              2001       2000     1999
                                                                              (Unaudited)
                                                          --------- --------- ----------
Diluted earnings per share                                 $   .22  $    3.95  $  2.98
 Goodwill amortization                                         .02        .01      .01
 Wireless licenses amortization                                .12        .10      .01
                                                           -------  ---------  ---------
Adjusted earnings per share - diluted                      $   .36  $    4.06  $  3.00
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
(Dollars in Millions)                                            Year Ended December 31,
----------------------------------------------------------------------------------------
                                                              2001       2000     1999
                                                                              (Unaudited)
                                                          --------- --------- ----------
Reported net income                                        $   389  $  11,787  $ 8,260
 Goodwill amortization                                          49         40       31
 Wireless licenses amortization                                334        263       38
                                                           -------  ---------  ---------
Adjusted net income                                        $   772  $  12,090  $ 8,329
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
----------------------------------------------------------------------------------------
                                                              2001       2000     1999
                                                                              (Unaudited)
                                                          --------- --------- ----------
Basic earnings per share                                   $   .14  $    4.34  $  3.02
 Goodwill amortization                                         .02        .01      .01
 Wireless licenses amortization                                .12        .10      .01
                                                           -------  ---------  ---------
Adjusted earnings per share - basic                        $   .28  $    4.45  $  3.04
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
----------------------------------------------------------------------------------------
                                                              2001       2000     1999
                                                                              (Unaudited)
                                                          --------- --------- ----------
Diluted earnings per share                                 $   .14  $    4.31  $  2.97
 Goodwill amortization                                         .02        .01      .01
 Wireless licenses amortization                                .12        .10      .01
                                                           -------  ---------  ---------
Adjusted earnings per share - diluted                      $   .28  $    4.42  $  2.99
----------------------------------------------------------------------------------------

The preceding tables exclude $115 million ($.04 per share), $76 million ($.03 per share), $68 million ($.02 per share) for the years ended 2001, 2000 and 1999, respectively, related to amortization of goodwill and other intangible assets with indefinite lives of equity method investments.

Asset Retirement Obligations

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

--------------------------------------------------------------------------------
Note 2
--------------------------------------------------------------------------------

Accounting for the Impact of the September 11, 2001 Terrorist Attacks
--------------------------------------------------------------------------------

The terrorist attacks on September 11th resulted in considerable loss of life and property, as well as exacerbate weakening economic conditions. Verizon was not spared any of these effects, given our significant operations in New York and Washington, D.C.

The primary financial statement impact of the September 11th terrorist attacks pertains to Verizon's plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area and incurred costs, net of estimated insurance recoveries, totaling $285 million pretax ($172 million after-tax) as a result of the terrorist attacks.

Verizon's insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we accrued an estimated insurance recovery of approximately $400 million in 2001, of which approximately $130 million has been received. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

--------------------------------------------------------------------------------
Note 3
--------------------------------------------------------------------------------

Completion of Mergers
--------------------------------------------------------------------------------

On June 30, 2000, Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation
(GTE) completed a merger under a definitive merger agreement dated as of July 27, 1998. Upon closing of the merger, the combined company began doing business as Verizon. GTE shareowners received 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they owned. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes. As a result, we have restated our consolidated financial statements for all dates and periods prior to the merger to reflect the combined results of Bell Atlantic and GTE as of the beginning of the earliest period presented.

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

                                                                                                 (dollars in millions)
                                                                        Three Months Ended                 Year Ended
                                                                                 March 31,               December 31,
                                                                                      2000                       1999
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                             (Unaudited)
Bell Atlantic                                                  $                     8,534   $                 33,174
GTE                                                                                  6,100                     25,336
Conforming adjustments, reclassifications and eliminations                             (85)                      (316)
Accounting change                                                                      (17)                         -
                                                            -----------------------------------------------------------
Combined                                                       $                    14,532   $                 58,194
                                                            ===========================================================

Net Income
Bell Atlantic                                                  $                       731   $                  4,202
GTE                                                                                    807                      4,033
Conforming adjustments, reclassifications and eliminations                              19                         25
Accounting change                                                                      (42)                         -
                                                            -----------------------------------------------------------
Combined                                                       $                     1,515   $                  8,260
                                                            ===========================================================

The following table summarizes the pretax charges incurred for the Bell Atlantic-GTE merger. Amounts for 2001 and 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 pertain to the Bell Atlantic-NYNEX Corporation (NYNEX) merger, which was completed in August 1997.

                                                                                                (dollars in millions)
Years Ended December 31,                                   2001                       2000                      1999
----------------------------------------------------------------------------------------------------------------------
Direct Incremental Costs
Compensation arrangements                     $               -         $              210            $            -
Professional services                                         -                        161                         -
Shareowner-related                                            -                         35                         -
Registration, regulatory and other                            -                         66                         -
                                           ---------------------------------------------------------------------------
Total Direct Incremental Costs                                -                        472                         -
                                           ---------------------------------------------------------------------------

Employee Severance Costs                                      -                        584                         -
                                           ---------------------------------------------------------------------------

Transition Costs
Systems modifications                                       401                         99                       186
Branding                                                    112                        240                         1
Relocation, training and other                              526                        355                        18
                                           ---------------------------------------------------------------------------
Total Transition Costs                                    1,039                        694                       205
                                           ---------------------------------------------------------------------------
Total Merger-Related Costs                    $           1,039         $            1,750            $          205
                                           ===========================================================================

The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                             (dollars in millions)
                                                  1999                                       2000                            2001
              -------------------------------------------------------------------------------------------------------------------
                                         Asset                                    Asset                           Asset
               Beginning            Write-offs  End of  Charged to           Write-offs    End of            Write-offs    End of
                 of Year   Payments  and Other    Year     Expense  Payments  and Other      Year   Payments  and Other      Year
---------------------------------------------------------------------------------------------------------------------------------
Merger-Related
Direct
 incremental
 costs            $    4      $  (1)   $    (3) $    -     $   472   $  (469)    $    -   $     3    $    (3)  $      -   $     -
Employee
 severance
 costs               316        (35)       (15)    266         584      (120)       (68)      662       (310)        71       423
Other
 Initiatives
Video-related
 costs                 6         (2)        (4)      -           -         -          -         -          -          -         -
Write-down of
 fixed assets
 and real
 estate
 consolidation        23         (3)       (18)      2           -         -         (2)        -          -          -         -
Regulatory,
 tax and legal
 contingencies,
 and other
 special items       249         (4)       (40)    205           -       (14)       (73)      118          -        (10)      108
              -------------------------------------------------------------------------------------------------------------------
                  $  598      $ (45)   $   (80) $  473     $ 1,056   $  (603)    $ (143)  $   783    $  (313)  $     61   $   531
              ===================================================================================================================

Merger-Related Costs

Direct Incremental Costs

Direct incremental costs related to the Bell Atlantic-GTE merger of $472 million ($378 million after-tax) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger and payments to employees to satisfy contractual obligations triggered by the change in control. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. All of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2001.

Employee Severance Costs

Employee severance costs related to the Bell Atlantic-GTE merger of $584 million ($371 million after-tax), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of approximately 5,500 management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for GTE employees. Of these employees, approximately 5,200 were located in the United States and approximately 300 were located at various international locations. The separations either have or are expected to occur as a result of consolidations and process enhancements within our operating segments. Accrued postemployment benefit liabilities for those employees are included in our consolidated balance sheets as components of Other Current Liabilities and Employee Benefit Obligations. As of December 31, 2001, a total of approximately 5,400 employees have been separated with severance benefits in connection with the Bell Atlantic-GTE merger severance program and ongoing severance plans.

Employee severance costs related to the Bell Atlantic-NYNEX merger represented the benefit costs for the separation of approximately 3,100 management employees who were entitled to benefits under pre-existing separation pay plans. During 1999, 231 management employees were separated with severance benefits. There were no Bell Atlantic-NYNEX merger-related separations in 2000 and 2001. There was no remaining severance liability under this program as of December 31, 2000.

Transition Costs

In addition to the direct incremental merger-related and severance costs discussed above, we expect to incur a total of approximately $2 billion of transition costs related to the Bell Atlantic-GTE merger and the formation of the wireless joint venture. These costs will be incurred to integrate systems, consolidate real estate, and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger and the formation of the wireless joint venture were $1,039 million ($578 million after taxes and minority interest) in 2001 and $694 million ($316 million after taxes and minority interest) in 2000.

In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs similar in nature to the Bell Atlantic-GTE merger transition costs of $205 million ($126 million after-tax) in 1999.

Genuity

In accordance with the provisions of a Federal Communications Commission (FCC) order approving the merger of Bell Atlantic and GTE, in June 2000 Genuity Inc. (Genuity), formerly a wholly owned subsidiary of GTE, sold in a public offering 174 million of its Class A common shares, representing 100% of Genuity's issued and outstanding Class A common stock and 90.5% of its overall voting equity. The issuance resulted in cash proceeds to Genuity of $1.9 billion. GTE retained 100% of Genuity's Class B common stock, which currently represents 8.2% of the voting equity in Genuity and contains a contingent conversion feature.

In accordance with provisions of the FCC order, the sale transferred the majority ownership and control of Genuity to the Class A common stockholders and, accordingly, we deconsolidated our investment in Genuity effective June 30, 2000. In addition to the sale, we are also required to adhere to safeguards in the FCC's order that prohibit us from exercising influence over Genuity's operations. Therefore, we are accounting for our investment in Genuity using the cost method.

The Class B common stock's conversion rights are dependent on the percentage of certain of Verizon's access lines that are compliant with Section 271 of the Telecommunications Act of 1996 (Section 271). Under the FCC order, once we eliminate the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region access lines, we can transfer our Class B common stock to a disposition trustee for sale to one or more third parties. If we eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines, we can convert our Class B common stock into 800 million shares of Genuity's Class A common stock or Class C common stock, subject to the terms of the FCC order. This conversion feature expires if we do not eliminate the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region access lines by the fifth anniversary of the Bell Atlantic-GTE merger, subject to extension under certain circumstances. In addition, if we eliminate Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, we may require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where we have not eliminated those restrictions in order to bring those operations into compliance with Section 271 under certain circumstances. As of December 31, 2001, we have eliminated Section 271 restrictions as to more than 50% of the former Bell Atlantic in-region access lines.

For further information related to our investment in Genuity, see Note 10.

--------------------------------------------------------------------------------
Note 4
--------------------------------------------------------------------------------

Net Assets Held for Sale
--------------------------------------------------------------------------------

In December 2001, we agreed to sell Telecommunication Services Inc. (TSI), for approximately $800 million. The transaction closed on February 14, 2002.

During the third quarter of 2001, we announced that we were exploring the sale of approximately 1.2 million switched telephone access lines in Alabama, Kentucky and Missouri, and during the quarter we committed to sell those access lines. In October 2001, we agreed to sell all 675,000 of our access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) for $2.2 billion. The sale must be approved by the Missouri public service commission, the FCC and the U.S. Department of Justice (DOJ). The Alabama public service commission approved the sale in December 2001. We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002. Also in October 2001, we agreed to sell approximately 600,000 access lines in Kentucky to ALLTEL Corporation (ALLTEL) for $1.9 billion. The sale has been approved by the Kentucky public service commission, and remains subject to approval by the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002. The net assets pertaining to those access lines, principally plant, property and equipment of approximately $1.2 billion, are classified in the consolidated balance sheets as Net Assets Held for Sale as of December 31, 2001. At December 31, 2001, these access lines represent less than 2% of Verizon's total switched access lines in service.

--------------------------------------------------------------------------------
Note 5
--------------------------------------------------------------------------------

Sales of Assets, Net
--------------------------------------------------------------------------------

During 2001, we recognized net losses in operations related to sales of assets, impairments of assets held for sale and other charges. During 2000 and 1999, we recognized net gains related to sales of assets and impairments of assets held for sale. These net gains and losses are summarized as follows:

                                                                                          (dollars in millions)
Years Ended December 31,                           2001                        2000                       1999
--------------------------------------------------------------------------------------------------------------
                                  Pretax      After-tax       Pretax     After-tax      Pretax      After-tax
                               -------------------------------------------------------------------------------
Wireline property sales        $       -   $         -    $    3,051  $      1,856   $       -       $      -
Wireless overlap sales               (92)          (60)        1,922         1,156           -              -
Other, net                          (258)         (166)       (1,180)       (1,025)      1,379            819
                               -------------------------------------------------------------------------------
                               $    (350)  $      (226)   $    3,793  $      1,987   $   1,379       $    819
                               ===============================================================================

As required, gains on sales of wireless overlap properties that occurred prior to the closing of the Bell Atlantic-GTE merger are included in operating income and in the table above. Gains on sales of significant wireless overlap properties that occurred after the Bell Atlantic-GTE merger are classified as extraordinary items. See Note 7 for gains on sales of significant wireless overlap properties subsequent to the Bell Atlantic-GTE merger.

Wireline Property Sales

During 1998, GTE committed to sell approximately 1.6 million nonstrategic domestic access lines. During 2000, access line sales generated combined cash proceeds of approximately $4,903 million and $125 million in convertible preferred stock. The pretax gain on the sales was $3,051 million ($1,856 million after-tax).

Wireless Overlap Sales

A DOJ consent decree issued on December 6, 1999 required GTE Wireless, Bell Atlantic Mobile, Vodafone Group plc (Vodafone) and PrimeCo Communications (PrimeCo) to resolve a number of wireless market overlaps in order to complete the wireless joint venture and the Bell Atlantic-GTE merger. As a result, during April 2000 we completed a transaction with ALLTEL that provided for the exchange of former Bell Atlantic Mobile and GTE Wireless markets for several of ALLTEL's wireless markets. These exchanges were accounted for as purchase business combinations and resulted in combined pretax gains of $1,922 million ($1,156 million after-tax).

During 2001, we recorded a pretax gain of $80 million ($48 million after-tax) on the sale of the Cincinnati market and a pretax loss of $172 million ($108 million after-tax) related to the sale of the Chicago market.

Other Transactions

During 2001, we recorded charges totaling $258 million pretax ($166 million after-tax) related to exiting several businesses, including our video business and some leasing activities.

During 2000, we recorded charges related to the write-down of certain impaired assets and other charges of $1,180 million pretax ($1,025 million after-tax), as follows:

                                                                                   (dollars in millions)
Year Ended December 31, 2000                                              Pretax               After-tax
----------------------------------------------------------------------------------------------------------
Airfone and Video impairment                                    $            566        $            362
CLEC impairment                                                              334                     218
Real estate consolidation and other merger-related charges                   220                     142
Deferred taxes on contribution to the wireless joint venture                   -                     249
Other, net                                                                    60                      54
                                                              --------------------------------------------
                                                                $          1,180        $          1,025
                                                              ============================================

In connection with our decisions to exit the video business and Airfone (a company involved in air-to-ground communications), in the second quarter of 2000 we recorded an impairment charge to reduce the carrying value of these investments to their estimated net realizable value.

The competitive local exchange carrier (CLEC) impairment primarily relates to the revaluation of assets and the accrual of costs pertaining to certain long-term contracts due to strategic changes in our approach to offering bundled services both in and out of franchise areas. The revised approach to providing such services resulted, in part, from post-merger integration activities and acquisitions.

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

During 1999, we sold substantially all of GTE Government Systems to General Dynamics Corporation for $1 billion in cash. The pretax gain on the sale was $754 million ($445 million after-tax). In addition, during 1999, we recorded a net pretax gain of $112 million ($66 million after-tax), primarily associated with the sale of the remaining major division of GTE Government Systems to DynCorp. The 1999 year-to-date net gains for asset sales also include a pretax gain of $513 million ($308 million after-tax) associated with the merger of BC TELECOM Inc. (BC TELECOM) and TELUS Corporation during the first quarter of 1999.

--------------------------------------------------------------------------------
Note 6
--------------------------------------------------------------------------------

Other Strategic Actions
--------------------------------------------------------------------------------

During the fourth quarter of 2001, we recorded a special charge of $1,613 million ($1,001 million after-tax) primarily associated with employee severance costs and related pension enhancements. The charge included severance and related benefits of $765 million ($477 million after-tax), as recorded under SFAS No. 112, for the voluntary and involuntary separation of approximately 10,000 employees. We also included a charge of $848 million ($524 million after-tax) recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which includes pension enhancements of $813 million ($504 million after-tax) and pension settlement losses of $35 million ($20 million after-tax), relating to lump sum settlements of some existing pension obligations.

In 2001, we recorded a pretax charge of $672 million ($663 million after-tax) primarily relating to our investment in CTI Holdings, S.A. (CTI), our cellular subsidiary in Argentina. Given the current status of the Argentinean economy, the recent devaluation of the Argentinean peso as well as future economic prospects, including a worsening of the recession, we recorded an estimated loss of $637 million ($637 million after-tax) based on CTI's current financial position and revised expected results of operations. This loss was an estimation since the Argentinean economy deteriorated very rapidly at year-end and is continuing to reflect instability. This estimated loss may not be sufficient when our assessment of the economic impact on CTI, as well as the structure and nature of our continuing involvement in CTI, is completed. We also recorded a loss of $35 million ($26 million after-tax) related to international losses.

In 2000, we recorded a pretax charge of $50 million ($50 million after-tax) associated with our share of costs incurred at two of our international equity investees to complete employee separation programs.

Other charges and special items recorded during 2001 include asset impairments related to property sales and facility consolidation of $151 million ($95 million after-tax).

Other charges and special items recorded during 2000 included the write-off of our investment in NorthPoint Communications Corp. (NorthPoint) of $155 million ($153 million after-tax) as a result of the deterioration in NorthPoint's business, operations and financial condition.

Other charges and special items in 2000 also included the cost of disposing or abandoning redundant assets and discontinued system development projects in connection with the Bell Atlantic-GTE merger of $287 million ($175 million after-tax), regulatory settlements of $98 million ($61 million after-tax) and other asset write-downs of $416 million ($290 million after-tax).

During 1999, we recorded a special charge of $192 million ($119 million after-tax) associated with employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees. The programs were completed in early April 1999, as planned, consistent with the original cost estimates.

--------------------------------------------------------------------------------
Note 7
--------------------------------------------------------------------------------

Extraordinary Items
--------------------------------------------------------------------------------

During 2001, we retired $726 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $29 million ($19 million after-tax).

In June 2000, we entered into a series of definitive sale agreements to resolve service area conflicts prohibited by FCC regulations as a result of the Bell Atlantic-GTE merger (see Note 5). These agreements, which were pursuant to the consent decree issued for the merger, enabled both the formation of Verizon Wireless and the closing of the merger. Since the sales were required pursuant to the consent decree and occurred after the merger, the gains on sales were recorded net of taxes as Extraordinary Items in the consolidated statements of income.

During the second half of 2000, we completed the sale of the Richmond (former PrimeCo) wireless market to CFW Communications Company in exchange for two wireless rural service areas in Virginia and cash. The sale resulted in a pretax gain of $184 million ($112 million after-tax). In addition, we completed the sales of the consolidated markets in Washington and Texas and unconsolidated interests in Texas (former GTE) to SBC Communications. The sales resulted in a pretax gain of $886 million ($532 million after-tax). Also, we completed the sale of the San Diego (former GTE) market to AT&T Wireless. The sale resulted in a pretax gain of $304 million ($182 million after-tax). In 2000, we also completed the sale of the Houston (former PrimeCo) wireless overlap market to AT&T Wireless, resulting in a pretax gain of $350 million ($213 million after-tax).

During 2000, we retired $190 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $19 million ($12 million after-tax).

During the first quarter of 1999, we repurchased $338 million of high-coupon debt through a public tender offer prior to stated maturity, resulting in a pretax extraordinary charge of $46 million ($30 million after-tax). During the second quarter of 1999, we recorded a pretax extraordinary charge of $10 million ($6 million after-tax) associated with the early extinguishment of debentures of our telephone subsidiaries.

--------------------------------------------------------------------------------
Note 8
--------------------------------------------------------------------------------

Wireless Joint Venture
--------------------------------------------------------------------------------

On April 3, 2000, Verizon and Vodafone consummated the previously announced agreement to combine U.S. wireless and paging operations. Vodafone contributed its U.S. wireless operations, including its interest in PrimeCo, to an existing Bell Atlantic partnership in exchange for a 65.1% economic interest in the partnership. Bell Atlantic retained a 34.9% economic interest and control pursuant to the terms of the partnership agreement. We accounted for this transaction as a purchase business combination. The total consideration for the U.S. wireless operations of Vodafone was approximately $34 billion, resulting in increases in intangible assets of approximately $31 billion, minority interest of approximately $21 billion and debt of approximately $4 billion included in the consolidated balance sheets. Since the acquisition was effected through the issuance of partnership interests, the $4,271 million after-tax gain on the transaction was reported as an adjustment to contributed capital in accordance with our accounting policy for recording gains on the issuance of subsidiary stock. The appraisal and the allocation of the purchase price to the tangible and identifiable intangible assets were completed in the fourth quarter of 2000. A substantial portion of the excess purchase price over the tangible assets acquired was identified with wireless licenses, which will be amortized over a period up to 40 years since they are renewable on an indefinite basis, and therefore, have an indefinite life. We are currently evaluating the appropriate accounting for our wireless licenses in connection with our adoption of SFAS No. 142.

In July 2000, following the closing of the Bell Atlantic-GTE merger, interests in GTE's U.S. wireless operations were contributed to Verizon Wireless in exchange for an increase in our economic ownership interest to 55%. This transaction was accounted for as a transfer of assets between entities under common control and, accordingly, was recorded at the net book value of the assets contributed.

The following represents Verizon's historical results for 1999 adjusted to include the wireless joint venture on a pro forma basis comparable with 2000 results. No other pro forma adjustments were made to the historical results.

                                  (dollars in millions, except per share amount)
--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
Note 9
--------------------------------------------------------------------------------

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

The following table shows certain summarized information related to our investments in marketable securities:

                                                                Gross             Gross
                                                           Unrealized        Unrealized             Fair
(dollars in millions)                            Cost           Gains            Losses            Value
--------------------------------------------------------------------------------------------------------
At December 31, 2001
Investments in unconsolidated businesses    $   1,337       $    578       $       (80)    $       1,835
Other assets                                      243             26                 -               269
                                            ------------------------------------------------------------
                                            $   1,580       $    604       $       (80)    $       2,104
                                            ============================================================
At December 31, 2000
Investments in unconsolidated businesses    $   4,529       $    559       $    (1,542)    $       3,546
Other assets                                    1,326             29              (241)            1,114
                                            ------------------------------------------------------------
                                            $   5,855       $    588       $    (1,783)    $       4,660
                                            ============================================================

Prior to 2001, we considered the declines in the market values of our marketable securities investments to be temporary, due principally to the overall weakness in the securities markets as well as telecommunications sector share prices. However, during 2001, we recognized a pretax loss of $4,686 million ($3,607 million after-tax) in Income (Loss) From Unconsolidated Businesses in the consolidated statements of income primarily relating to our investments in Cable & Wireless plc (C&W), NTL Incorporated (NTL) and Metromedia Fiber Network, Inc.
(MFN). We determined, through the evaluations described in Note 1, that market value declines in these investments during 2001 were considered other than temporary. (See Note 10 for more information on these and other of our investments in unconsolidated businesses.)

During 2000, we recognized a pretax gain of $3,088 million ($1,941 million after-tax) related to the restructuring of our equity investment in Cable & Wireless Communications plc (CWC). In exchange for our equity investment in CWC, we received shares of C&W and NTL. In 2000, half of our shares in MFN were restricted and carried at cost. In 2001, those shares became unrestricted and all of our MFN shares were recorded at fair value. (See Note 10.)

The unrealized gains on marketable securities at December 31, 2001 and 2000 relate primarily to our investment in Telecom Corporation of New Zealand Limited
(TCNZ).

Certain other investments in securities that we hold are not adjusted to market values because those values are not readily determinable and/or the securities are not marketable. We have, however, adjusted the carrying values of these securities in situations where we believe declines in value below cost were other than temporary. During 2001, we recognized a pretax loss of $1,251 million ($1,251 million after-tax) in Income (Loss) From Unconsolidated Businesses in the consolidated statements of income relating to our investment in Genuity (see
Note 10). The carrying values for investments not adjusted to market value were $1,558 million at December 31, 2001 and $3,071 million at December 31, 2000.

--------------------------------------------------------------------------------
Note 10
--------------------------------------------------------------------------------

Investments in Unconsolidated Businesses
--------------------------------------------------------------------------------
Our investments in unconsolidated businesses are comprised of the following:

                                                              (dollars in millions)
                                                  2001                        2000
At December 31,           Ownership         Investment   Ownership      Investment
----------------------------------------------------------------------------------
Equity Investees
CANTV                          28.5%      $      1,869        28.5%    $     1,901
Omnitel                        23.1              1,574        23.1           1,300
TELUS                          23.7              1,363        22.0           1,258
TELPRI                         40.0                446        40.0             427
Other                       Various              1,560     Various           1,622
                                          ------------                 -----------
  Total equity investees                         6,812                       6,508
                                          ------------                 -----------
Cost Investees
Genuity                         8.2              1,264         9.5           2,515
C&W                             4.6                634         4.6           1,706
NTL                             8.9                  -         9.1             586
TCNZ                           21.5                840        24.9             912
MFN                             6.6                230         9.9             622
Other                       Various                422     Various             266
                                          ------------                 -----------
  Total cost investees                           3,390                       6,607
                                          ------------                 -----------
Total                                     $     10,202                 $    13,115
                                          ============                ============

Dividends received from investees amounted to $244 million in 2001, $215 million in 2000 and $336 million in 1999.

Equity Investees

CANTV

Compania Anonima Nacional Telefonos de Venezuela (CANTV) is the primary provider of local telephone service and national and international long-distance service in Venezuela. CANTV also provides wireless, Internet-access and directory advertising services. At December 31, 2001 and 2000, our investment in CANTV included unamortized goodwill, which is being amortized on a straight-line basis over a period of 40 years, of $673 million and $715 million, respectively.

In October 2001, shareholders of CANTV approved an extraordinary dividend of approximately $550 million, to be paid in two installments in December 2001 and March 2002, and a share repurchase program of up to 15% of CANTV's shares. During December 2001, we received approximately $167 million from the repurchase program and $85 million in dividends.

Omnitel

Omnitel Pronto Italia S.p.A. (Omnitel) operates a cellular mobile telephone network in Italy. Goodwill related to this investment totals $995 million which is being amortized on a straight-line basis over a period of 25 years. At December 31, 2001 and 2000, remaining goodwill was approximately $703 million and $779 million, respectively.

TELUS

Prior to 1999, we had a 50.8% ownership interest in BC TELECOM, a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form TELUS Corporation (TELUS). Our ownership interest in TELUS at the time of the merger was approximately 26.7%. Accordingly, we changed the accounting for our investment from consolidation to the equity method effective January 1, 1999.

On October 20, 2000, TELUS acquired 98.5% of Clearnet Communications Inc., a leading Canadian wireless company through the issuance of non-voting TELUS shares, creating Canada's largest wireless company in terms of annual revenue. The issuance of additional TELUS shares diluted Verizon's interest in TELUS from 26.7% to approximately 22.0%.

At December 31, 2001 and 2000, our investment in TELUS included unamortized goodwill of $55 million and $345 million, respectively, which we are amortizing on a straight-line basis over a period of 20 years.

TELPRI

In March 1999, we completed our 40% investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI), which provides local, wireless, long-distance, paging, and Internet-access services in Puerto Rico. At December 31, 2001 and 2000, our investment in TELPRI included unamortized goodwill, which is being amortized on a straight-line basis over a period of 25 years, of $206 million and $211 million, respectively.

On January 25, 2002, Verizon exercised its option to purchase an additional 12% of TELPRI common stock, from PRTA Holdings Corporation, an entity of the government of Puerto Rico. Verizon obtained the option as part of the March 1999 TELPRI privatization. We now hold 52% of

TELPRI stock, up from 40%. As a result, Verizon changed the accounting for its investment in Puerto Rico from equity method to full consolidation, effective January 1, 2002.

Other Equity Investees

We also have international wireless investments in the Czech Republic, Slovakia, Greece, Taiwan and Indonesia. These investments are in joint ventures to build and operate cellular networks in these countries. We also have an investment in a company in the Philippines which provides telecommunications services in some regions of that country. The remaining investments include wireless partnerships in the U.S., real estate partnerships, publishing joint ventures, and several other domestic and international joint ventures.

Cost Investees

Some of our cost investments are carried at their current market value, principally our investment in TCNZ, as described below. Other cost investments are carried at their original cost, except in cases where we have determined that a decline in the estimated market value of an investment is other than temporary as described in Note 9.

Genuity

In June 2000, Genuity, which had formerly been a wholly owned subsidiary, issued common stock through an initial public offering. As a result, our common stock voting interest was reduced, and is at a current level of 8.2%. As we no longer have the ability to exercise significant influence over operating and financial policies of Genuity, we changed the accounting for our investment from full consolidation of its financial results to the cost method. The FCC required the sale as a condition of the Bell Atlantic-GTE merger (see Note 3).

Genuity's revenues for the first six months of 2000, the period prior to deconsolidation, were $529 million and its net loss was $281 million. Genuity's revenues and net loss for the period from July 1, 2000 to December 31, 2000 were $621 million and $513 million, respectively. For the year ended December 31, 2001, Genuity's revenues and net loss were $1,221 million and $3,960 million respectively. Genuity's results of operations after June 30, 2000 are not included in our results, consistent with the cost method of accounting.

If, in the future, we meet the criteria necessary to exercise our conversion right and regain control of Genuity, we would be required by generally accepted accounting principles to restate our financial results to include our share of Genuity's losses.

During 2001, we recorded a pretax charge of $1,251 million ($1,251 million after-tax) related to our cost investment in Genuity. The charge was necessary because we determined that the decline in the estimated fair value of Genuity was other than temporary. Our investment in Genuity is not considered a marketable security given its unique characteristics and the associated contingent conversion right (see Note 3 for additional information). However, we estimated fair value based on the number of shares of Genuity we would own, assuming the exercise of the contingent conversion right, and the market value of Genuity common stock.

C&W/NTL

Prior to 2000, we transferred our interests in cable television and telecommunications operations in the United Kingdom to CWC in exchange for an 18.5% ownership interest in CWC, an international telecommunications service provider. In May 2000, C&W, NTL and CWC completed a restructuring of CWC. Under the terms of the restructuring, CWC's consumer cable telephone, television and Internet operations were separated from its corporate, business, Internet protocol and wholesale operations. Once separated, the consumer operations were acquired by NTL and the other operations were acquired by C&W. In connection with the restructuring, we, as a shareholder in CWC, received shares in the two acquiring companies, representing approximately 9.1% of the NTL shares outstanding at the time and approximately 4.6% of the C&W shares outstanding at the time. Based on this level of ownership, our investments in NTL and C&W are accounted for under the cost method. See Note 9 for information regarding a gain on the restructuring of CWC and declines in market value considered other than temporary.

TCNZ

TCNZ is the principal provider of telecommunications services in New Zealand. In 1998, we issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003. The notes were exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning September 1, 1999. As of December 31, 2001, $8,000 in principal amount of notes has been delivered for exchange. See Note 14 for additional information on the TCNZ exchangeable notes.

Agreement with MFN

On March 6, 2000, we invested approximately $1.7 billion in MFN, a domestic and international provider of dedicated fiber optic networks in major metropolitan markets. This investment included $715 million to acquire approximately 9.5% of the equity of MFN through the purchase of newly issued shares at $14 per share (after two-for-one stock split). We also purchased approximately $975 million in subordinated debt securities convertible at our option, upon receipt of necessary government approvals, into MFN common stock at a conversion price of $17 per share (after two-for-one stock split) or an additional 9.6% of the equity of MFN. This investment completed a portion of our previously announced agreement, as amended, with MFN, which included the acquisition of approximately $350 million of long-term capacity on MFN's fiber optic networks, beginning in 1999 through 2002. Of the $350 million, $35 million was paid in November 1999, $105 million was paid in October 2000 and $95 million was paid in 2001. However, in 2001 we renegotiated several significant terms of our MFN investment and commitments, in connection with a new financing arrangement. We purchased an additional $50 million of subordinated convertible notes, that are convertible into MFN common stock at a conversion price of $.53 per share. This new financing arrangement also repriced $500 million of the subordinated convertible notes purchased in 2000 at a conversion price of $3 per share (from $17 per share). Furthermore, the remaining obligations under the long-term capacity agreement of $115 million will be satisfied through purchases in the amount of $90 million in 2002, $10 million in 2003 and 2004, and $5 million in 2005. See
Note 9 for information regarding declines in market value considered other than temporary.

Other Cost Investees

Other cost investments include a variety of domestic and international investments primarily involved in providing telecommunication services.

--------------------------------------------------------------------------------
Note 11
--------------------------------------------------------------------------------

Minority Interest
--------------------------------------------------------------------------------

Minority interests in equity of subsidiaries were as follows:

                                                          (dollars in millions)
At December 31,                                       2001                2000
--------------------------------------------------------------------------------
Minority interests in consolidated
  subsidiaries:
    Wireless joint venture (see Note 8)        $    21,243         $    20,894
    Cellular partnerships and other                    329                 489
    Iusacell (39.4% and 37.2%)                         234                 132
    CTI Holdings, S.A. (65.3% and 59.5%)               124                 103
Preferred securities issued by subsidiaries            219                 212
                                             -----------------------------------
                                               $    22,149         $    21,830
                                             ===================================

Iusacell

Iusacell is a wireless telecommunications company in Mexico. Since we control its board of directors, we consolidate Iusacell. Through March 2001, Peralta Group was another large shareholder of Iusacell. Under an agreement dated February 22, 1999, the Peralta Group could have required us to purchase from it approximately 517 million Iusacell shares for $.75 per share, or approximately $388 million in the aggregate, by giving notice of exercise between November 15 and December 15, 2001. However, in April 2001, Peralta Group sold its 34.5% interest in Iusacell to Vodafone and is no longer a principal shareholder, which invalidated the share agreements we had with the Peralta Group.

In November 2001, Iusacell completed a $100 million rights offering to holders of outstanding stock. We purchased a prorata interest for $37.2 million, Vodafone purchased a prorata interest for $34.5 million and the public purchased $18.9 million. Verizon purchased the additional shares the public elected not to purchase for $9.4 million. As a result of this transaction, our ownership percentage in Iusacell increased to 39.4% in 2001.

CTI

CTI provides wireless services in Argentina. During 2001, we purchased additional equity in CTI through equity contributions, which increased our ownership percentage to 65.3%. See Note 6 for additional information pertaining to a charge recorded in 2001 relating to our interest in CTI.

--------------------------------------------------------------------------------
Note 12
--------------------------------------------------------------------------------

Plant, Property and Equipment
--------------------------------------------------------------------------------

The following table displays the details of plant, property and equipment, which is stated at cost:

                                                          (dollars in millions)
At December 31,                                       2001                2000
--------------------------------------------------------------------------------
Land                                           $       850         $       805
Buildings and equipment                             13,285              12,258
Network equipment                                  132,035             124,779
Furniture, office and data processing
  equipment                                         15,568              12,720
Work in progress                                     1,970               2,480
Leasehold improvements                               1,516               1,563
Other                                                4,362               4,352
                                             -----------------------------------
                                                   169,586             158,957
Accumulated depreciation                           (95,167)            (89,453)
                                             -----------------------------------
Total                                          $    74,419         $    69,504
                                             ===================================

--------------------------------------------------------------------------------
Note 13
--------------------------------------------------------------------------------

Leasing Arrangements
--------------------------------------------------------------------------------

As Lessor

We are the lessor in leveraged and direct financing lease agreements under which commercial aircraft and power generating facilities, which comprise the majority of the portfolio, along with industrial equipment, real estate property, telecommunications and other equipment are leased for remaining terms of 1 to 46 years as of December 31, 2001. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since we have no general liability for this debt, which holds a senior security interest in the leased equipment and rentals, the related principal and interest have been offset against the minimum lease payments receivable in accordance with generally accepted accounting principles. All recourse debt is reflected in our consolidated balance sheets.

Finance lease receivables, which are included in Prepaid Expenses and Other and Other Assets in our consolidated balance sheets are comprised of the following:

                                                                                                             (dollars in millions)
At December 31,                                                               2001                                           2000
----------------------------------------------------------------------------------------------------------------------------------
                                                             Direct                                          Direct
                                           Leveraged        Finance                       Leveraged         Finance
                                              Leases         Leases          Total           Leases          Leases         Total
----------------------------------------------------------------------------------------------------------------------------------
Minimum lease payments receivable     $        3,645    $       321    $     3,966    $       3,625    $        437   $     4,062
Estimated residual value                       2,499             42          2,541            2,459              53         2,512
Unearned income                               (2,355)           (47)        (2,402)          (2,374)            (66)       (2,440)
                                    ----------------------------------------------------------------------------------------------
                                      $        3,789    $       316          4,105    $       3,710    $        424         4,134
                                    ================================                 ===============================
Allowance for doubtful accounts                                                (53)                                           (46)
                                                                      --------------                                 -------------
Finance lease receivables, net                                         $     4,052                                    $     4,088
                                                                      --------------                                 -------------
Current                                                                $        71                                    $       126
                                                                      --------------                                 -------------
Noncurrent                                                             $     3,981                                    $     3,962
                                                                      ==============                                 =============

Accumulated deferred taxes arising from leveraged leases, which are included in Deferred Income Taxes, amounted to $3,079 million at December 31, 2001 and $2,942 million at December 31, 2000.

As Lessor

The following table is a summary of the components of income from leveraged leases:

                                                          (dollars in millions)
Years Ended December 31,                     2001          2000           1999
--------------------------------------------------------------------------------
Pretax lease income                      $     64      $    135       $    138
Income tax expense/(benefit)                  (32)           46             49
Investment tax credits                          3             3              2

The future minimum lease payments to be received from noncancelable leases, net of nonrecourse loan payments related to leveraged and direct financing leases in excess of debt service requirements, for the periods shown at December 31, 2001, are as follows:

                                                           (dollars in millions)
Years                                 Capital Leases           Operating Leases
--------------------------------------------------------------------------------
2002                             $               192           $             44
2003                                             155                         31
2004                                             123                         27
2005                                             145                         23
2006                                              97                         20
Thereafter                                     3,254                         62
                                ------------------------------------------------
Total                            $             3,966           $            207
                                ================================================

As Lessee

We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense under operating leases amounted to $1,282 million in 2001, $1,052 million in 2000 and $1,008 million in 1999.

Capital lease amounts included in plant, property and equipment are as follows:

                                                         (dollars in millions)
At December 31,                                    2001                  2000
--------------------------------------------------------------------------------
Capital leases                               $      482            $      283
Accumulated amortization                           (263)                 (165)
                                           -------------------------------------
Total                                        $      219            $      118
                                           =====================================

The aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2001, are as follows:

                                                                          (dollars in millions)
Years                                                     Capital Leases      Operating Leases
-----------------------------------------------------------------------------------------------
2002                                                      $           71      $           723
2003                                                                  67                  655
2004                                                                  84                  612
2005                                                                  29                  566
2006                                                                  23                  695
Thereafter                                                            99                2,226
                                                       ----------------------------------------
Total minimum rental commitments                                     373      $         5,477
                                                                           ====================
Less interest and executory costs                                    (94)
                                                       ------------------
Present value of minimum lease payments                              279
Less current installments                                            (50)
                                                       ------------------
Long-term obligation at December 31, 2001                 $          229
                                                       ==================

As of December 31, 2001, the total minimum sublease rentals to be received in the future under noncancelable operating and capital subleases were $187 million and $6 million, respectively.

--------------------------------------------------------------------------------
Note 14
--------------------------------------------------------------------------------

Debt
--------------------------------------------------------------------------------
Debt Maturing Within One Year

Debt maturing within one year is as follows:

                                                                                  (dollars in millions)
At December 31,                                                         2001                      2000
-------------------------------------------------------------------------------------------------------
Notes payable
  Commercial paper                                              $     12,781               $    12,659
  Bank loans                                                              39                       151
  Short-term notes                                                        12                       209
Long-term debt maturing within one year                                5,837                     1,819
                                                              -----------------------------------------
Total debt maturing within one year                             $     18,669               $    14,838
                                                              =========================================
Weighted-average interest rates for notes
  payable outstanding at year-end                                        2.1%                      6.5%

Capital expenditures (primarily construction of telephone plant) are partially financed, pending long-term financing, through bank loans and the issuance of commercial paper payable within 12 months.

At December 31, 2001, we had approximately $7.9 billion of unused bank lines of credit. Certain of these lines of credit contain requirements for the payment of commitment fees.

Assets of Iusacell and CTI, totaling approximately $1,427 million and $747 million, respectively, at December 31, 2001, are subject to lien under credit facilities with certain bank lenders, equipment suppliers and other financial institutions.

Long-Term Debt

Outstanding long-term debt obligations are as follows:


                                                                                                            (dollars in millions)
At December 31,                                                          Interest Rates %    Maturities         2001        2000
---------------------------------------------------------------------------------------------------------------------------------
Notes payable                                                                  1.93-18.75   2002 - 2030   $   18,377  $   10,667

Telephone subsidiaries - debentures and first/refunding mortgage bonds          2.00-7.00   2002 - 2041       11,408       9,574
                                                                                7.13-7.75   2002 - 2033        3,590       3,990
                                                                                7.85-9.67   2009 - 2031        2,383       2,817

Other subsidiaries - debentures and other                                      6.36-14.00   2002 - 2028        5,062       5,558

Zero-coupon convertible notes, net of unamortized discount of $2,386           3.0% yield       2021           3,056           -

Employee stock ownership plan loans:
  GTE guaranteed obligations                                                      9.73          2005             311         388
  NYNEX debentures                                                                9.55          2010             230         256

Capital lease obligations (average rate 9.4% and 9.4%) and other
  lease-related debt (average rate 4.8% and 4.8%)                                                              1,392       1,337

Exchangeable notes, net of unamortized discount of $146 and $180                4.25-5.75   2003 - 2005        5,744       5,710

Revolving loans expected to be refinanced on a long-term basis                    6.86                             -       4,120

Property sale holdbacks held in escrow and other                                4.86-6.00   2002 - 2003           39          13

Unamortized discount, net of premium                                                                             (98)       (120)
                                                                                                         ------------------------
Total long-term debt, including current maturities                                                            51,494      44,310
Less maturing within one year                                                                                 (5,837)     (1,819)
                                                                                                         ------------------------
Total long-term debt                                                                                      $   45,657  $   42,491
                                                                                                         ========================

Telephone Subsidiaries' Debt

The telephone subsidiaries' debentures outstanding at December 31, 2001 include $1,542 million that are callable. The call prices range from 100% to 106% of face value, depending upon the remaining term to maturity of the issue. All of our refunding mortgage bonds of $305 million are also callable as of December 31, 2001. Our first mortgage bonds also include $18 million that are callable as of December 31, 2001. Also, our notes payable includes a senior note of $11 million that is callable as of December 31, 2001. The call price for this security is 101.4% of face value. Of this total callable amount of $1,876 million, $1,536 million was called subsequent to December 31, 2001. In addition, our telephone subsidiaries' long-term debt includes $350 million that will become redeemable in 2002 at the option of the holders. The redemption prices will be 100.0% of face value plus accrued interest. Refunding mortgage bonds and first mortgage bonds of $636 million are secured by certain telephone operations assets.

Zero-Coupon Convertible Notes

In May 2001, Verizon Global Funding Corp. (Verizon Global Funding) issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021, resulting in gross proceeds of approximately $3 billion. The notes are convertible into shares of our common stock at an initial price of $69.50 per share if the closing price of Verizon common stock on the New York Stock Exchange exceeds specified levels or in other specified circumstances. The conversion price increases by at least 3% a year. The initial conversion price represents a 25% premium over the May 8, 2001 closing price of $55.60 per share. There are no scheduled cash interest payments associated with the notes. The zero-coupon convertible notes are callable by Verizon Global Funding on or after May 15, 2006. In addition, the notes are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016.

Exchangeable Notes

In 1998, Verizon Global Funding issued $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 (TCNZ exchangeable notes). The TCNZ exchangeable notes are exchangeable into 437.1 million ordinary shares of TCNZ stock at the option of the holder, beginning on September 1, 1999. The exchange price was established at a 20% premium to the TCNZ share price at the pricing date of the offering. Upon exchange by investors, we retain the option to settle in cash or by delivery of TCNZ shares. During the period from April 1, 2001 to March 31, 2002, the TCNZ exchangeable notes are callable at our option at 102.3% of the principal amount and, thereafter and prior to maturity at 101.15%. As of December 31, 2001, $8,000 in principal amount of notes has been delivered for exchange.

Also in 1998, Verizon Global Funding issued $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 (CWC exchangeable notes). When issued, the CWC exchangeable notes were exchangeable into 277.6 million ordinary shares of CWC stock at the option of the holder beginning on July 1, 2002. The exchange price was established at a 28% premium to the CWC share price at the pricing date of the offering. The CWC exchangeable notes were issued at a discount, and as of December 31, 2001 and December 31, 2000, the notes had a carrying value of $3,289 million and $3,255 million, respectively. In connection with a restructuring of CWC described in Note 10, the CWC exchangeable notes are now exchangeable into 128.4 million shares of C&W and 24.5 million shares of NTL. The CWC exchangeable notes are redeemable at our option, beginning September 15, 2002, at escalating prices from 104.2% to 108.0% of the principal amount. If the CWC exchangeable notes are not called or exchanged prior to maturity, they will be redeemable at 108.0% of the principal amount at that time.

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

At December 31, 2001 and 2000, the exchange price exceeded the combined value of the C&W and NTL share prices, resulting in the notes recorded at their amortized carrying value with no mark-to-market adjustments. The decrease in the debt obligation since December 31, 1999 of $664 million was recorded as an increase to income in 2000 ($431 million after-tax). For 1999, the CWC share price exceeded the exchange price and we recorded an increase in the carrying value of the CWC exchangeable notes of $664 million and a corresponding charge to income ($432 million after-tax). As of December 31, 2001, we have recorded no mark-to-market adjustments for the TCNZ exchangeable notes.

Support Agreements

All of Verizon Global Funding's debt has the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $19,591 million at December 31, 2001. The carrying value of the available assets reflected in our consolidated financial statements was approximately $66.0 billion at December 31, 2001.

Refinancing of Short-Term Debt

As of December 31, 2000, Verizon had the ability and intent to extend $4,120 million of short-term revolving loans beyond one year. Consequently, this debt was reclassified to Long-Term Debt in the consolidated balance sheets. As of December 31, 2001, these revolving loans have been replaced with other floating and fixed rate long-term debt.

Maturities of Long-Term Debt

Maturities of long-term debt outstanding at December 31, 2001 are $5.8 billion in 2002, $6.0 billion in 2003, $5.4 billion in 2004, $5.8 billion in 2005, $4.3 billion in 2006 and $24.2 billion thereafter. These amounts include the redeemable debt at the earliest redemption dates.

--------------------------------------------------------------------------------
Note 15
--------------------------------------------------------------------------------

Financial Instruments
--------------------------------------------------------------------------------

Derivatives - Effective January 1, 2001

We adopted the provisions of SFAS No. 133 effective January 1, 2001. The initial impact of adoption of SFAS No. 133 on our consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $182 million to current earnings and income of $110 million to other comprehensive income (loss). The recognition of assets and liabilities was immaterial to our financial position. The ongoing effect of SFAS No. 133 on our consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the year ended December 31, 2001, we recorded a charge to current earnings of $182 million and a loss of $43 million to other comprehensive income
(loss).

Interest Rate Risk Management

We have entered into domestic interest rate swaps, to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on LIBOR. These swaps hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The ineffective portions of these hedges at January 1, 2001 and December 31, 2001 were immaterial to our operating results.

Foreign Exchange Risk Management

Our foreign exchange risk management includes the use of foreign currency forward contracts and cross currency interest rate swaps with foreign currency forwards. These contracts are typically used to hedge short-term foreign currency transactions and commitments, or to offset foreign exchange gains or losses on the foreign currency obligations and are designated as cash flow hedges. The contracts have maturities ranging from approximately one month to four years. We record these contracts at fair value as assets or liabilities and the related gains or losses are deferred in shareowners' investment as a component of other comprehensive income (loss). We have recorded $43 million in other comprehensive losses at December 31, 2001.

Other Derivatives

Conversion Option

In 2001 and 2000, we invested a total of approximately $1.7 billion in MFN (see
Note 10 for additional information), including $1,025 million in convertible debt securities. The conversion options on the MFN debt securities have, as their underlying risk, changes in the MFN stock price. This risk is not clearly and closely related to the change in interest rate risk underlying the debt securities. Under SFAS No. 133 we are required to separate the conversion options, considered embedded derivatives, from the debt securities in order to account for changes in the fair value of the conversion options separately from changes in the fair value of the debt securities. The debt securities will retain their classification as available-for-sale with any temporary changes to fair value being recorded to other comprehensive income (loss). The fair value of the conversion options are recognized as assets in our balance sheet and we record the mark-to-market adjustment in current earnings. The fair value of the debt securities and the conversion options are recorded in Investments in Unconsolidated Businesses in the consolidated balance sheets.

A net charge of $186 million related to the conversion options was included as part of the cumulative effect of the accounting change recorded on January 1, 2001. A net charge of $163 million was recorded as a mark-to-market adjustment for the year ended December 31, 2001. As of December 31, 2001, the value of the conversion options on our consolidated balance sheet is approximately $48 million.

Warrants

On October 10, 2000, we received warrants giving us the right to obtain 3.1 million shares of Interland, Inc. common stock for an exercise price of $18 per share in association with an agreement to purchase an ownership interest in a business. SFAS No. 133 requires that these warrants be recorded at fair value in the balance sheet with mark-to-market adjustments recorded in current earnings. A gain of $3 million was recorded as the cumulative effect of an accounting change on January 1, 2001 and a $2 million charge was recorded for the year ended December 31, 2001 as a mark-to-market adjustment.

Call Options

We previously entered into several long-term call options on our common stock to hedge our exposure to compensation expense related to stock-based compensation. Prior to the adoption of SFAS No. 133, we recognized gains and losses in current earnings based on changes in the intrinsic values of the options caused by changes in the underlying stock price. SFAS No. 133 requires that we record the fair value of the options as assets and recognize the mark-to-market adjustments as gains or losses in current earnings. As such, we included income of $3 million as part of the cumulative effect of an accounting change on January 1, 2001 and recorded a charge of $13 million as a mark-to-market adjustment for the year ended December 31, 2001.

Japanese Leveraged Leases

We previously entered into several long-term foreign currency forward contracts to offset foreign exchange gains or losses associated with Japanese yen denominated capitalized lease payments. In accordance with SFAS No. 133, these contracts were designated as effective cash flow hedges; however, late in 2000, we sold a location which held some of the capital leased assets. The assets and corresponding capital lease obligations were transferred to the purchaser as part of the sale. The forward contracts associated with the sold assets no longer qualify for hedge accounting under SFAS No. 133, and are recorded at fair value with mark-to-market adjustments recognized in current earnings. We recorded a charge of $4 million as part of the cumulative effect of an accounting change on January 1, 2001 and recorded a charge of $4 million in mark-to-market adjustment for the year ended December 31, 2001. We have recorded $2 million in other comprehensive losses at December 31, 2001 for the contracts designated as effective cash flow hedges.

Derivatives - Prior to January 1, 2001

Prior to January 1, 2001, we applied several accounting principles pertaining to our investments in derivatives, which have been superseded by SFAS No. 133. The table that follows provides additional information about our risk management in accordance with those principles. The notional amounts shown were used to calculate interest payments, foreign currencies and stock to be exchanged. These amounts were not actually paid or received, nor were they a measure of our potential gains or losses from market risks. They did not represent our exposure in the event of nonperformance by a counterparty or our future cash requirements. Our financial instruments were grouped based on the nature of the hedging activity.

                                                                                  (dollars in millions)
                                                                                  Weighted-Average Rate
                                                     Notional                     ----------------------
At December 31, 2000                                   Amount     Maturities        Receive        Pay
--------------------------------------------------------------------------------------------------------
Interest Rate Swap Agreements
Pay fixed                                       $         270    2001 - 2005         Various       6.3%
Pay variable                                    $         901    2001 - 2007            7.0%    Various

Foreign Currency Contracts                      $         613    2001 - 2005

Interest Rate Cap/Floor Agreements              $         147    2001 - 2002

Basis Swap Agreements                           $       1,001    2003 - 2004

Call Options on Common Stock                    $          80    2001 - 2006

Interest Rate Risk Management

Interest rate swap agreements, which sometimes incorporated options and interest rate caps and floors were all used to adjust the interest rate profile of our debt portfolio and allowed us to achieve a targeted mix of fixed and variable rate debt. We entered into domestic interest rate swaps, where we principally paid floating rates and received fixed rates, as indicated in the previous table, primarily based on six-month LIBOR. At December 31, 2000, the six-month LIBOR was 6.2%.

Foreign Exchange Risk Management

Our foreign exchange risk management included the use of foreign currency forward contracts, options and foreign currency swaps. Forward contracts and options called for the sale or purchase, or the option to sell or purchase, certain foreign currencies on a specified future date. These contracts were typically used to hedge short-term foreign currency transactions and commitments, or to offset foreign exchange gains or losses on the foreign currency obligations. The contracts outstanding at December 31, 2000 had maturities ranging from approximately one month to four years.

Our net equity position in unconsolidated foreign businesses as reported in our consolidated balance sheets totaled $5,386 million at December 31, 2000. Our most significant investments at December 31, 2000 had operations in Italy, Venezuela and Canada.

Our equity income is subject to exchange rate fluctuations when our equity investees have balances denominated in currencies other than the investees' functional currency. We recognized losses of $2 million in 2000 and $9 million in 1999 related to such fluctuations in Income (Loss) from Unconsolidated Businesses. In 2000, our consolidated subsidiaries recognized a net loss of $23 million related to balances denominated in currencies other than their functional currencies. Our consolidated subsidiaries recognized a net gain of $14 million in 1999, primarily due to a $15 million gain recognized by Iusacell related to balances denominated in a currency other than its functional currency, the Mexican peso.

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

Fair Values of Financial Instruments

The tables that follow provide additional information about our material financial instruments:

Financial Instrument                                     Valuation Method
--------------------------------------------------------------------------------
Cash and cash equivalents and short-term investments     Carrying amounts

Short- and long-term debt (excluding capital             Market quotes for
 leases and exchangeable notes)                           similar terms and
                                                          maturities or future
                                                          cash flows discounted
                                                          at current rates


Exchangeable notes                                       Market quotes

Cost investments in unconsolidated businesses and        Future cash flows
 notes receivable                                         discounted at current
                                                          rates, market quotes
                                                          for similar
                                                          instruments or other
                                                          valuation models


                                                                                                           (dollars in millions)
                                                                                  2001                                     2000
                                                --------------------------------------------------------------------------------
At December 31,                                      Carrying Amount        Fair Value        Carrying Amount        Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Short- and long-term debt                       $             58,303    $       58,613   $             51,475    $       51,180
Exchangeable notes                                             5,744             5,678                  5,710             5,694
Cost investments in unconsolidated
  businesses                                                   3,390             3,390                  6,607             6,607
Notes receivable, net                                          1,299             1,299                  1,395             1,393

The decrease in our cost investments in unconsolidated businesses resulted primarily from declines in the market values of our investments in Genuity, C&W, NTL and MFN, as previously discussed.

--------------------------------------------------------------------------------
Note 16
--------------------------------------------------------------------------------

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

Common Stock Buyback Program

On March 1, 2000, our Board of Directors authorized a new two-year share buyback program through which we may repurchase up to 80 million shares of common stock in the open market. As of December 31, 2001, we had repurchased 35.5 million shares principally under this program. The Board of Directors also rescinded a previous authorization to repurchase up to $1.4 billion in Verizon shares. On January 24, 2002, our Board of Directors approved the extension of the stock repurchase program to the earlier of the date on which the aggregate number of shares purchased under the program after March 1, 2000 reaches 80 million shares, or the close of business on February 29, 2004. All other terms of the prior resolutions dated March 1, 2000 remain in full force and effect.

--------------------------------------------------------------------------------
Note 17
--------------------------------------------------------------------------------

Earnings Per Share
--------------------------------------------------------------------------------
The following table is a reconciliation of the numerators and denominators used in computing earnings per share:

                                                                       (dollars and shares in millions, except per share amounts)
Years Ended December 31,                                                            2001                  2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareowners
Income before extraordinary items and cumulative effect of accounting
  change                                                                       $     590            $   10,810          $  8,296
Redemption of subsidiary preferred stock                                               -                   (10)                -
                                                                             ----------------------------------------------------
Income available to common shareowners*                                              590                10,800             8,296
Extraordinary items, net                                                             (19)                1,027               (36)
Cumulative effect of accounting change, net                                         (182)                  (40)                -
                                                                             ----------------------------------------------------
Net income available to common shareowners*                                    $     389            $   11,787          $  8,260
                                                                             ====================================================

Basic Earnings (Loss) Per Common Share
Weighted-average shares outstanding                                                2,710                 2,713             2,739
                                                                             ----------------------------------------------------
Income before extraordinary items and cumulative effect of accounting
  change                                                                       $     .22            $     3.98          $   3.03
Extraordinary items, net                                                            (.01)                  .37              (.01)
Cumulative effect of accounting change, net                                         (.07)                 (.01)                -
                                                                             ----------------------------------------------------
Net income                                                                     $     .14            $     4.34          $   3.02
                                                                             ====================================================

Diluted Earnings (Loss) Per Common Share
Weighted-average shares outstanding                                                2,710                 2,713             2,739
Effect of dilutive securities                                                         20                    24                38
                                                                             ----------------------------------------------------
Weighted-average shares - diluted                                                  2,730                 2,737             2,777
                                                                             ====================================================
Income before extraordinary items and cumulative effect of accounting
  change                                                                       $     .22            $     3.95          $   2.98
Extraordinary items, net                                                            (.01)                  .37              (.01)
Cumulative effect of accounting change, net                                         (.07)                 (.01)                -
                                                                             ----------------------------------------------------
Net income                                                                     $     .14            $     4.31          $   2.97
                                                                             ====================================================

* Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 115.7 million shares during 2001, 85.3 million shares during 2000 and .3 million shares during 1999.

--------------------------------------------------------------------------------
Note 18
--------------------------------------------------------------------------------

Stock Incentive Plans
--------------------------------------------------------------------------------
We have stock-based compensation plans, which permit the issuance of stock-based instruments, including fixed stock options, performance-based shares, restricted stock and phantom shares. We recognize no compensation expense for our fixed stock option plans. Compensation expense charged to income for our performance-based share plans was $66 million in 2001, $101 million in 2000, and $61 million in 1999. If we had elected to recognize compensation expense based on the fair value at the date of grant for the fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts below:

                                                                               (dollars in millions, except per share amounts)
Years Ended December 31,                                                            2001               2000              1999
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareowners            As reported        $    389         $   11,787         $   8,260
                                                               Pro forma            (109)            11,445             8,075

Diluted earnings (loss) per share                            As reported        $    .14         $     4.31         $    2.97
                                                               Pro forma            (.04)              4.19              2.91

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                               2001          2000          1999
--------------------------------------------------------------------------------
Dividend yield                                 2.7%          3.3%          3.4%
Expected volatility                           29.1%         27.5%         20.0%
Risk-free interest rate                        4.8%          6.2%          5.3%
Expected lives (in years)                      6             6             6

The weighted-average value of options granted during 2001, 2000 and 1999 was $15.24, $13.09 and $11.58, respectively.

Our stock incentive plans are described below:

Fixed Stock Option Plans

We have fixed stock option plans for substantially all employees. Options to purchase common stock were granted at a price equal to the market price of the stock at the date of grant. The options generally vest over three years and have a maximum term of ten years.

This table summarizes our fixed stock option plans:

                                         Stock Options        Weighted-Average
                                         (in thousands)         Exercise Price
--------------------------------------------------------------------------------
Outstanding, January 1, 1999                   135,053              $   36.01
  Granted                                       55,423                  55.21
  Exercised                                    (30,189)                 34.05
  Canceled/forfeited                            (4,123)                 43.19
                                        ----------------
Outstanding, December 31, 1999                 156,164                  42.76
  Granted                                       98,022                  48.93
  Exercised                                    (14,663)                 35.57
  Canceled/forfeited                            (6,955)                 51.39
                                        ----------------
Outstanding, December 31, 2000                 232,568                  45.58
  Granted                                       34,217                  55.93
  Exercised                                    (15,358)                 35.64
  Canceled/forfeited                            (6,219)                 47.82
                                        ----------------
Outstanding, December 31, 2001                 245,208                  47.60
                                        ----------------
Options exercisable, December 31,
  1999                                          94,719                  35.79
  2000                                         111,021                  40.97
  2001                                         131,924                  45.29

The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                                          Stock Options Outstanding                     Stock Options Exercisable
                      -----------------------------------------------------------------------------------------------------------
   Range of Exercise                           Weighted-Average    Weighted-Average                              Weighted-Average
        Prices        Shares (in thousands)      Remaining Life      Exercise Price      Shares (in thousands)     Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$    20.00 - 29.99                  13,905           2.1 years          $     25.41                    13,905          $    25.41
     30.00 - 39.99                  32,073           4.7                      34.76                    32,073               34.76
     40.00 - 49.99                  82,409           7.9                      44.08                    29,066               45.35
     50.00 - 59.99                 114,784           8.0                      56.13                    55,243               55.86
     60.00 - 69.99                   2,037           7.8                      62.44                     1,637               62.69
                       -------------------                                               --------------------
         Total                     245,208           7.2                      47.60                   131,924               45.29
                       ===================                                               ====================

Performance-Based Shares

Performance-based share programs provided for the granting of awards to certain key employees of the former Bell Atlantic, which are now fully vested. Certain key employees of the former GTE participated in the Equity Participation Program
(EPP). Under EPP, a portion of their cash bonuses were deferred and held in restricted stock units for a minimum of three years. In 2000, certain key Verizon employees were granted restricted stock units that vest over a three to five year period.

The number of shares outstanding in the performance-based share programs were 4,507,000, 4,387,000 and 2,133,000 at December 31, 2001, 2000 and 1999,
respectively.

--------------------------------------------------------------------------------
Note 19
--------------------------------------------------------------------------------

Employee Benefits
--------------------------------------------------------------------------------
We maintain noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for certain recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and we may also periodically amend the benefits in the management plans. At December 31, 2001, shares of our common stock accounted for less than 1% of the assets held in the pension and postretirement benefit trusts.

The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement healthcare and life insurance benefit plans.

Benefit Cost

                                                                                                         (dollars in millions)
                                                                                     Pension              Healthcare and Life
                                                 -----------------------------------------------------------------------------
Years Ended December 31,                                       2001        2000         1999       2001       2000       1999
------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $             665  $      612   $      675   $    128   $    121   $    149
Interest cost                                                 2,490       2,562        2,485        965        909        822
Expected return on plan assets                               (4,811)     (4,686)      (4,089)      (461)      (441)      (373)
Amortization of transition asset                               (112)       (127)        (150)         -          -          -
Amortization of prior service cost                              (44)        (66)         (94)       (26)       (28)       (22)
Actuarial gain, net                                            (878)       (623)        (241)       (78)      (124)       (83)
                                                 -----------------------------------------------------------------------------
Net periodic benefit (income) cost                           (2,690)     (2,328)      (1,414)       528        437        493
                                                 -----------------------------------------------------------------------------
Termination benefits, curtailments and
  other, net                                                    807        (250)         152          -          -          -
Settlement loss (gain)                                           35        (911)        (663)         -        (43)        (8)
                                                 -----------------------------------------------------------------------------
Subtotal                                                        842      (1,161)        (511)         -        (43)        (8)
                                                 -----------------------------------------------------------------------------
Total (income) cost                               $          (1,848)  $  (3,489)   $  (1,925)  $    528   $    394   $    485
                                                 =============================================================================

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                                    Pension                 Healthcare and Life
                                                          ----------------------------------------------------------------------
                                                             2001          2000        1999        2001        2000        1999
--------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.25%         7.75%       8.00%       7.25%       7.75%       8.00%
Long-term rate of return on plan assets for the year         9.25          9.25        9.00        9.10        9.10        8.90
Rate of future increases in compensation at end of year      5.00          5.00        4.80        4.00        4.00        4.20
Medical cost trend rate at end of year                                                            10.00        5.00        5.75
Ultimate (year 2005)                                                                               5.00        5.00        5.15

The medical cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

                                                                                            (dollars in millions)
One-Percentage-Point                                                         Increase                   Decrease
-----------------------------------------------------------------------------------------------------------------
Effect on 2001 total service and interest cost                            $        85               $        (67)
Effect on postretirement benefit obligation as of December 31, 2001               957                       (794)

                                                                                (dollars in millions)
                                                                    Pension      Healthcare and Life
                                               ------------------------------------------------------
At December 31,                                          2001          2000         2001        2000
-----------------------------------------------------------------------------------------------------
Benefit Obligation
Beginning of year                                $     33,136   $    32,996   $   12,397  $   11,168
Service cost                                              665           612          128         121
Interest cost                                           2,490         2,562          965         909
Plan amendments                                           721           564         (601)         33
Actuarial loss, net                                     1,888         1,275        2,394       1,067
Benefits paid                                          (3,851)       (3,371)        (988)       (828)
Termination benefits                                      813             -            -           -
Acquisitions (divestitures)                                70          (215)          15         (43)
Settlements and curtailments                               15        (1,407)           -         (30)
Other                                                     444           120            -           -
                                               ------------------------------------------------------
End of year                                            36,391        33,136       14,310      12,397
                                               ------------------------------------------------------
Fair Value of Plan Assets
Beginning of year                                      55,225        59,141        5,236       5,580
Actual return on plan assets                           (3,063)        1,294         (252)       (128)
Company contributions                                      81           138          253         243
Benefits paid                                          (3,851)       (3,371)        (517)       (457)
Settlements                                                 -        (1,764)           -          (2)
Acquisitions (divestitures)                               167          (216)           -           -
Other                                                      (1)            3            -           -
                                               ------------------------------------------------------
End of year                                            48,558        55,225        4,720       5,236
                                               ------------------------------------------------------
Funded Status
End of year                                            12,167        22,089       (9,590)     (7,161)
  Unrecognized
   Actuarial (gain) loss, net                          (4,547)      (15,153)       1,121      (2,019)
   Prior service (benefit) cost                           817            54         (980)       (407)
   Transition asset                                      (160)         (272)           -           -
                                               ------------------------------------------------------
Net amount recognized                            $      8,277   $     6,718   $   (9,449) $   (9,587)
                                               ======================================================

Amounts recognized on the balance sheet
  Prepaid pension cost                           $      9,738   $     8,626   $        -  $        -
  Employee benefit obligation                          (1,601)       (1,981)      (9,449)     (9,587)
  Other assets                                            108            21            -           -
  Accumulated other comprehensive loss                     32            52            -           -
                                               ------------------------------------------------------
Net amount recognized                            $      8,277   $     6,718   $   (9,449) $   (9,587)
                                               ======================================================

Changes in benefit obligations were caused by factors including changes in actuarial assumptions (see "Assumptions"), plan amendments and special termination benefits. In 2000 and 1999, the former GTE's lump-sum pension distributions surpassed the settlement threshold equal to the sum of service cost and interest cost requiring settlement gain recognition for all cash settlements for each year. In 2001, Verizon announced an employee severance plan (see Note 6). As a result, we recorded pension termination benefits of $813 million for related pension enhancements.

Savings Plan and Employee Stock Ownership Plans

We maintain four leveraged employee stock ownership plans (ESOP); two were established by Bell Atlantic and one each by GTE and NYNEX. Under these plans, we match a certain percentage of eligible employee contributions to the savings plans with shares of our common stock from these ESOPs. At the date of the respective mergers, NYNEX and GTE common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 and 1.22 per share of Bell Atlantic common stock to one share of NYNEX and GTE common stock, respectively. Common stock is allocated from all leveraged ESOP trusts based on the proportion of principal and interest paid on ESOP debt in a year to the remaining principal and interest due over the term of the debt. At December 31, 2001, the number of unallocated and allocated shares of common stock was 21 million and 60 million, respectively. All leveraged ESOP shares are included in earnings per share computations.

We recognize leveraged ESOP cost based on the modified shares allocated method for the Bell Atlantic and GTE leveraged ESOP trusts which purchased securities before December 15, 1989 and the shares allocated method for the NYNEX leveraged ESOP trust which purchased securities after December 15, 1989.

ESOP cost and trust activity consist of the following:

                                                           (dollars in millions)
Years Ended December 31,                              2001       2000      1999
--------------------------------------------------------------------------------
Compensation                                      $    121   $    161  $    176
Interest incurred                                       61         69        86
Dividends                                              (36)       (43)      (50)
                                                 -------------------------------
Net leveraged ESOP cost                                146        187       212
Additional (reduced) ESOP cost                          90        (19)      (74)
                                                 -------------------------------
Total ESOP cost                                   $    236   $    168  $    138
                                                 ===============================

Dividends received for debt service               $     87   $     87  $    134

Total company contributions to
  leveraged ESOP trusts                           $    259   $    151  $    265


In addition to the ESOPs described above, we maintain savings plans for non-management employees and employees of certain subsidiaries. Compensation expense associated with these savings plans was $252 million in 2001, $219 million in 2000, and $161 million in 1999.

--------------------------------------------------------------------------------
Note 20
--------------------------------------------------------------------------------

Income Taxes
--------------------------------------------------------------------------------
The components of income tax expense from continuing operations are as follows:

                                                           (dollars in millions)
Years Ended December 31,                            2001       2000        1999
--------------------------------------------------------------------------------

Current

  Federal                                      $     759   $  3,165   $   2,612
  Foreign                                             94        105          83
  State and local                                    258        657         379
                                              ----------------------------------
                                                   1,111      3,927       3,074
                                              ----------------------------------
Deferred

  Federal                                            898      2,969       1,708
  Foreign                                            (16)       (60)        148
  State and local                                    232        553         338
                                              ----------------------------------
                                                   1,114      3,462       2,194
                                              ----------------------------------
Investment tax credits                               (49)       (28)        (46)
Other credits                                          -       (352)       (350)
                                              ----------------------------------
Total income tax expense                       $   2,176   $  7,009   $   4,872
                                              ==================================

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

Years Ended December 31,                                  2001     2000     1999
--------------------------------------------------------------------------------

Statutory federal income tax rate                        35.0%    35.0%    35.0%
State and local income tax, net of federal tax
  benefits                                               11.5      4.3      3.5
Loss on investments                                      40.2       .3        -
Income (loss) from unconsolidated
  businesses                                            (11.1)    (1.2)     (.3)
Other, net                                                3.1       .9     (1.2)
                                                 -------------------------------
Effective income tax rate                                78.7%    39.3%    37.0%
                                                 ===============================

The increase in our effective income tax rate in 2001 is primarily because tax benefits are not currently and may never be available on many of the losses resulting from the other than temporary decline in market value of our investments during 2001 (see Note 9).

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                           (dollars in millions)
At December 31,                                               2001         2000
--------------------------------------------------------------------------------
Depreciation                                              $  6,171   $    5,360
Employee benefits                                             (533)      (1,623)
Leasing activity                                             3,060        2,953
Net unrealized losses on marketable securities              (1,124)        (515)
Wireless joint venture                                       7,287        5,925
Exchange of CWC stock                                            -        1,147
Other-net                                                     (459)         589
                                                        ------------------------
                                                            14,402       13,836
Valuation allowance                                          1,574          441
                                                        ------------------------
Net deferred tax liability                                $ 15,976   $   14,277
                                                        ========================

At December 31, 2001, undistributed earnings of our foreign subsidiaries amounted to approximately $4 billion. Deferred income taxes are not provided on these earnings as it is intended that the earnings are indefinitely invested outside of the U.S. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings.

The valuation allowance primarily represents the tax benefits of certain state net operating loss carryforwards and other deferred tax assets which may expire without being utilized. During 2001, the valuation allowance increased $1,133 million. This increase primarily relates to the write-down of investments for which tax benefits may never be realized.

--------------------------------------------------------------------------------
Note 21
--------------------------------------------------------------------------------

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

Our segments and their principal activities consist of the following:

  Segment                Description
-------------------------------------------------------------------------------------------------------------------------------

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

  Information            Domestic and international publishing businesses, including print and electronic directories and
  Services               Internet-based shopping guides, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

Geographic Areas

Our foreign investments are located principally in Europe, the Americas and Asia. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of plant, property and equipment (net of accumulated depreciation) and investments in unconsolidated businesses. The table below presents financial information by major geographic area:

                                                          (dollars in millions)
Years Ended December 31,                   2001            2000           1999
--------------------------------------------------------------------------------

Domestic
Operating revenues                    $  64,649      $   62,066      $  55,802
Long-lived assets                        74,462          71,180         61,944

Foreign
Operating revenues                        2,541           2,641          2,392
Long-lived assets                        10,159          11,439         10,406

Consolidated
Operating revenues                       67,190          64,707         58,194
Long-lived assets                        84,621          82,619         72,350

Reportable Segments

The following table provides operating financial information for our four reportable segments:

                                                                                                           (dollars in millions)
                                                 Domestic         Domestic                       Information              Total
2001                                              Telecom         Wireless   International          Services           Segments
--------------------------------------------------------------------------------------------------------------------------------
External revenues                          $       42,600   $       17,352   $       2,281   $         4,267     $       66,500
Intersegment revenues                                 478               41              56                46                621
                                         ---------------------------------------------------------------------------------------
  Total operating revenues                         43,078           17,393           2,337             4,313             67,121
Depreciation & amortization                         9,332            3,709             422                79             13,542
Income from unconsolidated
  businesses                                            4                5             919                 -                928
Interest income                                       133               12              93                22                260
Interest expense                                   (1,787)            (577)           (439)              (39)            (2,842)
Income tax expense                                 (3,262)            (413)            (31)             (892)            (4,598)
Segment income                                      4,910              537             958             1,352              7,757
Assets                                             82,635           60,262          14,324             4,160            161,381
Investments in unconsolidated businesses               69              285           7,317                10              7,681
Capital expenditures                               11,480            5,006             704                93             17,283

2000
--------------------------------------------------------------------------------------------------------------------------------

External revenues                          $       42,597   $       14,194   $       1,976   $         4,031     $       62,798
Intersegment revenues                                 746               42               -               113                901
                                         ---------------------------------------------------------------------------------------
  Total operating revenues                         43,343           14,236           1,976             4,144             63,699
Depreciation & amortization                         8,752            2,894             355                74             12,075
Income from unconsolidated
 businesses                                            35               55             672                 5                767
Interest income                                       116               66              28                13                223
Interest expense                                   (1,767)            (617)           (398)              (25)            (2,807)
Income tax (expense) benefit                       (3,311)            (345)             53              (788)            (4,391)
Segment income                                      5,135              444             733             1,238              7,550
Assets                                             78,112           56,029          14,466             3,148            151,755
Investments in unconsolidated businesses               24              133           8,919                28              9,104
Capital expenditures                               12,119            4,322             586                48             17,075

1999
--------------------------------------------------------------------------------------------------------------------------------

External revenues                          $       41,075   $        7,632   $       1,714   $         3,971     $       54,392
Intersegment revenues                                 648               21               -               115                784
                                         ---------------------------------------------------------------------------------------
  Total operating revenues                         41,723            7,653           1,714             4,086             55,176
Depreciation & amortization                         8,200            1,100             264                76              9,640
Income (loss) from
  unconsolidated businesses                            10                1             547                (1)               557
Interest income                                        54                5              17                15                 91
Interest expense                                   (1,623)            (247)           (268)              (20)            (2,158)
Income tax (expense) benefit                       (3,249)            (443)              9              (780)            (4,463)
Segment income                                      5,020              628             618             1,211              7,477
Assets                                             69,997           16,590          12,543             2,829            101,959
Investments in unconsolidated businesses               23            1,464           7,936                35              9,458
Capital expenditures                               10,087            1,497             521                50             12,155

Reconciliation To Consolidated Financial Information

A reconciliation of the results for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                                 (dollars in millions)
                                                                      2001          2000         1999
------------------------------------------------------------------------------------------------------
Operating Revenues
Total reportable segments                                       $   67,121   $    63,699   $   55,176
Genuity and GTE Government Systems                                       -           529        1,789
Domestic Telecom operations sold (see Note 5)                            -           766        1,151
Merger-related regulatory settlements                                    -           (69)           -
Impact of accounting change (SAB No. 101)                                -             -          117
Corporate, eliminations and other                                       69          (218)         (39)
                                                              ----------------------------------------
Consolidated operating revenues - reported                      $   67,190   $    64,707   $   58,194
                                                              ========================================
Net Income
Segment income - reportable segments                            $    7,757   $     7,550   $    7,477
Merger-related costs                                                     -          (749)           -
Transition costs                                                      (578)         (316)        (126)
Sales of assets, net                                                  (226)        1,987          819
(Loss)/gain on securities                                           (4,858)        1,941            -
Settlement gains                                                         -           564          410
Mark-to-market adjustment - financial instruments                     (179)          431         (432)
Genuity loss                                                             -          (281)        (325)
NorthPoint investment write-off                                          -          (153)           -
Severance/retirement enhancement                                    (1,001)            -            -
International restructuring                                           (663)          (50)           -
Wireless joint venture                                                   -             -          173
Other charges and special items                                        (95)         (526)        (126)
Extraordinary items                                                    (19)        1,027          (36)
Cumulative effect of accounting change                                (182)          (40)           8
Corporate and other                                                    433           412          418
                                                              ----------------------------------------
Consolidated net income - reported                              $      389   $    11,797   $    8,260
                                                              ========================================
Assets
Total reportable segments                                       $  161,381   $   151,755   $  101,959
Reconciling items                                                    9,414        12,980       10,871
                                                              ----------------------------------------
Consolidated assets                                             $  170,795   $   164,735   $  112,830
                                                              ========================================

Pension settlement gains before tax of $911 million and $663 million ($564 million and $410 million after-tax) were recognized for the years ended December 31, 2000 and 1999, respectively. These gains were recorded in accordance with SFAS No. 88. They relate to the settlement of pension obligations for former GTE employees through the purchase of annuities or otherwise. There were no similar pension settlement gains recorded during 2001.

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

--------------------------------------------------------------------------------
Note 22
--------------------------------------------------------------------------------

Comprehensive Income
--------------------------------------------------------------------------------

Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income.

Changes in the components of other comprehensive income (loss), net of income tax expense (benefit), are as follows:

                                                                                                             (dollars in millions)
Years Ended December 31,                                                                          2001          2000         1999
----------------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustments, net of taxes of $--, $1 and $1                   $      (40)   $     (262)    $    (41)
                                                                                          ----------------------------------------
Unrealized Gains (Losses) on Marketable Securities
Unrealized gains (losses), net of taxes of $(403), $(1,077) and $648                           (2,402)       (1,877)       1,198
  Less: reclassification adjustments for gains (losses) realized in net income, net of
    taxes of $(1,059), $51 and $--                                                             (3,351)           88            1
  Add: reclassification of earnings due to accounting change for derivatives                      112             -            -
                                                                                          ----------------------------------------
Net unrealized gains (losses) on marketable securities                                          1,061        (1,965)       1,197
                                                                                          ----------------------------------------
Unrealized Derivative Losses on Cash Flow Hedges
Cumulative effect of accounting change                                                             (2)            -            -
Unrealized losses                                                                                 (68)            -            -
  Less: reclassification adjustments for losses realized in net income                            (25)            -            -
                                                                                          ----------------------------------------
Net unrealized derivative losses on cash flow hedges                                              (45)            -            -
                                                                                          ----------------------------------------
Minimum Pension Liability Adjustment, net of taxes of $7, $(13) and $5                             13           (24)           7
                                                                                          ----------------------------------------
Other Comprehensive Income (Loss)                                                          $      989    $   (2,251)    $  1,163
                                                                                          ========================================

The reclassification adjustments for losses realized in net income on marketable securities in 2001 primarily relate to the other than temporary decline in market value of certain of our investments in marketable securities (see
Note 9). The unrealized derivative losses result from our hedges of foreign exchange risk (see Note 15). The net unrealized losses on marketable securities in 2000 primarily relate to our investments in C&W, NTL and MFN. The increase in unrealized gains on marketable securities for 1999 is principally due to the change in accounting for our investment in TCNZ from the equity method to the cost method in 1999.

The components of accumulated other comprehensive loss are as follows:

                                                           (dollars in millions)
At December 31,                                             2001           2000
--------------------------------------------------------------------------------

Foreign currency translation adjustments              $   (1,448)   $   (1,408)
Unrealized gains (losses) on marketable securities           327          (734)
Unrealized derivative losses on cash flow hedges             (45)            -
Minimum pension liability adjustment                         (21)          (34)
                                                     ---------------------------
Accumulated other comprehensive loss                  $   (1,187)   $   (2,176)
                                                     ===========================

--------------------------------------------------------------------------------
Note 23
--------------------------------------------------------------------------------

Additional Financial Information
--------------------------------------------------------------------------------

The tables that follow provide additional financial information related to our consolidated financial statements:

Income Statement Information
                                                           (dollars in millions)
Years Ended December 31,                           2001        2000        1999
--------------------------------------------------------------------------------

Depreciation expense                         $   11,155  $   10,276   $   9,550
Taxes other than income                           2,246       2,210       2,218
Interest expense incurred                         3,737       3,720       2,762
Capitalized interest                               (368)       (230)       (146)
Advertising expense                               1,454       1,399         796

Balance Sheet Information

                                                              (dollars in millions)
At December 31,                                                  2001         2000
------------------------------------------------------------------------------------
Intangible Assets, Net
Intangible assets                                          $   49,081   $   44,605
Accumulated amortization                                       (4,819)      (2,615)
                                                          --------------------------
                                                           $   44,262   $   41,990
                                                          ==========================

Accounts Payable and Accrued Liabilities
Accounts payable                                           $    5,171   $    6,247
Accrued expenses                                                3,224        3,063
Accrued vacation pay                                            1,086        1,043
Accrued salaries and wages                                      1,985        1,346
Interest payable                                                  626          574
Accrued taxes                                                   1,855        1,692
                                                          --------------------------
                                                           $   13,947   $   13,965
                                                          ==========================
Other Current Liabilities
Advance billings and customer deposits                     $    1,640   $    1,162
Dividends payable                                               1,061        1,053
Other                                                           2,703        3,218
                                                          --------------------------
                                                           $    5,404   $    5,433
                                                          ==========================

Cash Flow Information

                                                              (dollars in millions)
Years Ended December 31,                               2001        2000       1999
-----------------------------------------------------------------------------------
Cash Paid
Income taxes, net of amounts refunded              $    945   $   3,201  $   1,997
Interest, net of amounts capitalized                  3,289       3,414      2,628

Supplemental investing and financing transactions:
  Assets acquired in business combinations            3,075       6,944      3,960
  Liabilities assumed in business combinations           37       3,667        259
  Debt assumed in business combinations                 215       4,387        490

--------------------------------------------------------------------------------
Note 24
--------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------
Several state and federal regulatory proceedings may require our telephone operations to refund to customers a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal actions, including environmental matters, that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

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

During the fourth quarter of 2000, Verizon Wireless agreed to acquire the wireless business of Price Communications Corp. (Price) in exchange for Verizon Wireless stock and the repayment by Verizon Wireless of net debt. The transaction was conditioned upon completion of a Verizon Wireless initial public offering. The agreement permitted either party to terminate the agreement if the closing did not occur by September 30, 2001. Because that deadline was not met, Verizon Wireless began discussing alternative forms of consideration and other terms with Price for acquiring Price's wireless business. In December 2001, Verizon Wireless and Price announced that an agreement had been reached combining

Price's wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The resulting limited partnership will be controlled and managed by Verizon Wireless. Price's partnership interest will be exchangeable into Verizon Wireless or Verizon stock, subject to several conditions. Price's wireless operations serve approximately 560,000 customers in the Southeastern U.S. We expect the transaction to close during the second quarter of 2002, subject to Price shareholder approval and other customary closing conditions.

In 2001, we agreed to provide up to $2.0 billion in financing to Genuity with a maturity in 2005. As of December 31, 2001, $1,150 million of that commitment had been loaned to Genuity, and is reported in Other Assets in the consolidated balance sheets.

--------------------------------------------------------------------------------
Note 25
--------------------------------------------------------------------------------

Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------

                                                                            (dollars in millions, except per share amounts)
                                                            Income (Loss) before Extraordinary Items
                                                           and Cumulative Effect of Accounting Change
                                                          ----------------------------------------------
                           Operating         Operating                       Per Share-      Per Share-         Net Income
Quarter Ended               Revenues            Income           Amount           Basic         Diluted           (Loss)
----------------------------------------------------------------------------------------------------------------------------
2001
March 31                  $   16,266    $        3,607    $        1,754    $       .65    $        .65    $         1,572
June 30/(a)/                  16,909             3,801            (1,021)          (.38)           (.38)            (1,021)
September 30                  17,004             3,677             1,883            .69             .69              1,875
December 31/(b)/              17,011               447            (2,026)          (.75)           (.75)            (2,037)

2000
March 31/(c)/             $   14,532    $        3,828    $        1,564    $       .56    $        .56    $         1,515
June 30/(d)/                  16,769             4,609             4,904           1.80            1.79              4,904
September 30/(e)/             16,533             4,942             2,640            .97             .97              3,466
December 31                   16,873             3,379             1,702            .63             .62              1,912

(a) Results of operations for the second quarter of 2001 include a $2,926 million after-tax loss on securities.
(b) Results of operations for the fourth quarter of 2001 include a $1,932 million after-tax loss on securities, a $1,001 million after-tax charge for severance benefits, and a $663 million after-tax charge related to international operations, including CTI.
(c) Results of operations for the first quarter of 2000 include a $536 million after-tax loss on mark-to-market adjustment for CWC exchangeable notes.
(d) Results of operations for the second quarter of 2000 include a $722 million after-tax gain on mark-to-market adjustment for CWC exchangeable notes, a $1,941 million after-tax gain on exchange of CWC stock, and a $1,811 million after-tax gain related to the sale of overlapping wireless properties and non-strategic domestic access lines, partially offset by a $1,032 million after-tax charge for direct merger, severance and transition costs related to the Bell Atlantic-GTE merger.
(e) Results of operations for the third quarter of 2000 include a $245 million after-tax gain on mark-to-market adjustment for CWC exchangeable notes, a $1,085 million after-tax gain on the sale of non-strategic domestic access lines and an extraordinary gain of $826 million after-tax as a result of wireless properties sold.

Income (loss) before extraordinary items and cumulative effect of accounting change per common share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      Documents filed as part of this report:

                                                                          Page
                                                                         ------
         (1)  Reports of Independent Auditors                               2

              Financial Statements covered by Report of Independent
                  Auditors:
                Consolidated Statements of Income                           3
                Consolidated Balance Sheets                                 4
                Consolidated Statements of Cash Flows                       5
                Consolidated Statements of Changes in Shareowners'
                  Investment                                                6
                Notes to Consolidated Financial Statements                  7

         (2)  Financial Statement Schedule

              II - Valuation and Qualifying Accounts                       40

         (3)  Exhibits

Exhibit
Number
------

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

Verizon Communications Inc.

Date May 31, 2002                      By  /s/ John F. Killian
     --------------                        ------------------------
                                           John F. Killian
                                           Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ Ivan G. Seidenberg            President and                    May 31, 2002
------------------------------    Chief Executive Officer
    Ivan G. Seidenberg

Principal Financial Officer:

/s/ Doreen A. Toben               Executive Vice President and     May 31, 2002
------------------------------    Chief Financial Officer
    Doreen A. Toben

Principal Accounting Officer:

/s/ John F. Killian               Senior Vice President and        May 31, 2002
------------------------------    Controller
    John F. Killian

--------------------------------------------------------------------------------
Signatures - Continued
--------------------------------------------------------------------------------


/s/ James R. Barker               Director                       May 31, 2002
------------------------------
    James R. Barker

/s/ Edward H. Budd                Director                       May 31, 2002
------------------------------
    Edward H. Budd

/s/ Richard L. Carrion            Director                       May 31, 2002
------------------------------
    Richard L. Carrion

/s/ Robert F. Daniell             Director                       May 31, 2002
------------------------------
    Robert F. Daniell

/s/ Helene L. Kaplan              Director                       May 31, 2002
------------------------------
    Helene L. Kaplan

/s/ Charles R. Lee                Director                       May 31, 2002
------------------------------
    Charles R. Lee

/s/ Sandra O. Moose               Director                       May 31, 2002
------------------------------
    Sandra O. Moose

/s/ Joseph Neubauer               Director                       May 31, 2002
------------------------------
    Joseph Neubauer

                                  Director
------------------------------
    Thomas H. O'Brien

/s/ Russell E. Palmer             Director                       May 31, 2002
------------------------------
    Russell E. Palmer

                                  Director
------------------------------
    Hugh B. Price

/s/ Ivan G. Seidenberg            Director                       May 31, 2002
------------------------------
    Ivan G. Seidenberg

                                  Director
------------------------------
    Walter V. Shipley

                                  Director
------------------------------
    John W. Snow

/s/ John R. Stafford              Director                       May 31, 2002
------------------------------
    John R. Stafford

/s/ Robert D. Storey              Director                       May 31, 2002
------------------------------
    Robert D. Storey