Form 10-Q
period 2002-06-30
VERIZON COMMUNICATIONS INC
filed 2002-08-12
CIK 732712

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark one)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At June 30, 2002, 2,728,421,871 shares of the registrant's Common Stock were outstanding, after deducting 23,228,613 shares held in treasury.


================================================================================

                                TABLE OF CONTENTS

ITEM NO.

PART I. FINANCIAL INFORMATION                                                 PAGE
                                                                              ----

1.   FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     Three and six months ended June 30, 2002 and 2001                           1

     CONDENSED CONSOLIDATED BALANCE SHEETS
     June 30, 2002 and December 31, 2001                                         2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six months ended June 30, 2002 and 2001                                     3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        4

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                      16

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 36


PART II. OTHER INFORMATION

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        37

6.   EXHIBITS AND REPORTS ON FORM 8-K                                           38

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts)
(Unaudited)                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                     --------------------------    --------------------------
                                                            2002           2001           2002           2001
                                                     -----------    -----------    -----------    -----------
OPERATING REVENUES                                   $    16,835    $    16,909    $    33,210    $    33,175

Operations and support expense (exclusive of items
   shown below)                                           10,796          9,713         20,560         19,012
Depreciation and amortization                              3,356          3,400          6,676          6,760
Sales of assets, net                                          --             (5)          (220)            (5)
                                                     -----------    -----------    -----------    -----------

OPERATING INCOME                                           2,683          3,801          6,194          7,408
Loss from unconsolidated businesses                       (3,361)        (3,664)        (4,904)        (3,448)
Other income and (expense), net                                4            114             69            184
Interest expense                                            (798)          (909)        (1,612)        (1,830)
Minority interest                                           (313)          (209)          (556)          (307)
Mark-to-market adjustment - financial instruments             (8)           (37)           (11)          (153)
                                                     -----------    -----------    -----------    -----------
Income (loss) before provision for income taxes,
   extraordinary item and cumulative effect of
   accounting change                                      (1,793)          (904)          (820)         1,854
Provision for income taxes                                   325            117          1,294          1,121
                                                     -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 (2,118)        (1,021)        (2,114)           733
Extraordinary item, net of tax                                 3             --             (6)            --
Cumulative effect of accounting change, net of tax            --             --           (496)          (182)
                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                    $    (2,115)   $    (1,021)   $    (2,616)   $       551
                                                     ===========    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and
   cumulative effect of accounting change            $      (.78)   $      (.38)   $      (.78)   $       .27
Extraordinary item, net of tax                                --             --             --             --
Cumulative effect of accounting change, net of tax            --             --           (.18)          (.07)
                                                     -----------    -----------    -----------    -----------
Net Income (Loss)                                    $      (.78)   $      (.38)   $      (.96)   $       .20
                                                     ===========    ===========    ===========    ===========
Weighted-average shares outstanding (in millions)          2,726          2,707          2,723          2,706
                                                     -----------    -----------    -----------    -----------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and
   cumulative effect of accounting change            $      (.78)   $      (.38)   $      (.78)   $       .27
Extraordinary item, net of tax                                --             --             --             --
Cumulative effect of accounting change, net of tax            --             --           (.18)          (.07)
                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                    $      (.78)   $      (.38)   $      (.96)   $       .20
                                                     ===========    ===========    ===========    ===========
Weighted-average shares outstanding - diluted
   (in millions)                                           2,726          2,707          2,723          2,728
                                                     -----------    -----------    -----------    -----------

Dividends declared per common share                  $      .385    $      .385    $       .77    $       .77
                                                     ===========    ===========    ===========    ===========



See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)                       JUNE 30,   DECEMBER 31,
                                                                                      2002           2001
                                                                               -----------   ------------
ASSETS
Current assets
  Cash and cash equivalents                                                    $     2,962    $       979
  Short-term investments                                                               769          1,991
  Accounts receivable, net of allowances of $2,449 and $2,153                       13,068         14,254
  Inventories                                                                        1,843          1,968
  Net assets held for sale                                                           1,323          1,199
  Prepaid expenses and other                                                         3,176          2,796
                                                                               -----------    -----------
Total current assets                                                                23,141         23,187
                                                                               -----------    -----------

Plant, property and equipment                                                      175,802        169,586
  Less accumulated depreciation                                                    101,418         95,167
                                                                               -----------    -----------
                                                                                    74,384         74,419
                                                                               -----------    -----------

Investments in unconsolidated businesses                                             5,881         10,202
Intangible assets, net                                                              45,231         44,262
Other assets                                                                        19,656         18,725
                                                                               -----------    -----------
Total assets                                                                   $   168,293    $   170,795
                                                                               ===========    ===========

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
  Debt maturing within one year                                                $    16,969    $    18,669
  Accounts payable and accrued liabilities                                          13,130         13,947
  Other                                                                              5,581          5,404
                                                                               -----------    -----------
Total current liabilities                                                           35,680         38,020
                                                                               -----------    -----------

Long-term debt                                                                      44,639         45,657
Employee benefit obligations                                                        13,628         11,898
Deferred income taxes                                                               18,824         16,543
Other liabilities                                                                    4,056          3,989

Minority interest                                                                   22,824         22,149

Shareowners' investment
  Series preferred stock ($.10 par value; none issued)                                  --             --
  Common stock ($.10 par value; 2,751,650,484 shares issued in both periods)           275            275
  Contributed capital                                                               24,713         24,676
  Reinvested earnings                                                                5,842         10,704
  Accumulated other comprehensive loss                                                (924)        (1,187)
                                                                               -----------    -----------
                                                                                    29,906         34,468
  Less common stock in treasury, at cost                                               606          1,182
  Less deferred compensation - employee stock ownership plans and other                658            747
                                                                               -----------    -----------
Total shareowners' investment                                                       28,642         32,539
                                                                               -----------    -----------
Total liabilities and shareowners' investment                                  $   168,293    $   170,795
                                                                               ===========    ===========



See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Verizon Communications Inc. and Subsidiaries


(Dollars in Millions) (Unaudited)                                                             SIX MONTHS ENDED JUNE 30,
                                                                                                  2002             2001
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before extraordinary item and cumulative effect of accounting change       $      (2,114)   $         733
Adjustments to reconcile income (loss) before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
     Depreciation and amortization                                                               6,676            6,760
     Sales of assets, net                                                                         (220)              (5)
     Mark-to-market adjustment - financial instruments                                              11              153
     Employee retirement benefits                                                                 (726)          (1,118)
     Deferred income taxes                                                                         784             (349)
     Provision for uncollectible accounts                                                        1,465              782
     Loss from unconsolidated businesses                                                         4,904            3,448
     Changes in current assets and liabilities, net of effects from
       acquisition/disposition of businesses                                                      (927)          (2,961)
     Other, net                                                                                    189              215
                                                                                         -------------    -------------
Net cash provided by operating activities                                                       10,042            7,658
                                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                            (5,510)          (9,163)
Acquisitions, net of cash acquired, and investments                                               (998)          (2,212)
Proceeds from disposition of businesses                                                            770               --
Proceeds from spectrum payment refund                                                            1,479               --
Net change in short-term investments                                                             1,126            1,010
Other, net                                                                                        (380)            (510)
                                                                                         -------------    -------------
Net cash used in investing activities                                                           (3,513)         (10,875)
                                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                               5,583            8,253
Repayments of long-term borrowings and capital lease obligations                                (3,938)          (1,604)
Increase (decrease) in short-term obligations, excluding current maturities                     (4,623)             620
Dividends paid                                                                                  (2,096)          (2,079)
Proceeds from sale of common stock                                                                 424              242
Other, net                                                                                         104             (356)
                                                                                         -------------    -------------
Net cash provided by (used in) financing activities                                             (4,546)           5,076
                                                                                         -------------    -------------

Increase in cash and cash equivalents                                                            1,983            1,859
Cash and cash equivalents, beginning of period                                                     979              757
                                                                                         -------------    -------------
Cash and cash equivalents, end of period                                                 $       2,962    $       2,616
                                                                                         =============    =============

See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Verizon Communications Inc. and Subsidiaries
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2001, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2001.

We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.   MERGER CHARGES AND OTHER STRATEGIC ACTIONS

In connection with the Bell Atlantic Corporation-GTE Corporation merger on June 30, 2000, we incurred charges associated with employee severance of $584 million ($371 million after-tax) for the separation of approximately 5,500 management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

During the fourth quarter of 2001, we recorded a special charge of $765 million ($477 million after-tax) for the voluntary and involuntary separation of approximately 10,000 employees. Also, during the second quarter of 2002, we recorded a special charge of $734 million ($475 million after-taxes and minority interest) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. As of June 30, 2002, a total of approximately 8,900 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $1,085 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

Also, during the second quarter of 2002, we recorded pretax charges of $394 million ($254 million after-tax) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom Inc. of $300 million ($183 million after-tax) and other pretax charges of $94 million ($71 million after-tax). In addition, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax) related to a proposed settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. (NorthPoint) to combine the two companies' digital subscriber line (DSL) businesses (see Note
14).

We expect to incur a total of approximately $2 billion of transition costs through the end of 2002 related to the merger and the formation of the wireless joint venture. These costs are incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs incurred through the second quarter of 2002 total $1,931 million. Transition costs for the three and six months ended June 30, 2002 were $102 million and $198 million ($57 million and $109 million after taxes and minority interest), respectively. Transition costs for the three and six months ended June 30, 2001 were $279 million and $442 million ($162 million and $250 million after taxes and minority interest), respectively.

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

During the second quarter of 2001, we completed the sale of the overlapping Cincinnati wireless market. The pretax gain was $80 million ($48 million after-tax). In addition, during the second quarter of 2001, an agreement to sell the overlapping Chicago wireless market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax) related to the expected sale. The sale of the Chicago market closed in the second half of 2001.

4.   EXTRAORDINARY ITEM

During the second quarter of 2002, we recognized a pretax extraordinary gain of $4 million ($3 million after-tax) related to the extinguishment of $243 million of debt prior to the stated maturity date. Results for the six months ended June 30, 2002 include the retirement in the first quarter of 2002 of $1,536 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $15 million ($9 million after-tax).

5.   NET ASSETS HELD FOR SALE

In October 2001, we agreed to sell all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) for $2.2 billion. In early July 2002, we completed the sale of approximately 300,000 switched access lines and related local exchange operations in Alabama to CenturyTel for approximately $1.0 billion in cash. The Missouri sale has been approved by the Missouri Public Service Commission and the Federal Communications Commission (FCC). We expect to close the Missouri transaction in the third quarter of 2002.

Also in October 2001, we agreed to sell approximately 600,000 switched access lines in Kentucky to ALLTEL Corporation for $1.9 billion. This sale was completed on July 31, 2002.

In December 2001, we agreed to sell TSI, for approximately $800 million. The transaction closed on February 14, 2002 (see Note 3).

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


The following table shows certain summarized information related to our investments in marketable securities:

(Dollars in Millions)                                                          GROSS           GROSS
                                                                          UNREALIZED      UNREALIZED
                                                               COST            GAINS          LOSSES       FAIR VALUE
                                                       -------------     ------------    -----------     ------------
AT JUNE 30, 2002
Investments in unconsolidated businesses               $         765     $        625    $       (15)    $      1,375
Other assets                                                     206               26             --              232
                                                       -------------     ------------    -----------     ------------
                                                       $         971     $        651    $       (15)    $      1,607
                                                       =============     ============    ===========     ============
AT DECEMBER 31, 2001
Investments in unconsolidated businesses               $       1,337     $        578    $       (80)    $      1,835
Other assets                                                     243               26             --              269
                                                       -------------     ------------    -----------     ------------
                                                       $       1,580     $        604    $       (80)    $      2,104
                                                       =============     ============    ===========     ============

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

At June 30, 2002 and December 31, 2001, the unrealized gains on marketable securities related primarily to our investment in Telecom Corporation of New Zealand Limited (TCNZ).

Investment Ownership Changes

On January 25, 2002, Verizon exercised its option to purchase an additional 12% of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) common stock, from the government of Puerto Rico. We now hold 52% of TELPRI stock, up from 40% held at December 31, 2001. As a result of gaining control of TELPRI, Verizon changed the accounting for its investment in TELPRI from the equity method to full consolidation, effective January 1, 2002.


On March 28, 2002, Verizon transferred 5.5 million of its shares in CTI Holdings, S.A. (CTI), our wireless investment in Argentina, to an indirectly wholly-owned subsidiary of Verizon and subsequently transferred ownership of that subsidiary to a newly created trust for CTI employees. This decreased our ownership percentage in CTI from 65% to 48%. We also reduced our representation on CTI's Board of Directors from five of nine members to four of nine (subsequently reduced to two of five members). As a result of these actions that surrender control of CTI, we changed the method of accounting for our investment in CTI from consolidation to the equity method.

Investment-Related Charges

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax), including a loss of $2,443 million ($2,443 million after-tax) related to our interest in Genuity Inc. (Genuity) (see "Other Securities" below for additional information); a loss of $580 million ($430 million after-tax) to the market value of our investment in TELUS Corporation (TELUS); a loss of $303 million ($201 million after-tax) to the market value of our investment in Cable & Wireless plc (C&W) and a loss of $232 million ($231 million after-tax) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

During the first quarter of 2002, we recorded a pretax loss of $1,400 million ($1,400 million after-tax) due to the other than temporary decline in the market value of our investment in Compania Anonima Nacional Telefonos de Venezuela (CANTV). As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV's future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

During the first quarter of 2002, we recorded a pretax loss of $516 million ($436 million after-tax) to market value due primarily to the other than temporary decline in the market value of our investment in Metromedia Fiber Network, Inc. (MFN). We wrote off our remaining investment and other financial statement exposure related to MFN in the first quarter of 2002 primarily as a result of its deteriorating financial condition and related defaults. In addition, we delivered to MFN a notice of termination of our fiber optic capacity purchase agreement.

During the first quarter of 2002, we recorded a pretax loss of $230 million ($190 million after-tax) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI as a result of the impact of the deterioration of the Argentinean economy and the devaluation of the Argentinean peso on CTI's financial position. As a result of the first quarter 2002 charge, and a charge recorded in 2001, our financial exposure related to our equity investment in CTI has been eliminated.

During the second quarter of 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax) primarily relating to our investments in C&W, NTL Incorporated (NTL) and MFN. We determined, based on the evaluations described above, that the market value declines in these investments were considered other than temporary.

Other Securities

Prior to the merger of Bell Atlantic and GTE, we owned and consolidated Genuity (a tier-one interLATA Internet backbone and related data business). In June 2000, as a condition of the merger, 90.5% of the voting equity of

Genuity was issued in an initial public offering. As a result of the initial public offering and our loss of control, we deconsolidated Genuity. Our remaining ownership interest in Genuity contained a contingent conversion feature that gave us the option (if prescribed conditions were met), among other things, to regain control of Genuity. Our ability to legally exercise this conversion feature was dependent on obtaining approvals to provide long distance service in the former Bell Atlantic states and satisfaction of other regulatory and legal requirements.

On July 24, 2002, we converted all but one of our shares of Class B common stock of Genuity into shares of Class A common stock of Genuity. We now own just under a 10% voting and economic interest in Genuity. As a result, we have relinquished the right to convert our current ownership into a controlling interest as described above. See Note 14 for additional information on our ongoing business relationship and future commitments to Genuity.

As a result of Genuity's continuing operating losses and a significant decrease in the market price of the Class A common stock of Genuity during the second quarter, we have determined that recoverability of our investment in Genuity is not reasonably assured. As a result, we have recorded a pretax charge of $2,443 million to reduce the carrying value of our interest in Genuity to its estimated fair value.

7.   ACCOUNTING CHANGE - GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting Change

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. The amortization of goodwill included in our investments in equity investees is no longer recorded in accordance with the new rules. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Impact of SFAS No. 142

The following tables present the impact of SFAS No. 142 on reported income
(loss) before extraordinary item and cumulative effect of accounting change, reported net income (loss) and earnings (loss) per share had the standard been in effect for the three and six months ended June 30, 2001:

(Dollars in Millions)                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                                  2002           2001             2002           2001
                                                         -------------   ------------    -------------   ------------
REPORTED INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 $      (2,118)  $     (1,021)   $      (2,114)  $        733
   Goodwill amortization                                            --             14               --             23
   Wireless licenses amortization                                   --             83               --            168
                                                         -------------   ------------    -------------   ------------
ADJUSTED INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                $      (2,118)  $       (924)   $      (2,114)  $        924
                                                         =============   ============    =============   ============

                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                                  2002           2001             2002           2001
                                                         -------------   ------------    -------------   ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE              $        (.78)  $       (.38)   $        (.78)  $        .27
   Goodwill amortization                                            --            .01               --            .01
   Wireless licenses amortization                                   --            .03               --            .06
                                                         -------------   ------------    -------------   ------------
ADJUSTED EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED   $        (.78)  $       (.34)   $        (.78)  $        .34
                                                         =============   ============    =============   ============

(Dollars in Millions)                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                                  2002           2001             2002           2001
                                                         -------------   ------------    -------------   ------------
REPORTED NET INCOME (LOSS)                               $      (2,115)  $     (1,021)   $      (2,616)  $        551
   Goodwill amortization                                            --             14               --             23
   Wireless licenses amortization                                   --             83               --            168
                                                         -------------   ------------    -------------   ------------
ADJUSTED NET INCOME (LOSS)                               $      (2,115)  $       (924)   $      (2,616)  $        742
                                                         =============   ============    =============   ============

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                                  2002           2001            2002            2001
                                                         -------------   ------------    -------------   ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE              $        (.78)  $       (.38)   $        (.96) $         .20
   Goodwill amortization                                            --            .01              --             .01
   Wireless licenses amortization                                   --            .03              --             .06
                                                         -------------   ------------    -------------   ------------
ADJUSTED EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED   $        (.78)  $       (.34)   $        (.96) $         .27
                                                         =============   ============    =============   ============

The preceding tables exclude $27 million and $45 million, or $.01 per share and $.02 per share, in the second quarter and the first six months of 2001, respectively, related to amortization of goodwill and other intangible assets with indefinite lives of equity method investments.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                              DOMESTIC    DOMESTIC                INFORMATION  CORPORATE &
(Dollars in Millions)                          TELECOM    WIRELESS INTERNATIONAL     SERVICES        OTHER     TOTAL
                                             ---------    -------- -------------  -----------  -----------    --------
BALANCE AS OF DECEMBER 31, 2001              $     401    $     --     $    627      $    558     $    112    $  1,698
   Goodwill reclassifications                       --          --          416            29           --         445
   Goodwill acquired during the period              --          --           51            --           --          51
   CTI Goodwill in impairment charge                --          --         (220)           --           --        (220)
   Goodwill impairment losses under SFAS
     No. 142                                       (90)         --           --            (2)        (112)       (204)
                                             ---------    --------     --------      --------     --------    --------
BALANCE AS OF JUNE 30, 2002                  $     311    $     --     $    874      $    585     $     --    $  1,770
                                             =========    ========     ========      ========     ========    ========

Other Intangible Assets

The major components and average useful lives of our other acquired intangible assets follows:

(Dollars in Millions)                                              AS OF JUNE 30, 2002         AS OF DECEMBER 31, 2001
                                                        ------------------------------   -----------------------------
                                                        GROSS CARRYING     ACCUMULATED   GROSS CARRYING     ACCUMULATED
                                                                AMOUNT    AMORTIZATION           AMOUNT    AMORTIZATION
                                                        --------------    ------------   --------------   -------------
 Amortized intangible assets:
   Customer lists (4 to 6 years)                          $      3,372    $      1,563      $     3,349   $       1,279
   Non-network software (3 to 7 years)                           4,009           1,096            3,187             793
   Other (2 to 30 years)                                            50              24               74              29
                                                          ------------    ------------      -----------   -------------
 Total                                                    $      7,431    $      2,683      $     6,610   $       2,101
                                                          ============    ============      ===========   =============
 Unamortized intangible assets:
  Wireless licenses                                       $     38,713                      $    38,055
                                                          ============                      ===========

Intangible assets amortization expense was $285 million and $570 million for the three and six months ended June 30, 2002, respectively. It is estimated to be $926 million for the remainder of 2002, $1,251 million in 2003, $1,130 million in 2004, $921 million in 2005 and $478 million in 2006, primarily related to customer lists and non-network software.

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

The ongoing effect of SFAS No. 133 on our consolidated financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three and six months ended June 30, 2002, we recorded charges to current earnings of $8 million and $11 million, respectively, and income of $20 million and $17 million to other comprehensive income (loss), respectively. The charges to current earnings relate primarily to the mark-to-market adjustments on our long-term call options and the income in other comprehensive income (loss) relates to our cash flow hedges on foreign exchange risk. For the three and six months ended June 30, 2001, we recorded charges to current earnings of $37 million and $153 million, respectively, and losses of $2 million and $14 million to other comprehensive income (loss), respectively. The charges to current earnings in 2001 related primarily to the mark-to-market adjustment on the conversion option on our MFN debt securities and the loss in other comprehensive income (loss) related to our cash flow hedges on foreign exchange risk.

9.   DEBT

Exchangeable Notes

Previously, Verizon Global Funding issued two series of notes that are exchangeable into shares of TCNZ and into C&W and NTL shares.

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

At June 30, 2002 and 2001, the exchange prices of the notes exchangeable into TCNZ and into C&W and NTL shares exceeded the fair market value of the common stocks into which they are exchangeable. Consequently, the notes were recorded at their amortized carrying value with no mark-to-market adjustments recorded in the second quarter or in the first six months of 2002 and 2001. In the second quarter of 2002, we recorded the extinguishment of $243 million of the notes exchangeable into C&W and NTL shares. As of June 30, 2002, $8,000 in principal amount of TCNZ notes has been delivered for exchange.

Support Agreements

All of Verizon Global Funding's debt has the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations or TCNZ; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding's long-term debt, including current portion, aggregated $19,796 million at June 30, 2002. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $61.1 billion at June 30, 2002.

Debt Issuances

In June 2002, Verizon Global Funding issued $1 billion of 6.125% notes due 2007, $600 million of 6.875% notes due 2012 and $400 million of 7.750% notes due 2032 at discounts, resulting in total gross proceeds of approximately $1,978 million.

In May 2002, Verizon New England Inc., a wholly owned subsidiary of Verizon, issued $480 million of 7% quarterly interest Series B debentures due 2042 at par, resulting in gross proceeds of approximately $465 million.

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

10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other gains and losses affecting shareowners' investment that, under generally accepted accounting principles, are excluded from net income.


Changes in the components of other comprehensive income (loss) are as follows:

(Dollars in Millions)                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------    -----------------------------
                                                             2002             2001            2002             2001
                                                     ============     ============    ============     ============
NET INCOME (LOSS)                                    $     (2,115)    $     (1,021)   $     (2,616)    $        551
                                                     ------------     ------------    ------------     ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Foreign currency translation adjustments                      227              100             187              348
Unrealized gains on marketable securities                     284            1,947              99            1,152
Unrealized derivative gains (losses) on cash flow
    hedges                                                     20               (2)             17              (16)
Minimum pension liability adjustment                           --               --             (40)              --
                                                     ------------     ------------    ------------     ------------
                                                              531            2,045             263            1,484
                                                     ------------     ------------    ------------     ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                    $     (1,584)    $      1,024    $     (2,353)    $      2,035
                                                     ============     ============    ============     ============

The increase in the net unrealized gains on marketable securities in 2002 primarily relate to reclassification of after-tax realized losses of $246 million recorded due to the other than temporary decline in market value of certain of our marketable securities in the second quarter of 2002 and our investment in TCNZ (see Note 6). The minimum pension liability was increased in 2002 to include the minimum pension liability of TELPRI (see Note 6). The change in unrealized gains on marketable securities in 2001 primarily relates to the reclassification of after-tax realized losses of $2,926 million recorded primarily due to the other than temporary decline in market value of investments in C&W, NTL and MFN (see Note 6).

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)                                                        AT JUNE 30, 2002   AT DECEMBER 31, 2001
                                                                         --------------------   --------------------
Foreign currency translation adjustments                                 $             (1,261)   $            (1,448)
Unrealized gains on marketable securities                                                 426                    327
Unrealized derivative losses on cash flow hedges                                          (28)                   (45)
Minimum pension liability adjustment                                                      (61)                   (21)
                                                                         --------------------    -------------------
Accumulated other comprehensive loss                                     $               (924)   $            (1,187)
                                                                         ====================    ===================

11.  EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except
         Per Share Amounts)                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                   2002             2001             2002            2001
                                                           ------------     ------------     ------------     ------------
NET INCOME (LOSS)
Income (loss) before extraordinary item and cumulative
   effect of accounting change                             $     (2,118)    $     (1,021)    $     (2,114)    $        733
Extraordinary item, net of tax                                        3               --               (6)              --
Cumulative effect of accounting change, net of tax                   --               --             (496)            (182)
                                                           ------------     ------------     ------------     ------------
Net income (loss)                                          $     (2,115)    $     (1,021)    $     (2,616)    $        551
                                                           ============     ============     ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                               2,726            2,707            2,723            2,706
                                                           ------------     ------------     ------------     ------------
Income (loss) before extraordinary item and cumulative
   effect of accounting change                             $       (.78)    $       (.38)    $       (.78)    $        .27
Extraordinary item, net of tax                                       --               --               --              --
Cumulative effect of accounting change, net of tax                   --               --             (.18)            (.07)
                                                           ------------     ------------     ------------     ------------
Net income (loss)                                          $       (.78)    $       (.38)    $       (.96)    $        .20
                                                           ============     ============     ============     ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Weighted-average shares outstanding                               2,726            2,707            2,723            2,706
Effect of dilutive securities                                        --               --               --               22
                                                           ------------     ------------     ------------     ------------
Weighted-average shares outstanding - diluted                     2,726            2,707            2,723            2,728
                                                           ============     ============     ============     ============
Income (loss) before extraordinary item and cumulative
   effect of accounting change                             $       (.78)    $       (.38)    $       (.78)    $        .27
Extraordinary item, net of tax                                       --               --               --               --
Cumulative effect of accounting change, net of tax                   --               --             (.18)            (.07)
                                                           ------------     ------------     ------------     ------------
Net income (loss)                                          $       (.78)    $       (.38)    $       (.96)    $        .20
                                                           ============     ============     ============     ============

Stock options for 226 million shares for the three months ended June 30, 2002 and 171 million shares for the six months ended June 30, 2002 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and six months ended June 30, 2001, the number of shares not included in the computation of diluted earnings per share was 116 million and 117 million, respectively.

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

REPORTABLE SEGMENTS

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 --------------------------------    -------------------------------
                                                            2002             2001             2002              2001
                                                 ---------------    -------------    -------------     -------------
EXTERNAL OPERATING REVENUES
Domestic Telecom                                 $        10,306    $      10,817    $      20,631     $      21,601
Domestic Wireless                                          4,726            4,373            9,090             8,411
International                                                728              586            1,452             1,111
Information Services                                         936              970            1,739             1,754
                                                 ---------------    -------------    -------------     -------------
Total segments                                            16,696           16,746           32,912            32,877
Reconciling items                                            139              163              298               298
                                                 ---------------    -------------    -------------     -------------
Total consolidated - reported                    $        16,835    $      16,909    $      33,210     $      33,175
                                                 ===============    =============    =============     =============

INTERSEGMENT REVENUES
Domestic Telecom                                 $           162    $         136    $         311     $         272
Domestic Wireless                                             12               10               22                18
International                                                 26               12               53                14
Information Services                                          --               14               --                19
                                                 ---------------    -------------    -------------     -------------
Total segments                                               200              172              386               323
Reconciling items                                           (200)            (172)            (386)             (323)
                                                 ---------------    -------------    -------------     -------------
Total consolidated - reported                    $            --    $          --    $          --     $          --
                                                 ===============    =============    =============     =============

TOTAL OPERATING REVENUES
Domestic Telecom                                 $        10,468    $      10,953    $      20,942     $      21,873
Domestic Wireless                                          4,738            4,383            9,112             8,429
International                                                754              598            1,505             1,125
Information Services                                         936              984            1,739             1,773
                                                 ---------------    -------------    -------------     -------------
Total segments                                            16,896           16,918           33,298            33,200
Reconciling items                                            (61)              (9)             (88)              (25)
                                                 ---------------    -------------    -------------     -------------
Total consolidated - reported                    $        16,835    $      16,909    $      33,210     $      33,175
                                                 ===============    =============    =============     =============

SEGMENT INCOME (LOSS)
Domestic Telecom                                 $         1,232    $       1,361    $       2,498     $       2,711
Domestic Wireless                                            240              151              437               249
International                                                256              243              467               453
Information Services                                         260              298              473               510
                                                 ---------------    -------------    -------------     -------------
Total segment income                                       1,988            2,053            3,875             3,923
Reconciling items                                         (4,103)          (3,074)          (6,491)           (3,372)
                                                 ---------------    -------------    -------------     -------------
Total consolidated net income (loss) - reported  $        (2,115)   $      (1,021)   $      (2,616)    $         551
                                                 ===============    =============    =============     =============

(Dollars in Millions)                                                           JUNE 30, 2002      DECEMBER 31, 2001
                                                                             ----------------      -----------------
ASSETS
Domestic Telecom                                                             $         81,581       $         82,635
Domestic Wireless                                                                      61,440                 60,262
International                                                                          12,455                 14,324
Information Services                                                                    4,209                  4,160
                                                                             ----------------       ----------------
Total segments                                                                        159,685                161,381
Reconciling items                                                                       8,608                  9,414
                                                                             ----------------       ----------------
Total consolidated                                                           $        168,293       $        170,795
                                                                             ================       ================

Major reconciling items between the segments and the consolidated results are as follows:

(Dollars in Millions)                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                             2002             2001             2002            2001
                                                    -------------     ------------     -------------   -------------
TOTAL REVENUES
Corporate, eliminations and other                   $         (61)    $         (9)    $         (88)  $         (25)
                                                    -------------     ------------     -------------   -------------

NET INCOME (LOSS)
Mark-to-market adjustment - financial
    instruments (see Note 8)                        $          (8)    $        (37)    $         (11)  $        (151)
Sales of assets, net (see Note 3)                              --                3               116               3
Transition costs (see Note 2)                                 (57)            (162)             (109)           (250)
Severance (see Note 2)                                       (475)              --              (475)             --
Cumulative effect of accounting change (see Note
    7 and Note 8)                                              --               --              (496)           (182)
Investment-related charges (see Note 6)                    (3,305)          (2,926)           (5,331)         (2,926)
NorthPoint settlement (see Note 2)                           (114)              --              (114)             --
WorldCom exposure and other special items (see
    Note 2 and Note 4)                                       (251)              --              (260)             --
Corporate, eliminations and other                             107               48               189             134
                                                    -------------     ------------     -------------   -------------
                                                    $      (4,103)    $     (3,074)    $      (6,491)  $      (3,372)
                                                    =============     ============     =============   =============

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation and the results of other businesses such as lease financing. We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC's cancellation and repossession of NextWave's licenses was unlawful. The FCC sought a stay of the court's decision which was denied. The FCC subsequently reinstated NextWave's licenses but it did not return Verizon Wireless's payment on the NextWave licenses nor did it acknowledge that the court's decision extinguished Verizon Wireless's obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit's decision. On March 4, 2002, the U.S. Supreme Court granted the FCC's petition and agreed to hear the appeal. Oral argument on the appeal has been scheduled for October 8, 2002, with a decision by the U.S. Supreme Court expected in early 2003.

In April 2002, the FCC returned $1,479 million of Verizon Wireless's $1,822 million license payment and stated its view that Verizon Wireless remains obligated to purchase the licenses if and when the FCC succeeds in regaining them from NextWave. On April 4, 2002, Verizon Wireless filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that Verizon Wireless has no further performance obligations with respect to the reauction, and money damages. On April 8, 2002, Verizon Wireless filed a petition with the U.S. Court of Appeals for the District of Columbia seeking a declaration that the auction obligation is voidable and a return of its remaining down payment of $261 million. Both of these matters are pending.

In December 2001, Verizon Wireless and Price Communications Corp. (Price) announced that an agreement had been reached combining Price's wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The resulting limited partnership will be controlled and managed by Verizon Wireless. Price's partnership interest will be exchangeable into Verizon Wireless or Verizon stock, subject to several conditions including an exchange price minimum and maximum. Price's shareholders approved the transaction on July 23, 2002, and the transaction is now expected to close in the third quarter of 2002.

In 2001, we agreed to provide up to $2.0 billion in financing to Genuity with maturity in 2005 and have loaned $1,150 million of that commitment to date, which was included in our analysis of financial statement exposure to Genuity (see Note 6). As a result of our recent decision to convert all but one of our shares of Class B common stock of Genuity into shares of Class A common stock of Genuity and relinquish our right to convert to a controlling interest in Genuity, we are no longer committed to fund the additional $850 million under the $2.0 billion agreement. Our commercial relationship with Genuity will continue, which includes a five-year purchase commitment for Genuity services such as dedicated Internet access, managed web hosting and Internet security. Under this purchase commitment, which terminates in 2005, Verizon has agreed to pay Genuity a minimum of $500 million over five years for its services, of which we have satisfied $230 million as of June 30, 2002.

In addition, under the terms of an investment agreement relating to our wireless joint venture, Vodafone Group plc (Vodafone) may require us or Verizon Wireless to purchase up to an aggregate of $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value. The purchase of up to $10 billion, in cash or stock at our option, may be required in the summer of 2003 or 2004, and the remainder, which may not exceed $10 billion at any one time, in the summers of 2005 through 2007. Vodafone has the option to require us or Verizon Wireless to satisfy up to $7.5 billion of the remainder with cash or contributed debt.

As previously discussed in Note 2, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax) for a proposed settlement of the NorthPoint litigation. The lawsuit arose from Verizon's decision to terminate an agreement with NorthPoint to combine the two companies' DSL businesses. Verizon terminated the merger agreement due to the deterioration in NorthPoint's business, operations and financial condition. The proposed settlement is subject to approval by the bankruptcy court, expected in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Verizon Communications Inc. is one of the world's leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 135.1 million access line equivalents and 30.3 million wireless customers. Verizon is also the largest directory publisher in the world. With more than $67 billion in annual revenues and approximately 241,000 employees, Verizon's global presence extends to more than 40 countries in the Americas, Europe, Asia and the Pacific.


We have four reportable segments, which we operate and manage as strategic business units: Domestic Telecom, Domestic Wireless, International and Information Services. Domestic Telecom includes local, long distance and other telecommunication services. Domestic Wireless products and services include wireless voice and data services, paging services and equipment sales. International operations include wireline and wireless communications operations and investments in the Americas, Europe, Asia and the Pacific. Information Services consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as includes website creation and other electronic commerce services.

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

Reported consolidated revenues were $16,835 million and $33,210 million for the quarter and the six months ended June 30, 2002, respectively, compared to $16,909 million and $33,175 million for the quarter and six months ended June 30, 2001, respectively. Reported consolidated expenses were $14,152 million and $27,016 million for the second quarter and the first six months of 2002, respectively, compared to $13,108 million and $25,767 million, respectively, for the same periods of 2001. Prior year reported consolidated revenues and operating expenses were not adjusted to reflect the deconsolidation of CTI Holdings, S.A. (CTI) to the equity method and the consolidation of Telecomunicaciones de Puerto Rico, Inc. (TELPRI). See "Segment Results of Operations - International" for additional discussion of the CTI and TELPRI transactions. We reported net losses of $2,115 million ($.78 per diluted share) and $2,616 million ($.96 per diluted share) for the quarter and six months ended June 30, 2002, respectively, compared to a net loss of $1,021 million ($.38 per diluted share) and net income of $551 million ($.20 per diluted share) for the quarter and six months ended June 30, 2001, respectively.

Reported consolidated revenues decreased by $74 million, or 0.4% in the second quarter of 2002 and grew by $35 million, or 0.1% in the first six months of 2002, compared to the similar periods of the prior year. For the second quarter and the first half of 2002, reported consolidated operating expenses increased $1,044 million, or 8.0% and increased $1,249 million, or 4.8% compared to the similar periods of 2001, respectively. In the second quarter and six months ended June 30, 2002, higher Domestic Wireless and International revenues and expenses were offset by lower Domestic Telecom revenues and expenses compared to the similar periods of 2001 (see summary below and "Segment Results of Operations"). In addition, operating expenses in the current quarter are impacted by severance costs and other special charges primarily related to our financial statement exposure to WorldCom Inc. and a proposed settlement of a litigation matter involving NorthPoint Communications Group, Inc. (NorthPoint), partially offset by lower transition costs, compared to the second quarter of 2001. Operating expenses in the first six months of 2002 also include a portion of our investment-related charges, partially offset by a net gain on asset sales compared to the similar period of 2001 (see summary below and "Special Items"). The significant items impacting net income also include higher investment-related charges in the current quarter, partially offset by lower unfavorable mark-to-market adjustments related to financial instruments compared to the second quarter of 2001, and a higher cumulative effect of accounting change, partially offset by lower unfavorable mark-to-market adjustments related to financial instruments, in the first six months of 2002 compared to the similar period of 2001. These items are described in the "Special Items" section.

CONSOLIDATED REVENUES

Domestic Wireless revenues grew by $355 million, or 8.1%, in the second quarter of 2002 and $683 million, or 8.1%, for the six months ended 2002 compared to the similar periods in 2001. This increase was primarily due to an 8.5% increase in subscribers, partially offset by a slight decline in average service revenue per subscriber. Average service revenue per subscriber decreased 1.4% to slightly under $49 for the quarter and by 1.1% to $47 for the six months ended 2002 compared to the similar periods in 2001.

Revenues earned by our International segment grew by $156 million, or 26.1%, in the second quarter of 2002 and $380 million, or 33.8% in the first six months of 2002 as compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first six months of 2001 to be comparable with 2002, revenues earned from our international businesses declined by $74 million, or 8.9%, in the second quarter of 2002 and $50 million, or 3.2%, in the first six months of 2002 as compared to the similar periods in 2001 primarily due to weak economies and increased competition in Latin America.

The decline in Domestic Telecom's revenues in the current quarter and six months ended June 30, 2002 was driven by lower local and other services, partially offset by higher network access services for the six months ended June 30, 2002. The decline in local service revenues of $315 million, or 5.7% in the second quarter of 2002 and $700 million, or 6.3% in the first half of 2002 was largely due to lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Revenues from other services declined $208 million, or 16.6% in the second quarter of 2002 and $451 million, or 18.1% in the first half of 2002. This decline was substantially due to lower sales of customer premises equipment to some major customers and a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services. Our network access revenues grew $184 million, or 2.7% in the first half of 2002. This growth was mainly attributable to higher customer demand for data transport services (primarily special access services and digital subscriber line, or DSL).

CONSOLIDATED OPERATING EXPENSES

Domestic Wireless's operations and support expenses increased by $229 million, or 8.1%, in the second quarter 2002 and $411 million, or 7.5%, for the six months ended June 30, 2002 compared to the similar periods in 2001. This increase was primarily due to increased salary and wage expense, advertising and billing and data processing charges and selling expenses related to an increase in gross customer additions in the second quarter 2002 compared to the second quarter 2001, partially offset by cost savings resulting from headcount reductions. Partially offsetting this increase, Domestic Wireless's depreciation and amortization decreased by $102 million, or 11.5%, for the quarter ended June 30, 2002 and by $240 million, or 13.3%, in the six months ended June 30, 2002 compared to the similar periods in 2001. The decrease was primarily attributable to a reduction of amortization expense from the adoption of Statement of Financial Accounting Standards (SFAS) No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was partially offset by increased depreciation expense related to the increase in depreciable assets related to an increased asset base.

International's operations and support expenses increased by $42 million, or 9.7%, in the second quarter of 2002 and $156 million, or 19.1%, in the first six months of 2002 as compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first six months of 2001 to be comparable with 2002, operations and support expenses decreased $51 million, or 9.7%, in the second quarter of 2002 and $8 million, or 0.8%, in the first six months of 2002 as compared to the similar periods in 2001 reflecting lower variable costs associated with reduced sales volumes in Latin America offset in part by higher variable start-up costs. Adjusting the quarter and first six months of 2001 to be comparable with 2002, depreciation and amortization expense decreased $7 million, or 4.9%, in the second quarter of 2002 and $10 million, or 3.5%, in the first six months of 2002 as compared to the similar periods in 2001.

Domestic Telecom's operations and support expenses decreased by $312 million, or 5.3% in the second quarter of 2002 and $691 million, or 5.8% in the first half of 2002 principally due to lower costs at our domestic telephone operations. These reductions were attributable to reduced spending for materials and contracted services, lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. Operating costs have also decreased due to business integration activities, achievement of merger synergies and other effective cost containment measures, including lower spending by non-strategic businesses, and favorable adjustments to ongoing expense estimates as a result of specific regulatory decisions in New York and other states. These cost reductions were partially offset by higher costs associated with our growth businesses such as data and long distance services. Increased costs associated with higher uncollectible accounts receivable and salary and wage increases for employees further offset cost reductions in both periods of 2002. Pension income, net of postretirement benefit costs, was $335 million and $657 million for the second quarter and year-to-date 2002, respectively, compared to $420 million and $762 million for the second quarter and year-to-date 2001, respectively. Partially offsetting this decrease, Domestic Telecom's depreciation and amortization expense increased by $49 million, or 2.1% in the second quarter of 2002 and $131 million, or 2.8% in the first half of 2002. This expense increase was principally due to growth and a change in the mix of depreciable telephone plant and increased software amortization costs partially offset by the effect of lower rates of depreciation.

Consolidated operating expenses in the second quarter of 2002 include $692 million of severance charges, $394 million of special charges primarily related to our financial statement exposure to WorldCom Inc. and a charge of $175 million related to the NorthPoint litigation matter, partially offset by lower transition costs of $102 million compared to $279 million in the second quarter of 2001. For the six months ended June 30, 2002, consolidated operating expenses also include $227 million of investment-related charges, partially offset by lower transition costs of $198 million compared to $442 million in the first six months of 2001 and a net pretax gain of $220 million primarily resulting from the sale of a business and exit activities.

CONSOLIDATED NET INCOME (LOSS)

Total segment income was driven by the after-tax impact of operating revenues and operating expenses, after minority interests. Our reported results for all periods were primarily affected by special items. These special items, described in detail on pages 25 to 27, impacted net income (loss) by $4,210 million ($1.55 per diluted share) and $6,680 million ($2.45 per diluted share) in the current quarter and the first six months of 2002, respectively, and by $3,122 million ($1.15 per diluted share) and $3,506 million ($1.29 per diluted share) in the comparable periods of 2001, respectively. In addition, for the three and six months ended June 30, 2002, our net losses were impacted by lower interest expense and by higher minority interest and income taxes, compared to the similar periods of the prior year. See "Other Consolidated Results" for additional discussion of these items.

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

DOMESTIC TELECOM

Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 30 states and the District of Columbia. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

OPERATING REVENUES

(Dollars in Millions)         THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                              ---------------------------                  ----------------------------
                                     2002            2001      % CHANGE           2002             2001    % CHANGE
                              -----------     -----------     ---------    -----------    -------------  ----------
Local services                $     5,230     $     5,545         (5.7)%   $    10,465    $      11,165        (6.3)%
Network access services             3,418           3,399           .6           6,875            6,691         2.7
Long distance services                777             758          2.5           1,556            1,520         2.4
Other services                      1,043           1,251        (16.6)          2,046            2,497       (18.1)
                              -----------     -----------                  -----------    -------------
                              $    10,468     $    10,953         (4.4)    $    20,942    $      21,873        (4.3)

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

The decline in local service revenues of $315 million, or 5.7% in the second quarter of 2002 and $700 million, or 6.3% in the first half of 2002 was largely due to lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our switched access lines in service declined 3.3% from June 30, 2001, primarily reflecting the impact of the economic slowdown and competition for some local services. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines of 2.1% from a year ago. The primary contributor to the decline in residential access lines is negative growth in additional lines, with second line penetration at 19% at June 30, 2002, compared to 20% at the similar period last year. At the same time, business access lines have declined 5.3% from a year ago, primarily reflecting the continued weakness in the economy. Local service revenues were also negatively impacted in both periods of 2002 by one-time billing increases recorded in the prior year.

These factors were partially offset by higher payments received from CLECs for interconnection of their networks with our network and by increased sales of packaged wireline services. Sales of packages of wireline services increased by 27% year-over-year, with over half of our new lines installed with packages. Furthermore, we have expanded our new ONE-BILL service, which bundles Verizon wireline and wireless charges on a single monthly bill. This service was expanded in the second quarter of 2002 to Vermont, Maine and New Hampshire, after successful launches in New York, Massachusetts, New Jersey and Connecticut.

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

Our network access revenues grew $19 million, or 0.6%, in the second quarter of 2002 and $184 million, or 2.7% in the first half of 2002. This growth was mainly attributable to higher customer demand for data transport services (primarily special access services and DSL) that grew 7.5% and 8.9% in the second quarter and first six months of 2002, respectively. Special access revenue growth reflects strong demand in the business market for high-capacity, high-speed digital services. Voice-grade equivalents (switched access lines and data circuits) grew 7.9% from June 30, 2001 as more customers chose digital services. We added 150,000 new DSL lines in the second quarter of 2002 and 300,000 lines year-to-date, for a total of 1.5 million lines in service at June 30, 2002, a nearly 80% year-over-year increase. Currently, 55% of our total access lines qualify for DSL service. At the same time, customer service levels continue to show improvement through a reduction in the DSL order provisioning interval from more than fifteen days a year ago to five days by the second quarter 2002, and we have nearly reached a 100% self installation rate by our customers.

Volume-related growth was partially offset by price reductions of approximately $40 million in the second quarter of 2002 and $90 million year-to-date associated with federal and state price cap filings and other regulatory decisions. Revenue growth in both periods of 2002 was also affected by the slowing economy, as reflected by declines in minutes of use from carriers and CLECs of 7.4% in the second quarter 2002 and 7.5% year-to-date from the similar periods last year.


WorldCom Inc. currently has several long-term contracts with us for the provision of various network access products and services. If WorldCom Inc. terminated those contracts, our network access revenues would be lower in future periods. Lower revenues as a result of cancelling these contracts could be partially offset with termination liabilities and/or migration of customers to other interexchange carriers that interconnect with us.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.


Long distance service revenues increased $19 million, or 2.5% in the second quarter of 2002 and $36 million, or 2.4% in the first half of 2002, primarily as a result of revenue growth from our interLATA long distance services offered throughout the region. We now offer long distance service in 44 states and to more than 80% of our local telephone customers across the country. More than 45% of our long distance customers come from states where service was most recently introduced - New York, Massachusetts, Pennsylvania, Connecticut, Rhode Island and Vermont. In June 2002, we received Federal Communications Commission (FCC) approval to sell long distance in Maine and New Jersey and began offering service in those states in July 2002. We added 800,000 new long distance customers in the second quarter of 2002 and 1.6 million new customers in the first half of 2002. At June 30, 2002, we had a total of 9.0 million long distance customers nationwide, representing an increase of 3.0 million long distance customers year-over-year or nearly 51% customer growth and 26% revenue growth from the similar period last year. We currently have applications at the FCC for New Hampshire, Delaware and Virginia. The FCC must decide on the New Hampshire and Delaware applications by September 25, 2002 and decide on the Virginia application by October 30, 2002. We are targeting completion of the FCC filing process in all former Bell Atlantic jurisdictions by year-end.

This growth was partially offset by the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. However, in the second quarter of 2002, we saw a net win-back in customers for intraLATA toll services in the states where interLATA long distance service has been introduced. Technology substitution and lower access line growth due to the slowing economy also affected long distance services revenue growth.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment services. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, and data solutions and systems integration businesses.


Revenues from other services declined $208 million, or 16.6% in the second quarter of 2002 and $451 million, or 18.1% in the first half of 2002. This decline was substantially due to lower sales of customer premises equipment to some major customers and a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services.


OPERATING EXPENSES

(Dollars in Millions)            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                 ---------------------------                 --------------------------
                                         2002           2001     % CHANGE           2002           2001     % CHANGE
                                 ------------    -----------     --------    -----------    -----------     --------
Operations and support           $      5,592    $     5,904       (5.3)%    $    11,170    $    11,861        (5.8)%
Depreciation and amortization           2,393          2,344        2.1            4,758          4,627         2.8
                                 ------------    -----------                 -----------    -----------
                                 $      7,985    $     8,248       (3.2)     $    15,928    $    16,488        (3.4)

Operations and Support

Operations and support expenses, which consist of employee costs and other operating expenses, decreased by $312 million, or 5.3% in the second quarter of 2002 and $691 million, or 5.8% in the first half of 2002 principally due to lower costs at our domestic telephone operations. These reductions were attributable to reduced spending for materials and contracted services, lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. We have reduced our full-time headcount by 21,000 employees, or 10.8% from a year ago and 6,400 employees, or 3.6% since year-end 2001. We have reduced overtime hours per employee, per week, by 38.4% from a year ago. Operating costs have also decreased due to business integration activities and achievement of merger synergies. Other effective cost containment measures, including lower spending by non-strategic businesses, and favorable adjustments to ongoing expense estimates as a result of specific regulatory decisions in New York and other states also contributed to cost reductions in both periods of 2002. These cost reductions are reflected in improved productivity levels of 9.1% for installation and 6.4% for repair services, as compared to the second quarter of 2001. Furthermore, we have reduced rework service levels from a year ago by 11.7% for installation and 20.9% for repair, and repair dispatches have declined by more than 11.5% since the second quarter of 2001.

These cost reductions were partially offset by higher costs associated with our growth businesses such as data and long distance services. Increased costs associated with higher uncollectible accounts receivable and salary and wage increases for employees further offset cost reductions in both periods of 2002. Pension income, net of postretirement benefit costs, was $335 million and $657 million for the second quarter and year-to-date 2002, respectively, compared to $420 million and $762 million for the second quarter and year-to-date 2001, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $49 million, or 2.1% in the second quarter of 2002 and $131 million, or 2.8% in the first half of 2002. This expense increase was principally due to growth and a change in the mix of depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

SEGMENT INCOME

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                ---------------------------                  --------------------------
                                         2002          2001      % CHANGE            2002         2001     % CHANGE
                                 ------------   -----------    ----------     -----------   ----------    ---------
Segment Income                   $      1,232   $     1,361        (9.5)%     $     2,498   $     2,711      (7.9)%

Segment income decreased by $129 million, or 9.5% in the second quarter of 2002 and $213 million, or 7.9% on year-to-date, compared to the similar periods last year, primarily as a result of the after-tax impact of operating revenues and operating expenses described above.

DOMESTIC WIRELESS

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.


OPERATING REVENUES

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                ---------------------------                  --------------------------
                                         2002          2001      % CHANGE            2002          2001    % CHANGE
                                --------------   ----------    ----------    ------------   -----------   ---------
Wireless services                 $      4,738   $    4,383          8.1%    $      9,112   $     8,429        8.1%

Revenues earned from our consolidated wireless segment grew by $355 million, or 8.1%, in the second quarter of 2002 and $683 million, or 8.1%, for the six months ended June 30, 2002 compared to the similar periods in 2001. This increase was primarily due to an 8.5% increase in subscribers, partially offset by a slight decline in average service revenue per subscriber.

Our Domestic Wireless segment ended the second quarter 2002 with 30.3 million subscribers, compared to 27.9 million subscribers at the end of the second quarter 2001, an increase of 8.5%. Approximately 25 million, or 83%, of these customers subscribe to digital service, compared to 64% in the second quarter 2001. Approximately 1.1 million net retail customers were added during the second quarter of 2002, partially offset by a net reduction of wholesale customers of 378,000 driven primarily by subscribers related to WorldCom Inc. Overall, total customers including wholesale increased by 723,000. Total churn, including retail and wholesale, remained constant at 2.3% in the second quarter of 2002 and decreased to 2.4% for the six months ended June 30, 2002, compared to 2.6% for the similar period in 2001.

Average service revenue per subscriber decreased 1.4% to slightly under $49 for the second quarter of 2002 and by 1.1% to $47 for the six months ended June 30, 2002 compared to the similar periods in 2001. This decrease is mainly attributable to decreased roaming and long distance revenues for the second quarter of 2002 compared to the second quarter of 2001. Offsetting these decreases was the launch of America's Choice in February 2002. Since then, approximately 61% of new contract customers chose the America's Choice plans. Nearly 21% of America's Choice subscribers are on price plans with monthly access of $55 and above. In addition, retail customers, who generally have higher service revenue, now comprise approximately 95% of the subscriber base, compared to 92% in the second quarter of 2001. The overall composition of the customer base is 90% contract retail customers, 5% retail prepaid and 5% resellers.

The Express Network, which was launched in the first quarter of 2002 and is based on third generation 1XRTT technology, now covers a population of 145 million or approximately 65% of Verizon Wireless' network in second quarter of 2002 compared to a population of 74 million, or approximately one-third of the Domestic Wireless network in first quarter 2002.

OPERATING EXPENSES

(Dollars in Millions)            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                 ---------------------------                 -------------------------
                                         2002           2001      % CHANGE          2002           2001     % CHANGE
                                  -----------    -----------    ----------   -----------    -----------   ----------
Operations and support            $     3,046    $     2,817         8.1%    $     5,865    $     5,454         7.5%
Depreciation and amortization             785            887       (11.5)          1,566          1,806       (13.3)
                                  -----------    -----------                 -----------    -----------
                                  $     3,831    $     3,704         3.4     $     7,431    $     7,260         2.4

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $229 million, or 8.1%, in the second quarter 2002 and $411 million, or 7.5%, for the six months ended June 30, 2002 compared to the similar periods in 2001. This increase was primarily due to increased salary and wage expense, advertising, billing and data processing charges and selling expenses related to an increase in gross customer additions in the second quarter 2002 compared to the second quarter 2001, partially offset by cost savings resulting from headcount reductions occurring earlier this year.

Depreciation and Amortization

Depreciation and amortization decreased by $102 million, or 11.5%, in the second quarter 2002 and by $240 million, or 13.3%, for the six months ended June 30, 2002 compared to the similar periods in 2001. The decrease was primarily attributable to a reduction of amortization expense from the adoption of SFAS No. 142, effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was partially offset by increased depreciation expense related to the increase in depreciable assets related to an increased asset base.


SEGMENT INCOME

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                ---------------------------                  --------------------------
                                         2002         2001       % CHANGE            2002          2001      % CHANGE
                                -------------    ----------     ---------    ------------   -----------     ---------
Segment Income                    $       240    $      151         58.9%    $        437   $       249         75.5%

Segment income increased by $89 million, or 58.9% in the second quarter of 2002 and by $188 million, or 75.5%, for the six months ended June 30, 2002 when compared to the similar period in 2001. The increase is primarily due to the result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest.

The significant increase in minority interest of $102 million, or 44.0% to $334 million in second quarter 2002 and $219 million, or 56.6% to $606 million for the six months ended June 30, 2002 was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

INTERNATIONAL

Our International segment includes international wireline and wireless telecommunication operations and investments in the Americas, Europe, Asia and the Pacific. Our consolidated international investments as of June 30, 2002 included Grupo Iusacell, S.A. de C.V. (Iusacell) (Mexico), CODETEL, C. por A. (Codetel) (Dominican Republic), TELPRI (Puerto Rico), Micronesian Telecommunications Corporation (Northern Mariana Islands) and Global Solutions Inc. (GSI). Those investments in which we have less than a controlling interest are accounted for by either the cost or equity method.

On January 25, 2002, we exercised our option to purchase an additional 12% of TELPRI common stock, from the government of Puerto Rico. We now hold 52% of TELPRI stock, up from 40% held at December 31, 2001. As a result of gaining control over TELPRI, we changed the accounting for this investment from the equity method to full consolidation, effective January 1, 2002. Accordingly, TELPRI's net results are reported as a component of Income from Unconsolidated Businesses for the three and six month periods ended June 30, 2001, while 2002 results of operations are included in consolidated revenues and expenses in the tables below.

On March 28, 2002, we transferred 5.5 million of our shares in CTI to an indirectly wholly-owned subsidiary of Verizon and subsequently transferred ownership of that subsidiary to a newly created trust for CTI employees. This decreased our ownership percentage in CTI from 65% to 48%. We also reduced our representation on CTI's Board of Directors from five of nine members to four of nine (subsequently reduced to two of five members). As a result of these actions that surrender control of CTI, we changed our method of accounting for this investment from consolidation to the equity method. On June 3, 2002, as a result of an option exercised by Telfone (BVI) Limited (Telfone), a CTI shareholder, Verizon acquired approximately 5.3 million additional CTI shares. Also on June 3, 2002, we transferred ownership of a wholly owned subsidiary of Verizon that held 5.4 million CTI shares to a second independent trust leaving us with an approximately 48% non-controlling interest in CTI. In addition, during the first quarter of 2002, we wrote our remaining investment in CTI, including those shares we were contractually committed to purchase under the Telfone option, down to zero (see "Special Items"). Since we have no other future commitments or plans to fund CTI's operations and we have written our investment down to zero, in accordance with the accounting rules for equity method investments, we are no longer recording operating income or losses related to CTI's operations. CTI's results of operations are reported in revenues and expenses for the three and six month periods ended June 30, 2001, while 2002 revenues and expenses are not included in the tables below.


OPERATING REVENUES

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                ---------------------------                  --------------------------
                                         2002          2001      % CHANGE            2002          2001      % CHANGE
                                -------------    ----------      --------    ------------   -----------      --------
Operating revenues                $       754    $      598          26.1%    $      1,505   $     1,125         33.8%

Revenues earned from our international businesses grew by $156 million, or 26.1%, in the second quarter of 2002 and $380 million, or 33.8% in the first six months of 2002 as compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first six months of 2001 to be comparable with 2002, revenues earned from our international businesses declined by $74 million, or 8.9%, in the second quarter of 2002 and $50 million, or 3.2%, in the first six months of 2002 as compared to the similar periods in 2001. These decreases in revenues are primarily due to the weak economies and increased competition in Latin America. These decreases were offset in part by higher revenues generated by the GSI network, which began its commercial operations in the first quarter of 2001.

OPERATING EXPENSES

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                ---------------------------                  --------------------------
                                         2002          2001      % CHANGE            2002          2001     % CHANGE
                                -------------    ----------      --------    ------------   -----------     --------
Operations and support            $       474    $      432           9.7%   $        972   $       816         19.1%
Depreciation and amortization             137           114          20.2             273           219         24.7
                                  -----------    ----------                  ------------   -----------
                                  $       611    $      546          11.9    $      1,245   $     1,035         20.3

Operations and Support

Operations and support expenses, which include employee costs and other operating expenses, increased by $42 million, or 9.7%, in the second quarter of 2002 and $156 million, or 19.1%, in the first six months of 2002 as compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first six months of 2001 to be comparable with 2002, operations and support expenses decreased $51 million, or 9.7%, in the second quarter of 2002 and $8 million, or 0.8%, in the first six months of 2002 as compared to the similar periods in 2001. These decreases reflect lower variable costs associated with reduced sales volumes in Latin America offset in part by higher variable costs associated with the increased revenues and start-up of GSI's operations.

Depreciation and Amortization

Depreciation and amortization expense increased by $23 million, or 20.2%, in the second quarter of 2002 and $54 million, or 24.7%, in the first six months of 2002 as compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first six months of 2001 to be comparable with 2002, depreciation and amortization expense decreased $7 million, or 4.9%, for the second quarter of 2002 and $10 million, or 3.5%, for the first six months of 2002 as compared to the similar periods in 2001. These decreases were attributable to the January 1, 2002 cessation of the amortization of goodwill and intangible assets with indefinite lives as required by SFAS No.142, offset in part by increased depreciation due to ongoing network capital expenditures necessary to meet the increase in subscriber base.


SEGMENT INCOME

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                ---------------------------                 --------------------------
                                        2002           2001      % CHANGE          2002          2001      % CHANGE
                                -------------    ----------     ---------   -----------     ----------    ---------
Segment Income                    $       256    $      243          5.3%     $     467     $      453        3.1%

Segment income increased by $13 million, or 5.3%, for the second quarter of 2002 as compared to the similar period in 2001. The increase is primarily the result of the after-tax impact of operating revenues and operating expenses described above, as well as an increase in income from unconsolidated businesses partially offset by the impact on Iusacell of fluctuations of the Mexican peso of $104 million, before minority interest benefit of $64 million. An after-tax gain on the sale of a portion of our interest in Taiwan Cellular Corporation of $31.5 million was recorded in the second quarter of 2002, compared to an after-tax gain on the sale of our interest in QuebecTel in the second quarter of 2001 of $63.7 million. Proportionate wireless subscribers grew 9.8% over the second quarter 2001 to 8.7 million. Segment income increased by $14 million, or 3.1%, for the first six months of 2002 as compared to the similar period in 2001. The increase is primarily the result of the after-tax impact of operating revenues and operating expenses described above, partially offset by a decrease in income from unconsolidated businesses and the impact on Iusacell of fluctuations of the Mexican peso of $108 million, before minority interest benefit of $67 million. The favorable impact on minority interest expense of losses at Iusacell was offset by the consolidation of TELPRI and the deconsolidation of CTI for the second quarter and six months ended June 30, 2002 as compared to the similar periods in 2001.

Income from unconsolidated businesses increased by $9 million, or 3.4%, for the second quarter of 2002 and decreased by $32 million, or 6.6%, for the first six months of 2002 as compared to the similar periods in 2001. Adjusting the quarter and first six months of 2001 for the consolidation of TELPRI and the deconsolidation of CTI in 2002, income from unconsolidated businesses increased by $58 million, or 26.7%, for the second quarter of 2002 and $66 million, or 17.1%, for the first six months of 2002 as compared to the similar periods in 2001. The increases reflect the 2002 cessation of recording CTI's operating losses and the discontinuation of amortization of goodwill and intangible assets with indefinite lives of our equity investments, as required by SFAS 142. Partially offsetting these increases was the impact of fluctuations of the Venezuelan bolivar on the results of Compania Anonima Nacional Telefonos de Venezuela (CANTV) in 2002.

INFORMATION SERVICES

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as includes website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

OPERATING REVENUES

(Dollars in Millions)           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                ---------------------------                  --------------------------
                                        2002           2001      % CHANGE           2002           2001    % CHANGE
                                ------------     ----------      --------    -----------    -----------    --------
Information services              $      936     $      984         (4.9)%    $    1,739    $     1,773      (1.9)%

Operating revenues from our Information Services segment decreased by $48 million, or 4.9%, in the second quarter of 2002 and $34 million, or 1.9%, in the first six months of 2002 compared to the similar periods in 2001. The decreases were primarily due to the negative impact of shifts in the timing of directory publications and reduced affiliate revenues partially offset by domestic operational multi-product revenue growth and increased revenue from the 2001 acquisition of TELUS Corporation's (TELUS) advertising services business in Canada. Revenues from SuperPages.com, Verizon's Internet directory service, grew 81.6% over second quarter 2001 as Information Services continues to strengthen its leadership position in online directory services.

OPERATING EXPENSES

(Dollars in Millions)            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                 ---------------------------                 --------------------------
                                         2002           2001    % CHANGE           2002            2001     % CHANGE
                                  -----------    -----------    --------     ----------     -----------     --------
Operations and support            $       477    $       453         5.3%    $      911     $       869          4.8%
Depreciation and amortization              16             20       (20.0)            31              41        (24.4)
                                  -----------    -----------                 ----------     -----------
                                  $       493    $       473         4.2     $      942     $       910          3.5

Total operating expenses for the second quarter of 2002 increased $20 million, or 4.2%, and $32 million, or 3.5%, in the first six months of 2002 compared to similar periods in 2001. The increases were primarily due to a small asset sale gain in 2001 partially offset by the lower costs associated with changes in publication dates mentioned above.


SEGMENT INCOME

(Dollars in Millions)            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                 ---------------------------                 --------------------------
                                         2002           2001    % CHANGE           2002            2001     % CHANGE
                                  -----------    -----------    --------     ----------     -----------     --------
Segment Income                    $       260    $      298        (12.8)%    $      473    $       510        (7.3)%

Segment income decreased by $38 million, or 12.8% in the second quarter of 2002 and $37 million, or 7.3% in the first six months of 2002 compared to the similar periods in 2001 primarily as a result of the after-tax impact of operating revenue and expense issues described above.

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

TRANSITION COSTS

In connection with the Bell Atlantic Corporation-GTE Corporation merger and the formation of the wireless joint venture, we expect to incur a total of approximately $2 billion of transition costs through the end of 2002. These costs are incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition costs incurred through the second quarter of 2002 total $1,931 million. Transition costs in the second quarter and for the first six months of 2002 were $102 million and $198 million ($57 million and $109 million after taxes and minority interest, or $.02 and $.04 per diluted share), respectively. During the second quarter and for the first six months of 2001, we incurred transition costs of $279 million and $442 million ($162 million and $250 million after taxes and minority interest, or $.06 and $.09 per diluted share), respectively.

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

During the second quarter 2001, we completed the sale of the overlapping Cincinnati wireless market. The pretax gain was $80 million ($48 million after-tax, or $.02 per diluted share). In addition, during the second quarter of 2001, an agreement to sell the overlapping Chicago wireless market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax, or $.02 per diluted share) related to the expected sale. The sale of the Chicago market closed in the second half of 2001.

SEVERANCE/RETIREMENT ENHANCEMENT COSTS AND SETTLEMENT GAINS

During the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest, or $.17 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees.

MARK-TO-MARKET ADJUSTMENT - FINANCIAL INSTRUMENTS

During 2001, we began recording mark-to-market adjustments in earnings relating to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. In the second quarter and the first six months of 2002, we recorded losses on mark-to-market adjustments of $8 million ($8 million after-tax, or less than $.01 per diluted share) and $11 million ($11 million after-tax, or less than $.01 per diluted share), respectively. In the second quarter and the first six months of 2001, we recorded losses on mark-to-market adjustments of $37 million ($37 million after taxes and minority interest, or $.01 per diluted share) and $153 million ($151 million after taxes and minority interest, or $.06 per diluted share), respectively. The losses on mark-to-market adjustments in 2001 were primarily due to the change in the fair value of the Metromedia Fiber Network, Inc. (MFN) debt conversion option.

INVESTMENT-RELATED CHARGES

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax, or $1.20 per diluted share), including a loss of $2,443 million ($2,443 million after-tax, or $.89 per diluted share) related to our interest in Genuity Inc. (Genuity) (see "Other Factors That May Affect Future Results - Genuity and Bell Atlantic-GTE Merger" for additional information); a loss of $580 million ($430 million after-tax, or $.16 per diluted share) to the market value of our investment in TELUS; a loss of $303 million ($201 million after-tax, or $.07 per diluted share) to the market value of our investment in Cable & Wireless plc (C&W) and a loss of $232 million ($231 million after-tax, or $.08 per diluted share) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

Results for the six months ended June 30, 2002 also include the recognition of pretax losses totaling $2,146 million ($2,026 million after-tax, or $.74 per diluted share) recorded in the first quarter of 2002 relating to our investments in CANTV, MFN and CTI which are described below.

We recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) due to the other than temporary decline in the market value of our investment in CANTV. As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV's future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

We recorded a pretax loss of $516 million ($436 million after-tax, or $.16 per diluted share) to market value primarily due to the other than temporary decline in the market value of our investment in MFN. During 2001, we wrote down our investment in MFN due to the declining market value of its stock. We wrote off our remaining investment and other financial statement exposure related to MFN in the first quarter of 2002 primarily as a result of its deteriorating financial condition and related defaults. In addition, we delivered to MFN a notice of termination of our fiber optic capacity purchase agreement.

We recorded a pretax loss of $230 million ($190 million after-tax, or $.07 per diluted share) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI. In 2001, we recorded an estimated loss of $637 million ($637 million after-tax, or $.23 per diluted share) to reflect the impact of the deteriorating Argentinean economy and devaluation of the Argentinean peso on CTI's financial position. As a result of the first quarter 2002 and 2001 charges, our financial exposure related to our equity investment in CTI has been eliminated.

During the second quarter of 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) primarily relating to our investments in C&W, NTL Incorporated (NTL) and MFN. We determined that market value declines in these investments were considered other than temporary.

OTHER CHARGES AND SPECIAL ITEMS

During the second quarter of 2002, we recorded pretax charges of $394 million ($254 million after-tax, or $.09 per diluted share) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom Inc. of $300 million ($183 million after-tax, or $.07 per diluted share) and other pretax charges of $94 million ($71 million after-tax, or $.02 per diluted share). In addition, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax, or $.04 per diluted share) related to a proposed settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint to combine the two companies' DSL businesses.

EXTRAORDINARY ITEM

During the second quarter of 2002, we recognized a pretax extraordinary gain of $4 million ($3 million after-tax, or less than $.01 per diluted share) related to the extinguishment of $243 million of debt prior to the stated maturity date. Results for the six months ended June 30, 2002 include the retirement in the first quarter of 2002 of $1,536 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $15 million ($9 million after-tax, or less than $.01 per diluted share).

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Impact of SFAS No. 142

We adopted the provisions of SFAS No. 142 on January 1, 2002. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. Our results for the six months ended June 30, 2002 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $496 million after-tax (or $.18 per diluted share). In accordance with the new rules, starting January 1, 2002, we are no longer amortizing goodwill, acquired workforce intangible assets and wireless licenses which we determined have an indefinite life. On a comparable basis, had we not amortized these intangible assets in the quarter and six months ended June 30, 2001, net income (loss) before extraordinary item and cumulative effect of accounting change would have been $(924) million, or $(.34) per diluted share, and $924 million, or $.34 per diluted share, respectively.

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the related SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. The initial impact of adoption was recorded as a cumulative effect of an accounting change of $182 million after-tax (or $.07 per diluted share) and is included in our results for the six months ended June 30, 2001. This cumulative effect charge primarily relates to the change in the fair value of the MFN debt conversion option prior to January 1, 2001.

OTHER CONSOLIDATED RESULTS

The following discussion of several nonoperating items is based on the amounts reported in our condensed consolidated financial statements.

(Dollars in Millions)            THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                 ---------------------------                -------------------------
                                         2002           2001    % CHANGE           2002          2001     % CHANGE
                                 ------------    -----------    --------    -----------   -----------    ----------
OTHER INCOME AND (EXPENSE), NET
Interest Income                    $       53    $        62      (14.5)%   $       107   $       115       (7.0)%
Foreign exchange gains (losses),
    net                                   (63)            41     (253.7)            (61)           40     (252.5)
Other, net                                 14             11       27.3              23            29      (20.7)
                                 ------------    -----------                -----------   -----------
Total                              $        4    $       114      (96.5)    $        69   $       184      (62.5)

The changes in other income and expense in the three and six months ended June 30, 2002, compared to the similar periods in 2001, were primarily due to the changes in foreign exchange gains and losses. Foreign exchange gains and losses were driven primarily by fluctuations in the Mexican peso, which is used by Iusacell as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

 (Dollars in Millions)              THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                    ---------------------------                -------------------------
                                             2002          2001     % CHANGE          2002          2001    % CHANGE
                                    -------------   -----------     --------   -----------    ----------    ---------
INTEREST EXPENSE
Interest expense                       $      798   $       909       (12.2)%    $   1,612    $    1,830      (11.9)%
Capitalized interest costs                     64            93       (31.2)           101           177      (42.9)
                                    -------------   -----------                -----------    ----------

Total interest costs on debt
   balances                            $      862   $     1,002       (14.0)     $   1,713    $    2,007      (14.6)
                                    =============   ===========                ===========    ==========
Average debt outstanding               $   61,626   $    63,879        (3.5)     $  63,184    $   61,622        2.5
Effective interest rate                       5.6%          6.3%                       5.4%          6.5%

The decrease in interest costs for the three and six months ended June 30, 2002, as compared to the similar periods in 2001, was principally attributable to lower average interest rates and was partially offset in the six months ended June 30, 2002 by the higher average debt level. The increase in the average debt level for the six months ended June 30, 2002 was mainly the result of funding for capital expenditures and acquisitions at our Domestic Telecom and Domestic Wireless segments. The reduction in the average debt level for the second quarter of 2002 is primarily due to lower commercial paper borrowings.

 (Dollars in Millions)              THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                    ---------------------------                -------------------------
                                             2002          2001     % CHANGE          2002          2001    % CHANGE
                                    -------------   -----------     --------   -----------    ----------    ---------
MINORITY INTEREST                     $       313   $       209        49.8%     $      556   $      307       81.1%

The increase in minority interest expense for the three and six months ended June 30, 2002, compared to the similar periods in 2001, was primarily due to higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone (see "Segment Results of Operations-Domestic Wireless"). The favorable impact on minority interest expense of losses at Iusacell was offset by the consolidation of TELPRI and the deconsolidation of CTI for the second quarter and six months ended June 30, 2002 as compared to the similar periods in 2001 (see "Segment Results of Operations-International").

                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------        -------------------------
                                                         2002                2001              2002           2001
                                                      -------             -------        ----------      ---------
EFFECTIVE INCOME TAX RATES                              (18.1)%             (12.9)%          (157.8)%         60.5%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rates for the three and six months ended June 30, 2002 and 2001 were impacted by the other than temporary decline in fair value of several of our investments during 2002 and 2001 because tax benefits were not available on some of the losses (see "Special Items"). The effective rate for the quarter and six months ended June 30, 2002 was favorably impacted by a tax law change relating to ESOP dividend deductions, increased state tax benefits and capital loss utilization.

CONSOLIDATED FINANCIAL CONDITION

(Dollars in Millions)                                                SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------------
                                                                     2002                 2001            $ CHANGE
                                                           --------------      ---------------      --------------
CASH FLOWS PROVIDED BY (USED IN)
Operating activities                                       $       10,042      $         7,658      $        2,384
Investing activities                                               (3,513)             (10,875)              7,362
Financing activities                                               (4,546)               5,076              (9,622)
                                                           --------------      ---------------      --------------
INCREASE IN CASH AND CASH EQUIVALENTS                      $        1,983      $         1,859      $          124
                                                           ==============      ===============      ==============

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

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations in the first half of 2002 compared to the similar period of 2001 primarily reflects a decrease in working capital requirements and deferred tax favorability.

CASH FLOWS USED IN INVESTING ACTIVITIES

Capital expenditures continue to be our primary use of capital resources. We invested $3,175 million in our Domestic Telecom business in the first half of 2002, compared to $6,406 million in the first half of 2001 to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the network. We also invested $2,060 million in our Domestic Wireless business in the first half of 2002, compared to $2,372 million in the first half of 2001. The decrease in 2002 is primarily due to the effective management of our capital expenditure budget to current network demand. We expect total capital expenditures in 2002 to be approximately $13 billion to $13.5 billion.

We invested $998 million in acquisitions and investments in businesses during the first six months of 2002, including $556 million to acquire some of the cellular properties of Dobson Communications Corporation and $218 million for other wireless properties. We also received a $1,479 million refund from the FCC in connection with our wireless auction deposit (see "Other Factors That May Affect Future Results - Recent Developments - FCC Auction" for additional information). In the first six months of 2001, we invested $2,212 million in acquisitions and investments in businesses, including $1,625 million related to an FCC auction of wireless licenses (see "Other Factors That May Affect Future Results - Recent Developments - FCC Auction" for additional information) and $410 million for additional wireless spectrum purchased from another telecommunications carrier.

In the first half of 2002, we received cash proceeds of $770 million in connection with the sale of TSI.

Other, net investing activities include capitalized non-network software of $513 million in the first half of 2002 compared with $473 million in the similar period of 2001. The first half of 2001 also includes $750 million of loans to Genuity (see "Other Factors That May Affect Future Results - Genuity and Bell Atlantic-GTE Merger"), largely offset by proceeds of $515 million related to wireless asset sales.

In addition, under the terms of an investment agreement relating to our wireless joint venture, Vodafone may require us or Verizon Wireless to purchase up to an aggregate of $20 billion worth of its interest in Verizon Wireless between 2003 and 2007 at its then fair market value. The purchase of up to $10 billion, in cash or stock at our option, may be required in the summer of 2003 or 2004 and the remainder, which may not exceed $10 billion at any one time, in the summers of 2005 through 2007. Vodafone has the option to require us or Verizon Wireless to satisfy up to $7.5 billion of the remainder with cash or contributed debt.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Cash of $2,978 million was used to reduce our total debt during the first half of 2002. We repaid $1,659 million of Verizon Global Funding Corp. and $1,796 million of Domestic Telecom long-term debt and reduced our short-term borrowings by $4,623 million primarily with cash and the issuance of Domestic Telecom and Verizon Global Funding long-term debt. Domestic Telecom and Verizon Global Funding issued $3,429 million and $1,978 million of long-term debt, respectively.

The net cash proceeds from increases in our total debt during the first six months of 2001 was primarily due to the issuance of $7,006 million of long-term debt by Verizon Global Funding, partially offset by net repayments of $589 million of commercial paper and other short-term borrowings by Verizon Global Funding and by $617 million of maturities of other corporate long-term debt. In addition, Verizon Wireless issued $580 million of long-term debt and Domestic Telecom incurred $298 million of long-term debt, issued $1,225 million of net short-term debt and retired $570 million of long-term debt.

Our debt to equity ratio was 68.3% at June 30, 2002, compared to 65.0% at June 30, 2001.

As of June 30, 2002, we had approximately $8.0 billion of unused bank lines of credit and $560 million in bank borrowings outstanding. As of June 30, 2002, our telephone and financing subsidiaries had shelf registrations for the issuance of up to $6.4 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in March 2002, Standard & Poor's (S&P) revised our credit rating outlook from stable to negative, and Moody's Investors Service (Moody's) reaffirmed our credit rating outlook as negative. S&P and Moody's cited concern about the overall debt level of Verizon. We have adopted a debt portfolio strategy that includes a reduction in total debt as well as a reduction in the short-term debt component. A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade. In May 2002, Moody's placed our debt under review for possible downgrade.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first and second quarters of 2002 and 2001, we announced quarterly cash dividends of $.385 per share.

INCREASE IN CASH AND CASH EQUIVALENTS

Our cash and cash equivalents at June 30, 2002 totaled $2,962 million, a $1,983 million increase over cash and cash equivalents at December 31, 2001 of $979 million. This increase in cash and cash equivalents was primarily driven by a debt issuance at the end of the current quarter, which will be used to reduce outstanding borrowings after quarter-end.

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

EXCHANGEABLE NOTES

In 1998, we issued exchangeable notes as described in Note 9 to the condensed consolidated financial statements. These financial instruments expose us to market risk, including:

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

o At June 30, 2002, the exchange price for the TCNZ shares (expressed as American Depositary Receipts) was $44.93. The C&W and NTL notes in the amount of $2,946 million are exchangeable into 118.9 million shares of C&W stock and 22.7 million shares of NTL stock.

o For each $1 increase in the value of the TCNZ shares above the exchange price, our pretax earnings would be reduced by approximately $55 million. Assuming the aggregate value of the C&W and NTL stocks exceeds the value of the debt liability, each $1 increase in the value of the C&W shares (expressed as American Depositary Receipts) or NTL shares would reduce our pretax earnings by approximately $40 million or $23 million, respectively. A subsequent decrease in the value of these shares would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings.

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

EQUITY RISK

We also have equity price risk associated with our cost investments, primarily in common stocks and equity price sensitive derivatives that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $1,634 million at June 30, 2002.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $140 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $133 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Our equity price sensitive derivatives (primarily several long-term call options on our common stock) (see Note 8 - Financial Instruments) do not qualify for hedge accounting under SFAS No. 133. As such, a change of approximately $7 million in the fair value of our equity price sensitive derivatives would be recognized in our condensed consolidated balance sheets and in current earnings in mark-to-market adjustment.

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

GENUITY AND BELL ATLANTIC - GTE MERGER

Prior to the merger of Bell Atlantic and GTE, we owned and consolidated Genuity (a tier-one interLATA Internet backbone and related data business). In June 2000, as a condition of the merger, 90.5% of the voting equity of Genuity was issued in an initial public offering. As a result of the initial public offering and our loss of control, we deconsolidated Genuity. Our remaining ownership interest in Genuity contained a contingent conversion feature that gave us the option (if prescribed conditions were met), among other things, to regain control of Genuity. Our ability to legally exercise this conversion feature was dependent on obtaining approvals to provide long distance service in the former Bell Atlantic states and satisfaction of other regulatory and legal requirements.

On July 24, 2002, we converted all but one of our shares of Class B common stock of Genuity into shares of Class A common stock of Genuity. We now own just under a 10% voting and economic interest in Genuity. As a result, we have relinquished the right to convert our current ownership into a controlling interest as described above. Our commercial relationship with Genuity will continue, which includes a five-year purchase commitment for Genuity services such as dedicated Internet access, managed web hosting and Internet security. Under this purchase commitment, which terminates in 2005, Verizon has agreed to pay Genuity a minimum of $500 million over five years for its services, of which we have satisfied $230 million as of June 30, 2002.

As a result of Genuity's continuing operating losses and a significant decrease in the market price of the Class A common stock of Genuity during the second quarter, we have determined that recoverability of our investment in Genuity is not reasonably assured. As a result, we have recorded a pretax charge of $2,443 million to reduce the carrying value of our interest in Genuity to its estimated fair value.

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

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC's cancellation and repossession of NextWave's licenses was unlawful. The FCC sought a stay of the court's decision which was denied. The FCC subsequently reinstated NextWave's licenses, but it did not return Verizon Wireless's payment on the NextWave licenses nor did it acknowledge that the court's decision extinguished Verizon Wireless's obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit's decision. On March 4, 2002, the U.S Supreme Court granted the FCC's petition and agreed to hear the appeal. Oral argument on the appeal has been scheduled for October 8, 2002, with a decision by the U.S. Supreme Court expected in early 2003.

In April 2002, the FCC returned $1,479 million of Verizon Wireless's $1,822 million license payment and stated its view that Verizon Wireless remains obligated to purchase the licenses if and when the FCC succeeds in regaining them from NextWave. On April 4, 2002, Verizon Wireless filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that Verizon Wireless has no further performance obligations with respect to the reauction, and money damages. On April 8, 2002, Verizon Wireless filed a petition with the U.S. Court of Appeals for the District of Columbia seeking a declaration that the auction obligation is voidable and a return of its remaining down payment of $261 million. Both of these matters are pending.

Price Communications Transaction

In December 2001, Verizon Wireless and Price Communications Corp. (Price) announced that an agreement had been reached combining Price's wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The resulting limited partnership will be controlled and managed by Verizon Wireless. Price's partnership interest will be exchangeable into Verizon Wireless or Verizon stock, subject to several conditions including an exchange price minimum and maximum. Price's shareholders approved the transaction on July 23, 2002, and the transaction is now expected to close in the third quarter of 2002.

SALE OF ACCESS LINES

In October 2001, we agreed to sell all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) for $2.2 billion. In early July 2002, we completed the sale of approximately 300,000 switched access lines and related local exchange operations in Alabama to CenturyTel for approximately $1.0 billion in cash. The Missouri sale has been approved by the Missouri Public Service Commission and the FCC. We expect to close the Missouri transaction in the third quarter of 2002.

Also in October 2001, we agreed to sell approximately 600,000 switched access lines in Kentucky to ALLTEL Corporation for $1.9 billion. This sale was completed on July 31, 2002.

NEW YORK RECOVERY FUNDING

In August 2002, President Bush signed the Supplemental Appropriations bill passed earlier this year by the U.S. House of Representatives and the U.S. Senate. The Supplemental Appropriations bill includes $5.5 billion in New York recovery funding. Of that amount, $750 million has been allocated to cover the uninsured losses of two major utilities, which includes Verizon, incurred in connection with the September 11th terrorist attacks. These funds will be distributed as federal grants through the Lower Manhattan Development Corporation following a thorough application process.

TELECOMMUNICATIONS ACT OF 1996

In-Region Long Distance

We offer long distance service throughout most of the country, except in those regions served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the Telecommunications Act of 1996 (1996 Act). We now have authority to offer in-region long distance service in eight states in the former Bell Atlantic territory, accounting for three-quarters of the lines served by the former Bell Atlantic. In addition to its New York order released in December 1999, the FCC released orders on April 16, 2001, July 23, 2001, September 19, 2001, February 22, 2002, April 17, 2002, June 19, 2002 and June 24, 2002, approving our applications for permission to enter the in-region long distance market in Massachusetts, Connecticut, Pennsylvania, Rhode Island, Vermont, Maine and New Jersey, respectively. The Massachusetts, Pennsylvania, Vermont and New Jersey orders are currently on appeal to the U.S. Court of Appeals. Manhattan Telecommunications Corporation (doing business as Metropolitan Telecommunications) has filed a motion for a stay of the New Jersey order or, in the alternative, for expedited briefing. We and the FCC filed oppositions to the motion. WorldCom Inc. filed a complaint with the FCC seeking to have our long distance authority in Massachusetts revoked or suspended. On July 23, 2002, the FCC denied the complaint.

We have filed a joint application with the FCC to offer long distance service in New Hampshire and Delaware. The FCC must rule on this application by September 25, 2002. We have also filed an application to offer long distance service in Virginia. The FCC must rule on this application by October 30, 2002. We have also filed state applications for support of anticipated applications with the FCC for permission to enter the in-region long distance market in Maryland, West Virginia and the District of Columbia.

FCC REGULATION AND INTERSTATE RATES

Access Charges and Universal Service

On May 31, 2000, the FCC adopted the Coalition for Affordable Local and Long Distance Services (CALLS) plan as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components.

As a result of tariff adjustments which became effective in July 2002, approximately 98% of our access lines reached the $0.0055 benchmark.

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

On May 24, 2002, the U.S. Court of Appeals for the District of Columbia Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the "necessary and impair" standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for "line sharing" where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. Several parties, including the FCC, have petitioned the court for rehearing of the court order.

Prior to the issuance of this order, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking, the triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions made in the order overturned by the U.S. Court of Appeals for the District of Columbia Circuit. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

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

On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

OTHER MATTERS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

o    technology substitution;

o an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

o the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

o    the effects of competition in our markets;

o our ability to satisfy regulatory merger conditions and obtain combined company revenue enhancements and cost savings;

o the ability of Verizon Wireless to achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources;

o    the outcome of litigation concerning the FCC NextWave spectrum auction;

o our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on Sept. 11, 2001; and

o changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption "Market Risk."

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2002 Annual Meeting of Shareholders was held on April 24, 2002. At the meeting, the following items were submitted to a vote of shareholders.


The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting and withholding authority to vote in the election of Directors (the "Total Vote") was 2,224,172,047 or 81.79% of the common shares outstanding on February 25, 2002, the record date for said meeting.

(a)  The following nominees were elected to serve on the Board of Directors:

       Name of Nominee                  Votes Cast For                    Votes Withheld
       -------------------------------- --------------------------------- ----------------------------------
       James R. Barker                  2,137,316,961                       86,855,086
       -------------------------------- --------------------------------- ----------------------------------
       Edward H. Budd                   2,136,102,788                       88,069,259
       -------------------------------- --------------------------------- ----------------------------------
       Richard L. Carrion               2,151,928,142                       72,243,905
       -------------------------------- --------------------------------- ----------------------------------
       Robert F. Daniell                2,150,220,961                       73,951,086
       -------------------------------- --------------------------------- ----------------------------------
       Helene L. Kaplan                 2,111,827,168                      112,344,879
       -------------------------------- --------------------------------- ----------------------------------
       Charles R. Lee                   2,133,025,481                       91,146,566
       -------------------------------- --------------------------------- ----------------------------------
       Sandra O. Moose                  2,128,789,099                       95,382,948
       -------------------------------- --------------------------------- ----------------------------------
       Joseph Neubauer                  2,130,306,330                       93,865,717
       -------------------------------- --------------------------------- ----------------------------------
       Thomas H. O'Brien                2,138,105,611                       86,066,436
       -------------------------------- --------------------------------- ----------------------------------
       Russell E. Palmer                2,150,153,750                       74,018,297
       -------------------------------- --------------------------------- ----------------------------------
       Hugh B. Price                    2,037,624,844                      186,547,203
       -------------------------------- --------------------------------- ----------------------------------
       Ivan G. Seidenberg               2,138,489,471                       85,682,576
       -------------------------------- --------------------------------- ----------------------------------
       Walter V. Shipley                2,150,343,201                       73,828,846
       -------------------------------- --------------------------------- ----------------------------------
       John W. Snow                     2,114,587,602                      109,584,445
       -------------------------------- --------------------------------- ----------------------------------
       John R. Stafford                 2,131,839,846                       92,332,201
       -------------------------------- --------------------------------- ----------------------------------
       Robert D. Storey                 2,111,636,002                      112,536,045
       -------------------------------- --------------------------------- ----------------------------------

(b) The appointment of Ernst and Young LLP as independent accountants for 2002 was ratified with 2,114,750,670 votes for, 85,619,046 votes against, and 23,802,331 abstentions.

(c) A shareholder proposal regarding Cumulative Voting was defeated with 519,554,375 votes for, 1,181,461,380 votes against, 119,681,624 abstentions and 403,474,668 broker non-votes.

(d) A shareholder proposal regarding Executive Severance Agreements was defeated with 544,830,236 votes for, 1,211,469,524 votes against, 64,397,335 abstentions and 403,474,952 broker non-votes.

(e) A shareholder proposal regarding composition of the Board of Directors was defeated with 483,719,748 votes for, 1,288,847,110 votes against, 48,129,941 abstentions and 403,475,248 broker non-votes.

(f) A shareholder proposal regarding Calculation of Incentive Compensation was defeated with 728,056,432 votes for, 972,294,070 votes against, 120,346,593 abstentions and 403,474,952 broker non-votes.

(g) A shareholder proposal regarding Additional Director Nominees was defeated with 194,627,486 votes for, 1,570,731,791 votes against, 55,337,816 abstentions and 403,474,954 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         Exhibit
         Number

             10a  Employment Agreement between Verizon and Mary Beth Bardin.

             10b  Employment Agreement between Verizon and David H. Benson.

             10c  Employment Agreement between Verizon and Ezra D. Singer.

             10d  Employment Agreement between Verizon and Doreen A. Toben.

             10e Supplemental Letter to Employment Agreement between Verizon and Charles R. Lee.

             10f Verizon Communications Inc. Income Deferral Plan, as amended and restated.

             10g Description of the Split-Dollar Insurance Arrangements for Lawrence T. Babbio and William P. Barr.

(b) Reports on Form 8-K filed or furnished during the quarter ended June 30, 2002:

         A Current Report on Form 8-K, filed April 9, 2002, containing a press release providing an estimate of adjusted diluted earnings per share, and estimating charges for goodwill and other investments, for the first quarter of 2002.

         A Current Report on Form 8-K, filed April 10, 2002, containing a legal opinion issued in connection with the Verizon Communications Direct Invest direct stock purchase and share ownership plan.

         A Current Report on Form 8-K, filed April 23, 2002, containing a press release announcing earnings for the first quarter of 2002 and selected slides containing supplemental information about our financial and other projections.

         A Current Report on Form 8-K, filed April 29, 2002, containing a press release announcing the retirement of Vice Chairman and Chief Financial Officer Frederic V. Salerno before year-end 2002.

         A Current Report on Form 8-K, filed April 30, 2002, containing a press release announcing the appointment of Doreen A. Toben as Executive Vice President and Chief Financial Officer, effective immediately.

         A Current Report on Form 8-K, furnished on May 22, 2002, containing the consolidated financial statements of Cellco Partnership, doing business as Verizon Wireless, as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.

         A Current Report on Form 8-K, filed June 19, 2002, containing a Form of Purchase Agreement to be used in connection with the offering of debt securities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VERIZON COMMUNICATIONS INC.


Date:  August 12, 2002               By  /s/ John F. Killian
                                         ------------------------------------
                                         John F. Killian
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)




UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX


         Exhibit
         Number
         -------
             10a  Employment Agreement between Verizon and Mary Beth Bardin.

             10b  Employment Agreement between Verizon and David H. Benson.

             10c  Employment Agreement between Verizon and Ezra D. Singer.

             10d  Employment Agreement between Verizon and Doreen A. Toben.

             10e Supplemental Letter to Employment Agreement between Verizon and Charles R. Lee.

             10f Verizon Communications Inc. Income Deferral Plan, as amended and restated.

             10g  Description of the Split-Dollar Insurance Arrangements for
                  Lawrence T. Babbio and William P. Barr.