Form 10-Q
period 2002-09-30
VERIZON COMMUNICATIONS INC
filed 2002-11-13
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	23-2259884 (I.R.S. Employer Identification No.)

1095 Avenue of the Americas New York, New York (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number (212) 395-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

At September 30, 2002, 2,735,762,590 shares of the registrant’s Common Stock were outstanding, after deducting 15,887,894 shares held in treasury.

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating Revenues	$17,201	$17,004	$50,411	$50,179
Operations and support expense (exclusive of items shown below)	10,391	9,925	30,951	28,937
Depreciation and amortization	3,320	3,402	9,996	10,162
Sales of assets, net	(2,527)	—	(2,747)	(5)

Operating Income	6,017	3,677	12,211	11,085
Income (loss) from unconsolidated businesses	478	142	(4,426)	(3,306)
Other income and (expense), net	37	84	106	268
Interest expense	(803)	(797)	(2,415)	(2,627)
Minority interest	(372)	(226)	(928)	(533)
Mark-to-market adjustment — financial instruments	(17)	(13)	(28)	(166)

Income before provision for income taxes, extraordinary item and cumulative effect of accounting change	5,340	2,867	4,520	4,721
Provision for income taxes	932	984	2,226	2,105

Income Before Extraordinary Item and Cumulative Effect of Accounting Change	4,408	1,883	2,294	2,616
Extraordinary item, net of tax	(3)	(8)	(9)	(8)
Cumulative effect of accounting change, net of tax	—	—	(496)	(182)

Net Income	$4,405	$1,875	$1,789	$2,426

Basic Earnings Per Common Share:
Income before extraordinary item and cumulative effect of accounting change	$1.61	$.69	$.84	$.97
Extraordinary item, net of tax	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	(.18)	(.07)

Net Income	$1.61	$.69	$.66	$.90

Weighted-average shares outstanding (in millions)	2,732	2,712	2,726	2,708

Diluted Earnings Per Common Share:
Income before extraordinary item and cumulative effect of accounting change	$1.60	$.69	$.83	$.96
Extraordinary item, net of tax	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	(.18)	(.07)

Net Income	$1.60	$.69	$.65	$.89

Weighted-average shares outstanding — diluted (in millions)	2,749	2,735	2,737	2,729

Dividends declared per common share	$.385	$.385	$1.155	$1.155

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	September 30,	December 31,
	2002	2001

Assets
Current assets
Cash and cash equivalents	$5,651	$979
Short-term investments	246	1,991
Accounts receivable, net of allowances of $2,519 and $2,153	12,956	14,254
Inventories	1,612	1,968
Net assets held for sale	—	1,199
Prepaid expenses and other	3,001	2,796

Total current assets	23,466	23,187

Plant, property and equipment	176,779	169,586
Less accumulated depreciation	102,642	95,167

	74,137	74,419

Investments in unconsolidated businesses	4,950	10,202
Intangible assets, net	46,761	44,262
Other assets	19,785	18,725

Total assets	$169,099	$170,795

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$11,422	$18,669
Accounts payable and accrued liabilities	14,242	13,947
Other	5,320	5,404

Total current liabilities	30,984	38,020

Long-term debt	46,029	45,657
Employee benefit obligations	13,648	11,898
Deferred income taxes	18,802	16,543
Other liabilities	3,951	3,989

Minority interest	23,840	22,149

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	—	—
Common stock ($.10 par value; 2,751,650,484 shares issued in both periods)	275	275
Contributed capital	24,671	24,676
Reinvested earnings	9,223	10,704
Accumulated other comprehensive loss	(1,336)	(1,187)

	32,833	34,468
Less common stock in treasury, at cost	402	1,182
Less deferred compensation — employee stock ownership plans and other	586	747

Total shareowners’ investment	31,845	32,539

Total liabilities and shareowners’ investment	$169,099	$170,795

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities
Income before extraordinary item and cumulative effect of accounting change	$2,294	$2,616
Adjustments to reconcile income before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	9,996	10,162
Sales of assets, net	(2,747)	(5)
Mark-to-market adjustment — financial instruments	28	166
Employee retirement benefits	(963)	(1,610)
Deferred income taxes	869	552
Provision for uncollectible accounts	2,191	1,374
Loss from unconsolidated businesses	4,426	3,306
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	17	(3,469)
Other, net	(33)	4

Net cash provided by operating activities	16,078	13,096

Cash Flows from Investing Activities
Capital expenditures	(8,108)	(12,477)
Acquisitions, net of cash acquired, and investments	(1,017)	(3,005)
Proceeds from disposition of businesses	4,638	200
Proceeds from spectrum payment refund	1,479	—
Net change in short-term investments	1,648	1,338
Other, net	383	(1,213)

Net cash used in investing activities	(977)	(15,157)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	7,533	9,204
Repayments of long-term borrowings and capital lease obligations	(5,919)	(2,003)
Decrease in short-term obligations, excluding current maturities	(9,632)	(1,436)
Dividends paid	(3,147)	(3,119)
Proceeds from sale of common stock	653	436
Other, net	83	(413)

Net cash provided by (used in) financing activities	(10,429)	2,669

Increase in cash and cash equivalents	4,672	608
Cash and cash equivalents, beginning of period	979	757

Cash and cash equivalents, end of period	$5,651	$1,365

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

We have reclassified certain amounts from prior year’s data to conform to the 2002 presentation.

2.     Merger Charges and Other Strategic Actions

In connection with the Bell Atlantic Corporation—GTE Corporation merger on June 30, 2000, we incurred charges associated with employee severance of $584 million ($371 million after-tax) for the separation of approximately 5,500 management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits,” obligations for GTE employees. The severances in connection with the Bell Atlantic—GTE merger are complete.

During the fourth quarter of 2001, we recorded a special charge of $765 million ($477 million after-tax) for the voluntary and involuntary separation of approximately 10,000 employees. Also, during the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. As of September 30, 2002, a total of approximately 12,800 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $878 million, which includes future payments to employees separated as of September 30, 2002. We expect to complete the severance programs within a year of when the respective charges were recorded.

During the third quarter of 2002, we recorded a pretax charge of $295 million ($185 million after-tax) related to settlement losses incurred in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that settlement losses be recorded once prescribed payment thresholds have been reached. In the third quarter of 2002, we also recorded a pretax impairment charge of $224 million ($136 million after-tax) pertaining to Verizon’s leasing operations related to airplanes leased to airlines currently experiencing financial difficulties.

During the second quarter of 2002, we recorded pretax charges of $394 million ($254 million after-tax) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom Inc. of $300 million ($183 million after-tax) and other pretax charges of $94 million ($71 million after-tax). In addition, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax) related to a proposed settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. (NorthPoint) to combine the two companies’ digital subscriber line (DSL) businesses (see Note 14).

As announced at the time of the Bell Atlantic—GTE merger, we expect to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs are incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition activities are expected to be complete by the end of 2002 and total between $2.1 billion and $2.2 billion. Transition costs incurred through the third quarter of 2002 total $2,025 million. Transition costs for the three and nine months ended September 30, 2002 were $94 million and $292 million ($50 million and $159 million after taxes and minority interest), respectively. Transition costs for the three and nine months ended September 30, 2001 were $254 million and $696 million ($144 million and $394 million after taxes and minority interest), respectively.

3.     Sales of Assets, Net

In October 2001, we agreed to sell all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) and 600,000 of our switched access lines in Kentucky to ALLTEL Corporation (ALLTEL). During the third quarter of 2002, we completed the sales of these access lines for $4,059 million in cash proceeds ($191 million of which was received in 2001). We recorded a pretax gain of $2,527 million ($1,550 million after-tax) related to these sales.

During the first quarter of 2002, we recorded a net pretax gain of $220 million ($116 million after-tax), primarily resulting from a pretax gain on the sale of TSI Telecommunication Services Inc. (TSI) of $466 million ($275 million after-tax), partially offset by an impairment charge in connection with our exit from the video business and other charges of $246 million ($159 million after-tax).

At December 31, 2001, the net assets of the switched access lines sold to CenturyTel and ALLTEL and the net assets of TSI were classified as Net Assets Held for Sale in the condensed consolidated balance sheets.

Results for the nine months ended September 30, 2001 include a pretax gain of $80 million ($48 million after-tax) recorded on the sale of the Cincinnati wireless market during the second quarter of 2001. In addition, during the second quarter of 2001, an agreement to sell the overlapping Chicago wireless market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax) related to the expected sale. The sale of the Chicago market closed in the fourth quarter of 2001.

4.     Extraordinary Item

In the third quarter of 2002, we recognized a net pretax extraordinary loss of $8 million ($3 million after-tax) related to the extinguishment of $520 million of debt prior to the stated maturity date. Results for the nine months ended September 30, 2002 include a net pretax extraordinary charge of $11 million ($6 million after-tax) recorded in the first half of 2002 related to the extinguishment of $1,779 million of debt prior to the stated maturity date.

During the third quarter of 2001, we retired $228 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $12 million ($8 million after-tax).

5.     Investments

Marketable Securities

We have investments in marketable securities, primarily common stocks, which are considered “available-for-sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments have been included in our condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in Accumulated Other Comprehensive Loss. The fair values of our investments in marketable securities are determined based on market quotations.

The following table shows certain summarized information related to our investments in marketable securities:

(Dollars in Millions)		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At September 30, 2002
Investments in Unconsolidated Businesses	$345	$28	$(22)	$351
Other Assets	203	41	—	244

	$548	$69	$(22)	$595

At December 31, 2001
Investments in Unconsolidated Businesses	$1,337	$578	$(80)	$1,835
Other Assets	243	26	—	269

	$1,580	$604	$(80)	$2,104

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

At September 30, 2002, the decrease in marketable securities from December 31, 2001 is primarily due to the other than temporary declines in the market value of Cable & Wireless plc (C&W) and Metromedia Fiber Network, Inc. (MFN) (see “Investment-Related Charges” below) and the sale of nearly all of our interest in Telecom Corporation of New Zealand Limited (TCNZ) (see “Investment Ownership Changes” below). At December 31, 2001, the unrealized gains on marketable securities related primarily to our investment in TCNZ.

Investment Ownership Changes

On January 25, 2002, Verizon exercised its option to purchase an additional 12% of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) common stock from the government of Puerto Rico. We now hold 52% of TELPRI stock, up from 40% held at December 31, 2001. As a result of gaining control of TELPRI, Verizon changed the accounting for its investment in TELPRI from the equity method to full consolidation, effective January 1, 2002.

On March 28, 2002, Verizon transferred 5.5 million of its shares in CTI Holdings, S.A. (CTI) to an indirectly wholly-owned subsidiary of Verizon and subsequently transferred ownership of that subsidiary to a newly created trust for CTI employees. This decreased Verizon’s ownership percentage in CTI from 65% to 48%. We also reduced our representation on CTI’s Board of Directors from five of nine members to four of nine (subsequently reduced to one of five members). As a result of these actions that surrender control of CTI, we changed our method of accounting for this investment from consolidation to the equity method. On June 3, 2002, as a result of an option exercised by Telfone (BVI) Limited (Telfone), a CTI shareholder, Verizon acquired approximately 5.3 million additional CTI shares. Also on June 3, 2002, we transferred ownership of a wholly owned subsidiary of Verizon that held 5.4 million CTI shares to a second independent trust leaving us with an approximately 48% non-controlling interest in CTI. Since we have no remaining investment in CTI or other future commitments or plans to fund CTI’s operations, in accordance with the accounting rules for equity method investments, we are no longer recording operating income or losses related to CTI’s operations.

On September 30, 2002, we sold nearly all of our investment in TCNZ for net cash proceeds of $769 million, which resulted in a pretax gain of $383 million ($229 million after-tax).

In December 2001, Verizon Wireless and Price Communications Corp. (Price) announced that an agreement had been reached combining Price’s wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The transaction closed on August 15, 2002 and the assumed debt was redeemed on August 16, 2002. The resulting limited partnership is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which is exchangeable into common stock of Verizon Wireless if an initial public offering of that stock occurs, or into the common stock of Verizon on the fourth anniversary of the asset contribution date if the initial public offering of Verizon Wireless common stock does not occur prior to then. The price of the Verizon common stock used in determining the number of Verizon common shares received in an exchange is also subject to a maximum and minimum amount.

Investment-Related Charges

In the third quarter of 2002, we recorded a pretax loss of $101 million ($74 million after-tax) to market value primarily related to our investment in C&W, as a result of our decision to pursue selling this investment in the near future, which was sold in early November 2002.

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax), including a loss of $2,443 million ($2,443 million after-tax) related to our interest in Genuity Inc. (Genuity) (see “Other Securities” below for additional information); a loss of $580 million ($430 million after-tax) to the market value of our investment in TELUS Corporation (TELUS); a loss of $303 million ($201 million after-tax) to the market value of our investment in C&W and a loss of $232 million ($231 million after-tax) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

During the first quarter of 2002, we recorded a pretax loss of $1,400 million ($1,400 million after-tax) due to the other than temporary decline in the market value of our investment in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV). As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV’s future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

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

During the first quarter of 2002, we recorded a pretax loss of $230 million ($190 million after-tax) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI as a result of the impact of the deterioration of the Argentinean economy and the devaluation of the Argentinean peso on CTI’s financial position. As a result of the first quarter 2002 charge, and a charge recorded in 2001, our financial exposure related to our equity investment in CTI has been eliminated.

During the second quarter of 2001, we recognized a pretax loss of $3,913 million ($2,926 million after-tax) primarily relating to our investments in C&W, NTL Incorporated (NTL) and MFN. We determined, based on the evaluations described above, that the market value declines in these investments were considered other than temporary.

As a result of capital gains and other income on access line sales and investment sales in 2002, as well as assessments and transactions related to several of the impaired investments during the third quarter of 2002, we recorded tax benefits in the third quarter of 2002 pertaining to current and prior year investment impairments of $983 million. The investment impairments primarily related to debt and equity investments in MFN and debt investments in Genuity.

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

On July 24, 2002, we converted all but one of our shares of Class B common stock of Genuity into shares of Class A common stock of Genuity. We now own a voting and economic interest in Genuity of less than 10%, in accordance with regulatory restrictions. As a result, we have relinquished the right to convert our current ownership into a controlling interest as described above. See Note 14 for additional information on our ongoing business relationship and future commitments to Genuity.

As a result of Genuity’s continuing operating losses and a significant decrease in the market price of the Class A common stock of Genuity during the second quarter of 2002, we have determined that recoverability of our investment in Genuity is not reasonably assured. As a result, we recorded a pretax charge of $2,443 million to reduce the carrying value of our interest in Genuity to its estimated fair value.

6.     Accounting Change — Goodwill and Other Intangible Assets

Accounting Change

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. The amortization of goodwill included in our investments in equity investees is no longer recorded in accordance with the new rules. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Domestic Wireless Licenses

In conjunction with the adoption of SFAS No. 142, we have reassessed the useful lives of previously recognized intangible assets. A significant portion of our intangible assets are Domestic Wireless licenses, including licenses associated with equity method investments, that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, the wireless licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment. We will reevaluate the useful life determination for wireless licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Previous wireless business combinations have been for the purpose of acquiring existing licenses and related infrastructure to enable us to build out our existing nationwide wireless network. The primary asset acquired in such combinations has been wireless licenses. In the allocation of the purchase price of these previous acquisitions, amounts classified as goodwill have related predominately to the expected synergies of placing the acquired licenses in our national footprint. Further, in purchase accounting, the values assigned to both wireless licenses and goodwill were principally determined based on an allocation of the excess of the purchase price over the other acquired net assets. We believe that the nature of our wireless licenses and the related goodwill are fundamentally indistinguishable.

In light of these considerations, on January 1, 2002, amounts previously classified as goodwill, approximately $7.9 billion as of December 31, 2001, were reclassified into wireless licenses. Also, assembled workforce, previously included in other intangible assets, will no longer be recognized separately from wireless licenses. Amounts for 2001 have been reclassified to conform to the presentation adopted on January 1, 2002. In conjunction with this reclassification, and in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we have recognized a deferred tax liability of approximately $1.6 billion related to the difference in the tax basis compared to the book basis of the wireless licenses. This reclassification, including the related impact on deferred taxes, had no impact on our results of operations. This reclassification and the methodology to be subsequently used to test wireless licenses for impairment under SFAS No. 142 as described in the next paragraph have been reviewed with the staff of the SEC.

When testing the carrying value of the wireless licenses for impairment, we will determine the fair value of the aggregated wireless licenses by subtracting from wireless operations’ discounted cash flows the fair value of all of the other net tangible and intangible assets of our wireless operations. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized. Upon adoption of SFAS No. 142, a test for impairment of wireless licenses was performed with no impairment recognized. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Impact of SFAS No. 142

The following tables present the impact of SFAS No. 142 on reported income before extraordinary item and cumulative effect of accounting change, reported net income and earnings per share had the standard been in effect for the three and nine months ended September 30, 2001:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported income before extraordinary item and cumulative effect of accounting change	$4,408	$1,883	$2,294	$2,616
Goodwill amortization	—	12	—	35
Wireless license amortization	—	87	—	255

Adjusted income before extraordinary item and cumulative effect of accounting change	$4,408	$1,982	$2,294	$2,906

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic earnings per share	$1.61	$.69	$.84	$.97
Goodwill amortization	—	—	—	.01
Wireless license amortization	—	.03	—	.09

Adjusted earnings per share — basic	$1.61	$.72	$.84	$1.07

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Diluted earnings per share	$1.60	$.69	$.83	$.96
Goodwill amortization	—	—	—	.01
Wireless license amortization	—	.03	—	.09

Adjusted earnings per share — diluted	$1.60	$.72	$.83	$1.06

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income	$4,405	$1,875	$1,789	$2,426
Goodwill amortization	—	12	—	35
Wireless license amortization	—	87	—	255

Adjusted net income	$4,405	$1,974	$1,789	$2,716

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic earnings per share	$1.61	$.69	$.66	$.90
Goodwill amortization	—	—	—	.01
Wireless license amortization	—	.03	—	.09

Adjusted earnings per share — basic	$1.61	$.72	$.66	$1.00

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Diluted earnings per share	$1.60	$.69	$.65	$.89
Goodwill amortization	—	—	—	.01
Wireless license amortization	—	.03	—	.09

Adjusted earnings per share — diluted	$1.60	$.72	$.65	$.99

The preceding tables exclude $35 million and $80 million, or $.01 per share and $.03 per share, in the third quarter and the first nine months of 2001, respectively, related to amortization of goodwill and other intangible assets with indefinite lives of equity method investments.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

(Dollars in Millions)	Domestic Telecom	Domestic Wireless	International	Information Services	Corporate & Other	Total

Balance as of December 31, 2001	$401	$—	$627	$558	$112	$1,698
Goodwill reclassifications	—	—	351	19	—	370
Goodwill acquired during the period	—	—	51	—	—	51
CTI goodwill in impairment charge	—	—	(220)	—	—	(220)
Goodwill impairment losses under SFAS No. 142	(90)	—	—	(2)	(112)	(204)

Balance as of September 30, 2002	$311	$—	$809	$575	$—	$1,695

Other Intangible Assets

The major components and average useful lives of our other acquired intangible assets follows:

(Dollars in Millions)	As of September 30, 2002		As of December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$3,448	$1,712	$3,349	$1,279
Non-network software (3 to 7 years)	4,181	1,181	3,187	793
Other (2 to 30 years)	79	16	74	29

Total	$7,708	$2,909	$6,610	$2,101

Unamortized intangible assets:
Wireless licenses	$40,267		$38,055

Intangible asset amortization expense was $286 million and $856 million for the three and nine months ended September 30, 2002, respectively. It is estimated to be $309 million for the remainder of 2002, $1,241 million in 2003, $1,156 million in 2004, $996 million in 2005 and $570 million in 2006, primarily related to customer lists and non-network software.

7.     Financial Instruments

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The initial impact of adoption on our consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $182 million to current earnings and income of $110 million to other comprehensive income (loss). The recognition of assets and liabilities was immaterial to our financial position.

The ongoing effect of SFAS No. 133 on our consolidated financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three and nine months ended September 30, 2002, we recorded pretax losses on mark-to-market adjustments of $17 million and $28 million, respectively, and losses of $5 million and income of $12 million to other comprehensive income (loss), respectively. The pretax losses relate primarily to the mark-to-market adjustments on our long-term call options and the income in other comprehensive income (loss) relates to our cash flow hedges on foreign exchange risk. For the three and nine months ended September 30, 2001, we recorded pretax losses of $13 million and $166 million, respectively, and losses of $14 million and $28 million to other comprehensive income (loss), respectively. The pretax losses in 2001 related primarily to the mark-to-market adjustment on the conversion option on our MFN debt securities and the loss in other comprehensive income (loss) related to our cash flow hedges on foreign exchange risk.

8.     Debt

Exchangeable Notes

Previously, Verizon Global Funding Corp. issued two series of notes: 5.75% Senior Exchangeable Notes due 2003 that are exchangeable into shares of TCNZ (the 5.75% Notes) and 4.25% Senior Exchangeable Notes due 2005 that are exchangeable into C&W and NTL Incorporated (NTL) shares (the 4.25% Notes).

The exchangeable notes are indexed to the fair market value of the exchange property into which they are exchangeable. As a result of the bankruptcy of NTL, it is anticipated that the exchange property for the 4.25% Notes will consist of C&W shares and a combination of shares, warrants and equity rights in the reorganized NTL entities. If the fair market value of the exchange property exceeds the exchange price established at the offering date, a mark-to-market adjustment is recorded, recognizing an increase in the carrying value of the debt obligation and a charge to income. If the fair market value of the exchange property subsequently declines, the debt obligation is reduced (but not to less than the amortized carrying value of the notes).

At September 30, 2002 and 2001, the exchange prices of each of the 5.75% Notes and the 4.25% Notes exceeded the fair market value of the exchange property. Consequently, the notes were recorded at their amortized carrying value with no mark-to-market adjustments recorded in the third quarter or in the first nine months of 2002 and 2001. In the second and third quarters of 2002, we recorded the extinguishment of $243 million and $323 million, respectively, of the 4.25% Notes.

Support Agreements

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $21,376 million at September 30, 2002. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $63.1 billion at September 30, 2002.

Debt Issuances

In September 2002, Verizon Global Funding issued $850 million of 13-month floating rate exchangeable notes at par value. The notes may be exchanged periodically into similar notes until 2007.

In August 2002, Verizon Global Funding issued $1 billion of 7.375% notes due 2012 at a discount, resulting in gross proceeds of $991 million.

In June 2002, Verizon Global Funding issued $1 billion of 6.125% notes due 2007, $600 million of 6.875% notes due 2012 and $400 million of 7.750% notes due 2032 at discounts, resulting in total gross proceeds of $1,978 million.

In May 2002, Verizon New England Inc., a wholly owned subsidiary of Verizon, issued $480 million of 7% quarterly interest Series B debentures due 2042 at par, resulting in gross proceeds of $465 million.

In March 2002, Verizon New York Inc., a wholly owned subsidiary of Verizon, issued $1 billion of 6.875% Series A debentures due 2012 and $500 million of 7.375% Series B debentures due 2032 at discounts, resulting in gross proceeds of $990 million and $489 million, respectively.

In February 2002, Verizon Maryland Inc., a wholly owned subsidiary of Verizon, issued $500 million of 6.125% Series A debentures due 2012 at a discount, resulting in gross proceeds of $497 million.

In January 2002, Verizon New Jersey Inc., a wholly owned subsidiary of Verizon, issued $1 billion of 5.875% Series A debentures due 2012 at a discount, resulting in gross proceeds of $987 million.

9.     Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting shareowners’ investment that, under generally accepted accounting principles, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income	$4,405	$1,875	$1,789	$2,426

Other Comprehensive Income (Loss), net of taxes
Foreign currency translation adjustments	(13)	(413)	174	(65)
Unrealized gains (losses) on marketable securities	(394)	(713)	(295)	439
Unrealized derivative gains (losses) on cash flow hedges	(5)	(14)	12	(30)
Minimum pension liability adjustment	—	—	(40)	—

	(412)	(1,140)	(149)	344

Total Comprehensive Income	$3,993	$735	$1,640	$2,770

The decrease in the net unrealized gains on marketable securities in 2002 primarily relates to the reclassification of the after-tax realized gain on the sale of nearly all of our interest in TCNZ, partially offset by the reclassification of after-tax realized losses recorded due to the other than temporary declines in the market value of C&W and MFN (see Note 5). The minimum pension liability was increased in 2002 to include the minimum pension liability of TELPRI (see Note 5). The change in the net unrealized gains on marketable securities in 2001 primarily relates to the reclassification of after-tax realized losses of $2,926 million recorded primarily due to the other than temporary decline in market value of investments in C&W, NTL and MFN (see Note 5).

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)	At September 30, 2002	At December 31, 2001

Foreign currency translation adjustments	$(1,274)	$(1,448)
Unrealized gains on marketable securities	32	327
Unrealized derivative losses on cash flow hedges	(33)	(45)
Minimum pension liability adjustment	(61)	(21)

Accumulated other comprehensive loss	$(1,336)	$(1,187)

10.     Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income Used For Basic Earnings Per Common Share
Income before extraordinary item and cumulative effect of accounting change	$4,408	$1,883	$2,294	$2,616
Extraordinary item, net of tax	(3)	(8)	(9)	(8)
Cumulative effect of accounting change, net of tax	—	—	(496)	(182)

Net income	$4,405	$1,875	$1,789	$2,426

Net Income Used For Diluted Earnings Per Common Share
Income before extraordinary item and cumulative effect of accounting change	$4,408	$1,883	$2,294	$2,616
After-tax minority interest expense related to exchangeable equity interest	3	—	3	—

Income before extraordinary item and cumulative effect of accounting change — after assumed conversion of dilutive securities	4,411	1,883	2,297	2,616
Extraordinary item, net of tax	(3)	(8)	(9)	(8)
Cumulative effect of accounting change, net of tax	—	—	(496)	(182)

Net income after assumed conversion of dilutive securities	$4,408	$1,875	$1,792	$2,426

Basic Earnings Per Common Share
Weighted-average shares outstanding — basic	2,732	2,712	2,726	2,708

Income before extraordinary item and cumulative effect of accounting change	$1.61	$.69	$.84	$.97
Extraordinary item, net of tax	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	(.18)	(.07)

Net income	$1.61	$.69	$.66	$.90

Diluted Earnings Per Common Share
Weighted-average shares outstanding	2,732	2,712	2,726	2,708
Effect of dilutive securities:
Stock options	3	23	6	21
Exchangeable equity interest	14	—	5	—

Weighted-average shares outstanding — diluted	2,749	2,735	2,737	2,729

Income before extraordinary item and cumulative effect of accounting change	$1.60	$.69	$.83	$.96
Extraordinary item, net of tax	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	(.18)	(.07)

Net income	$1.60	$.69	$.65	$.89

Stock options for 254 million shares for the three months ended September 30, 2002 and 225 million shares for the nine months ended September 30, 2002 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and nine months ended September 30, 2001, the numbers of shares not included in the computation of diluted earnings per share were 101 million and 115 million, respectively.

The diluted earnings per share calculation considers the assumed conversion of an exchangeable equity interest (see Note 5).

11.     Segment Information

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

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance. These are mostly contained in International and Information Services since they actively manage investment portfolios.

Reportable Segments

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

External Operating Revenues
Domestic Telecom	$10,117	$10,313	$30,261	$31,404
Domestic Wireless	4,968	4,510	14,058	12,921
International	712	570	2,164	1,681
Information Services	1,174	1,099	2,913	2,853

Total segments	16,971	16,492	49,396	48,859
Reconciling items	230	512	1,015	1,320

Total consolidated — reported	$17,201	$17,004	$50,411	$50,179

Intersegment Revenues
Domestic Telecom	$113	$109	$424	$381
Domestic Wireless	14	11	36	29
International	14	27	67	41
Information Services	—	13	—	32

Total segments	141	160	527	483
Reconciling items	(141)	(160)	(527)	(483)

Total consolidated — reported	$—	$—	$—	$—

Total Operating Revenues
Domestic Telecom	$10,230	$10,422	$30,685	$31,785
Domestic Wireless	4,982	4,521	14,094	12,950
International	726	597	2,231	1,722
Information Services	1,174	1,112	2,913	2,885

Total segments	17,112	16,652	49,923	49,342
Reconciling items	89	352	488	837

Total consolidated — reported	$17,201	$17,004	$50,411	$50,179

Segment Income
Domestic Telecom	$1,036	$1,052	$3,334	$3,605
Domestic Wireless	268	182	705	431
International	312	238	779	691
Information Services	347	363	820	873

Total segment income	1,963	1,835	5,638	5,600
Reconciling items	2,442	40	(3,849)	(3,174)

Total consolidated net income — reported	$4,405	$1,875	$1,789	$2,426

(Dollars in Millions)	September 30, 2002	December 31, 2001

Assets
Domestic Telecom	$79,441	$82,635
Domestic Wireless	63,309	60,262
International	11,305	14,324
Information Services	4,260	4,160

Total segments	158,315	161,381
Reconciling items	10,784	9,414

Total consolidated	$169,099	$170,795

Major reconciling items between the segments and the consolidated results are as follows:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total Revenues
Domestic Telecom access line sales (see Note 3)	$136	$244	$623	$754
Corporate, eliminations and other	(47)	108	(135)	83

	$89	$352	$488	$837

Net Income
Mark-to-market adjustment — financial instruments (see Note 7)	$(17)	$(13)	$(28)	$(164)
Sales of assets and investments, net (see Note 3)	1,779	—	1,895	3
Transition costs (see Note 2)	(50)	(144)	(159)	(394)
Severance and related pension settlement benefits (see Note 2)	(185)	—	(660)	—
Cumulative effect of accounting change (see Note 6 and Note 7)	—	—	(496)	(182)
Investment-related charges (see Note 5)	(74)	—	(5,405)	(2,926)
NorthPoint settlement (see Note 2)	—	—	(114)	—
Tax benefits (see Note 5)	983	—	983	—
Other special items (see Note 2 and Note 4)	(139)	(8)	(399)	(8)
Corporate, eliminations and other	145	205	534	497

	$2,442	$40	$(3,849)	$(3,174)

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation and the results of other businesses such as lease financing. We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

12.     Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

13.     Accounting for the Impact of the September 11, 2001 Terrorist Attacks

The primary financial statement impact of the September 11th terrorist attacks pertained to Verizon’s plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex, and the associated service restoration efforts. During the quarter ended September 30, 2001, we recorded an estimate of equipment losses and costs incurred during the quarter associated with service disruption and restoration of $290 million. In addition, we accrued an insurance recovery of $150 million, resulting in a net impact of $140 million ($84 million after-tax) recorded in Operations and Support Expense in the condensed consolidated statements of income, and also reported by our Domestic Telecom segment. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

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

On January 29, 2001, the bidding phase of the FCC reauction of 1.9 GHz C and F block broadband Personal Communications Services spectrum licenses, which began December 12, 2000, officially ended. Verizon Wireless was the winning bidder for 113 licenses. The total price of these licenses was $8,781 million, $1,822 million of which had been paid. Most of the licenses that were reauctioned relate to spectrum that was previously licensed to NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively NextWave), which have appealed to the federal courts the FCC’s action canceling NextWave’s licenses and reclaiming the spectrum.

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC’s cancellation and repossession of NextWave’s licenses was unlawful. The FCC sought a stay of the court’s decision which was denied. The FCC subsequently reinstated NextWave’s licenses but it did not return Verizon Wireless’s payment on the NextWave licenses nor did it acknowledge that the court’s decision extinguished Verizon Wireless’s obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit’s decision. On March 4, 2002, the U.S. Supreme Court granted the FCC’s petition and agreed to hear the appeal. Oral argument on the appeal was heard on October 8, 2002, and a decision by the U.S. Supreme Court is expected in early 2003.

In April 2002, the FCC returned $1,479 million of Verizon Wireless’s $1,822 million license payment and stated its view that Verizon Wireless remains obligated to purchase the licenses if and when the FCC succeeds in regaining them from NextWave. On April 4, 2002, Verizon Wireless filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that Verizon Wireless has no further performance obligations with respect to the reauction, and monetary damages. On April 8, 2002, Verizon Wireless filed a petition with the U.S. Court of Appeals for the D.C. Circuit seeking a declaration that the auction obligation is voidable and a return of its remaining down payment of $261 million. Both of these matters are pending, and their outcome (as well as the outcome of the U.S. Supreme Court appeal) is uncertain. Verizon Wireless is also seeking legislation from the U.S. Congress that would permit bidders to withdraw their bids and receive their deposits back in full. In September 2002, the FCC issued a notice requesting comment on proposals that would let winning bidders receive full repayment of their deposits and opt out of their winning bids. The proposal is subject to comment and may not be enacted.

In 2001, we agreed to provide up to $2.0 billion in financing to Genuity with maturity in 2005 and have loaned $1,150 million of that commitment to date, which was included in our analysis of financial statement exposure to Genuity (see Note 5). As a result of our decision to convert all but one of our shares of Class B common stock of Genuity into shares of Class A common stock of Genuity and relinquish our right to convert to a controlling interest in Genuity, we are no longer obligated to fund the remaining commitment under the $2.0 billion agreement. Our commercial relationship with Genuity continues, which includes a five-year purchase commitment for Genuity services such as dedicated Internet access, managed web hosting and Internet security. Under this purchase commitment, which terminates in 2005, Verizon has agreed to pay Genuity a minimum of approximately $500 million over five years for its services, of which we have satisfied approximately $260 million as of September 30, 2002.

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

As discussed in Note 2, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax) for a proposed settlement of the NorthPoint litigation. The lawsuit arose from Verizon’s decision to terminate an agreement with NorthPoint to combine the two companies’ DSL businesses. Verizon terminated the merger agreement due to the deterioration in NorthPoint’s business, operations and financial condition. The proposed settlement has been approved by the bankruptcy court and paid by Verizon, the NorthPoint litigation has been dismissed with prejudice, and the bankruptcy court’s order is under appeal. Final review of the order is not expected until 2003 at the earliest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 135.0 million access line equivalents and 31.5 million wireless customers. Verizon is also the largest directory publisher in the world. With more than $67 billion in annual revenues and approximately 236,000 employees, Verizon’s global presence extends to more than 35 countries in the Americas, Europe, Asia and the Pacific.

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

Consolidated Results of Operations

In this section, we discuss our overall reported results and highlight special and nonrecurring items. In the following section, we review the performance of our segments. We exclude from the segments’ reported results the effects of these items, which management does not consider in assessing segment performance due primarily to their nonrecurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding operating results and trends from period to period.

Reported consolidated revenues were $17,201 million and $50,411 million for the quarter and the nine months ended September 30, 2002, respectively, compared to $17,004 million and $50,179 million for the quarter and nine months ended September 30, 2001, respectively. Reported consolidated operating expenses were $11,184 million and $38,200 million for the third quarter and the first nine months of 2002, respectively, compared to $13,327 million and $39,094 million, respectively, for the similar periods of 2001. Prior year reported consolidated revenues and operating expenses were not adjusted to reflect the third quarter 2002 sales of 1.27 million switched access lines in Alabama, Missouri and Kentucky (the non-strategic access lines), the deconsolidation of CTI Holdings, S.A. (CTI) to the equity method and the consolidation of Telecomunicaciones de Puerto Rico, Inc. (TELPRI). See “Special Items — Sales of Assets, Net” and “Segment Results of Operations — International” for additional discussion of the switched access line sales and the CTI and TELPRI transactions. We reported net income of $4,405 million ($1.60 per diluted share) and $1,789 million ($.65 per diluted share) for the quarter and nine months ended September 30, 2002, respectively, compared to net income of $1,875 million ($.69 per diluted share) and $2,426 million ($.89 per diluted share) for the quarter and nine months ended September 30, 2001, respectively.

Reported consolidated revenues increased by $197 million, or 1.2%, in the third quarter of 2002 and grew by $232 million, or 0.5%, in the first nine months of 2002, compared to the similar periods of the prior year. For the third quarter and the first nine months of 2002, reported consolidated operating expenses decreased $2,143 million, or 16.1%, and were lower by $894 million, or 2.3%, respectively, compared to the similar periods of 2001. In the third quarter and nine months ended September 30, 2002, higher Domestic Wireless and International revenues were partially offset by lower Domestic Telecom revenues compared to the similar periods of 2001. In addition, higher Domestic Wireless and International operating expenses were largely offset by lower Domestic Telecom operating expenses in the third quarter of 2002 compared to the prior year third quarter. For the nine months ended September 30, 2002, higher Domestic Wireless and International operating expenses were more than offset by lower Domestic Telecom operating expenses compared to the similar period of 2001 (see summary below and “Segment Results of Operations”). In addition, operating expenses in the current quarter and year-to-date period are favorably impacted by the pretax gain on the sale of the non-strategic access lines of $2,527 million, partially offset by severance and related pension settlement costs and other special charges (see summary below and “Special Items”).

Net income increased by $2,530 million, or 134.9%, in the third quarter of 2002 and was $637 million, or 26.3%, lower in the first nine months of 2002, compared to the similar periods of the prior year. The significant items impacting net income in the third quarter of 2002 compared to the third quarter of 2001 include the after-tax impact of changes in revenues and operating expenses previously described and tax benefits of $983 million recorded in the current quarter pertaining to current and prior year investment impairments. The year-to-date period ended September 30, 2002 also includes higher investment-related charges and a higher cumulative effect of accounting change, partially offset by lower unfavorable mark-to-market adjustments related to financial instruments compared to the similar period of 2001 (see summary below and “Special Items”).

Consolidated Revenues

Domestic Wireless revenues grew by $461 million, or 10.2%, in the third quarter of 2002 and $1,144 million, or 8.8%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to a 9.9% increase in subscribers since September 30, 2001.

Revenues earned by our International segment grew by $129 million, or 21.6%, in the third quarter of 2002 and $509 million, or 29.6%, in the first nine months of 2002 compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first nine months of 2001 to be comparable with 2002, revenues earned from our international businesses declined by $78 million, or 9.7%, in the third quarter of 2002 and $128 million, or 5.4%, in the first nine months of 2002 compared to the similar periods in 2001. These decreases in revenues are due to the weak economies and increased competition in our Latin America markets as well as reduced software sales. These decreases were offset in part by higher revenues generated by the GSI network, which began its commercial operations in the first quarter of 2001.

The decline in Domestic Telecom’s revenues in the current quarter and nine months ended September 30, 2002 was primarily driven by lower local and other services, partially offset by higher network access services for the nine months ended September 30, 2002. Local service revenues were lower by $100 million, or 1.9%, in the third quarter of 2002 and $796 million, or 4.9%, in the nine months of 2002 largely due to lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Revenues from other services declined $158 million, or 14.1%, in the third quarter of 2002 and $607 million, or 17.0%, in the first nine months of 2002. This decline was substantially due to lower equipment sales, lower volumes at some of our non-regulated businesses due to the slowing economy and a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services. Our network access revenues increased $196 million, or 2.0%, in the first nine months of 2002 compared to the similar period of the prior year. Access growth was mainly attributable to higher customer demand for data transport services (primarily special access services and DSL). However, volume-related growth was more than offset in the current quarter and partially offset year-to-date by price reductions associated with federal and state price cap filings and other regulatory decisions and by one-time billing adjustments.

The operating revenues of the non-strategic access lines sold during the current quarter were $136 million and $244 million for the three months ended September 30, 2002 and 2001, respectively, and $623 million and $754 million for the nine months ended September 30, 2002 and 2001, respectively. These revenues are included in consolidated results, but are excluded from Domestic Telecom segment results.

Consolidated Operating Expenses

Domestic Wireless’s operations and support expenses increased by $294 million, or 10.2%, in the third quarter of 2002 and $705 million, or 8.4%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to increased salary and wage expense in customer care and sales channels and advertising and selling expenses related to an increase in gross retail customer additions in the 2002 periods compared to the similar periods of 2001. Partially offsetting this increase, Domestic Wireless’s depreciation and amortization decreased by $115 million, or 12.2%, for the third quarter of 2002 and by $355 million, or 12.9%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The decrease was primarily attributable to a reduction of amortization expense from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was partially offset by increased depreciation expense related to the increase in depreciable assets related to an increased asset base.

International’s operations and support expenses increased by $6 million, or 1.6%, in the third quarter of 2002 and $162 million, or 13.5%, in the first nine months of 2002 compared to the similar periods in 2001. These increases are primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first nine months of 2001 to be comparable with 2002, operations and support expenses decreased $104 million, or 20.9%, in the third quarter of 2002 and $112 million, or 7.6%, in the first nine months of 2002 compared to the similar periods in 2001. These decreases reflect lower variable costs associated with reduced sales volumes in Latin America and the settlement of a contract dispute in the third quarter of 2002. Depreciation and amortization expense increased by $47 million, or 55.3%, in the third quarter of 2002 and $101 million, or 33.2%, in the first nine months of 2002 compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first nine months of 2001 to be comparable with 2002, depreciation and amortization expense increased $20 million, or 17.9%, for the third quarter of 2002 and $10 million, or 2.5%, for the first nine months of 2002 compared to the similar periods in 2001.

Domestic Telecom’s operations and support expenses decreased by $197 million, or 3.3%, in the third quarter of 2002 and $880 million, or 5.0%, in the first nine months of 2002 principally due to lower costs at our domestic telephone operations. These reductions were attributable to reduced spending for materials and contracted services, lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. Operating costs have also decreased due to business integration activities, achievement of merger synergies and other effective cost containment measures. In addition, service restoration costs associated with the terrorist attacks on September 11, 2001 and cost of equipment sales from reduced sales volumes were lower in both the quarter and year-to-date periods in 2002. These cost reductions were partially offset by higher costs associated with our growth businesses such as data and long distance services. Domestic Telecom’s depreciation and amortization expense in both periods of 2002 included the effect of growth in depreciable telephone plant and increased software amortization costs. These factors were more than offset in the third quarter of 2002 and partially offset year-to-date by the effect of lower rates of depreciation.

Operating expenses of the non-strategic access lines sold during the current quarter were $81 million and $82 million for the three months ended September 30, 2002 and 2001, respectively, and $241 million and $335 million for the nine months ended September 30, 2002 and 2001, respectively. These operating expenses are included in consolidated results, but are excluded from Domestic Telecom segment results.

Consolidated operating expenses in the current quarter and year-to-date periods are favorably impacted by the pretax gain on the sale of the non-strategic access lines of $2,527 million and lower transition costs of $160 million and $404 million in third quarter of 2002 and nine months ended September 30, 2002, respectively, compared to the similar 2001 periods. This benefit is partially offset by severance and related pension settlement costs in the current quarter and year-to-date periods of $295 million and $987 million, respectively, and other special items of $224 million and $800 million in the current quarter and year-to-date periods, respectively. Other special items are primarily comprised of asset impairment charges.

Consolidated Net Income

The significant items impacting net income in the third quarter of 2002 and nine months ended September 30, 2002 compared to the similar periods of 2001 include the impact, after taxes and minority interest, of changes in revenues and operating expenses previously described and special items excluded from operating income. These special items recorded during the current quarter include tax benefits of $983 million pertaining to current and prior year investment impairments and an after-tax gain on the sale of an international investment of $229 million, partially offset by an after-tax loss on an international investment of $74 million. The year-to-date period ended September 30, 2002 also includes investment-related charges recorded in Income (Loss) from Unconsolidated Businesses of $5,246 million ($4,993 million after-tax) compared to similar charges in the 2001 period of $3,913 million ($2,926 million after-tax). In addition, the nine-month period ended September 30, 2002 includes an after-tax charge of $496 million associated with the cumulative effect of adopting SFAS No. 142. The similar period of 2001 includes an after-tax charge of $182 million associated with the cumulative effect of adopting new accounting for derivative financial instruments. These higher charges in the first nine months of 2002 are partially offset by lower after-tax unfavorable mark-to-market adjustments related to financial instruments of $136 million compared to the similar period of 2001.

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, International and Information Services. You can find additional information about our segments in Note 11 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously highlighted the more significant of these transactions in the “Consolidated Results of Operations” section. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance. These are mostly contained in International and Information Services since they actively manage investment portfolios.

Domestic Telecom

Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 29 states and the District of Columbia. As discussed earlier under “Consolidated Results of Operations,” we recently sold wireline properties representing approximately 1.27 million access lines or 2% of the total Domestic Telecom switched access lines in service. For comparability purposes, the results of operations shown in the tables below exclude the properties that have been sold. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

Operating Revenues

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Local services	$5,138	$5,238	(1.9)%	$15,365	$16,161	(4.9)%
Network access services	3,278	3,281	(.1)	9,954	9,758	2.0
Long distance services	853	784	8.8	2,393	2,286	4.7
Other services	961	1,119	(14.1)	2,973	3,580	(17.0)

	$10,230	$10,422	(1.8)	$30,685	$31,785	(3.5)

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

The decline in local service revenues of $100 million, or 1.9%, in the third quarter of 2002 and $796 million, or 4.9%, in the nine months of 2002 was largely due to lower demand and usage of our basic local wireline services and mandated intrastate price reductions. Our switched access lines in service declined 3.6% from September 30, 2001, primarily reflecting the impact of the economic slowdown and competition for some local services. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines of 2.4% from a year ago. A primary contributor to the decline in residential access lines is negative growth in additional lines, with second line penetration at 19% at September 30, 2002, compared to 20% at the similar period last year. At the same time, business access lines have declined 5.4% from a year ago, primarily reflecting the continued weakness in the economy.

These factors were partially offset by higher payments received from CLECs for interconnection of their networks with our network and by increased sales of packaged wireline services. Sales of packages of wireline services increased by more than 25% year-over-year as a result of recently introduced and expanded new products and pricing plans. More than 19% of our consumer customer base subscribes to a package. Sales of our new “Veriations” package, which combines core services, long distance, wireless and Internet access in a discounted bundle on one bill, continue to exceed expectations, with more than 250,000 packages sold through the end of the third quarter of 2002. Further, our ONE-BILL service has been completed in all states in the former Bell Atlantic territory and the roll-out continues nationwide.

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

Our network access revenues declined $3 million, or 0.1%, in the third quarter of 2002 and increased $196 million, or 2.0%, in the first nine months of 2002. Access revenues in both periods in 2002 included higher customer demand for data transport services (primarily special access services and DSL) that grew 6.7% and 10.0% in the third quarter and first nine months of 2002, respectively, over the comparable periods in 2001. Special access revenue growth reflects strong demand in the business market for high-capacity, high-speed digital services. Voice-grade equivalents (switched access lines and data circuits) grew 6.7% from September 30, 2001 as more customers chose digital services. We added 155,000 new DSL lines in the third quarter of 2002 and 452,000 lines year-to-date, for a total of 1.64 million lines in service at September 30, 2002, a 70% year-over-year increase. At the same time, customer service levels continue to show improvement through a reduction in the DSL order provisioning interval from more than fifteen days a year ago to five days by the third quarter of 2002, and we have nearly reached a 100% self installation rate by our customers.

Volume-related growth was more than offset in the current quarter and partially offset year-to-date by price reductions associated with federal and state price cap filings and other regulatory decisions and by one-time billing adjustments. Revenue growth in both periods of 2002 was also negatively affected by the slowing economy, as reflected by declines in minutes of use from carriers and CLECs of 8.1% in the third quarter of 2002 and 7.8% year-to-date from the similar periods last year.

WorldCom Inc., including its affiliates, purchases dedicated local exchange capacity from us to support its private networks and we also charge WorldCom for access to our local network. In addition, we sell local wholesale interconnection services and provide billing and collection services to WorldCom. We purchase long distance and related services from WorldCom. On July 21, 2002, WorldCom filed for Chapter 11 bankruptcy protection. During the third quarter of 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of approximately $520 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to Verizon or other carriers who purchase capacity and/or interconnection services from Verizon. At September 30, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was approximately $150 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $69 million, or 8.8%, in the third quarter of 2002 and $107 million, or 4.7%, in the first nine months of 2002, primarily as a result of revenue growth from our interLATA long distance services offered throughout the region. We now offer long distance service in 47 states and to more than 84% of our local telephone customers across the country. Nearly 50% of our long distance customers come from states where service was most recently introduced — New York, Massachusetts, Pennsylvania, Connecticut, Rhode Island, Vermont, Maine and New Jersey. We added 804,000 new long distance customers in the third quarter of 2002 and 2.4 million customers in the first nine months of 2002. At September 30, 2002, we had a total of 9.8 million long distance customers nationwide, representing an increase of 3.0 million long distance customers year-over-year or nearly 44% customer growth and 28% revenue growth from the similar period last year. In September 2002, we received Federal Communications Commission (FCC) approval to sell long distance in New Hampshire and Delaware and began offering service in those states in October 2002. On October 30, 2002, we received FCC approval to sell long distance in Virginia, and expect to begin offering service in early November 2002. We are targeting completion of the FCC filing process in all former Bell Atlantic jurisdictions by year-end.

This revenue growth was partially offset by the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. However, we are experiencing net win-backs of customers for intraLATA toll services in the states where interLATA long distance service has been introduced. Technology substitution and lower access line growth due to the slowing economy also affected long distance services revenue growth.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment (CPE) and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, and data solutions and systems integration businesses.

Revenues from other services declined $158 million, or 14.1%, in the third quarter of 2002 and $607 million, or 17.0%, in the first nine months of 2002. This decline was substantially due to lower CPE and supply sales to some major customers, lower volumes at some of our non-regulated businesses due to the slowing economy and a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services.

Operating Expenses

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Operations and support	$5,782	$5,979	(3.3)%	$16,791	$17,671	(5.0)%
Depreciation and amortization	2,316	2,332	(.7)	7,074	6,875	2.9

	$8,098	$8,311	(2.6)	$23,865	$24,546	(2.8)

Operations and Support

Operations and support expenses, which consist of employee costs and other operating expenses, decreased by $197 million, or 3.3%, in the third quarter of 2002 and $880 million, or 5.0%, in the first nine months of 2002 principally due to lower costs at our domestic telephone operations. These reductions were attributable to reduced spending for materials and contracted services, lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers and lower employee costs associated with declining workforce levels. We have reduced our full-time headcount by 19,700 employees, or 10.5% from a year ago and 10,200 employees, or 5.7% since year-end 2001. We have reduced the installation and repair overtime hours per employee per week by 13.7% from a year ago. Further, service restoration costs related to the events of September 11, 2001 were lower in the third quarter of 2002 and year-to-date compared to similar periods in 2001. Lower cost of sales at our CPE and supply business driven by declining business volumes also contributed to the cost reductions in both periods of 2002. The year-to-date period included favorable adjustments to ongoing expense estimates as a result of specific regulatory decisions in New York and other states.

Operating costs have also decreased due to business integration activities and achievement of merger synergies. Many of our effective cost containment measures are reflected in improved productivity levels of 12.3% for installation and 9.5% for repair services, as compared to the third quarter of 2001. We have reduced rework service levels from a year ago by 9.9% for installation and 14.5% for repair, and repair dispatches have declined by more than 6.1% since the third quarter of 2001.

These cost reductions were partially offset by higher costs associated with our growth businesses such as data and long distance services. Increased costs associated with salary and wage increases for employees, higher employee medical costs and higher uncollectible accounts receivable for CLECs and other wholesale customers further offset cost reductions in both periods of 2002. Pension income, net of postretirement benefit costs, was $500 million and $1,157 million for the third quarter and year-to-date 2002, respectively, compared to $525 million and $1,287 million for the third quarter and year-to-date 2001, respectively. We expect that pension income, net of postretirement benefit costs, will continue to be slightly lower in the current year, compared to 2001.

Depreciation and Amortization

The change in depreciation and amortization expense in the quarter and year-to-date periods of 2002 included the effect of growth in depreciable telephone plant and increased software amortization costs. These factors were more than offset in the third quarter of 2002 and partially offset year-to-date by the effect of lower rates of depreciation.

Segment Income

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Segment Income	$1,036	$1,052	(1.5)%	$3,334	$3,605	(7.5)%

Segment income decreased by $16 million, or 1.5%, in the third quarter of 2002 and $271 million, or 7.5%, year-to-date compared to the similar periods last year primarily as a result of the after-tax impact of operating revenues and operating expenses described above.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Wireless sales and services	$4,982	$4,521	10.2%	$14,094	$12,950	8.8%

Revenues earned from our consolidated wireless segment grew by $461 million, or 10.2%, in the third quarter of 2002 and $1,144 million, or 8.8%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to a 9.9% increase in subscribers since September 30, 2001.

Our Domestic Wireless segment ended the third quarter of 2002 with 31.5 million subscribers, compared to 28.7 million subscribers at the end of the third quarter of 2001, an increase of 9.9%. Approximately 26.8 million, or more than 85%, of these customers subscribe to CDMA digital service, compared to 69% in the third quarter of 2001. Approximately 1.1 million net retail customers were added through internal growth during the third quarter of 2002, partially offset by a net reduction of wholesale customers of approximately 0.3 million driven primarily by subscribers related to WorldCom. As of September 30, 2002, Verizon Wireless no longer has any WorldCom subscribers in its customer base. In August 2002, we added approximately 0.4 million subscribers as a result of the acquisition of Price Communications Corp.’s (Price) wireless operations (see “Other Factors That May Affect Future Results — Recent Developments — Price Transaction”). Overall, total customers including acquisitions increased by 1.2 million in the third quarter of 2002. Total churn, including retail and wholesale, increased slightly to 2.3% in the third quarter of 2002 and decreased to 2.4% for the nine months ended September 30, 2002, compared to 2.2% in the third quarter of 2001 and 2.5% in the nine months ended September 30, 2001.

Average service revenue per subscriber per month increased 0.4% to almost $50 for the third quarter of 2002 compared to the third quarter of 2001, primarily due to our America’s Choice price plans. Approximately 60% of new contract customers chose the America’s Choice plans since their launch in February 2002 and 19% of America’s Choice subscribers are on price plans with monthly access of $55 and above. In addition, retail customers, who generally contribute higher service revenue, now comprise approximately 97% of the subscriber base, compared to 93% in the third quarter of 2001. The overall composition of the customer base is 91% contract retail customers, 6% retail prepaid and 3% resellers. Average service revenue per subscriber per month decreased by 0.6% to approximately $48 for the nine months ended September 30, 2002 compared to the similar period in 2001. This decrease was mainly attributable to decreased roaming and long distance revenues for the third quarter of 2002 and the nine months ended September 30, 2002 compared to similar periods in 2001.

The Express Network, which was launched in the first quarter of 2002 and is based on next generation 1XRTT technology, now covers a population of 170 million or approximately 75% of Verizon Wireless’s network in third quarter of 2002 compared to a population of 145 million, or approximately 65% of the Domestic Wireless network in second quarter 2002.

Operating Expenses

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Operations and support	$3,184	$2,890	10.2%	$9,049	$8,344	8.4%
Depreciation and amortization	828	943	(12.2)	2,394	2,749	(12.9)

	$4,012	$3,833	4.7	$11,443	$11,093	3.2

Operations and Support

Operations and support expenses, which represent employee costs and other operating expenses, increased by $294 million, or 10.2%, in the third quarter of 2002 and $705 million, or 8.4%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. This increase was primarily due to increased salary and wage expense in customer care and sales channels and advertising and selling expenses related to an increase in gross retail customer additions in the 2002 periods compared to the similar periods of 2001.

Depreciation and Amortization

Depreciation and amortization decreased by $115 million, or 12.2%, in the third quarter of 2002 and by $355 million, or 12.9%, for the nine months ended September 30, 2002 compared to the similar periods in 2001. The decrease was primarily attributable to a reduction of amortization expense from the adoption of SFAS No. 142, effective January 1, 2002, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. This decrease was partially offset by increased depreciation expense related to the increase in depreciable assets related to an increased asset base.

Segment Income

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Segment Income	$268	$182	47.3%	$705	$431	63.6%

Segment income increased by $86 million, or 47.3%, in the third quarter of 2002 and by $274 million, or 63.6%, for the nine months ended September 30, 2002 when compared to the similar periods in 2001. The increase is primarily due to the result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest.

The significant increase in minority interest of $111 million, or 42.4% to $373 million in third quarter of 2002 and $330 million, or 50.8% to $979 million for the nine months ended September 30, 2002 was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

International

Our International segment includes international wireline and wireless telecommunication operations and investments in the Americas, Europe, Asia and the Pacific. Our consolidated international investments as of September 30, 2002 included Grupo Iusacell, S.A. de C.V. (Iusacell) in Mexico, CODETEL, C. por A. (Codetel) in the Dominican Republic, TELPRI in Puerto Rico, Micronesian Telecommunications Corporation in the Northern Mariana Islands and Global Solutions Inc. (GSI). Those investments in which we have less than a controlling interest are accounted for by either the cost or equity method.

On January 25, 2002, we exercised our option to purchase an additional 12% of TELPRI common stock from the government of Puerto Rico. We now hold 52% of TELPRI stock, up from 40% held at December 31, 2001. As a result of gaining control over TELPRI, we changed the accounting for this investment from the equity method to full consolidation, effective January 1, 2002. Accordingly, TELPRI’s net results are reported as a component of Income (Loss) from Unconsolidated Businesses for the three and nine months ended September 30, 2001, while 2002 results of operations are included in consolidated revenues and expenses in the tables below.

On March 28, 2002, we transferred 5.5 million of our shares in CTI to an indirectly wholly-owned subsidiary of Verizon and subsequently transferred ownership of that subsidiary to a newly created trust for CTI employees. This decreased our ownership percentage in CTI from 65% to 48%. We also reduced our representation on CTI’s Board of Directors from five of nine members to four of nine (subsequently reduced to one of five members). As a result of these actions that surrender control of CTI, we changed our method of accounting for this investment from consolidation to the equity method. On June 3, 2002, as a result of an option exercised by Telfone (BVI) Limited (Telfone), a CTI shareholder, Verizon acquired approximately 5.3 million additional CTI shares. Also on June 3, 2002, we transferred ownership of a wholly owned subsidiary of Verizon that held 5.4 million CTI shares to a second independent trust leaving us with an approximately 48% non-controlling interest in CTI. In addition, during the first quarter of 2002, we wrote our remaining investment in CTI, including those shares we were contractually committed to purchase under the Telfone option, down to zero (see “Special Items”). Since we have no other future commitments or plans to fund CTI’s operations and we have written our investment down to zero, in accordance with the accounting rules for equity method investments, we are no longer recording operating income or losses related to CTI’s operations. CTI’s results of operations are reported in revenues and expenses for the three and nine months ended September 30, 2001, while 2002 revenues and expenses are not included in the tables below.

Operating Revenues

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Operating revenues	$726	$597	21.6%	$2,231	$1,722	29.6%

Revenues generated by our international businesses grew by $129 million, or 21.6%, in the third quarter of 2002 and $509 million, or 29.6%, in the first nine months of 2002 compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first nine months of 2001 to be comparable with 2002, revenues generated by our international businesses declined by $78 million, or 9.7%, in the third quarter of 2002 and $128 million, or 5.4%, in the first nine months of 2002 compared to the similar periods in 2001. These decreases in revenues are due to the weak economies and increased competition in our Latin America markets as well as reduced software sales. These decreases were offset in part by higher revenues generated by the GSI network, which began its commercial operations in the first quarter of 2001.

Operating Expenses

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Operations and support	$393	$387	1.6%	$1,365	$1,203	13.5%
Depreciation and amortization	132	85	55.3	405	304	33.2

	$525	$472	11.2	$1,770	$1,507	17.5

Operations and Support

Operations and support expenses, which include employee costs and other operating expenses, increased by $6 million, or 1.6%, in the third quarter of 2002 and $162 million, or 13.5%, in the first nine months of 2002 compared to the similar periods in 2001. These increases are primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the quarter and first nine months of 2001 to be comparable with 2002, operations and support expenses decreased $104 million, or 20.9%, in the third quarter of 2002 and $112 million, or 7.6%, in the first nine months of 2002 compared to the similar periods in 2001. These decreases reflect lower variable costs associated with reduced sales volumes in Latin America and credits related to a one-time contractual settlement of $66 million in the third quarter of 2002, offset in part by higher variable costs associated with the increased revenues and costs of GSI’s operations.

Depreciation and Amortization

Depreciation and amortization expense increased by $47 million, or 55.3%, in the third quarter of 2002 and $101 million, or 33.2%, in the first nine months of 2002 compared to the similar periods in 2001. This growth is primarily due to the consolidation of TELPRI partially offset by the deconsolidation of CTI in 2002. Adjusting the third quarter and first nine months of 2001 to be comparable with 2002, depreciation and amortization expense increased $20 million, or 17.9%, for the third quarter of 2002 and $10 million, or 2.5%, for the first nine months of 2002 compared to the similar periods in 2001. These increases were attributable to the ongoing network capital expenditures necessary to service the increased subscriber base, partially offset by the January 1, 2002 cessation of the amortization of goodwill and intangible assets with indefinite lives as required by SFAS No. 142.

Segment Income

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Segment Income	$312	$238	31.1%	$779	$691	12.7%

Segment income increased by $74 million, or 31.1%, in the third quarter of 2002 compared to the similar period in 2001. The increase is primarily the result of the after-tax impact of operating revenues and operating expenses described above, an increase in income from unconsolidated businesses and the impact on Iusacell of fluctuations of the Mexican peso of $36 million, before minority interest expense of $23 million. The third quarter of 2002 also includes a gain on the sale of a small equity investment. Segment income increased by $88 million, or 12.7%, in the first nine months of 2002 compared to the similar period in 2001. The increase is primarily the result of the after-tax impact of operating revenues and operating expenses described above, partially offset by a decrease in income from unconsolidated businesses and the impact on Iusacell of fluctuations of the Mexican peso of $72 million, before minority interest benefit of $44 million. An after-tax gain on the sale of a portion of our interest in Taiwan Cellular Corporation (TCC) of $31.5 million was recorded in the second quarter of 2002, compared to an after-tax gain on the sale of our interest in QuebecTel in the second quarter of 2001 of $63.7 million.

Income from unconsolidated businesses increased by $24 million, or 11.9%, for the third quarter of 2002 and decreased by $8 million, or 1.2%, for the first nine months of 2002 compared to the similar periods in 2001. Adjusting the quarter and first nine months of 2001 for the consolidation of TELPRI and the deconsolidation of CTI, income from unconsolidated businesses increased by $59 million, or 35.3%, for the third quarter of 2002 and $125 million, or 22.6%, for the first nine months of 2002 compared to the similar periods in 2001. The increases reflect the 2002 cessation of recording CTI’s operating losses, gains on sales of equity investments described in the preceding paragraph and the discontinuation of amortization of goodwill and intangible assets with indefinite lives of our equity investments, as required by SFAS No. 142. Partially offsetting these increases was the impact of fluctuations of the Venezuelan bolivar on the results of Compañia Anónima Nacional Teléfonos de Venezuela (CANTV) in 2002 and the cessation of recording TCC equity income.

Information Services

Our Information Services segment consists of our domestic and international publishing businesses, including print and electronic directories and Internet-based shopping guides, as well as includes website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

Operating Revenues

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Operating revenues	$1,174	$1,112	5.6%	$2,913	$2,885	1.0%

Operating revenues from our Information Services segment increased by $62 million, or 5.6%, in the third quarter of 2002 and $28 million, or 1.0%, in the first nine months of 2002 compared to the similar periods in 2001. The quarter-to-date increase was primarily due to the impact of timing and extension of publications partially offset by a sales performance shortfall for the quarter due to the slowing economy and lower affiliated revenues. The year-to-date increase was primarily due to increased revenue from the 2001 acquisition of TELUS Corporation’s (TELUS) advertising services business in Canada and increased revenues from multi-product revenue growth, though this growth was limited due to the impacts of the slowing economy. These revenue increases were offset by the impact of timing and extension of publications and lower affiliated revenues. Verizon’s Internet directory service revenue grew 59.4% over third quarter 2001 as Information Services continues to be the dominant leader in online directory services.

Operating Expenses

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Operations and support	$581	$485	19.8%	$1,492	$1,354	10.2%
Depreciation and amortization	21	21	—	52	62	(16.1)

	$602	$506	19.0	$1,544	$1,416	9.0

Total operating expenses for the third quarter of 2002 increased $96 million, or 19.0%, and $128 million, or 9.0%, in the first nine months of 2002 from the corresponding periods in 2001. The quarter-to-date increase was primarily due to higher costs associated with changes in publication dates mentioned above, uncollectible accounts receivable and timing of expenses. The year-to-date increase was primarily due to higher uncollectible accounts receivable, the timing of expenses in 2002 and a small asset sale gain recognized in 2001.

Segment Income

(Dollars in Millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Segment Income	$347	$363	(4.4)%	$820	$873	(6.1)%

Segment income decreased by $16 million, or 4.4%, in the third quarter of 2002 and $53 million, or 6.1%, in the first nine months of 2002 compared to the similar periods in 2001 primarily as a result of the after-tax impact of operating revenue and expense issues described above.

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

These special items are not considered in assessing operational performance, either at the segment level or for the consolidated company. However, they are included in our reported results. This section provides a detailed description of these special items.

Transition Costs

In connection with the Bell Atlantic Corporation—GTE Corporation merger and the formation of the wireless joint venture, we announced that we expect to incur a total of approximately $2 billion of transition costs. These costs are incurred to integrate systems, consolidate real estate and relocate employees. They also include approximately $500 million for advertising and other costs to establish the Verizon brand. Transition activities are expected to be complete by the end of 2002 and total between $2.1 billion and $2.2 billion. Transition costs incurred through the third quarter of 2002 total $2,025 million. Transition costs in the third quarter and for the first nine months of 2002 were $94 million and $292 million ($50 million and $159 million after taxes and minority interest, or $.02 and $.06 per diluted share), respectively. During the third quarter and for the first nine months of 2001, we incurred transition costs of $254 million and $696 million ($144 million and $394 million after taxes and minority interest, or $.05 and $.14 per diluted share), respectively.

Sales of Assets, Net

In October 2001, we agreed to sell all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) and 600,000 of our switched access lines in Kentucky to ALLTEL Corporation (ALLTEL). During the third quarter of 2002, we completed the sales of these access lines for $4,059 million in cash proceeds ($191 million of which was received in 2001). We recorded a pretax gain of $2,527 million ($1,550 million after-tax, or $.56 per diluted share). The operating revenues of the access lines sold were $136 million and $244 million for the three months ended September 30, 2002 and 2001, respectively, and $623 million and $754 million for the nine months ended September 30, 2002 and 2001, respectively. Operating expenses of the access lines sold were $81 million and $82 million for the three months ended September 30, 2002 and 2001, respectively, and $241 million and $335 million for the nine months ended September 30, 2002 and 2001, respectively.

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

Results for the nine months ended September 30, 2001 include a pretax gain of $80 million ($48 million after-tax, or $.02 per diluted share) recorded on the sale of the Cincinnati wireless market during the second quarter of 2001. In addition, during the second quarter of 2001, an agreement to sell the overlapping Chicago wireless market at a price lower than the net book value of the Chicago assets was executed. Consequently, we recorded an impairment charge of $75 million ($45 million after-tax, or $.02 per diluted share) related to the expected sale. The sale of the Chicago market closed in the fourth quarter of 2001.

Severance/Retirement Enhancement Costs and Settlement Gains

During the third quarter of 2002, we recorded a pretax charge of $295 million ($185 million after-tax, or $.07 per diluted share) related to settlement losses incurred in connection with employee separations announced earlier this year. SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” requires that settlement losses be recorded once prescribed payment thresholds have been reached.

During the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest, or $.17 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees.

We continually evaluate employee levels, and accordingly, may incur future severance costs.

Mark-to-Market Adjustment — Financial Instruments

During 2001, we began recording mark-to-market adjustments in earnings relating to some of our financial instruments in accordance with newly effective accounting rules on derivative financial instruments. For the three and nine months ended September 30, 2002, we recorded pretax losses on mark-to-market adjustments of $17 million ($17 million after-tax, or $.01 per diluted share) and $28 million ($28 million after-tax, or $.01 per diluted share), respectively. In the third quarter and the first nine months of 2001, we recorded pretax losses on mark-to-market adjustments of $13 million ($13 million after taxes and minority interest, or less than $.01 per diluted share) and $166 million ($164 million after taxes and minority interest, or $.06 per diluted share), respectively. The losses on mark-to-market adjustments in 2001 were primarily due to the change in the fair value of the Metromedia Fiber Network, Inc. (MFN) debt conversion option.

Investment-Related Charges

In the third quarter of 2002, we recorded a pretax loss of $101 million ($74 million after-tax, or $.03 per diluted share) to market value primarily related to our investment in Cable & Wireless plc (C&W), as a result of our decision to pursue selling this investment in the near future, which was sold in early November 2002.

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax, or $1.20 per diluted share), including a loss of $2,443 million ($2,443 million after-tax, or $.89 per diluted share) related to our interest in Genuity Inc. (Genuity) (see “Other Factors That May Affect Future Results — Genuity and Bell Atlantic—GTE Merger” for additional information); a loss of $580 million ($430 million after-tax, or $.16 per diluted share) to the market value of our investment in TELUS; a loss of $303 million ($201 million after-tax, or $.07 per diluted share) to the market value of our investment in C&W and a loss of $232 million ($231 million after-tax, or $.08 per diluted share) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

Results for the nine months ended September 30, 2002 also include the recognition of pretax losses totaling $2,146 million ($2,026 million after-tax, or $.74 per diluted share) recorded in the first quarter of 2002 relating to our investments in CANTV, MFN and CTI which are described below.

We recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) due to the other than temporary decline in the market value of our investment in CANTV. As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV’s future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

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

We recorded a pretax loss of $230 million ($190 million after-tax, or $.07 per diluted share) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI. In 2001, we recorded an estimated loss of $637 million ($637 million after-tax, or $.23 per diluted share) to reflect the impact of the deteriorating Argentinean economy and devaluation of the Argentinean peso on CTI’s financial position. As a result of the first quarter 2002 and 2001 charges, our financial exposure related to our equity investment in CTI has been eliminated.

Results for the nine months ended September 30, 2001 include a pretax loss of $3,913 million ($2,926 million after-tax, or $1.07 diluted loss per share) recognized in the second quarter of 2001 primarily relating to our investments in C&W, NTL Incorporated (NTL) and MFN. We determined that market value declines in these investments were considered other than temporary.

As a result of capital gains and other income on access line sales and investment sales in 2002, as well as assessments and transactions related to several of the impaired investments during the third quarter of 2002, we recorded tax benefits in the third quarter of 2002 pertaining to current and prior year investment impairments of $983 million ($.36 per diluted share). The investment impairments primarily related to debt and equity investments in MFN and debt investments in Genuity.

Other Charges and Special Items

On September 30, 2002, we sold nearly all of our investment in Telecom Corporation of New Zealand Limited (TCNZ) for net cash proceeds of $769 million, which resulted in a pretax gain of $383 million ($229 million after-tax, or $.08 per diluted share).

In the third quarter of 2002, we recorded a pretax impairment charge of $224 million ($136 million after-tax, or $.05 per diluted share) pertaining to Verizon’s leasing operations related to airplanes leased to airlines currently experiencing financial difficulties.

During the second quarter of 2002, we recorded pretax charges of $394 million ($254 million after-tax, or $.09 per diluted share) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom of $300 million ($183 million after-tax, or $.07 per diluted share) and other pretax charges of $94 million ($71 million after-tax, or $.02 per diluted share). In addition, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax, or $.04 per diluted share) related to a proposed settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. to combine the two companies’ DSL businesses.

Extraordinary Item

In the third quarter of 2002, we recognized a net pretax extraordinary loss of $8 million ($3 million after-tax, or less than $.01 per diluted share) related to the extinguishment of $520 million of debt prior to the stated maturity date. Results for the nine months ended September 30, 2002 include a net pretax extraordinary charge of $11 million ($6 million after-tax, or less than $.01 per diluted share) recorded in the first half of 2002 related to the extinguishment of $1,779 million of debt prior to the stated maturity date.

During the third quarter of 2001, we retired $228 million of debt prior to the stated maturity date, resulting in a pretax extraordinary charge of $12 million ($8 million after-tax, or less than $.01 per diluted share).

Cumulative Effect of Accounting Change

Impact of SFAS No. 142

We adopted the provisions of SFAS No. 142 on January 1, 2002. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. Our results for the nine months ended September 30, 2002 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $496 million after-tax ($.18 per diluted share). In accordance with the new rules, starting January 1, 2002, we are no longer amortizing goodwill, acquired workforce intangible assets and wireless licenses which we determined have an indefinite life. On a comparable basis, had we not amortized these intangible assets in the quarter and nine months ended September 30, 2001, net income before extraordinary item and cumulative effect of accounting change would have been $1,982 million, or $.72 per diluted share, and $2,906 million, or $1.06 per diluted share, respectively.

Impact of SFAS No. 133

We adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the related SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” on January 1, 2001. The impact to Verizon pertains to the recognition of changes in the fair value of derivative instruments. The initial impact of adoption was recorded as a cumulative effect of an accounting change of $182 million after-tax ($.07 per diluted share) and is included in our results for the nine months ended September 30, 2001. This cumulative effect charge primarily relates to the change in the fair value of the MFN debt conversion option prior to January 1, 2001.

Other Consolidated Results

The following discussion of several nonoperating items is based on the amounts reported in our condensed consolidated financial statements.

(Dollars in Millions)	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	% Change	2002	2001	% Change

Other Income and (Expense), Net
Interest income	$44	$115	(61.7)%	$151	$230	(34.3)%
Foreign exchange gains (losses), net	(3)	(36)	(91.7)	(64)	4	(1,700.0)
Other, net	(4)	5	(180.0)	19	34	(44.1)

Total	$37	$84	(56.0)	$106	$268	(60.4)

The changes in other income and expense, net in the three and nine months ended September 30, 2002, compared to the similar periods in 2001, were primarily due to the changes in interest income and foreign exchange gains and losses. We recorded additional interest income in the three months ended September 30, 2001 primarily as a result of interest on notes receivable and the settlement of a tax-related matter. Foreign exchange gains and losses were affected primarily by our Iusacell subsidiary, which uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

(Dollars in Millions)	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	% Change	2002	2001	% Change

Interest Expense
Interest expense	$803	$797	.8%	$2,415	$2,627	(8.1)%
Capitalized interest costs	47	137	(65.7)	148	314	(52.9)

Total interest costs on debt balances	$850	$934	(9.0)	$2,563	$2,941	(12.9)

Average debt outstanding	$58,406	$63,648	(8.2)	$61,431	$62,107	(1.1)
Effective interest rate	5.8%	5.9%		5.6%	6.3%

The decrease in interest costs for the three and nine months ended September 30, 2002, compared to the similar periods in 2001, was principally attributable to lower average interest rates and lower debt levels. Interest costs decreased in the three-month period primarily due to lower debt levels and decreased in the nine-month period primarily due to lower average interest rates. The decrease in the average debt levels for the three months and the nine months ended September 30, 2002 was primarily due to lower commercial paper borrowings. Cash from operations, asset sales and other favorable cash flows (see “Consolidated Financial Condition”) reduced the need for financing in 2002. In addition, lower capital expenditures in 2002 contributed to lower capitalized interest costs.

(Dollars in Millions)	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	% Change	2002	2001	% Change

Minority Interest	$372	$226	64.6%	$928	$533	74.1%

The increase in minority interest expense for the three and nine months ended September 30, 2002, compared to the similar periods in 2001, was primarily due to higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone (see “Segment Results of Operations—Domestic Wireless”). The decrease in minority interest expense from losses at Iusacell is more than offset by the consolidation of TELPRI and the deconsolidation of CTI (see “Segment Results of Operations—International”).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Effective Income Tax Rates	17.5%	34.3%	49.2%	44.6%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for the three months ended September 30, 2002 was favorably impacted by tax benefits relating to the other than temporary decline in fair value of several of our investments during 2002 that were not available at the time the investments were written down, as the decline in fair value was not recognizable at the time of the impairment (see “Special Items — Investment-Related Charges”). The effective rate for third quarter of 2002 was also favorably impacted by a tax law change relating to ESOP dividend deductions, increased state tax benefits and capital loss utilization. Our effective income tax rate for the nine months ended September 30, 2002 was favorably impacted by the third quarter of 2002 items; however, higher charges associated with the other than temporary decline in fair value of several of our investments without related tax benefits recorded during 2002 resulted in a higher effective tax rate in the 2002 period.

Consolidated Financial Condition

(Dollars in Millions)	Nine Months Ended September 30,

	2002	2001	$ Change

Cash Flows Provided By (Used In)
Operating activities	$16,078	$13,096	$2,982
Investing activities	(977)	(15,157)	14,180
Financing activities	(10,429)	2,669	(13,098)

Increase in Cash and Cash Equivalents	$4,672	$608	$4,064

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations in the first nine months of 2002 compared to the similar period of 2001 primarily reflects a decrease in working capital requirements.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. We invested $4,723 million in our Domestic Telecom business in the first nine months of 2002, compared to $8,470 million in the first nine months of 2001. We also invested $2,981 million in our Domestic Wireless business in the first nine months of 2002, compared to $3,342 million in the first nine months of 2001. The decrease in capital spending in 2002, particularly by Domestic Telecom, is primarily due to the effective management of our capital expenditure budget to current network demand. We expect total capital expenditures in 2002 to be approximately $12.3 billion to $12.7 billion.

We invested $1,017 million in acquisitions and investments in businesses during the first nine months of 2002, including $556 million to acquire some of the cellular properties of Dobson Communications Corporation and $218 million for other wireless properties. We also received a $1,479 million refund from the FCC in connection with our wireless auction deposit (see “Other Factors That May Affect Future Results — Recent Developments — FCC Auction” for additional information). In the first nine months of 2001, we invested $3,005 million in acquisitions and investments in businesses, including $1,691 million related to an FCC auction of wireless licenses (see “Other Factors That May Affect Future Results — Recent Developments — FCC Auction” for additional information), $410 million for additional wireless spectrum purchased from another telecommunications carrier, $178 million in wireless properties and $497 million to acquire the directory business of TELUS.

In the first nine months of 2002, we received cash proceeds of $4,638 million, including $3,868 million from the sale of non-strategic access lines and $770 million in connection with the sale of TSI. In the first nine months of 2001, we received cash proceeds of $200 million in connection with the sale of our Cincinnati wireless overlap property.

Other, net investing activities include capitalized non-network software of $742 million in the first nine months of 2002 compared with $823 million in the similar period of 2001. Other net investing activities for the first nine months of 2002 also includes net cash proceeds of $769 million in connection with the sale of our investment in TCNZ in the current quarter. The first nine months of 2001 also includes $1,150 million of loans to Genuity (see “Other Factors That May Affect Future Results — Genuity and Bell Atlantic—GTE Merger”), partially offset by proceeds of $515 million related to wireless asset sales.

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

Cash Flows Provided By (Used In) Financing Activities

Cash of $8,018 million was used to reduce our total debt during the first nine months of 2002. We repaid $2,081 million of Verizon Global Funding Corp., $2,073 million of Domestic Telecom and $1,013 million of Domestic Wireless long-term debt (including $585 million of net debt assumed in connection with the Price transaction), and reduced our short-term borrowings by $9,632 million primarily with cash and the issuance of Domestic Telecom and Verizon Global Funding long-term debt. Domestic Telecom and Verizon Global Funding issued $3,430 million and $3,816 million of long-term debt, respectively.

The net cash proceeds from increases in our total debt during the first nine months of 2001 was primarily due to the issuance of $7,006 million of long-term debt by Verizon Global Funding, partially offset by net repayments of $783 million of commercial paper and other short-term borrowings by Verizon Global Funding and by $638 million of maturities of other corporate long-term debt. In addition, Verizon Wireless issued $580 million of long-term debt and Domestic Telecom incurred $1,296 million of long-term debt, repaid $613 million of net short-term debt and retired $910 million of long-term debt.

Our debt to equity ratio was 64.3% at September 30, 2002, compared to 64.7% at September 30, 2001.

As of September 30, 2002, we had $569 million in bank borrowings outstanding. In addition, we had approximately $8.0 billion of unused bank lines of credit and our telephone and financing subsidiaries had shelf registrations for the issuance of up to $5.1 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. However, in March 2002, Standard & Poor’s (S&P) revised our credit rating outlook from stable to negative, and Moody’s Investors Service (Moody’s) reaffirmed our credit rating outlook as negative. S&P and Moody’s cited concern about the overall debt level of

Verizon. We have adopted a debt portfolio strategy that includes a reduction in total debt as well as a reduction in the short-term debt component. A change in an outlook does not necessarily signal a rating downgrade but rather highlights an issue whose final resolution may result in placing a company on review for possible downgrade. In May 2002, Moody’s placed our debt under review for possible downgrade. However, the short-term debt ratings were affirmed.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first, second and third quarters of 2002 and 2001, we announced quarterly cash dividends of $.385 per share.

Increase in Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2002 totaled $5,651 million, a $4,672 million increase over cash and cash equivalents at December 31, 2001 of $979 million. This increase in cash and cash equivalents was primarily driven by favorable working capital requirements, proceeds from the non-strategic access line sales and other sales, partially offset by a significant reduction in borrowings in 2002. Higher fourth quarter capital expenditures and normal, recurring fourth quarter payments as well as higher anticipated income tax payments are expected to reduce the cash balance at September 30, 2002.

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

Exchangeable Notes

In 1998, we issued exchangeable notes as described in Note 8 to the condensed consolidated financial statements. These financial instruments expose us to market risk, including:

•	Equity price risk, because the notes are exchangeable into shares that are traded on the open market and routinely fluctuate in value.

•	Foreign exchange rate risk, because the notes are exchangeable into shares that are denominated in a foreign currency.

•	Interest rate risk, because the notes carry fixed interest rates.

Periodically, equity price or foreign exchange rate movements may require us to mark-to-market the exchangeable note liability to reflect the increase or decrease in the current share price compared to the established exchange price, resulting in a charge or credit to income. The following sensitivity analysis measures the effect on earnings and financial condition due to changes in the exchange property for the exchangeable notes.

•	At September 30, 2002, each $1,000 principal amount of 5.75% notes (each, a 5.75% Note) was exchangeable into 178.0369 ordinary shares of TCNZ (5.75% Note Exchange Property), and the market value of the 5.75% Note Exchange Property was substantially below the debt liability associated with each 5.75% Note. Each $20 increase in the value of the 5.75% Note Exchange Property above the value of the associated debt liability would in the aggregate reduce our pretax earnings by $49 million.

•	At September 30, 2002, each $1,000 principal amount of 4.25% notes (each, a 4.25% Note) was exchangeable into 40.3702 ordinary shares of C&W and 7.6949 shares of NTL (collectively, 4.25% Note Exchange Property), and the market value of the 4.25% Note Exchange Property was substantially below the debt liability associated with each 4.25% Note. As a result of the bankruptcy of NTL, it is anticipated that the 4.25% Note Exchange Property will consist of C&W shares and a combination of shares, warrants and equity rights in the reorganized NTL entities. Each $20 increase in the value of the 4.25% Note Exchange Property above the value of the associated debt liability would in the aggregate reduce our pretax earnings by $53 million.

•	A subsequent decrease in the value of the 5.75% Note Exchange Property or the 4.25% Note Exchange Property would correspondingly increase earnings, but not to exceed the amount of any previous reduction in earnings.

•	Our cash flows would not be affected by mark-to-market activity relating to the exchangeable notes.

If we decide to deliver the exchange property, which we may have to purchase for cash, in exchange for the notes, the exchangeable note liability (including any mark-to-market adjustments) will be eliminated and the investment will be reduced by the fair market value of the exchange property delivered. Upon settlement, any excess of the liability over the book value of the exchange property delivered will be recorded as a gain. We also have the option to settle these liabilities with cash upon exchange.

Equity Risk

We also have equity price risk associated with our cost investments, primarily in common stocks and equity price sensitive derivatives that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $606 million at September 30, 2002.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $34 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $31 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Our equity price sensitive derivatives, primarily several long-term call options on our common stock (see Note 7 — Financial Instruments), do not qualify for hedge accounting under SFAS No. 133. As such, a change of approximately $3 million in the fair value of our equity price sensitive derivatives would be recognized in our condensed consolidated balance sheets and in current earnings in mark-to-market adjustment.

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

Genuity and Bell Atlantic — GTE Merger

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

On July 24, 2002, we converted all but one of our shares of Class B common stock of Genuity into shares of Class A common stock of Genuity. We now own a voting and economic interest in Genuity of less than 10%, in accordance with regulatory restrictions. As a result, we have relinquished the right to convert our current ownership into a controlling interest as described above. Our commercial relationship with Genuity continues, which includes a five-

year purchase commitment for Genuity services such as dedicated Internet access, managed web hosting and Internet security. Under this purchase commitment, which terminates in 2005, Verizon has agreed to pay Genuity a minimum of approximately $500 million over five years for its services, of which we have satisfied approximately $260 million as of September 30, 2002.

As a result of Genuity’s continuing operating losses and a significant decrease in the market price of the Class A common stock of Genuity during the second quarter of 2002, we determined that recoverability of our investment in Genuity is not reasonably assured. As a result, we recorded a pretax charge of $2,443 million to reduce the carrying value of our interest in Genuity to its estimated fair value in the second quarter of 2002.

Federal and state regulatory conditions to the merger also included commitments to, among other things, promote competition and the widespread deployment of advanced services while helping to ensure that consumers continue to receive high-quality, low-cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. The pretax cost to begin compliance with these conditions was approximately $200 million in 2000 and approximately $300 million in 2001. We expect to spend $200 million to $300 million in 2002.

Recent Developments

Verizon Wireless

FCC Auction

On January 29, 2001, the bidding phase of the FCC reauction of 1.9 GHz C and F block broadband Personal Communications Services spectrum licenses, which began December 12, 2000, officially ended. Verizon Wireless was the winning bidder for 113 licenses. The total price of these licenses was $8,781 million, $1,822 million of which had been paid. Most of the licenses that were reauctioned relate to spectrum that was previously licensed to NextWave Personal Communications Inc. and NextWave Power Partners Inc. (collectively NextWave), which have appealed to the federal courts the FCC’s action canceling NextWave’s licenses and reclaiming the spectrum.

In a decision on June 22, 2001, the U.S. Court of Appeals for the D.C. Circuit ruled that the FCC’s cancellation and repossession of NextWave’s licenses was unlawful. The FCC sought a stay of the court’s decision which was denied. The FCC subsequently reinstated NextWave’s licenses, but it did not return Verizon Wireless’s payment on the NextWave licenses nor did it acknowledge that the court’s decision extinguished Verizon Wireless’s obligation to purchase the licenses. On October 19, 2001, the FCC filed a petition asking the U.S. Supreme Court to consider reversing the U.S. Court of Appeals for the D.C. Circuit’s decision. On March 4, 2002, the U.S Supreme Court granted the FCC’s petition and agreed to hear the appeal. Oral argument on the appeal was heard on October 8, 2002, and a decision by the U.S. Supreme Court is expected in early 2003.

In April 2002, the FCC returned $1,479 million of Verizon Wireless’s $1,822 million license payment and stated its view that Verizon Wireless remains obligated to purchase the licenses if and when the FCC succeeds in regaining them from NextWave. On April 4, 2002, Verizon Wireless filed a complaint in the U.S. Court of Federal Claims against the United States government seeking both a declaration that Verizon Wireless has no further performance obligations with respect to the reauction, and monetary damages. On April 8, 2002, Verizon Wireless filed a petition with the U.S. Court of Appeals for the D.C. Circuit seeking a declaration that the auction obligation is voidable and a return of its remaining down payment of $261 million. Both of these matters are pending, and their outcome (as well as the outcome of the U.S. Supreme Court appeal) is uncertain. Verizon Wireless is also seeking legislation from the U.S. Congress that would permit bidders to withdraw their bids and receive their deposits back in full. In September 2002, the FCC issued a notice requesting comment on proposals that would let winning bidders receive full repayment of their deposits and opt out of their winning bids. The proposal is subject to comment and may not be adopted.

Price Transaction

In December 2001, Verizon Wireless and Price announced that an agreement had been reached combining Price’s wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The transaction closed on August 15, 2002 and the assumed debt was redeemed on August 16, 2002. The resulting limited partnership is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which is exchangeable into common stock of Verizon Wireless if an initial public offering of that stock occurs, or into the common stock of

Verizon on the fourth anniversary of the asset contribution date if the initial public offering of Verizon Wireless common stock does not occur prior to then. The price of the Verizon common stock used in determining the number of Verizon common shares received in an exchange is also subject to a maximum and minimum amount.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill passed earlier this year by the U.S. House of Representatives and the U.S. Senate. The Supplemental Appropriations bill includes $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover the uninsured losses of businesses (including the restoration of utility infrastructure) as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application process.

Telecommunications Act of 1996

In-Region Long Distance

We offer long distance service throughout most of the country, except in those regions served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the Telecommunications Act of 1996 (1996 Act). We now have authority to offer in-region long distance service in 11 states in the former Bell Atlantic territory, accounting for approximately 90% of the lines served by the former Bell Atlantic. These states are New York, Massachusetts, Connecticut, Pennsylvania, Rhode Island, Vermont, Maine, New Jersey, New Hampshire, Delaware and Virginia. The Pennsylvania, Vermont and New Jersey orders are currently on appeal to the U.S. Court of Appeals. The U.S. Court of Appeals has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. We expect to file applications by year-end with the FCC for permission to enter the in-region long distance market in Maryland, West Virginia and the District of Columbia.

FCC Regulation and Interstate Rates

Unbundling of Network Elements

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC’s requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court’s decision was stayed pending review by the U.S. Supreme Court. On May 13, 2002, the U.S. Supreme Court reversed that decision and upheld the FCC’s pricing rules.

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. Several parties, including the FCC, petitioned the court for rehearing of the court order. The court rejected the petitions that asked it to change its decision on September 4, 2002. The court did, however, stay its order vacating the FCC’s rules until January 2, 2003.

The court granted the limited stay in order to provide the FCC time to complete an ongoing rulemaking to determine what elements should be unbundled.

On October 25, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order upholding the FCC’s decisions that established interim limits on the availability of combinations of unbundled network elements known as enhanced extended links or “EELs.” EELs consist of unbundled loops and transport elements. The FCC decisions limited access to EELs to carriers that would use them to provide a significant amount of local traffic, and not just use them as substitutes for special access services.

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions made in the order overturned by the U.S. Court of Appeals for the D.C. Circuit. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. As a result, the FCC’s underlying order remains in effect.

Other Matters

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Cautionary Statement Concerning Forward-Looking Statements

In this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the duration and extent of the current economic downturn;

•	materially adverse changes in economic conditions in the markets served by us or by companies in which we have substantial investments;

•	material changes in available technology;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	our ability to satisfy regulatory merger conditions and obtain combined company revenue enhancements and cost savings;

•	the ability of Verizon Wireless to achieve revenue enhancements and cost savings, and obtain sufficient spectrum resources;

•	the outcome of litigation concerning the FCC NextWave spectrum auction;

•	our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on Sept. 11, 2001; and

•	changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Condition section under the caption “Market Risk.”

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in Internal Controls

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number

10	Amendment to the Employment Agreement between Verizon and Charles R. Lee.

(b)  Reports on Form 8-K filed or furnished during the quarter ended September 30, 2002:

A Current Report on Form 8-K, filed July 25, 2002, containing a press release announcing the decision not to reintegrate Genuity into the Company.

A Current Report on Form 8-K, furnished on July 31, 2002, containing a press release announcing earnings for the second quarter of 2002 and supplemental information about our financial and other projections.

A Current Report on Form 8-K, furnished on August 12, 2002, containing certification statements to the Securities and Exchange Commission relating to Exchange Act filings, signed by President and Chief Executive Officer Ivan G. Seidenberg and by Executive Vice President and Chief Financial Officer Doreen A. Toben.

A Current Report on Form 8-K, filed August 21, 2002, containing an exhibit of computation of ratio of earnings to fixed charges.

A Current Report on Form 8-K, furnished on September 30, 2002, containing an update provided by Executive Vice President and Chief Financial Officer Doreen A. Toben on the company’s continued progress in reducing its debt levels.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: November 13, 2002	By	/s/ John F. Killian

John F. Killian
Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2002

Certifications

I, Ivan G. Seidenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Ivan G. Seidenberg

Ivan G. Seidenberg
President and Chief Executive Officer

I, Doreen A. Toben, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Doreen A. Toben

Doreen A. Toben
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10	Amendment to the Employment Agreement between Verizon and Charles R. Lee.