Form 10-K
period 2002-12-31
VERIZON COMMUNICATIONS INC
filed 2003-03-14
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)
1095 Avenue of the Americas
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-2121

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $.10 par value	New York, Philadelphia, Boston,
Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ✓    No

At June 28, 2002, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $107,221,649,000.

At January 31, 2003, 2,745,782,839 shares of the registrant’s Common Stock were outstanding, after deducting 5,867,645 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2002 (Parts I and II).

Portions of the registrant’s Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareowners (Part III).

PART I
Item 1.   Business

General

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 135.8 million access line equivalents and 32.5 million Verizon Wireless customers. Verizon is also the largest directory publisher in the world. With more than $67 billion in annual revenues and 229,500 employees, Verizon’s global presence extends to 32 countries in the Americas, Europe, Asia and the Pacific.

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

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121).

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom	Domestic wireline communications services, principally representing our telephone operations that provide local telephone services in 29 states and the District of Columbia. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

Domestic Wireless	Domestic wireless products and services include wireless voice and data services, paging services and equipment sales.

International	International wireline and wireless communications operations and investments in the Americas, Europe, Asia and the Pacific.

Information Services	Domestic and international publishing businesses, including print SuperPages® and electronic SuperPages.com® directories, as well as website creation and other electronic commerce services. This segment has operations principally in North America, Europe and Latin America.

You can find segment financial information under the heading “Segment Results of Operations” on pages 15 through 20 and in Note 20 on pages 63 through 64 of the 2002 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Domestic Telecom

Operations

Our Domestic Telecom segment, principally representing our wireline telephone operations, provided approximately 60% of 2002 total operating revenues. Our telephone operations presently serve a territory consisting of 135.8 million access line equivalents in 29 states and the District of Columbia. This segment also provides long distance and other telecommunication services. Domestic Telecom provides mainly two types of telecommunications services:

•	Exchange telecommunications service is the transmission of telecommunications among customers located within a local calling area within a local access and transport area (LATA). Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance) and toll services outside a LATA (interLATA long distance).

•	Exchange access service links a customer’s premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

We have organized our Domestic Telecom segment into five marketing units operating across our telephone subsidiaries. The units focus on specific markets. We are not dependent on any single customer. Our telephone operations remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes our Network Integration Group which provides data transmission, Internet and network integration services (integrating multiple geographically disparate networks into one system) and our Select Services unit which operates as a provider of interLATA long distance services, network monitoring services and telecommunications equipment sales to medium and large businesses. Revenues in 2002 were approximately $6.8 billion, representing approximately 17% of Domestic Telecom’s aggregate revenues.

The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services and Internet access services. Some of our long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. Under the Telecommunications Act of 1996 (1996 Act), our ability to offer in-region long distance services in the states where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers is largely dependent on satisfying prescribed requirements. See “Telecommunications Act of 1996” below. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary that markets customer premises equipment to the end-user. Revenues in 2002 were approximately $23.9 billion, representing approximately 59% of Domestic Telecom’s aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Wholesale unit markets our network operations, which principally includes our carrier access and telecom industry services. Revenues in 2002 were approximately $8.9 billion, representing approximately 22% of Domestic Telecom’s aggregate revenues. Approximately 34% of total wholesale revenues were derived from interexchange carriers (calculated using wholesale’s switched access revenue over total wholesale revenue). Most of the remaining revenues came from business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers.

The Network unit principally manages our switched and special access to the telephone operations’ local exchange networks. Revenues in 2002 were approximately $600 million, representing approximately 1% of Domestic Telecom’s aggregate revenues.

The National Operations unit markets our Connected Solutions services that supply installation and repair labor and manages our Supply unit that is responsible for the procurement and management of inventory and supplies for our telephone operations, as well as other subsidiaries. Our Supply unit also sells material and logistic services to third parties. Revenues in 2002 (after eliminations and combined with all other Domestic Telecom revenues) were approximately $500 million, representing approximately 1% of Domestic Telecom’s aggregate revenues.

Telecommunications Act of 1996

We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act and technological advances.

In-Region Long Distance

We offer long distance service throughout most of the country, except in Maryland, West Virginia and the District of Columbia where we have not yet received authority to offer long distance service under the 1996 Act, and in Alaska. Under the 1996 Act, our ability to offer in-region long distance services in the regions where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers is largely dependent on satisfying specified requirements. The requirements include a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that our entry into the in-region long distance market would be in the public interest.

We now have authority to offer in-region long distance service in 11 states in the former Bell Atlantic territory, accounting for approximately 90% of the lines served by the former Bell Atlantic. These states are New York, Massachusetts, Connecticut, Pennsylvania, Rhode Island, Vermont, Maine, New Jersey, New Hampshire, Delaware and Virginia. The Pennsylvania and New Jersey orders are currently on appeal to the U.S. Court of Appeals. The U.S. Court of Appeals has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. In December 2002, we filed an application with the FCC for permission to enter the in-region long distance market in Maryland, West Virginia and the District of Columbia. The FCC must act on this application by March 19, 2003.

FCC Regulation and Interstate Rates

Our telephone operations are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the 1996 Act.

Access Charges and Universal Service

On May 31, 2000, the FCC adopted the Coalition for Affordable Local and Long Distance Services (CALLS) plan as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $0.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC’s further consideration of its justification of these components.

As a result of tariff adjustments which became effective in July 2002, approximately 98% of our access lines reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. We have been authorized to remove special access and dedicated transport services from price caps in 36 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 17 additional MSAs in the former GTE territory. In addition, the FCC has found that in 20 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps. Approximately 55% of special access revenues are now removed from price regulation. We also have an application pending that, if granted, would remove an additional three MSAs, and special access connections to end-user customers in two additional MSAs, from price cap regulation.

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

In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers’ voice services.

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

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. Several parties, including the FCC, petitioned the court for rehearing of the court order. The court rejected the petitions that asked it to change its decision on September 4, 2002. The court did, however, stay its order vacating the FCC’s rules until February 20, 2003, to provide the FCC time to complete an ongoing rulemaking to determine what elements should be unbundled. Several carriers have sought U.S. Supreme Court review of the underlying court decision. That request remains pending.

On October 25, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order upholding the FCC’s decisions that established interim limits on the availability of combinations of UNEs known as enhanced extended links or “EELs.” EELs consist of unbundled loops and transport elements. The FCC decisions limited access to EELs to carriers that would use them to provide a significant amount of local traffic, and not just use them as substitutes for special access services.

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions made in the order overturned by the U.S. Court of Appeals for the D.C. Circuit. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review, but the order has not yet been released.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. One carrier has sought U.S. Supreme Court review of that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

State Regulation of Rates and Services

State public utility commissions regulate our telephone operations with respect to intrastate rates and services and other matters. In many jurisdictions the telephone operations have been able to replace rate of return regulation with price regulation plans.

Verizon California Inc.

Arizona

Verizon California’s operations in Arizona are subject to rate of return regulation.

California

Verizon California’s operations in California have operated under the New Regulatory Framework (NRF) since 1990. The NRF allows for a gradual transition to less regulation on a service-by-service basis. The NRF is reviewed every three years and currently has the following features:

•	Earnings Ceiling: The ceiling is suspended.

•	Price Cap Index: By setting inflation equal to productivity, the California Public Utilities Commission (CPUC) has suspended the price cap index. Limited exogenous changes are allowed. Generally, exogenous changes are changes unique to or specifically targeted to a company that are beyond its control (in this case, changes are permitted only for matters mandated by the CPUC or changes in total intrastate cost recovery resulting from changes between federal and state jurisdictions).

•	Price Flexibility: Services fall into three categories.

Category I services cannot be changed without CPUC approval.

Category II services are partially competitive and can be adjusted within a ceiling/floor range. The current price (effectively the ceiling) cannot be increased without a formal application.

Category III services are considered competitive and can be increased or decreased on short notice.

•	New Services: New services can be classified as Category II or III. If introduced as Category III, Verizon California must demonstrate insignificant market power.

The CPUC will review NRF features during 2003 – 2004.

Nevada

Verizon California’s operations in Nevada are subject to rate of return regulation.

Verizon Delaware Inc.

Since 1994, Verizon Delaware has been regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (Delaware Telecommunications Act). The Delaware Telecommunications Act provides the following:

•	The prices of “Basic Telephone Services” (e.g., dial tone and local usage) will remain regulated and cannot change in any one year by more than the Gross Domestic Product – Price Index (GDP-PI) less 3%.

•	The prices of “Discretionary Services” (e.g., Identa Ring(SM) and Call Waiting) cannot increase more than 15% per year per service.

•	The prices of “Competitive Services” (e.g., voice messaging and message toll service) are not subject to tariff or regulation.

•	Verizon Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware’s telecommunications network during the first five years of the plan.

In April 2001, the Delaware Public Service Commission approved Verizon Delaware’s request for an extension of the current incentive regulation plan until one year after Verizon Delaware obtains authority to enter the long distance market, or March 2004, whichever occurs first. In exchange for the extension, Verizon Delaware agreed to cap basic rates until December 31, 2002. On September 24, 2002, the FCC granted Verizon Delaware’s application to enter the long distance market. In 2002, Verizon Delaware advised the Delaware Public Service Commission that it elects to remain regulated under the Delaware Telecommunications Act, with minor modifications. No action on this request has yet been scheduled.

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

Verizon Hawaii Inc.

Verizon Hawaii’s telephone operations are subject to rate of return regulation.

Verizon Maryland Inc.

In 1996, the Public Service Commission of Maryland approved a price cap plan for regulating the intrastate services provided by Verizon Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation as reflected in the Consumer Price Index (CPI). Rates for Competitive Services may be increased without regulatory limits. Regulation of profits is eliminated. The Public Service Commission of Maryland is currently reviewing the incentive regulation plan. Verizon Maryland has sought to eliminate the price cap formula and to move all business services into the competitive category.

Verizon New England Inc.

Maine

In June 2001, the Maine Public Utilities Commission (PUC) ordered the continuation of an Alternative Form of Regulation (AFOR) for Verizon Maine for a second five-year term. Key aspects of the new plan:

•	Eliminates annual filings to adjust rates of core services;

•	Eliminates the 4.5% productivity factor applied in the initial AFOR term;

•	Provides total pricing flexibility for all services except local service, operator services and directory assistance;

•	Allows an increase in local service rates that offsets (in whole or in part) a legislatively required access charge reduction;

•	Rejects proposals to institute over 9,000 retail service quality measures and instead continues the current service quality plan with some modifications; and

•	Requires monitoring of Verizon Maine’s toll rate/revenue reductions to insure that toll users benefit from the access reductions, either in reduced toll rates from Verizon Maine, or in toll savings from alternative carriers. At the end of a two-year monitoring period that began December 31, 2000, Verizon Maine’s toll rates/revenues must be $19.8 million lower, or additional cuts in toll rates will be required. Thereafter, toll rates are unrestricted. On February 6, 2003, Verizon Maine filed with the PUC proof that the required reduction in toll revenues had occurred and that no further regulation of toll prices is required. PUC consideration of Verizon Maine’s filing is pending.

The Maine Public Advocate appealed the PUC’s AFOR decision to the Maine Supreme Judicial Court, claiming that any extension to the AFOR must be preceded by an investigation of Verizon Maine’s costs and earnings utilizing traditional rate of return principles. On February 28, 2003, the court ruled that while state law requires that telephone rates under an AFOR are no higher than under rate of return regulation, the PUC has broad discretion in making such a determination that would not necessarily require a full rate of return inquiry. However, the court vacated and remanded the decision to the PUC for its failure to expressly make such a determination, or in the alternative that if such a showing cannot be made, that it nonetheless remains in the best interest of ratepayers to proceed with an AFOR. No change in any of Verizon Maine’s rates is required by the court’s decision while the remand proceeding is pending.

Massachusetts

In April 2001, Verizon New England filed with the Massachusetts Department of Telecommunications and Energy (DTE) a proposed alternative regulatory plan to replace the price regulation plan that was to expire in August 2001. On May 8, 2002, the DTE issued its decision in Phase I of the case in which it found that Verizon New England had demonstrated the existence of sufficient competition for most of its retail business services and granted Verizon New England pricing flexibility on the services. Price increases are not constrained. Price decreases are subject to price floor requirements. In addition, the DTE ruled that Verizon New England should reduce state switched access prices to interstate levels on a revenue neutral basis by increases in residence dial tone rates. With respect to residence services, the DTE tentatively concluded that Verizon New England should have pricing flexibility for non-basic services but that increases in basic services should be limited. The DTE directed Verizon New England to file proposals consistent with its findings. These proposals are under review by the DTE in Phase II of the case, and a decision is pending.

On July 11, 2002, the DTE issued a comprehensive order in which it ruled on the cost studies used for setting Verizon New England’s prices for UNEs. Verizon New England and other parties filed motions for reconsideration of various portions of the order. On January 14, 2003, the DTE issued its ruling on the motions and directed Verizon New England to file new cost studies consistent with the rulings within 30 days.

On December 20, 2002, the DTE issued its decision in response to a remand by the United States District Court for the Eastern District of Massachusetts in an appeal brought by WorldCom Inc. and Global NAPS Inc. related to several orders of the DTE dating back to May 1999. The court ruled in an August 2002 decision that DTE orders finding that reciprocal compensation was not owed on Internet-bound traffic did not comply with federal law because the DTE had not rested its rulings on the specific language of the interconnection agreements. In its latest decision, the DTE ruled that the plain terms of the agreements excluded Internet-bound traffic from the scope of the reciprocal compensation provisions, and therefore, Verizon New England had no obligation to pay reciprocal compensation on such traffic. Global NAPS and WorldCom have appealed the DTE’s decision to the United States District Court for the Eastern District of Massachusetts.

New Hampshire

Verizon New England’s operations in New Hampshire are currently subject to rate of return regulation.

Rhode Island

Pursuant to a directive of the Rhode Island Public Utilities Commission (RIPUC), Verizon Rhode Island filed in July 2002 a proposal for a new alternative regulation plan to replace the existing price cap plan that was to expire in December 2002. Following the close of evidentiary hearings in the case, Verizon Rhode Island and the Rhode Island Division of Public Utilities and Carriers (Division) filed a stipulation on December 6, 2002 resolving all issues in the case. The principal components of the stipulated plan are:

•	No index or price cap formula;

•	Pricing flexibility for all business services, subject to a long-run incremental cost (LRIC)-based price floor;

•	The company may increase residential basic exchange rates by $1 per year in years one and two. An additional $1 increase in year three will be subject to RIPUC and Division review;

•	The company may pass through exogenous changes, subject to a $2.5 million annual cap, but must absorb the first $1 million in exogenous changes in the year in which approval is sought;

•	The company will continue its voluntary funding of a discount program for Internet access for schools and libraries at up to $2 million per year until the earlier of December 31, 2004, or the implementation of an alternative funding mechanism (e.g., legislation);

•	The current retail service quality plan is maintained with certain modifications; and

•	The term of the plan is three years.

After further hearing and briefing, the RIPUC approved the stipulation at an open meeting on January 10, 2003, with two modifications. First, the RIPUC imposed limits on price increases for all other non-basic residential services as follows:

For services priced at $5 or less, rates may increase 15% per year

For services priced at $5.01 to $10, rates may increase 10% per year

For services priced over $10, rates may increase 5% per year

Second, the company is required to file quarterly reports showing for each wire center in the state the number of access lines served by the company and the number and type of access lines served by competitors. The RIPUC is expected to enter a written order shortly.

Vermont

In 2000, the Vermont Public Service Board approved a five-year incentive regulation plan that will provide Verizon New England with increased flexibility to introduce and price new products and services. The plan also removes most restrictions on Verizon New England’s earnings from Vermont operations during the life of the plan and contains no productivity adjustment. The plan limits Verizon New England’s ability to raise prices on existing products and services, and requires revenue reductions of $16.5 million at the outset of the plan, $6.5 million during the first year of the plan and approximately $6.0 million over the subsequent years of the plan. The plan also requires some service quality improvements subject to financial penalty.

Verizon New Jersey Inc.

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with four lines or less, and the ordering, installation and restoration of these services. Verizon New Jersey provides “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002, pursuant to a decision announced by the NJBPU on June 19, 2002.

The new plan eliminates the prior earnings sharing provisions.

On July 15, 2002, the NJBPU announced an order on reconsideration of its December 17, 2001 decision in which it prescribed new rates, terms and conditions under which Verizon New Jersey is required to make its network available to competitive local exchange carriers (CLECs). Many of these rates constitute substantial reductions to Verizon New Jersey’s prior UNE rates. Verizon New Jersey filed suit in the United States District Court for the District of New Jersey on November 7, 2002, seeking judicial review of these rates and compensation for the taking they effected. The case is presently pending.

Verizon New York Inc.

The New York State Public Service Commission (NYSPSC) has adopted a new incentive plan to regulate the services of Verizon New York, effective March 1, 2002. The plan provides pricing flexibility, adopts new service quality standards and does not restrict Verizon New York’s earnings. The plan will expire in 2004, except that the service quality provisions of the plan will expire in 2005.

The new plan:

•	Permits Verizon New York to increase its retail rates by 3% of its intrastate revenues per year in each of the two years of the plan, but limits any increase on residence service first lines to $1.85 in 2002 and $.65 in 2003, and freezes rates and lowers service connection charges for low income consumers;

•	Establishes state-wide service quality standards, with the potential for customer credits and restrictions on Verizon New York’s pricing flexibility if it fails to meet those standards;

•	Establishes that the rates provided in the NYSPSC’s January 2002 order on pricing of UNEs will remain in effect for the duration of the plan; and

•	Requires Verizon New York to transition to generally accepted accounting principles accounting for preparing financial statements for regulatory purposes, over a three-year period.

On January 28, 2002, the NYSPSC issued an order mandating substantial reductions in the rates that Verizon New York may charge its local exchange competitors for access to UNEs.

On January 22, 2003, the NYSPSC, noting that current FCC and NYSPSC cost allocation and accounting safeguards imposed on Verizon New York offer strong protection against abusive affiliate transactions, granted our request to terminate an 11-year old set of structural safeguards that restricted transactions between Verizon New York and its affiliates.

Verizon New York’s operations in Connecticut have been subject to rate of return regulation. In February 2001, the Department of Public Utility Control adopted an incentive regulation plan proposed by Verizon New York, which eliminates regulation of earnings and provides other deregulatory benefits.

Verizon North Inc.

Illinois

Verizon North’s telephone operations in Illinois are subject to rate of return regulation. Optional toll plans, Integrated Services Digital Network (ISDN), frame relay, payphones, CentraNet®, and other data services are considered deregulated and have total pricing flexibility.

Indiana

Verizon North’s telephone operations in Indiana are subject to rate of return regulation.

Michigan

Since the Michigan Telecommunications Act was passed in 1991, a form of regulation that focuses on services, prices and costs has replaced rate of return regulation. Earnings are not regulated. All rates for regulated services must meet a cost floor. Verizon North may increase local rates annually up to 1% less than the Consumer Price Index. Any rate increases above that amount must be approved by the Michigan Public Service Commission (MPSC) as “just and reasonable.” The MPSC may only approve rate increases based upon one or more of the following 5 factors: total service LRIC; comparison to other provider rates; whether a new function, feature or capability is offered; increase in costs to provide local service; and whether further investment is economically justified. The MPSC has no jurisdiction over numerous unregulated services. Other services have substantial pricing flexibility.

On July 17, 2000, several amendments to the Michigan Telecommunications Act, among other things, reduced Verizon North’s local rates by approximately $26 million and prohibited any rate increases for three years. On September 4, 2000, the U.S. District Court for the Eastern District of Michigan issued an order that temporarily stopped the rate freeze from going into effect pending further proceedings, but refused to issue an order to stop the rate reduction from going into effect. On September 28, 2000, the U.S. Court of Appeals for the Sixth Circuit issued an order to temporarily stop the rate reduction from going into effect, pending further proceedings. On December 31, 2002, the United States District Court for the Eastern District of Michigan approved a settlement between the parties that reduced Verizon’s $3.50 End User Common Line Charge by $.25 prospectively. Pursuant to the settlement, the pending proceeding before the U.S. Court of Appeals for the Sixth Circuit is being withdrawn and this matter is closed.

Ohio

Verizon North’s telephone operations in Ohio are subject to rate of return regulation.

Pennsylvania

On July 26, 2001, the Pennsylvania Public Utility Commission (PPUC) rejected, in part, and accepted, in part, a proposed price cap plan filed by Verizon North. The PPUC accepted, with some modification, that part of the plan that provided for the deregulation of the pricing of competitive services; elimination of earnings sharing; adoption of a productivity factor based on inflation; a provision to adjust rates for exogenous events; and a price cap of rates of protected services. The PPUC rejected that part of Verizon North’s plan that provided for improvement of Verizon North’s network infrastructure. In 2002, the PPUC approved a revised infrastructure plan for Verizon North.

Wisconsin

Verizon North entered a price cap plan in 1995. The plan does not regulate earnings and price cap index increases can be accumulated and deferred up to three years. The maximum increase for any non-basic rate element is 10% or the increase in the GDP-PI, whichever is greater. Basic local service is limited to GDP-PI less 2%. Intrastate access service mirrors interstate rates. There are no restrictions on other services as long as they cover LRICs. Rate changes are effective on one day’s notice after customer notice and new services take effect after ten days. The statute requires that no earlier than six years, and no more frequently than every three years thereafter, the Public Service Commission of Wisconsin may by rule increase or decrease the GDP-PI productivity factor in any twelve-month period to reflect any statewide changes in the productivity experience of the telecommunications industry. The productivity factor is under review.

Verizon Northwest Inc.

California

Verizon Northwest’s California operations are subject to rate of return regulation.

Idaho

Verizon Northwest’s Idaho operations are subject to rate of return regulation.

Oregon

Verizon Northwest’s Oregon operations are subject to rate of return regulation. Pricing flexibility is permitted in competitive zones and Verizon Northwest currently has Digital Channel Service, ISDN, PBX trunks (telephone switching equipment on customer premises), DID trunks (trunks from the customer premises switches to the central office) and single line business service offerings in these zones. Billing and collection and CentraNet® are in a competitive class and are flexibly priced.

Washington

Verizon Northwest’s Washington operations are subject to rate of return regulation. IntraLATA toll and billing and collection are flexibly priced.

Verizon Pennsylvania Inc.

The PPUC regulates Verizon Pennsylvania under an Alternative Regulation Plan approved in 1994. The plan provides for a pure price cap plan with no sharing of earnings with customers and replaces rate base, rate of return regulation. Competitive services, including toll, directory advertising, billing services, Centrex service, paging, speed calling, repeat calling, and HiCap (high capacity private line) and business services provided to larger customers are price deregulated. All non-competitive services are price regulated.

The plan:

•	Permits annual price increases up to, but not exceeding, the GDP-PI minus 2.93%;

•	Requires annual price decreases when the GDP-PI falls below 2.93%;

•	Caps prices for protected services, including residential and business basic exchange services, special access and switched access, through 1999; and

•	Permits revenue-neutral rate restructuring for noncompetitive services.

The PPUC’s order approving the Bell Atlantic-GTE merger extended the cap on residential and business basic exchange services through 2003.

The plan requires Verizon Pennsylvania to provide a Lifeline Service for residential customers. The plan also requires deployment of a universal broadband network, which must be completed in phases: 20% by 1998, 50% by 2004, and 100% by 2015. Deployment must be reasonably balanced among urban, suburban and rural areas.

In May 2002, the PPUC found that the plan required Verizon Pennsylvania to deploy a broadband network capable of providing 45 megabits per second service within 5 days of a customer request. Verizon Pennsylvania has requested reconsideration of this ruling and has filed a petition to clarify its network deployment commitments. A final decision on the petition is expected by mid-2003.

In 2002, Verizon Pennsylvania proposed that all business services be reclassified as competitive. That petition is currently under consideration by the PPUC.

Verizon South Inc.

North Carolina

Verizon South’s operations in North Carolina have been under a price cap plan since 1996 that is subject to review in 2002 – 2003. Earnings are not regulated and local rates can be increased by GDP-PI less 2%. Rate increases are effective on fourteen days notice. Verizon South has complete flexibility to increase rates for billing and collection, Centrex, and enhanced digital switch service. The price plan is currently under review.

South Carolina

Verizon South’s South Carolina price cap plan started during 2000. Under the statute, existing rates are deemed just and reasonable on the date of notification. Residential and single-line business local service rates are capped for two years from the date of election. After two years, these rates may be adjusted annually pursuant to an inflation-based index. Rates for other services are flexibly priced. Price decreases are effective in seven days. Price increases and new services prices are effective in fourteen days.

Virginia

On December 21, 2000, the Virginia State Corporation Commission (VSCC) approved a price cap plan for Verizon South that is substantially similar to Verizon Virginia’s plan described below.

The new plan was effective January 1, 2001 and has no expiration date.

Verizon Southwest

The Texas Public Utilities Commission regulates Verizon Southwest under a price cap plan with no cap on earnings pursuant to the Public Utility Regulatory Act (PURA). The plan places services into four categories:

•	Basic services – These include basic local residential charges such as service connection, mandatory expanded calling plans and residential call waiting. Price increases prior to September 1, 2005 are only allowed to adjust for changes in FCC separations that affect net income by at least 10% and for rate group reclassifications due to access line growth. After September 1, 2005, price increases require approval. Full packaging (an integrated offering of some or all of our products and services) is allowed.

•	Non-basic services – This category only includes switched access, which is price-capped until September 1, 2005. Decreases can be made to the LRIC. The statute contains no expiration provision.

•	Price-capped non-basic services – These services include basic local business charges such as service connection and BRI-ISDN (Basic Rate Interface – Integrated Services Digital Network). These services are price-capped until September 1, 2005. Decreases can be made to the LRIC. Full packaging is allowed.

•	Non-basic services without caps – This category represents all other regulated services, including intraLATA toll, custom calling features (except residential call waiting), special access, operator services, PBX and ISDN services. These services have unlimited upward pricing flexibility. Decreases can be made to the LRIC (with imputation) or the prices in effect on September 1, 1999, whichever is less. Full packaging is allowed.

Verizon Virginia Inc.

Effective in 1995, the VSCC approved an alternative regulatory plan that regulates Verizon Virginia’s noncompetitive services on a price cap basis and does not regulate Verizon Virginia’s competitive services. The plan does not regulate profits. In June 2001, the VSCC modified the plan and extended the moratorium on rate increases for basic local telephone service until 2004. The plan has no expiration date.

Verizon Washington, DC Inc.

On February 28, 2002, the District of Columbia Public Service Commission (DCPSC) approved a new price cap plan for local retail services provided by Verizon Washington, DC. Key provisions of the 2002 plan include:

•	A two year term;

•	No earnings restrictions, service penalties or revenue sharing;

•	Four service categories: basic residential, basic business, discretionary and competitive;

•	A cap on residential dial tone line rates for the term of the plan and a reduction in residential service connection charges;

•	Annual pricing flexibility for all other basic residential services, with the increase in total revenues from these services limited to the annual inflation rate (as measured by the change in GDP-PI) and increases for any individual service in the category limited to 10%;

•	Classification of all business services as competitive with complete pricing flexibility except for basic business dial tone lines, PBX trunks, local directory service and message units, which are subject to a 10% annual limit on any rate increase;

•	Pricing flexibility on discretionary services, with a 15% annual limit on any rate increase;

•	Flexibility to bundle or package existing services; and

•	Assistance by Verizon Washington, DC to the District of Columbia government to set up “211” dialing for District of Columbia social services agencies, as well as additional social services infrastructure investments and one-time customer discounts.

Verizon West Virginia Inc.

On October 3, 2001, the West Virginia Public Service Commission (WVPSC) approved Verizon West Virginia’s new Incentive Regulation Plan (IRP). The new IRP continues, until December 31, 2005, the flexible price regulation of competitive services, caps on basic rates, infrastructure commitments and unlimited earnings freedom that have been in place since 1988. In addition, long distance, wide area telephone service and national directory assistance will be rate-deregulated, and Verizon West Virginia may petition for the rate deregulation of any other service, except basic residential service, as early as January 1, 2002.

In addition, Verizon West Virginia will phase-in an annual rate decrease of $19.2 million by July 2004. Cumulative rate reductions will be $91.7 million over the five-year life of the IRP, and total annual reductions by the end of the IRP will be $26 million.

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

One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our telephone operations, to permit potential competitors (CLECs) to:

•	Purchase service from the ILEC for resale to CLEC customers;

•	Purchase UNEs from the ILEC; and/or

•	Interconnect the CLEC’s network with the ILEC’s network.

As a result, competition in our local exchange markets continues to increase. Our telephone operations are generally required to sell their services to CLECs at discounts of approximately 51% from the prices our telephone operations charge their retail customers. A number of our state regulators have recently mandated reductions in the rates we charge local exchange competitors for access to UNEs and others are initiating similar proceedings. See “State Regulation of Rates and Services.”

Long Distance Services

We offer intraLATA and interLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. All of our state regulatory commissions (except in the District of Columbia, where intraLATA toll service is not provided) permit other carriers to offer intraLATA toll services within the state. InterLATA toll calls terminate outside the LATA of origination. We offer interLATA long distance services nationwide, except in those regions served by the former Bell Atlantic telephone operations where we have not yet received authority to offer long distance service under the 1996 Act and in Alaska. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships.

Alternative Access Services

A substantial portion of our telephone operations’ revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC’s orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our telephone operations’ local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our telephone operations’ lines.

Wireless Services

Wireless services also constitute a significant source of competition to our wireline telecommunications services, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

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

Domestic Wireless

Operations

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales in the United States, principally through Verizon Wireless.

Verizon Wireless is the leading wireless communications provider in the United States in terms of the number of subscribers, network coverage and revenues. Verizon Wireless has the largest customer base of any U.S. wireless provider, with 32.5 million wireless subscribers as of December 31, 2002, and provides wireless voice and data services across the United States. Approximately 252 million people reside in areas of the United States in which we have FCC licenses to offer our services and 228 million people reside in areas covered by our service. We provide digital coverage in areas where approximately 220 million people reside, including in almost every major U.S. city.

Wireless licenses are granted by the FCC for an initial 10-year term and are renewable for successive 10-year terms. To date, all Verizon Wireless and predecessor company (see following formation discussion) wireless licenses have been successfully renewed.

Background

In September 1999, Bell Atlantic and Vodafone Group plc agreed to combine their U.S. wireless telecommunication businesses and form Verizon Wireless. In April 2000, Vodafone contributed U.S. wireless operations (AirTouch) and its interest in PrimeCo Personal Communications, L.P. (PrimeCo) to Verizon Wireless in exchange for a 65.1% economic interest in Verizon Wireless. Bell Atlantic contributed its U.S. wireless operations and its interest in PrimeCo to Verizon Wireless. In July 2000, after the merger of Bell Atlantic and GTE, Verizon contributed GTE’s U.S. wireless operations to Verizon Wireless, increasing Verizon’s economic interest in Verizon Wireless from 34.9% to 55%.

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

GTE Wireless

GTE Wireless had more than 7.0 million U.S. wireless customers in June 2000. It operated in 19 states and 18 of the top 50 United States markets, including Chicago, Cleveland, Houston, San Francisco and St. Louis. GTE Wireless was based in Alpharetta, Georgia and a subsidiary of GTE Corporation.

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

Recent Acquisition

Price Communications

In December 2001, Verizon Wireless and Price Communications Corp. (Price) announced that an agreement had been reached to combine Price’s wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The transaction closed on August 15, 2002 and the assumed debt was redeemed on August 16, 2002. The resulting limited partnership is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which is exchangeable into common stock of Verizon Wireless if an initial public offering of that stock occurs, or into the common stock of Verizon on the fourth anniversary of the asset contribution date if the initial public offering of Verizon Wireless common stock does not occur prior to then. The price of the Verizon common stock used in determining the number of Verizon common shares received in an exchange is also subject to a maximum and minimum amount.

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

We compete against five other national wireless service providers: AT&T Wireless, Cingular Wireless, Nextel Communications, Sprint PCS and T-Mobile (formerly VoiceStream). In addition, we compete against several regional wireless companies in markets where we provide service. Additional competitors are seeking to enter the market using new types of spectrum. The wireless communications industry has experienced consolidation over the past several years, and this trend may continue. This consolidation trend could enhance the ability of wireless service providers with substantial financial, technical, marketing and other resources to compete with our offerings.

We believe that the following are the most important competitive factors in our industry:

Brand Recognition: We introduced the Verizon Wireless brand name in April 2000 and believe that we have developed strong brand recognition.

Network Coverage: In recent years, competition in our industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming. As a result, the ability to offer national coverage through a company’s own network is important, including the ability to ensure uniform performance and the availability of features throughout the country, as many features are not fully available through roaming partners.

Digital Service and Technology: Digital service offers benefits to the customer and also permits a network to have greater capacity.

Customer Service: Quality customer service and care is essential to ensure that existing customers do not terminate service and to obtain new customers.

Capital Resources: In order to expand and build-out networks and introduce next generation services, wireless providers require significant capital resources.

As a result of competition, we may encounter further market pressures to reduce our service prices, restructure our service packages to offer more value, or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market. This may result in increased advertising and promotional spending to respond to competition.

Our ability to compete successfully will depend in part on our marketing efforts and on our ability to anticipate and respond to various competitive factors affecting the industry, including the factors described above, new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.

International

Our International segment includes international wireline and wireless communications operations and investments in the Americas, Europe, Asia and the Pacific, extending to 24 countries. Our consolidated international investments as of December 31, 2002 included Grupo Iusacell S.A. de C.V. (Iusacell) in Mexico, CODETEL, C. por A. (Codetel) in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico, Micronesian Telecommunications Corporation in the Northern Mariana Islands and Global Solutions Inc. Effective January 1, 2003, Global Solutions will be reported as a part of the Domestic Telecom segment. As of December 31, 2002, our International segment managed approximately 10 million access lines and provided wireless services to approximately 33 million customers.

Americas

Argentina

At December 31, 2001, we owned 65% of CTI Holdings, S.A. (CTI). CTI offers wireless services throughout Argentina.

On March 28, 2002, we transferred 5.5 million of our shares in CTI to an indirectly wholly-owned subsidiary of Verizon and subsequently transferred ownership of that subsidiary to a newly created trust for CTI employees. This decreased our ownership percentage in CTI from 65% to 48%. We also reduced our representation on CTI’s Board of Directors from five of nine members to four of nine (subsequently reduced to one of five members). As a result of these actions that surrender control of CTI, we changed our method of accounting for this investment from consolidation to the equity method. On June 3, 2002, as a result of an option exercised by Telfone (BVI) Limited, a CTI shareholder, Verizon acquired approximately 5.3 million additional CTI shares. Also on June 3, 2002 we transferred ownership of a wholly-owned subsidiary of Verizon that held 5.4 million CTI shares to a second independent trust leaving us with an approximately 48% non-controlling interest in CTI. Since we have no other future commitments or plans to fund CTI’s operations and we have written our investment down to zero, in accordance with the accounting rules for equity method investments, we are no longer recording operating income or losses related to CTI’s operations.

Canada

TELUS Corporation is a full-service telecommunications provider operating in the provinces of British Columbia, Alberta and Québec. TELUS also provides wireless, data, voice and Internet protocol services in central and eastern Canada. During the third quarter of 2002, TELUS had an additional equity offering in which we did not participate. As of December 31, 2002, we hold a 21.3% interest in TELUS. TELUS served approximately 4.7 million access lines and provided wireless services to approximately 2.9 million subscribers as of December 31, 2002.

Dominican Republic

We own 100% of Codetel, the principal telecommunications provider in the Dominican Republic. Codetel provides local, wireless, national and international long distance and Internet access services throughout the Dominican Republic. At December 31, 2002, Codetel served approximately 743,000 access lines and approximately 693,000 wireless customers.

Mexico

We own a 39.4% interest in, and control the management of Iusacell, a telecommunications company which provides wireless, long distance, and data services primarily in the central and southern regions of Mexico. As of December 31, 2002, Iusacell served approximately 2.1 million wireless customers.

Puerto Rico

As of December 31, 2002, we owned a 52% interest in TELPRI, which owns Puerto Rico Telephone Company (PRTC), Puerto Rico’s principal wireline company, and Verizon Wireless Puerto Rico, Inc. (VWPR), one of the island’s wireless companies. At December 31, 2002, PRTC served 1.3 million access lines and VWPR provided wireless services to approximately 351,000 customers.

On January 25, 2002, we exercised our option to purchase an additional 12% of TELPRI common stock from the government of Puerto Rico. We secured this option as part of the March 1999 TELPRI privatization. As a result of gaining control of TELPRI, we changed our accounting for this investment from the equity method to full consolidation, effective January 1, 2002.

Venezuela

We own a 28.5% interest in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV), Venezuela’s full-service telecommunications provider. CANTV offers local, national and international long distance, Internet access and wireless services in Venezuela as well as public telephony, private network, data transmission, directory and other value-added services. At December 31, 2002, CANTV served approximately 2.7 million access lines and 2.5 million wireless customers.

Europe and Asia

Czech Republic and Slovakia

We own a 24.5% interest in Eurotel Praha, spol. s r.o. and a 24.5% interest in EuroTel Bratislava, a.s. Eurotel Praha is the largest provider of wireless voice and data services in the Czech Republic. The company’s digital and analog networks served over 3.9 million subscribers at December 31, 2002. EuroTel Bratislava is a leading provider of mobile telecommunication services and managed data network services in the Slovak Republic. The company’s digital and analog networks served over 1.2 million subscribers at December 31, 2002.

Gibraltar

Gibraltar NYNEX Communications Limited, operating as Gibtelecom, is a full-service provider of wireline, wireless, and Internet access services to the country of Gibraltar. We currently own a 50% interest in the company. Our sole partner in the company is the Government of Gibraltar.

Italy

We own a 23.1% interest in Vodafone Omnitel N.V. (Vodafone Omnitel), an Italian digital cellular telecommunications company. It is the second largest wireless provider in Italy. Vodafone Omnitel served over 19 million subscribers at December 31, 2002 through its GSM network.

Indonesia

P.T. Excelcomindo Pratama (Excelcomindo) is a nationwide provider of GSM services in which we own a 23.1% interest. We also own a 36.7% interest of P.T. Citra Sari Makmur, a provider of data, voice and video communications.

Northern Mariana Islands

We are the sole shareholder of The Micronesian Telecommunications Corporation (MTC), a provider of local services. At December 31, 2002, MTC served approximately 27,000 access lines and 11,000 wireless customers on the islands of Saipan, Tinian and Rota. In November 2001 an agreement was signed to sell MTC, which is pending due to regulatory approvals.

New Zealand

Telecom Corporation of New Zealand Limited (TCNZ) is the principal provider of telecommunications services in New Zealand. At December 31, 2001, we owned 21.5% of TCNZ. At December 31, 2002, we owned less than 1% of TCNZ as a result of stock sales in 2002.

Other

Our International segment also includes several properties in which our investment is 20% or less. These include: Japan – Tu-Ka companies, 2.7% – 5%; Philippines – BayanTel, 19.4%; Taiwan – Taiwan Cellular Corporation, 7.8%; Thailand – TelecomAsia, 10.9%. All of these investments provide a variety of telecommunication and cable services to the country or a specific region within the country in which they reside.

FLAG

FLAG Telecom Holdings Ltd. (FLAG) owns and operates undersea fiber optic cable systems, providing digital communications links between Europe and Asia and North America. On June 6, 2001, we exercised an option to exchange 15 million shares in FLAG for shares in Tycom Ltd., which were subsequently exchanged for Tyco International Ltd. shares. As a result of this transaction, our interest in FLAG declined from 29.8% to 18.6%. FLAG filed for Chapter 11 bankruptcy protection in April 2002, and the bankruptcy court approved the restructuring plan in October 2002. Consequently, Verizon’s ownership in FLAG has been reduced to zero.

Global Solutions

In February 2001, Verizon launched an initiative designed to expand our presence in the carrier and large business market. This business unit, Global Solutions, offers a primarily facilities based network which connects commercial centers around the world and provides an array of voice, data and Internet services.

International Regulatory and Competitive Trends

For several years, the telecommunications industry has been experiencing dynamic changes as national and international regulatory reforms embrace competition.

In Venezuela, CANTV’s wireless operations have faced competition for several years. In late 2000, the government opened the basic telephony market for local, national and international long distance service to competition and issued new guidelines governing interconnection and the use of wireless spectrum. However, CANTV continues to be Venezuela’s principal telecommunications provider.

In the Dominican Republic, Codetel faces both wireline and wireless competitors. While the competition has slowed both access line and wireless subscriber growth, Codetel remains the principal provider of local, national and international long distance, wireless and Internet services.

The Mexican wireless and long distance markets each have several significant competitors. Iusacell has made substantial progress towards its goal of achieving a national wireless operating footprint with its fourth quarter 2001 acquisition of Grupo Portatel, S.A. de C.V., a wireless service provider in southern Mexico, and the continued build-out of its PCS network in northeastern and northwestern Mexico. With respect to regulatory matters, Mexico’s legal system continues to be unable to implement or enforce effective dominant carrier regulation against Teléfonos de Mexico, S.A. de C.V., the dominant local wireline and long distance carrier, and Radiomovil Dipsa, S.A. de C.V., the dominant wireless provider.

In Puerto Rico, five other facilities-based providers operate in the wireless market. All wireline services, including local, long distance, Internet access and data, have also experienced new competition. Nevertheless, TELPRI continues to be the principal provider of telecommunications services in Puerto Rico to both the business and consumer markets. With respect to regulatory matters, the Puerto Rico Telecommunications Regulatory Board issued orders in October 2001 and February 2002, which called for cash refunds and substantial reductions in access rates for intra-island long distance service. TELPRI appealed the order with the Puerto Rico Circuit Court of Appeals which stayed the orders and is hearing the appeal. Oral presentations to the court are scheduled to begin in first quarter 2003.

In the Czech Republic, Eurotel Praha was awarded a license for the third-generation mobile spectrum in December 2001.

In the Slovak Republic, EuroTel Bratislava was awarded a license for the third-generation mobile spectrum in July 2002.

In Italy, Vodafone Omnitel was awarded a license for third-generation mobile spectrum in 2000, which was extended from a 15-year life to a 20-year life in November 2001. It is expected that Vodafone Omnitel will begin rolling out the 3G network during 2003. In addition, the Italian regulator continued to be active in the Italian market during 2002 introducing mobile number portability mid-year and reductions in the fixed to mobile tariffs.

Information Services

Information Services is the world leader in print and online directory publishing and a content provider for electronic communications products and services. A leader in linking buyers and sellers, we produce Verizon SuperPages® print yellow and white pages directories, as well as the Internet’s preeminent online directory, SuperPages.com®. We pursue national and international growth by offering customers comprehensive advertising solutions that include bundled print and electronic commerce offerings.

Information Services provides sales, publishing and other related services for nearly 2,100 directory titles in 47 states, the District of Columbia and 13 countries. Total circulation is approximately 111 million copies in the U.S. and 45 million copies internationally.

In 2001, we acquired TELUS’ advertising services business in Canada. This acquisition advances our growth strategy by expanding our existing Canadian footprint with the creation of a new company, Dominion Information Services, Inc.

Our directory publishing business competes within the yellow pages industry with six major U.S.-based directory publishers (SBC Communications Inc., BellSouth Corporation, R.H. Donnelley, Yellow Book USA, Dex Media, Inc. and Trans Western Publishing), and encounters competition in nearly all our domestic print markets. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market.

Recent Developments

Verizon Wireless

FCC Auction

On January 29, 2001, the bidding phase of the FCC reauction of 1.9 GHz C and F block broadband Personal Communications Services (PCS) spectrum licenses, which began December 12, 2000, officially ended. Verizon Wireless was the winning bidder for 113 licenses. The total price of these licenses was $8,781 million, $1,822 million of which had been paid. There were no legal challenges to our qualifications to acquire these licenses. We were awarded 33 of the 113 licenses in August 2001 and paid approximately $82 million for them. However, the remaining licenses for which we were the high bidder have been the subject of litigation by the original licensees, whose licenses had been cancelled by the FCC. In June 2001, a federal appeals court ruled that the FCC’s cancellation of the licenses violated the federal bankruptcy law. In March 2002, the FCC ordered a refund of 85% of the payments. In December 2002, pursuant to an FCC order, we dismissed our applications for the licenses, received our remaining payment and were relieved of all of our remaining obligations with respect to the FCC reauction. On January 27, 2003, the U.S. Supreme Court ruled that the FCC’s cancellation of the licenses violated federal bankruptcy law.

Timing of Initial Public Offering

Since August 2000, when the Verizon Wireless Inc. registration statement was initially filed with the SEC, we periodically reiterated that the initial public offering would occur when market conditions are favorable. On January 29, 2003, Verizon Wireless withdrew the registration statement because it currently does not have significant funding requirements that need to be addressed.

Northcoast Spectrum Purchase

In December 2002, Verizon Wireless announced that it signed an agreement with Northcoast Communications LLC to purchase 50 PCS licenses and related network assets for approximately $750 million. The licenses cover large portions of the U.S. including such markets as New York, NY, Boston, MA, Minneapolis, MN, Columbus, OH, Providence, RI, Rochester, NY and Hartford, CT. The transaction is expected to close in the first half of 2003.

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

Employees

As of December 31, 2002, Verizon and its subsidiaries had approximately 229,500 employees. Unions represent approximately 49% of our employees.

Information on Our Internet Website

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.verizon.com. This information is included in “Investor Information” on our website.

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

The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the duration and extent of the current economic downturn;

•	materially adverse changes in economic or labor conditions in the markets served by us or by companies in which we have substantial investments;

•	material changes in available technology;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	our ability to satisfy regulatory merger conditions;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources;

•	our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on September 11, 2001; and

•	changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $178 billion at December 31, 2002 and $170 billion at December 31, 2001, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2002	2001

Network equipment	77.2%	77.9%
Land, buildings and building equipment	8.7	8.3
Furniture and other equipment	10.4	9.2
Other	3.7	4.6

	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2002	2001

Domestic Telecom	70.4%	73.1%
Domestic Wireless	23.7	21.5
International	4.5	3.9
Information Services	0.3	0.3
Corporate and Other	1.1	1.2

	100.0%	100.0%

“Network equipment” consists primarily of aerial cable, underground cable, conduit and wiring, wireless plant, telephone poles, switching equipment, transmission equipment and related facilities. “Land, buildings and building equipment” consists of land and land improvements and central office buildings. “Furniture and other equipment” consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles and other work equipment. “Other” property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2002, substantially all of the access lines were served by digital capability.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending for Domestic Telecom was approximately $7.0 billion in 2002, $11.5 billion in 2001 and $12.1 billion in 2000. Capital spending for Domestic Wireless was $4.4 billion in 2002, $5.0 billion in 2001 and $4.3 billion in 2000. Capital spending for International, Information Services and Corporate and Other businesses was approximately $.6 billion in 2002, $.9 billion in 2001 and $1.2 billion in 2000. Capital spending for those years excludes capitalized non-network software and additions under capital leases. Capital spending, including capitalized non-network software, is expected to be in the range of $12.5 billion to $13.5 billion in 2003.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since

Ivan G. Seidenberg	56	President and Chief Executive Officer	2000
Lawrence T. Babbio, Jr.	58	Vice Chairman and President	2000
Mary Beth Bardin	48	Executive Vice President – Public Affairs and Communications	2000
William P. Barr	52	Executive Vice President and General Counsel	2000
David H. Benson	53	Executive Vice President – Strategy, Development and Planning	2000
William F. Heitmann	53	Senior Vice President and Treasurer	2000
John F. Killian	48	Senior Vice President and Controller	2002
Ezra D. Singer	48	Executive Vice President – Human Resources	2000
Dennis F. Strigl	56	Executive Vice President and President – Domestic Wireless	2000
Doreen A. Toben	53	Executive Vice President and Chief Financial Officer	2002

Prior to serving as an executive officer, each of the above officers have held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

PART II
Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market for trading in the common stock of Verizon Communications is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific and Philadelphia stock exchanges. As of December 31, 2002, there were 1,121,000 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price
				Cash Dividend
		High	Low	Declared

2002	First Quarter	$51.09	$43.02	$.385
	Second Quarter	46.01	36.50	.385
	Third Quarter	40.20	26.01	.385
	Fourth Quarter	43.20	27.50	.385

2001	First Quarter	$57.13	$43.80	$.385
	Second Quarter	56.99	47.00	.385
	Third Quarter	57.40	48.32	.385
	Fourth Quarter	55.99	46.90	.385

Item 6.   Selected Financial Data

Information required by this item is included in the 2002 Verizon Annual Report to Shareowners under the heading “ Selected Financial Data” on page 10, which is incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2002 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 11 through 34, which is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2002 Verizon Annual Report to Shareowners under the heading “Market Risk” on pages 29 through 30, which is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

Information required by this item is included in the 2002 Verizon Annual Report to Shareowners on pages 35 through 67, which is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10.   Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Report. For information with respect to the Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the Proxy Statement for our 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11.   Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers and related stockholder matters, see the Proxy Statement for our 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference. In addition, see the following table for other equity compensation plan information (numbers of securities in thousands):

	Number of securities to be
	issued upon exercise of	Weighted average exercise price of	Number of securities
	outstanding options, warrants	outstanding options, warrants and	remaining available for
Plan category	and rights	rights	future issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders	202,725	$50.43	142,869
Equity compensation plans not approved by security holders	61,573	41.02	3,987 *

Total	264,298	48.24	146,856

*	Indicates the number of shares available for issuance under the Verizon Communications 2000 Broad-Based Incentive Plan, which provides for awards of nonqualified stock options, restricted stock, restricted stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries.

Item 13.   Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 14.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this annual report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

Page
(1)	Report of Independent Auditors	*

Financial Statements covered by Report of Independent Auditors:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Shareowners’ Investment	*
	Notes to Consolidated Financial Statements	*

	*	Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2002. (See Part II.)

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	24
(3)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (Exhibit 3a to Form 10-K for the year ended December 31, 2000).

3b	Bylaws of Verizon, as amended and restated filed herewith.

4	No instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a	Description of Verizon Deferred Compensation Plan for Non-Employee Directors (Exhibit 10a to Form 10-K for the year ended December 31, 2000).*

10b	Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated (Exhibit 10a to Form 10-K for the year ended December 31, 1998).*

10c	Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE, as amended (Exhibit 10-1 to GTE’s Form 10-K for the year ended December 31, 1997 and Exhibit 10.1 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10d	GTE’s Directors’ Deferred Stock Unit Plan (Exhibit 10-8 to GTE’s Form 10-K for the year ended December 31, 1997, File No. 1-2755).*

10e	Description of Plan for Non-Employee Directors’ Travel Accident Insurance (Exhibit 10c to Form 10-K for the year ended December 31, 1999).*

10f	Bell Atlantic Directors’ Charitable Giving Program, as amended (Exhibit 10p to Form SE dated March 29, 1990 and Exhibit 10p to Form SE dated March 29, 1993).*

10g	GTE’s Charitable Awards Program (Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755).*

10h	NYNEX Directors’ Charitable Award Program (Exhibit 10i to Form 10-K for the year ended December 31, 2000).*

10i	Verizon Communications 2000 Broad-Based Incentive Plan (Exhibit 10h to Form 10-Q for the period ended September 30, 2000).*

10j	Verizon Communications Inc. Long-Term Incentive Plan (Appendix B to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10k	GTE’s Long-Term Incentive Plan, as amended (Exhibit B to GTE’s 1997 Proxy Statement and Exhibit 10.5 to GTE’s 1998 Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments (Exhibit 10l to Form 10-K for the year ended December 31, 2000).*

10l	NYNEX 1990 Stock Option Plan, as amended (Exhibit No. 2 to NYNEX’s Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments (Exhibit 10m to Form 10-K for the year ended December 31, 2000).*

10m	NYNEX 1995 Stock Option Plan, as amended (Exhibit No. 1 to NYNEX’s Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments (Exhibit 10n to Form 10-K for the year ended December 31, 2000).*

10n	Verizon Communications Inc. Short-Term Incentive Plan (Appendix C to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10o	Verizon Communications Inc. Income Deferral Plan (Exhibit 10f to Form 10-Q for the period ended June 30, 2002).*

10p	GTE’s Supplemental Executive Retirement Plan, as amended (Exhibits 10-3, 10-3, 10-3 and 10-3 to GTE’s Form 10-K for the years ended December 31, 1991, 1992, 1993 and 1994, respectively, File No. 1-2755).*

10q	GTE’s Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10r	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997).*

10s	Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10t	GTE’s Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE’s Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10u	NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10v	Employment Agreement between Verizon and Charles R. Lee, as amended and supplemented (Exhibit 10x to Form 10-K for the year ended December 31, 2000, Exhibit 10e to Form 10-Q for the period ended June 30, 2002 and Exhibit 10 to the Form 10-Q for the period ended September 30, 2002).*

10w	Amended and Restated Employment Agreement between Verizon and Ivan G. Seidenberg (Exhibit 10 to Form 10-Q for the period ended June 30, 2000).*

10x	Employment Agreement and stock option arrangements with respect to the stock of Grupo Iusacell, S.A. de C.V., between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000, Exhibit 10s to Form 10-K for the year ended December 31, 1993 and Exhibit 10q to Form 10-K for the year ended December 31, 1996).*

10y	Employment Agreement between Verizon and Mary Beth Bardin (Exhibit 10a to Form 10-Q for the period ended June 30, 2002).*

10z	Employment Agreement between Verizon and William P. Barr (Exhibit 10c to Form 10-Q for the period ended September 30, 2000).*

10aa	Employment Agreement between Verizon and David H. Benson (Exhibit 10b to Form 10-Q for the period ended June 30, 2002).*

10cc	Employment Agreement between Verizon and Doreen A. Toben (Exhibit 10d to Form 10-Q for the period ended June 30, 2002).*

10dd	Description of the Split-Dollar Insurance Arrangements for Lawrence T. Babbio and William P. Barr (Exhibit 10g to Form 10-Q for the period ended June 30, 2002).*

10ee	Employment Agreement between Verizon and Ezra D. Singer (Exhibit 10c to Form 10-Q for the period ended June 30, 2002).*

10ff	Employment Agreement between Verizon Wireless and Dennis F. Strigl (Exhibit 10f to Form 10-Q for the period ended September 30, 2000).*

10gg	NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608).*

10gg(i) Amendment to NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors (Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10hh	U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (Exhibit 10 to Form 10-Q for the period ended September 30, 1999).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2002. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

*    Indicates management contract or compensatory plan or arrangement.

(b)	Current Reports on Form 8-K filed during the quarter ended December 31, 2002:

A Current Report on Form 8-K, furnished on October 25, 2002, containing a press release announcing earnings for the third quarter of 2002 and supplemental information about our financial and other projections.

A Current Report on Form 8-K, furnished on November 13, 2002, containing certification statements to the Securities and Exchange Commission relating to Exchange Act filings, signed by President and Chief Executive Officer Ivan G. Seidenberg and by Executive Vice President and Chief Financial Officer Doreen A. Toben.

A Current Report on Form 8-K, furnished on December 5, 2002, containing a press release announcing the decision to expense the fair value of stock options granted on or after January 1, 2003 and expected amount of 2002 pension income, net of post-retirement benefit costs, and the estimated amount of net pension income expected in 2003.

A Current Report on Form 8-K, furnished on December 18, 2002, containing a press release with a statement by Chief Financial Officer Doreen A. Toben regarding Moody’s upgrade of our debt outlook, downgrade of our long-term debt rating and affirmation of our commercial paper rating.

Schedule II – Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2002, 2001 and 2000

		Additions		(dollars in millions)

	Balance at
	Beginning of	Charged To	Charged to Other	Deductions	Balance at End of
Description	Period	Expenses	Accounts Note (a)	Note (b)	Period

Allowance for Uncollectible Accounts Receivable:
Year 2002	$2,153	$2,905	$972	$3,248	$2,782
Year 2001	1,562	1,952	808	2,169	2,153
Year 2000	1,170	1,409	974	1,991	1,562

Valuation Allowance for Deferred Tax Assets:
Year 2002	$1,574	$103	$–	$1,016	$661
Year 2001	441	1,133	–	–	1,574
Year 2000	326	115	–	–	441

Discontinued Businesses:
Year 2002	$219	$(49)	$–	$19	$151
Year 2001	286	(60)	–	7	219
Year 2000	353	(52)	–	15	286

Merger-Related Costs:
Year 2002	$531	$–	$–	$531	$–
Year 2001	783	–	–	252	531
Year 2000	473	1,056	–	746	783

(a)	Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us.

(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

Date March 14, 2003	By	/s/John F. Killian John F. Killian Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	President and Chief Executive Officer	March 14, 2003

Principal Financial Officer:

/s/ Doreen A. Toben Doreen A. Toben	Executive Vice President and Chief Financial Officer	March 14, 2003

Principal Accounting Officer:

/s/ John F. Killian John F. Killian	Senior Vice President and Controller	March 14, 2003

Signatures — Continued

/s/ James R. Barker James R. Barker	Director	March 14, 2003

/s/ Edward H. Budd Edward H. Budd	Director	March 14, 2003

/s/ Richard L. Carrion Richard L. Carrion	Director	March 14, 2003

/s/ Robert F. Daniell Robert F. Daniell	Director	March 14, 2003

/s/ Helene L. Kaplan Helene L. Kaplan	Director	March 14, 2003

/s/ Charles R. Lee Charles R. Lee	Director	March 14, 2003

/s/ Sandra O. Moose Sandra O. Moose	Director	March 14, 2003

/s/ Joseph Neubauer Joseph Neubauer	Director	March 14, 2003

/s/ Thomas H. O’Brien Thomas H. O’Brien	Director	March 14, 2003

/s/ Russell E. Palmer Russell E. Palmer	Director	March 14, 2003

/s/ Hugh B. Price Hugh B. Price	Director	March 14, 2003

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Director	March 14, 2003

/s/ Walter V. Shipley Walter V. Shipley	Director	March 14, 2003

/s/ John R. Stafford John R. Stafford	Director	March 14, 2003

/s/ Robert D. Storey Robert D. Storey	Director	March 14, 2003

Certifications

I, Ivan G. Seidenberg, certify that:

1.	I have reviewed this annual report on Form 10-K of Verizon Communications Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Ivan G. Seidenberg

Ivan G. Seidenberg President and Chief Executive Officer

I, Doreen A. Toben, certify that:

1.	I have reviewed this annual report on Form 10-K of Verizon Communications Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Doreen A. Toben

Doreen A. Toben Executive Vice President and Chief Financial Officer