Form 10-Q
period 2003-03-31
VERIZON COMMUNICATIONS INC
filed 2003-05-12
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ✓
No

At March 31, 2003, 2,750,250,114 shares of the registrant’s Common Stock were outstanding, after deducting 4,553,774 shares held in treasury.

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	Three Months Ended March 31,
	2003	2002

Operating Revenues	$16,279	$16,430

Operating Expenses
Cost of services and sales (exclusive of items shown below)	5,141	4,874
Selling, general and administrative expense	4,253	4,945
Depreciation and amortization expense	3,385	3,320
Sales of assets, net	–	(220)

Total Operating Expenses	12,779	12,919

Operating Income	3,500	3,511
Income (loss) from unconsolidated businesses	166	(1,543)
Other income and (expense), net	34	47
Interest expense	(778)	(814)
Minority interest	(326)	(243)

Income before provision for income taxes and cumulative effect of accounting change	2,596	958
Provision for income taxes	838	963

Income (Loss) Before Cumulative Effect of Accounting Change	1,758	(5)
Cumulative effect of accounting change, net of tax	2,150	(496)

Net Income (Loss)	$3,908	$(501)

Basic Earnings (Loss) Per Common Share (1)
Income before cumulative effect of accounting change	$.64	$–
Cumulative effect of accounting change, net of tax	.78	(.18)

Net Income (Loss)	$1.42	$(.18)

Weighted-average shares outstanding (in millions)	2,748	2,719

Diluted Earnings (Loss) Per Common Share (1)
Income before cumulative effect of accounting change	$.63	$–
Cumulative effect of accounting change, net of tax	.77	(.18)

Net Income (Loss)	$1.41	$(.18)

Weighted-average shares outstanding (in millions)	2,780	2,719

Dividends declared per common share	$.385	$.385

(1)	Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	March 31,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$4,135	$1,438
Short-term investments	1,479	2,042
Accounts receivable, net of allowances of $2,761 and $2,782	11,462	12,598
Inventories	1,536	1,502
Prepaid expenses and other	3,679	3,341

Total current assets	22,291	20,921

Plant, property and equipment	179,147	178,028
Less accumulated depreciation	102,027	103,532

	77,120	74,496

Investments in unconsolidated businesses	5,242	4,988
Intangible assets, net	46,661	46,739
Other assets	20,739	20,324

Total assets	$172,053	$167,468

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$10,619	$9,288
Accounts payable and accrued liabilities	12,767	12,745
Other	5,046	5,014

Total current liabilities	28,432	27,047

Long-term debt	43,462	44,791
Employee benefit obligations	15,291	15,390
Deferred income taxes	21,333	19,468
Other liabilities	3,959	4,015
Minority interest	23,803	24,141
Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,754,803,888 shares and 2,751,650,484 shares issued)	276	275
Contributed capital	24,804	24,685
Reinvested earnings	13,424	10,536
Accumulated other comprehensive loss	(2,138)	(2,110)

	36,366	33,386
Less common stock in treasury, at cost	115	218
Less deferred compensation — employee stock ownership plans and other	478	552

Total shareowners’ investment	35,773	32,616

Total liabilities and shareowners’ investment	$172,053	$167,468

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions) (Unaudited)	Three Months Ended March 31,
	2003	2002

Cash Flows from Operating Activities
Income (loss) before cumulative effect of accounting change	$1,758	$(5)
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	3,385	3,320
Sales of assets, net	–	(220)
Employee retirement benefits	(78)	(405)
Deferred income taxes	310	369
Provision for uncollectible accounts	425	602
(Income) loss from unconsolidated businesses	(166)	1,543
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	625	(886)
Other, net	(447)	160

Net cash provided by operating activities	5,812	4,478

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(2,467)	(2,590)
Acquisitions, net of cash acquired, and investments	(169)	(930)
Proceeds from disposition of businesses	–	728
Net change in short-term and other current investments	518	532
Other, net	24	240

Net cash used in investing activities	(2,094)	(2,020)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,946	2,980
Repayments of long-term borrowings and capital lease obligations	(3,588)	(2,224)
Increase (decrease) in short-term obligations, excluding current maturities	1,576	(2,385)
Dividends paid	(1,056)	(1,051)
Proceeds from sale of common stock	256	222
Other, net	(155)	36

Net cash used in financing activities	(1,021)	(2,422)

Increase in cash and cash equivalents	2,697	36
Cash and cash equivalents, beginning of period	1,438	979

Cash and cash equivalents, end of period	$4,135	$1,015

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2002.

We have reclassified certain amounts from prior year’s data to conform to the 2003 presentation.

2. Accounting Changes — Stock-Based Compensation and Asset Retirement Obligations

Stock-Based Compensation

Prior to 2003, we accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2003 is less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value method had been applied to all outstanding and unvested options in each period.

(Dollars in Millions, Except Per Share Amounts)	Three Months Ended March 31,
	2003	2002

Net Income (Loss), As Reported	$3,908	$(501)

Add: Stock option-related employee compensation expense included in reported net income (loss), net of related tax effects	8	–
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(117)

Pro Forma Net Income (Loss)	$3,865	$(618)

Earnings (Loss) Per Share

Basic — as reported	$1.42	$(.18)
Basic — pro forma	1.41	(.23)

Diluted — as reported	$1.41	$(.18)
Diluted — pro forma	1.39	(.23)

After-tax compensation expense for other stock-based compensation included in net income (loss) as reported for the three months ended March 31, 2003 and 2002 was $20 million and $5 million, respectively.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that Verizon does not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of approximately $3,499 million ($2,150 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in cost of services and sales.

3. Completion of Merger and Other Strategic Actions

During the fourth quarter of 2001, we recorded a special charge of $765 million ($477 million after-tax), as required under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” for the voluntary and involuntary separation of approximately 10,000 employees. Also, during 2002 we recorded special charges of $805 million ($521 million after taxes and minority interest) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. As of March 31, 2003, nearly all of the separations under the 2001 and 2002 severance activity have occurred. The remaining severance liability relating to these programs is $629 million, which principally includes future payments to employees separated as of March 31, 2003. We expect to complete the severance programs within a year of when the respective charges were recorded.

We announced at the time of the Bell Atlantic-GTE merger that we expected to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs were incurred to integrate systems, consolidate real estate and relocate employees. They also included approximately $500 million for advertising and other costs to establish the Verizon brand. Transition activities were complete at December 31, 2002 and totaled $2,243 million. Transition costs for the quarter ended March 31, 2002 were $96 million ($52 million after taxes and minority interest).

4. Sales of Assets, Net

During the first quarter of 2002, we recorded a net pretax gain of $220 million ($116 million after-tax), primarily resulting from a pretax gain on the sale of TSI Telecommunication Services Inc. (TSI) of $466 million ($275 million after-tax), partially offset by an impairment charge in connection with our exit from the video business and other charges of $246 million ($159 million after-tax).

5. Investments and Asset Impairments

Marketable Securities

We have investments in marketable securities, primarily bonds and mutual funds, which are considered “available-for-sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments have been included in our condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in Accumulated Other Comprehensive Loss. The fair values of our investments in marketable securities are determined based on market quotations.

The following table shows certain summarized information related to our investments in marketable securities:

(Dollars in Millions)		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At March 31, 2003
Investments in Unconsolidated Businesses	$158	$–	$(28)	$130
Other Assets	194	50	–	244

	$352	$50	$(28)	$374

At December 31, 2002
Investments in Unconsolidated Businesses	$115	$5	$(20)	$100
Other Assets	196	46	–	242

	$311	$51	$(20)	$342

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded in Income (Loss) From Unconsolidated Businesses in the condensed consolidated statements of income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

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

During the first quarter of 2002, we recorded a pretax loss of $230 million ($190 million after-tax) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI Holdings, S.A. (CTI) as a result of the impact of the deterioration of the Argentinean economy and the devaluation of the Argentinean peso on CTI’s financial position. As a result of the first quarter 2002 charge, and a charge recorded in 2001, our financial exposure related to our equity investment in CTI has been eliminated.

We continually evaluate our investments in unconsolidated businesses and other long-lived assets for impairment. In particular, we analyzed our investments in CANTV and Grupo Iusacell S.A. de C.V. due to the declining economic and operating conditions in Venezuela and Mexico, as well as the assets leased by our leasing operations to commercial airlines, where indicators of impairment have necessitated further analysis. As of March 31, 2003, no further impairments were determined to exist.

6. Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and, as required, no longer amortize goodwill (including goodwill recorded on our equity method investments), acquired workforce intangible assets and wireless licenses, which we have determined have an indefinite life. Instead, these assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The initial impact of adoption of SFAS No. 142 on our condensed consolidated financial statements was recorded as a cumulative effect of an accounting change resulting in a charge of $496 million, net of tax in the quarter ended March 31, 2002. This charge is comprised of $204 million ($203 million after-tax) for goodwill, $294 million ($293 million after-tax) for wireless licenses and goodwill of equity method investments and for other intangible assets.

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

(Dollars in Millions)	Domestic	Domestic		Information	Corporate &
	Telecom	Wireless	International	Services	Other	Total

Balance as of December 31, 2002	$314	$–	$796	$579	$–	$1,689
Goodwill reclassifications	–	–	(45)	19	–	(26)
Goodwill acquired during the period	–	–	–	–	–	–
Goodwill impairment losses under SFAS No. 142	–	–	–	–	–	–

Balance as of March 31, 2003	$314	$–	$751	$598	$–	$1,663

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

(Dollars in Millions)	As of March 31, 2003		As of December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$3,442	$1,979	$3,440	$1,846
Non-network software (3 to 7 years)	4,878	1,597	4,700	1,399
Other (2 to 30 years)	166	27	81	14

Total	$8,486	$3,603	$8,221	$3,259

Unamortized intangible assets:
Wireless licenses	$40,115		$40,088

Intangible asset amortization expense was $342 million and $285 million for the three months ended March 31, 2003 and 2002, respectively. It is estimated to be $1,000 million for the remainder of 2003, $1,300 million in 2004, $1,082 million in 2005, $621 million in 2006 and $335 million in 2007, primarily related to customer lists and non-network software.

7. Financial Instruments

The ongoing effect of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” on our consolidated financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended March 31, 2003, we recorded a charge to current earnings of $6 million and a loss of $32 million to other comprehensive income (loss). The charge to current earnings relates primarily to the mark-to-market adjustments on our long-term call options and the loss in other comprehensive income (loss) relates primarily to the results of a hedge on the interest rate of an anticipated financing. The loss will be amortized to interest expense over the ten-year term of the related financing. For the three months ended March 31, 2002, we recorded a charge to current earnings of $3 million and a loss of $3 million to other comprehensive income (loss). The charge to current earnings relates primarily to the mark-to-market adjustments on our long-term call options and the loss in other comprehensive income (loss) relates to our cash flow hedges on foreign exchange risk.

8. Debt

Exchangeable Notes

Previously, Verizon Global Funding Corp. issued two series of notes: $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 that were exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) (the 5.75% Notes) and $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 that, in connection with a restructuring of Cable & Wireless Communications plc in 2000 and the bankruptcy of NTL Incorporated (NTL) in 2002, were exchangeable into shares of Cable & Wireless plc (C&W) and a combination of shares and warrants in the reorganized NTL entities (the 4.25% Notes).

On April 1, 2003, all of the outstanding $2,455 million principal amount of the 5.75% Notes were redeemed at maturity. On March 15, 2003, Verizon Global Funding redeemed all of the outstanding 4.25% Notes. The cash redemption price for the 4.25% Notes was $1,048.29 for each $1,000 principal amount of the notes. The principal amount of 4.25% Notes outstanding, before unamortized discount, at the time of redemption, was $2,839 million.

Support Agreements

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which guarantee payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $17,618 million at March 31, 2003. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $61.4 billion at March 31, 2003.

Debt Issuances

In January 2003, Verizon Global Funding issued $1 billion of 4% notes due 2008 at a discount, resulting in proceeds, net of discount, of $993 million.

In March 2003, Verizon Virginia Inc., a wholly owned subsidiary of Verizon, issued $1 billion of 4.625% Series A debentures due 2013 at a discount, resulting in proceeds, net of discount, of $998 million.

9. Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting shareowners’ investment that, under generally accepted accounting principles are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002

Net Income (Loss)	$3,908	$(501)

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	30	(40)
Unrealized losses on marketable securities	(6)	(185)
Unrealized derivative losses on cash flow hedges	(32)	(3)
Minimum pension liability adjustment	(20)	(40)

	(28)	(268)

Total Comprehensive Income (Loss)	$3,880	$(769)

The net unrealized losses on marketable securities in 2002 primarily relate to our investment in C&W. The minimum pension liability was increased in the first quarter of 2002 to include the minimum pension liability of Telecomunicaciones de Puerto Rico, Inc., which became a fully consolidated subsidiary effective January 1, 2002.

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)	At March 31, 2003	At December 31, 2002

Foreign currency translation adjustments	$(1,198)	$(1,228)
Unrealized gains on marketable securities	17	23
Unrealized derivative losses on cash flow hedges	(65)	(33)
Minimum pension liability adjustment	(892)	(872)

Accumulated other comprehensive loss	$(2,138)	$(2,110)

10. Earnings (Loss) Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)	Three Months Ended March 31,
	2003	2002

Net Income (Loss) Used For Basic Earnings Per Common Share
Income (loss) before cumulative effect of accounting change	$1,758	$(5)
Cumulative effect of accounting change, net of tax	2,150	(496)

Net income (loss)	$3,908	$(501)

Net Income (Loss) Used For Diluted Earnings Per Common Share
Income (loss) before cumulative effect of accounting change	$1,758	$(5)
After-tax minority interest expense related to exchangeable equity interest	5	–

Income (loss) before cumulative effect of accounting change — after assumed conversion of dilutive securities	1,763	(5)
Cumulative effect of accounting change, net of tax	2,150	(496)

Net income (loss) after assumed conversion of dilutive securities	$3,913	$(501)

Basic Earnings (Loss) Per Common Share (1)
Weighted-average shares outstanding — basic	2,748	2,719

Income before cumulative effect of accounting change	$.64	$–
Cumulative effect of accounting change, net of tax	.78	(.18)

Net income (loss)	$1.42	$(.18)

Diluted Earnings (Loss) Per Common Share (1)
Weighted-average shares outstanding	2,748	2,719
Effect of dilutive securities:
Stock options	4	–
Exchangeable equity interest	28	–

Weighted-average shares outstanding — diluted	2,780	2,719

Income before cumulative effect of accounting change	$.63	$–
Cumulative effect of accounting change, net of tax	.77	(.18)

Net income (loss)	$1.41	$(.18)

(1)	Total per share amounts may not add due to rounding.

Stock options for 228 million shares for the three months ended March 31, 2003 and 148 million shares for the three months ended March 31, 2002 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock.

11. Segment Information

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include a Domestic Telecom group which provides domestic wireline communications services; a Domestic Wireless group which provides domestic wireless communications services; an Information Services group which is responsible for our domestic and international publishing businesses and electronic commerce services; and an International group which includes our foreign wireline and wireless communications investments.

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

Reportable Segments

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002

External Operating Revenues
Domestic Telecom	$9,764	$10,101
Domestic Wireless	5,074	4,420
Information Services	700	803
International	621	706

Total segments	16,159	16,030
Reconciling items	120	400

Total consolidated — reported	$16,279	$16,430

Intersegment Revenues
Domestic Telecom	$177	$150
Domestic Wireless	12	10
Information Services	–	–
International	–	2

Total segments	189	162
Reconciling items	(189)	(162)

Total consolidated — reported	$–	$–

Total Operating Revenues
Domestic Telecom	$9,941	$10,251
Domestic Wireless	5,086	4,430
Information Services	700	803
International	621	708

Total segments	16,348	16,192
Reconciling items	(69)	238

Total consolidated — reported	$16,279	$16,430

Segment Income
Domestic Telecom	$1,007	$1,157
Domestic Wireless	218	197
Information Services	157	213
International	257	221

Total segment income	1,639	1,788
Reconciling items	2,269	(2,289)

Total consolidated net income (loss) — reported	$3,908	$(501)

(Dollars in Millions)	March 31, 2003	December 31, 2002

Assets
Domestic Telecom	$84,055	$82,257
Domestic Wireless	63,407	63,470
Information Services	4,337	4,319
International	11,970	11,955

Total segments	163,769	162,001
Reconciling items	8,284	5,467

Total consolidated	$172,053	$167,468

Major reconciling items between the segments and the consolidated results are as follows:

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002

Total Operating Revenues
Domestic Telecom access line sales	$–	$241
Corporate, eliminations and other	(69)	(3)

	$(69)	$238

Net Income (Loss)
Mark-to-market adjustment — financial instruments	$–	$(3)
Sales of assets, net (see Note 4)	–	116
Transition costs (see Note 3)	–	(52)
Cumulative effect of accounting change (see Note 2 and Note 6)	2,150	(496)
Investment-related charges (see Note 5)	–	(2,026)
Early extinguishment of debt	–	(9)
Corporate, eliminations and other	119	181

	$2,269	$(2,289)

Financial information for Domestic Telecom in the first quarter of 2002 excludes the effects of access lines sold in the third quarter of 2002. In addition, the transfer of Global Solutions Inc. from International to Domestic Telecom effective January 1, 2003 is reflected in this financial information as if it had occurred for all periods presented.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation and the results of other businesses such as lease financing. We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

12. Commitments and Contingencies

Several state and federal regulatory proceedings may require our telephone operations to pay penalties or to refund to customers a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal actions, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

In addition, under the terms of an investment agreement, Vodafone Group plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless between 2003 and 2007 at its then fair market value. We have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of this interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion in the summer of 2003 or 2004, and the remainder, which may not exceed $10 billion in any one year, in the summers of 2005 through 2007. Vodafone has the option to require that up to $7.5 billion of the remainder be paid by Verizon Wireless through the assumption or incurrence of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 136.6 million access line equivalents and 33.3 million wireless customers. Verizon is the third largest long distance carrier for U.S. consumers, with 13.2 million long distance lines, and the company is also the largest directory publisher in the world, as measured by directory titles and circulation. With approximately $67 billion in annual revenues and 227,000 employees, Verizon’s global presence extends to the Americas, Europe, Asia and the Pacific.

We have four reportable segments, which we operate and manage as strategic business units: Domestic Telecom, Domestic Wireless, Information Services and International. Domestic Telecom includes local, long distance and other telecommunication services. Domestic Wireless products and services include wireless voice and data services, paging services and equipment sales. Information Services consists of our domestic and international publishing businesses, including print SuperPages® and electronic SuperPages.com® directories, as well as includes website creation and other electronic commerce services. International operations include wireline and wireless communications operations and investments in the Americas, Europe, Asia and the Pacific.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section, we review the performance of our four reportable segments. We exclude the effects of the special and non-recurring items from the segments’ results of operations since management does not consider them in assessing segment performance, due primarily to their non-recurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period. This section on consolidated results of operations carries forward the segment results, which exclude the special and non-recurring items, and highlights and describes those items separately to ensure consistency of presentation in this section and the “Segment Results of Operations” section.

Consolidated Revenues

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Domestic Telecom	$9,941	$10,251	(3.0)%
Domestic Wireless	5,086	4,430	14.8
Information Services	700	803	(12.8)
International	621	708	(12.3)
Corporate & Other	(69)	(3)	nm
Revenues of access lines sold	–	241	(100.0)

Operating Revenues	$16,279	$16,430	(.9)

nm — Not meaningful

Domestic Telecom’s first quarter 2003 revenues were $310 million lower than the similar period of 2002. Local service revenues declined by $216 million due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on unbundled network elements (UNEs), technology substitution and the lagging economy largely drove the decline in local service revenue growth. Our network access revenues declined by $55 million in the first quarter of 2003 due largely to declining switched minutes of use (MOUs) and price reductions associated with federal and state price cap filings and other regulatory decisions. Long distance service revenues, including interLATA and intraLATA toll services, increased $110 million in the first quarter of 2003, primarily as a result of subscriber growth from our interLATA long distance services. Long distance service revenue growth in the first three months of 2003 was partially offset by the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Revenues from Domestic Telecom’s other services declined by $149 million due to lower customer premises equipment and supply sales to some major customers, lower volumes at some of our non-regulated businesses due to the lagging economy and a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services.

Domestic Wireless’s revenues grew by $656 million in the first quarter of 2003 compared to the similar period in 2002. This increase was primarily due to a 12.6% increase in subscribers as well as an increase in average service revenue per subscriber per month of 3.0% to $47. Average service revenue per subscriber per month increased primarily due to higher access price plan offerings and a higher concentration of retail customers, who generally have higher service revenue than wholesale customers. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Operating revenues from our Information Services segment decreased $103 million and revenues generated by International decreased $87 million in the first quarter of 2003 compared to the similar period of 2002. The Information Services decrease was primarily due to the impact of changes in timing of publication dates and lower book extension revenues. The International decrease was primarily due to declining foreign exchange rates in the Dominican Republic and Mexico as well as reduced software sales.

The operating revenue of the non-strategic access lines sold in the third quarter of 2002 was $241 million for the three months ended March 31, 2002. These revenues are included in consolidated results, but are excluded from Domestic Telecom’s 2002 segment results.

Consolidated Operating Expenses

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Cost of services and sales	$5,141	$4,874	5.5%
Selling, general and administrative expense	4,253	4,945	(14.0)
Depreciation and amortization expense	3,385	3,320	2.0
Sales of assets, net	–	(220)	(100.0)

Total Operating Expenses	$12,779	$12,919	(1.1)

Cost of Services and Sales

Cost of services and sales increased by $267 million in the first quarter of 2003 compared to the similar period of 2002. This cost increase was mainly driven by lower net pension and other postretirement benefit income in 2003. In addition, higher direct telecom charges were driven by increased minutes of use on our wireless network for the first quarter 2003 compared to the similar period in 2002. Cost of wireless equipment sales grew in the first quarter of 2003 compared to the similar period in 2002 due to an increase in handsets sold related to growth in gross activations and an increase in equipment upgrades.

These cost increases were partially offset by lower access and transport costs at Domestic Telecom and our disciplined expense controls, including reduced spending for contracted services and materials and supplies, and the effect of work force reductions of approximately 18,000 Domestic Telecom employees over the past year, and by lower roaming, local interconnection and long distance rates at Domestic Wireless.

We continually evaluate employee levels, and accordingly, may incur future severance costs.

Selling, General and Administrative Expense

Selling, general and administrative expense declined by $692 million in the first quarter of 2003 compared to the similar period of 2002. In the first quarter of 2002, we recorded a pretax loss of $230 million ($190 million after-tax, or $.07 per diluted share) to fair value due to the other than temporary decline in the fair value of our remaining investment in CTI Holdings, S.A. (CTI) as a result of the impact of the deterioration of the Argentinean economy and the devaluation of the Argentinean peso on CTI’s financial position. In addition, in the first quarter of 2002 we recorded a pretax loss of $228 million ($147 million after-tax, or $.05 per diluted share) related to our investment in Metromedia Fiber Network, Inc. (MFN). In addition, in the first quarter of 2002, we recorded transition costs in connection with the Bell Atlantic Corporation-GTE Corporation merger and the formation of the wireless joint venture of $96 million ($52 million after taxes and minority interest, or $.02 per diluted share) that primarily impacted selling, general and administrative expense. Transition activities were completed at December 31, 2002.

In addition, selling, general and administrative expenses declined as a result of effective cost containment measures and timing of expenditures. Bad debt expenses were also lower in the first three months of 2003 as a result of improved collections, customer deposit requirements and lower accounts receivable. Taxes other than income also declined due to lower gross receipts and property taxes in the first quarter of 2003 compared to the similar period in 2002. Selling, general and administrative expenses also decreased as a result of the replacement of a revenue-based operating tax in the Dominican Republic with an income tax, reduction of losses previously recognized on sales of fixed assets and declining foreign exchange rates.

These current quarter declines in selling, general and administrative expenses were partially offset by increases in Domestic Wireless sales commissions in our direct and indirect channels related to an increase in gross subscriber additions in the first quarter 2003 compared to the first quarter 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $65 million in the first quarter of 2003 compared to the similar period of 2002. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets. This increase was partially offset by a decrease in depreciation at Domestic Telecom principally due to the favorable impact of adopting Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” (see “Cumulative Effect of Accounting Change”), effective January 1, 2003.

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

Other Consolidated Results

The following discussion of several non-operating items is based on the amounts reported in our unaudited condensed consolidated financial statements.

Income (Loss) From Unconsolidated Businesses

Income from unconsolidated businesses increased by $1,709 million, or 110.8%, from a loss of $1,543 million in the first quarter of 2002 to income of $166 million in the first quarter of 2003.

The first quarter of 2002 loss was principally caused by pretax charges totaling $1,689 million ($1,689 million after-tax, or $.62 per diluted share) relating to our investments in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV) and MFN. We recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) due to the other than temporary decline in the market value of our investment in CANTV. As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV’s future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002. In addition, we recorded a pretax loss of $289 million ($289 million after-tax, or $.11 per diluted share) to market value primarily due to the other than temporary decline in the market value of our investment in MFN. We wrote off our remaining investment and other financial statement exposure related to MFN in the first quarter of 2002 primarily as a result of its deteriorating financial condition and related defaults.

Income from unconsolidated businesses also increased in the first quarter of 2003 by $38 million as a result of continued operational growth of Verizon’s equity investments, offset in part by unfavorable foreign currency impacts, predominantly at CANTV.

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Other Income and (Expense), Net
Interest income	$58	$54	7.4%
Foreign exchange gains (losses), net	(23)	2	nm
Other, net	(1)	(9)	(88.9)

Total	$34	$47	(27.7)

nm — Not meaningful

The changes in other income and expense were primarily due to the change in foreign exchange gains and losses. Foreign exchange gains and losses were affected primarily by Grupo Iusacell S.A. de C.V. (Iusacell), which uses the Mexican peso as its functional currency. We expect that our earnings will continue to be affected by foreign currency gains or losses associated with the U.S. dollar denominated debt issued by Iusacell.

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Interest Expense
Interest expense	$778	$814	(4.4)%
Capitalized interest costs	35	37	(5.4)

Total interest costs on debt balances	$813	$851	(4.5)

Average debt outstanding	$54,247	$64,678	(16.1)
Effective interest rate	6.0%	5.3%

The decrease in interest costs for the three months ended March 31, 2003, compared to the similar period in 2002, was principally attributable to lower average debt levels and was partially offset by higher average interest rates.

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Minority Interest	$326	$243	34.2%

The increase in minority interest expense for the three months ended March 31, 2003, compared to the similar period in 2002, is primarily due to the higher earnings at Verizon Wireless, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Provision for Income Taxes	$838	$963	(13.0)%
Effective income tax rate	32.3%	100.5%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate for the three months ended March 31, 2002 was impacted by the other than temporary decline in fair value of several of our investments during the first quarter of 2002 because tax benefits were not available on many of the losses (see “Income (Loss) From Unconsolidated Businesses”).

Cumulative Effect of Accounting Change

Impact of SFAS No. 143

We adopted the provisions of SFAS No. 143 on January 1, 2003. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that Verizon does not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of approximately $3,499 million ($2,150 million after-tax, or $.77 per diluted share).

Impact of SFAS No. 142

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. Our results for the quarter ended March 31, 2002 include the initial impact of adoption recorded as a cumulative effect of an accounting change of $496 million after-tax (or $.18 per diluted share).

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, Information Services and International. You can find additional information about our segments in Note 11 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their nonrecurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously highlighted the more significant of these transactions in the “Consolidated Results of Operations” section. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance. These are mostly contained in Information Services and International since they actively manage investment portfolios.

Effective January 1, 2003, our Global Solutions Inc. subsidiary was transferred from our International segment to, and consolidated with, our Domestic Telecom segment. Prior year’s segment results of operations have been reclassified to reflect the transfer to enhance comparability. The transfer of Global Solutions’ revenues and costs of operations will not be significant to the results of operations of Domestic Telecom or International.

Domestic Telecom

Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 29 states and the District of Columbia. As discussed earlier under “Consolidated Results of Operations,” in the third quarter of 2002 we sold wireline properties representing approximately 1.27 million access lines or 2% of the total Domestic Telecom switched access lines in service. For comparability purposes, the results of operations discussed in this section exclude the properties that have been sold. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

Operating Revenues

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Local services	$4,900	$5,116	(4.2)%
Network access services	3,324	3,379	(1.6)
Long distance services	881	771	14.3
Other services	836	985	(15.1)

	$9,941	$10,251	(3.0)

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from UNEs, interconnection revenues from competitive local exchange carriers (CLECs), wireless interconnection revenues and some data transport revenues.

The decline in local service revenues of $216 million, or 4.2% was due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on UNEs, technology substitution and the lagging economy largely drove the decline in local service revenue growth. Our switched access lines in service declined 3.8% from a year ago, including a decline in business access lines of 5.0% and a decline in residence access lines of 3.0%. Increased competition and technology substitution from wireless services are driving the decline in residential access lines, while the business access line decline is being affected largely by the soft economy. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale, resulting in more competition for local exchange services. During the first quarter of 2003, we added 386,000 UNE platform lines, bringing total UNE platform provisioned lines to approximately 3.6 million, compared to 2.3 million UNE platform lines a year ago.

These factors were partially offset by higher payments received from CLECs for interconnection of their networks with our network and by increased sales of packaged wireline services as a result of expanded new products and pricing plans. In the first quarter of 2003, we launched a new service bundle which includes unlimited local, regional and domestic long distance calling in eight key markets of our region, covering nearly 60% of our footprint by the end of the first quarter 2003. These plans can be expanded to add digital subscriber line (DSL) or dial-up Internet access and/or wireless services at a discount. Our ONE-BILL service, which provides Verizon local, long distance and wireless charges on a single monthly bill, is also available in most states where Verizon provides wireline services.

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services, including DSL.

Our network access revenues declined by $55 million, or 1.6% in the first quarter of 2003. This decrease was mainly attributable to declining switched MOUs and price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs declined by 7.4% from March 31, 2002, reflecting the impact of the soft economy and wireless substitution.

These factors were partially offset by higher customer demand for data transport services (primarily special access services and DSL) that grew 1.2% in the first three months of 2003, compared to the first quarter of 2002. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, offset by lessening demand for older, low-speed data products and services. Voice-grade equivalents (switched access lines and data circuits) grew 3.9% in the first quarter of 2003, compared to the similar period in 2002, as customers chose more high-capacity digital services. We added 160,000 new DSL lines in the first quarter of 2003, for a total of 1.8 million lines at March 31, 2003. Currently, 63% of our total access lines qualify for DSL service.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $110 million, or 14.3% in the first quarter of 2003, primarily as a result of subscriber growth from our interLATA long distance services. In the first quarter of 2003, we received final Federal Communications Commission (FCC) approval to offer long distance services in the remaining three jurisdictions. We now can offer long distance services throughout the United States, capping a seven-year effort. We began offering long distance services in Maryland and Washington, D.C. in April 2003. We plan to launch long distance service in West Virginia in May 2003. Our authority in Alaska is limited to interstate and international services. We added 710,000 long distance lines in first quarter 2003, for a total of 13.2 million long distance lines nationwide, representing a 36.5% increase in long distance lines from a year ago.

Long distance service revenue growth in the first three months of 2003 was partially offset by the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. However, we are experiencing net win-backs of customers for intraLATA toll services in the states where interLATA long distance service has been introduced. Technology substitution and lower access line growth due to the soft economy also affected long distance service revenue growth.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, and data solutions and systems integration businesses.

During the first three months of 2003, revenues from other services declined by $149 million, or 15.1%. This decline was substantially due to lower customer premises equipment and supply sales to some major customers, lower volumes at some of our non-regulated businesses due to the lagging economy and a decline in public telephone revenues as more customers substituted wireless communications for pay telephone services.

Operating Expenses

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Cost of services and sales	$3,523	$3,352	5.1%
Selling, general and administrative expense	2,000	2,172	(7.9)
Depreciation and amortization expense	2,331	2,371	(1.7)

	$7,854	$7,895	(.5)

Cost of Services and Sales

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The increase in cost of services and sales of $171 million, or 5.1% in the first quarter of 2003 was mainly driven by lower net pension and other postretirement benefit income. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug cost trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses, by approximately $232 million in the first quarter of 2003 (primarily in cost of services and sales) compared to the first quarter of 2002. In addition, the first quarter of 2003 included approximately $50 million of land and building costs primarily related to snow removal, energy, and a façade inspection and repair program.

These cost increases were partially offset by lower access and transport costs primarily due to a favorable adjustment of approximately $80 million recorded in the first quarter of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and accordingly we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 FCC order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. Services and sales cost increases in the first quarter of 2003 were also offset, in part, by our disciplined expense controls, including reduced spending for contracted services and materials and supplies, and the effect of work force reductions of approximately 18,000 employees or 10.2% over the past year.

See “Other Factors That May Affect Future Results — Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

The decline in selling, general and administrative expense of $172 million, or 7.9% was primarily driven by effective cost containment measures and timing of expenditures. Bad debt expense was lower in the first three months of 2003 as a result of improved collections, customer deposit requirements and lower accounts receivable. Taxes other than income also declined due to lower gross receipts and property taxes in the first quarter of 2003, compared to the similar period in 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $40 million, or 1.7% in the first quarter of 2003. This expense decrease was principally due to the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

Segment Income

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Segment Income	$1,007	$1,157	(13.0)%

Segment income decreased by $150 million, or 13.0% in the first quarter of 2003, compared to the first quarter of 2002, primarily as a result of the after-tax impact of operating revenues and operating expenses described above.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Wireless sales and services	$5,086	$4,430	14.8%

Revenues earned from our consolidated wireless segment grew by $656 million, or 14.8% in the first quarter of 2003 compared to the similar period in 2002. Service revenue of $4,660 million grew by $608 million, or 15.0% in the first quarter of 2003 compared to the similar period in 2002. This increase was primarily due to a 12.6% increase in subscribers as well as an increase in average service revenue per subscriber per month of 3.0% to $47.

We ended the first quarter of 2003 with more than 33.3 million subscribers, compared to 29.6 million subscribers at the end of the first quarter of 2002, an increase of 12.6%. Approximately 29.7 million, or 89% of these customers subscribe to digital service, compared to 81% in the first quarter of 2002. The overall composition of our customer base as of March 31, 2003 was 90% retail postpaid, 6% retail prepaid and 4% resellers. In addition, our average monthly churn rate, the rate at which customers disconnect service, was 2.1%, compared to 2.6% in the first quarter of 2002.

Approximately 827,000 customers were added through internal growth during the first quarter of 2003, including approximately 72,000 through our reseller channel. We added approximately 6,000 subscribers during the first quarter of 2003 through property acquisitions.

Average service revenue per subscriber per month increased 3.0% to $47 for the first quarter of 2003 compared to the first quarter 2002, primarily due to higher access price plan offerings. In addition, retail customers, who generally have higher service revenue than wholesale customers, comprised approximately 96% of the subscriber base at the end of the first quarter of 2003, compared to 94% at the end of the first quarter of 2002. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Operating Expenses

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Cost of services and sales	$1,439	$1,246	15.5%
Selling, general and administrative expense	1,866	1,629	14.5
Depreciation and amortization expense	907	781	16.1

	$4,212	$3,656	15.2

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as costs of roaming, long distance and equipment sales, grew by $193 million, or 15.5% for the first quarter of 2003 compared to the similar period in 2002. The increase was primarily due to increased direct telecom charges caused by increased minutes of use on the wireless network for the first quarter 2003 compared to the similar period in 2002, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 26% in the first quarter of 2003 compared to the similar period in 2002. The increase was primarily due to an increase in handsets sold, due to growth in gross activations and an increase in equipment upgrades for the first quarter 2003 compared to the similar period in 2002.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $237 million, or 14.5% in the first quarter of 2003 compared to the similar period in 2002. This increase was primarily due to a $95 million aggregate increase in sales commissions in our direct and indirect channels, for the first quarter 2003 compared to the similar period in 2002, primarily related to an increase in gross subscriber additions in the first quarter 2003 compared to the first quarter 2002. Also contributing to the increase was a $58 million increase in salary and wage expense for the first quarter 2003 compared to the similar period in 2002.

Depreciation and Amortization Expense

Depreciation and amortization increased by $126 million, or 16.1% in the first quarter of 2003 compared to the similar period in 2002. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Segment Income	$218	$197	10.7%

Segment income increased by $21 million, or 10.7% in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest.

The significant increase in minority interest in the first quarter of 2003 of $47 million, or 17.3% to $319 million was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Our Information Services segment consists of our domestic and international publishing businesses, including print SuperPages® and electronic SuperPages.com® directories, as well as includes website creation and other electronic commerce services. Our directory business uses the publication date method for recognizing revenues. Under that method, costs and advertising revenues associated with the publication of a directory are recognized when the directory is distributed. This segment has operations principally in North America, Europe and Latin America.

Operating Revenues

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Operating Revenues	$700	$803	(12.8)%

Operating revenues from our Information Services segment decreased $103 million, or 12.8% in the first quarter of 2003 compared to the similar period in 2002. This decrease was primarily due to the impact of changes in timing of publication dates and lower book extension revenues. Verizon’s domestic Internet directory service, SuperPages.com®, continued to achieve strong growth as demonstrated by a 45.1% increase in revenue and a 33.4% increase in searches over the first quarter of 2002.

Operating Expenses

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Cost of services and sales	$121	$137	(11.7)%
Selling, general and administrative expense	288	297	(3.0)
Depreciation and amortization expense	21	15	40.0

	$430	$449	(4.2)

Cost of Services and Sales

Cost of services and sales decreased $16 million, or 11.7% in the first quarter of 2003. This first quarter 2003 decrease was primarily due to lower costs associated with the changes in publication dates.

Selling, General and Administrative Expense

Selling, general and administrative expenses declined $9 million, or 3.0% in the first quarter of 2003. This first quarter 2003 decrease was primarily due to lower costs associated with the changes in publication dates.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6 million, or 40% over the first quarter of 2002, primarily due to amortization of new systems placed into service late in 2002.

Segment Income

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Segment Income	$157	$213	(26.3)%

Segment income decreased $56 million, or 26.3% in the first quarter 2003 compared to the first quarter of 2002 primarily as a result of the after-tax impact of the operating revenues and operating expenses described above.

International

Our International segment includes international wireline and wireless telecommunication operations and investments in the Americas, Europe, Asia and the Pacific. Our consolidated international investments as of March 31, 2003 included Iusacell in Mexico, CODETEL, C. por A. (Codetel) in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Those investments in which we have less than a controlling interest are accounted for by either the cost or equity method.

The total number of wireless subscribers served by Verizon’s International investments in the first quarter of 2003 passed 33 million, an increase of more than 3 million compared to the similar period in 2002.

Operating Revenues

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Operating Revenues	$621	$708	(12.3)%

Revenues generated by our international businesses decreased $87 million, or 12.3% in the first quarter of 2003 compared to the similar period in 2002. This decrease is primarily due to declining foreign exchange rates in the Dominican Republic and Mexico as well as reduced software sales.

Operating Expenses

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Cost of services and sales	$185	$215	(14.0)%
Selling, general and administrative expense	168	233	(27.9)
Depreciation and amortization expense	105	130	(19.2)

	$458	$578	(20.8)

Cost of Services and Sales

Cost of services and sales decreased $30 million, or 14.0% in the first quarter of 2003 compared to the similar period in 2002. This decrease reflects lower variable costs associated with reduced sales volumes and declining foreign exchange rates.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $65 million, or 27.9% in the first quarter of 2003 compared to the similar period in 2002. This decrease is the result of cost reduction programs, the replacement of a revenue-based operating tax in the Dominican Republic with an income tax, reduction of losses previously recognized on sales of fixed assets and declining foreign exchange rates.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $25 million, or 19.2% in the first quarter of 2003 compared to the similar period in 2002. This decrease is due to declining foreign exchange rates, depreciation life adjustments, and the adoption of SFAS No. 143, offset in part by increased depreciation generated from ongoing network capital expenditures.

Segment Income

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	% Change

Segment Income	$257	$221	16.3%

Segment income increased by $36 million, or 16.3% in the first quarter of 2003 compared to the similar period in 2002. The 2003 increase in segment income was primarily the result of an increase in income from unconsolidated businesses and the after-tax impact of operating revenues and operating expenses described above, offset by the impact on Iusacell of fluctuations of the Mexican peso of $27 million, before minority interest benefit of $16 million.

Income from unconsolidated businesses increased by $38 million, or 21.6% in the first quarter of 2003 compared to the similar period in 2002. This increase reflects continued operational growth of Verizon’s equity investments, offset in part by unfavorable foreign currency impacts, predominantly at CANTV.

Consolidated Financial Condition

(Dollars in Millions)	Three Months Ended March 31,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$5,812	$4,478	$1,334
Investing activities	(2,094)	(2,020)	(74)
Financing activities	(1,021)	(2,422)	1,401

Increase in Cash and Cash Equivalents	$2,697	$36	$2,661

We use the net cash generated from our operations to fund capital expenditures for network expansion and modernization, repay external financing, pay dividends and invest in new businesses. Additional external financing is utilized when necessary. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations in the three months ended March 31, 2003 compared to the similar period of 2002 was primarily driven by the receipt of income tax refunds in the current quarter and effective working capital management, including improvements in accounts receivable days sales outstanding, partially offset by the Verizon Wireless dividends to Vodafone.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized network and non-network software, we invested $1,286 million in our Domestic Telecom business in the first three months of 2003, compared to $1,657 million in the first three months of 2002. The decrease in Domestic Telecom capital spending is primarily due to the effective management of our capital expenditure budget. We also invested $1,107 million in our Domestic Wireless business in the first three months of 2003, compared to $819 million in the first three months of 2002. The increase represents our continuing effort to invest in high growth areas. We expect total capital expenditures, including capitalized network and non-network software, in 2003 to be approximately $12.5 billion to $13.5 billion.

We invested $169 million in acquisitions and investments in businesses during the first three months of 2003, including $146 million to acquire interests in some wireless properties. In the first three months of 2002, we invested $930 million in acquisitions and investments in businesses including $556 million to acquire some of the cellular properties of Dobson Communications Corporation and $218 million for other wireless properties.

In the first quarter 2002, we received cash proceeds of $728 million in connection with the sale of TSI.

Under the terms of an investment agreement relating to our wireless joint venture, Vodafone may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless between 2003 and 2007 at its then fair market value. We have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of this interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion in the summer of 2003 or 2004, and the remainder, which may not exceed $10 billion in any one year, in the summers of 2005 through 2007. Vodafone has the option to require that up to $7.5 billion of the remainder be paid by Verizon Wireless through the assumption or incurrence of debt.

Cash Flows Used In Financing Activities

Our total debt was essentially unchanged from December 31, 2002. We repaid $2,761 million of Verizon Global Funding Corp. long-term debt and $756 million of Domestic Telecom long-term debt with the issuance of short and long-term debt. We increased our short-term borrowings by $1,576 million while Verizon Global Funding and Domestic Telecom each issued long-term debt with a principal amount of $1 billion for total cash proceeds of $1,944 million, net of discounts, costs and a payment related to a hedge on the interest rate for the anticipated financing.

Cash of $1,629 million was used to reduce our total debt during the first quarter of 2002. We repaid $493 million of Verizon Global Funding long-term debt at maturity with cash and reduced Domestic Telecom and Verizon Global Funding net short-term borrowings by $2,331 million with cash and the issuance of Domestic Telecom long-term debt. Domestic Telecom issued $2,967 million of long-term debt and retired $1,691 million of long-term debt.

Our ratio of debt to debt combined with shareowners’ equity was 60.2% at March 31, 2003, compared to 67.0% at March 31, 2002.

As of March 31, 2003, we had $550 million in bank borrowings outstanding. In addition, we had approximately $7.9 billion of unused bank lines of credit and our telephone and financing subsidiaries had shelf registrations for the issuance of up to $4.0 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In December 2002, Moody’s Investors Service downgraded our senior unsecured debt rating from A1 to A2, and changed our credit rating outlook from negative to stable. The short term rating of Prime-1 was maintained. In February 2003, Standard & Poor’s upgraded our credit rating outlook from negative to stable, citing debt reduction efforts over the past year. We have adopted a debt portfolio strategy that continues our overall debt reduction efforts through the remainder of the year.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarters of 2003 and 2002, we announced quarterly cash dividends of $.385 per share.

Increase in Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2003 totaled $4,135 million, a $2,697 million increase over cash and cash equivalents at December 31, 2002 of $1,438 million. The increase in cash and cash equivalents in the current quarter was primarily driven by favorable results of operations and working capital changes, partially offset by capital expenditures and dividends paid. The increase in cash and cash equivalents at March 31, 2003 was planned, in part, for the April 1, 2003 repayment of $2,455 million of exchangeable notes.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity prices and foreign exchange rates on our earnings. We do not expect that our net income, liquidity and cash flows will be materially affected by these risk management strategies.

Exchangeable Notes

In 1998, we issued exchangeable notes as described in Note 8 to the condensed consolidated financial statements. These financial instruments exposed us to market risk, including:

•	Equity price risk, because the notes were exchangeable into shares that are traded on the open market and routinely fluctuate in value.

•	Foreign exchange rate risk, because the notes were exchangeable into shares that are denominated in a foreign currency.

•	Interest rate risk, because the notes carried fixed interest rates.

On April 1, 2003, all of the outstanding $2,455 million principal amount of the 5.75% notes that were exchangeable into shares of Telecom Corporation of New Zealand Limited were redeemed at maturity. On March 15, 2003, Verizon Global Funding, the issuer of the 4.25% notes that were exchangeable into shares of Cable & Wireless plc and a combination of shares and warrants in the reorganized NTL Incorporated entities, redeemed all of the outstanding 4.25% notes. The cash redemption price for the 4.25% notes was $1,048.29 for each $1,000 principal amount of the notes. The principal amount of the 4.25% notes outstanding, before unamortized discount, at the time of redemption, was $2,839 million.

Equity Risk

We also have equity price risk associated with our cost investments, primarily in common stocks and equity price sensitive derivatives that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $390 million at March 31, 2003.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in an $11 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $6 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Our equity price sensitive derivatives, primarily several long-term call options on our common stock (see Note 7 — Financial Instruments), do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, a change of approximately $5 million in the fair value of our equity price sensitive derivatives would be recognized in our condensed consolidated balance sheets and in current earnings.

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for the unrealized loss, and a new cost basis in the investment is established.

Other Factors That May Affect Future Results

Recent Developments

Verizon Wireless

In December 2002, Verizon Wireless announced that it signed an agreement with Northcoast Communications LLC to purchase 50 PCS licenses and related network assets for approximately $750 million. The licenses cover large portions of the U.S. including such markets as New York, NY, Boston, MA, Minneapolis, MN, Columbus, OH, Providence, RI, Rochester, NY and Hartford, CT. The transaction is expected to close during the second quarter of 2003.

Verizon Information Services

Verizon Information Services has reached an agreement to sell our operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia to Veronis Suhler Stevenson, a merchant bank and financial investor that specializes in the media and directory industry. The sale is expected to close when the appropriate regulatory approvals are completed.

Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (the 1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act and technological advances.

In-Region Long Distance

We have now received the FCC approvals needed to offer long distance service throughout the country. Under the 1996 Act, our ability to offer in-region long distance services in the regions where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers was largely dependent on satisfying specified requirements. These requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We were required to demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

We now have authority to offer in-region long distance service in all 14 of the former Bell Atlantic jurisdictions. The Pennsylvania and New Jersey orders are currently on appeal to the U.S. Court of Appeals. The U.S. Court of Appeals has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect.

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

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. We have been authorized to remove special access and dedicated transport services from price caps in 37 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 19 additional MSAs in the former GTE territory. In addition, the FCC has found that in 22 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps. Approximately 56% of special access revenues are now removed from price regulation.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. The U.S. Supreme Court subsequently declined to review that decision.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review, but the order has not yet been released.

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

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section under the caption “Market Risk.”

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

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number

10z	Employment Agreement between Verizon and William P. Barr.

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended March 31, 2003:

A Current Report on Form 8-K, filed January 16, 2003, containing an exhibit of computation of ratio of earnings to fixed charges.

A Current Report on Form 8-K, furnished on January 29, 2003, containing a press release announcing earnings for the fourth quarter and year ended December 31, 2002, and providing our financial outlook for 2003.

A Current Report on Form 8-K, furnished on March 14, 2003, containing certification statements to the Securities and Exchange Commission, signed by President and Chief Executive Officer Ivan G. Seidenberg and by Executive Vice President and Chief Financial Officer Doreen A. Toben.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 12, 2003	By	/s/ John F. Killian

John F. Killian Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Ivan G. Seidenberg

Ivan G. Seidenberg President and Chief Executive Officer

I, Doreen A. Toben, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Doreen A. Toben

Doreen A. Toben Executive Vice President and Chief Financial Officer