Form 10-Q
period 2003-06-30
VERIZON COMMUNICATIONS INC
filed 2003-08-12
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

At June 30, 2003, 2,756,284,865 shares of the registrant’s Common Stock were outstanding, after deducting 4,553,774 shares held in treasury.

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenues	$16,829	$16,752	$33,319	$33,037

Operating Expenses
Cost of services and sales (exclusive of items shown below)	5,042	4,951	10,166	9,760
Selling, general and administrative expense	5,673	5,793	9,965	10,691
Depreciation and amortization expense	3,384	3,322	6,751	6,608
Sales of assets, net	–	–	–	(220)

Total Operating Expenses	14,099	14,066	26,882	26,839

Operating Income	2,730	2,686	6,437	6,198
Equity in earnings (loss) of unconsolidated businesses	167	(552)	315	(1,863)
Income (loss) from other unconsolidated businesses	60	(2,807)	79	(3,040)
Other income and (expense), net	(46)	60	11	105
Interest expense	(692)	(769)	(1,447)	(1,556)
Minority interest	(380)	(372)	(722)	(633)

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of accounting change	1,839	(1,754)	4,673	(789)
Provision for income taxes	573	323	1,497	1,282

Income (Loss) Before Discontinued Operations and Cumulative Effect of Accounting Change	1,266	(2,077)	3,176	(2,071)
Discontinued Operations
Loss from operations of Iusacell	(952)	(35)	(957)	(42)
Income tax benefit (provision)	24	(3)	22	(7)

Loss on discontinued operations, net of tax	(928)	(38)	(935)	(49)
Cumulative effect of accounting change, net of tax	–	–	503	(496)

Net Income (Loss)	$338	$(2,115)	$2,744	$(2,616)

Basic Earnings (Loss) Per Common Share (1)
Income (loss) before discontinued operations and cumulative effect of accounting change	$.46	$(.76)	$1.15	$(.76)
Loss on discontinued operations, net of tax	(.34)	(.01)	(.34)	(.02)
Cumulative effect of accounting change, net of tax	–	–	.18	(.18)

Net Income (Loss)	$.12	$(.78)	$1.00	$(.96)

Weighted-average shares outstanding (in millions)	2,754	2,726	2,751	2,723
Diluted Earnings (Loss) Per Common Share (1)
Income (loss) before discontinued operations and cumulative effect of accounting change	$.46	$(.76)	$1.14	$(.76)
Loss on discontinued operations, net of tax	(.33)	(.01)	(.34)	(.02)
Cumulative effect of accounting change, net of tax	–	–	.18	(.18)

Net Income (Loss)	$.12	$(.78)	$.99	$(.96)

Weighted-average shares outstanding (in millions)	2,786	2,726	2,783	2,723

Dividends declared per common share	$.385	$.385	$.77	$.77

(1)	Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	June 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$820	$1,422
Short-term investments	906	2,042
Accounts receivable, net of allowances of $2,586 and $2,771	10,077	12,496
Inventories	1,245	1,497
Assets of discontinued operations	986	1,305
Prepaid expenses and other	4,497	3,331

Total current assets	18,531	22,093

Plant, property and equipment	179,184	176,838
Less accumulated depreciation	103,413	103,080

	75,771	73,758

Investments in unconsolidated businesses	5,404	4,986
Wireless licenses	40,871	40,038
Goodwill	1,415	1,339
Other intangible assets, net	4,740	4,962
Other assets	20,894	20,292

Total assets	$167,626	$167,468

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$10,083	$9,267
Accounts payable and accrued liabilities	12,573	12,642
Liabilities of discontinued operations	1,036	1,007
Other	5,640	5,013

Total current liabilities	29,332	27,929

Long-term debt	38,846	44,003
Employee benefit obligations	15,543	15,389
Deferred income taxes	21,821	19,467
Other liabilities	3,804	4,007
Minority interest	24,055	24,057
Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,760,838,639 shares and 2,751,650,484 shares issued)	276	275
Contributed capital	25,023	24,685
Reinvested earnings	11,200	10,536
Accumulated other comprehensive loss	(1,757)	(2,110)

	34,742	33,386
Less common stock in treasury, at cost	115	218
Less deferred compensation — employee stock ownership plans and other	402	552

Total shareowners’ investment	34,225	32,616

Total liabilities and shareowners’ investment	$167,626	$167,468

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions) (Unaudited)	Six Months Ended June 30,
	2003	2002

Cash Flows from Operating Activities
Income (loss) before discontinued operations and cumulative effect of accounting change	$3,176	$(2,071)
Adjustments to reconcile income (loss) before discontinued operations and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	6,751	6,608
Sales of assets, net	–	(220)
Employee retirement benefits	170	(726)
Deferred income taxes	752	784
Provision for uncollectible accounts	904	1,462
(Income) loss from unconsolidated businesses	(394)	4,903
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(134)	(801)
Other, net	(256)	156

Net cash provided by operating activities	10,969	10,095

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(5,294)	(5,980)
Acquisitions, net of cash acquired, and investments	(1,033)	(993)
Proceeds from disposition of businesses and assets	–	770
Proceeds from spectrum payment refund	–	1,479
Net change in short-term and other current investments	1,145	1,104
Other, net	98	129

Net cash used in investing activities	(5,084)	(3,491)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	2,815	5,554
Repayments of long-term borrowings and capital lease obligations	(8,573)	(3,920)
Increase (decrease) in short-term obligations, excluding current maturities	1,109	(4,623)
Dividends paid	(2,115)	(2,096)
Proceeds from sale of common stock	471	424
Other, net	(194)	66

Net cash used in financing activities	(6,487)	(4,595)

Increase (decrease) in cash and cash equivalents	(602)	2,009
Cash and cash equivalents, beginning of period	1,422	932

Cash and cash equivalents, end of period	$820	$2,941

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

2. Accounting Changes

Directory Accounting Change

During the second quarter of 2003, we changed our method for recognizing revenues and expenses in our directory business from the publication-date method to the amortization method. The publication-date method recognizes revenues and direct expenses when directories are distributed. Under the amortization method, which is increasingly becoming the industry standard, revenues and direct expenses, primarily printing and distribution costs, are recognized over the life of the directory, which is usually 12 months. This accounting change affects the timing of the recognition of revenues and expenses. As required by generally accepted accounting principles (GAAP), the directory accounting change was recorded retroactively to January 1, 2003, and resulted in an impact on previously reported first-quarter financial results, including a cumulative effect of the accounting change. The cumulative effect of the accounting change resulted in a one-time charge of $2,697 million ($1,647 million after-tax), recorded as of January 1, 2003.

The following table illustrates our first quarter of 2003 results after considering the directory accounting change and presents our 2002 results for comparison to the current periods, assuming we had applied the amortization method during 2002:

(Dollars in Millions, Except Per	Three Months Ended		Three Months Ended		Six Months Ended
Share Amounts)	March 31, 2003		June 30, 2002		June 30, 2002

	Before	After	Before	After	Before	After
	Directory	Directory	Directory	Directory	Directory	Directory
	Accounting	Accounting	Accounting	Accounting	Accounting	Accounting
	Change*	Change	Change*	Change	Change*	Change

Operating revenues	$16,169	$16,490	$16,752	$16,853	$33,037	$33,364
Operating expenses	12,694	12,783	14,066	14,134	26,839	26,974
Income (loss) before discontinued operations and cumulative effect of accounting change	1,765	1,910	(2,077)	(2,048)	(2,071)	(1,944)
Per common share — diluted	.64	.69	(.76)	(.75)	(.76)	(.71)
Income (loss) before cumulative effect of accounting change	1,758	1,903	(2,115)	(2,086)	(2,120)	(1,993)
Per common share — diluted	.63	.69	(.78)	(.77)	(.78)	(.73)
Net income (loss)	3,908	2,406	(2,115)	(2,086)	(2,616)	(2,489)
Per common share — diluted	1.41	.87	(.78)	(.77)	(.96)	(.91)

*	Includes reclassification of Iusacell to discontinued operations and other reclassifications.

Stock-Based Compensation

Prior to 2003, we accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-

Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the second quarter and the first six months of 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value method had been applied to all outstanding and unvested options in each period.

(Dollars in Millions, Except Per Share Amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Income (Loss), As Reported	$338	$(2,115)	$2,744	$(2,616)

Add: Stock option-related employee compensation expense included in reported net income (loss), net of related tax effects	8	–	16	–
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(117)	(102)	(234)

Pro Forma Net Income (Loss)	$295	$(2,232)	$2,658	$(2,850)

Earnings (Loss) Per Share
Basic — as reported	$.12	$(.78)	$1.00	$(.96)
Basic — pro forma	.11	(.82)	.97	(1.05)

Diluted — as reported	$.12	$(.78)	$.99	$(.96)
Diluted — pro forma	.11	(.82)	.96	(1.05)

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2003 was $16 million and $36 million, respectively. For the three and six months ended June 30, 2002, after-tax compensation expense for other stock-based compensation included in net loss as reported was $4 million and $9 million, respectively.

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

3. Completion of Merger and Other Strategic Actions

During the second quarter of 2003, we recorded a special charge of $235 million ($150 million after-tax) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees. As of June 30, 2003, approximately 3,000 employees have been separated under the 2003 severance activity. During the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. The remaining severance liability relating to the 2001 and 2002 programs is $543 million, which principally includes future payments to employees separated as of June 30, 2003. The remaining severance liability relating to the 2003 severance activity is $171 million, which also principally includes future payments to employees separated as of June 30, 2003. We expect to complete the severance activities within a year of when the respective charges were recorded. We continually evaluate employee levels, and accordingly, may incur future severance costs.

In the second quarter of 2003, we recorded a special charge of $463 million ($286 million after-tax) in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon-New York arbitration ruling and pension settlement losses related to lump-sum pay-outs in 2003.

On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees. Verizon offered to reinstate all 3,400 impacted employees, and accordingly, recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

In addition, during the second quarter of 2003, we recorded pretax charges of $258 million ($204 million after-tax) primarily related to a pretax impairment charge of $125 million ($125 million after-tax) pertaining to our leasing operations for airplanes leased to airlines currently experiencing financial difficulties and for power generating facilities. These second quarter 2003 charges also include pretax charges of $61 million ($38 million after-tax) related to the early retirement of debt and other pretax charges of $72 million ($41 million after-tax).

During the second quarter of 2002, we recorded pretax charges of $398 million ($259 million after-tax) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom Inc. of $300 million ($183 million after-tax) and other pretax charges of $98 million ($76 million after-tax). In addition, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax) related to a settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. to combine the two companies’ digital subscriber line businesses. The six-month period ended June 30, 2002 also includes other pretax charges of $18 million ($12 million after-tax).

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

4. Discontinued Operations and Sales of Assets, Net

Discontinued Operations

During the second quarter of 2003, we announced our decision to sell our 39.4% consolidated interest in Grupo Iusacell S.A. de C.V. (Iusacell) into the tender offer launched by Movil Access, a Mexican company. On July 29, 2003, Verizon tendered its shares, and the tender offer closed on July 29, 2003. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Iusacell as discontinued operations in the unaudited condensed consolidated statements of income. In connection with the decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share). This loss includes $317 million of goodwill. In addition, the assets and liabilities of Iusacell are summarized and disclosed as current assets and current liabilities in the unaudited condensed consolidated balance sheets. Additional detail related to the assets and liabilities of Iusacell, which is part of our International segment, follows:

(Dollars in Millions)	June 30, 2003	December 31, 2002

Current assets	$122	$133
Plant, property and equipment, net	709	738
Other non-current assets	155	434

Total assets	$986	$1,305

Current liabilities	$172	$125
Long-term debt	755	788
Other non-current liabilities	109	94

Total liabilities	$1,036	$1,007

Summarized results of operations for Iusacell are as follows:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Income (loss) from operations of Iusacell before income taxes	$5	$(35)	$–	$(42)
Investment loss	(957)	–	(957)	–
Income tax benefit (provision)	24	(3)	22	(7)

Loss on discontinued operations, net of tax	$(928)	$(38)	$(935)	$(49)

Included in income (loss) from operations of Iusacell before income taxes in the preceding table are operating revenues of $72 million and $138 million for the three months ended June 30, 2003 and 2002, respectively, and $181 million and $284 million for the six months ended June 30, 2003 and 2002, respectively.

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

5. Investments and Asset Impairments

Marketable Securities

We have investments in marketable securities, primarily bonds and mutual funds, which are considered “available-for-sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments have been included in our unaudited condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in Accumulated Other Comprehensive Loss. The fair values of our investments in marketable securities are determined based on market quotations.

The following table shows certain summarized information related to our investments in marketable securities:

		Gross	Gross
		Unrealized	Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value

At June 30, 2003
Investments in Unconsolidated Businesses	$159	$–	$(17)	$142
Other Assets	183	60	–	243

	$342	$60	$(17)	$385

At December 31, 2002
Investments in Unconsolidated Businesses	$115	$5	$(20)	$100
Other Assets	196	46	–	242

	$311	$51	$(20)	$342

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded in Income (Loss) From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Investment-Related Charges

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax), including a loss of $2,443 million ($2,443 million after-tax) related to our interest in Genuity Inc. (Genuity), a loss of $580 million ($430 million after-tax) to the market value of our investment in TELUS Corporation (TELUS); a loss of $303 million ($201 million after-tax) to the market value of our investment in Cable & Wireless plc (C&W) and a loss of $232 million ($231 million after-tax) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

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

We continually evaluate our investments in unconsolidated businesses and other long-lived assets for impairment. As of June 30, 2003, no impairments were determined to exist.

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

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Domestic	Domestic		Information	Corporate &
(Dollars in Millions)	Telecom	Wireless	International	Services	Other	Total

Balance as of December 31, 2002	$314	$–	$446	$579	$–	$1,339
Goodwill reclassifications and other	–	–	(1)	77	–	76

Balance as of June 30, 2003	$314	$–	$445	$656	$–	$1,415

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

(Dollars in Millions)	As of June 30, 2003		As of December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$3,442	$2,114	$3,440	$1,846
Non-network software (3 to 7 years)	5,153	1,807	4,700	1,399
Other (2 to 30 years)	87	21	81	14

Total	$8,682	$3,942	$8,221	$3,259

Unamortized intangible assets:
Wireless licenses	$40,871		$40,038

Intangible asset amortization expense was $350 million and $692 million for the three and six months ended June 30, 2003, respectively. For three and six months ended June 30, 2002, intangible asset amortization expense was $285 million and $570 million, respectively. It is estimated to be $664 million for the remainder of 2003, $1,317 million in 2004, $1,140 million in 2005, $641 million in 2006 and $360 million in 2007, primarily related to customer lists and non-network software.

7. Debt

Exchangeable Notes

Previously, Verizon Global Funding Corp. (Verizon Global Funding) issued two series of notes: $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 that were exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) (the 5.75% Notes) and $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 that, in connection with a restructuring of Cable & Wireless Communications plc in 2000 and the bankruptcy of NTL Incorporated (NTL) in 2002, were exchangeable into shares of Cable & Wireless plc and a combination of shares and warrants in the reorganized NTL entities (the 4.25% Notes).

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

Support Agreements

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $15,253 million at June 30, 2003. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $57.6 billion at June 30, 2003.

Debt Issuances

In June 2003, Verizon Maryland Inc., a wholly owned subsidiary of Verizon, issued $350 million of 5.125% Series B debentures due 2033 at a discount, resulting in proceeds, net of discount, of $343 million. Also in June 2003, Verizon Global Funding issued $500 million of 4.375% notes due 2013 at a discount, resulting in proceeds, net of discount, of $493 million.

In March 2003, Verizon Virginia Inc., a wholly owned subsidiary of Verizon, issued $1 billion of 4.625% Series A debentures due 2013 at a discount, resulting in proceeds, net of discount, of $998 million.

In January 2003, Verizon Global Funding issued $1 billion of 4% notes due 2008 at a discount, resulting in proceeds, net of discount, of $993 million.

8. Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Income (Loss)	$338	$(2,115)	$2,744	$(2,616)

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	352	227	380	187
Unrealized gains on marketable securities	15	284	10	99
Unrealized derivative gains (losses) on cash flow hedges	5	20	(28)	17
Minimum pension liability adjustment	11	–	(9)	(40)

	383	531	353	263

Total Comprehensive Income (Loss)	$721	$(1,584)	$3,097	$(2,353)

The net unrealized gains on marketable securities in 2002 primarily relate to reclassification of after-tax realized losses of $246 million recorded due to the other than temporary decline in market value of certain of our marketable securities in the second quarter of 2002 and our investment in TCNZ. The minimum pension liability was increased in 2002 to include the minimum pension liability of Telecomunicaciones de Puerto Rico, Inc.

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)	At June 30, 2003	At December 31, 2002

Foreign currency translation adjustments	$(848)	$(1,228)
Unrealized gains on marketable securities	33	23
Unrealized derivative losses on cash flow hedges	(61)	(33)
Minimum pension liability adjustment	(881)	(872)

Accumulated other comprehensive loss	$(1,757)	$(2,110)

9. Earnings (Loss) Per Share

The following table is a reconciliation of the amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Income (Loss) Used For Basic Earnings Per Common Share
Income (loss) before discontinued operations and cumulative effect of accounting change	$1,266	$(2,077)	$3,176	$(2,071)
Loss on discontinued operations, net of tax	(928)	(38)	(935)	(49)
Cumulative effect of accounting change, net of tax	–	–	503	(496)

Net income (loss)	$338	$(2,115)	$2,744	$(2,616)

Net Income (Loss) Used For Diluted Earnings Per Common Share
Income (loss) before discontinued operations and cumulative effect of accounting change	$1,266	$(2,077)	$3,176	$(2,071)
After-tax minority interest expense related to exchangeable equity interest	4	–	9	–

Income (loss) before discontinued operations and cumulative effect of accounting change — after assumed conversion of dilutive securities	1,270	(2,077)	3,185	(2,071)
Loss on discontinued operations, net of tax	(928)	(38)	(935)	(49)
Cumulative effect of accounting change, net of tax	–	–	503	(496)

Net income (loss) after assumed conversion of dilutive securities	$342	$(2,115)	$2,753	$(2,616)

Basic Earnings (Loss) Per Common Share (1)
Weighted-average shares outstanding — basic	2,754	2,726	2,751	2,723

Income (loss) before discontinued operations and cumulative effect of accounting change	$.46	$(.76)	$1.15	$(.76)
Loss on discontinued operations, net of tax	(.34)	(.01)	(.34)	(.02)
Cumulative effect of accounting change, net of tax	–	–	.18	(.18)

Net income (loss)	$.12	$(.78)	$1.00	$(.96)

Diluted Earnings (Loss) Per Common Share (1)
Weighted-average shares outstanding — basic	2,754	2,726	2,751	2,723
Effect of dilutive securities:
Stock options	4	–	4	–
Exchangeable equity interest	28	–	28	–

Weighted-average shares outstanding — diluted	2,786	2,726	2,783	2,723

Income (loss) before discontinued operations and cumulative effect of accounting change	$.46	$(.76)	$1.14	$(.76)
Loss on discontinued operations, net of tax	(.33)	(.01)	(.34)	(.02)
Cumulative effect of accounting change, net of tax	–	–	.18	(.18)

Net income (loss)	$.12	$(.78)	$.99	$(.96)

(1)	Total per share amounts may not add due to rounding.

Stock options for 246 million shares for the three and six months ended June 30, 2003 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and six months ended June 30, 2002, the number of shares not included in the computation of diluted earnings per share was 226 million and 171 million, respectively.

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

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance. These gains and losses are primarily contained in International and Information Services since they actively manage investment portfolios.

Reportable Segments

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

External Operating Revenues
Domestic Telecom	$9,694	$10,091	$19,458	$20,192
Domestic Wireless	5,463	4,779	10,537	9,199
Information Services	1,049	936	2,070	1,739
International	503	560	1,014	1,120

Total segments	16,709	16,366	33,079	32,250
Reconciling items	120	386	240	787

Total consolidated — reported	$16,829	$16,752	$33,319	$33,037

Intersegment Revenues
Domestic Telecom	$211	$163	$388	$313
Domestic Wireless	14	12	26	22
Information Services	–	–	–	–
International	6	10	12	12

Total segments	231	185	426	347
Reconciling items	(231)	(185)	(426)	(347)

Total consolidated — reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Telecom	$9,905	$10,254	$19,846	$20,505
Domestic Wireless	5,477	4,791	10,563	9,221
Information Services	1,049	936	2,070	1,739
International	509	570	1,026	1,132

Total segments	16,940	16,551	33,505	32,597
Reconciling items	(111)	201	(186)	440

Total consolidated — reported	$16,829	$16,752	$33,319	$33,037

Segment Income
Domestic Telecom	$915	$1,124	$1,922	$2,281
Domestic Wireless	257	240	475	437
Information Services	299	260	599	473
International	314	302	580	533

Total segment income	1,785	1,926	3,576	3,724
Reconciling items	(1,447)	(4,041)	(832)	(6,340)

Total consolidated net income (loss) — reported	$338	$(2,115)	$2,744	$(2,616)

(Dollars in Millions)	June 30, 2003	December 31, 2002

Assets
Domestic Telecom	$83,210	$82,257
Domestic Wireless	64,623	63,470
Information Services	2,461	4,319
International	11,252	11,955

Total segments	161,546	162,001
Reconciling items	6,080	5,467

Total consolidated	$167,626	$167,468

Major reconciling items between the segments and the consolidated results are as follows:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Total Operating Revenues
Domestic Telecom access line sales	$–	$246	$–	$487
Corporate, eliminations and other	(111)	(45)	(186)	(47)

	$(111)	$201	$(186)	$440

Net Income (Loss)
Sales of assets, net (see Note 4)	$–	$–	$–	$116
Transition costs (see Note 3)	–	(57)	–	(109)
Severance, pension and benefit charges (see Note 3)	(436)	(475)	(436)	(475)
Cumulative effect of accounting change (see Note 2 and Note 6)	–	–	503	(496)
Investment-related charges (see Note 5)	–	(3,305)	–	(5,331)
NorthPoint settlement (see Note 3)	–	(114)	–	(114)
WorldCom exposure, lease impairment and other special items (see Note 3)	(204)	(259)	(204)	(271)
Iusacell charge (see Note 4)	(931)	–	(931)	–
Income (loss) on discontinued operations — Iusacell (see Note 4)	4	(38)	(3)	(49)
Corporate, eliminations and other	120	207	239	389

	$(1,447)	$(4,041)	$(832)	$(6,340)

Financial information for Domestic Telecom in the three and six months ended June 30, 2002 excludes the effects of access lines sold in the third quarter of 2002. In addition, the transfer of Global Solutions Inc. from International to Domestic Telecom effective January 1, 2003 is reflected in this financial information as if it had occurred for all periods presented. Financial information for International excludes the effects of Iusacell (see Note 4).

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation and the results of other businesses such as lease financing. We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

11. Accounting for the Impact of the September 11, 2001 Terrorist Attacks

Verizon recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of approximately $200 million in the second quarter of 2003 and $225 million year-to-date, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of the amounts recorded, approximately $98 million and $111 million relate to operating expenses (primarily cost of services and sales) in the second quarter and year-to-date periods, respectively. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

12. Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedge Activities” in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the impact of the adoption of SFAS No. 149 to have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the impact of the adoption of SFAS No. 150 to have a material effect on our results of operations or financial position.

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

In addition, under the terms of an investment agreement, Vodafone Group plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times between 2003 and 2007 at its then fair market value. We have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion during a 61-day period opening on June 10th and closing on August 9th in 2003 or 2004, and the remainder, which may not exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005 through 2007. Vodafone’s first right to require the repurchase expired on August 9, 2003. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required purchase through the assumption or incurrence of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 137.6 million access line equivalents and 34.6 million wireless customers. Verizon is the third largest long distance carrier for U.S. consumers, with 14.6 million long distance lines, and the company is also the largest directory publisher in the world, as measured by directory titles and circulation. With approximately $67 billion in annual revenues and 221,000 employees, Verizon’s international presence extends primarily to the Americas, as well as investments in Europe.

We have four reportable segments, which we operate and manage as strategic business units: Domestic Telecom, Domestic Wireless, Information Services and International. Domestic Telecom includes local, long distance and other telecommunication services. Domestic Wireless products and services include wireless voice and data services, paging services and equipment sales. Information Services consists of our domestic and international publishing businesses, including print SuperPages® and online SuperPages.com directories, and electronic commerce services. International operations include wireline and wireless communications operations and investments primarily in the Americas and Europe.

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

Consolidated Revenues

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Domestic Telecom	$9,905	$10,254	(3.4)%	$19,846	$20,505	(3.2)%
Domestic Wireless	5,477	4,791	14.3	10,563	9,221	14.6
Information Services	1,049	936	12.1	2,070	1,739	19.0
International	509	570	(10.7)	1,026	1,132	(9.4)
Corporate & Other	(111)	(45)	nm	(186)	(47)	nm
Revenues of access lines sold	–	246	(100.0)	–	487	(100.0)

Operating Revenues	$16,829	$16,752	.5	$33,319	$33,037	.9

nm — Not meaningful

Domestic Telecom’s revenues for the three- and six-month periods ended June 30, 2003 were lower by $349 million and $659 million, respectively, compared to the similar periods in 2002. Local service revenues declined by $208 million in the second quarter of 2003 and $424 million year-to-date mainly due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on unbundled network elements (UNEs), technology substitution and the lagging economy largely drove the decline in local service revenue. These factors were partially offset by higher payments received from competitive local exchange carriers (CLECs) for interconnection of their networks with our network and by increased sales of packaged wireline services as a result of expanded new products and pricing plans. Network access revenues declined by $118 million in the second quarter of 2003 and by $173 million year-to-date, largely due to declining switched minutes of use (MOUs) and access lines, as well as price reductions associated with federal and state price cap filings and other regulatory decisions. Revenues from other wireline services declined by $155 million and $304 million in the quarter and six months ended June 30, 2003, respectively, compared to the similar periods of 2002. The revenue declines in both periods were substantially due to lower sales of supplies to some major customers, lower customer premises equipment sales, and lower volumes at some of our non-regulated businesses due to the lagging economy. Partially offsetting these declines, long distance service revenues increased $132 million in the second quarter of 2003 and $242 million year-to-date, primarily as a result of subscriber growth from our interLATA long distance services.

Revenues earned from our consolidated wireless segment grew by $686 million in the second quarter of 2003 and $1.3 billion for the six months ended June 30, 2003 compared to the same periods in 2002, primarily due to a 14.2% increase in subscribers as well as an increase in average service revenue per subscriber. Average service revenue per subscriber increased 1.2% to $49.22 for the second quarter of 2003 and by 2.1% to $48.23 for the six months ended June 30, 2003 compared to similar periods in 2002, primarily due to higher access price plan offerings.

As announced July 1, 2003, Information Services changed its method of recognizing revenue and expenses from the publication-date method to the amortization method effective January 1, 2003. Under the amortization method, revenue and direct expenses are recognized over the life of the directory, which is usually 12 months. Information Services revenues increased $113 million in the second quarter of 2003 and $331 million in the first six months of 2003 compared to the similar periods in 2002. The increase was primarily due to the impact of the accounting change from the publication-date to the amortization method. Comparing both periods under the amortization method, revenue increased $12 million, or 1.2% for the second quarter of 2003 and remained relatively flat for the first six months of 2003 compared to the similar periods in 2002.

The operating revenue of the non-strategic access lines sold in the third quarter of 2002 was $246 million and $487 million for the three and six months ended June 30, 2002. These revenues are included in consolidated results, but are excluded from Domestic Telecom’s 2002 segment results.

Consolidated Operating Expenses

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$5,042	$4,951	1.8%	$10,166	$9,760	4.2%
Selling, general and administrative expense	5,673	5,793	(2.1)	9,965	10,691	(6.8)
Depreciation and amortization expense	3,384	3,322	1.9	6,751	6,608	2.2
Sales of assets, net	–	–	–	–	(220)	(100.0)

Total Operating Expenses	$14,099	$14,066	.2	$26,882	$26,839	.2

Cost of Services and Sales

Cost of services and sales increased for the three- and six-month periods ended June 30, 2003 by $91 million and $406 million, respectively, compared to the similar periods in 2002. These increases are principally driven by lower net pension and other postretirement benefit income. The overall impact of assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses, by approximately $302 million in the second quarter of 2003 and $553 million in the first half of 2003 (primarily in cost of services and sales), compared to the same periods of 2002. In addition, cost of services and sales increased in both periods as a result of higher variable costs associated with increased wireless MOUs and increases in handsets sold due to growth in gross wireless activations and an increase in wireless handset equipment upgrades, partially offset by lower roaming, local interconnection and long distance rates.

Cost increases in both periods of 2003 were partially offset by lower access and transport costs and lower material and supply costs due mainly to lower volumes at our supply business and the effects of workforce reductions and disciplined expense controls. In addition, we recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of approximately $200 million in the second quarter of 2003 and $225 million year-to-date, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of the amounts recorded, approximately $98 million and $111 million relate to operating expenses (primarily cost of services and sales) in the second quarter and year-to-date periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense declined for the three- and six-month periods ended June 30, 2003 by $120 million and $726 million, respectively, compared to the similar periods in 2002. These cost reductions were primarily driven by lower special charges in the three- and six-month periods ended June 30, 2003 by $472 million and $1,044 million, respectively, compared to the similar periods in 2002. The prior year periods include higher impairment charges and settlement expenses as well as merger transition costs. In addition, costs were positively impacted in both the second quarter and year-to-date periods of 2003 as a result of lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In addition, the year-to-date period included lower gross receipts and property taxes and lower advertising costs. These cost reductions were partially offset by higher salary and wage expenses, including higher sales commissions related to an increase in gross wireless subscriber additions in the 2003 periods and higher technology costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the three- and six-month periods ended June 30, 2003 by $62 million and $143 million, respectively, compared to the similar periods in 2002, primarily due to increased depreciation expense related to the increase in depreciable assets and higher software amortization costs. The increases were partially offset by lower rates of depreciation on telephone plant at Domestic Telecom, as well as the favorable impact on depreciation expense of adopting Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Sales of Assets, Net

During the first quarter of 2002, we recorded a net pretax gain of $220 million, primarily resulting from a pretax gain on the sale of TSI Telecommunication Services Inc. (TSI) of $466 million, partially offset by an impairment charge in connection with our exit from the video business and other charges of $246 million.

Other Consolidated Results

The following discussion of several non-operating items is based on the amounts reported in our unaudited condensed consolidated financial statements.

Equity in Earnings (Loss) of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased by $719 million in the second quarter of 2003 and by $2,178 million in the six-month period ended June 30, 2003, compared to the similar periods in 2002. During the second quarter of 2002, we recorded pretax losses of $610 million related to determinations that market value declines in several investments were considered other than temporary. In addition during the first quarter of 2002, we recorded losses of $1,400 million due to the other than temporary decline in the market value of our investments in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV).

Income (Loss) From Other Unconsolidated Businesses

Income from other unconsolidated businesses increased by $2,867 million in the second quarter of 2003 and by $3,119 million in the six-month period ended June 30, 2003, compared to the similar periods in 2002. During the second quarter of 2002, we recorded pretax losses of $2,948 million related to determinations that market value declines in several investments were considered other than temporary. In addition during the first quarter of 2002, we recorded losses of $289 million due to the other than temporary decline in the market value of our investments in Metromedia Fiber Network, Inc. (MFN).

Other Income and (Expense), Net

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Interest income	$9	$53	(83.0)%	$67	$107	(37.4)%
Foreign exchange gains (losses), net	(10)	–	nm	(9)	(2)	nm
Other, net	(45)	7	nm	(47)	–	nm

Total	$(46)	$60	(176.7)	$11	$105	(89.5)

nm — Not meaningful

The changes in other income and expense for the three and six months ended June 30, 2003, compared to the similar periods in 2002, were primarily due to lower interest income in 2003 and charges related to the early retirement of debt included in Other, net.

Interest Expense

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Interest expense	$692	$769	(10.0)%	$1,447	$1,556	(7.0)%
Capitalized interest costs	33	64	(48.4)	68	101	(32.7)

Total interest costs on debt balances	$725	$833	(13.0)	$1,515	$1,657	(8.6)

Average debt outstanding	$50,545	$60,799	(16.9)	$51,809	$62,363	(16.9)
Effective interest rate	5.7%	5.5%		5.9%	5.3%

The decrease in interest costs for the three and six months ended June 30, 2003, as compared to the similar periods in 2002, was principally attributable to lower average debt levels, partially offset by higher average interest rates.

Minority Interest

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Minority interest	$380	$372	2.2%	$722	$633	14.1%

The increase in minority interest expense for the three and six months ended June 30, 2003, compared to the similar periods in 2002, is primarily due to the higher earnings at Verizon Wireless, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

Provision for Income Taxes

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Provision for income taxes	$573	$323	77.4%	$1,497	$1,282	16.8%
Effective income tax rate	31.2%	(18.4)%		32.0%	(162.5)%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the related provision for income taxes. Our effective income tax rate for the three and six months ended June 30, 2002 was impacted by the other than temporary decline in fair value of several of our investments during the first and second quarters of 2002 because tax benefits were not available on many of the losses (see “Equity in Earnings (Loss) of Unconsolidated Businesses” and “Income (Loss) From Other Unconsolidated Businesses”).

Discontinued Operations

Discontinued operations represent the results of operations of Grupo Iusacell S.A. de C.V. (Iusacell). In connection with our decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell, we recorded a pretax loss of $957 million ($931 million after-tax). Losses reported by Iusacell in the second quarter and six-month period ended June 30, 2002 are primarily driven by the unfavorable impact of fluctuation in the Mexican peso on U.S. dollar denominated debt issued by Iusacell.

Cumulative Effect of Accounting Change

Directory Accounting Change

During the second quarter of 2003, we changed our method for recognizing revenues and expenses in our directory business from the publication-date method to the amortization method. The publication-date method recognizes revenues and direct expenses when directories are distributed. Under the amortization method, which is increasingly becoming the industry standard, revenues and direct expenses, primarily printing and distribution costs, are recognized over the life of the directory, which is usually 12 months. This accounting change affects the timing of the recognition of revenues and expenses. As required by generally accepted accounting principles (GAAP), the directory accounting change was recorded retroactively to January 1, 2003, and resulted in an impact on previously reported first-quarter financial results, including a cumulative effect of the accounting change. The cumulative effect of the accounting change resulted in a one-time charge of $2,697 million ($1,647 million after-tax, or $.59 per diluted share), recorded as of January 1, 2003.

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

We measure and evaluate our reportable segments based on segment income. This segment income excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously highlighted the more significant of these transactions in the “Consolidated Results of Operations” section. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance. These gains and losses are primarily contained in Information Services and International since they actively manage investment portfolios.

Effective January 1, 2003, we transferred our Global Solutions Inc. subsidiary from our International segment to, and consolidated it with, our Domestic Telecom segment. Prior year’s segment results of operations have been reclassified to reflect the transfer to enhance comparability. The transfer of Global Solutions’ revenues and costs of operations will not be significant to the results of operations of Domestic Telecom or International.

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

Operating Revenues

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Local services	$4,903	$5,111	(4.1)%	$9,803	$10,227	(4.1)%
Network access services	3,229	3,347	(3.5)	6,553	6,726	(2.6)
Long distance services	901	769	17.2	1,782	1,540	15.7
Other services	872	1,027	(15.1)	1,708	2,012	(15.1)

	$9,905	$10,254	(3.4)	$19,846	$20,505	(3.2)

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from UNEs, interconnection revenues from CLECs, wireless interconnection revenues and some data transport revenues.

The decline in local service revenues of $208 million, or 4.1% in the second quarter of 2003 and $424 million, or 4.1% year-to-date was mainly due to lower demand and usage of our basic local wireline services. Local service revenues were affected by mandated price reductions on UNEs, technology substitution and the lagging economy. Our switched access lines in service declined 3.7% from a year ago, including a decline in business access lines of 4.6% and a decline in residence access lines of 3.1%. Moreover, regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale, resulting in more competition for local exchange services. During the first half of 2003, we added 904,000 UNE platform lines, including 518,000 lines in the second quarter, bringing total UNE platform provisioned lines to approximately 4.1 million, compared to 2.4 million UNE platform lines a year ago.

These factors were partially offset by higher payments received from CLECs for interconnection of their networks with our network and by increased sales of packaged wireline services as a result of expanded new products and pricing plans. In the first half of 2003, we launched a new service bundle which includes unlimited local, regional and domestic long distance calling in 11 key markets, covering nearly 80% of our footprint by the end of the second quarter 2003. These plans can be expanded to add digital subscriber line (DSL) or dial-up Internet access and/or wireless services at a discount. Our ONE-BILL service, which provides Verizon local, long distance and wireless charges on a single monthly bill, is also available in most states where Verizon provides wireline services.

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

Our network access revenues declined by $118 million, or 3.5% in the second quarter of 2003 and by $173 million, or 2.6% year-to-date. These decreases were mainly attributable to declining switched MOUs and access lines, as well as price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs and access lines declined year-to-date by 7.7% and 3.7%, respectively, from June 30, 2002, reflecting the impact of the soft economy and wireless substitution. During the second quarter of 2003, our data transport service revenues declined by 0.5% and increased by 0.3% in the first six months of 2003, as compared to the same periods last year. These revenues were negatively impacted by the reduction in rates for modem aggregation services provided to MCI under Verizon’s CyberPOP tariff. Under the CyberPOP agreement, we provided access circuits for MCI’s managed modem business. This rate reduction was necessary in order to avoid rejection and termination of the CyberPOP agreement by MCI in its bankruptcy case and the total loss of revenue that would have resulted. Excluding the impact of this rate reduction, our data transport service revenue would have grown slightly in both the second quarter and year-to-date periods of 2003, driven by continuing demand in the business market for high-capacity, high-speed digital services, offset by lessening demand for older, low-speed data products and services. Voice-grade equivalents (switched access lines and data circuits) grew 3.6% in the first half of 2003, compared to a year ago, as customers chose more high-capacity digital services. In the second quarter and first six months of 2003, we added 101,000 and 261,000, respectively, of new DSL lines, for a total of 1.9 million lines at June 30, 2003. Currently, 67% of our total access lines qualify for DSL service.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $132 million, or 17.2% in the second quarter of 2003 and $242 million, or 15.7% year-to-date, primarily as a result of subscriber growth from our interLATA long distance services. In the first quarter of 2003, we received final Federal Communications Commission (FCC) approval to offer long distance services in the remaining three jurisdictions. We now can offer long distance services throughout the United States, capping a seven-year effort. We began offering long distance services in Maryland and Washington, D.C. in April 2003 and in West Virginia in May 2003. Our authority in Alaska is limited to interstate and international services. We added 1.4 million long distance lines in the second quarter 2003 and 2.1 million long distance lines in the first half of 2003, for a total of 14.6 million long distance lines nationwide, representing a 36.1% increase in long distance lines from a year ago.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as inventory management and purchasing, and data solutions and systems integration businesses.

During the second quarter and year-to-date of 2003, revenues from other services declined by $155 million, or 15.1% and $304 million, or 15.1%, respectively. The revenue declines in both periods were substantially due to lower sales of supplies to some major customers, lower customer premises equipment sales, and lower volumes at some of our non-regulated businesses due to the lagging economy. Customers substituting wireless communications for pay telephone services and customers taking-back billing and collections services were also factors that contributed to the reduction in other services revenues in 2003.

Operating Expenses

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$3,413	$3,340	2.2%	$6,936	$6,692	3.6%
Selling, general and administrative expense	2,253	2,204	2.2	4,253	4,376	(2.8)
Depreciation and amortization expense	2,300	2,400	(4.2)	4,631	4,771	(2.9)

	$7,966	$7,944	.3	$15,820	$15,839	(.1)

Cost of Services and Sales

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and costs of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

Our cost of services and sales increased in both periods of 2003, principally driven by lower net pension and other postretirement benefit income. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug cost trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses, by approximately $232 million in the second quarter of 2003 and $464 in the first half of 2003 (primarily in cost of services and sales), compared to the same periods of 2002. In addition, costs of removal in excess of salvage for outside plant assets, resulting from the adoption of SFAS No. 143 effective January 1, 2003, was approximately $45 million in the second quarter and $78 million for year-to-date 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. Higher costs associated with our growth businesses such as long distance and data services and the impact of annual wage increases and additional overtime pay due to higher weather-related repair volumes further contributed to cost increases in 2003.

Cost increases in both periods of 2003 were partially offset by lower access and transport costs, including a favorable adjustment of approximately $80 million recorded in the first quarter of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 FCC order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. Lower material and supply costs due mainly to lower volumes at our supply business and the effects of workforce reductions and disciplined expense controls also offset services and sales cost increases in both periods of 2003. At June 30, 2003, our Domestic Telecom workforce was 154,400 (excluding rehiring 3,400 employees resulting from arbitration, see “Special Items — Completion of Merger and Other Strategic Actions”), compared to 171,900 at June 30, 2002, a 10.2% reduction from a year ago.

We recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of approximately $200 million in the second quarter of 2003 and $225 million year-to-date, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of the amounts recorded, approximately $98 million and $111 million relates to operating expenses (primarily cost of services and sales) in the second quarter and year-to-date periods, respectively. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

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

Our selling, general and administrative expense was positively impacted in both the second quarter and year-to-date periods of 2003 as a result of lower bad debt expense principally due to a reduction in uncollectible accounts receivable (primarily CLECs), improved collections and additional customer deposit requirements. In addition, the year-to-date period included lower gross receipts and property taxes and lower advertising costs. These cost reductions were more than offset in the quarterly period and partially offset in the year-to-date period by additional technology costs, employee wage increases and higher pension and benefit costs.

Depreciation and Amortization Expense

The decline in depreciation and amortization expense in both the second quarter and year-to-date periods was principally attributable to lower rates of depreciation on telephone plant, as well as the favorable impact on depreciation expense of adopting SFAS No. 143, effective January 1, 2003. These expense reductions were partially offset in both periods by higher software amortization costs.

Segment Income

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$915	$1,124	(18.6)%	$1,922	$2,281	(15.7)%

Segment income decreased by $209 million, or 18.6% in the second quarter of 2003 and $359 million, or 15.7% year-to-date compared to the similar periods in 2002, primarily as a result of the after-tax impact of operating revenues and operating expenses described above. Special and non-recurring items not included in Domestic Telecom’s segment income totaled $482 million and $616 million for the three months ended June 30, 2003 and 2002, respectively, and were primarily related to severance and other benefit charges in both periods. Additional charges in 2002 were related to our financial statement exposure to WorldCom and the settlement of a litigation matter. Special items totaling $(1,570) million and $885 million for the six months ended June 30, 2003 and 2002, respectively, were primarily related to the same types of charges described above, as well as the adoption of SFAS No. 143 in 2003 and SFAS No. 142 in 2002, plus other charges. In addition, 2002 special items include the results of operations of the access lines sold in the third quarter of 2002.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Wireless sales and services	$5,477	$4,791	14.3%	$10,563	$9,221	14.6%

Revenues earned from our consolidated wireless segment grew by $686 million, or 14.3% in the second quarter of 2003 and $1.3 billion, or 14.6% for the six months ended June 30, 2003 compared to the same periods in 2002. Service revenue of $5,011 million for the second quarter of 2003 was $642 million, or 14.7% higher than the similar period in 2002, and service revenue of $9,671 million for the six months ended June 30, 2003 was $1,250 million, or 14.8% higher than the similar period in 2002. This increase was primarily due to a 14.2% increase in subscribers as well as an increase in average service revenue per subscriber.

We ended the second quarter of 2003 with more than 34.6 million subscribers, compared to 30.3 million subscribers at the end of the second quarter of 2002, an increase of 14.2%. Approximately 31.5 million, or 91% of these customers subscribe to digital service, compared to 82.5% in the second quarter of 2002. Approximately 1.3 million net customers were added during the second quarter. Retail net additions accounted for approximately 1.2 million, or 92% of the total net adds. The overall composition of our customer base as of June 30, 2003 was 90% retail postpaid, 6% retail prepaid and 4% resellers. In addition, our average monthly churn rate, the rate at which customers disconnect service, decreased to 1.7% in the second quarter 2003 and decreased to 1.9% for the six months ended June 30, 2003, compared to 2.3% in the second quarter of 2002 and 2.4% for the six months ended June 30, 2002. Postpaid churn decreased to 1.4% in the second quarter 2003 and decreased to 1.5% for the six months ended June 30, 2003, compared to 2.0% in the second quarter of 2002 and 2.1% for the six months ended June 30, 2002. We added approximately 2.1 million net customers during the six months ended June 30, 2003 compared to 841 thousand during the same period in 2002.

Average service revenue per subscriber increased 1.2% to $49.22 for the second quarter of 2003 and by 2.1% to $48.23 for the six months ended June 30, 2003 compared to similar periods in 2002, primarily due to higher access price plan offerings. Average MOUs per subscriber increased to 450, or 31.2% during the second quarter of 2003 and to 426, or 33.5% for the six months ended June 30, 2003 compared to the similar periods in 2002. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

1XRTT technology now covers virtually all of our 234 million covered population in the second quarter of 2003 compared to approximately 65% of the Domestic Wireless network in second quarter 2002.

Operating Expenses

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$1,567	$1,328	18.0%	$3,006	$2,574	16.8%
Selling, general and administrative expense	1,973	1,771	11.4	3,839	3,400	12.9
Depreciation and amortization expense	956	785	21.8	1,863	1,566	19.0

	$4,496	$3,884	15.8	$8,708	$7,540	15.5

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $239 million, or 18.0% for the second quarter of 2003 and $432 million, or 16.8% for the six months ended June 30, 2003 compared to the similar periods in 2002. Cost of services increased primarily due to an increase in direct telecom charges which were caused by increased minutes of use on the network for the second quarter of 2003 compared to the similar period in 2002, offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 20.6% in the second quarter of 2003 and 23.1% for the six months ended June 30, 2003 compared to similar periods in 2002. The increase was primarily due to an increase in handsets sold, due to growth in gross activations and an increase in equipment upgrades for the second quarter and the six months ended June 30, 2003 compared to the similar periods in 2002.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $202 million, or 11.4% in the second quarter of 2003 and $439 million, or 12.9% for the six months ended June 30, 2003 compared to the similar periods in 2002. This increase was primarily due to higher sales commissions in our direct and indirect channels of $29 million for the second quarter 2003 and $124 million for the six months ended June 30, 2003 compared to the similar periods in 2002, primarily related to an increase in gross subscriber additions and renewals in those periods. Also contributing to the increase was a $71 million increase in salary and wage expense for the second quarter 2003 and $129 million for the six months ended June 30, 2003 compared to the similar periods in 2002, due to an increase in the employee base, primarily in the customer care and sales channels. Costs associated with regulatory fees, primarily the universal service fund, increased by $43 million in the second quarter 2003 and $51 million for the six months ended June 30, 2003, compared to the similar periods in 2002 due to an April 2003 FCC order requiring a change in the methodology for billing these fees from a flat rate to a percentage rate.

Depreciation and Amortization Expense

Depreciation and amortization increased by $171 million, or 21.8% in the second quarter of 2003 and $297 million, or 19.0% for the six months ended June 30, 2003 compared to same periods in 2002. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$257	$240	7.1%	$475	$437	8.7%

Segment income increased by $17 million, or 7.1% in the second quarter of 2003 and by $38 million, or 8.7%, for the six months ended June 30, 2003 compared to the similar periods in 2002 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. Special and non-recurring items not included in Domestic Wireless’s segment income totaled $18 million and $27 million for three- and six-month periods ended June 30, 2002, respectively, and were related to merger related costs and severance charges. There were no special items affecting this segment in 2003.

Information Services

Our Information Services segment consists of our domestic and international publishing businesses, including print SuperPages® and online SuperPages.com directories, and electronic commerce services. This segment has operations principally in North America and Latin America.

As announced July 1, 2003, Information Services changed its method of recognizing revenue and expenses from the publication-date method to the amortization method effective January 1, 2003. Under the amortization method, revenue and direct expenses are recognized over the life of the directory, which is usually 12 months.

Operating Revenues

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Operating Revenues	$1,049	$936	12.1%	$2,070	$1,739	19.0%

Operating revenue increased $113 million, or 12.1% in the second quarter of 2003, and $331 million, or 19.0% in the first six months of 2003 compared to the similar periods in 2002. The increase was primarily due to the impact of the accounting change from the publication-date to the amortization method. Comparing both periods under the amortization method, revenue increased $12 million, or 1.2% for the second quarter of 2003 and remained relatively flat for the first six months of 2003 compared to the similar periods in 2002. Verizon SuperPages.com, continues to achieve strong domestic growth as demonstrated by a 37.4% increase in revenue over the second quarter 2002 and a 41.0% increase in revenue over the first six months of 2002.

Operating Expenses

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$160	$152	5.3%	$314	$289	8.7%
Selling, general and administrative expense	361	325	11.1	705	622	13.3
Depreciation and amortization expense	23	16	43.8	44	31	41.9

	$544	$493	10.3	$1,063	$942	12.8

Cost of Services and Sales

Cost of services and sales increased $8 million, or 5.3% in the second quarter of 2003 and $25 million, or 8.7% in the first six months of 2003. The increase in the second quarter and for the first six months of 2003 is primarily due to the change in accounting from the publication-date to the amortization method. Comparing both periods under the amortization method, cost of services and sales decreased $16 million, or 9.3% for the second quarter 2003 and $14 million, or 4.2% for the first six months of 2003 as compared to similar periods in 2002. The decrease in costs was due to Information Services’ continued progress in cost containment through system and process realignment.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $36 million, or 11.1% in the second quarter of 2003 and $83 million, or 13.3% in the first six months of 2003. The increase in the second quarter and for the first six months of 2003 is primarily due to the change in accounting from the publication-date to the amortization method. Comparing both periods under the amortization method, selling, general and administrative expenses decreased $6 million, or 1.7% for the second quarter 2003 and $12 million, or 1.7% for the first six months of 2003 as compared to similar periods in 2002. The decrease in selling, general and administrative expense was a result of Information Services’ continued progress in cost containment through system and process realignment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $7 million, or 43.8% in the second quarter of 2003, and $13 million, or 41.9% for the first six months of 2003. The increase is primarily due to software amortization of new systems placed into service in late 2002.

Segment Income

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$299	$260	15.0%	$599	$473	26.6%

Segment income increased $39 million, or 15.0% in the second quarter 2003 and $126 million, or 26.6% in the first six months of 2003 compared to the similar periods in 2002. The increase is primarily a result of the after-tax impact of the operating revenue and operating expense items described above. Comparing both periods under the amortization method, segment income increased $10 million, or 3.5% for the second quarter of 2003 and remained relatively flat for the first six months of 2003 compared to the similar periods in 2002. Special and non-recurring items not included in Information Services’ segment income totaled $5 million and $28 million for the three months ended June 30, 2003 and 2002, respectively, and were primarily related to severance charges in both periods, as well as merger-related costs in 2002. Special items totaling $1,584 million and $43 million for the six months ended June 30, 2003 and 2002, respectively, were primarily related to the same types of charges described above, as well as the cumulative effect of the accounting change for directories in 2003.

International

Our International segment includes international wireline and wireless telecommunication operations and investments primarily in the Americas and Europe. Our consolidated international investments as of June 30, 2003 included CODETEL, C. por A. (Codetel) in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Those investments in which we have less than a controlling interest are accounted for by either the cost or equity method.

On June 13, 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell. We reclassified our investment and the results of operations of Iusacell in the current and prior years as discontinued

operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinued operations are excluded from International’s segment income.

The total number of wireless subscribers served by Verizon’s International investments in the second quarter of 2003 was approximately 32 million, an increase of almost 3 million compared to the similar period in 2002.

Operating Revenues

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Operating Revenues	$509	$570	(10.7)%	$1,026	$1,132	(9.4)%

Revenues generated by our international businesses decreased $61 million, or 10.7% in the second quarter of 2003 and $106 million, or 9.4% in the first six months of 2003 compared to the similar periods in 2002. These decreases are primarily due to declining foreign exchange rates in the Dominican Republic as well as reduced software sales.

Operating Expenses

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$140	$149	(6.0)%	$278	$299	(7.0)%
Selling, general and administrative expense	195	170	14.7	351	356	(1.4)
Depreciation and amortization expense	85	96	(11.5)	172	191	(9.9)

	$420	$415	1.2	$801	$846	(5.3)

Cost of Services and Sales

Cost of services and sales decreased $9 million, or 6.0% in the second quarter of 2003 and $21 million, or 7.0% in the first six months of 2003 compared to the similar periods in 2002. These decreases reflect lower variable costs associated with reduced sales volumes and declining foreign exchange rates.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $25 million, or 14.7% in the second quarter of 2003 and decreased $5 million, or 1.4% in the first six months of 2003 compared to the similar periods in 2002. The second quarter increase is primarily due to an asset write-off recorded in the second quarter of 2003. The decrease for the first six months of 2003 is primarily due to the replacement of a revenue-based operating tax in the Dominican Republic with an income tax and declining foreign exchange rates, partially offset by the asset write-off.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $11 million, or 11.5% in the second quarter of 2003 and $19 million, or 9.9% in the first six months of 2003 compared to the similar periods in 2002. These decreases are due to declining foreign exchange rates and the adoption of SFAS No. 143, offset in part by increased depreciation generated from ongoing network capital expenditures.

Segment Income

(Dollars in Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$314	$302	4.0%	$580	$533	8.8%

Segment income increased $12 million, or 4.0% in the second quarter of 2003 and $47 million, or 8.8% in the first six months of 2003 compared to the similar periods in 2002. The 2003 increase in segment income was primarily the result of the after-tax impact of operating revenues and operating expenses described above as well as the year-over-year change in equity in earnings of unconsolidated businesses and income from other unconsolidated businesses.

Income from our unconsolidated businesses decreased $10 million, or 3.6% in the second quarter of 2003 and increased $30 million, or 6.7% in the first six months of 2003 compared to the similar periods in 2002. The second quarter decrease is driven by lower gains in sales of investments in 2003, primarily related to sales of our interest in Taiwan Cellular Corporation, partially offset by continued operational growth of Verizon’s equity investments. The increase for the first six months reflects continued operational growth of Verizon’s equity investments, offset in part by net unfavorable foreign currency impacts, predominately at CANTV.

Special and non-recurring items not included in International’s segment income totaled $931 million and $796 million for the three months ended June 30, 2003 and 2002, respectively, and were primarily related to investment losses. Special items totaling $900 million and $2,681 million for the six months ended June 30, 2003 and 2002, respectively, were also primarily related to investment losses.

Special Items

Discontinued Operations and Sales of Assets, Net

Discontinued Operations

During the second quarter of 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell into the tender offer launched by Movil Access, a Mexican company. On July 29, 2003, Verizon tendered its shares, and the tender offer closed on July 29, 2003. In accordance with SFAS No. 144, we have classified the results of operations of Iusacell into discontinued operations. In connection with the decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share).

Sales of Assets, Net

During the first quarter of 2002, we recorded a net pretax gain of $220 million ($116 million after-tax, or $.04 per diluted share), primarily resulting from a pretax gain on the sale of TSI of $466 million ($275 million after-tax, or $.10 per diluted share), partially offset by an impairment charge in connection with our exit from the video business and other charges of $246 million ($159 million after-tax, or $.06 per diluted share).

Investment-Related Charges

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax, or $1.21 per diluted share), including a loss of $2,443 million ($2,443 million after-tax, or $.90 per diluted share) related to our interest in Genuity Inc. (Genuity), a loss of $580 million ($430 million after-tax, or $.16 per diluted share) to the market value of our investment in TELUS Corporation (TELUS); a loss of $303 million ($201 million after-tax, or $.07 per diluted share) to the market value of our investment in Cable & Wireless plc (C&W) and a loss of $232 million ($231 million after-tax, or $.08 per diluted share) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

During the first quarter of 2002, we recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) due to the other than temporary decline in the market value of our investment in CANTV. As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV’s future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

During the first quarter of 2002, we recorded a pretax loss of $516 million ($436 million after-tax, or $.16 per diluted share) to market value due primarily to the other than temporary decline in the market value of our investment in MFN. We wrote off our remaining investment and other financial statement exposure related to MFN in the first quarter of 2002 primarily as a result of its deteriorating financial condition and related defaults.

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

We continually evaluate our investments in unconsolidated businesses and other long-lived assets for impairment. As of June 30, 2003, no impairments were determined to exist.

Completion of Merger and Other Strategic Actions

During the second quarter of 2003, we recorded a special charge of $235 million ($150 million after-tax, or $.05 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees. As of June 30, 2003, approximately 3,000 employees have been separated under the 2003 severance activity. During the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest, or $.17 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. The remaining severance liability relating to the 2001 and 2002 programs is $543 million, which principally includes future payments to employees separated as of June 30, 2003. The remaining severance liability relating to the 2003 severance activity is $171 million, which also principally includes future payments to employees separated as of June 30, 2003. We expect to complete the severance activities within a year of when the respective charges were recorded. We continually evaluate employee levels, and accordingly, may incur future severance costs.

In the second quarter of 2003, we recorded a special charge of $463 million ($286 million after-tax, or $.10 per diluted share) in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon-New York arbitration ruling and pension settlement losses related to lump-sum pay-outs in 2003.

On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees. Verizon offered to reinstate all 3,400 impacted employees, and accordingly, recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

In addition, during the second quarter of 2003, we recorded pretax charges of $258 million ($204 million after-tax, or $.07 per diluted share) primarily related to a pretax impairment charge of $125 million ($125 million after-tax, or $.04 per diluted share) pertaining to our leasing operations for airplanes leased to airlines currently experiencing financial difficulties and for power generating facilities. These second quarter 2003 charges also include pretax charges of $61 million ($38 million after-tax, or $.01 per diluted share) related to the early retirement of debt and other pretax charges of $72 million ($41 million after-tax, or $.01 per diluted share).

During the second quarter of 2002, we recorded pretax charges of $398 million ($259 million after-tax, or $.10 per diluted share) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom Inc. of $300 million ($183 million after-tax, or $.07 per diluted share) and other pretax charges of $98 million ($76 million after-tax, or $.03 per diluted share). In addition, during the second quarter of 2002, we recorded a pretax charge of $175 million ($114 million after-tax, or $.04 per diluted share) related to a settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. to combine the two companies’ DSL businesses. The six-month period ended June 30, 2002 also includes other pretax charges of $18 million ($12 million after-tax, or less than $.01 per diluted share).

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

Consolidated Financial Condition

(Dollars in Millions)	Six Months Ended June 30,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$10,969	$10,095	$874
Investing activities	(5,084)	(3,491)	(1,593)
Financing activities	(6,487)	(4,595)	(1,892)

Increase (Decrease) in Cash and Cash Equivalents	$(602)	$2,009	$(2,611)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations in the six months ended June 30, 2003 compared to the similar period of 2002 was primarily driven by the receipt of income tax refunds in the current year and improvements in accounts receivable days sales outstanding, partially offset by the Verizon Wireless dividends paid to Vodafone.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized network and non-network software, we invested $3,019 million in our Domestic Telecom business in the first six months of 2003, compared to $3,619 million in the first six months of 2002. The decrease in Domestic Telecom capital spending is primarily due to the effective management of our capital expenditure budget. We also invested $2,096 million in our Domestic Wireless business in the first six months of 2003, compared to $2,088 million in the first six months of 2002. The steady capital investment represents our continuing effort to invest in high growth areas. We expect total capital expenditures, including capitalized network and non-network software, in 2003 to be approximately $12.5 billion to $13.5 billion.

We invested $1,033 million in acquisitions and investments in businesses during the first six months of 2003, including $762 million to acquire 50 Personal Communications Services (PCS) licenses and related network assets from Northcoast Communications LLC (Northcoast) and $146 million for other wireless properties. In the first six months of 2002, we invested $993 million in acquisitions and investments in businesses including $556 million to acquire some of the cellular properties of Dobson Communications Corporation and $218 million for other wireless properties. We also received a $1,479 million refund from the FCC in the first six months of 2002 in connection with our wireless auction deposit.

In the first half of 2002, we received cash proceeds of $770 million in connection with the sale of TSI.

Under the terms of an investment agreement relating to our wireless joint venture, Vodafone may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times between 2003 and 2007 at its then fair market value. We have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion during a 61-day period opening on June 10th and closing on August 9th in 2003 or 2004, and the remainder, which may not exceed $10 billion in any one year, during a 61-day period opening on June 10th and closing on August 9th in 2005 through 2007. Vodafone’s first right to require the repurchase expired on August 9, 2003. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

Cash Flows Used In Financing Activities

Cash of $4,649 million was used to reduce our total debt during the first half of 2003. We repaid $5,646 million of Verizon Global Funding Corp., $1,800 million of Domestic Telecom and $1,095 million of other corporate long-term debt with the issuance of short and long-term debt. We increased our short-term borrowings by $1,109 million while Verizon Global Funding and Domestic Telecom issued long-term debt with principal amounts of $1,500 million and $1,350 million, respectively, resulting in total cash proceeds of $2,766 million, net of discounts, costs and a payment related to a hedge on the interest rate for an anticipated financing.

Cash of $2,989 million was used to reduce our total debt during the first half of 2002. We repaid $1,659 million of Verizon Global Funding and $1,796 million of Domestic Telecom long-term debt and reduced our short-term borrowings by $4,623 million primarily with cash and the issuance of Domestic Telecom and Verizon Global Funding long-term debt. Domestic Telecom and Verizon Global Funding issued $3,429 million and $1,978 million of long-term debt, respectively.

Our ratio of debt to debt combined with shareowners’ equity was 58.8% at June 30, 2003, compared to 68.0% at June 30, 2002.

As of June 30, 2003, we had $261 million in bank borrowings outstanding. In addition, we had approximately $5.9 billion of unused bank lines of credit and our telephone and financing subsidiaries had shelf registrations for the issuance of up to $2.3 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In December 2002, Moody’s Investors Service downgraded our senior unsecured debt rating from A1 to A2, and changed our credit rating outlook from negative to stable. The short term rating of Prime-1 was maintained. In February 2003, Standard & Poor’s upgraded our credit rating outlook from negative to stable, citing debt reduction efforts over the past year. We have adopted a debt portfolio strategy that continues our overall debt reduction efforts through the remainder of the year.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first and second quarters of 2003 and 2002, we announced quarterly cash dividends of $.385 per share.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2003 totaled $820 million, a $602 million decrease over cash and cash equivalents at December 31, 2002 of $1,422 million. The decrease in cash and cash equivalents in the current six-month period was primarily driven by significant reduction in our outstanding borrowings and capital expenditures and dividends paid, partially offset by favorable results of operations.

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

Exchangeable Notes

In 1998, Verizon Global Funding issued notes exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) and into shares of Cable & Wireless Communications plc (subsequently C&W and NTL Incorporated) as described in Note 7 to the condensed consolidated financial statements. These financial instruments exposed us to market risk, including:

•	Equity price risk, because the notes were exchangeable into shares that are traded on the open market and routinely fluctuate in value.

•	Foreign exchange rate risk, because the notes were exchangeable into shares that are denominated in a foreign currency.

•	Interest rate risk, because the notes carried fixed interest rates.

On April 1, 2003, all of the outstanding $2,455 million principal amount of the 5.75% notes that were exchangeable into shares of TCNZ were redeemed at maturity. On March 15, 2003, Verizon Global Funding, the issuer of the 4.25% notes that were exchangeable into shares of C&W and a combination of shares and warrants in the reorganized NTL entities, redeemed all of the outstanding 4.25% notes. The cash redemption price for the 4.25% notes was $1,048.29 for each $1,000 principal amount of the notes. The principal amount of the 4.25% notes outstanding, before unamortized discount, at the time of redemption, was $2,839 million.

Equity Risk

We also have equity price risk associated with our cost investments, primarily in common stocks and equity price sensitive derivatives that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $403 million at June 30, 2003.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $14 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $7 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Our equity price sensitive derivatives, primarily several long-term call options on our common stock, do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, a change of approximately $7 million in the fair value of our equity price sensitive derivatives would be recognized in our condensed consolidated balance sheets and in current earnings.

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

Other Factors That May Affect Future Results

Recent Developments

Labor Issues

Verizon continues to negotiate a new labor contract with two labor unions covering more than 78,000 employees in northeast and mid-Atlantic states. The previous contract expired on August 2, 2003. Those employees have been working without a new contract since the previous contract expired. Once a proposed settlement is reached, it is subject to ratification by the union members.

Verizon Wireless

In May 2003, Verizon Wireless acquired 50 PCS licenses and related network assets from Northcoast for approximately $762 million in cash. The licenses provide Verizon Wireless with additional growth capacity over large portions of the East Coast and Midwest. The total population served by the licenses is approximately 47 million.

Information Services

On July 24, 2003, Verizon Information Services completed the sale of its directory businesses in Europe, consistent with management’s strategic focus on the Americas. Directory publication operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia were sold to Veronis Suhler Stevenson, a merchant bank and financial investor that specializes in the media and directory industry.

WorldCom/MCI Settlement

An agreement has been reached with WorldCom/MCI, settling claims between the two companies for services provided prior to WorldCom/MCI’s bankruptcy. Under the terms of the agreement, Verizon will receive $60 million in cash and forgiveness of $377 million in pre-petition obligations owed to WorldCom/MCI. The agreement has been approved by the bankruptcy court, and is subject to WorldCom/MCI emerging from bankruptcy.

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

We now have authority from the FCC to offer in-region long distance service in all 14 of the former Bell Atlantic jurisdictions, and the appeals of the orders granting our Pennsylvania and New Jersey applications have been resolved in our favor and withdrawn respectively. The U.S. Court of Appeals has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect.

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC released an order on remand reaffirming these aspects of its plan.

As a result of tariff adjustments which became effective in July 2003, virtually all of our access lines reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. We have been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs we have met the stricter standards to remove special access connections to end-user customers from price caps. Approximately 55% of special access revenues are now removed from price regulation.

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

Other Matters

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedge Activities” in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the impact of the adoption of SFAS No. 149 to have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the impact of the adoption of SFAS No. 150 to have a material effect on our results of operations or financial position.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the duration and extent of the current economic downturn;

•	materially adverse changes in economic or labor conditions, including labor negotiations and any resulting financial and/or operational impact, in the markets served by us or by companies in which we have substantial investments;

•	material changes in available technology;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	our ability to satisfy regulatory merger conditions;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources;

•	our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on September 11, 2001; and

•	changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section under the caption “Market Risk.”

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Shareholders was held on April 23, 2003. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting and withholding authority to vote in the election of Directors (the “Total Vote”) was 2,239,124,482 or 81.45% of the common shares outstanding on February 24, 2003, the record date for said meeting.

(a) The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld

James R. Barker	2,144,620,040	94,504,442
Richard L. Carrion	2,078,170,706	160,953,776
Charles R. Lee	2,129,782,300	109,342,182
Sandra O. Moose	2,142,170,600	96,953,882
Joseph Neubauer	2,153,169,941	85,954,541
Thomas H. O’Brien	2,145,395,385	93,729,097
Russell E. Palmer	2,078,287,816	160,836,666
Hugh B. Price	2,142,111,882	97,012,600
Ivan G. Seidenberg	2,148,627,609	90,496,873
Walter V. Shipley	2,079,461,769	159,662,713
John R. Stafford	2,069,264,076	169,860,406
Robert D. Storey	2,050,986,357	188,138,125

(b)	The appointment of Ernst and Young LLP as independent accountants for 2003 was ratified with 2,124,365,021 votes for, 87,889,787 votes against, and 26,869,674 abstentions.

(c)	A shareholder proposal regarding Cumulative Voting was defeated with 627,142,735 votes for, 1,186,402,644 votes against, 46,206,119 abstentions and 379,372,984 broker non-votes.

(d)	A shareholder proposal regarding Additional Director Nominees was defeated with 179,678,239 votes for, 1,631,116,471 votes against, 48,956,795 abstentions and 379,372,977 broker non-votes.

(e)	A shareholder proposal regarding composition of the Board of Directors was defeated with 410,434,301 votes for, 1,403,969,431 votes against, 45,362,405 abstentions and 379,358,345 broker non-votes.

(f)	A shareholder proposal regarding Executive Severance Agreements passed with 1,080,818,746 votes for, 740,935,448 votes against, 37,997,307 abstentions and 379,372,981 broker non-votes.

(g)	A shareholder proposal regarding a Cap on Total CEO Compensation was defeated with 324,005,899 votes for, 1,497,866,896 votes against, 37,878,704 abstentions and 379,372,983 broker non-votes.

(h)	A shareholder proposal regarding Indexed Senior Executive Stock Option Grants was defeated with 373,235,248 votes for, 1,435,345,507 votes against, 51,170,731 abstentions and 379,372,996 broker non-votes.

(i)	A shareholder proposal regarding prohibition of Senior Executive Stock Option Grants was defeated with 229,536,030 votes for, 1,580,503,433 votes against, 49,712,035 abstentions and 379,372,984 broker non-votes.

(j)	A shareholder proposal regarding prohibition of Management Consulting Services by Independent Auditor was defeated with 357,038,519 votes for, 1,453,616,830 votes against, 49,096,146 abstentions and 379,372,987 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

12	Computation of Ratio of Earnings to Fixed Charges.

18	Ernst & Young LLP preferability letter.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed or furnished during the quarter ended June 30, 2003:

A Current Report on Form 8-K, furnished on April 22, 2003, containing a press release announcing earnings for the first quarter ended March 31, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: August 12, 2003	By	/s/ David H. Benson

David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 6, 2003.