Form 10-Q
period 2003-09-30
VERIZON COMMUNICATIONS INC
filed 2003-11-12
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2003, 2,761,550,374 shares of the registrant’s Common Stock were outstanding, after deducting 4,553,774 shares held in treasury.

Table of Contents

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2003 and 2002	1

Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002	2

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	40

Signature	41

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenues	$17,155	$17,113	$50,474	$50,150

Operating Expenses
Cost of services and sales (exclusive of items shown below)	5,740	5,135	15,906	14,895
Selling, general and administrative expense	4,932	5,204	14,897	15,895
Depreciation and amortization expense	3,419	3,287	10,170	9,895
Sales of businesses, net	(141)	(2,527)	(141)	(2,747)

Total Operating Expenses	13,950	11,099	40,832	37,938

Operating Income	3,205	6,014	9,642	12,212
Equity in earnings (loss) of unconsolidated businesses	358	187	673	(1,675)
Income (loss) from other unconsolidated businesses	80	299	159	(2,742)
Other income and (expense), net	12	5	23	110
Interest expense	(685)	(776)	(2,132)	(2,332)
Minority interest	(410)	(389)	(1,132)	(1,022)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	2,560	5,340	7,233	4,551
Provision for income taxes	769	925	2,266	2,207

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	1,791	4,415	4,967	2,344
Discontinued Operations
Loss from operations of Iusacell	—	(8)	(957)	(50)
Income tax benefit (provision)	—	(2)	22	(9)

Loss on discontinued operations, net of tax	—	(10)	(935)	(59)
Cumulative effect of accounting change, net of tax	—	—	503	(496)

Net Income	$1,791	$4,405	$4,535	$1,789

Basic Earnings (Loss) Per Common Share (1)
Income before discontinued operations and cumulative effect of accounting change	$.65	$1.62	$1.80	$.86
Loss on discontinued operations, net of tax	—	—	(.34)	(.02)
Cumulative effect of accounting change, net of tax	—	—	.18	(.18)

Net Income	$.65	$1.61	$1.65	$.66

Weighted-average shares outstanding (in millions)	2,759	2,732	2,753	2,726

Diluted Earnings (Loss) Per Common Share (1)
Income before discontinued operations and cumulative effect of accounting change	$.64	$1.61	$1.79	$.86
Loss on discontinued operations, net of tax	—	—	(.34)	(.02)
Cumulative effect of accounting change, net of tax	—	—	.18	(.18)

Net Income	$.64	$1.60	$1.63	$.65

Weighted-average shares outstanding (in millions)	2,791	2,749	2,786	2,737

Dividends declared per common share	$.385	$.385	$1.155	$1.155

(1)	Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$746	$1,422
Short-term investments	366	2,042
Accounts receivable, net of allowances of $2,415 and $2,771	10,049	12,496
Inventories	1,280	1,497
Assets of discontinued operations	—	1,305
Prepaid expenses and other	4,124	3,331

Total current assets	16,565	22,093

Plant, property and equipment	179,721	176,838
Less accumulated depreciation	104,623	103,080

	75,098	73,758

Investments in unconsolidated businesses	5,567	4,986
Wireless licenses	40,884	40,038
Goodwill	1,368	1,339
Other intangible assets, net	4,690	4,962
Other assets	20,834	20,292

Total assets	$165,006	$167,468

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$7,499	$9,267
Accounts payable and accrued liabilities	12,664	12,642
Liabilities of discontinued operations	—	1,007
Other	5,705	5,013

Total current liabilities	25,868	27,929

Long-term debt	37,961	44,003
Employee benefit obligations	15,599	15,389
Deferred income taxes	22,374	19,467
Other liabilities	4,100	4,007

Minority interest	23,968	24,057

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	—	—
Common stock ($.10 par value; 2,766,104,148 shares and 2,751,650,484 shares issued)	277	275
Contributed capital	25,159	24,685
Reinvested earnings	11,931	10,536
Accumulated other comprehensive loss	(1,801)	(2,110)

	35,566	33,386
Less common stock in treasury, at cost	115	218
Less deferred compensation — employee stock ownership plans and other	315	552

Total shareowners’ investment	35,136	32,616

Total liabilities and shareowners’ investment	$165,006	$167,468

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30,
	2003	2002

Cash Flows from Operating Activities
Income before discontinued operations and cumulative effect of accounting change	$4,967	$2,344
Adjustments to reconcile income before discontinued operations and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization expense	10,170	9,895
Sales of businesses, net	(141)	(2,747)
Employee retirement benefits	230	(963)
Deferred income taxes	1,418	851
Provision for uncollectible accounts	1,292	2,188
(Income) loss from unconsolidated businesses	(832)	4,417
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(406)	209
Other, net	(417)	(96)

Net cash provided by operating activities	16,281	16,098

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(8,142)	(8,794)
Acquisitions, net of cash acquired, and investments	(1,097)	(1,012)
Proceeds from disposition of businesses	229	4,638
Proceeds from spectrum payment refund	—	1,479
Net change in short-term and other current investments	1,683	1,633
Other, net	409	1,113

Net cash used in investing activities	(6,918)	(943)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	2,831	7,471
Repayments of long-term borrowings and capital lease obligations	(8,870)	(5,867)
Decrease in short-term obligations, excluding current maturities	(1,274)	(9,633)
Dividends paid	(3,175)	(3,147)
Proceeds from sale of common stock	617	653
Other, net	(168)	79

Net cash used in financing activities	(10,039)	(10,444)

Increase (decrease) in cash and cash equivalents	(676)	4,711
Cash and cash equivalents, beginning of period	1,422	932

Cash and cash equivalents, end of period	$746	$5,643

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

The following table presents our 2002 results for comparison to the current periods, assuming we had applied the amortization method during 2002:

(Dollars in Millions, Except Per Share Amounts)	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Before Directory	After Directory	Before Directory	After Directory
	Accounting Change*	Accounting Change	Accounting Change*	Accounting Change

Operating revenues	$17,113	$17,023	$50,150	$50,387
Operating expenses	11,099	11,061	37,938	38,035
Income before discontinued operations and cumulative effect of accounting change	4,415	4,378	2,344	2,434
Per common share — diluted	1.61	1.59	.86	.89
Income before cumulative effect of accounting change	4,405	4,368	2,285	2,375
Per common share — diluted	1.60	1.59	.83	.87
Net income	4,405	4,368	1,789	1,879
Per common share — diluted	1.60	1.59	.65	.69

* Includes reclassification of Iusacell to discontinued operations and other reclassifications.

Stock-Based Compensation

Prior to 2003, we accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and

Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the third quarter and the first nine months of 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested options in each period.

(Dollars in Millions, Except Per Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income, As Reported	$1,791	$4,405	$4,535	$1,789
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	9	—	25	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52)	(117)	(154)	(351)

Pro Forma Net Income	$1,748	$4,288	$4,406	$1,438

Earnings Per Share
Basic — as reported	$.65	$1.61	$1.65	$.66
Basic — pro forma	.63	1.57	1.60	.53

Diluted — as reported	.64	1.60	1.63	.65
Diluted — pro forma	.63	1.56	1.59	.53

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2003 was $37 million and $73 million, respectively. For the three and nine months ended September 30, 2002, after-tax compensation expense for other stock-based compensation included in net income as reported was $(3) million and $6 million, respectively.

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

3. Completion of Merger and Other Strategic Actions

Severance, Pension and Benefit Charges

During the third quarter of 2003, we recorded pretax pension settlement losses of $131 million ($81 million after-tax) related to employees that received lump-sum distributions during the quarter in connection with previously announced employee separations. During the third quarter of 2002, we recorded a pretax charge of $294 million ($185 million after-tax) related to settlement losses incurred in connection with previously announced employee separations.

During the second quarter of 2003, we recorded a special charge of $235 million ($150 million after-tax) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees. As of September 30, 2003, nearly all of the separations under the year-to-date 2003 severance activity have occurred. During the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. Nearly all of the separations under prior year severance activity have occurred. The remaining severance liability relating to previous severance activity is $605 million, which principally includes future payments to employees separated as of September 30, 2003. We expect to complete the severance activities within a year of when the respective charges were recorded. We continually evaluate employee levels, and accordingly, may incur future severance costs.

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

Merger Transition Costs

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

Other Special Items

During the second quarter of 2003, we recorded pretax charges of $258 million ($204 million after-tax) primarily related to a pretax impairment charge of $125 million ($125 million after-tax) pertaining to our leasing operations for airplanes leased to airlines experiencing financial difficulties and for power generating facilities. These second quarter 2003 charges also include pretax charges of $61 million ($38 million after-tax) related to the early retirement of debt and other pretax charges of $72 million ($41 million after-tax). During the third quarter of 2002, we recorded a pretax impairment charge of $249 million ($156 million after-tax) primarily pertaining to Verizon’s leasing operations related to airplanes leased to airlines experiencing financial difficulties.

During the second quarter of 2002, we recorded pretax charges of $398 million ($259 million after-tax) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom of $300 million ($183 million after-tax) and other pretax charges of $98 million ($76 million after-tax). In addition, during the second quarter of 2002 we recorded a pretax charge of $175 million ($114 million after-tax) related to a settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. to combine the two companies’ DSL businesses. The nine-month period ended September 30, 2002 also includes other pretax charges of $18 million ($12 million after-tax).

4. Discontinued Operations and Sales of Businesses, Net

Discontinued Operations

During the second quarter of 2003, we announced our decision to sell our 39.4% consolidated interest in Grupo Iusacell S.A. de C.V. (Iusacell) into the tender offer launched by Movil Access, a Mexican company. Verizon tendered its shares shortly after the tender offer commenced, and the tender offer closed on July 29, 2003. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Iusacell as discontinued operations in the unaudited condensed consolidated statements of income. In connection with the decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax). This loss included $317 million of goodwill. In addition, the assets and liabilities of Iusacell are summarized and disclosed as current assets and current liabilities in the unaudited condensed consolidated balance sheet at December 31, 2002. Additional detail related to the assets and liabilities of Iusacell, which was part of our International segment, follows:

(Dollars in Millions)	September 30, 2003	December 31, 2002

Current assets	$—	$133
Plant, property and equipment, net	—	738
Other non-current assets	—	434

Total assets	$—	$1,305

Current liabilities	$—	$125
Long-term debt	—	788
Other non-current liabilities	—	94

Total liabilities	$—	$1,007

Summarized results of operations for Iusacell are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	September 30,		September 30,
	2003	2002	2003	2002

Loss from operations of Iusacell before income taxes	$—	$(8)	$—	$(50)
Investment loss	—	—	(957)	—
Income tax benefit (provision)	—	(2)	22	(9)

Loss on discontinued operations, net of tax	$—	$(10)	$(935)	$(59)

Included in loss from operations of Iusacell before income taxes in the preceding table are operating revenues of $181 million for the nine months ended September 30, 2003. Operating revenues from operations of Iusacell were $137 million and $421 million for the three and nine months ended September 30, 2002, respectively.

Sales of Businesses, Net

During the third quarter of 2003, we recorded a net pretax gain of $141 million primarily related to the sale of our directory publication operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

During the third quarter of 2002, we completed the sales of all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. and 600,000 of our switched access lines in Kentucky to ALLTEL Corporation for $4,059 million in cash proceeds ($191 million of which was received in 2001). We recorded a pretax gain of $2,527 million ($1,550 million after-tax) related to these sales.

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

The following table shows certain summarized information related to our investments in marketable securities:

		Gross	Gross
		Unrealized	Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value

At September 30, 2003
Investments in Unconsolidated Businesses	$160	$—	$(16)	$144
Other Assets	213	36	—	249

	$373	$36	$(16)	$393

At December 31, 2002
Investments in Unconsolidated Businesses	$115	$5	$(20)	$100
Other Assets	196	46	—	242

	$311	$51	$(20)	$342

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

Investment Ownership Changes

During the third quarter of 2002, we sold nearly all of our investment in Telecom Corporation of New Zealand Limited (TCNZ) for net cash proceeds of $769 million, which resulted in a pretax gain of $383 million ($229 million after-tax).

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

Investment-Related Charges

We continually evaluate our investments in unconsolidated businesses and other long-lived assets for impairment. As of September 30, 2003, no impairments were determined to exist.

During the third quarter of 2002, we recorded a pretax loss of $101 million ($74 million after-tax) to market value primarily related to our investment in Cable & Wireless plc (C&W), as a result of our decision to pursue selling this investment in the near future, which was sold in early November 2002.

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax), including a loss of $2,443 million ($2,443 million after-tax) related to our interest in Genuity Inc. (Genuity), a loss of $580 million ($430 million after-tax) to the market value of our investment in TELUS Corporation, a loss of $303 million ($201 million after-tax) to the market value of our investment in C&W and a loss of $232 million ($231 million after-tax) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

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

In addition, during the first quarter of 2002 we recorded a pretax loss of $516 million ($436 million after-tax) to market value due primarily to the other than temporary decline in the market value of our investment in Metromedia Fiber Network, Inc. (MFN). We wrote off our remaining investment and other financial statement exposure related to MFN in the first quarter of 2002 primarily as a result of its deteriorating financial condition and related defaults.

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

As a result of capital gains and other income on access line sales and investment sales in 2002, as well as assessments and transactions related to several of the impaired investments during the third quarter of 2002, we recorded tax benefits in the third quarter of 2002 pertaining to investment impairments of $983 million. The investment impairments primarily related to debt and equity investments in MFN and debt investments in Genuity.

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

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Domestic	Domestic		Information	Corporate &
(Dollars in Millions)	Telecom	Wireless	International	Services	Other	Total

Balance as of December 31, 2002	$314	$—	$446	$579	$—	$1,339
Goodwill reclassifications and other	—	—	(1)	30	—	29

Balance as of September 30, 2003	$314	$—	$445	$609	$—	$1,368

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

(Dollars in Millions)	As of September 30, 2003		As of December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$3,441	$2,245	$3,440	$1,846
Non-network software (3 to 7 years)	5,455	2,024	4,700	1,399
Other (2 to 30 years)	85	22	81	14

Total	$8,981	$4,291	$8,221	$3,259

Unamortized intangible assets:
Wireless licenses	$40,884		$40,038

Intangible asset amortization expense was $355 million and $1,047 million for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, intangible asset amortization expense was $286 million and $856 million, respectively. It is estimated to be $326 million for the remainder of 2003, $1,359 million in 2004, $1,206 million in 2005, $681 million in 2006 and $392 million in 2007, primarily related to customer lists and non-network software.

7. Debt

Exchangeable Notes

Previously, Verizon Global Funding Corp. (Verizon Global Funding) issued two series of notes: $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 that were exchangeable into shares of TCNZ (the 5.75% Notes) and $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 that, in connection with a restructuring of Cable & Wireless Communications plc in 2000 and the bankruptcy of NTL Incorporated (NTL) in 2002, were exchangeable into shares of Cable & Wireless plc and a combination of shares and warrants in the reorganized NTL entities (the 4.25% Notes).

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

Support Agreements

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $15,265 million at September 30, 2003. The carrying value of the available assets reflected in our condensed consolidated financial statements was approximately $56.6 billion at September 30, 2003.

Debt Issuances

In June 2003, Verizon Maryland Inc. issued $350 million of 5.125% Series B debentures due 2033 at a discount, resulting in proceeds, net of discount, of $343 million. Also in June 2003, Verizon Global Funding issued $500 million of 4.375% notes due 2013 at a discount, resulting in proceeds, net of discount, of $493 million.

In March 2003, Verizon Virginia Inc. issued $1 billion of 4.625% Series A debentures due 2013 at a discount, resulting in proceeds, net of discount, of $998 million.

In January 2003, Verizon Global Funding issued $1 billion of 4% notes due 2008 at a discount, resulting in proceeds, net of discount, of $993 million.

8. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	September 30,		September 30,
	2003	2002	2003	2002

Net Income	$1,791	$4,405	$4,535	$1,789

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(38)	(13)	342	174
Unrealized (losses) on marketable securities	(17)	(394)	(7)	(295)
Unrealized derivative gains (losses) on cash flow hedges	11	(5)	(16)	12
Minimum pension liability adjustment	—	—	(10)	(40)

	(44)	(412)	309	(149)

Total Comprehensive Income	$1,747	$3,993	$4,844	$1,640

The net unrealized losses on marketable securities in 2002 primarily relate to the reclassification of the after-tax realized gain on the sale of nearly all of our interest in TCNZ, partially offset by the reclassification of after-tax realized losses recorded due to the other than temporary declines in the market value of C&W and MFN.

The components of accumulated other comprehensive loss are as follows:

(Dollars in Millions)	At September 30, 2003	At December 31, 2002

Foreign currency translation adjustments	$(886)	$(1,228)
Unrealized gains on marketable securities	16	23
Unrealized derivative losses on cash flow hedges	(49)	(33)
Minimum pension liability adjustment	(882)	(872)

Accumulated other comprehensive loss	$(1,801)	$(2,110)

9. Earnings Per Share

The following table is a reconciliation of the amounts used in computing earnings per share.

(Dollars and Shares in Millions, Except Per Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,791	$4,415	$4,967	$2,344
Loss on discontinued operations, net of tax	—	(10)	(935)	(59)
Cumulative effect of accounting change, net of tax	—	—	503	(496)

Net income	$1,791	$4,405	$4,535	$1,789

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,791	$4,415	$4,967	$2,344
After-tax minority interest expense related to exchangeable equity interest	6	3	15	3

Income before discontinued operations and cumulative effect of accounting change — after assumed conversion of dilutive securities	1,797	4,418	4,982	2,347
Loss on discontinued operations, net of tax	—	(10)	(935)	(59)
Cumulative effect of accounting change, net of tax	—	—	503	(496)

Net income after assumed conversion of dilutive securities	$1,797	$4,408	$4,550	$1,792

Basic Earnings Per Common Share (1)
Weighted-average shares outstanding — basic	2,759	2,732	2,753	2,726

Income before discontinued operations and cumulative effect of accounting change	$.65	$1.62	$1.80	$.86
Loss on discontinued operations, net of tax	—	—	(.34)	(.02)
Cumulative effect of accounting change, net of tax	—	—	.18	(.18)

Net income	$.65	$1.61	$1.65	$.66

Diluted Earnings Per Common Share (1)
Weighted-average shares outstanding — basic	2,759	2,732	2,753	2,726
Effect of dilutive securities:
Stock options	4	3	5	6
Exchangeable equity interest	28	14	28	5

Weighted-average shares outstanding — diluted	2,791	2,749	2,786	2,737

Income before discontinued operations and cumulative effect of accounting change	$.64	$1.61	$1.79	$.86
Loss on discontinued operations, net of tax	—	—	(.34)	(.02)
Cumulative effect of accounting change, net of tax	—	—	.18	(.18)

Net income	$.64	$1.60	$1.63	$.65

(1)	Total per share amounts may not add due to rounding.

Stock options for 249 million shares for the three months ended September 30, 2003 and 246 million shares for the nine months ended September 30, 2003 were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock. For the three and nine months ended September 30, 2002, the number of shares not included in the computation of diluted earnings per share was 254 million and 225 million, respectively.

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

Reportable Segments

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

External Operating Revenues
Domestic Telecom	$9,651	$10,157	$29,109	$30,349
Domestic Wireless	5,929	5,015	16,466	14,214
Information Services	1,031	1,174	3,101	2,913
International	439	536	1,453	1,656

Total segments	17,050	16,882	50,129	49,132
Reconciling items	105	231	345	1,018

Total consolidated — reported	$17,155	$17,113	$50,474	$50,150

Intersegment Revenues
Domestic Telecom	$200	$111	$588	$424
Domestic Wireless	13	14	39	36
Information Services	—	—	—	—
International	7	2	19	14

Total segments	220	127	646	474
Reconciling items	(220)	(127)	(646)	(474)

Total consolidated — reported	$—	$—	$—	$—

Total Operating Revenues
Domestic Telecom	$9,851	$10,268	$29,697	$30,773
Domestic Wireless	5,942	5,029	16,505	14,250
Information Services	1,031	1,174	3,101	2,913
International	446	538	1,472	1,670

Total segments	17,270	17,009	50,775	49,606
Reconciling items	(115)	104	(301)	544

Total consolidated — reported	$17,155	$17,113	$50,474	$50,150

Operating Income
Domestic Telecom	$1,607	$2,127	$5,633	$6,793
Domestic Wireless	1,124	970	2,979	2,651
Information Services	598	572	1,605	1,369
International	—	201	225	487

Total segments	3,329	3,870	10,442	11,300
Reconciling items	(124)	2,144	(800)	912

Total consolidated — reported	$3,205	$6,014	$9,642	$12,212

Segment Income
Domestic Telecom	$703	$1,031	$2,625	$3,312
Domestic Wireless	301	268	776	705
Information Services	360	347	959	820
International	471	325	1,051	858

Total segment income	1,835	1,971	5,411	5,695
Reconciling items	(44)	2,434	(876)	(3,906)

Total consolidated net income — reported	$1,791	$4,405	$4,535	$1,789

(Dollars in Millions)	September 30, 2003	December 31, 2002

Assets
Domestic Telecom	$81,735	$82,257
Domestic Wireless	64,790	63,470
Information Services	2,565	4,319
International	10,572	11,955

Total segments	159,662	162,001
Reconciling items	5,344	5,467

Total consolidated	$165,006	$167,468

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	September 30,		September 30,
	2003	2002	2003	2002

Total Operating Revenues
Domestic Telecom access line sales	$—	$136	$—	$623
Corporate, eliminations and other	(115)	(32)	(301)	(79)

	$(115)	$104	$(301)	$544

Operating Income
Domestic Telecom access line sales	$—	$55	$—	$382
Sales of businesses, net (see Note 4)	—	2,527	—	2,747
Transition costs (see Note 3)	—	(94)	—	(292)
Severance, pension and benefit charges (see Note 3)	(131)	(294)	(828)	(986)
Investment-related charges (see Note 5)	—	—	—	(458)
NorthPoint settlement (see Note 3)	—	—	—	(175)
WorldCom exposure, lease impairment and other special items (see Note 3)	—	(224)	(197)	(618)
Corporate, eliminations and other	7	174	225	312

	$(124)	$2,144	$(800)	$912

Net Income
Sales of businesses, net (see Note 4 and Note 5)	$—	$1,779	$—	$1,895
Transition costs (see Note 3)	—	(50)	—	(159)
Severance, pension and benefit charges (see Note 3)	(81)	(185)	(517)	(660)
Cumulative effect of accounting change (see Note 2 and Note 6)	—	—	503	(496)
Investment-related charges (see Note 5)	—	(74)	—	(5,405)
NorthPoint settlement (see Note 3)	—	—	—	(114)
WorldCom exposure, lease impairment and other special items (see Note 3)	—	(156)	(204)	(427)
Iusacell charge (see Note 4)	—	—	(931)	—
Tax benefits (see Note 5)	—	983	—	983
Income (loss) on discontinued operations — Iusacell (see Note 4)	—	(9)	(3)	(58)
Corporate, eliminations and other	37	146	276	535

	$(44)	$2,434	$(876)	$(3,906)

Financial information for Domestic Telecom for the three and nine months ended September 30, 2002 excludes the effects of access lines sold in the third quarter of 2002. In addition, the transfer of Global Solutions Inc. from International to Domestic Telecom effective January 1, 2003 is reflected in this financial information as if it had occurred for all periods presented. Financial information for International excludes the effects of Iusacell (see Note 4).

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

11. Accounting for the Impact of the September 11, 2001 Terrorist Attacks

Verizon recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of $20 million in the third quarter of 2003 and $245 million year-to-date, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of the amounts recorded, approximately $11 million and $122 million relate to operating expenses (primarily cost of services and sales) in the third quarter and year-to-date periods, respectively. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

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

In addition, under the terms of an investment agreement, Vodafone Group plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times between 2003 and 2007 at its then fair market value. We have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion during a 61-day period opening on June 10 and closing on August 9 in 2003 or 2004, and the remainder, which may not exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2005 through 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt. Vodafone did not exercise its put rights during the 61-day period that ended on August 9, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 139.4 million access line equivalents and 36 million wireless customers. Verizon is the third largest long distance carrier for U.S. consumers, with 15.9 million long distance lines, and the company is also the largest directory publisher in the world, as measured by directory titles and circulation. With approximately $67 billion in annual revenues and 221,000 employees, Verizon’s international presence extends primarily to the Americas, as well as investments in Europe.

We have four reportable segments, which we operate and manage as strategic business units: Domestic Telecom, Domestic Wireless, Information Services and International. Domestic Telecom includes local, long distance and other telecommunication services. Domestic Wireless products and services include wireless voice and data services, paging services and equipment sales. Information Services consists of our domestic and international publishing businesses, including print SuperPages® and online SuperPages.com™ directories, and electronic commerce services. International operations include wireline and wireless communications operations and investments primarily in the Americas and Europe.

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

Consolidated Revenues

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Domestic Telecom	$9,851	$10,268	(4.1)%	$29,697	$30,773	(3.5)%
Domestic Wireless	5,942	5,029	18.2	16,505	14,250	15.8
Information Services	1,031	1,174	(12.2)	3,101	2,913	6.5
International	446	538	(17.1)	1,472	1,670	(11.9)
Corporate & Other	(115)	(32)	nm	(301)	(79)	nm
Revenues of access lines sold	—	136	(100.0)	—	623	(100.0)

	$17,155	$17,113	.2	$50,474	$50,150	.6

nm — Not meaningful

Increases in consolidated revenues of $42 million in the quarter ended September 30, 2003 and $324 million for the nine months ended September 30, 2003, compared to the prior year periods, are driven by higher revenues at Domestic Wireless and higher year-to-date revenues at Information Services, partially offset by lower Domestic Telecom revenues and the impact of Domestic Telecom access lines sold in 2002.

Domestic Telecom’s revenues for the three- and nine-month periods ended September 30, 2003 were lower by $417 million and $1,076 million, respectively, compared to the similar periods in 2002. Local service revenues declined by $312 million in the third quarter of 2003 and $736 million year-to-date mainly due to lower demand and usage of our basic local exchange and accompanying services mainly driven by the effects of regulatory pricing rules for unbundled network elements (UNEs) and technology substitution. Network access revenues declined by $225 million in the third quarter of 2003 and by $398 million year-to-date principally as a result of decreasing switched minutes of use (MOUs) and access lines, as well as price reductions associated with federal and state price cap filings and other regulatory decisions, partially offset by increased demand for digital subscriber line (DSL) services.

Revenues from other Domestic Telecom services during the year-to-date 2003 period declined by $331 million due to lower sales of supplies to some major customers as a result of the termination of contracts and lower volumes at some of our non-regulated businesses. Partially offsetting these declines, long distance service revenues increased $147 million in the third quarter of 2003 and $389 million year-to-date, primarily as a result of subscriber growth from our interLATA long distance services.

Domestic Wireless revenues grew by $913 million in the third quarter of 2003 and $2,255 million for the nine months ended September 30, 2003 compared to the similar periods in 2002. Wireless service revenues for the three- and nine-month periods ended September 30, 2003 were higher by $686 million and $1,936 million, respectively, compared to the similar periods in 2002. This increase was primarily due to a 14.3% increase in subscribers as well as an increase in average service revenue per subscriber. Average wireless service revenue per subscriber increased by .9% to $50.03 for the third quarter of 2003 and by 1.7% to $48.85 for the nine months ended September 30, 2003 compared to similar periods in 2002, primarily due to higher access price plan offerings.

As announced July 1, 2003, Information Services changed its method of recognizing revenue and expenses from the publication-date method to the amortization method effective January 1, 2003. Under the amortization method, revenue and direct expenses are recognized over the life of the directory, which is usually 12 months. Information Services revenues decreased $143 million in the third quarter and increased $188 million in the first nine months of 2003 compared to the similar periods in 2002 primarily as a result of the accounting change from publication-date to amortization method.

The operating revenue of the non-strategic access lines sold in the third quarter of 2002 was $136 million and $623 million for the three and nine months ended September 30, 2002, respectively. These revenues are included in consolidated results, but are excluded from Domestic Telecom’s 2002 segment results.

Consolidated Operating Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$5,740	$5,135	11.8%	$15,906	$14,895	6.8%
Selling, general and administrative expense	4,932	5,204	(5.2)	14,897	15,895	(6.3)
Depreciation and amortization expense	3,419	3,287	4.0	10,170	9,895	2.8
Sales of businesses, net	(141)	(2,527)	(94.4)	(141)	(2,747)	(94.9)

	$13,950	$11,099	25.7	$40,832	$37,938	7.6

Cost of Services and Sales

Cost of services and sales increased for the three- and nine-month periods ended September 30, 2003 by $605 million and $1,011 million, respectively, compared to the similar periods in 2002. These increases are principally driven by lower net pension and other postretirement benefit income. The overall impact of assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses, by approximately $422 million in the third quarter of 2003 and $975 million in the nine-month period ended September 30, 2003 (primarily in cost of services and sales), compared to the similar periods of 2002. In addition, cost of services and sales increased in both periods as a result of additional overtime pay due to higher weather-related repair volumes and contingency costs to maintain operational readiness during recent labor negotiations at Domestic Telecom. Domestic Wireless reported higher variable costs in connection with increased wireless MOUs and increases in handsets sold due to growth in gross wireless activations and an increase in wireless handset equipment upgrades.

Cost increases in both periods of 2003 were partially offset by lower access and transport costs and the effect of workforce reductions and disciplined expense controls. In addition, we recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of $245 million year-to-date ($20 million in the third quarter), primarily offsetting fixed asset losses and expenses incurred in the current and prior years, of which approximately $122 million relates to operating expenses (primarily cost of services and sales). In addition, Domestic Wireless reported cost favorability from lower roaming rates.

Selling, General and Administrative Expense

Selling, general and administrative expense declined for the three- and nine-month periods ended September 30, 2003 by $272 million and $998 million, respectively, compared to the similar periods in 2002. These cost reductions were primarily driven by lower special charges in the three- and nine-month periods ended September 30, 2003 by $482 million and $1,526 million, respectively, compared to the similar periods in 2002. The prior year periods include higher impairment charges and pension settlement expenses as well as merger transition costs. In addition, costs were positively impacted in both the third quarter and year-to-date periods of 2003 as a result of lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements and lower gross receipts and property taxes. These cost reductions were partially offset by higher salary and wage expenses, including higher employee and agent sales commissions related to an increase in gross wireless subscriber additions and renewals and higher net pension and other employee benefit costs in 2003.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the three- and nine-month periods ended September 30, 2003 by $132 million and $275 million, respectively, compared to the similar periods in 2002, primarily due to increased depreciation expense related to the increase in depreciable assets and higher software amortization costs. The increases were partially offset by lower rates of depreciation on telephone plant at Domestic Telecom, as well as the favorable impact on depreciation expense of adopting Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Sales of Businesses, Net

On July 24, 2003, Information Services completed the sale of its directory businesses in Europe, which consisted of publishing operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia. During the third quarter of 2003, we recorded a net pretax gain on sale of $141 million.

During the third quarter of 2002, we completed the sales of all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) and 600,000 of our switched access lines in Kentucky to ALLTEL Corporation (ALLTEL) for $4,059 million in cash proceeds ($191 million of which was received in 2001). We recorded a pretax gain of $2,527 million related to these sales.

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

Other Consolidated Results

Equity in Earnings (Loss) of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased by $171 million in the third quarter of 2003 and by $2,348 million in the nine-month period ended September 30, 2003, compared to the similar periods in 2002. The increase for the third quarter of 2003 was primarily driven by additional Italian tax benefits recorded at Vodafone Omnitel N.V. (Omnitel) related to a reorganization. During the second quarter of 2002, we recorded pretax losses of $610 million related to determinations that market value declines in several investments were considered other than temporary. In addition during the first quarter of 2002, we recorded losses of $1,400 million due to the other than temporary decline in the market value of our investment in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV).

Income (Loss) From Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $219 million in the third quarter of 2003 and increased by $2,901 million in the nine-month period ended September 30, 2003, compared to the similar periods in 2002. The third quarter of 2003 includes gains on sales of interests in unconsolidated investments, including Taiwan Cellular Corporation. During the third quarter of 2002, we recorded a pretax gain of $383 million related to the sale of our investment in Telecom Corporation of New Zealand Limited (TCNZ), partially offset by a pretax loss of $101 million to market value of our investment in Cable & Wireless plc (C&W). In the second quarter of 2002, we recorded pretax losses of $2,948 million related to determinations that market value declines in several investments were considered other than temporary. In addition, during the first quarter of 2002 we recorded losses of $289 million due to the other than temporary decline in the market value of our investments in Metromedia Fiber Network, Inc. (MFN).

Other Income and (Expense), Net

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Interest income	$11	$44	(75.0)%	$78	$151	(48.3)%
Foreign exchange gains (losses), net	4	(3)	nm	(5)	(5)	—
Other, net	(3)	(36)	(91.7)	(50)	(36)	38.9

	$12	$5	140.0	$23	$110	(79.1)

nm — Not meaningful

The increase in other income and expense, net for the three months ended September 30, 2003, compared to the similar period in 2002, was primarily due to charges recorded in 2002 in connection with the mark-to-market of some of our financial instruments included in other, net, partially offset by lower interest income in 2003. The decrease in other income and expense, net for the nine months ended September 30, 2003, compared to the similar period in 2002, was primarily driven by lower interest income and higher charges in connection with the early retirement of debt in 2003 included in other, net.

Interest Expense

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Interest expense	$685	$776	(11.7)%	$2,132	$2,332	(8.6)%
Capitalized interest costs	29	47	(38.3)	97	148	(34.5)

Total interest costs on debt balances	$714	$823	(13.2)	$2,229	$2,480	(10.1)

Average debt outstanding	$47,148	$57,579	(18.1)	$50,233	$60,607	(17.1)
Effective interest rate	6.1%	5.7%		5.9%	5.5%

The decrease in interest costs for the three and nine months ended September 30, 2003, compared to the similar periods in 2002, was principally attributable to lower average debt levels, partially offset by higher average interest rates.

Minority Interest

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Minority interest	$410	$389	5.4%	$1,132	$1,022	10.8%

The increase in minority interest expense for the three and nine months ended September 30, 2003, compared to the similar periods in 2002, is primarily due to higher earnings at Verizon Wireless, which has a significant minority interest attributable to Vodafone Group plc (Vodafone).

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Provision for income taxes	$769	$925	(16.9)%	$2,266	$2,207	2.7%
Effective income tax rate	30.0%	17.3%		31.3%	48.5%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the related provision for income taxes. Our effective income tax rate for the three months ended September 30, 2002 was favorably impacted by tax benefits relating to the other than temporary decline in fair value of several of our investments during 2002 that were not available at the time the investments were written down, as the decline in fair value was not recognizable at the time of the impairment (see “Special Items — Investment-Related Charges”). The effective rate for the third quarter of 2002 was also favorably impacted by a tax law change relating to ESOP dividend deductions and capital loss utilization. The effective income tax rate in the third quarter of 2003 was favorably impacted by higher equity income from Omnitel and the 2003 quarter was impacted by lower state tax rates.

Our effective income tax rate for the nine months ended September 30, 2002 was favorably impacted by the third quarter of 2002 items; however, higher charges associated with the other than temporary decline in fair value of several of our investments without related tax benefits recorded during the first half of 2002 resulted in a higher effective tax rate in the 2002 period.

Discontinued Operations

Discontinued operations represent the results of operations of Grupo Iusacell S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. In connection with our decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell, we recorded a pretax loss of $957 million ($931 million after-tax) in the second quarter of 2003. Losses reported by Iusacell in the third quarter and nine-month period ended September 30, 2002 are primarily driven by the unfavorable impact of fluctuation in the Mexican peso on U.S. dollar denominated debt issued by Iusacell.

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

Operating Revenues

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Local services	$4,826	$5,138	(6.1)%	$14,629	$15,365	(4.8)%
Network access services	3,093	3,318	(6.8)	9,646	10,044	(4.0)
Long distance services	1,000	853	17.2	2,782	2,393	16.3
Other services	932	959	(2.8)	2,640	2,971	(11.1)

	$9,851	$10,268	(4.1)	$29,697	$30,773	(3.5)

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenue but also includes local wholesale revenues from UNEs, interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

The decline in local service revenues of $312 million, or 6.1% in the third quarter of 2003 and $736 million, or 4.8% year-to-date was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of 3.9% from a year ago, including a decline in business access lines of 4.6% and a decline in residence access lines of 3.5%. This revenue decline was mainly driven by the effects of regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale, resulting in price reductions and more competition for local exchange services. We added 1.9 million UNE platform lines from a year ago, including 479,000 lines in the third quarter, bringing total UNE platform provisioned lines to 4.6 million, compared to 2.7 million UNE platform lines a year ago.

We continue to seek opportunities to retain and win-back customers. The launch of our Freedom plans in 2003 offers local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Currently, we have introduced our Freedom service plans in 12 key markets, which cover more than 80% of consumer access lines, since the end of January 2003. For small businesses, we have also rolled out Verizon Freedom for Business in six markets, covering more than 60% of business access lines, since May 2003.

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services. Further, network access revenues include our DSL services.

Our network access revenues declined by $225 million, or 6.8% in the third quarter of 2003 and by $398 million, or 4.0% year-to-date principally as a result of decreasing switched MOUs and access lines, as well as price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs declined year-to-date by 7.5% from September 30, 2002, reflecting the impact of access line loss and wireless substitution. Total revenues for high-capacity and data services were $1.8 billion in the third quarter of 2003 and $5.4 billion for the nine-month period ended September 30, 2003, down slightly in both periods from a year ago. Increased demand for high-speed services was offset by reduced demand for lower-speed services. Voice-grade equivalents (switched access lines and data circuits) grew to 139.4 million at September 30, 2003, up 3.3%, compared to a year ago. Further, our special access revenues in both periods were negatively impacted by a reduction in rates for modem aggregation services provided to MCI under Verizon’s CyberPOP tariff. Under the CyberPOP agreement, we provided access circuits for MCI’s managed modem business. This rate reduction was necessary in order to avoid rejection and termination of the CyberPOP agreement by MCI in its bankruptcy case and the total loss of revenues that would have resulted.

These decreases were partially offset in both periods by increased demand for our DSL services. Currently, approximately 74% of our total access lines qualify for DSL service. In the third quarter and first nine months of 2003, we added 185,000 and 446,000, respectively, of new DSL lines, for a total of 2.1 million lines at September 30, 2003.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $147 million, or 17.2% in the third quarter of 2003 and $389 million, or 16.3% year-to-date, primarily as a result of subscriber growth from our interLATA long distance services. In the first quarter of 2003, we received final Federal Communications Commission (FCC) approval to offer long distance services in our remaining three jurisdictions. We began offering long distance services in Maryland and Washington, D.C. in April 2003 and in West Virginia in May 2003. We now offer long distance services throughout the United States, capping a seven-year effort. Our authority in Alaska is limited to interstate and international services. We added 1.3 million long distance lines in the third quarter 2003 and 4.2 million long distance lines since the third quarter of 2002, for a total of 15.9 million long distance lines nationwide, representing a 35.4% increase in long distance lines from a year ago.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment (CPE) and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses.

During the third quarter and year-to-date of 2003, revenues from other services declined by $27 million, or 2.8% and by $331 million, or 11.1%, respectively. These revenue declines were substantially due to lower sales of supplies to some major customers as a result of the termination of contracts and lower volumes at some of our non-regulated businesses due to declines in customer demand. Customers substituting wireless communications for pay telephone services and customers taking-back billing and collections services were also factors that contributed to the reduction in other services revenues in 2003. These decreases were partially offset in the third quarter of 2003 by increased sales of voice and data CPE services.

Operating Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$3,879	$3,499	10.9%	$10,815	$10,191	6.1%
Selling, general and administrative expense	2,069	2,323	(10.9)	6,322	6,699	(5.6)
Depreciation and amortization expense	2,296	2,319	(1.0)	6,927	7,090	(2.3)

	$8,244	$8,141	1.3	$24,064	$23,980	.4

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

Our cost of services and sales increased in both periods of 2003, principally driven by lower net pension and other postretirement benefit income. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug cost trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses, by $357 million in the third quarter of 2003 and $821 million in the first nine months of 2003 (primarily in cost of services and sales), compared to the similar periods of 2002. In addition, costs of removal in excess of salvage for outside plant assets, resulting from the adoption of SFAS No. 143 effective January 1, 2003, were approximately $42 million in the third quarter and $120 million for year-to-date 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. Higher costs associated with our growth businesses such as long distance and data services, as well as the impact of annual wage increases, additional overtime pay due to higher weather-related repair volumes and contingency costs to maintain operational readiness during recent labor negotiations further contributed to cost increases in 2003.

Cost increases in both periods of 2003 were partially offset by lower access and transport costs, including a favorable adjustment of approximately $80 million recorded in the first quarter of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 FCC order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The effects of workforce reductions and disciplined expense controls also offset services and sales cost increases in both periods of 2003. At September 30, 2003, our Domestic Telecom workforce was approximately 155,000, compared to 168,100 at September 30, 2002, a 7.8% reduction from a year ago.

We recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of $20 million in the third quarter of 2003 and $245 million year-to-date, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of the amounts recorded, approximately $11 million and $122 million relates to operating expenses (primarily cost of services and sales) in the third quarter and year-to-date periods, respectively. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

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

Our selling, general and administrative expense was positively impacted in both the third quarter and year-to-date periods of 2003 as a result of lower bad debt expense principally due to a reduction in uncollectible accounts receivable (primarily CLECs), improved collections and additional customer deposit requirements. In addition, gross receipts and property taxes were lower in both periods of 2003, as compared to a year ago. These cost reductions were partially offset in both periods by higher net pension and other employee benefit costs in 2003.

Depreciation and Amortization Expense

The decline in depreciation and amortization expense in both the third quarter and year-to-date periods of 2003 was principally attributable to lower rates of depreciation on telephone plant, as well as the favorable impact on depreciation expense of adopting SFAS No. 143, effective January 1, 2003. These expense reductions were partially offset in both periods by higher software amortization costs.

Segment Income

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$703	$1,031	(31.8)%	$2,625	$3,312	(20.7)%

Segment income decreased by $328 million, or 31.8% in the third quarter of 2003 and $687 million, or 20.7% year-to-date compared to the similar periods in 2002, primarily as a result of the after-tax impact of operating revenues and operating expenses described above. Special and non-recurring items not included in Domestic Telecom’s segment income totaled $79 million and $(1,448) million for the three months ended September 30, 2003 and 2002, respectively. Special and non-recurring items included in the third quarter of 2003 primarily related to pension settlements for employees that received lump-sum distributions during the quarter under voluntary separation plans. Special items in the similar period of 2002 were primarily related to the gain on the sale of the non-strategic access lines, partially offset by severance and other benefit charges. Special items totaling $(1,491) million and $(563) million for the nine months ended September 30, 2003 and 2002, respectively, were primarily impacted by third quarter special items described above, as well as the adoption of SFAS No. 143 in 2003 and SFAS No. 142 in 2002. Additional charges in the nine-month period of 2002 related to our financial statement exposure to WorldCom Inc. and the settlement of a litigation matter. Also, 2002 special items include the results of operations of the access lines sold in the third quarter of 2002.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, paging services and equipment sales. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Wireless sales and services	$5,942	$5,029	18.2%	$16,505	$14,250	15.8%

Revenues earned from our consolidated wireless segment grew by $913 million, or 18.2% in the third quarter of 2003 and $2,255 million, or 15.8% for the nine months ended September 30, 2003 compared to the similar periods in 2002. Service revenue of $5,299 million for the third quarter of 2003 was $686 million, or 14.9% higher than the similar period in 2002, and service revenue of $14,970 million for the nine months ended September 30, 2003 was $1,936 million, or 14.9% higher than the similar period in 2002. These increases in service revenues were primarily due to a 14.3% increase in subscribers as well as an increase in average service revenue per subscriber.

We ended the third quarter of 2003 with more than 36 million subscribers, compared to 31.5 million subscribers at the end of the third quarter of 2002, an increase of 14.3%. Approximately 33.5 million, or 93% of these customers, subscribe to digital service, compared to 85% in the third quarter of 2002. Approximately 1.4 million net customers were added during the third quarter of 2003. Retail net additions accounted for approximately 1.3 million, or 90% of the total net adds. The overall composition of our customer base as of September 30, 2003 was 91% retail postpaid, 5% retail prepaid and 4% resellers. In addition, our average monthly churn rate, the rate at which customers disconnect service, decreased to 1.85% in the third quarter 2003 and decreased to 1.88% for the nine months ended September 30, 2003, compared to 2.33% in the third quarter of 2002 and 2.41% for the nine months ended September 30, 2002. Postpaid churn decreased to 1.42% in the third quarter 2003 and decreased to 1.47% for the nine months ended September 30, 2003, compared to 2.1% in the third quarter of 2002 and the nine months ended September 30, 2002. We added approximately 3.5 million net customers during the nine months ended September 30, 2003 compared to 2.1 million during the similar period in 2002.

Average service revenue per subscriber increased by .9% to $50.03 for the third quarter of 2003 and by 1.7% to $48.85 for the nine months ended September 30, 2003 compared to the similar periods in 2002, primarily due to a larger number of subscribers choosing higher access price plan offerings. Average MOUs per subscriber increased to 481, or 31.1% during the third quarter of 2003 and to 445, or 32.8% for the nine months ended September 30, 2003 compared to the similar periods in 2002. This increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Operating Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$1,715	$1,392	23.2%	$4,721	$3,966	19.0%
Selling, general and administrative expense	2,103	1,839	14.4	5,942	5,239	13.4
Depreciation and amortization expense	1,000	828	20.8	2,863	2,394	19.6

	$4,818	$4,059	18.7	$13,526	$11,599	16.6

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $323 million, or 23.2% for the third quarter of 2003 and $755 million, or 19.0% for the nine months ended September 30, 2003 compared to the similar periods in 2002. Cost of services increased primarily due to an increase in direct telecom charges which were caused by increased minutes of use on the network for the third quarter of 2003 compared to the similar period in 2002, offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 31.9% in the third quarter of 2003 and 26.3% for the nine months ended September 30, 2003 compared to similar periods in 2002. The increase was primarily due to an increase in handsets sold, caused by growth in gross activations and an increase in equipment upgrades for the third quarter and the nine months ended September 30, 2003 compared to the similar periods in 2002.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $264 million, or 14.4% in the third quarter of 2003 and $703 million, or 13.4% for the nine months ended September 30, 2003 compared to the similar periods in 2002. This increase was primarily due to an increase in salary and wage expense of $131 million for the third quarter of 2003 and $260 million for the nine months ended September 30, 2003 compared to the similar periods in 2002, caused by an increase in the employee base, primarily in the customer care and sales channels, as well as an increase in employee benefits expense. Also contributing to the increase was higher sales commissions in our direct and indirect channels of $46 million for the third quarter 2003 and $170 million for the nine months ended September 30, 2003 compared to the similar periods in 2002, primarily related to an increase in gross subscriber additions and renewals in those periods. Costs associated with regulatory fees, primarily the universal service fund, increased by $62 million in the third quarter of 2003 and $113 million for the nine months ended September 30, 2003, compared to the similar periods in 2002 due to an April 2003 FCC order requiring a change in the methodology for billing these fees from a flat rate to a percentage rate.

Depreciation and Amortization Expense

Depreciation and amortization increased by $172 million, or 20.8% in the third quarter of 2003 and $469 million, or 19.6% for the nine months ended September 30, 2003 compared to the similar periods in 2002. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$301	$268	12.3%	$776	$705	10.1%

Segment income increased by $33 million, or 12.3% in the third quarter of 2003 and by $71 million, or 10.1% for the nine months ended September 30, 2003 compared to the similar periods in 2002 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. Special and non-recurring items not included in Domestic Wireless’s segment income totaled $22 million and $49 million for three- and nine-month periods ended September 30, 2002, respectively, and were related to merger related costs, severance and other charges. There were no special items affecting this segment in 2003.

Information Services

Our Information Services segment consists of our domestic and international publishing businesses, including print SuperPages® and Internet directory, SuperPages.com™, and electronic commerce services. This segment has operations principally in North America and Latin America.

As announced July 1, 2003, Information Services changed its method of recognizing revenue and expenses from the publication-date method to the amortization method effective January 1, 2003. Under the amortization method, revenue and direct expenses are recognized over the life of the directory, which is usually 12 months.

Operating Revenues

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Operating Revenues	$1,031	$1,174	(12.2)%	$3,101	$2,913	6.5%

Operating revenue decreased $143 million, or 12.2% in the third quarter and increased $188 million, or 6.5% in the first nine months of 2003 compared to the similar periods in 2002. These changes are primarily attributable to the impact of the accounting change from publication-date to amortization method. Excluding the impact of the accounting change and directories no longer published, revenues from on-going operations remained relatively flat for both the third quarter and the first nine months of 2003. Verizon SuperPages.com™ continues to achieve strong domestic growth as demonstrated by a 31.0% increase in revenue over the third quarter of 2002 and a 37.5% increase in revenue over the first nine months of 2002.

Operating Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$181	$170	6.5%	$495	$459	7.8%
Selling, general and administrative expense	371	411	(9.7)	1,076	1,033	4.2
Depreciation and amortization expense	22	21	4.8	66	52	26.9
Sales of businesses, net	(141)	—	nm	(141)	—	nm

	$433	$602	(28.1)	$1,496	$1,544	(3.1)

nm — Not meaningful

Cost of Services and Sales

Cost of services and sales increased $11 million, or 6.5% in the third quarter of 2003, and $36 million, or 7.8% for the first nine months of 2003 compared to the similar periods in 2002. These changes for both the third quarter and the first nine months of 2003 were primarily due to the change in accounting from publication-date to amortization method.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $40 million, or 9.7% in the third quarter of 2003 and increased $43 million, or 4.2% for the first nine months of 2003 compared to the similar periods in 2002. These changes for both the third quarter and the first nine months of 2003 were primarily due to the change in accounting from publication-date to amortization method. Comparing both periods under the amortization method, selling, general and administrative expenses were relatively flat for the third quarter and first nine months of 2003 compared to the similar periods in 2002. Increases in employee benefit costs were largely offset by cost reductions through system and process improvements.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $14 million, or 26.9% for the first nine months of 2003 compared to the similar period in 2002. The increase is primarily the result of software amortization of new systems placed into service in late 2002.

Sales of Businesses, Net

On July 24, 2003, Information Services completed the sale of its directory businesses in Europe, which consisted of publishing operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

Segment Income

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$360	$347	3.7%	$959	$820	17.0%

Segment income increased $13 million, or 3.7% in the third quarter 2003 and $139 million, or 17.0% in the first nine months of 2003 compared to the similar periods in 2002. The increases are primarily a result of the after-tax impact of the operating revenue and operating expense items described above. Special and non-recurring items not included in Information Services’ segment income were $32 million for the quarter ended September 30, 2002 primarily related to severance charges and merger-related costs. Special items totaling $1,584 million and $75 million for the nine months ended September 30, 2003 and 2002, respectively, were primarily related to the same types of charges described above, as well as the cumulative effect of the accounting change for directories in 2003.

International

Our International segment includes international wireline and wireless telecommunication operations and investments primarily in the Americas and Europe. Our consolidated international investments as of September 30, 2003 included CODETEL, C. por A. (Codetel) in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

On June 13, 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell. We reclassified our investment and the results of operations of Iusacell in the current and prior years as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We subsequently sold our shares in Iusacell on July 29, 2003. Discontinued operations are excluded from International’s segment income.

The total number of wireless subscribers served by Verizon’s International investments in the third quarter of 2003 was approximately 32 million, an increase of almost 3 million compared to the similar period in 2002. Total access lines served by International’s investments in the third quarter of 2003 was 9.4 million, consistent with the third quarter of 2002.

Operating Revenues

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Operating Revenues	$446	$538	(17.1)%	$1,472	$1,670	(11.9)%

Revenues generated by our international businesses decreased $92 million, or 17.1% in the third quarter of 2003 and $198 million, or 11.9% in the first nine months of 2003 compared to the similar periods in 2002. These decreases are primarily due to declining foreign exchange rates in the Dominican Republic, reduced software sales as well as an adjustment to carrier access revenues at TELPRI.

Operating Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Cost of services and sales	$144	$124	16.1%	$422	$423	(.2)%
Selling, general and administrative expense	222	116	91.4	573	472	21.4
Depreciation and amortization expense	80	97	(17.5)	252	288	(12.5)

	$446	$337	32.3	$1,247	$1,183	5.4

Cost of Services and Sales

Cost of services and sales increased $20 million, or 16.1% in the third quarter of 2003 compared to the similar period in 2002. The increase reflects higher operating costs partially offset by declining foreign exchange rates in the Dominican Republic.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $106 million, or 91.4% in the third quarter of 2003 and $101 million, or 21.4% in the first nine months of 2003 compared to the similar periods in 2002. The third quarter increase is primarily due to a charge recorded by TELPRI in the third quarter of 2003 as a result of an adverse Puerto Rico Circuit Court of Appeals ruling regarding access rates for intra-island long distance service and a contract settlement in the third quarter of 2002, offset by the replacement of a revenue-based operating tax in the Dominican Republic with an income tax and declining foreign exchange rates in the Dominican Republic. The increase for the first nine months of 2003 also includes an asset write-off recorded in the second quarter of 2003.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $17 million, or 17.5% in the third quarter of 2003 and $36 million, or 12.5% in the first nine months of 2003 compared to the similar periods in 2002. These decreases are due to declining foreign exchange rates in the Dominican Republic and the adoption of SFAS No. 143, offset in part by increased depreciation generated from ongoing network capital expenditures.

Segment Income

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	September 30,			September 30,
	2003	2002	% Change	2003	2002	% Change

Segment Income	$471	$325	44.9%	$1,051	$858	22.5%

Segment income increased $146 million, or 44.9% in the third quarter of 2003 and $193 million, or 22.5% in the first nine months of 2003 compared to the similar periods in 2002. The 2003 increase in segment income was primarily the result of the after-tax impact of operating revenues and operating expenses described above as well as the year-over-year change in earnings from unconsolidated businesses.

Equity in earnings of unconsolidated businesses increased $187 million, or 89.0% in the third quarter of 2003 and $324 million, or 69.7% in the first nine months of 2003 compared to the similar periods in 2002. These increases are driven by additional tax benefits arising from a reorganization at our Italian investment Omnitel, continued operational growth of Verizon’s equity investments and favorable foreign currency impacts. Income from other unconsolidated businesses increased $64 million, or 400.0% in the third quarter of 2003 and decreased $43 million, or 20.3% in the first nine months of 2003 compared to the similar periods in 2002. The third quarter increase is primarily related to sales of interests in unconsolidated investments, including Taiwan Cellular Corporation. The decrease for the first nine months of 2003 is due to lower gains on sales of investments in 2003.

Special and non-recurring items not included in International’s segment income totaled $(211) million for the three months ended September 30, 2002 and was primarily related to the gain on a sale of an interest in TCNZ. Special items totaling $900 million and $2,470 million for the nine months ended September 30, 2003 and 2002, respectively, and were primarily related to investment losses.

Special Items

Discontinued Operations and Sales of Businesses, Net

Discontinued Operations

During the second quarter of 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell into the tender offer launched by Movil Access, a Mexican company. Verizon tendered its shares shortly after the tender offer commenced, and the tender offer closed on July 29, 2003. In accordance with SFAS No. 144, we have classified the results of operations of Iusacell into discontinued operations. In connection with the decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share) in the second quarter of 2003.

Sales of Businesses, Net

During the third quarter of 2002, we completed the sales of all 675,000 of our switched access lines in Alabama and Missouri to CenturyTel and 600,000 of our switched access lines in Kentucky to ALLTEL for $4,059 million in cash proceeds ($191 million of which was received in 2001). We recorded a pretax gain of $2,527 million ($1,550 million after-tax, or $.56 per diluted share). The operating revenues of the access lines sold were $136 million and $623 million for the three and nine months ended September 30, 2002, respectively. Operating expenses of the access lines sold were $81 million and $241 million for the three and nine months ended September 30, 2002, respectively.

In the third quarter of 2002, we sold nearly all of our investment in TCNZ for net cash proceeds of $769 million, which resulted in a pretax gain of $383 million ($229 million after-tax, or $.08 per diluted share) recorded in Income (Loss) from Other Unconsolidated Businesses.

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

Investment-Related Charges and Related Tax Benefits

We continually evaluate our investments in unconsolidated businesses and other long-lived assets for impairment. As of September 30, 2003, no impairments were determined to exist.

During the third quarter of 2002, we recorded a pretax loss of $101 million ($74 million after-tax, or $.03 per diluted share) to market value primarily related to our investment in C&W, as a result of our decision to pursue selling this investment in the near future, which was sold in early November 2002.

During the second quarter of 2002, we recorded pretax losses of $3,558 million ($3,305 million after-tax, or $1.21 per diluted share), including a loss of $2,443 million ($2,443 million after-tax, or $.90 per diluted share) related to our interest in Genuity Inc. (Genuity), a loss of $580 million ($430 million after-tax, or $.16 per diluted share) to the market value of our investment in TELUS Corporation (TELUS), a loss of $303 million ($201 million after-tax, or $.07 per diluted share) to the market value of our investment in C&W and a loss of $232 million ($231 million after-tax, or $.08 per diluted share) relating to several other investments. We determined that market value declines in these investments were considered other than temporary.

During the first quarter of 2002, we also recorded a pretax loss of $1,400 million ($1,400 million after-tax, or $.51 per diluted share) due to the other than temporary decline in the market value of our investment in CANTV. As a result of the political and economic instability in Venezuela, including the devaluation of the Venezuelan bolivar, and the related impact on CANTV’s future economic prospects, we no longer expected that the future undiscounted cash flows applicable to CANTV were sufficient to recover our investment. Accordingly, we wrote our investment down to market value as of March 31, 2002.

In addition, during the first quarter of 2002 we recorded a pretax loss of $516 million ($436 million after-tax, or $.16 per diluted share) due primarily to the other than temporary decline in the market value of our investment in MFN. We wrote off our remaining investment and other financial statement exposure related to MFN in the first quarter of 2002 primarily as a result of its deteriorating financial condition and related defaults.

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

As a result of capital gains and other income on access line sales and investment sales in 2002, as well as assessments and transactions related to several of the impaired investments during the third quarter of 2002, we recorded tax benefits in the third quarter of 2002 pertaining to investment impairments of $983 million ($.36 per diluted share). The investment impairments primarily related to debt and equity investments in MFN and debt investments in Genuity.

Completion of Merger and Other Strategic Actions

Severance, Pension and Benefit Charges

During the third quarter of 2003, we recorded pretax pension settlement losses of $131 million ($81 million after-tax, or $.03 per diluted share) related to employees that received lump-sum distributions during the quarter in connection with previously announced employee separations. During the third quarter of 2002, we recorded a pretax charge of $294 million ($185 million after-tax, or $.07 per diluted share) related to settlement losses incurred in connection with previously announced employee separations.

During the second quarter of 2003, we recorded a special charge of $235 million ($150 million after-tax, or $.05 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees. As of September 30, 2003, nearly all of the separations under the year-to-date 2003 severance activity have occurred. During the second quarter of 2002, we recorded a special charge of $734 million ($475 million after taxes and minority interest, or $.17 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary and involuntary separation of approximately 8,000 employees. Nearly all of the separations under prior year severance activity have occurred. The remaining severance liability relating to previous severance activity is $605 million, which principally includes future payments to employees separated as of September 30, 2003. We expect to complete the severance activities within a year of when the respective charges were recorded. We continually evaluate employee levels, and accordingly, may incur future severance costs.

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

Merger Transition Costs

We announced at the time of the Bell Atlantic—GTE merger that we expected to incur a total of approximately $2 billion of transition costs related to the merger and the formation of the wireless joint venture. These costs were incurred to integrate systems, consolidate real estate and relocate employees. They also included approximately

$500 million for advertising and other costs to establish the Verizon brand. Transition activities were complete at December 31, 2002 and totaled $2,243 million. Transition costs for the three and nine months ended September 30, 2002 were $94 million and $292 million ($50 million and $159 million after taxes and minority interest, or $.02 and $.06 per diluted share), respectively.

Other Special Items

During the second quarter of 2003, we recorded pretax charges of $258 million ($204 million after-tax, or $.07 per diluted share) primarily related to a pretax impairment charge of $125 million ($125 million after-tax, or $.04 per diluted share) pertaining to our leasing operations for airplanes leased to airlines experiencing financial difficulties and for power generating facilities. These second quarter 2003 charges also include pretax charges of $61 million ($38 million after-tax, or $.01 per diluted share) related to the early retirement of debt and other pretax charges of $72 million ($41 million after-tax, or $.01 per diluted share). During the third quarter of 2002, we recorded a pretax impairment charge of $249 million ($156 million after-tax, or $.06 per dilute share) primarily pertaining to Verizon’s leasing operations related to airplanes leased to airlines experiencing financial difficulties.

During the second quarter of 2002, we recorded pretax charges of $398 million ($259 million after-tax, or $.10 per diluted share) primarily resulting from a pretax impairment charge in connection with our financial statement exposure to WorldCom of $300 million ($183 million after-tax, or $.07 per diluted share) and other pretax charges of $98 million ($76 million after-tax, or $.03 per diluted share). In addition, during the second quarter of 2002 we recorded a pretax charge of $175 million ($114 million after-tax, or $.04 per diluted share) related to a settlement of a litigation matter that arose from our decision to terminate an agreement with NorthPoint Communications Group, Inc. to combine the two companies’ DSL businesses. The nine-month period ended September 30, 2002 also includes other pretax charges of $18 million ($12 million after-tax, or less than $.01 per diluted share).

Consolidated Financial Condition

(Dollars in Millions)	Nine Months Ended September 30,
	2003	2002	$ Change

Cash Flows Provided By (Used In)
Operating activities	$16,281	$16,098	$183
Investing activities	(6,918)	(943)	(5,975)
Financing activities	(10,039)	(10,444)	405

Increase (Decrease) in Cash and Cash Equivalents	$(676)	$4,711	$(5,387)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operations in the nine months ended September 30, 2003 compared to the similar period of 2002 was primarily driven by favorable results of operations, partially offset by higher dividends paid by Verizon Wireless to Vodafone in the current year.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized network and non-network software, we invested $4,765 million in our Domestic Telecom business in the first nine months of 2003, compared to $5,334 million in the first nine months of 2002. The decrease in Domestic Telecom capital spending is primarily due to the effective management of our capital expenditure budget. We also invested $3,079 million in our Domestic Wireless business in the first nine months of 2003, compared to $3,026 million in the first nine months of 2002. The steady capital investment represents our continuing effort to invest in high growth areas. We expect total capital expenditures, including capitalized network and non-network software, in 2003 to be approximately $12.0 billion to $12.5 billion.

We invested $1,097 million in acquisitions and investments in businesses during the first nine months of 2003, including $762 million to acquire 50 Personal Communications Services (PCS) licenses and related network assets from Northcoast Communications LLC (Northcoast) and $157 million for other wireless properties. In the first nine months of 2002, we invested $1,012 million in acquisitions and investments in businesses including $556 million to acquire some of the cellular properties of Dobson Communications Corporation and $218 million for other wireless properties. We also received a $1,479 million refund from the FCC in the first nine months of 2002 in connection with our wireless auction deposit.

In the third quarter of 2003, we received cash proceeds of $229 million from the sale of our directory publication operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia. In the first nine months of 2002, we received cash proceeds of $4,638 million, consisting of $3,868 million from the sale of non-strategic access lines and $770 million in connection with the sale of TSI.

Other, net investing activities for the first nine months of 2003 includes net cash proceeds of $415 million in connection with sales of our shares in various investments, primarily Taiwan Cellular Corporation and Crown Castle International Corp., while the similar period of 2002 includes net cash proceeds of $769 million in connection with the sale of our investment in TCNZ.

Under the terms of an investment agreement relating to our wireless joint venture, Vodafone may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times between 2003 and 2007 at its then fair market value. We have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion during a 61-day period opening on June 10 and closing on August 9 in 2003 or 2004, and the remainder, which may not exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2005 through 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt. Vodafone did not exercise its put rights during the 61-day period that ended on August 9, 2003.

Cash Flows Used In Financing Activities

Cash of $7,313 million was used to reduce our total debt during the first nine months of 2003. We repaid $5,646 million of Verizon Global Funding Corp., $2,015 million of Domestic Telecom and $1,116 million of other corporate long-term debt, and reduced our short-term borrowings by $1,274 million with cash from operations and the issuance of Verizon Global Funding and Domestic Telecom long-term debt. Verizon Global Funding and Domestic Telecom issued long-term debt with principal amounts of $1,500 million and $1,350 million, respectively, resulting in total cash proceeds of $2,766 million, net of discounts, costs and a payment related to a hedge on the interest rate for an anticipated financing.

Cash of $8,029 million was used to reduce our total debt during the first nine months of 2002. We repaid $2,081 million of Verizon Global Funding Corp., $2,073 million of Domestic Telecom and $1,013 million of Domestic Wireless long-term debt (including $585 million of net debt assumed in connection with the Price transaction), and reduced our short-term borrowings by $9,633 million primarily with cash and the issuance of Domestic Telecom and Verizon Global Funding long-term debt. Domestic Telecom and Verizon Global Funding issued $3,430 million and $3,816 million of long-term debt, respectively.

Our ratio of debt to debt combined with shareowners’ equity was 56.4% at September 30, 2003, compared to 64.0% at September 30, 2002.

As of September 30, 2003, we had $212 million in bank borrowings outstanding. In addition, we had approximately $5.9 billion of unused bank lines of credit and our telephone and financing subsidiaries had shelf registrations for the issuance of up to $12.8 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In December 2002, Moody’s Investors Service downgraded our senior unsecured debt rating from A1 to A2, and changed our credit rating outlook from negative to stable. The short term rating of Prime-1 was maintained. In February 2003, Standard & Poor’s upgraded our credit rating outlook from negative to stable, citing debt reduction efforts over the past year. We have adopted a debt portfolio strategy that continues our overall debt reduction efforts through the remainder of the year.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first, second and third quarters of 2003 and 2002, we announced quarterly cash dividends of $.385 per share.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2003 totaled $746 million, a $676 million decrease over cash and cash equivalents at December 31, 2002 of $1,422 million. The decrease in cash and cash equivalents in the current nine-month period was primarily driven by significant reduction in our outstanding borrowings and capital expenditures and dividends paid, partially offset by favorable results of operations.

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

Exchangeable Notes

In 1998, Verizon Global Funding issued notes exchangeable into shares of TCNZ and into shares of Cable & Wireless Communications plc (subsequently C&W and NTL Incorporated) as described in Note 7 to the condensed consolidated financial statements. These financial instruments exposed us to market risk, including (i) equity price risk, because the notes were exchangeable into shares that are traded on the open market and routinely fluctuate in value, (ii) foreign exchange rate risk, because the notes were exchangeable into shares that are denominated in a foreign currency, and (iii) interest rate risk, because the notes carried fixed interest rates.

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

Equity Risk

We also have equity price risk associated with our cost investments, primarily in common stocks and equity price sensitive derivatives that are carried at fair value. The value of these cost investments and derivatives is subject to changes in the market prices of the underlying securities. Our cost investments and equity price sensitive derivatives recorded at fair value totaled $401 million at September 30, 2003.

A sensitivity analysis of our cost investments and equity price sensitive derivatives recorded at fair value indicated that a 10% increase or decrease in the fair value of the underlying common stock equity prices would result in a $12 million increase or decrease in the fair value of our cost investments and equity price sensitive derivatives. Of this amount, a change in the fair value of our cost investments of $8 million would be recognized in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Our equity price sensitive derivatives, consisting of several long-term call options on our common stock, do not qualify for hedge accounting under SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities.” As such, a change of approximately $4 million in the fair value of our equity price sensitive derivatives would be recognized in our condensed consolidated balance sheets and in current earnings.

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

Other Factors That May Affect Future Results

Recent Developments

Labor and Employee Benefit Issues

On September 4, 2003, we announced that we reached agreement on five-year contracts with the Communications Workers of America and the International Brotherhood of Electrical Workers covering nearly 79,000 employees in 13 Northeastern and mid-Atlantic states. We will record a lump-sum payment of approximately 3 cents per diluted share, which will be included in Verizon’s fourth quarter 2003 results of operations. In addition, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the ratified union contracts, effective in the fourth quarter of 2003 we will begin recording retiree health care costs as if there were no caps. The fourth quarter 2003 expense is expected to be approximately 4 cents per diluted share and the 2004 impact is expected to be approximately 16 cents per diluted share.

In September and October 2003, we announced management and union voluntary separation offers that include enhanced severance, pension and health care provisions. The election periods for both the management and union offers end no later than November 16, 2003. Consequently, the financial statement impact of these offers, which will be recorded in the fourth quarter 2003, cannot be reasonably estimated but is expected to be significant.

Verizon Wireless

In May 2003, Verizon Wireless acquired 50 PCS licenses and related network assets from Northcoast for approximately $762 million in cash. The licenses provide Verizon Wireless with additional growth capacity over large portions of the East Coast and Midwest. The total population served by the licenses is approximately 47 million.

WorldCom/MCI Settlement

An agreement has been reached with WorldCom/MCI, settling claims between the two companies for services provided prior to WorldCom/MCI’s bankruptcy. Under the terms of the agreement, Verizon will receive $60 million in cash and will not be obligated to pay $377 million in pre-petition amounts owed to WorldCom/MCI. The agreement has been approved by the bankruptcy court, and is subject to WorldCom/MCI emerging from bankruptcy.

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

We now have authority from the FCC to offer in-region long distance service in all 14 of the former Bell Atlantic jurisdictions. The United States Court of Appeals for the District of Columbia has affirmed the FCC’s Pennsylvania decision and has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect.

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

As a result of tariff adjustments which became effective in July 2003, virtually all of our access lines reached the $.0055 benchmark.

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

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. On October 16, 2003, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review. The order was released on August 21, 2003. With respect to broadband services, that order generally removed section 251 unbundling obligations. With respect to narrowband services, the order generally left unbundling obligations in place, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase EELs. Multiple parties, including Verizon, have appealed various aspects of the decision.

The FCC’s February 2003 order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services. As a result, we estimate the impact on earnings related to this portion of the FCC’s order to be less than 1 cent per diluted share this year; however, we estimate the impact to be potentially 4 cents to 6 cents per diluted share in 2004.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $.0015 to $.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the duration and extent of the current economic downturn;

•	materially adverse changes in economic and industry conditions and labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact, in the markets served by us or by companies in which we have substantial investments;

•	material changes in available technology;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	our ability to satisfy regulatory merger conditions;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources;

•	our ability to recover insurance proceeds relating to equipment losses and other adverse financial impacts resulting from the terrorist attacks on September 11, 2001; and

•	changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

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

(b) Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003:

A Current Report on Form 8-K, filed July 1, 2003, announcing Verizon Communications Inc. decisions to change the method for recognizing revenues and expenses in its directory business and to sell and reclassify its consolidated interest in Grupo Iusacell S. A. de C.V. (Iusacell) as a discontinued operation.

A Current Report on Form 8-K, furnished on July 29, 2003, containing a press release announcing earnings for the second quarter ended June 30, 2003.

A Current Report on Form 8-K, furnished on September 4, 2003, containing a press release announcing the agreement between Verizon Communications Inc. and two labor unions in the Northeast on new contracts.

A Current Report on Form 8-K, furnished on September 23, 2003, containing a press release providing our revised financial outlook for 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: November 12, 2003	By	/s/	David H. Benson

David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 5, 2003.