Form 10-K
period 2003-12-31
VERIZON COMMUNICATIONS INC
filed 2004-03-12
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York, Philadelphia, Boston, Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☑  No  ☐

At June 30, 2003, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $109,150,468,000.

At January 31, 2004, 2,769,412,414 shares of the registrant’s Common Stock were outstanding, after deducting 4,553,774 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2003 (Parts I and II).

Portions of the registrant’s Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareowners (Part III).

Certifications

Unless otherwise indicated, all information is as of March 8, 2004

PART I Item 1. Business

General

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 140.3 million access line equivalents and 37.5 million wireless customers. Verizon is the third largest long distance carrier for U.S. consumers, with 16.6 million long distance lines, and the company is also the largest directory publisher in the world, as measured by directory titles and circulation. Verizon’s international presence extends primarily to the Americas, as well as investments in Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of over 200,000 employees.

Verizon was formerly known as Bell Atlantic Corporation, which was incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000, when Bell Atlantic Corporation merged with GTE Corporation.

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121).

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom	Domestic wireline communications services, principally representing our telephone operations that provide local telephone services in 29 states and the District of Columbia. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.
Domestic Wireless	Domestic wireless products and services include wireless voice and data services and equipment sales across the United States.
Information Services	Domestic and international publishing businesses, including print SuperPages® and electronic SuperPages.com™ directories, as well as website creation and other electronic commerce services. This segment has operations principally in North America and Latin America.
International	International wireline and wireless communications operations and investments primarily in the Americas, as well as investments in Europe.

You can find segment financial information under the heading “Segment Results of Operations” on pages 19 through 25 and in Note 17 on pages 62 through 64 of the 2003 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Domestic Telecom

Operations

Our Domestic Telecom segment, principally representing our wireline telephone operations, provided approximately 60% of 2003 total operating revenues. Our telephone operations presently serve a territory consisting of 140.3 million access line equivalents in 29 states and the District of Columbia. This segment also provides long distance and other telecommunication services. Domestic Telecom provides mainly two types of telecommunications services:

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

We have organized our Domestic Telecom segment into four marketing units operating across our telephone subsidiaries. The units focus on specific markets. We are not dependent on any single customer. Our telephone operations remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance and 911 service) and other communications services. The Enterprise unit also provides data transmission, Internet and network integration services, interLATA long distance services, network monitoring services and telecommunications equipment sales to medium and large businesses. Revenues in 2003 were approximately $6.6 billion, representing approximately 17% of Domestic Telecom’s aggregate revenues.

The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services and Internet access services. Our long distance subsidiary provides national and international long distance services in all 50 states to residential and business customers, including calling cards, 800/888 services and operator services. This unit also provides operator and pay telephone services and sells customer premises equipment. Revenues in 2003 were approximately $23.0 billion, representing approximately 58% of Domestic Telecom’s aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Wholesale unit markets our network operations, which principally includes our carrier access and telecom industry services. Revenues in 2003 were approximately $8.6 billion, representing approximately 22% of Domestic Telecom’s aggregate revenues. Approximately 68% of total wholesale revenues were derived from interexchange carriers (switched and special access). The remaining revenues come from our telecom industry services, principally from other local exchange carriers which resell network connections to their own customers.

The Network unit is principally responsible for the construction and maintenance of our telephone operations’ networks. This unit is also responsible for the procurement and management of inventory and supplies for our subsidiaries and sells materials and logistic services to third-party carriers. Revenues in 2003 (after eliminations and combined with all other Domestic Telecom revenues) were approximately $1.4 billion, representing approximately 3% of Domestic Telecom’s aggregate revenues.

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

In-Region Long Distance

Under the 1996 Act, our ability to offer in-region long distance services in the regions where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers was largely dependent on satisfying specified requirements. These requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We were required to demonstrate to the Federal Communications Commission (FCC) that our entry into the in-region long distance market would be in the public interest.

We now have authority from the FCC to offer in-region long distance service in all 14 of the former Bell Atlantic jurisdictions. The United States Court of Appeals for the District of Columbia remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. The FCC’s orders for the remaining jurisdictions were upheld on appeal or no appeal was filed.

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

As a result of tariff adjustments which became effective in July 2003, virtually all of our switched access lines reached the $.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. Approximately 55% of special access revenues are now removed from price regulation.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high-cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to UNEs. The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit. The U.S. Court of Appeals for the D.C. Circuit had overturned the FCC’s previous unbundling rules on the grounds that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite.

The text of the order and accompanying rules was released on August 21, 2003. With respect to broadband facilities, such as mass market fiber to the premises loops and packet switching, that order generally removed unbundling obligations under Section 251 of the 1996 Act. With respect to narrowband services, the order generally left unbundling obligations in place, with certain limited exceptions, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase a combination of unbundled loops and transport elements known as enhanced extended loops (EELs).

The FCC’s order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services. As a result, we estimate the impact on earnings related to this portion of the FCC’s order to be potentially 4 cents to 6 cents per diluted share in 2004.

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements and on the EELs rules, the court reversed key aspects of the FCC decision. The court’s reversal of the FCC will not go into effect for 60 days following the ruling or until a petition for rehearing is denied or granted.

Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $.0015 to $.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect.

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. The FCC also has announced that it intends to initiate a rulemaking proceeding to address the regulation of voice over Internet protocol services generally.

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a potentially less regulated private carriage arrangement, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification.

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

California

Verizon California’s operations in California have operated under the New Regulatory Framework (NRF) since 1990. The NRF allows for a gradual transition to less regulation on a service-by-service basis. The NRF is reviewed every three years and currently has the following features:

•	Earnings Ceiling: The ceiling is suspended.

•	Price Cap Index: By setting inflation equal to productivity, the California Public Utilities Commission (CPUC) has suspended the price cap index. Limited exogenous changes are allowed. Generally, exogenous changes are changes unique to or specifically targeted to a company that are beyond its control (in this case, changes are permitted only for matters mandated by the CPUC or changes in total intrastate cost recovery resulting from changes between federal and state jurisdictions).

•	Price Flexibility: Services fall into three categories.

•	Category I services cannot be changed without CPUC approval.

•	Category II services are partially competitive and can be adjusted within a ceiling/floor range. The current price (effectively the ceiling) cannot be increased without a formal application.

•	Category III services are considered competitive and can be increased or decreased on short notice.

•	New Services: New services can be classified as Category II or III. If introduced as Category III, Verizon California must demonstrate insignificant market power.

The CPUC will review NRF features during 2003 – 2004.

Nevada

Verizon California’s operations in Nevada are subject to rate of return regulation.

Verizon Delaware Inc.

Since 1994, Verizon Delaware has been regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (Delaware Telecommunications Act). On September 9, 2003, the Delaware Public Service Commission approved a stipulation permitting Verizon Delaware to continue to be regulated under the Delaware Telecommunications Act through September 2006. The Delaware Telecommunications Act provides the following:

•	The prices of “Basic Telephone Services” (e.g., dial-tone and local usage) will remain regulated and cannot change in any one year by more than the Gross Domestic Product – Price Index (GDP-PI) less 3%.

•	The prices of “Discretionary Services” (e.g., Identa Ring(SM) and Call Waiting) cannot increase more than 15% per year per service.

•	The prices of “Competitive Services” (e.g., voice messaging and message toll service) are not subject to tariff or regulation.

•	Verizon Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware’s telecommunications network during the first five years of the plan.

Verizon Florida Inc.

Florida statutes govern the price cap plan. Beginning January 1, 2001, Verizon Florida was able to raise basic local rates on 30 days notice once in any 12-month period not to exceed the GDP-PI less 1%. Verizon Florida may increase rates for non-basic services but increases for any category cannot exceed 6% in any 12-month period unless another company is providing service in a given exchange, at which time Verizon Florida can increase its price up to 20% in a 12-month period. Earnings are not regulated. Legislation was passed in 2003 that allows Verizon Florida to offset a reduction in intrastate access rates with an increase in basic local exchange revenues upon Florida Public Service Commission (FPSC) approval. The offset must be revenue neutral and take place over two to four years. In evaluating the petition, the FPSC is to consider whether granting the petition will remove current support for basic local telecommunications services preventing the creation of a more attractive competitive local exchange market for the benefit of residential consumers and enhanced market entry. When Verizon Florida’s rates are reduced to parity as defined by the statute, Verizon Florida’s basic services become subject to the same regulatory treatment as its non-basic services.

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

Verizon New England Inc.

Maine

In June 2001, the Maine Public Utilities Commission (MPUC) ordered the continuation of an Alternative Form of Regulation (AFOR) for Verizon Maine for a second five-year term. Key aspects of the plan:

•	Eliminates annual filings to adjust rates of core services;

•	Eliminates the 4.5% productivity factor applied in the initial AFOR term;

•	Provides total pricing flexibility for all services except local service, operator services and directory assistance;

•	Allows an increase in local service rates that offsets (in whole or in part) a legislatively required access charge reduction;

•	Rejects proposals to institute over 9,000 retail service quality measures and instead continues the current service quality plan with some modifications; and

•	Requires monitoring of Verizon Maine’s toll rate/revenue reductions to insure that toll users benefit from the access reductions, either in reduced toll rates from Verizon Maine, or in toll savings from alternative carriers. At the end of a two-year monitoring period that began December 31, 2000, Verizon Maine’s toll rates/revenues must be $19.8 million lower, or additional cuts in toll rates will be required. Thereafter, toll rates are unrestricted. On February 6, 2003, Verizon Maine filed with the MPUC proof that the required reduction in toll revenues had occurred and that no further regulation of toll prices is required. MPUC consideration of Verizon Maine’s filing is pending.

The Maine Public Advocate appealed the MPUC’s 2001 AFOR decision to the Maine Supreme Judicial Court, claiming that any extension to the AFOR must be preceded by an investigation of Verizon Maine’s costs and earnings utilizing traditional rate of return principles. On February 28, 2003, the court ruled that while state law requires that telephone rates under an AFOR are no higher than under rate of return regulation, the MPUC has broad discretion in making such a determination that would not necessarily require a full rate of return inquiry. However, the court vacated and remanded the decision to the MPUC for its failure to expressly make such a determination, or in the alternative that if such a showing cannot be made, that it nonetheless remains in the best interest of ratepayers to proceed with an AFOR. No change in any of Verizon Maine’s rates was required by the court’s decision while the remand proceeding was pending.

In March 2003, the MPUC opened a proceeding to address the Maine Supreme Judicial Court’s remand of the 2001 AFOR decision. In an order issued on July 11, 2003, the MPUC ruled that it would keep in place the $1.78 increase in Verizon New England’s monthly basic exchange rates pending completion of the remand and maintain certain elements (pricing flexibility, Service Quality Index) of the proposed AFOR on an interim basis until a final decision on the remand. On September 25, 2003, the PUC issued an order reinstating the AFOR. Certain parties have appealed that decision to the Maine Supreme Judicial Court and the appeal is pending.

Massachusetts

In April 2001, Verizon New England filed with the Massachusetts Department of Telecommunications and Energy (DTE) a proposed alternative regulatory plan to replace the price regulation plan that was to expire in August 2001. On May 8, 2002, the DTE issued its decision in Phase I of the case in which it found that Verizon New England had demonstrated the existence of sufficient competition for most of its retail business services and granted Verizon New England pricing flexibility on the services. Price increases are not constrained. Price decreases are subject to price floor requirements. In addition, the DTE ruled that Verizon New England should reduce state switched access prices to interstate levels on a revenue neutral basis by increases in residence dial-tone rates. With respect to residence services, the DTE tentatively concluded that Verizon

New England should have pricing flexibility for non-basic services but that increases in basic services should be limited. The DTE directed Verizon New England to file proposals consistent with its findings.

In May 2003, the DTE issued a final ruling approving with minor modifications Verizon New England’s compliance filing implementing the DTE’s alternative regulatory plan. The plan gives Verizon New England pricing flexibility for most retail business services and residence non-basic services, including second dial-tone lines. The DTE also approved rate reductions for state switched access prices to interstate levels with offsetting revenue-neutral increases in residence dial-tone rates. Those rate changes became effective on June 1, 2003.

New Hampshire

Verizon New England’s operations in New Hampshire are currently subject to rate of return regulation. On January 16, 2004, the New Hampshire Public Utilities Commission (NHPUC) concluded a comprehensive proceeding examining the appropriate cost of capital for Verizon. In its order, the NHPUC set the average weighted cost of capital for Verizon at 8.2%. At present, the newly determined cost of capital has no effect on Verizon’s retail rates, however, the NHPUC directed Verizon to file revised UNE rates reflecting this new cost of determination by March 16, 2004. Verizon’s current UNE rates were approved in 2001 relying upon an average weighted cost of capital of 10.46%. Verizon will file an appeal of the NHPUC decision in federal district court in New Hampshire.

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

For services priced at $5 or less, rates may increase 15% per year

For services priced at $5.01 to $10, rates may increase 10% per year

For services priced over $10, rates may increase 5% per year

Second, the company is required to file quarterly reports showing for each wire center in the state the number of access lines served by the company and the number and type of access lines served by competitors. On March 31, 2003, the Rhode Island Public Utilities Commission issued an order adopting the modified stipulation approved on January 10, 2003.

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

Verizon New Jersey Inc.

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with four lines or less, and the ordering, installation and restoration of these services. Verizon New Jersey provides “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002, pursuant to a decision announced by the NJBPU on June 19, 2002 and issued August 19, 2003. The new plan eliminates earnings regulation, eliminates earnings sharing provisions, streamlines the process to introduce new services and strengthens commitments to service quality, lifeline service and schools and public libraries. A petition for reconsideration of the Plan was filed by an opposing party and is pending.

Verizon New York Inc.

New York

The New York State Public Service Commission (NYSPSC) has adopted an incentive plan to regulate the services of Verizon New York, effective March 1, 2002. The plan provides pricing flexibility, adopts new service quality standards and does not restrict Verizon New York’s earnings. The plan will expire in 2004, except that the service quality provisions of the plan will expire in 2005.

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

As of May 31, 2003, the NYSPSC suspended Verizon New York’s pricing flexibility under the incentive plan for failure to meet the requisite service quality standards as discussed above. The NYSPSC also ordered a service quality audit by an outside auditor to evaluate Verizon New York’s service quality and adherence to NYSPSC service quality standards. That audit is in progress.

Connecticut

In February 2001, the Connecticut Department of Public Utility Control adopted an incentive regulation plan proposed by Verizon New York, which eliminates regulation of earnings and provides other deregulatory benefits for Verizon New York’s operations in Connecticut. A petition to extend the effective date of that plan is currently pending.

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

Pennsylvania

On July 26, 2001, the Pennsylvania Public Utility Commission (PPUC) rejected, in part, and accepted, in part, a proposed price cap plan filed by Verizon North. The PPUC accepted, with some modification, that part of the plan that provided for the deregulation of the pricing of competitive services; elimination of earnings sharing; adoption of a productivity factor based on inflation; a provision to adjust rates for exogenous events; and a price cap of rates of protected services. The PPUC rejected that part of Verizon North’s plan that provided for improvement of Verizon North’s network infrastructure. The PPUC subsequently approved a revised infrastructure plan for Verizon North that requires, inter alia, universal broadband deployment by 2015.

Wisconsin

Verizon North entered a price cap plan in 1995. The plan does not regulate earnings and price cap index increases can be accumulated and deferred up to three years. The maximum increase for any non-basic rate element is 10% or the increase in the GDP-PI, whichever is greater. Basic local service is limited to GDP-PI less 2%. Intrastate access service mirrors interstate rates. There are no restrictions on other services as long as they cover LRICs. Rate changes are effective on one day’s notice after customer notice and new services take effect after ten days. The statute requires that no earlier than six years, and no more frequently than every three years thereafter, the Public Service Commission of Wisconsin may by rule increase or decrease the GDP-PI productivity factor in any twelve-month period to reflect any statewide changes in the productivity experience of the telecommunications industry. The productivity factor review is complete and the factor was not changed.

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

The PPUC’s order approving the Bell Atlantic–GTE merger extended the cap on residential and business basic exchange services through 2003.

The plan requires Verizon Pennsylvania to provide a Lifeline Service for residential customers. The plan also requires deployment of a universal broadband network. On September 17, 2003, the Commission approved a revised plan that requires Verizon Pennsylvania to deploy a universal broadband network, defined at 1.544 megabits per second, in the following phases: 50% by 2004; 60% by 2006; 70% by 2008; 80% by 2010, 90% by 2012 and 100% by 2015. Verizon Pennsylvania is also required to make broadband services at 45 mbps available on a commercially reasonable time frame to 50% of exchanges by 2004 and 100% by 2015.

In 2002, Verizon Pennsylvania proposed that all business services be reclassified as competitive. In August 2003, the PPUC denied that petition. Verizon Pennsylvania has filed for reconsideration by the PPUC and that petition is currently pending.

In December 2003, the statute authorizing alternative regulation in Pennsylvania expired. A proposed new bill was passed by the Pennsylvania House of Delegates and is pending in the Pennsylvania Senate. In January 2004, the PPUC issued a policy statement that the expiration of the statute had no effect upon current incentive regulation plans.

Verizon South Inc.

North Carolina

Verizon South’s operations in North Carolina have been under a price cap plan since 1996 that was subject to review in 2002 – 2003. Earnings are not regulated and local rates can be increased by GDP-PI less 2%. Rate increases are effective on fourteen days notice. Verizon South has complete flexibility to increase rates for billing and collection, Centrex, and enhanced digital switch service. The price cap plan was terminated. It is anticipated that the review will be reinstated during late 2004.

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

The plan was effective January 1, 2001 and has no expiration date.

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

Verizon Washington, DC Inc.

On February 28, 2002, the District of Columbia Public Service Commission (DCPSC) approved a new price cap plan for local retail services provided by Verizon Washington, DC. Key provisions of the 2002 plan include:

•	A two-year term;

•	No earnings restrictions, service penalties or revenue sharing;

•	Four service categories: basic residential, basic business, discretionary and competitive;

•	A cap on residential dial-tone line rates for the term of the plan and a reduction in residential service connection charges;

•	Annual pricing flexibility for all other basic residential services, with the increase in total revenues from these services limited to the annual inflation rate (as measured by the change in GDP-PI) and increases for any individual service in the category limited to 10%;

•	Classification of all business services as competitive with complete pricing flexibility except for basic business dial-tone lines, PBX trunks, local directory service and message units, which are subject to a 10% annual limit on any rate increase;

•	Pricing flexibility on discretionary services, with a 15% annual limit on any rate increase;

•	Flexibility to bundle or package existing services; and

•	Assistance by Verizon Washington, DC to the District of Columbia government to set up “211” dialing for District of Columbia social services agencies, as well as additional social services infrastructure investments and one-time customer discounts.

In November 2003, Verizon Washington, DC filed a motion to extend the current incentive regulation plan indefinitely. In February 2004, Verizon Washington, DC reached a settlement with the Office of the People’s Counsel of the District of Columbia to extend the current plan for a three-year period with minor modifications. A petition to accept that settlement is currently pending with the DCPSC.

Verizon West Virginia Inc.

On October 3, 2001, the West Virginia Public Service Commission (WVPSC) approved Verizon West Virginia’s new Incentive Regulation Plan (IRP). The IRP continues, until December 31, 2005, the flexible price regulation of competitive services, caps on basic rates, infrastructure commitments and unlimited earnings freedom that have been in place since 1988. In addition, long distance, wide area telephone service and national directory assistance will be rate-deregulated, and Verizon West Virginia may petition for the rate deregulation of any other service, except basic residential service, as early as January 1, 2002.

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

Local Exchange Services

The ability to offer local exchange services historically has been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in our service territory. The 1996 Act has significantly increased the level of competition in our local exchange markets.

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

As a result, competition in our local exchange markets continues to increase. Our telephone operations are generally required to sell their services to CLECs at discounts of approximately 56% from the prices our telephone operations charge their retail customers. The rates we charge local exchange competitors for access to UNEs remain under near-continual review and revision by state regulators and often result in reductions in those rates. See “State Regulation of Rates and Services.”

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

Domestic Wireless

Operations

Our Domestic Wireless segment provides wireless voice and data services and equipment sales in the United States, principally through Verizon Wireless.

Verizon Wireless is the leading wireless communications provider in the United States in terms of the number of subscribers, revenues and operating income. Verizon Wireless has the largest customer base of any U.S. wireless provider, with 37.5 million wireless subscribers as of December 31, 2003, and provides wireless voice and data services across the United States. Approximately 262 million people reside in areas of the U.S. in which we have FCC licenses to offer our services and approximately 236 million people reside in areas covered by our service. This coverage includes approximately 90% of the population in our licensed areas and 49 of the 50 and 97 of the 100 most populated U.S. metropolitan areas.

Wireless licenses are granted by the FCC for an initial 10-year term and are renewable for successive 10-year terms. To date, all Verizon Wireless and predecessor company wireless licenses have been successfully renewed.

Background

The wireless joint venture was formed in April 2000 in connection with the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). The wireless joint venture operates as Verizon Wireless. Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%.

Recent Acquisitions

Spectrum Acquisition

In May 2003, we acquired 50 wireless licenses and related network assets from Northcoast Communications LLC for $762 million in cash. The licenses provide Verizon Wireless with additional growth capacity over large portions of the East Coast and Midwest. Total population served by the licenses is approximately 47 million.

Price Communications

In August 2002, Verizon Wireless and Price Communications Corp. (Price) combined Price’s wireless business with a portion of Verizon Wireless in a transaction valued at approximately $1.7 billion, including $550 million of net debt. The resulting limited partnership is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which is exchangeable into common stock of Verizon Wireless if an initial public offering of that stock occurs, or into the common stock of Verizon on the fourth anniversary of the asset contribution date if the initial public offering of Verizon Wireless common stock does not occur prior to then. The price of the Verizon common stock used in determining the number of Verizon common shares received in an exchange is also subject to a maximum and minimum amount.

Competition

There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, the introduction of wireless Local Number Portability (LNP), the development and deployment of new technologies, the introduction of new products and services, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Other wireless providers, including operators and resellers, serve each of the markets in which we compete. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets has an average of five other competing wireless providers. Competition also may increase to the extent that smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. In addition, resellers and Mobile Virtual Network Operators, who buy bulk wholesale service from carriers for resale, provide another set of differentiated competitors in the marketplace.

We compete primarily against five other major wireless service providers: AT&T Wireless, Cingular Wireless, Nextel Communications, Sprint PCS and T-Mobile USA. In addition, in many markets we also compete with regional carriers, such as ALLTEL and US Cellular. The wireless communications industry has experienced consolidation over the past several years, including the recently announced acquisition of AT&T Wireless by Cingular Wireless, and this trend may continue. This consolidation trend could enhance the ability of wireless service providers with substantial financial, technical, marketing and other resources to compete with our offerings.

We believe that the following are the most important competitive factors in our industry:

Network technology, quality and coverage: In recent years, competition in our industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming. As a result, the ability to offer high quality national coverage through one’s own network is important. We have a more extensive network than any of our competitors, and we continue to look for expansion opportunities either through the build-out of existing licenses, acquisitions, roaming agreements, and/or spectrum leasing.

Customer service: Quality customer service is essential to ensure that existing subscribers do not terminate service and to obtain new subscribers. With LNP, customers may find it easier to switch their service to an alternate carrier, since they can take their telephone number with them to that carrier. We believe that our quality customer service will be a key to retaining our customers and to attracting customers who want to switch from other carriers.

Pricing: Service pricing is an important element on which wireless carries compete. We offer our customers services that we believe represent the best available value for their money.

Distribution: Key to achieving our sales success is the reach and quality of our sales channels and distribution points. We believe that the correct mix of direct, indirect and resale distribution channels is a necessary ingredient in achieving industry-leading sales. A goal of our distribution strategy is to increase sales through our company-owned stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities.

Capital resources: In order to expand capacity and build out networks and introduce new products and services, wireless providers require significant capital resources.

As a result of competition, we may encounter further market pressures to:

•	respond to particular short-term, market-specific situations, for example, promotional service pricing or equipment discounts;

•	introduce new service offerings at lower prices or restructure our service packages to offer more value;

•	increase advertising spending; or

•	increase our capital investment to ensure we retain our market leadership in service quality.

These market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new services and technologies, changes in consumer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies by competitors.

Information Services

Information Services is a world leader in print and online directory publishing and a content provider for electronic communications products and services. A leader in linking buyers and sellers, we produce Verizon SuperPages® print yellow and white pages directories, as well as the Internet’s preeminent online directory, SuperPages.com™. We pursue national and international growth by offering customers comprehensive advertising solutions that include bundled print and electronic commerce offerings.

Information Services provides sales, publishing and other related services for approximately 1,870 directory titles in 48 states, the District of Columbia, 6 countries and a Commonwealth outside the United States. Total circulation is approximately 112 million copies in the U.S. and 25 million copies internationally.

In 2003, we completed the sale of our directory businesses in Europe, which consisted of publishing operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

In 2001, we acquired the advertising services business of TELUS Corporation (TELUS) in Canada. This acquisition advances our growth strategy by expanding our existing Canadian footprint with the creation of a new company, Dominion Information Services, Inc.

Our directory publishing business competes within the yellow pages industry with six major U.S.-based directory publishers (SBC Communications Inc., BellSouth Corporation, R.H. Donnelley, Yellow Book USA, Dex Media, Inc. and Trans Western Publishing) and encounters competition in nearly all our domestic print markets. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market. Our SuperPages.com™ competitors include national directory and local Internet search engines including Yahoo and Google.

International

Our International segment includes international wireline and wireless communications operations and investments primarily in the Americas and Europe. Our consolidated international investments as of December 31, 2003 included Verizon in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. As of December 31, 2003, our International segment managed approximately 9 million access lines and provided wireless services to approximately 30 million customers.

Americas

Canada

TELUS is the largest telecommunications company in Western Canada and the second largest in Canada. The company is a full-service telecommunications provider and provides subscribers with a full range of telecommunications products and services including data, voice and wireless services across Canada. As of December 31, 2003, we held a 20.9% interest in TELUS. TELUS served approximately 4.6 million access lines and provided wireless services to approximately 3.3 million subscribers as of December 31, 2003.

Dominican Republic

We own 100% of Verizon in the Dominican Republic, the principal telecommunications provider in the Dominican Republic. Verizon provides local, wireless, national and international long distance and Internet access services throughout the Dominican Republic. At December 31, 2003, Verizon in the Dominican Republic served approximately 774,000 access lines and approximately 927,000 wireless customers.

Puerto Rico

As of December 31, 2003, we owned a 52% interest in TELPRI, which owns Puerto Rico Telephone Company (PRTC), Puerto Rico’s principal wireline company. Verizon Wireless Puerto Rico (VWPR), a division of PRTC, is one of the island’s largest wireless companies. At December 31, 2003, PRTC served 1.2 million access lines and VWPR provided wireless services to approximately 353,000 customers.

Venezuela

We own a 28.5% interest in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV), Venezuela’s largest full-service telecommunications provider. CANTV offers local services, national and international long distance, Internet access and wireless services in Venezuela as well as public telephone, private network, data transmission, directory and other value-added services. At December 31, 2003, CANTV served approximately 2.7 million access lines and 2.7 million wireless customers.

Argentina

During 2003, we sold our entire interest in CTI Holdings, S.A. (CTI). CTI offers wireless services throughout Argentina.

Mexico

In 2003 we sold our 39.4% interest in Grupo Iusacell, S.A. de C.V. (Iusacell). Iusacell is a telecommunications company that provides wireless, long distance, and data services primarily in the central and southern regions of Mexico.

Europe and Asia

Italy

We own a 23.1% interest in Vodafone Omnitel N.V. (Vodafone Omnitel), an Italian digital cellular telecommunications company. It is the second largest wireless provider in Italy. Vodafone Omnitel served 20.6 million subscribers at December 31, 2003 through its GSM network.

Gibraltar

Gibraltar NYNEX Communications Limited, operating as Gibtelecom, is a full-service provider of wireline, wireless, and Internet access services to the country of Gibraltar. We currently own a 50% interest in the company. Our sole partner in the company is the Government of Gibraltar.

Slovakia

We own a 24.5% interest in EuroTel Bratislava, a.s., a leading provider of mobile telecommunication services and managed data network services in the Slovakia. The company’s digital and analog networks served over 1.6 million subscribers at December 31, 2003.

Czech Republic

In 2003, we sold our 24.5% interest in Eurotel Praha, spol. s r.o. (Eurotel Praha). Eurotel Praha is the largest provider of wireless voice and data services in the Czech Republic.

Indonesia

P.T. Excelcomindo Pratama (Excelcomindo) is a nationwide provider of GSM services in which we own a 23.1% interest. We also own a 36.7% interest of P.T. Citra Sari Makmur, a provider of data, voice and video communications.

Northern Mariana Islands

We are the sole shareholder of The Micronesian Telecommunications Corporation (MTC), a provider of local services. At December 31, 2003, MTC served approximately 30,000 access lines and 19,000 wireless customers on the islands of Saipan, Tinian and Rota. In November 2001 an agreement was signed to sell MTC, which is pending due to regulatory approvals.

Other

Our International segment also includes several properties in which our investment is 20% or less. These include: Japan – Tu-Ka companies, 2.7% – 5% and Taiwan – Taiwan Cellular Corporation, 0.9%. These investments provide wireless telecommunication services to the country or a specific region within the country in which they reside.

International Regulatory and Competitive Trends

For several years, the telecommunications industry has been experiencing dynamic changes as national and international regulatory reforms embrace competition.

In Canada, the wireless services market has long been highly competitive and its local switched services voice market was effectively opened to full competition in 1997. While TELUS currently experiences and expects continued strong competition within its wireline voice, data and Internet, and wireless businesses, it continues to be the dominant telecommunications provider in Western Canada. The Canadian Radio-television and Telecommunications Commission (CRTC) may not regulate services or classes of services if it finds that those services are subject to an adequate degree of competition. Generally, wireless services are not regulated. Additionally, selected wireline services such as long distance and data are lightly regulated. Wireline services, however, generally continue to be subject to a higher degree of regulation. The CRTC instituted a price cap regulatory regime for a number of local services in 2002 for a four-year period.

In the Dominican Republic, Verizon faces both wireline and wireless competitors, although it remains the principal service provider in all telecommunication segments. The Dominican Republic’s regulatory environment is generally favorable and pricing is set at market rates.

In Puerto Rico, five other facilities-based providers operate in the wireless market. All wireline services, including local, long distance, Internet access and data, face competition from a facilities-based local carrier, interexchange carriers, resellers, cable providers, and Internet service providers. PRTC is the leading wireline service provider in Puerto Rico and second in wireless market share operating under the Verizon Wireless brand. With respect to regulatory matters, PRTC operates in a very challenging environment. The Puerto Rico Telecommunications Regulatory Board (TRB) issued orders in October 2001 and February 2002, which called for cash refunds and substantial reductions in access rates for intra-island long distance service. PRTC appealed the order with the Puerto Rico Circuit Court of Appeals which stayed the orders and heard the appeal. The court rejected the claims of PRTC in August 2003 and denied PRTC’s reconsideration request in October 2003. The company filed in October 2003 a writ of certiorari before the Puerto Rico Supreme Court challenging the order and particularly the cash refund aspect of the order. In November 2003, PRTC agreed with the TRB to implement the reduction in access rates and replace the cash refund portion of the order with an expansion of local exchange areas, rate adjustments to reflect these changes, certain local rate credits, and the elimination of touchtone charges. While the TRB has accepted and approved these commitments, it has not issued a final resolution and order to terminate the refund provisions in the order. In addition, some of the interexchange carriers have challenged the expansion of the local exchange areas portion of this commitment which is pending with the TRB.

In Venezuela, CANTV’s wireless operations have faced competition since inception. In late 2000, the government opened the basic telephone market for local, national and international long distance service to competition and issued new guidelines governing interconnection and the use of wireless spectrum. CANTV remains Venezuela’s leading provider of switched, fixed local and domestic and international long distance services and is one of the country’s top providers of wireless services. CANTV is subject to comprehensive rate regulation, especially with respect to residential services, that limits the company’s ability to raise prices to keep pace with changes in foreign exchange rates and inflation.

In Italy, Vodafone Omnitel was awarded a license for third-generation mobile spectrum in 2000, which was extended from a 15-year life to a 20-year life in November 2001. It is expected that Vodafone Omnitel will launch commercial operations of third-generation network services during 2004.

In Slovakia, EuroTel Bratislava was awarded a license for the third-generation mobile spectrum in July 2002.

Recent Developments

Telephone Access Lines

As we have stated in the past, Verizon continually evaluates its assets and properties for strategic fit and financial performance. In connection with this analysis, discussions have taken place regarding the possible sale of telephone access lines in Hawaii and upstate New York. However, no sale is pending at this time.

Environmental Matters

During 2003, under a government-approved plan, remediation of the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s commenced. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in Selling, General and Administrative Expense in the consolidated statements of income in the fourth quarter of 2003.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill which included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover the uninsured losses of businesses (including the restoration of utility infrastructure) as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application process.

On October 31, 2003, Verizon applied for reimbursement of $33 million. We received $11 million in December 2003. We are awaiting an audit for the remaining funds. Once the audit is complete, we will apply for additional funds.

Employees

As of December 31, 2003, Verizon and its subsidiaries had approximately 203,100 employees. Unions represent approximately 51% of our employees.

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

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $181 billion at December 31, 2003 and $177 billion at December 31, 2002, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2003	2002

Network equipment	78.6%	77.7%
Land, buildings and building equipment	9.1	8.8
Furniture and other equipment	9.1	9.8
Other	3.2	3.7

	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2003	2002

Domestic Telecom	70.9%	71.3%
Domestic Wireless	25.2	24.0
Information Services	0.2	0.3
International	2.9	3.3
Corporate and Other	0.8	1.1

	100.0%	100.0%

Network equipment consists primarily of aerial cable, underground cable, conduit and wiring, wireless plant, telephone poles, switching equipment, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements and central office buildings. Furniture and other equipment consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles and other work equipment. Other property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2003, substantially all of the access lines were served by digital capability.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending for Domestic Telecom was approximately $6.8 billion in 2003, $8.0 billion in 2002 and $12.7 billion in 2001. Capital spending for Domestic Wireless was $4.6 billion in 2003, $4.4 billion in 2002 and $5.1 billion in 2001. Capital spending for Information Services, International and Corporate and Other businesses was approximately $.5 billion in 2003, $.7 billion in 2002 and $.6 billion in 2001. Capital spending for those years includes capitalized software and excludes additions under capital leases. Capital spending, including capitalized software, is expected to be in the range of $12 billion to $13 billion in 2004. This range includes $6.5 billion to $7.0 billion for Domestic Telecom, $5.0 billion to $5.5 billion for Domestic Wireless and a total of $.5 billion for Information Services, International and Corporate and Other businesses.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since

Ivan G. Seidenberg	57	Chairman and Chief Executive Officer	2000
Lawrence T. Babbio, Jr.	59	Vice Chairman and President	2000
Mary Beth Bardin	49	Executive Vice President – Public Affairs and Communications	2000
William P. Barr	53	Executive Vice President and General Counsel	2000
David H. Benson	54	Senior Vice President and Controller	2003
John W. Diercksen	54	Executive Vice President – Strategy, Development and Planning	2003
William F. Heitmann	54	Senior Vice President and Treasurer	2000
Marc C. Reed	45	Executive Vice President – Human Resources	2004
Dennis F. Strigl	57	Executive Vice President and President and CEO – Domestic Wireless	2000
Doreen A. Toben	54	Executive Vice President and Chief Financial Officer	2002

Prior to serving as an executive officer, each of the above officers have held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

PART II Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific and Philadelphia stock exchanges. As of December 31, 2003, there were 1,064,000 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared

		High	Low

2003	First Quarter	$44.31	$32.06	$.385
	Second Quarter	41.35	32.80	.385
	Third Quarter	40.25	32.05	.385
	Fourth Quarter	35.25	31.10	.385

2002	First Quarter	$51.09	$43.02	$.385
	Second Quarter	46.01	36.50	.385
	Third Quarter	40.20	26.01	.385
	Fourth Quarter	43.20	27.50	.385

Item 6. Selected Financial Data

Information required by this item is included in the 2003 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 13, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2003 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 14 through 34, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2003 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 31, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2003 Verizon Annual Report to Shareowners on pages 35 through 71, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III Item 10. Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Report. For other information required by this item see the Proxy Statement for our 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers and related stockholder matters, see the Proxy Statement for our 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference. In addition, see the following table for other equity compensation plan information (numbers of securities in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders	218,561	$ 49.39	120,487
Equity compensation plans not approved by security holders	59,239	41.10	4,654*

Total	277,800	47.62	125,141

*	Indicates the number of shares available for issuance under the Verizon Communications 2000 Broad-Based Incentive Plan, which provides for awards of nonqualified stock options, restricted stock, restricted stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries.

Item 13. Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the Proxy Statement for our 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2003. (See Part II.)

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	24

(3)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (Exhibit 3a to Form 10-K for the year ended December 31, 2000).

3b	Bylaws of Verizon, as amended and restated filed herewith.

4	No instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a	Description of Verizon Deferred Compensation Plan for Non-Employee Directors (Exhibit 10a to Form 10-K for the year ended December 31, 2000).*

10b	Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated (Exhibit 10a to Form 10-K for the year ended December 31, 1998).*

10c	Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE, as amended (Exhibit 10-1 to
GTE’s Form 10-K for the year ended December 31, 1997 and Exhibit 10.1 to GTE’s Form 10-K for the year ended December
31, 1998, File No. 1-2755).*

10d	GTE’s Directors’ Deferred Stock Unit Plan (Exhibit 10-8 to GTE’s Form 10-K for the year ended December 31, 1997, File No. 1-2755).*

10e	Description of Plan for Non-Employee Directors’ Travel Accident Insurance (Exhibit 10c to Form 10-K for the year ended December 31, 1999).*

10f	Bell Atlantic Directors’ Charitable Giving Program, as amended (Exhibit 10p to Form SE dated March 29, 1990 and Exhibit 10p to Form SE dated March 29, 1993).*

10g	GTE’s Charitable Awards Program (Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1- 2755).*

10h	NYNEX Directors’ Charitable Award Program (Exhibit 10i to Form 10-K for the year ended December 31, 2000).*

10i	Verizon Communications 2000 Broad-Based Incentive Plan (Exhibit 10h to Form 10-Q for the period ended September 30, 2000).*

10j	Verizon Communications Inc. Long-Term Incentive Plan (Appendix B to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10k	GTE’s Long-Term Incentive Plan, as amended (Exhibit B to GTE’s 1997 Proxy Statement and Exhibit 10.5 to GTE’s 1998
Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments (Exhibit 10l to Form 10-K
for the year ended December 31, 2000).*

10l	NYNEX 1990 Stock Option Plan, as amended (Exhibit No. 2 to NYNEX’s Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments (Exhibit 10m to Form 10-K for the year ended December 31, 2000).*

10m	NYNEX 1995 Stock Option Plan, as amended (Exhibit No. 1 to NYNEX’s Proxy Statement dated March 20, 1995, File No. 1-8608); Description of Amendments (Exhibit 10n to Form 10-K for the year ended December 31, 2000).*

10n	Verizon Communications Inc. Short-Term Incentive Plan (Appendix C to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10o	Verizon Communications Inc. Income Deferral Plan (Exhibit 10f to Form 10-Q for the period ended June 30, 2002).*

10p	GTE’s Supplemental Executive Retirement Plan, as amended (Exhibits 10-3, 10-3, 10-3 and 10-3 to GTE’s Form 10-K for the years ended December 31, 1991, 1992, 1993 and 1994, respectively, File No. 1-2755).*

10q	GTE’s Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10r	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997).*

10s	Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10t	GTE’s Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE’s Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10u	NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10v	Employment Agreement between Verizon and Charles R. Lee, as amended and supplemented (Exhibit 10x to Form 10-K for the year ended December 31, 2000, Exhibit 10e to Form 10-Q for the period ended June 30, 2002 and Exhibit 10 to the Form 10-Q for the period ended September 30, 2002 and by the exhibit filed herewith).*

10w	Amended and Restated Employment Agreement between Verizon and Ivan G. Seidenberg (Exhibit 10 to Form 10-Q for the period ended June 30, 2000).*

10x	Employment Agreement and stock option arrangements with respect to the stock of Grupo Iusacell, S.A. de C.V., between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000, Exhibit 10s to Form 10-K for the year ended December 31, 1993 and Exhibit 10q to Form 10-K for the year ended December 31, 1996).*

10y	Employment Agreement between Verizon and Mary Beth Bardin (Exhibit 10a to Form 10-Q for the period ended June 30, 2002).*

10z	Employment Agreement between Verizon and William P. Barr (Exhibit 10z to Form 10-Q for the period ended March 31, 2003).*

10aa	Employment Agreement between Verizon and David H. Benson (Exhibit 10b to Form 10-Q for the period ended June 30, 2002).*

10cc	Employment Agreement between Verizon and Doreen A. Toben (Exhibit 10d to Form 10-Q for the period ended June 30, 2002).*

10dd	Description of the Split-Dollar Insurance Arrangements for Lawrence T. Babbio and William P. Barr (Exhibit 10g to Form 10-Q for the period ended June 30, 2002).*

10ee	Employment Agreement between Verizon Wireless and Dennis F. Strigl (Exhibit 10f to Form 10-Q for the period ended September 30, 2000).*

10ff	NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608).*

10ff(i) Amendment to NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors (Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10gg	U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (Exhibit 10 to Form 10-Q for the period ended September 30, 1999).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2003. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Current Reports on Form 8-K filed during the quarter ended December 31, 2003:

A Current Report on Form 8-K, furnished on October 28, 2003, containing a press release announcing earnings for the third quarter ended September 30, 2003.

A Current Report on Form 8-K, furnished on November 17, 2003, containing a press release in connection with a presentation by Vice Chairman and President Lawrence T. Babbio Jr. on November 17, 2003 at the UBS Eighth Annual Global Communications Conference.

A Current Report on Form 8-K, furnished on December 9, 2003, containing a press release announcing an estimation of expected charges and ongoing saving associated with a voluntary separation plan.

Schedule II – Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2003, 2002 and 2001

		Additions		(dollars in millions)
Description	Balance at Beginning of Period	Charged To Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)	Balance at End of Period

Allowance for Uncollectible
Accounts Receivable:
Year 2003	$2,771	$1,803	$ 937	$3,124	$2,387
Year 2002	2,127	2,899	972	3,227	2,771
Year 2001	1,535	1,940	822	2,170	2,127

Valuation Allowance for Deferred Tax Assets:
Year 2003	$661	$844	$ –	$42	$1,463
Year 2002	1,574	103	–	1,016	661
Year 2001	441	1,133	–	–	1,574

Discontinued Businesses:
Year 2003	$151	$240	$ 60	$120	$331
Year 2002	219	(49)	–	19	151
Year 2001	286	(60)	–	7	219

Merger-Related Costs:
Year 2003	$–	$–	$ –	$–	$–
Year 2002	531	–	–	531	–
Year 2001	783	–	–	252	531

(a)	Allowance for Uncollectible Accounts Receivable includes (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us. Also includes amounts transferred from other accounts.
(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

Date: March 12, 2004	By:	/s/ David H. Benson
David H. Benson Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg	Chairman and Chief Executive Officer	March 12, 2004
Ivan G. Seidenberg

Principal Financial Officer:

/s/ Doreen A. Toben	Executive Vice President and Chief Financial Officer	March 12, 2004
Doreen A. Toben

Principal Accounting Officer:

/s/ David H. Benson	Senior Vice President and Controller	March 12, 2004
David H. Benson

Signatures – Continued

/s/ Ivan G. Seidenberg	Director	March 12, 2004
Ivan G. Seidenberg

/s/ James R. Barker	Director	March 12, 2004
James R. Barker

/s/ Richard L. Carrión	Director	March 12, 2004
Richard L. Carrión

/s/ Robert W. Lane	Director	March 12, 2004
Robert W. Lane

/s/ Sandra O. Moose	Director	March 12, 2004
Sandra O. Moose

/s/ Joseph Neubauer	Director	March 12, 2004
Joseph Neubauer

/s/ Thomas H. O’Brien	Director	March 12, 2004
Thomas H. O’Brien

/s/ Russell E. Palmer	Director	March 12, 2004
Russell E. Palmer

/s/ Hugh B. Price	Director	March 12, 2004
Hugh B. Price

/s/ Walter V. Shipley	Director	March 12, 2004
Walter V. Shipley

/s/ John R. Stafford	Director	March 12, 2004
John R. Stafford

/s/ Robert D. Storey	Director	March 12, 2004
Robert D. Storey