Form 10-Q
period 2004-03-31
VERIZON COMMUNICATIONS INC
filed 2004-05-07
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

At March 31, 2004, 2,770,311,607 shares of the registrant’s Common Stock were outstanding, after deducting 4,553,774 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2004	2003

Operating Revenues	$17,136	$16,490

Operating Expenses
Cost of services and sales (exclusive of items shown below)	5,510	5,124
Selling, general and administrative expense	5,703	4,292
Depreciation and amortization expense	3,428	3,367

Total Operating Expenses	14,641	12,783

Operating Income	2,495	3,707
Equity in earnings of unconsolidated businesses	199	148
Income from other unconsolidated businesses	72	19
Other income and (expense), net	(34)	57
Interest expense	(638)	(755)
Minority interest	(477)	(342)

Income Before Provision for Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	1,617	2,834
Provision for income taxes	(418)	(924)

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	1,199	1,910
Discontinued Operations
Loss from operations of Iusacell	–	(5)
Provision for income taxes	–	(2)

Loss on discontinued operations, net of tax	–	(7)
Cumulative Effect of Accounting Change, Net of Tax	–	503

Net Income	$1,199	$2,406

Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$.43	$.70
Loss on discontinued operations, net of tax	–	–
Cumulative effect of accounting change, net of tax	–	.18

Net Income	$.43	$.88

Weighted-average shares outstanding (in millions)	2,770	2,748

Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$.43	$.69
Loss on discontinued operations, net of tax	–	–
Cumulative effect of accounting change, net of tax	–	.18

Net Income	$.43	$.87

Weighted-average shares outstanding (in millions)	2,804	2,780

Dividends declared per common share	$.385	$.385

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2004	2003

Assets
Current assets
Cash and cash equivalents	$600	$699
Short-term investments	1,892	2,172
Accounts receivable, net of allowances of $2,366 and $2,387	9,499	9,905
Inventories	1,309	1,283
Prepaid expenses and other	3,894	4,234

Total current assets	17,194	18,293

Plant, property and equipment	181,754	180,975
Less accumulated depreciation	107,138	105,659

	74,616	75,316

Investments in unconsolidated businesses	5,770	5,789
Wireless licenses	40,924	40,907
Goodwill	1,379	1,389
Other intangible assets, net	4,552	4,733
Other assets	18,986	19,541

Total assets	$163,421	$165,968

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$6,320	$5,967
Accounts payable and accrued liabilities	12,701	14,699
Other	5,935	5,904

Total current liabilities	24,956	26,570

Long-term debt	38,132	39,413
Employee benefit obligations	17,184	16,759
Deferred income taxes	21,827	21,708
Other liabilities	3,643	3,704

Minority interest	24,184	24,348

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,774,865,381 shares and 2,772,313,619 shares issued)	277	277
Contributed capital	25,445	25,363
Reinvested earnings	9,542	9,409
Accumulated other comprehensive loss	(1,528)	(1,250)

	33,736	33,799
Less common stock in treasury, at cost	115	115
Less deferred compensation – employee stock ownership plans and other	126	218

Total shareowners’ investment	33,495	33,466

Total liabilities and shareowners’ investment	$163,421	$165,968

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2004	2003

Cash Flows from Operating Activities
Income before discontinued operations and cumulative effect of accounting change	$1,199	$1,910
Adjustments to reconcile income before discontinued operations and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	3,428	3,367
Employee retirement benefits	1,054	(78)
Deferred income taxes	124	421
Provision for uncollectible accounts	394	436
Income from unconsolidated businesses	(271)	(167)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,783)	495
Other, net	(107)	(582)

Net cash provided by operating activities	4,038	5,802

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(2,643)	(2,466)
Acquisitions, net of cash acquired, and investments	(34)	(169)
Proceeds from disposition of businesses	117	–
Net change in short-term investments	282	518
Other, net	189	24

Net cash used in investing activities	(2,089)	(2,093)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	500	1,946
Repayments of long-term borrowings and capital lease obligations	(2,049)	(3,580)
Increase in short-term obligations, excluding current maturities	572	1,576
Dividends paid	(1,065)	(1,056)
Proceeds from sale of common stock	80	256
Other, net	(86)	(142)

Net cash used in financing activities	(2,048)	(1,000)

Increase (decrease) in cash and cash equivalents	(99)	2,709
Cash and cash equivalents, beginning of period	699	1,422

Cash and cash equivalents, end of period	$600	$4,131

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Accounting Changes

Directory Accounting Change

During 2003, we changed our method for recognizing revenues and expenses in our directory business from the publication-date method to the amortization method. The publication-date method recognizes revenues and direct expenses when directories are published. Under the amortization method, revenues and direct expenses, primarily printing and distribution costs, are recognized over the life of the directory, which is usually 12 months. This accounting change affected the timing of the recognition of revenues and expenses. As required by generally accepted accounting principles (GAAP), the directory accounting change was recorded effective January 1, 2003. The cumulative effect of the accounting change was a one-time charge of $2,697 million ($1,647 million after-tax).

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested options in each period.

	Three Months Ended March 31,
(Dollars in Millions, Except Per Share Amounts)	2004	2003

Net Income, As Reported	$1,199	$2,406

Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	13	8
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(51)

Pro Forma Net Income	$1,181	$2,363

Earnings Per Share

Basic – as reported	$.43	$.88
Basic – pro forma	.43	.86

Diluted – as reported	$.43	$.87
Diluted – pro forma	.42	.85

After-tax compensation expense for other stock-based compensation included in net income as reported for the three months ended March 31, 2004 and 2003 was $51 million and $17 million, respectively.

Asset Retirement Obligations

We adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We determined that Verizon does not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. Consequently, in connection with the initial adoption of SFAS No. 143 we reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $3,499 million ($2,150 million after-tax).

3.    Strategic Actions

During the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax) related to employees that received lump-sum distributions during the quarter in connection with the previously announced voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. This charge was recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Also, during the first quarter of 2004 we recorded pretax charges of $43 million ($27 million after-tax) resulting from the early retirement of debt (see Note 7).

4.    Discontinued Operations

Discontinued operations represent the results of operations of Grupo Iusacell, S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. The loss reported by Iusacell in the first quarter of 2003 was primarily driven by its declining revenue base and the impact of fluctuations of the Mexican peso on Iusacell’s U.S. dollar-denominated debt. Included in the first quarter of 2003 loss from operations of $5 million ($7 million after-tax) were operating revenues of $109 million.

5.    Marketable Securities and Other Investments

We have investments in marketable securities, primarily bonds and mutual funds, which are considered “available-for-sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are included in our unaudited condensed consolidated balance sheets in Investments in Unconsolidated Businesses and Other Assets.

Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in Accumulated Other Comprehensive Loss. The fair values of our investments in marketable securities are determined based on market quotations.

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

We continually evaluate our other investments in unconsolidated businesses and other long-lived assets for impairment. As of March 31, 2004, no impairments were determined to exist.

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income. The preferred stock was received in 2000 in connection with the sale of access lines in Iowa.

6.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

(Dollars in Millions)	Domestic Telecom	Domestic Wireless	Information Services	International	Corporate & Other	Total

Balance at December 31, 2003	$314	$–	$631	$444	$–	$1,389
Goodwill reclassifications and other	–	–	(9)	(1)	–	(10)

Balance at March 31, 2004	$314	$–	$622	$443	$–	$1,379

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

	At March 31, 2004		At December 31, 2003
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$3,441	$2,481	$3,441	$2,362
Non-network internal-use software (3 to 7 years)	5,922	2,391	5,799	2,208
Other (2 to 30 years)	88	27	86	23

Total	$9,451	$4,899	$9,326	$4,593

Unamortized intangible assets:
Wireless licenses	$40,924		$40,907

Intangible asset amortization expense was $345 million and $342 million for the three months ended March 31, 2004 and 2003, respectively. It is estimated to be $1,036 million for the remainder of 2004, $1,209 million in 2005, $797 million in 2006, $512 million in 2007 and $339 million in 2008, primarily related to customer lists and non-network internal-use software.

7.    Debt

Debt Issuances/Redemptions

In March 2004, Verizon Global Funding Corp. (Verizon Global Funding) issued $500 million of 13-month floating rate exchangeable notes at par value. The notes may be exchanged periodically into similar notes until 2011.

During the first quarter of 2004, we redeemed several debt issuances: Verizon Virginia Inc. $125 million 7% debentures due July 15, 2025; Verizon New York Inc. $250 million 7% debentures due August 15, 2025; Verizon New York Inc. $450 million 7.25% debentures due February 15, 2024; and Verizon Florida Inc. $200 million 7.41% Series B debentures due December 15, 2023. In addition, on April 2, 2004, we issued a redemption notice for $250 million 8.07% debentures due April 15, 2024 issued by Verizon California Inc.

Support Agreements

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $15,805 million at March 31, 2004. The carrying value of the available assets reflected in our unaudited condensed consolidated balance sheets was approximately $56.6 billion at March 31, 2004.

Exchangeable Notes

Previously, Verizon Global Funding issued two series of notes: $2,455 million of 5.75% senior exchangeable notes due on April 1, 2003 that were exchangeable into shares of Telecom Corporation of New Zealand Limited (the 5.75% Notes) and $3,180 million of 4.25% senior exchangeable notes due on September 15, 2005 that, in connection with a restructuring of Cable & Wireless Communications plc in 2000 and the bankruptcy of NTL Incorporated (NTL) in 2002, were exchangeable into shares of Cable & Wireless plc and a combination of shares and warrants in the reorganized NTL entities (the 4.25% Notes).

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

Debt Covenants

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

8.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003

Net Income	$1,199	$2,406

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(251)	28
Unrealized gain (loss) on marketable securities	12	(6)
Unrealized derivative losses on cash flow hedges	(21)	(32)
Minimum pension liability adjustment	(18)	(20)

	(278)	(30)

Total Comprehensive Income	$921	$2,376

The unrealized foreign currency translation loss in the first quarter of 2004 is primarily driven by the impact of the euro on our investment in Vodafone Omnitel N.V. and by unrealized foreign currency translation losses at Verizon Dominicana, C. por A. and Compañia Anónima Nacional Teléfonos de Venezuela.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At March 31, 2004	At December 31, 2003

Foreign currency translation adjustments	$(911)	$(660)
Unrealized gains on marketable securities	36	24
Unrealized derivative losses on cash flow hedges	(75)	(54)
Minimum pension liability adjustment	(578)	(560)

Accumulated other comprehensive loss	$(1,528)	$(1,250)

9.    Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)	2004	2003

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,199	$1,910
Loss on discontinued operations, net of tax	–	(7)
Cumulative effect of accounting change, net of tax	–	503

Net income	$1,199	$2,406

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,199	$1,910
After-tax minority interest expense related to exchangeable equity interest	6	5

Income before discontinued operations and cumulative effect of accounting change – after assumed conversion of dilutive securities	1,205	1,915
Loss on discontinued operations, net of tax	–	(7)
Cumulative effect of accounting change, net of tax	–	503

Net income after assumed conversion of dilutive securities	$1,205	$2,411

Basic Earnings Per Common Share
Weighted-average shares outstanding – basic	2,770	2,748

Income before discontinued operations and cumulative effect of accounting change	$.43	$.70
Loss on discontinued operations, net of tax	–	–
Cumulative effect of accounting change, net of tax	–	.18

Net income	$.43	$.88

Diluted Earnings Per Common Share
Weighted-average shares outstanding	2,770	2,748
Effect of dilutive securities:
Stock options	5	4
Exchangeable equity interest	29	28

Weighted-average shares – diluted	2,804	2,780

Income before discontinued operations and cumulative effect of accounting change	$.43	$.69
Loss on discontinued operations, net of tax	–	–
Cumulative effect of accounting change, net of tax	–	.18

Net income	$.43	$.87

Stock options for 243 million shares for the three months ended March 31, 2004 and 228 million shares for the three months ended March 31, 2003 were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003

External Operating Revenues
Domestic Telecom	$9,423	$9,764
Domestic Wireless	6,149	5,074
Information Services	999	1,021
International	462	511

Total segments	17,033	16,370
Reconciling items	103	120

Total consolidated – reported	$17,136	$16,490

Intersegment Revenues
Domestic Telecom	$191	$177
Domestic Wireless	13	12
Information Services	–	–
International	6	6

Total segments	210	195
Reconciling items	(210)	(195)

Total consolidated – reported	$–	$–

Total Operating Revenues
Domestic Telecom	$9,614	$9,941
Domestic Wireless	6,162	5,086
Information Services	999	1,021
International	468	517

Total segments	17,243	16,565
Reconciling items	(107)	(75)

Total consolidated – reported	$17,136	$16,490

Operating Income
Domestic Telecom	$1,490	$2,087
Domestic Wireless	1,202	874
Information Services	472	502
International	116	136

Total segments	3,280	3,599
Reconciling items	(785)	108

Total consolidated – reported	$2,495	$3,707

Segment Income
Domestic Telecom	$697	$1,007
Domestic Wireless	318	218
Information Services	287	300
International	281	266

Total segment income	1,583	1,791
Reconciling items	(384)	615

Total consolidated net income – reported	$1,199	$2,406

(Dollars in Millions)	At March 31, 2004	At December 31, 2003

Assets
Domestic Telecom	$80,021	$82,087
Domestic Wireless	65,329	65,166
Information Services	2,573	2,431
International	11,268	11,872

Total segments	159,191	161,556
Reconciling items	4,230	4,412

Total consolidated	$163,421	$165,968

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003

Total Operating Revenues
Corporate, eliminations and other	$ (107)	$ (75)

	$ (107)	$ (75)

Operating Income
Severance, pension and benefit charges (see Note 3)	$ (728)	$ –
Corporate and other	(57)	108

	$ (785)	$ 108

Net Income
Severance, pension and benefit charges (see Note 3)	$ (446)	$ –
Sales of investments, net (see Note 5)	43	–
Other special items (see Note 3)	(27)	–
Loss on discontinued operations – Iusacell (see Note 4)	–	(7)
Cumulative effect of accounting change (see Note 2)	–	503
Corporate and other	46	119

	$ (384)	$ 615

Financial information for International excludes the effects of Iusacell (see Note 4).

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as lease financing, and asset impairments and expenses that are not allocated in assessing segment performance due to their non-recurring nature.

We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

11.    Employee Benefits

We maintain noncontributory defined benefit pension plans for substantially all employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Cost

The following table summarizes the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2004	2003	2004	2003

Service cost	$173	$192	$70	$39
Interest cost	542	599	378	268
Expected return on plan assets	(875)	(1,023)	(101)	(96)
Amortization of transition asset	(1)	(10)	1	1
Amortization of prior service cost	14	5	60	(4)
Actuarial loss (gain), net	13	(80)	50	31

Net periodic benefit (income) cost	(134)	(317)	458	239

Termination benefits	2	–	–	–
Settlement loss	728	–	–	–

Total cost	$596	$(317)	$458	$239

Employer Contributions

In 2004, we expect to contribute $266 million to our qualified pension trusts, including $138 million for Telecomunicaciones de Puerto Rico, Inc., $161 million to our other nonqualified pension plans and $1,149 million to our other postretirement benefit plans. During the three months ended March 31, 2004, we contributed $65 million to our other qualified pension trusts, $45 million to our nonqualified pension plans and $319 million to our other postretirement benefit plans. Federal legislation on pension funding relief was enacted on April 10, 2004. The legislation provides temporary funding relief for the 2004 and 2005 plan years, principally replacing the 30-year treasury rate with a higher corporate bond rate for determining current liability. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003 continue to be accurate.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the fourth quarter of 2003. We anticipate the recognition of the Medicare Drug Act to decrease our accumulated postretirement benefit obligation by $1,256 million and we anticipate our net postretirement benefit cost will be reduced by approximately $144 million in 2004. During the quarter ended March 31, 2004, the Medicare Drug Act has reduced our net postretirement benefit cost by $36 million. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could impact our current accounting for the effects of the Medicare Drug Act.

Severance Benefits

During the three months ended March 31, 2004, we paid severance benefits of $1,209 million. At March 31, 2004, we had a remaining severance liability of $1,062 million, which includes future contractual payments to employees separated as of March 31, 2004.

12.    Guarantees of Subsidiary Debt

Verizon has guaranteed the following two obligations of indirect wholly owned operating subsidiaries: $480 million 7% debentures series B, due 2042 issued by Verizon New England Inc. and $300 million 7% debentures series F issued by Verizon South Inc. due 2041. These guarantees are full and unconditional and would require Verizon to make scheduled payments immediately if either of the two subsidiaries failed to do so. Both of these securities were issued in denominations of $25 and were sold primarily to retail investors and are listed on the New York Stock Exchange. SEC rules permit us to include condensed consolidating financial information for these two subsidiaries in our periodic SEC reports rather than filing separate subsidiary periodic SEC reports.

Below is the condensed consolidating financial information. Verizon New England and Verizon South are presented in separate columns. The column labeled Parent represents Verizon’s investments in all of its subsidiaries under the equity method and the Other column represents all other subsidiaries of Verizon on a combined basis. The Adjustments column reflects intercompany eliminations.

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$992	$234	$15,992	$(82)	$17,136
Operating expenses	109	986	192	13,436	(82)	14,641

Operating income (loss)	(109)	6	42	2,556	–	2,495
Equity in earnings of unconsolidated businesses	1,213	19	–	169	(1,202)	199
Income from other unconsolidated businesses	–	–	–	72	–	72
Other income and (expense), net	14	7	1	(43)	(13)	(34)
Interest expense	(5)	(41)	(16)	(578)	2	(638)
Minority interest	–	–	–	(477)	–	(477)

Income (loss) before provision for income taxes	1,113	(9)	27	1,699	(1,213)	1,617
Income tax benefit (provision)	86	17	(10)	(511)	–	(418)

Net income	$1,199	$8	$17	$1,188	$(1,213)	$1,199

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$1,035	$238	$15,286	$(69)	$16,490
Operating expenses	(31)	856	165	11,862	(69)	12,783

Operating income	31	179	73	3,424	–	3,707
Equity in earnings (loss) of unconsolidated businesses	2,309	(46)	–	189	(2,304)	148
Income (loss) from other unconsolidated businesses	(10)	–	–	29	–	19
Other income and (expense), net	38	1	3	22	(7)	57
Interest expense	(11)	(43)	(20)	(683)	2	(755)
Minority interest	–	–	–	(342)	–	(342)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	2,357	91	56	2,639	(2,309)	2,834
Income tax benefit (provision)	49	(54)	(22)	(897)	–	(924)

Income before discontinued operations and cumulative effect of accounting change	2,406	37	34	1,742	(2,309)	1,910
Loss on discontinued operations, net of tax	–	–	–	(7)	–	(7)
Cumulative effect of accounting change, net of tax	–	369	47	87	–	503

Net income	$2,406	$406	$81	$1,822	$(2,309)	$2,406

Condensed Consolidating Balance Sheets

At March 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$–	$–	$–	$600	$–	$600
Short-term investments	–	155	31	1,706	–	1,892
Accounts receivable, net	–	941	146	9,394	(982)	9,499
Other current assets	4,742	252	148	4,916	(4,855)	5,203

Total current assets	4,742	1,348	325	16,616	(5,837)	17,194

Plant, property and equipment, net	1	6,638	1,255	66,722	–	74,616
Investments in unconsolidated businesses	30,972	117	–	6,310	(31,629)	5,770
Other assets	166	579	369	64,957	(230)	65,841

Total assets	$35,881	$8,682	$1,949	$154,605	$(37,696)	$163,421

Debt maturing within one year	$30	$208	$–	$11,023	$(4,941)	$6,320
Other current liabilities	2,151	1,365	199	15,817	(896)	18,636

Total current liabilities	2,181	1,573	199	26,840	(5,837)	24,956
Long-term debt	145	2,984	900	34,333	(230)	38,132
Employee benefit obligations	58	1,806	217	15,103	–	17,184
Deferred income taxes	–	583	231	21,013	–	21,827
Other liabilities	2	233	39	3,369	–	3,643
Minority interest	–	–	–	24,184	–	24,184
Total shareowners’ investment	33,495	1,503	363	29,763	(31,629)	33,495

Total liabilities and shareowners’ investment	$35,881	$8,682	$1,949	$154,605	$(37,696)	$163,421

Condensed Consolidating Balance Sheets

At December 31, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$–	$–	$–	$699	$–	$699
Short-term investments	–	200	40	1,932	–	2,172
Accounts receivable, net	3	1,117	162	10,424	(1,801)	9,905
Other current assets	5,201	380	192	5,073	(5,329)	5,517

Total current assets	5,204	1,697	394	18,128	(7,130)	18,293
Plant, property and equipment, net	1	6,751	1,280	67,284	–	75,316
Investments in unconsolidated businesses	30,869	117	–	6,354	(31,551)	5,789
Other assets	152	610	385	65,433	(10)	66,570

Total assets	$36,226	$9,175	$2,059	$157,199	$(38,691)	$165,968

Debt maturing within one year	$30	$513	$–	$11,125	$(5,701)	$5,967
Other current liabilities	2,484	1,739	301	17,508	(1,429)	20,603

Total current liabilities	2,514	2,252	301	28,633	(7,130)	26,570
Long-term debt	145	2,749	900	35,629	(10)	39,413
Employee benefit obligations	99	1,787	216	14,657	–	16,759
Deferred income taxes	–	602	238	20,868	–	21,708
Other liabilities	2	235	39	3,428	–	3,704
Minority interest	–	–	–	24,348	–	24,348
Total shareowners’ investment	33,466	1,550	365	29,636	(31,551)	33,466

Total liabilities and shareowners’ investment	$36,226	$9,175	$2,059	$157,199	$(38,691)	$165,968

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2004
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$1,256	$248	$9	$4,025	$(1,500)	$4,038
Net cash from investing activities	–	(108)	10	(1,962)	(29)	(2,089)
Net cash from financing activities	(1,256)	(140)	(19)	(2,162)	1,529	(2,048)

Net decrease in cash	$–	$–	$–	$(99)	$–	$(99)

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2003
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$3,064	$352	$35	$4,287	$(1,936)	$5,802
Net cash from investing activities	–	(120)	(21)	(2,022)	70	(2,093)
Net cash from financing activities	(3,064)	(232)	(14)	444	1,866	(1,000)

Net increase in cash	$–	$–	$–	$2,709	$–	$2,709

13.    Commitments and Contingencies

Several state and federal regulatory proceedings may require our telephone operations to pay penalties or to refund to customers a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal actions, including environmental matters, that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the Hicksville matters described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations.

During 2003, under a government-approved plan, remediation of the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s commenced. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in the fourth quarter of 2003. We expect overall remediation efforts, including soil and ground water remediation and property costs, to take place over the next several years, and our cost estimates may be revised as remediation continues.

There are also litigation matters associated with the Hicksville site primarily involving personal injury claims in connection with alleged emissions arising from operations in the 1950s and 1960s at the Hicksville site. These matters are in various stages, and no trial date has been set.

Under the terms of an investment agreement, Vodafone Group Plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times between 2003 and 2007 at its then fair market value. In the event Vodafone exercises its put rights, we have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion during a 61-day period opening on June 10 and closing on August 9 in 2004, and the remainder, which may not exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2005 through 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

14.    Subsequent Event

Verizon has several significant business relationships with MCI, both as a customer for our services and a supplier of services. On April 20, 2004, MCI emerged from bankruptcy proceedings. We have reached resolution with MCI in connection with pre-bankruptcy receivables and payables and other disputes between Domestic Telecom and MCI. The financial statement impact of resolving those matters will be recorded in the second quarter of 2004.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 141 million access line equivalents and 38.9 million wireless customers. Verizon is the third largest long distance carrier for U.S. consumers, with 17.6 million long distance lines, and the company is also the largest directory publisher in the world, as measured by directory titles and circulation. Verizon’s international presence extends primarily to the Americas, as well as investments in Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of over 205,000 employees.

We are comprised of four strategic business units: Domestic Telecom, Domestic Wireless, Information Services and International. Domestic Telecom includes local, long distance and other communications services. Domestic Wireless products and services include wireless voice and data services and equipment sales. Information Services consists of our domestic and international directory publishing businesses and electronic commerce services. International operations include wireline and wireless communications operations and investments primarily in the Americas and Europe.

The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and analyzing and understanding business trends. While most key economic indicators impact our operations to some degree, including gross domestic product, we have noted higher correlations to housing starts, non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflation and unemployment rates.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line losses, to the higher growth markets such as wireless, digital subscriber lines (DSL), long distance and other data services as well as expanded services to enterprise markets. In the first quarter of 2004, more than 50% of our revenues were earned in these growth areas, compared to 45% in the first quarter of 2003. Verizon reported consolidated revenue growth of 3.9% in the first quarter of 2004 compared to the first quarter of 2003, led by 21.2% higher revenue at Domestic Wireless. In addition, Verizon added 1.4 million wireless customers, 345,000 DSL lines, 1.0 million long distance lines and 500 Enterprise Advance sales in the first quarter of 2004.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses through technology-assisted productivity improvements. The effect of these and other efforts, such as 2003’s labor agreements and voluntary separation plans, has been to significantly change the company’s cost structure. Verizon now has significantly lower workforce levels, which will provide ongoing expense benefits. Domestic Telecom’s salary and wage expenses declined by more than $200 million in the current quarter compared to the first quarter of 2003 largely as a result of last year’s voluntary separation plans.

•

Capital Allocation – Capital spending has been, and will continue to be directed toward growth markets. High-speed wireless data (EV-DO), replacement of copper lines with fiber optics to the home, as well as voice over the Internet and expanded services to enterprise markets, are examples of areas of capital spending in support of these growth markets.

•

Cash Flow Generation – The financial statements reflect the emphasis of management in not only directing resources to growth markets, but also using cash provided by our operating and investing activities for repayments of debt in addition to providing a stable dividend to our shareowners.

Supporting these key focus areas are continuing initiatives to more effectively package and add more value to our products and services. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers. In 2004, we have begun expanding our bundles to include video to the retail bundle through an agreement with DIRECTV and plan to add iobism and Verizon One later in the year. In our enterprise markets, we are expanding our presence by completing the build-out of our nationwide network and expanding our portfolio of advanced data services. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses in recent years that have contributed to declining Domestic Telecom revenues over the past three years. In our wireless business, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business.

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

Consolidated Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Domestic Telecom	$9,614	$9,941	(3.3)%
Domestic Wireless	6,162	5,086	21.2
Information Services	999	1,021	(2.2)
International	468	517	(9.5)
Corporate & Other	(107)	(75)	42.7

Consolidated Revenues	$17,136	$16,490	3.9

Consolidated revenues in the first quarter of 2004 were higher by $646 million, or 3.9% compared to first quarter of 2003 revenues. This increase was primarily the result of significantly higher revenues at Domestic Wireless, partially offset by lower revenues at Domestic Telecom and International.

Domestic Wireless’s revenues increased by $1,076 million, or 21.2% in the first quarter of 2004, compared to the first quarter of 2003, as a result of a 16.8% increase in subscribers and higher revenue per customer per month. Average service revenue per customer per month (ARPU) increased by 1.8% to $48.04 in the 2004 period compared to the first quarter of 2003, primarily due to a higher proportion of subscribers on higher access price plan offerings as well as an increase in data revenues per subscriber, partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Domestic Telecom’s revenues in the first quarter of 2004 were lower than the similar period in 2003 by $327 million, or 3.3% primarily due to lower local and network access services, partially offset by higher long distance revenues. The decline in local service revenues of $219 million, or 4.5% in the first quarter of 2004 compared to the first quarter of 2003 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 4.3% decline in switched access lines in service from a year ago. This revenue decline was mainly driven by the effects of competition, regulatory pricing rules for unbundled network elements (UNEs) and technology substitution, including switching from traditional landline to wireless services and a shift of basic business access lines to high-speed, high-volume special access lines. In addition, our network access revenues declined in the first quarter of 2004 by $225 million, or 6.8% compared to the similar period in 2003 principally due to decreasing switched minutes of use (MOUs) and access lines, as well as price reductions associated with federal and state price cap filings and other regulatory decisions. Further, our special access revenues in the first quarter of 2004 were negatively impacted by a reduction in rates for modem aggregation services provided to MCI under Verizon’s

CyberPOP tariff. These declining network access service revenue factors were partially offset by higher demand for high capacity and digital data services. Domestic Telecom’s long distance service revenues increased by $117 million, or 13.3% in the first quarter of 2004 compared to the similar period of 2003 principally as a result of customer growth from our interLATA long distance services. In 2003, we received final Federal Communications Commission (FCC) approval to offer long distance services in our remaining three jurisdictions and began offering long distance services throughout the United States, capping a seven-year effort.

Revenues generated by our International segment decreased $49 million, or 9.5% in the first quarter of 2004 compared to the similar period in 2003 primarily due to declining foreign exchange rates in the Dominican Republic.

Consolidated Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Cost of services and sales	$5,510	$5,124	7.5%
Selling, general and administrative expense	5,703	4,292	32.9
Depreciation and amortization expense	3,428	3,367	1.8

Consolidated Operating Expenses	$14,641	$12,783	14.5

Cost of Services and Sales

Cost of services and sales of $5,510 million increased by $386 million, or 7.5% in the first quarter of 2004 compared to the first quarter of 2003. This increase was driven by higher net pension and other postretirement benefit expenses, principally at Domestic Telecom. As of December 31, 2003, Verizon evaluated key employee benefit plan assumptions in response to current conditions in the securities markets and lowered the discount rate assumption from 6.75% in 2003 to 6.25% in 2004, consistent with interest rate levels at the end of 2003. Further, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording health care costs as if there were no caps in the fourth quarter of 2003 relative to these union contracts. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, resulted in net pension and other postretirement benefit expense of approximately $275 million (primarily in cost of services and sales) in the first quarter of 2004, compared to pension income, net of other postretirement benefit expense of $80 million in the first quarter of 2003.

Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including wireless, long distance and DSL and higher access and transport costs primarily due to a favorable adjustment of approximately $80 million recorded in the first quarter of 2003. Higher wireless network costs were associated with Domestic Wireless MOU growth and higher equipment costs associated with Domestic Wireless customer additions and equipment upgrades.

These expense increases were partially offset by salary and wage expense reductions of more than $200 million as a result of work force reductions of approximately 19,800 employees at Domestic Telecom over the past year, principally in connection with a voluntary separation plan announced in the fourth quarter of 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense of $5,703 million was $1,411 million, or 32.9% higher in the first quarter of 2004 compared to the similar period of 2003. This increase was driven by higher 2004 special charges of $728 million, higher salary and benefits costs of $201 million associated with an increase in the employee base at Domestic Wireless, primarily in customer care and sales channels and higher benefits expense, and higher sales commissions of $61 million related to an increase in wireless customer additions during the first quarter of 2004. In addition, costs increased as a result of higher pension and benefit costs as described above, higher non-income taxes principally related to gross receipts and property, increased advertising costs associated with the launch of bundles and packages and higher professional and general costs. These cost increases were partially offset by a gain on the sale of a small business unit and by the effect of work force reductions.

Special charges recorded in the first quarter of 2004 in selling, general and administrative expense related to pension settlement losses of $728 million incurred in connection with the voluntary separation of approximately 21,000 employees in the fourth quarter of 2003 that received lump-sum distributions during the quarter.

Depreciation and Amortization Expense

Depreciation and amortization expense of $3,428 million increased by $61 million, or 1.8% in the first quarter of 2004 compared to the first quarter of 2003. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets and higher software amortization costs, partially offset by lower rates of depreciation on telephone plant.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased by $51 million, or 34.5% in the first quarter of 2004 compared to the similar period in 2003. The increase was primarily the result of continued operational growth of Verizon’s equity investments in Vodafone Omnitel N.V. (Vodafone Omnitel) and Compañia Anónima Nacional Teléfonos de Venezuela (CANTV).

Income From Other Unconsolidated Businesses

Income from other unconsolidated businesses increased by $53 million in the first quarter of 2004 compared to the similar period in 2003. The increase was primarily attributable to a pretax gain of $43 million recorded in connection with the sale of an investment in Iowa Telecom preferred stock in the current quarter.

Other Income and (Expense), Net

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Interest income	$52	$58	(10.3)%
Foreign exchange gains (losses), net	(24)	1	nm
Other, net	(62)	(2)	nm

Total	$(34)	$57	nm

nm – Not meaningful

The changes in other income and expense, net were primarily due to unfavorable changes in foreign exchange rates and other losses in the first quarter of 2004 compared to the first quarter of 2003. Higher foreign exchange losses were recorded in the first quarter of 2004 by Verizon Dominicana, C. por A. (Verizon Dominicana), which uses the Dominican Republic peso as its functional currency. Higher other, net expenses were driven by costs of $43 million recorded during the first quarter of 2004 in connection with the early retirement of debt.

Interest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Interest expense	$638	$755	(15.5)%
Capitalized interest costs	35	35	–

Total interest costs on debt balances	$673	$790	(14.8)

Average debt outstanding	$45,442	$53,442	(15.0)
Effective interest rate	5.9%	5.9%	–

The decrease in interest costs for the three months ended March 31, 2004, compared to the similar period in 2003, was due to lower average debt levels.

Minority Interest

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Minority Interest	$477	$342	39.5%

The increase in minority interest expense for the three months ended March 31, 2004, compared to the similar period in 2003, is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Provision for Income Taxes	$418	$924	(54.8)%
Effective income tax rate	25.9%	32.6%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. Our effective income tax rate for the three months ended March 31, 2004 was favorably impacted by tax benefits resulting from an Internal Revenue Service audit settlement and a benefit related to a deferred tax balance adjustment. In addition, we recorded a gain and expense credits during the current year quarter that were not taxable.

Discontinued Operations

Discontinued operations represent the results of operations of Grupo Iusacell, S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. The loss reported by Iusacell in the first quarter of 2003 was primarily driven by its declining revenue base and the impact of fluctuations of the Mexican peso on Iusacell’s U.S. dollar-denominated debt.

Cumulative Effect of Accounting Change

Directory Accounting Change

During 2003, we changed our method for recognizing revenues and expenses in our directory business from the publication-date method to the amortization method. The publication-date method recognizes revenues and direct expenses when directories are published. Under the amortization method, revenues and direct expenses, primarily printing and distribution costs, are recognized over the life of the directory, which is usually 12 months. This accounting change affected the timing of the recognition of revenues and expenses. As required by generally accepted accounting principles, the directory accounting change was recorded effective January 1, 2003. The cumulative effect of the accounting change was a one-time charge of $2,697 million ($1,647 million after-tax, or $.59 per diluted share).

Impact of SFAS No. 143

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We determined that Verizon does not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. Consequently, in connection with the initial adoption of SFAS No. 143 we reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $3,499 million ($2,150 million after-tax, or $.77 per diluted share).

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, Information Services and International. You can find additional information about our segments in Note 10 to the unaudited condensed consolidated financial statements.

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

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Local services	$4,681	$4,900	(4.5)%
Network access services	3,099	3,324	(6.8)
Long distance services	998	881	13.3
Other services	836	836	–

	$9,614	$9,941	(3.3)

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from UNEs, interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

The decline in local service revenues of $219 million, or 4.5% was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 4.3% decline in switched access lines in service from a year ago. This revenue decline was mainly driven by the effects of competition, regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs, which mandate lower prices for other carriers that use our facilities to provide local exchange services, are putting downward pressure on our revenues by shifting the mix of access lines from retail to wholesale. We added 508,000 UNE platform lines in the first quarter of 2004, bringing total UNE platform provisioned lines to 5.5 million at March 31, 2004, compared to 3.6 million a year ago. Technology substitution also affected local service revenue growth in both years, as indicated by declining demand for residential access lines of 4.0% in the first quarter of 2004 compared to a year ago, as more customers substituted wireless services for traditional landline services. At the same time, basic business access lines have declined 4.6% in the first quarter of 2004 compared to the first quarter of 2003, primarily reflecting a shift to high-speed, high-volume special access lines.

We continue to seek opportunities to retain and win-back customers. Our Freedom service plans offer local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Since January 2003, we have introduced our Freedom service plans in 17 key markets, which cover approximately 85% of consumer access lines. For small businesses, we have also rolled out Verizon Freedom for Business in nine markets, covering approximately 77% of business access lines. As of March 31, 2004, approximately 51% of Verizon’s residential customers have purchased local services in combination with either Verizon long distance or Verizon DSL, or both.

Network Access Services

Network access services revenues are earned from end-user customers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services. Further, network access revenues include our DSL services.

In the first quarter of 2004, our network access revenues declined by $225 million, or 6.8% principally due to decreasing switched MOUs and access lines, as well as price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs declined in 2004 by 3.9% from a year ago, reflecting the impact of access line loss and wireless substitution. Further, our special access revenues in the first quarter of 2004 were negatively impacted by a reduction in rates for modem aggregation services provided to MCI under Verizon’s CyberPOP tariff. Under the CyberPOP agreement, we provided access circuits for MCI’s managed modem business. This rate reduction was necessary in order to avoid rejection and termination of the CyberPOP agreement by MCI in its bankruptcy case and the total loss of revenues that would have resulted.

These factors were partially offset by higher customer demand for high capacity and digital data services that grew 2.9% in the first three months of 2004, compared to the first quarter of 2003. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, offset by lessening demand for older, low-speed data products and services. Voice-grade equivalents (switched access lines and data circuits) grew 3.3% in the first quarter of 2004, compared to the similar period in 2003, as customers chose more high-capacity digital services. We added 345,000 new DSL lines in the first quarter of 2004, for a total of 2.7 million lines at March 31, 2004, representing a 45.6% increase from a year ago.

The FCC regulates the rates that we charge long distance carriers and end-user customers for interstate access services. See “Other Factors That May Affect Future Results – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements and broadband services.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $117 million, or 13.3%, principally as a result of customer growth from our interLATA long distance services. As of March 31, 2004, we added approximately 4.5 million long distance lines or a 33.8% increase from a year ago, for a total of 17.6 million long distance lines nationwide. The introduction of our Freedom service plans continues to stimulate growth in long distance services. In 2003, we received final FCC approval to offer long distance services in our remaining three jurisdictions and began offering long distance services throughout the United States, capping a seven-year effort. As of March 31, 2004, approximately 45% of our local wireline residential customers have chosen Verizon as their long distance carrier.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses.

Revenues from other services in the first quarter of 2004 remained unchanged from a year ago. The revenue increases resulting from higher sales of voice and data customer premises equipment services were substantially offset by declines in business volumes related to billing and collection services, pay phone services and supply sales.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Cost of services and sales	$3,718	$3,523	5.5%
Selling, general and administrative expense	2,149	2,000	7.5
Depreciation and amortization expense	2,257	2,331	(3.2)

	$8,124	$7,854	3.4

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

The increase in cost of services and sales of $195 million, or 5.5% was mainly driven by increased pension and other postretirement benefit costs. As of December 31, 2003, Verizon evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.75% in 2003 to 6.25% in 2004, consistent with interest rate levels at the end of 2003. Further, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording health care costs as if there were no caps in the fourth quarter of 2003 relative to these union contracts. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, resulted in pension and other postretirement benefit expense of approximately $214 million (primarily in cost of services and sales) in the first quarter of 2004, compared to pension income, net of other postretirement benefit expense of $108 million in the first quarter of 2003. Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses such as long distance and DSL and higher access and transport costs primarily due to a favorable adjustment of approximately $80 million recorded in the first quarter of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required, and accordingly, we adjusted our first quarter 2003 operating expenses. These expense increases were partially offset by the effect of work force reductions of approximately 19,800 employees, or 12.5%, over the past year, principally in connection with a voluntary separation plan announced in the fourth quarter of 2003.

See “Other Factors That May Affect Future Results – Intercarrier Compensation” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expense increased by $149 million, or 7.5% primarily as a result of higher pension and benefit costs as described above, higher non-income taxes principally related to gross receipts and property, increased advertising costs associated with the launch of bundles and packages and higher professional and general costs. These cost increases were partially offset by a gain on the sale of a small business unit and by the effect of work force reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $74 million, or 3.2% in the first quarter of 2004 compared to the first quarter of 2003. This decrease was mainly driven by a decline in depreciation expense of $97 million principally due to the effect of lower rates of depreciation, partially offset by growth in depreciable telephone plant. Amortization expense increased $23 million primarily due to a higher level of capitalized non-network software.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Segment Income	$697	$1,007	(30.8)%

Segment income decreased by $310 million, or 30.8% in the first quarter of 2004 compared to the similar period in 2003, primarily as a result of the after-tax impact of operating revenues and operating expenses described above. Special and non-recurring items not included in Domestic Telecom’s segment income totaled $418 million and $(2,052) million for the three months ended March 31, 2004 and 2003, respectively. Special and non-recurring charges included in the first quarter of 2004 related to pension settlement losses for employees that received lump-sum distributions during the quarter under a voluntary separation plan, costs associated with the early retirement of debt and a gain on the sale of an investment. The special items in the similar period of 2003 related to a net gain recorded in connection with the adoption of SFAS No. 143 and the directory accounting change.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Wireless sales and services	$6,162	$5,086	21.2%

Domestic Wireless’s total revenues grew by $1,076 million, or 21.2% in the first quarter of 2004 compared to the similar period in 2003. Service revenue of $5,501 million grew by $841 million, or 18.0% in the first quarter of 2004 compared to the similar period in 2003. This increase was primarily due to the 16.8% increase in subscribers as well as an increase in ARPU of 1.8% to $48.04.

Our Domestic Wireless segment ended the first quarter of 2004 with 38.9 million subscribers, compared to 33.3 million subscribers at the end of the first quarter of 2003. Domestic Wireless added 1.4 million customers during the first quarter of 2004, compared to 833,000 during the first quarter of 2003. Retail gross additions were 8.6% higher than the first quarter of 2003. Approximately 36.8 million, or almost 95% of our Domestic Wireless customers subscribe to digital service, compared to 89% in the first quarter of 2003. The overall composition of our Domestic Wireless customer base as of March 31, 2004 was 91% retail postpaid, 5% retail prepaid and 4% resellers. In addition, our average monthly churn rate, the rate at which customers disconnect service, was 1.6%, compared to 2.1% in the first quarter of 2003.

ARPU increased in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a higher proportion of subscribers on higher access price plan offerings as well as an increase in data revenue per subscriber. Data revenue increased to $200 million in the first quarter of 2004, compared to $72 million for the first quarter of 2003. As of March 31, 2004, data revenue accounted for 3.6% of service revenue, compared to 1.5% as of March 31, 2003. This ARPU increase was partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Cost of services and sales	$1,658	$1,439	15.2%
Selling, general and administrative expense	2,247	1,866	20.4
Depreciation and amortization expense	1,055	907	16.3

	$4,960	$4,212	17.8

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as costs of roaming, long distance and equipment sales, grew by $219 million, or 15.2% for the first quarter of 2004 compared to the similar period in 2003. The increase was primarily due to increased wireless network costs caused by increased MOUs on the wireless network for the first quarter of 2004 compared to the similar period in 2003, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 16.5% in the first quarter of 2004 compared to the similar period in 2003. The increase was primarily due to an increase in handsets sold, due to growth in gross activations and an increase in equipment upgrades for the first quarter of 2004 compared to the similar period in 2003.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $381 million, or 20.4% in the first quarter of 2004 compared to the similar period in 2003. This increase was primarily due to a $201 million increase in salary and benefits expense for the first quarter of 2004 compared to the similar period in 2003, due to an increase in the employee base, primarily in customer care and sales channels, and higher benefits expense. Also contributing to the increase was a $61 million aggregate increase in sales commissions in our direct and indirect channels, for the first quarter of 2004 compared to the similar period in 2003, primarily related to an increase in gross retail post-pay subscriber additions in the first quarter of 2004 compared to the first quarter of 2003.

Depreciation and Amortization Expense

Depreciation and amortization increased by $148 million, or 16.3% in the first quarter of 2004 compared to the similar period in 2003. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Segment Income	$318	$218	45.9%

Segment income increased by $100 million, or 45.9% in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest.

The significant increase in minority interest in the first quarter of 2004 of $141 million, or 44.2% to $460 million was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business is comprised of our print publishing services, including SuperPages® directories, online directory and search services through SuperPages.com™, and SuperPages On The Go – our directory and information service on wireless telephones. This segment’s operations are principally in North America and Latin America.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Operating Revenues	$999	$1,021	(2.2)%

Information Services’ operating revenues decreased $22 million, or 2.2% in the first quarter of 2004 compared to the first quarter of 2003. The decrease was due primarily to reduced domestic print advertising revenue and the elimination of revenue from the July 2003 sale of European operations. Verizon’s domestic Internet directory service, SuperPages.com™, continues to achieve strong growth, as demonstrated by a 19.4% increase in revenue and a 68.6% increase in searches over the first quarter of 2003.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Cost of services and sales	$155	$154.6%
Selling, general and administrative expense	348	344	1.2
Depreciation and amortization expense	24	21	14.3

	$527	$519	1.5

Total operating expenses remained relatively flat over the same period in 2003. Selling, general and administrative expenses increased primarily due to higher bad debt expenses and pension and benefit costs, partially offset by reduced expenses related to the July 2003 sale of European operations. Depreciation and amortization expense increased slightly due primarily to software amortization of new systems placed into service mid-year in 2003.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Segment Income	$287	$300	(4.3)%

Segment income decreased $13 million, or 4.3%, in the first quarter of 2004 compared to the first quarter of 2003. The decrease was primarily the result of the after tax impact of the operating revenues and expense issues described above. Special and non-recurring items not included in Information Services’ segment income totaled $8 million and $1,579 million for the three months ended March 31, 2004 and 2003, respectively. The special item included in the first quarter of 2004 related to pension settlement losses for employees that received lump-sum distributions during the quarter under a voluntary separation plan. The special item in the similar period of 2003 related to a loss recorded in connection with the directory accounting change.

International

Our International segment includes international wireline and wireless telecommunication operations and investments primarily in the Americas and Europe. Our consolidated international investments as of March 31, 2004 included Verizon Dominicana in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Operating Revenues	$468	$517	(9.5)%

Revenues generated by our international businesses decreased $49 million, or 9.5% in the first quarter of 2004 compared to the similar period in 2003. This decrease is primarily due to declining foreign exchange rates in the Dominican Republic.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Cost of services and sales	$147	$138	6.5%
Selling, general and administrative expense	128	156	(17.9)
Depreciation and amortization expense	77	87	(11.5)

	$352	$381	(7.6)

Cost of Services and Sales

Cost of services and sales increased $9 million, or 6.5% in the first quarter of 2004 compared to the similar period in 2003. This increase reflects higher variable costs at Verizon Dominicana and TELPRI partially offset by declining foreign exchange rates in the Dominican Republic.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $28 million, or 17.9% in the first quarter of 2004 compared to the similar period in 2003. This decrease is primarily the result of declining foreign exchange rates in the Dominican Republic.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $10 million, or 11.5% in the first quarter of 2004 compared to the similar period in 2003. This decrease is primarily due to declining foreign exchange rates in the Dominican Republic.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	% Change

Segment Income	$281	$266	5.6%

Segment income increased by $15 million, or 5.6% in the first quarter of 2004 compared to the similar period in 2003. The 2004 increase in segment income was primarily the result of the increase in equity in earnings of unconsolidated businesses partially offset by the after-tax impact of operating revenues and operating expenses described above as well as foreign currency losses at Verizon Dominicana.

Equity in earnings of unconsolidated businesses increased by $53 million, or 28.5% in the first quarter of 2004 compared to the similar period in 2003. This increase reflects continued operational growth at Vodafone Omnitel and CANTV along with favorable foreign currency impacts from the euro on Vodafone Omnitel.

Special and non-recurring items not included in International’s segment income totaled $1 million and $(24) million for the three months ended March 31, 2004 and 2003, respectively. The special item included in the first quarter of 2004 related to pension settlement losses for employees that received lump-sum distributions during the quarter under a voluntary separation plan. The special items in the similar period of 2003 related to a net gain recorded in connection with the adoption of SFAS No. 143 and the directory accounting change and losses from discontinued operations.

Special Items

Severance, Pension and Benefit Charges

During the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax, or $.16 per diluted share) related to employees that received lump-sum distributions during the quarter in connection with the previously announced voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. This charge was recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached. Verizon had previously estimated settlements related to the voluntary separation plan to total $700 million to $900 million, after taxes, mostly in the first quarter of 2004 although continuing throughout the year. Due to favorable offsets such as an improved return on pension plan assets and lower than expected lump-sum payouts, we now expect total after-tax charges associated with the voluntary separation plan may be less than the lower end of this range.

Sale of Investment

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax, or $.02 per diluted share) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income. The preferred stock was received in 2000 in connection with the sale of access lines in Iowa.

Other Special Items

During the first quarter of 2004, we recorded pretax charges of $43 million ($27 million after-tax, or $.01 per diluted share) resulting from the early retirement of debt.

Consolidated Financial Condition

	Three Months Ended March 31,
(Dollars in Millions)	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$4,038	$5,802	$(1,764)
Investing activities	(2,089)	(2,093)	4
Financing activities	(2,048)	(1,000)	(1,048)

Increase (Decrease) in Cash and Cash Equivalents	$(99)	$2,709	$(2,808)

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends and invest in new businesses. Additional external financing is utilized when necessary. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The decrease in cash from operating activities in the three months ended March 31, 2004 compared to the similar period of 2003 was primarily due to a higher decrease in current liabilities (use of cash) in the first quarter of 2004 and a higher decrease in receivables (source of cash) in the first quarter of the prior year. Higher severance payments were recorded in the first quarter of 2004 and higher tax refunds were recorded in the first quarter of 2003. In addition, the higher decrease in receivables in the first quarter of 2003 was driven by a greater reduction of days sales outstanding in that period compared to the first quarter of 2004.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $1,282 million in our Domestic Telecom business in the first three months of 2004, compared to $1,286 million in the first three months of 2003. We also invested $1,314 million in our Domestic Wireless business in the first three months of 2004, compared to $1,107 million in the first three months of 2003. The steady capital investment in Domestic Telecom and the increase in capital spending in Domestic Wireless represent our continuing effort to invest in high growth areas such as wireless, long distance and DSL.

Capital spending, including capitalized software, is expected to be approximately $12 billion to $13 billion in 2004. The range includes $6.5 billion to $7.0 billion for Domestic Telecom, $5.0 billion to $5.5 billion for Domestic Wireless and a total of $.5 billion for Information Services, International and Corporate and Other businesses.

We invested $34 million in acquisitions and investments in businesses during the first three months of 2004 primarily related to Verizon’s limited partnership investments in entities that invest in affordable housing projects. In the first three months of 2003, we invested $169 million in acquisitions and investments in businesses including $146 million to acquire interests in some wireless properties. In the first quarter of 2004, we received cash proceeds of $117 million from the sale of a small business unit.

Other, net investing activities for the first three months of 2004 includes net cash proceeds received in connection with the sale of investments, including Iowa Telecom preferred stock.

Under the terms of an investment agreement relating to our wireless joint venture, Vodafone may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times between 2003 and 2007 at its then fair market value. In the event Vodafone exercises its put rights, we have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone may require the purchase of up to $10 billion during a 61-day period opening on June 10 and closing on August 9 in 2004, and the remainder, which may not exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2005 through 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

Cash Flows Used In Financing Activities

Cash of $977 million was used to reduce our total debt during the first three months of 2004. We repaid $1,993 million of Domestic Telecom long-term debt while we increased our short-term borrowings by $572 million and Verizon Global Funding Corp. issued $500 million of long-term debt.

Our total debt for the first three months of 2003 was essentially unchanged from December 31, 2002. We repaid $2,761 million of Verizon Global Funding long-term debt and $756 million of Domestic Telecom long-term debt with the issuance of short and long-term debt. We increased our short-term borrowings by $1,576 million while Verizon Global Funding and Domestic Telecom each issued long-term debt with a principal amount of $1 billion for total cash proceeds of $1,944 million, net of discounts, costs and a payment related to a hedge on the interest rate for the anticipated financing.

Our ratio of debt to debt combined with shareowners’ equity was 57.0% at March 31, 2004, compared to 60.9% at March 31, 2003.

As of March 31, 2004, we had $154 million in bank borrowings outstanding. In addition, we had approximately $5.7 billion of unused bank lines of credit and our financing subsidiary had shelf registrations for the issuance of up to $10.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In March 2004, Standard & Poor’s announced that it put Verizon’s debt on review with negative implications, citing general industry issues. We have adopted a debt portfolio strategy that continues our overall debt reduction efforts through the remainder of the year.

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first quarters of 2004 and 2003, we announced quarterly cash dividends of $.385 per share.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2004 totaled $600 million, a $99 million decrease from cash and cash equivalents at December 31, 2003 of $699 million.

Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements, interest rate locks, foreign currency forwards, equity options and basis swap agreements. We do not hold derivatives for trading purposes.

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

Exchangeable Notes

In 1998, Verizon Global Funding issued notes exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) and into shares of Cable & Wireless Communications plc (subsequently Cable & Wireless plc and NTL Incorporated) as described in Note 7 to the unaudited condensed consolidated financial statements. These financial instruments exposed us to market risk, including (i) equity price risk, because the notes were exchangeable into shares that are traded on the open market and routinely fluctuate in value, (ii) foreign exchange rate risk, because the notes were exchangeable into shares that are denominated in a foreign currency, and (iii) interest rate risk, because the notes carried fixed interest rates.

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

Foreign Currency Translation

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. At March 31, 2004, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso, Canadian dollar and the euro. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of these investments.

Our earnings were affected by foreign currency gains or losses associated with the unhedged portion of U. S. dollar denominated obligations at Verizon Dominicana and at Iusacell prior to selling Iusacell in July 2003 (see “Consolidated Results of Operations – Other Consolidated Results – Discontinued Operations”).

Other Factors That May Affect Future Results

Recent Developments

MCI Bankruptcy Matters

Verizon has several significant business relationships with MCI, both as a customer for our services and a supplier of services. On April 20, 2004, MCI emerged from bankruptcy proceedings. We have reached resolution with MCI in connection with pre-bankruptcy receivables and payables and other disputes between Domestic Telecom and MCI. The financial statement impact of resolving those matters will be recorded in the second quarter of 2004.

Telephone Access Lines

As we have stated in the past, Verizon continually evaluates its assets and properties for strategic fit and financial performance. In connection with this analysis, discussions have taken place regarding the possible sale of telephone access lines in Hawaii and upstate New York. We are currently in discussion with potential buyers for our access lines in Hawaii; however, no sale is pending for these properties at this time.

Environmental Matters

During 2003, under a government-approved plan, remediation of the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s commenced. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in the fourth quarter of 2003.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill which included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover the uninsured losses of businesses (including the restoration of utility infrastructure) as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of March 31, 2004, we have applied for reimbursement of approximately $265 million. We received $11 million of that amount in December 2003. We are awaiting the results of an audit relating to the remaining funds.

Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act and technological advances.

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

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements the court reversed key aspects of the FCC decision. The court’s reversal of the FCC will not go into effect for 60 days following the ruling or until a petition for rehearing is denied or granted. On April 13, 2004, at the request of the FCC, the court extended the period before its order could go into effect until June 15, 2004.

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

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. As noted above, the FCC also has pending before it the issues relating to intercarrier compensation for dial-up Internet-bound traffic that were remanded by the U.S. Court of Appeals for the D.C. Circuit, including whether to affirm, reverse or modify its previous determinations that this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. On March 10, 2004, the FCC initiated a rulemaking proceeding to address the regulation of services that use Internet protocol, including voice services. In addition, during April 2004, the FCC issued an order in connection with one such petition that stated that the petitioning company’s service that utilizes the Internet protocol is subject to access charges.

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

Cautionary Statement Concerning Forward-Looking Statements

In this Management’s Discussion and Analysis of Results of Operations and Financial Condition, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the section under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended March 31, 2004:

A Current Report on Form 8-K, furnished on January 22, 2004, containing a press release announcing the authorization of a common stock repurchase plan.

A Current Report on Form 8-K, furnished on January 29, 2004, containing a press release announcing Verizon’s earnings for the fourth quarter and year ended December 31, 2003.

A Current Report on Form 8-K, furnished on January 29, 2004, containing a press release providing Verizon’s strategy and financial outlook for 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 7, 2004	By	/s/ David H. Benson

David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 2004.