Form 10-Q
period 2004-06-30
VERIZON COMMUNICATIONS INC
filed 2004-08-06
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

At June 30, 2004, 2,768,468,033 shares of the registrant’s Common Stock were outstanding, after deducting 6,397,348 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2004	2003	2004	2003

Operating Revenues	$17,838	$16,829	$34,974	$33,319

Operating Expenses
Cost of services and sales (exclusive of items shown below)	5,641	5,042	11,151	10,166
Selling, general and administrative expense	5,029	5,673	10,732	9,965
Depreciation and amortization expense	3,440	3,384	6,868	6,751

Total Operating Expenses	14,110	14,099	28,751	26,882

Operating Income	3,728	2,730	6,223	6,437
Equity in earnings of unconsolidated businesses	212	167	411	315
Income from other unconsolidated businesses	–	60	72	79
Other income and (expense), net	(2)	(46)	(36)	11
Interest expense	(594)	(692)	(1,232)	(1,447)
Minority interest	(676)	(380)	(1,153)	(722)

Income Before Provision For Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	2,668	1,839	4,285	4,673
Provision for income taxes	(871)	(573)	(1,289)	(1,497)

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	1,797	1,266	2,996	3,176
Discontinued Operations
Loss from operations of Iusacell	–	(952)	–	(957)
Income tax benefit	–	24	–	22

Loss on discontinued operations, net of tax	–	(928)	–	(935)
Cumulative Effect of Accounting Change, Net of Tax	–	–	–	503

Net Income	$1,797	$338	$2,996	$2,744

Basic Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$.65	$.46	$1.08	$1.15
Loss on discontinued operations, net of tax	–	(.34)	–	(.34)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net Income	$.65	$.12	$1.08	$1.00

Weighted-average shares outstanding (in millions)	2,770	2,754	2,770	2,751

Diluted Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$.64	$.46	$1.07	$1.14
Loss on discontinued operations, net of tax	–	(.33)	–	(.34)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net Income	$.64	$.12	$1.07	$.99

Weighted-average shares outstanding (in millions)	2,804	2,786	2,804	2,783

Dividends declared per common share	$.385	$.385	$.77	$.77

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2004	2003

Assets
Current assets
Cash and cash equivalents	$ 608	$ 699
Short-term investments	1,390	2,172
Accounts receivable, net of allowances of $2,006 and $2,387	9,618	9,905
Inventories	1,362	1,283
Assets held for sale	935	–
Prepaid expenses and other	3,482	4,234

Total current assets	17,395	18,293

Plant, property and equipment	181,437	180,975
Less accumulated depreciation	107,896	105,659

	73,541	75,316

Investments in unconsolidated businesses	5,679	5,789
Wireless licenses	41,075	40,907
Goodwill	1,364	1,389
Other intangible assets, net	4,478	4,733
Other assets	18,906	19,541

Total assets	$ 162,438	$ 165,968

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 4,439	$ 5,967
Accounts payable and accrued liabilities	12,491	14,699
Liabilities related to assets held for sale	502	–
Other	5,941	5,904

Total current liabilities	23,373	26,570

Long-term debt	37,449	39,413
Employee benefit obligations	17,255	16,759
Deferred income taxes	21,876	21,708
Other liabilities	3,565	3,704

Minority interest	24,821	24,348

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,774,865,381 shares and 2,772,313,619 shares issued)	277	277
Contributed capital	25,461	25,363
Reinvested earnings	10,275	9,409
Accumulated other comprehensive loss	(1,669)	(1,250)

	34,344	33,799
Less common stock in treasury, at cost	180	115
Less deferred compensation – employee stock ownership plans and other	65	218

Total shareowners’ investment	34,099	33,466

Total liabilities and shareowners’ investment	$ 162,438	$ 165,968

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2004	2003

Cash Flows from Operating Activities
Income before discontinued operations and cumulative effect of accounting change	$2,996	$3,176
Adjustments to reconcile income before discontinued operations and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	6,868	6,751
Employee retirement benefits	1,412	170
Deferred income taxes	473	752
Provision for uncollectible accounts	512	904
Income from unconsolidated businesses	(483)	(394)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,325)	(134)
Other, net	438	(256)

Net cash provided by operating activities	9,891	10,969

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(5,827)	(5,294)
Acquisitions, net of cash acquired, and investments	(55)	(1,033)
Proceeds from disposition of businesses	117	–
Net change in short-term investments	759	1,145
Other, net	247	98

Net cash used in investing activities	(4,759)	(5,084)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	500	2,815
Repayments of long-term borrowings and capital lease obligations	(4,765)	(8,573)
Increase in short-term obligations, excluding current maturities	1,254	1,109
Dividends paid	(2,131)	(2,115)
Proceeds from sale of common stock	91	471
Other, net	(172)	(194)

Net cash used in financing activities	(5,223)	(6,487)

Decrease in cash and cash equivalents	(91)	(602)
Cash and cash equivalents, beginning of period	699	1,422

Cash and cash equivalents, end of period	$608	$820

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts)	2004	2003	2004	2003

Net Income, As Reported	$1,797	$ 338	$2,996	$2,744

Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	13	8	26	16
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(51)	(62)	(102)

Pro Forma Net Income	$1,779	$ 295	$2,960	$2,658

Earnings Per Share

Basic – as reported	$.65	$ .12	$1.08	$1.00
Basic – pro forma	.64	.11	1.07	.97

Diluted – as reported	$.64	$ .12	$1.07	$.99
Diluted – pro forma	.64	.11	1.06	.96

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2004 was $44 million and $95 million, respectively. For the three and six months ended June 30, 2003, after-tax compensation expense for other stock-based compensation included in net income as reported was $15 million and $32 million, respectively.

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

3.    Strategic Actions

Severance, Pension and Benefit Charges

During the second quarter of 2004, we recorded pretax pension settlement losses of $31 million ($19 million after-tax). In addition, during the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax). These settlement losses related to employees that received lump-sum distributions during the quarter in connection with the previously announced voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

During the second quarter of 2003 we recorded a special charge of $463 million ($286 million after-tax) in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon-New York arbitration ruling and pension settlement losses related to lump-sum pay-outs in 2003. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees. Verizon offered to reinstate all 3,400 impacted employees, and accordingly, recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

In addition, in the second quarter of 2003 we recorded a special charge of $235 million ($150 million after-tax) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees.

Other Special Items

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded pretax charges of $12 million ($7 million after-tax) during the current quarter in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax) resulting from the early retirement of debt.

During the second quarter of 2003, we recorded other pretax charges of $258 million ($204 million after-tax) primarily related to a pretax impairment charge of $125 million ($125 million after-tax) pertaining to our leasing operations for airplanes leased to airlines that were experiencing financial difficulties and for power generating facilities. These second quarter 2003 charges also included pretax charges of $61 million ($38 million after-tax) pertaining to the early retirement of debt and other pretax charges of $72 million ($41 million after-tax).

4.    Discontinued Operations

Discontinued operations represent the results of operations of Grupo Iusacell, S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. In connection with the decision to sell our interest in Iusacell and a comparison of expected sale proceeds, less cost to sell, to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax) in the second quarter of 2003. This loss included $317 million of goodwill. Summarized results of operations for Iusacell, which was part of our International segment, follows:

(Dollars in Millions)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Income from operations of Iusacell before income taxes	$5	$–
Investment loss	(957)	(957)
Income tax benefit	24	22

Loss on discontinued operations, net of tax	$(928)	$(935)

Included in income from operations of Iusacell before income taxes in the preceding table are operating revenues of $72 million and $181 million for the three and six months ended June 30, 2003, respectively.

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

We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income for all or a portion of the unrealized loss, and a new cost basis in the investment is established. As of June 30, 2004, no impairments were determined to exist.

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income. The preferred stock was received in 2000 in connection with the sale of access lines in Iowa.

6.    Assets Held for Sale

During the second quarter of 2004, we announced an agreement with The Carlyle Group to sell our wireline-related businesses in Hawaii, including Verizon Hawaii Inc. which operates 707,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online and Verizon Information Services in Hawaii, for $1,650 million in cash, less debt. The closing of the transaction, expected in 2005, is contingent on approvals from the Hawaii Public Utilities Commission, the Federal Communications Commission and the U.S. Department of Justice. As a result of this transaction, we have separately classified the assets held for sale and related liabilities in the unaudited condensed consolidated balance sheet at June 30, 2004. Additional detail of the assets held for sale, and related liabilities, follows:

(Dollars in Millions)	At June 30, 2004

Current assets	$132
Plant, property and equipment, net	783
Other non-current assets	20

Total assets	$935

Debt maturing within one year	$125
Other current liabilities	52
Long-term debt	302
Other non-current liabilities	23

Total liabilities	$502

7.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

(Dollars in Millions)	Domestic Telecom	Domestic Wireless	Information Services	International	Corporate & Other	Total

Balance at December 31, 2003	$314	$–	$631	$444	$–	$1,389
Goodwill reclassifications and other	–	–	(24)	(1)	–	(25)

Balance at June 30, 2004	$314	$–	$607	$443	$–	$1,364

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

	At June 30, 2004		At December 31, 2003
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$ 3,441	$2,598	$3,441	$2,362
Non-network internal-use software (3 to 7 years)	6,182	2,608	5,799	2,208
Other (2 to 30 years)	89	28	86	23

Total	$ 9,712	$5,234	$9,326	$4,593

Unamortized intangible assets:
Wireless licenses	$ 41,075		$40,907

Intangible asset amortization expense was $348 million and $693 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, intangible asset amortization expense was $350 million and $692 million, respectively. It is estimated to be $698 million for the remainder of 2004, $1,231 million in 2005, $815 million in 2006, $520 million in 2007 and $386 million in 2008, primarily related to customer lists and non-network internal-use software.

8.    Debt

Debt Issuances/Redemptions

In March 2004, Verizon Global Funding Corp. (Verizon Global Funding) issued $500 million of 13-month floating rate exchangeable notes at par value. The notes may be exchanged periodically into similar notes until 2011.

On May 4, 2004, we redeemed Verizon California Inc. $250 million 8.07% debentures due April 15, 2024. During the first quarter of 2004, we redeemed several debt issuances: Verizon Virginia Inc. $125 million 7% debentures due July 15, 2025; Verizon New York Inc. $250 million 7% debentures due August 15, 2025; Verizon New York Inc. $450 million 7.25% debentures due February 15, 2024; and Verizon Florida Inc. $200 million 7.41% Series B debentures due December 15, 2023.

Support Agreements and Guarantees

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $13,821 million at June 30, 2004. The carrying value of the available assets reflected in our unaudited condensed consolidated balance sheets was approximately $56.8 billion at June 30, 2004.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of June 30, 2004, $145 million principal amount of this obligation remained outstanding. In addition, Verizon Global Funding has guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of June 30, 2004, $3,594 million principal amount of these obligations remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of subsidiary debt listed on the New York Stock Exchange.

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

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021 which are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016. On May 15, 2004, $3,292 million of principal amount of the notes ($1,984 million after unamortized discount) were redeemed by Verizon Global Funding. As of June 30, 2004, the remaining zero-coupon convertible notes were classified as long-term since holders at their option will not be able to have Verizon Global Funding redeem them again until May 15, 2006.

Debt Covenants

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

9.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2004	2003	2004	2003

Net Income	$1,797	$338	$ 2,996	$2,744

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(138)	352	(389)	380
Unrealized gains (losses) on marketable securities	(18)	15	(6)	10
Unrealized derivative gains (losses) on cash flow hedges	4	5	(17)	(28)
Minimum pension liability adjustment	11	11	(7)	(9)

	(141)	383	(419)	353

Total Comprehensive Income	$1,656	$721	$ 2,577	$3,097

The unrealized foreign currency translation loss in 2004 is primarily driven by the devaluation of the functional currencies at our investments in Verizon Dominicana, C. por A. (Verizon Dominicana), Vodafone Omnitel N.V. (Vodafone Omnitel) and Compañia Anónima Nacional Teléfonos de Venezuela (CANTV). The foreign currency translation gain in 2003 is primarily driven by a reclassification of the foreign currency translation loss of Iusacell of $577 million in connection with the sale of Iusacell (see Note 4) and the favorable impact of the euro on our investment in Vodafone Omnitel, partially offset by unrealized foreign currency translation losses at Verizon Dominicana and CANTV.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At June 30, 2004	At December 31, 2003

Foreign currency translation adjustments	$(1,049)	$(660)
Unrealized gains on marketable securities	18	24
Unrealized derivative losses on cash flow hedges	(71)	(54)
Minimum pension liability adjustment	(567)	(560)

Accumulated other comprehensive loss	$(1,669)	$(1,250)

10.    Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)	2004	2003	2004	2003

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,797	$1,266	$2,996	$3,176
Loss on discontinued operations, net of tax	–	(928)	–	(935)
Cumulative effect of accounting change, net of tax	–	–	–	503

Net income	$1,797	$338	$2,996	$2,744

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,797	$1,266	$2,996	$3,176
After-tax minority interest expense related to exchangeable equity interest	7	4	13	9

Income before discontinued operations and cumulative effect of accounting change – after assumed conversion of dilutive securities	1,804	1,270	3,009	3,185
Loss on discontinued operations, net of tax	–	(928)	–	(935)
Cumulative effect of accounting change, net of tax	–	–	–	503

Net income after assumed conversion of dilutive securities	$1,804	$342	$3,009	$2,753

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,770	2,754	2,770	2,751

Income before discontinued operations and cumulative effect of accounting change	$.65	$.46	$1.08	$1.15
Loss on discontinued operations, net of tax	–	(.34)	–	(.34)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net income	$.65	$.12	$1.08	$1.00

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,770	2,754	2,770	2,751
Effect of dilutive securities:
Stock options	5	4	5	4
Exchangeable equity interest	29	28	29	28

Weighted-average shares outstanding – diluted	2,804	2,786	2,804	2,783

Income before discontinued operations and cumulative effect of accounting change	$.64	$.46	$1.07	$1.14
Loss on discontinued operations, net of tax	–	(.33)	–	(.34)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net income	$.64	$.12	$1.07	$.99

(1)	Total per share amounts may not add due to rounding.

Stock options for 255 million shares for the three and six months ended June 30, 2004 were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and six months ended June 30, 2003, the number of shares not included in the computation of diluted earnings per share was 246 million.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2004	2003	2004	2003

External Operating Revenues
Domestic Telecom	$9,429	$9,694	$18,852	$19,458
Domestic Wireless	6,827	5,463	12,976	10,537
Information Services	986	1,049	1,985	2,070
International	499	503	961	1,014

Total segments	17,741	16,709	34,774	33,079
Reconciling items	97	120	200	240

Total consolidated – reported	$17,838	$16,829	$34,974	$33,319

Intersegment Revenues
Domestic Telecom	$193	$211	$384	$388
Domestic Wireless	20	14	33	26
Information Services	–	–	–	–
International	7	6	13	12

Total segments	220	231	430	426
Reconciling items	(220)	(231)	(430)	(426)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Telecom	$9,622	$9,905	$19,236	$19,846
Domestic Wireless	6,847	5,477	13,009	10,563
Information Services	986	1,049	1,985	2,070
International	506	509	974	1,026

Total segments	17,961	16,940	35,204	33,505
Reconciling items	(123)	(111)	(230)	(186)

Total consolidated – reported	$17,838	$16,829	$34,974	$33,319

Operating Income
Domestic Telecom	$1,428	$1,939	$2,918	$4,026
Domestic Wireless	1,615	981	2,817	1,855
Information Services	431	505	903	1,007
International	183	89	299	225

Total segments	3,657	3,514	6,937	7,113
Reconciling items	71	(784)	(714)	(676)

Total consolidated – reported	$3,728	$2,730	$6,223	$6,437

Segment Income
Domestic Telecom	$683	$915	$1,380	$1,922
Domestic Wireless	453	257	771	475
Information Services	258	299	545	599
International	287	314	568	580

Total segment income	1,681	1,785	3,264	3,576
Reconciling items	116	(1,447)	(268)	(832)

Total consolidated net income – reported	$1,797	$338	$2,996	$2,744

(Dollars in Millions)	At June 30, 2004	At December 31, 2003

Assets
Domestic Telecom	$ 78,226	$82,087
Domestic Wireless	66,027	65,166
Information Services	2,427	2,431
International	11,616	11,872

Total segments	158,296	161,556
Reconciling items	4,142	4,412

Total consolidated	$ 162,438	$165,968

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2004	2003	2004	2003

Total Operating Revenues
Corporate, eliminations and other	$(123)	$(111)	$(230)	$(186)

	$(123)	$(111)	$(230)	$(186)

Operating Income
Severance, pension and benefit charges (see Note 3)	$(31)	$(697)	$(759)	$(697)
Lease impairment and other special items (see Note 3)	91	(197)	91	(197)
Corporate and other	11	110	(46)	218

	$71	$(784)	$(714)	$(676)

Net Income
Severance, pension and benefit charges (see Note 3)	$(19)	$(436)	$(465)	$(436)
Sales of investments, net (see Note 5)	–	–	43	–
Lease impairment and other special items (see Note 3)	29	(204)	2	(204)
Iusacell charge (see Note 4)	–	(931)	–	(931)
Income (loss) on discontinued operations – Iusacell (see Note 4)	–	4	–	(3)
Cumulative effect of accounting change (see Note 2)	–	–	–	503
Corporate and other	106	120	152	239

	$116	$(1,447)	$(268)	$(832)

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

Net Periodic Cost

The following tables summarize the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2004	2003	2004	2003

Service cost	$166	$191	$ 70	$ 39
Interest cost	529	600	375	269
Expected return on plan assets	(853)	(1,020)	(100)	(96)
Amortization of transition asset	(1)	(10)	–	1
Amortization of prior service cost	14	6	59	(4)
Actuarial loss (gain), net	14	(102)	50	31

Net periodic benefit (income) cost	(131)	(335)	454	240

Termination benefits	2	319	2	3
Settlement loss	31	21	–	–

Total cost	$(98)	$5	$ 456	$ 243

	(Dollars in Millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2004	2003	2004	2003

Service cost	$ 339	$ 383	$ 140	$ 78
Interest cost	1,071	1,199	753	537
Expected return on plan assets	(1,728)	(2,043)	(201)	(192)
Amortization of transition asset	(2)	(20)	1	2
Amortization of prior service cost	28	11	119	(8)
Actuarial loss (gain), net	27	(182)	100	62

Net periodic benefit (income) cost	(265)	(652)	912	479

Termination benefits	4	319	2	3
Settlement loss	759	21	–	–

Total cost	$ 498	$ (312)	$ 914	$ 482

Employer Contributions

In 2004, we expect to contribute $273 million to our qualified pension trusts, including $145 million for Telecomunicaciones de Puerto Rico, Inc. (TELPRI), $150 million to our other nonqualified pension plans and $1,149 million to our other postretirement benefit plans. During the three months ended June 30, 2004, we contributed $28 million to our TELPRI plans and $17 million to our other qualified pension trusts, $20 million to our nonqualified pension plans and $241 million to our other postretirement benefit plans. During the six months ended June 30, 2004, we contributed $93 million to our TELPRI plans and $17 million to our other qualified pension trusts, $65 million to our nonqualified pension plans and $560 million to our other postretirement benefit plans. Federal legislation on pension funding relief was enacted on April 10, 2004. The legislation provides temporary funding relief for the 2004 and 2005 plan years, principally replacing the 30-year treasury rate with a higher corporate bond rate for determining current liability. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003 continue to be accurate.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the fourth quarter of 2003. We anticipate the recognition of the Medicare Drug Act to decrease our accumulated postretirement benefit obligation by $1,256 million and we anticipate our net postretirement benefit cost will be reduced by approximately $144 million ($144 million after-tax) in 2004. During the three and six months ended June 30, 2004, the Medicare Drug Act has reduced our net postretirement benefit cost by $36 million and $72 million, respectively.

Severance Benefits

During the three and six months ended June 30, 2004, we paid severance benefits of $87 million and $1,296 million, respectively. At June 30, 2004, we had a remaining severance liability of $980 million, which includes future contractual payments to employees separated as of June 30, 2004.

13. Guarantees of Operating Subsidiary Debt

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

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$982	$231	$16,706	$(81)	$17,838
Operating expenses	31	901	164	13,095	(81)	14,110

Operating income (loss)	(31)	81	67	3,611	–	3,728
Equity in earnings of unconsolidated businesses	1,741	18	–	181	(1,728)	212
Income from other unconsolidated businesses	–	–	–	–	–	–
Other income and (expense), net	15	1	1	(4)	(15)	(2)
Interest expense	(5)	(41)	(16)	(534)	2	(594)
Minority interest	–	–	–	(676)	–	(676)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	1,720	59	52	2,578	(1,741)	2,668
Income tax benefit (provision)	77	(15)	(20)	(913)	–	(871)

Net income	$1,797	$44	$32	$1,665	$(1,741)	$1,797

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$1,974	$465	$32,698	$(163)	$34,974
Operating expenses	140	1,887	356	26,531	(163)	28,751

Operating income (loss)	(140)	87	109	6,167	–	6,223
Equity in earnings of unconsolidated businesses	2,954	37	–	350	(2,930)	411
Income from other unconsolidated businesses	–	–	–	72	–	72
Other income and (expense), net	29	8	2	(47)	(28)	(36)
Interest expense	(10)	(82)	(32)	(1,112)	4	(1,232)
Minority interest	–	–	–	(1,153)	–	(1,153)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	2,833	50	79	4,277	(2,954)	4,285
Income tax benefit (provision)	163	2	(30)	(1,424)	–	(1,289)

Net income	$2,996	$52	$49	$2,853	$(2,954)	$2,996

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$1,044	$236	$15,619	$(70)	$16,829
Operating expenses	16	960	210	12,983	(70)	14,099

Operating income (loss)	(16)	84	26	2,636	–	2,730
Equity in earnings of unconsolidated businesses	252	6	–	162	(253)	167
Income from other unconsolidated businesses	–	–	–	60	–	60
Other income and (expense), net	11	(4)	–	(45)	(8)	(46)
Interest expense	(11)	(40)	(15)	(635)	9	(692)
Minority interest	–	–	–	(380)	–	(380)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	236	46	11	1,798	(252)	1,839
Income tax benefit (provision)	102	(16)	(4)	(655)	–	(573)

Income before discontinued operations and cumulative effect of accounting change	338	30	7	1,143	(252)	1,266
Loss on discontinued operations, net of tax	–	–	–	(928)	–	(928)
Cumulative effect of accounting change, net of tax	–	–	–	–	–	–

Net income	$338	$30	$7	$215	$(252)	$338

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$2,079	$ 474	$30,905	$ (139)	$33,319
Operating expenses	(15)	1,816	375	24,845	(139)	26,882

Operating income	15	263	99	6,060	–	6,437
Equity in earnings of unconsolidated businesses	2,561	(40)	–	351	(2,557)	315
Income from other unconsolidated businesses	(10)	–	–	89	–	79
Other income and (expense), net	49	(3)	3	(23)	(15)	11
Interest expense	(22)	(83)	(35)	(1,318)	11	(1,447)
Minority interest	–	–	–	(722)	–	(722)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	2,593	137	67	4,437	(2,561)	4,673
Income tax benefit (provision)	151	(70)	(26)	(1,552)	–	(1,497)

Income before discontinued operations and cumulative effect of accounting change	2,744	67	41	2,885	(2,561)	3,176
Loss on discontinued operations, net of tax	–	–	–	(935)	–	(935)
Cumulative effect of accounting change, net of tax	–	369	47	87	–	503

Net income	$2,744	$436	$ 88	$ 2,037	$(2,561)	$2,744

Condensed Consolidating Balance Sheets

At June 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$–	$–	$608	$–	$608
Short-term investments	–	100	20	1,270	–	1,390
Accounts receivable, net	–	922	174	9,436	(914)	9,618
Other current assets	5,723	238	146	5,529	(5,857)	5,779

Total current assets	5,723	1,260	340	16,843	(6,771)	17,395
Plant, property and equipment, net	1	6,517	1,238	65,785	–	73,541
Investments in unconsolidated businesses	30,787	116	–	7,086	(32,310)	5,679
Other assets	195	547	370	64,941	(230)	65,823

Total assets	$36,706	$8,440	$1,948	$154,655	$(39,311)	$162,438

Debt maturing within one year	$ 31	$148	$–	$10,127	$(5,867)	$4,439
Other current liabilities	2,407	1,243	210	15,978	(904)	18,934

Total current liabilities	2,438	1,391	210	26,105	(6,771)	23,373
Long-term debt	113	2,954	900	33,712	(230)	37,449
Employee benefit obligations	54	1,820	228	15,153	–	17,255
Deferred income taxes	–	591	230	21,055	–	21,876
Other liabilities	2	237	38	3,288	–	3,565
Minority interest	–	–	–	24,821	–	24,821
Total shareowners’ investment	34,099	1,447	342	30,521	(32,310)	34,099

Total liabilities and shareowners’ investment	$36,706	$8,440	$1,948	$154,655	$(39,311)	$162,438

Condensed Consolidating Balance Sheets

At December 31, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$–	$–	$699	$–	$699
Short-term investments	–	200	40	1,932	–	2,172
Accounts receivable, net	3	1,117	162	10,424	(1,801)	9,905
Other current assets	5,201	380	192	5,073	(5,329)	5,517

Total current assets	5,204	1,697	394	18,128	(7,130)	18,293
Plant, property and equipment, net	1	6,751	1,280	67,284	–	75,316
Investments in unconsolidated businesses	30,869	117	–	6,354	(31,551)	5,789
Other assets	152	610	385	65,433	(10)	66,570

Total assets	$36,226	$9,175	$2,059	$157,199	$(38,691)	$165,968

Debt maturing within one year	$ 30	$513	$–	$11,125	$(5,701)	$5,967
Other current liabilities	2,484	1,739	301	17,508	(1,429)	20,603

Total current liabilities	2,514	2,252	301	28,633	(7,130)	26,570
Long-term debt	145	2,749	900	35,629	(10)	39,413
Employee benefit obligations	99	1,787	216	14,657	–	16,759
Deferred income taxes	–	602	238	20,868	–	21,708
Other liabilities	2	235	39	3,428	–	3,704
Minority interest	–	–	–	24,348	–	24,348
Total shareowners’ investment	33,466	1,550	365	29,636	(31,551)	33,466

Total liabilities and shareowners’ investment	$36,226	$9,175	$2,059	$157,199	$(38,691)	$165,968

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$2,708	$488	$94	$9,218	$(2,617)	$9,891
Net cash from investing activities	–	(186)	(22)	(4,530)	(21)	(4,759)
Net cash from financing activities	(2,708)	(302)	(72)	(4,779)	2,638	(5,223)

Net decrease in cash	$–	$–	$–	$(91)	$–	$(91)

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$3,899	$665	$113	$9,816	$(3,524)	$10,969
Net cash from investing activities	–	(200)	(85)	(4,907)	108	(5,084)
Net cash from financing activities	(3,899)	(465)	(28)	(5,511)	3,416	(6,487)

Net decrease in cash	$–	$–	$–	$(602)	$–	$(602)

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

15.    Subsequent Events

We announced on July 8, 2004 that we had won an auction for a spectrum license covering the New York metropolitan area held by NextWave Telecom Inc. Under the terms of the purchase agreement, we will pay $930 million for the license which covers the New York metropolitan area. The transaction is subject to several federal reviews and is expected to close by the end of 2004. In addition, on July 1, 2004 we announced an agreement to purchase Qwest Wireless’s spectrum licenses and wireless network assets for $418 million covering several existing and new markets. The transaction is subject to federal reviews and is expected to close by the fourth quarter of 2004 or early 2005.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon companies are the largest providers of wireline and wireless communications in the United States, with 142 million access line equivalents and 40.4 million wireless customers. Verizon is also the largest directory publisher in the world, as measured by directory titles and circulation. Verizon’s international presence extends primarily to the Americas, as well as investments in Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of approximately 208,000 employees.

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

The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and analyzing and understanding business trends. While most key economic indicators, including gross domestic product, impact our operations to some degree, we have noted higher correlations to housing starts, non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflation and unemployment rates.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line losses, to the higher growth markets such as wireless, digital subscriber lines (DSL), long distance and other data services as well as expanded services to enterprise markets. In the second quarter of 2004, revenues from these growth areas increased by 21% compared to the second quarter of 2003 and represent more than 52% of our total revenues, up from 46% of total revenues in the second quarter of 2003. Verizon reported consolidated revenue growth of 6.0% in the second quarter of 2004 compared to the second quarter of 2003, led by 25.0% higher revenue at Domestic Wireless. Verizon added 1.5 million wireless customers, 280,000 DSL lines, 632,000 long distance lines and 650 Enterprise Advance sales in the second quarter of 2004.

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses through technology-assisted productivity improvements. The effect of these and other efforts, such as 2003’s labor agreements and voluntary separation plans, has been to significantly change the company’s cost structure. Verizon now has significantly lower workforce levels, which will provide ongoing expense benefits. Domestic Telecom’s salary and wage expenses declined by more than $200 million in the current quarter compared to the second quarter of 2003 largely as a result of last year’s voluntary separation plans.

Capital Allocation – Capital spending has been, and will continue to be directed toward growth markets. High-speed wireless data (EV-DO), replacement of copper lines with fiber optics to the home, as well as voice over the Internet (VoIP) and expanded services to enterprise markets are examples of areas of capital spending in support of these growth markets.

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for repayments of debt in addition to providing a stable dividend to our shareowners.

Supporting these key focus areas are continuing initiatives to more effectively package and add more value to our products and services. At Domestic Telecom, we recently announced the introduction of VoiceWingsm, Verizon’s nationwide VoIP service that allows customers with DSL or cable-modem broadband service to make telephone calls and utilize advanced service features through an Internet connection rather than the traditional telephone network. In addition, Verizon announced its fiber optics to the home product name, Verizon Fiossm, pricing and two additional locations in which it will be offered: Huntington Beach, California and Tampa, Florida. In 2004, we have also begun expanding our bundles to include video in the retail bundle through an agreement with DIRECTV and plan to add iobism call management services later in the year. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers. In our enterprise markets, we are expanding our presence having completed the build-out of our nationwide network and by expanding our portfolio of advanced data services. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Domestic Telecom revenues over the past several years.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business. In addition, we have expanded the markets we are offering EV-DO to include Las Vegas, Nevada.

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

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Domestic Telecom	$9,622	$9,905	(2.9)%	$19,236	$19,846	(3.1)%
Domestic Wireless	6,847	5,477	25.0	13,009	10,563	23.2
Information Services	986	1,049	(6.0)	1,985	2,070	(4.1)
International	506	509	(.6)	974	1,026	(5.1)
Corporate & Other	(123)	(111)	10.8	(230)	(186)	23.7

Consolidated Revenues	$17,838	$16,829	6.0	$34,974	$33,319	5.0

Consolidated revenues in the second quarter of 2004 were higher by $1,009 million, or 6.0% and $1,655 million, or 5.0% for the six months ended June 30, 2004, compared to the similar periods of 2003. These increases were primarily the result of significantly higher revenues at Domestic Wireless, partially offset by lower revenues at Domestic Telecom and Information Services.

Domestic Wireless’s revenues increased by $1,370 million, or 25.0% for the second quarter of 2004 and $2,446 million, or 23.2% for the six months ended June 30, 2004 compared to the similar periods in 2003. These increases were primarily due to a 16.8% increase in customers as of June 30, 2004 compared to June 30, 2003 as well as an increase in average service revenue per customer per month (ARPU). ARPU increased 3.2% to $50.80 for the second quarter of 2004 and by 2.5% to $49.44 for the six months ended June 30, 2004 compared to the similar periods in 2003, primarily due to higher access price plan offerings as well as an increase in data revenues per customer, partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Revenues at Domestic Telecom declined during the second quarter of 2004 by $283 million, or 2.9% and $610 million, or 3.1% for the six months ended June 30, 2004, compared to the similar periods of the prior year primarily due to lower revenues from local and network access services, partially offset by higher long distance revenues. The decline in local service revenues of $248 million in the second quarter of 2004 and $467 million for the six months ended June 30, 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 4.2% decline in switched access lines in service from a year ago, driven by the effects of competition, regulatory pricing rules for unbundled network elements (UNEs) and technology substitution. Network access services revenues declined by $183 million in the second quarter of 2004 and by $408 million for the six months ended June 30, 2004 principally due to decreasing switched minutes of use (MOUs) and access lines, as well as mandated price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs declined 5.6% in the second quarter of 2004 and 4.8% for the six months ended June 30, 2004, from a year ago, reflecting the impact of access line loss and wireless substitution. These factors were partially offset by higher customer demand for high capacity and digital data services. Long distance service revenues increased $132 million in the second quarter of 2004 and $249 million for the six months ended June 30, 2004, principally as a result of customer growth from our interLATA long distance services, partially offset by the introduction of new, lower price plans. We added 632,000 long distance lines in the second quarter of 2004 and 1,470,000 long distance lines in the six months ended June 30, 2004, for a total of 16.8 million long distance lines nationwide, representing a 21.4% increase in long distance lines from a year ago.

Information Services’ operating revenues decreased $63 million, or 6.0% in the second quarter of 2004 and $85 million, or 4.1% for the six months ended June 30, 2004. The decrease was due primarily to reduced domestic print advertising revenue and the elimination of revenue as a result of the sale of European operations in 2003.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$ 5,641	$ 5,042	11.9%	$11,151	$10,166	9.7%
Selling, general and administrative expense	5,029	5,673	(11.4)	10,732	9,965	7.7
Depreciation and amortization expense	3,440	3,384	1.7	6,868	6,751	1.7

Total Operating Expenses	$14,110	$14,099.1		$28,751	$26,882	7.0

Cost of Services and Sales

Consolidated cost of services and sales in the second quarter of 2004 were higher by $599 million, or 11.9% and $985 million, or 9.7% for the six months ended June 30, 2004, compared to the similar periods of 2003. These increases were driven by increases in pension and other postretirement benefit costs and higher costs associated with our growth businesses, including wireless, long distance and DSL.

As of December 31, 2003, we changed key employee benefit plan assumptions in response to conditions in the securities markets. In addition, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording health care costs as if there were no caps in the fourth quarter of 2003 relative to these union contracts. The impact of these assumption changes and lower than expected actual asset returns resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $268 million in the second quarter of 2004 and $543 million for the six months ended June 30, 2004, compared to pension income, net of other postretirement benefit expense of $72 million and $151 million in the second quarter and six months ended June 30, 2003, respectively.

Higher costs were also driven by our growth businesses including wireless, long distance and DSL. Increases in wireless customers and higher usage per customer increased MOUs on the wireless network and resulted in higher wireless network costs in the current year periods. Cost of wireless handsets and other equipment sales increased by 27.3% in the second quarter of 2004 and 22.0% for the six months ended June 30, 2004 compared to the similar periods in 2003, primarily due to higher gross activations and an increase in equipment upgrades. In addition, both the quarter and year-to-date comparisons were affected by the prior year reduction in operating expenses of $98 million in the second quarter of 2003 and $111 million year-to-date 2003 for insurance recoveries related to the terrorist attacks on September 11, 2001.

These expense increases were partially offset in both periods by the effect of work force reductions of approximately 13,300 employees, or 6.0%, over the past year, principally in connection with a voluntary separation plan announced in the fourth quarter of 2003 and lower wireless roaming rates.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the second quarter of 2004 was $644 million, or 11.4% lower and $767 million, or 7.7% higher for the six months ended June 30, 2004, compared to the similar periods of 2003. During the second quarter of 2004, special charges declined by $954 million, partially offset by higher costs at Domestic Wireless and Domestic Telecom compared to the second quarter of 2003. For the six months ended June 30, 2004, higher costs at Domestic Wireless and Domestic Telecom were partially offset by a $226 million decline in special charges compared to the similar period in 2003.

Higher selling, general and administrative expense at Domestic Wireless, Domestic Telecom and corporate in the quarter and six months ended June 30, 2004 was driven by increases in salary and benefits expense as a result of an increase in the number of customer care and sales employees and higher sales commissions related to the increase in gross customer additions and customer renewals in the current year periods at Domestic Wireless and increases in pension and benefits expenses. Also contributing to the increases were higher advertising and promotion expenses and higher rental, professional and general costs.

Special charges recorded in selling, general and administrative expense were $954 million and $226 million lower in the second quarter of 2004 and the six months ended June 30, 2004, respectively, compared to the similar periods in 2003. Special charges recorded during the second quarter of 2004 and six months ended June 30, 2004 included $31 million and $759 million, respectively, related to pension settlement losses incurred in connection with the voluntary separation of approximately 21,000 employees in the fourth quarter of 2003 who received lump-sum distributions during the current year periods. During the second quarter of 2003 and six months ended June 30, 2003 we recorded special charges of $697 million in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon-New York arbitration ruling, pension settlement losses related to lump-sum pay-outs in 2003 and employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees.

Special charges in the second quarter of 2004 also included an expense credit of $204 million resulting from the favorable resolution of pre-bankruptcy amounts due from MCI, partially offset by a charge of $113 million related to operating asset losses. During the second quarter of 2003, we recorded other pretax charges of $197 million related to our leasing operations and other charges.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the second quarter of 2004 was higher by $56 million, or 1.7% and $117 million, or 1.7% for the six months ended June 30, 2004, compared to the similar periods of 2003. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets, partially offset by lower Domestic Telecom depreciation rates.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased by $45 million, or 26.9% in the second quarter of 2004 and by $96 million, or 30.5% for the six months ended June 30, 2004, compared to the similar periods in 2003. These increases were primarily the result of continued operational growth of Verizon’s equity investment in Vodafone Omnitel N.V. (Vodafone Omnitel) and favorable foreign currency exchange rates of the euro, Vodafone Omnitel’s functional currency.

Income From Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $60 million in the second quarter of 2004 and by $7 million in the six months ended June 30, 2004, compared to the similar periods in 2003. The decrease in the second quarter of 2004 compared to the similar period of 2003 was primarily due to the sale of shares of our investment in Taiwan Cellular Corporation (TCC) in the 2003 period. The decrease for the first six months of 2004 includes a pretax gain of $43 million recorded in connection with the sale of our investment in Iowa Telecom preferred stock in the first quarter of 2004.

Other Income and (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Interest income	$16	$9	77.8%	$68	$67	1.5%
Foreign exchange losses, net	(13)	(10)	30.0	(37)	(9)	nm
Other, net	(5)	(45)	(88.9)	(67)	(47)	42.6

Total	$(2)	$(46)	(95.7)	$(36)	$11	nm

nm – Not meaningful

The changes in other income and expense, net were partially due to unfavorable changes in foreign exchange rates and other expenses. Higher foreign exchange losses were recorded in the second quarter of 2004 and in the six months ended June 30, 2004, compared to the similar periods in 2003 by Verizon Dominicana, C. por A. (Verizon Dominicana), which uses the Dominican Republic peso as its functional currency. Lower other, net expenses in the second quarter of 2004 were driven by $49 million lower costs related to the early retirement of debt compared to the second quarter of 2003. Higher other, net expenses in the first six months of 2004 were driven by costs of $43 million recorded in the first quarter of 2004 in connection with the early retirement of debt.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Interest expense	$594	$692	(14.2)%	$1,232	$1,447	(14.9)%
Capitalized interest costs	40	33	21.2	75	68	10.3

Total interest costs on debt balances	$634	$725	(12.6)	$1,307	$1,515	(13.7)

Average debt outstanding	$43,415	$50,545	(14.1)	$44,425	$51,809	(14.3)
Effective interest rate	5.8%	5.7%		5.9%	5.9%

The decreases in interest costs for the second quarter of 2004 and the six months ended June 30, 2004 were primarily due to decreases in average debt levels of $7,130 million and $7,384 million, respectively, compared to the similar periods in 2003.

Minority Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Minority interest	$676	$380	77.9%	$1,153	$722	59.7%

The increases in minority interest expense for the second quarter of 2004 and the six months ended June 30, 2004, compared to the similar periods in 2003, were primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone) and higher earnings at Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Provision for income taxes	$ 871	$ 573	52.0%	$1,289	$1,497	(13.9)%
Effective income tax rate	32.6%	31.2%		30.1%	32.0%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. Our effective income tax rates for the second quarter of 2004 and six months ended June 30, 2004 were favorably impacted by tax benefits related to deferred tax balance adjustments and expense credits that are not taxable. In addition, we recorded a tax benefit resulting from an Internal Revenue Service audit settlement in the six months ended June 30, 2004. Our effective income tax rate for the three months ended June 30, 2003 was favorably impacted by tax benefits resulting from the reversal of a valuation allowance relating to investments.

Discontinued Operations

Discontinued operations represent the results of operations of Grupo Iusacell, S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. In connection with our decision to sell our interest in Iusacell and a comparison of expected net sale proceeds to the net book value of our investment in Iusacell, we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share) in the second quarter of 2003.

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

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, Information Services and International. Additional information about our segments can be found in Note 11 to the unaudited condensed consolidated financial statements.

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

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Local services	$4,655	$4,903	(5.1)%	$ 9,336	$ 9,803	(4.8)%
Network access services	3,046	3,229	(5.7)	6,145	6,553	(6.2)
Long distance services	1,033	901	14.7	2,031	1,782	14.0
Other services	888	872	1.8	1,724	1,708.9

	$9,622	$9,905	(2.9)	$19,236	$19,846	(3.1)

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

The decline in local service revenues of $248 million, or 5.1% in the second quarter of 2004 and $467 million, or 4.8% for the six months ended June 30, 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 4.2% decline in switched access lines in service from a year ago. This revenue decline was mainly driven by the effects of competition, regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs, which mandate lower prices for other carriers that use our facilities to provide local exchange services, are putting downward pressure on our revenues by shifting the mix of access lines from retail to wholesale. We added 425,000 UNE platform lines in the second quarter of 2004 and 933,000 in the six months ended June 30, 2004, bringing total UNE platform provisioned lines to 6.0 million at June 30, 2004, compared to 4.1 million a year ago. Technology substitution also affected local service revenue growth in both periods, as indicated by declining demand for residential access lines of 4.4% at June 30, 2004, compared to a year ago, as more customers substituted wireless services for traditional landline services. At the same time, basic business access lines have declined 3.8% at June 30, 2004, compared to the similar period last year, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

We continue to seek opportunities to retain and win-back customers. Our Freedom service plans offer local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Since January 2003, we have introduced our Freedom service plans in 20 key markets, which cover approximately 91% of consumer access lines. For small businesses, we have also rolled out Verizon Freedom for Business in nine markets, covering approximately 77% of business access lines. As of June 30, 2004, approximately 50% of Verizon’s residential customers have purchased local services in combination with either Verizon long distance or Verizon DSL, or both.

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

Network access services revenues declined by $183 million, or 5.7% in the second quarter of 2004 and by $408 million, or 6.2% for the six months ended June 30, 2004. These declines were principally due to decreasing switched MOUs and access lines, as well as mandated price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs declined 5.6% in the second quarter of 2004 and 4.8% for the six months ended June 30, 2004, from a year ago, reflecting the impact of access line loss and wireless substitution.

These factors were partially offset by higher customer demand for high capacity and digital data services that grew 5.7% in the second quarter of 2004 and 4.3% for the six months ended June 30, 2004, compared to a year ago. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Voice-grade equivalents (switched access lines and data circuits) grew 3.2% in the six months ended June 30, 2004, compared to the similar period in 2003, as customers chose more high-capacity digital services. We added 625,000 new DSL lines in the six months ended June 30, 2004, including 280,000 in the second quarter, for a total of 2.9 million lines at June 30, 2004, representing a 52.5% increase from a year ago.

The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user customers for interstate access services. See “Other Factors That May Affect Future Results – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements and broadband services.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice services.

Long distance service revenues increased $132 million, or 14.7% in the second quarter of 2004 and $249 million, or 14.0% for the six months ended June 30, 2004, principally as a result of customer growth from our interLATA long distance services, partially offset by the introduction of new, lower price plans. We added 632,000 long distance lines in the second quarter of 2004 and 1,470,000 long distance lines in the six months ended June 30, 2004, for a total of 16.8 million long distance lines nationwide, representing a 21.4% increase in long distance lines from a year ago. Our long distance lines include adjustments of 1,487,000 lines in the second quarter of 2004 related to first quarter of 2004 reported long distance lines and 782,000 lines in the second quarter of 2003. These adjustments pertain to an overstatement of long distance lines discovered through an internal review in the second quarter of 2004, which was the result of an internal system database issue. The introduction of our Freedom service plans continues to stimulate growth in long distance services. In 2003, we received final FCC approval to offer long distance services in our remaining three jurisdictions and began offering long distance services throughout the United States, capping a seven-year effort. As of June 30, 2004, approximately 44% of our local wireline residential customers have chosen Verizon as their long distance carrier.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses.

Revenues from other services in the second quarter and year-to-date 2004 periods remained substantially unchanged from a year ago. Revenue increases resulting from higher sales of voice and data customer premises equipment services were substantially offset by declines in business volumes related to billing and collection services, public telephone services, and the sale of a non-strategic business.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$3,642	$3,413	6.7%	$ 7,360	$ 6,936	6.1%
Selling, general and administrative expense	2,343	2,253	4.0	4,492	4,253	5.6
Depreciation and amortization expense	2,209	2,300	(4.0)	4,466	4,631	(3.6)

	$8,194	$7,966	2.9	$16,318	$15,820	3.1

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

The increase in cost of services and sales of $229 million, or 6.7% in the second quarter of 2004 and $424 million, or 6.1% for the six months ended June 30, 2004 was largely driven by increased pension and other postretirement benefit costs. As of December 31, 2003, Verizon evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.75% in 2003 to 6.25% in 2004, consistent with interest rate levels at the end of 2003. Further, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording health care costs as if there were no caps in the fourth quarter of 2003 relative to these union contracts. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $220 million in the second quarter of 2004 and $434 million for the six months ended June 30, 2004, compared to pension income, net of other postretirement benefit expense of $111 million and $219 million in the second quarter and six months ended June 30, 2003, respectively. Higher costs associated with our growth businesses such as long distance and DSL and wage increases for management employees also contributed to the increase in cost of services and sales in both periods. Further, both the quarter and year-to-date comparisons were affected by the prior year reduction to operating expenses of approximately $98 million in the second quarter of 2003 and $111 million year-to-date 2003 for insurance recoveries related to the terrorist attacks on September 11, 2001. The year-to-date increase in costs also includes the effect of a favorable adjustment of approximately $80 million recorded in the first quarter of 2003 in connection with our ongoing review of local interconnection expense charged by CLECs.

These expense increases were partially offset in both periods by the effect of work force reductions of approximately 14,200 employees, or 9.2%, over the past year, principally in connection with a voluntary separation plan announced in the fourth quarter of 2003, and by a favorable adjustment to our interconnection expense in connection with the MCI settlement.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expense increased by $90 million, or 4.0% in the second quarter of 2004 and $239 million, or 5.6% for the six months ended June 30, 2004. In both periods, these increases include higher net pension and benefit costs as described above and higher rental, professional and general costs. The year-to-date cost increase also includes higher non-income taxes principally related to gross receipts and property and increased advertising costs associated with the launch of bundles and packages. These cost increases were partially offset in both periods by the effect of work force reductions and in the year-to-date period by a gain on the sale of a small business unit.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $91 million, or 4.0% in the second quarter of 2004 and $165 million, or 3.6% for the six months ended June 30, 2004, compared to the similar periods last year, was mainly driven by lower rates of depreciation.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$683	$915	(25.4)%	$1,380	$1,922	(28.2)%

Segment income decreased by $232 million, or 25.4% in the second quarter of 2004 and by $542 million for the six months ended June 30, 2004 compared to the similar periods in 2003, primarily as a result of the after-tax impact of operating revenues and operating expenses described above and favorable deferred tax balance adjustments in the current year periods.

Special and non-recurring items not included in Domestic Telecom’s segment income totaled $(10) million and $482 million for the three months ended June 30, 2004 and 2003, respectively. Special and non-recurring charges included in the second quarter of 2004 related to an expense credit resulting from the favorable resolution of pre-bankruptcy amounts due from MCI largely offset by operating asset losses pertaining to our international long distance and data network, pension settlement losses for employees that received lump-sum distributions during the quarter under the prior year voluntary separation plan and costs associated with the early retirement of debt. The special and non-recurring items in the similar period of 2003 primarily related to severance and other benefit charges. Special and non-recurring items totaling $408 million for the six months ended June 30, 2004 also included additional pension settlement losses and early retirement of debt costs as well as a gain on the sale of an investment. Special and non-recurring items totaling $(1,570) million for the six months ended June 30, 2003 also included a net gain recorded in connection with the adoption of SFAS No. 143 and the directory accounting change.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Wireless sales and services	$6,847	$5,477	25.0%	$13,009	$10,563	23.2%

Revenues earned from our consolidated wireless segment grew by $1,370 million, or 25.0% in the second quarter of 2004 and $2,446 million, or 23.2% for the six months ended June 30, 2004 compared to the similar periods in 2003. Service revenue of $6,043 million for the second quarter of 2004 was $1,032 million, or 20.6% higher than the similar period in 2003, and service revenue of $11,544 million for the six months ended June 30, 2004 was $1,873 million, or 19.4% higher than the similar period in 2003. These increases were primarily due to a 16.8% increase in customers as of June 30, 2004 compared to June 30, 2003 as well as an increase in ARPU.

We ended the second quarter of 2004 with more than 40.4 million customers, compared to 34.6 million customers at the end of the second quarter of 2003. More than 1.5 million net customers were added during the second quarter of 2004 compared to 1.3 million during the second quarter of 2003. We added over 2.9 million net customers during the six months ended June 30, 2004 compared to more than 2.1 million during the similar period in 2003. Retail net additions accounted for approximately 95% of the total net adds. The overall composition of our customer base as of June 30, 2004 was 92% retail postpaid, 4% retail prepaid and 4% resellers. As of June 30, 2004, approximately 38.4 million, or 95% of our customers subscribe to digital service, compared to 91% at June 30, 2003. In addition, our average monthly churn rate, the rate at which customers disconnect service, decreased to 1.4% in the second quarter of 2004 and decreased to 1.5% for the six months ended June 30, 2004, compared to 1.7% in the second quarter of 2003 and 1.9% for the six months ended June 30, 2003. Retail postpaid churn decreased to 1.2% in the second quarter of 2004 and decreased to 1.3% for the six months ended June 30, 2004, compared to 1.4% in the second quarter of 2003 and 1.5% for the six months ended June 30, 2003.

ARPU increased 3.2% to $50.80 for the second quarter of 2004 and by 2.5% to $49.44 for the six months ended June 30, 2004 compared to similar periods in 2003, primarily due to higher access price plan offerings as well as an increase in data revenues per customer. Data revenues increased by $168 million, or 193%, in the second quarter of 2004 and $296 million, or 186% for the six months ended June 30, 2004, compared to similar periods in 2003, as a result of higher use of our messaging and other data services. For the second quarter of 2004, data revenue accounted for 4.2% of service revenue, compared to 1.7% during the second quarter of 2003. These increases were partially offset by decreased roaming revenue as a result of rate reductions with third-party carriers and decreased long distance revenue due to bundled pricing.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$1,854	$1,567	18.3%	$ 3,512	$3,006	16.8%
Selling, general and administrative expense	2,275	1,973	15.3	4,522	3,839	17.8
Depreciation and amortization expense	1,103	956	15.4	2,158	1,863	15.8

	$5,232	$4,496	16.4	$10,192	$8,708	17.0

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $287 million, or 18.3% for the second quarter of 2004 and $506 million, or 16.8% for the six months ended June 30, 2004 compared to the similar periods in 2003. These increases were primarily due to higher wireless network costs in the current year periods caused by increased MOUs on the wireless network, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 27.3% in the second quarter of 2004 and 22.0% for the six months ended June 30, 2004 compared to similar periods in 2003. These increases were primarily due to an increase in handsets sold, due to higher gross activations and an increase in equipment upgrades for the second quarter and the six months ended June 30, 2004 compared to the similar periods in 2003.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $302 million, or 15.3% in the second quarter of 2004 and $683 million, or 17.8% for the six months ended June 30, 2004 compared to the similar periods in 2003. These increases were primarily due to an increase in salary and benefits expense of $172 million for the second quarter of 2004 and $373 million for the six months ended June 30, 2004 compared to similar periods in 2003. The salary and benefits expense increases were primarily the result of higher benefits costs and an increase in the number of customer care and sales employees. Also contributing to the increases was a $21 million aggregate increase in sales commissions in our direct and indirect channels for the second quarter of 2004 and a $82 million increase for the six months ended June 30, 2004, compared to similar periods in 2003, primarily related to the increase in gross customer additions and customer renewals in the current year periods. Advertising and promotion expenses increased by $43 million in the second quarter of 2004 and $68 million for the six months ended June 30, 2004, compared to similar periods in 2003.

Depreciation and Amortization Expense

Depreciation and amortization increased by $147 million, or 15.4% in the second quarter of 2004 and $295 million, or 15.8% for the six months ended June 30, 2004 compared to similar periods in 2003. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$453	$257	76.3%	$771	$475	62.3%

Segment income increased by $196 million, or 76.3% in the second quarter of 2004 and by $296 million, or 62.3% for the six months ended June 30, 2004 compared to the similar periods in 2003 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. Increases in minority interest were principally due to the increased earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business is comprised of our yellow pages directories, online directory and search services through SuperPages.com™, and directory and information services on wireless telephones through SuperPages On the Go. This segment’s operations are principally in the United States, Canada and Latin America.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Operating Revenues	$986	$1,049	(6.0)%	$1,985	$2,070	(4.1)%

Information Services’ operating revenues decreased $63 million, or 6.0% in the second quarter of 2004 and $85 million, or 4.1% for the six months ended June 30, 2004. The decrease was due primarily to reduced domestic print advertising revenue and the elimination of revenue as a result of the sale of European operations, which was completed in July 2003. SuperPages.com™ continues to achieve strong growth, as demonstrated by a 14.5% increase in revenue and a 44.0% increase in searches in the second quarter of 2004 compared to the second quarter of 2003 and a 16.9% increase in revenue and a 55.8% increase in searches in the six months ended June 30, 2004 compared to the similar period in 2003.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$157	$160	(1.9)%	$ 312	$ 314	(.6)%
Selling, general and administrative expense	374	361	3.6	722	705	2.4
Depreciation and amortization expense	24	23	4.3	48	44	9.1

	$555	$544	2.0	$1,082	$1,063	1.8

Total operating expenses remained relatively flat during the second quarter of 2004 and six months ended June 30, 2004 compared to the similar periods in 2003. Selling, general and administrative expenses increased $13 million, or

3.6% in the second quarter of 2004 and $17 million, or 2.4% for the six months ended June 30, 2004 compared to the similar periods in the prior year. The increases were due primarily to increased bad debt expenses and higher pension and benefit costs, partially offset by reduced expenses related to the July 2003 sale of European operations. Depreciation and amortization expense increased slightly due primarily to software amortization of new systems placed into service in 2003.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$258	$299	(13.7)%	$545	$599	(9.0)%

Segment income decreased $41 million, or 13.7% in the second quarter of 2004, and $54 million, or 9.0% for the six months ended June 30, 2004 compared to the similar periods in 2003. These decreases were due primarily as a result of the after-tax impact of the operating revenues and expense issues described above. Special and non-recurring items not included in Information Services’ segment income were $5 million for the quarter ended June 30, 2003, primarily related to severance charges. For the six months ended June 30, 2004 and 2003, special items totaled $8 million and $1,584 million, respectively. The special items included in the current year period were primarily related to pension settlement losses for employees who received lump-sum distributions under the prior year voluntary separation plan. The special items in the first six months of 2003 also included a loss recorded in connection with the directory accounting change and severance charges.

International

Our International segment includes international wireline and wireless telecommunication operations and investments primarily in the Americas and Europe. Our consolidated international investments as of June 30, 2004 included Verizon Dominicana in the Dominican Republic, TELPRI in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

On June 13, 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell. In the second quarter of 2003, we reclassified our investment and results of operations of Iusacell as discontinued operations. Discontinued operations are excluded from International’s segment income.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Operating Revenues	$506	$509	(.6)%	$974	$1,026	(5.1)%

Revenues generated by our international businesses decreased $3 million, or .6% in the second quarter of 2004 and $52 million, or 5.1% for the six months ended June 30, 2004 compared to the similar periods in 2003. These decreases are primarily due to declining foreign exchange rates in the Dominican Republic offset by operational growth at Verizon Dominicana and a favorable adjustment to carrier access revenues at TELPRI.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$156	$140	11.4%	$303	$278	9.0%
Selling, general and administrative expense	87	195	(55.4)	215	351	(38.7)
Depreciation and amortization expense	80	85	(5.9)	157	172	(8.7)

	$323	$420	(23.1)	$675	$801	(15.7)

Cost of Services and Sales

Cost of services and sales increased $16 million, or 11.4% in the second quarter of 2004 and $25 million, or 9.0% for the six months ended June 30, 2004 compared to the similar periods in 2003. These increases primarily reflect higher variable costs at Verizon Dominicana partially offset by the decline of the Dominican Republic’s foreign exchange rates.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $108 million, or 55.4% in the second quarter of 2004 and decreased $136 million, or 38.7% for the six months ended June 30, 2004 compared to the similar periods in 2003. These decreases are primarily the result of a favorable resolution of the third quarter of 2003 TELPRI charge recorded as a result of an adverse Puerto Rico Circuit Court of Appeals ruling on intra-island long distance access rates, an asset write-off recorded in the second quarter of 2003 and declining foreign exchange rates in the Dominican Republic.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $5 million, or 5.9% in the second quarter of 2004 and $15 million, or 8.7% for the six months ended June 30, 2004 compared to the similar periods in 2003. These decreases are primarily due to declining foreign exchange rates in the Dominican Republic.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$287	$314	(8.6)%	$568	$580	(2.1)%

Segment income decreased by $27 million, or 8.6% in the second quarter of 2004 and $12 million, or 2.1% for the six months ended June 30, 2004 compared to the similar periods in 2003. The 2004 decreases in segment income were primarily the result of decreases in income from other unconsolidated businesses and higher taxes, partially offset by increases in equity in earnings of unconsolidated businesses and Verizon’s share (after minority interest) of the after-tax impact of operating revenues and operating expenses described above.

Income from other unconsolidated businesses decreased by $59 million in the second quarter of 2004 and decreased $60 million in the six months ended June 30, 2004 compared to similar periods in 2003. These decreases primarily relate to 2003 sales of our interest in TCC.

Equity in earnings of unconsolidated businesses increased by $43 million in the second quarter of 2004 and increased $96 million in the six months ended June 30, 2004 compared to the similar periods in 2003. These increases primarily reflect the continued operational growth at Vodafone Omnitel and favorable foreign currency impacts from the euro on that investment.

The special and non-recurring item not included in International’s segment income of $1 million for the six months ended June 30, 2004 related to pension settlement losses for employees that received lump-sum distributions during the first quarter of 2004 under the prior year voluntary separation plan. Special and non-recurring items not included in International’s segment income of $931 million for the second quarter of 2003 and $900 million for the six months ended June 30, 2003 primarily related to a loss on our investment in Iusacell.

Special Items

Severance, Pension and Benefit Charges

During the second quarter of 2004, we recorded pretax pension settlement losses of $31 million ($19 million after-tax, or $.01 per diluted share). In addition, during the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax, or $.16 per diluted share). These settlement losses related to employees that received lump-sum distributions during the quarter in connection with the previously announced voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached. Verizon had previously estimated settlements related to the voluntary separation plan to total $700 million to $900 million, after taxes, mostly in the first quarter of 2004 although continuing throughout the year. Due to favorable offsets such as an improved return on pension plan assets and lower than expected lump-sum payouts, we now expect total after-tax charges associated with the voluntary separation plan may be less than the lower end of this range.

During the second quarter of 2003 we recorded a special charge of $463 million ($286 million after-tax, or $.10 per diluted share) in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon-New York arbitration ruling and pension settlement losses related to lump-sum pay-outs in 2003. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees. Verizon offered to reinstate all 3,400 impacted employees, and accordingly, recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

In addition, in the second quarter of 2003 we recorded a special charge of $235 million ($150 million after-tax, or $.05 per diluted share) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees.

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

Discontinued Operations

During the second quarter of 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell into the tender offer launched by Movil Access, a Mexican company. Verizon tendered its shares shortly after the tender offer commenced, and the tender offer closed on July 29, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have classified the results of operations of Iusacell as discontinued operations. In connection with the decision to sell our interest in Iusacell and a comparison of expected net sale proceeds to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share).

Other Special Items

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax, or $.04 per diluted share) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax, or $.03 per diluted share) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded pretax charges of $12 million ($7 million after-tax, or less than $.01 per diluted share) during the current quarter in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax, or $.01 per diluted share) resulting from the early retirement of debt.

During the second quarter of 2003, we recorded other pretax charges of $258 million ($204 million after-tax, or $.07 per diluted share) primarily related to a pretax impairment charge of $125 million ($125 million after-tax, or $.04 per diluted share) pertaining to our leasing operations for airplanes leased to airlines that were experiencing financial difficulties and for power generating facilities. These second quarter 2003 charges also included pretax charges of $61 million ($38 million after-tax, or $.01 per diluted share) pertaining to the early retirement of debt and other pretax charges of $72 million ($41 million after-tax, or $.01 per diluted share).

Consolidated Financial Condition

	Six Months Ended June 30,
(Dollars in Millions)	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$9,891	$10,969	$(1,078)
Investing activities	(4,759)	(5,084)	325
Financing activities	(5,223)	(6,487)	1,264

Increase (Decrease) in Cash and Cash Equivalents	$(91)	$(602)	$511

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The decrease in cash from operating activities for the six months ended June 30, 2004 compared to the similar period of 2003 was primarily due to a higher decrease in current liabilities (use of cash) in the first six months of 2004 and a higher decrease in receivables (source of cash) in the first six months of the prior year. Higher severance payments were recorded in the first six months of 2004 and higher tax refunds were recorded in the first six months of 2003. In addition, the higher decrease in receivables in the first six months of 2003 was driven by a greater reduction of days sales outstanding in that period compared to the first six months of 2004.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $2,942 million in our Domestic Telecom segment in the first six months of 2004, compared to $3,019 million in the first six months of 2003. We also invested $2,747 million in our Domestic Wireless segment in the first six months of 2004, compared to $2,096 million in the first six months of 2003. The steady capital investment in Domestic Telecom and the increase in capital spending in Domestic Wireless represent our continuing effort to invest in high growth areas including wireless, long distance, DSL and Enterprise Advance.

Capital spending, including capitalized software, is expected to be approximately $12 billion to $13 billion in 2004. The range includes $6.5 billion to $7.0 billion for Domestic Telecom, $5.0 billion to $5.5 billion for Domestic Wireless (expected to be the high end of the range) and a total of $.5 billion for Information Services, International and corporate and other businesses.

We invested $55 million in acquisitions and investments in businesses during the first six months of 2004 primarily related to Verizon’s limited partnership investments in entities that invest in affordable housing projects. In the first six months of 2003, we invested $1,033 million in acquisitions and investments in businesses including $762 million to acquire 50 Personal Communications Services licenses and related network assets from Northcoast Communications LLC and $146 million for other wireless properties. In the first six months of 2004, we received cash proceeds of $117 million from the sale of a small business unit.

Other, net investing activities for the first six months of 2004 includes net cash proceeds received in connection with the sale of investments, including Iowa Telecom preferred stock.

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

Cash Flows Used In Financing Activities

Cash of $3,011 million was used to reduce our total debt during the first six months of 2004. We repaid $2,259 million and $2,459 million of Domestic Telecom and corporate long-term debt, respectively. The Domestic Telecom debt repayment includes the early retirement of $1,275 million of long-term debt. The corporate debt repayment includes $1,984 million of zero-coupon convertible notes redeemed by Verizon Global Funding Corp. Also during the six months ended June 30, 2004 we increased our short-term borrowings by $1,254 million and Verizon Global Funding issued $500 million of long-term debt.

Cash of $4,649 million was used to reduce our total debt during the first half of 2003. We repaid $5,646 million of Verizon Global Funding, $1,800 million of Domestic Telecom and $1,095 million of other corporate long-term debt with the issuance of short and long-term debt. We increased our short-term borrowings by $1,109 million while Verizon Global Funding and Domestic Telecom issued long-term debt with principal amounts of $1,500 million and $1,350 million, respectively, resulting in total cash proceeds of $2,766 million, net of discounts, costs and a payment related to a hedge on the interest rate for an anticipated financing.

Our ratio of debt to debt combined with shareowners’ equity was 55.1% at June 30, 2004, compared to 58.8% at June 30, 2003.

As of June 30, 2004, we had $130 million in bank borrowings outstanding. In addition, we had approximately $5.7 billion of unused bank lines of credit and our financing subsidiary had shelf registrations for the issuance of up to $10.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In March 2004, Standard & Poor’s announced that it put Verizon’s debt on review with negative implications, citing general industry issues. We have adopted a debt portfolio strategy that continues our overall debt reduction efforts through the remainder of the year.

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first and second quarters of 2004 and 2003, we announced quarterly cash dividends of $.385 per share.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2004 totaled $608 million, a $91 million decrease from cash and cash equivalents at December 31, 2003 of $699 million.

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

Exchangeable Notes

In 1998, Verizon Global Funding issued notes exchangeable into shares of Telecom Corporation of New Zealand Limited (TCNZ) and into shares of Cable & Wireless Communications plc (subsequently Cable & Wireless plc and NTL Incorporated) as described in Note 8 to the unaudited condensed consolidated financial statements. These financial instruments exposed us to market risk, including (i) equity price risk, because the notes were exchangeable into shares that are traded on the open market and routinely fluctuate in value, (ii) foreign exchange rate risk, because the notes were exchangeable into shares that are denominated in a foreign currency, and (iii) interest rate risk, because the notes carried fixed interest rates.

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

Foreign Currency Translation

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. At June 30, 2004, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso, Canadian dollar and the euro. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of these investments.

Our earnings were affected by foreign currency gains or losses associated with the U. S. dollar denominated assets and liabilities at Verizon Dominicana and at Iusacell prior to selling Iusacell in July 2003 (see “Consolidated Results of Operations – Other Consolidated Results – Discontinued Operations”).

Other Factors That May Affect Future Results

Recent Developments

Spectrum Purchases

We announced on July 8, 2004 that we had won an auction for a spectrum license covering the New York metropolitan area held by NextWave Telecom Inc. Under the terms of the purchase agreement, we will pay $930 million for the license which covers the New York metropolitan area. The transaction is subject to several federal reviews and is expected to close by the end of 2004. In addition, on July 1, 2004 we announced an agreement to purchase Qwest Wireless’s spectrum licenses and wireless network assets for $418 million covering several existing and new markets. The transaction is subject to federal reviews and is expected to close by the fourth quarter of 2004 or early 2005.

MCI Bankruptcy Matters

Verizon has several significant business relationships with MCI, both as a customer for our services and a supplier of services. On April 20, 2004, MCI emerged from bankruptcy proceedings. Settlement agreements reached with MCI in June and December of 2003 that addressed all pre-bankruptcy receivables and payables as well as certain other pre- and post-bankruptcy disputes between the companies became fully effective. In the second quarter of 2004, we recorded an expense credit of $204 million resulting from the favorable resolution of pre-bankruptcy amounts due from MCI.

Telephone Access Lines

During the second quarter of 2004, we entered into an agreement to sell our wireline-related businesses in Hawaii, which operates 707,000 switched access lines, for $1,650 million in cash, less debt. The closing of the transaction, expected in 2005, is contingent on state and federal approvals.

As we have stated in the past, Verizon periodically evaluates its assets and properties for strategic fit and financial performance. As we have previously disclosed, we have had discussions regarding the possible sale of telephone access lines in upstate New York.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill which included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of June 30, 2004, we have applied for reimbursement of approximately $266 million. We received an advance of $11 million in December 2003 and an additional advance of $77 million in June 2004. We are awaiting the results of an audit relating to the total amount that we have applied for reimbursement, including funds already received.

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

As a result of tariff adjustments which became effective in July 2003, virtually all of our switched access lines reached the $.0055 benchmark. On June 29, 2004, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s prior approval of an increase in the SLC cap. The current cap is $6.50.

The FCC previously initiated investigations of the interstate access rates charged by Verizon’s local telephone companies during the 1993 to 1996 tariff years under the price cap rules that were in place prior to the adoption of the CALLS plan. On July 30, 2004, the FCC released an order resolving one of the issues in those pending investigations, and concluded that some of Verizon’s local telephone companies had incorrectly calculated the impact of their obligation to “share” a portion of their earnings above certain prescribed levels with their access customers. The amount of any refund as a result of that finding will be determined in a further phase of the proceeding. Other issues remain under investigation.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. Approximately 55% of special access revenues are now removed from price regulation.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high-cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. That decision also has been appealed. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements the court reversed key aspects of the FCC decision. The court’s reversal of the FCC went into effect on June 16, 2004 after both the U.S. Court of Appeals for the D.C. Circuit and the U.S. Supreme Court denied motions to further stay the decision. Petitions by state regulators and other carriers seeking U.S. Supreme Court review of the U.S. Court of Appeals for the D.C. Circuit decision are pending.

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

The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. On March 10, 2004, the FCC initiated a rulemaking proceeding to address the regulation of services that use Internet protocol, including voice services. The FCC also concluded in response to one such petition that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges. In addition, during April 2004, the FCC issued an order in connection with another such petition that stated that the petitioning company’s service that utilizes Internet protocol for only one intermediate part of a call’s transmission is subject to access charges.

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

Part II – Other Information

Item 2. Changes in Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 2004	250,000	$37.39	250,000	79,750,000

May 2004	225,000	$36.52	225,000	79,525,000

June 2004	1,936,800	$35.17	1,936,800	77,588,200

Total	2,411,800	$36.36	2,411,800	77,588,200

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 80 million common shares and expires no later than the close of business on February 28, 2006. Under the plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Shareholders was held on April 28, 2004. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting and withholding authority to vote in the election of Directors (the “Total Vote”) was 2,297,003,757 or 82.92% of the common shares outstanding on March 1, 2004, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld

James R. Barker	2,174,243,971	122,759,786
Richard L. Carrión	2,164,744,213	132,259,544
Robert W. Lane	2,205,654,803	91,348,954
Sandra O. Moose	2,089,991,083	207,012,674
Joseph Neubauer	2,164,981,567	132,022,190
Thomas H. O’Brien	2,191,050,600	105,953,157
Hugh B. Price	2,155,104,931	141,898,826
Ivan G. Seidenberg	2,148,894,998	148,108,759
Walter V. Shipley	2,188,828,118	108,175,639
John R. Stafford	2,174,476,408	122,527,349
Robert D. Storey	2,142,962,767	154,040,990

(b)	The appointment of Ernst & Young LLP as independent auditor for 2004 was ratified with 2,206,064,092 votes for, 66,266,887 votes against, and 24,672,778 abstentions.

(c)	A shareholder proposal regarding Cumulative Voting was defeated with 609,365,978 votes for, 1,116,675,838 votes against, 172,782,009 abstentions and 398,179,932 broker non-votes.

(d)	A shareholder proposal regarding composition of the Board of Directors was defeated with 375,545,097 votes for, 1,484,053,711 votes against, 39,225,017 abstentions and 398,179,932 broker non-votes.

(e)	A shareholder proposal regarding Separate Chairman and CEO was defeated with 680,102,742 votes for, 1,180,442,987 votes against, 38,278,096 abstentions and 398,179,932 broker non-votes.

(f)	A shareholder proposal regarding Any Future Poison Pill was defeated with 687,683,365 votes for, 1,159,718,500 votes against, 51,421,960 abstentions and 398,179,932 broker non-votes.

(g)	A shareholder proposal regarding Supplemental Executive Retirement Plans was defeated with 691,698,985 votes for, 1,169,948,290 votes against, 37,176,550 abstentions and 398,179,932 broker non-votes.

(h)

A shareholder proposal regarding Options or Stock Grants Based on Tracking Stock was defeated with 287,099,148 votes for, 1,564,698,844 votes against, 47,025,833 abstentions and 398,179,932 broker non-votes.

(i)

A shareholder proposal regarding Diversity Report on Option Grants to Employees was defeated with 180,869,826 votes for, 1,555,754,991 votes against, 162,199,008 abstentions and 398,179,932 broker non-votes.

(j)	A shareholder proposal regarding Report on Political Contributions was defeated with 275,910,646 votes for, 1,468,835,437 votes against, 154,077,742 abstentions and 398,179,932 broker non-votes.

(k)

A shareholder proposal regarding Collection of Universal Service Fees and Number Portability Fees was defeated with 103,651,044 votes for, 1,625,469,229 votes against, 169,703,552 abstentions and 398,179,932 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

10a	Employment Agreement between Verizon and Marc C. Reed.

10b	Employment Agreement between Verizon and Thomas J. Tauke.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended June 30, 2004:

A Current Report on Form 8-K, furnished on April 27, 2004 announcing Verizon’s earnings for the first quarter ended March 31, 2004.

A Current Report on Form 8-K, filed on May 21, 2004, containing a press release announcing an agreement to sell wireline-related businesses in Hawaii.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: August 6, 2004	By	/s/ David H. Benson
David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 2, 2004.