Form 10-Q
period 2004-09-30
VERIZON COMMUNICATIONS INC
filed 2004-11-08
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

At September 30, 2004, 2,768,958,346 shares of the registrant’s Common Stock were outstanding, after deducting 5,907,035 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2004	2003	2004	2003

Operating Revenues	$ 18,206	$ 17,063	$ 53,020	$ 50,270

Operating Expenses
Cost of services and sales (exclusive of items shown below)	5,994	5,706	17,104	15,849
Selling, general and administrative expense	5,132	4,891	15,807	14,823
Depreciation and amortization expense	3,483	3,416	10,345	10,162
Sales of businesses, net	–	(141)	–	(141)

Total Operating Expenses	14,609	13,872	43,256	40,693

Operating Income	3,597	3,191	9,764	9,577
Equity in earnings of unconsolidated businesses	224	358	635	673
Income from other unconsolidated businesses	2	80	74	159
Other income and (expense), net	16	10	(20)	22
Interest expense	(577)	(685)	(1,809)	(2,132)
Minority interest	(682)	(410)	(1,835)	(1,132)

Income Before Provision for Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	2,580	2,544	6,809	7,167
Provision for income taxes	(801)	(758)	(2,065)	(2,236)

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	1,779	1,786	4,744	4,931
Discontinued Operations
Income/(loss) from operations	33	15	89	(891)
Provision for income taxes	(16)	(10)	(41)	(8)

Income/(loss) on discontinued operations, net of tax	17	5	48	(899)
Cumulative Effect of Accounting Change, Net of Tax	–	–	–	503

Net Income	$ 1,796	$ 1,791	$ 4,792	$ 4,535

Basic Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$ .64	$ .65	$ 1.71	$ 1.79
Income/(loss) on discontinued operations, net of tax	.01	–	.02	(.33)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net Income	$ .65	$ .65	$ 1.73	$ 1.65

Weighted-average shares outstanding (in millions)	2,769	2,759	2,769	2,753

Diluted Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$ .64	$ .64	$ 1.70	$ 1.78
Income/(loss) on discontinued operations, net of tax	.01	–	.02	(.32)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net Income	$ .64	$ .64	$ 1.72	$ 1.63

Weighted-average shares outstanding (in millions)	2,803	2,791	2,803	2,786

Dividends declared per common share	$ .385	$ .385	$ 1.155	$ 1.155

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At September 30, 2004	At December 31, 2003

Assets
Current assets
Cash and cash equivalents	$ 616	$ 669
Short-term investments	986	2,172
Accounts receivable, net of allowances of $1,772 and $2,382	9,919	9,854
Inventories	1,389	1,262
Assets of discontinued operations	719	705
Assets held for sale	950	–
Prepaid expenses and other	3,162	4,233

Total current assets	17,741	18,895

Plant, property and equipment	183,356	180,940
Less accumulated depreciation	109,870	105,638

	73,486	75,302

Investments in unconsolidated businesses	5,989	5,789
Wireless licenses	41,092	40,907
Goodwill	835	835
Other intangible assets, net	4,430	4,702
Other assets	19,324	19,538

Total assets	$ 162,897	$ 165,968

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 3,271	$ 5,967
Accounts payable and accrued liabilities	13,291	14,652
Liabilities of discontinued operations	95	76
Liabilities related to assets held for sale	500	–
Other	5,967	5,885

Total current liabilities	23,124	26,580

Long-term debt	37,252	39,413
Employee benefit obligations	17,104	16,754
Deferred income taxes	22,129	21,704
Other liabilities	3,526	3,703

Minority interest	24,588	24,348

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,774,865,381 shares and 2,772,313,619 shares issued)	277	277
Contributed capital	25,420	25,363
Reinvested earnings	11,005	9,409
Accumulated other comprehensive loss	(1,372)	(1,250)
Common stock in treasury, at cost	(168)	(115)
Deferred compensation – employee stock ownership plans and other	12	(218)

Total shareowners’ investment	35,174	33,466

Total liabilities and shareowners’ investment	$ 162,897	$ 165,968

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2004	2003

Cash Flows from Operating Activities
Income before discontinued operations and cumulative effect of accounting change	$ 4,744	$ 4,931
Adjustments to reconcile income before discontinued operations and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization expense	10,345	10,162
Sales of businesses, net	–	(141)
Employee retirement benefits	1,679	230
Deferred income taxes	968	1,418
Provision for uncollectible accounts	876	1,282
Income from unconsolidated businesses	(709)	(832)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,344)	(406)
Other, net	(65)	(388)

Net cash provided by operating activities	15,494	16,256

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(9,077)	(8,134)
Acquisitions, net of cash acquired, and investments	(300)	(1,097)
Proceeds from disposition of businesses	117	229
Net change in short-term investments	1,174	1,683
Other, net	261	409

Net cash used in investing activities	(7,825)	(6,910)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	502	2,831
Repayments of long-term borrowings and capital lease obligations	(4,867)	(8,870)
Decrease in short-term obligations, excluding current maturities	(79)	(1,274)
Dividends paid	(3,198)	(3,175)
Proceeds from sale of common stock	220	617
Purchase of common stock for treasury	(257)	–
Other, net	(43)	(168)

Net cash used in financing activities	(7,722)	(10,039)

Decrease in cash and cash equivalents	(53)	(693)
Cash and cash equivalents, beginning of period	669	1,397

Cash and cash equivalents, end of period	$ 616	$ 704

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

We have reclassified prior year amounts to conform to the current year presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts)	2004	2003	2004	2003

Net Income, As Reported	$ 1,796	$ 1,791	$ 4,792	$ 4,535

Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	14	9	40	25
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(52)	(93)	(154)

Pro Forma Net Income	$ 1,779	$ 1,748	$ 4,739	$ 4,406

Earnings Per Share

Basic – as reported	$ .65	$ .65	$ 1.73	$ 1.65
Basic – pro forma	.64	.63	1.71	1.60

Diluted – as reported	$ .64	$ .64	$ 1.72	$ 1.63
Diluted – pro forma	.64	.63	1.70	1.59

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2004 was $59 million and $154 million, respectively. For the three and nine months ended September 30, 2003, after-tax compensation expense for other stock-based compensation included in net income as reported was $23 million and $55 million, respectively.

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

3.    Strategic Actions

Severance, Pension and Benefit Charges

During the third quarter of 2004 and the nine months ended September 30, 2004, we recorded pretax pension settlement losses of $33 million ($20 million after-tax) and $792 million ($485 million after-tax), respectively. These settlement losses related to employees that received lump-sum distributions during 2004 in connection with the previously announced voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

During the third quarter of 2003, we recorded pretax pension settlement losses of $131 million ($81 million after-tax) related to employees that received lump-sum distributions during the quarter in connection with previously announced employee separations.

During the second quarter of 2003 we recorded a special charge of $463 million ($286 million after-tax) in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon New York arbitration ruling and pension settlement losses related to lump-sum pay-outs in 2003. On July 10, 2003, an arbitrator ruled that Verizon New York’s termination of 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees. Verizon offered to reinstate all 3,400 impacted employees, and accordingly, recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

In addition, in the second quarter of 2003 we recorded a special charge of $235 million ($150 million after-tax) primarily associated with employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees.

Other Special Items

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI, Inc. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded pretax charges of $12 million ($7 million after-tax) during the second quarter in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax) resulting from the early retirement of debt.

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

4.    Discontinued Operations and Sales of Businesses, Net

Verizon Information Services Canada

During the third quarter of 2004, we announced our decision to sell Verizon Information Services Canada Inc. to an affiliate of Bain Capital, a global private investment firm, for $1,540 million (Cdn. $1,985 million). The sale is expected to close in the fourth quarter of 2004. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Verizon Information Services Canada as discontinued operations in the unaudited condensed consolidated statements of income. In addition, the assets and liabilities of Verizon Information Services Canada are summarized and disclosed as current assets and current liabilities in the unaudited condensed consolidated balance sheets. Additional detail related to the assets and liabilities of Verizon Information Services Canada is as follows:

(Dollars in Millions)	At September 30, 2004	At December 31, 2003

Current assets	$ 112	$ 103
Plant, property and equipment, net	11	14
Other non-current assets	596	588

Total assets	$ 719	$ 705

Current liabilities	$ 82	$ 66
Other non-current liabilities	13	10

Total liabilities	$ 95	$ 76

Summarized results of operations for Verizon Information Services Canada are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003

Income from operations of Verizon Information Services Canada before income taxes	$ 33	$ 15	$ 89	$ 66
Income tax provision	(16)	(10)	(41)	(30)

Income on discontinued operations, net of tax	$ 17	$ 5	$ 48	$ 36

Included in income from operations of Verizon Information Services Canada before income taxes in the preceding table are operating revenues of $83 million and $92 million for the three months ended September 30, 2004 and 2003, respectively, and $243 million and $204 million for the nine months ended September 30, 2004 and 2003, respectively.

Iusacell

Also included in discontinued operations are the results of operations of Grupo Iusacell, S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. In connection with the decision to sell our interest in Iusacell and a comparison of expected net sale proceeds to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax) in the second quarter of 2003. This loss included $317 million of goodwill. Summarized results of operations for Iusacell are as follows:

(Dollars in Millions)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Income from operations of Iusacell before income taxes	$ –	$ –
Investment loss	–	(957)
Income tax benefit	–	22

Loss on discontinued operations, net of tax	$ –	$ (935)

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

5.    Assets Held for Sale

During the second quarter of 2004, we announced an agreement with an affiliate of The Carlyle Group to sell our wireline-related businesses in Hawaii, including Verizon Hawaii Inc. which operates 707,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online and Verizon Information Services in Hawaii, for $1,650 million in cash, less debt. The closing of the transaction, expected in early 2005, is contingent on approval from the Hawaii Public Utilities Commission. The Federal Communications Commission and the U.S. Department of Justice have provided the necessary approvals. As a result of this agreement, we have separately classified the assets held for sale and related liabilities in the unaudited condensed consolidated balance sheet at September 30, 2004. Additional detail of the assets held for sale, and related liabilities, follows:

(Dollars in Millions)	At September 30, 2004

Current assets	$131
Plant, property and equipment, net	798
Other non-current assets	21

Total assets	$950

Debt maturing within one year	$125
Other current liabilities	50
Long-term debt	302
Other non-current liabilities	23

Total liabilities	$500

6.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

(Dollars in Millions)	Domestic Telecom	Domestic Wireless	Information Services	International	Corporate & Other	Total

Balance at December 31, 2003	$ 314	$ –	$ 77	$ 444	$ –	$ 835
Goodwill reclassifications and other	–	–	–	–	–	–

Balance at September 30, 2004	$ 314	$ –	$ 77	$ 444	$ –	$ 835

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

	At September 30, 2004		At December 31, 2003
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$ 3,441	$ 2,715	$ 3,441	$ 2,362
Non-network internal-use software (3 to 7 years)	6,452	2,790	5,777	2,196
Other (2 to 30 years)	61	19	59	17

Total	$ 9,954	$ 5,524	$ 9,277	$ 4,575

Unamortized intangible assets:
Wireless licenses	$ 41,092		$ 40,907

Intangible asset amortization expense was $348 million and $1,037 million for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, intangible asset amortization expense was $353 million and $1,043 million, respectively. It is estimated to be $345 million for the remainder of 2004, $1,282 million in 2005, $850 million in 2006, $552 million in 2007 and $412 million in 2008, primarily related to customer lists and non-network internal-use software.

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

Support Agreements and Guarantees

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $13,842 million at September 30, 2004. The carrying value of the available assets reflected in our unaudited condensed consolidated balance sheets was approximately $58.3 billion at September 30, 2004.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% debentures due 2010 previously issued by NYNEX on March 26, 1990. As of September 30, 2004, $145 million principal amount of this obligation remained outstanding. In addition, Verizon Global Funding has guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of September 30, 2004, $3,594 million principal amount of these obligations remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 12 for information on guarantees of subsidiary debt listed on the New York Stock Exchange.

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

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021 which are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016. On May 15, 2004, $3,292 million of principal amount of the notes ($1,984 million after unamortized discount) were redeemed by Verizon Global Funding. As of September 30, 2004, the remaining zero-coupon convertible notes were classified as long-term since they are not redeemable at the option of the holders again until May 15, 2006.

Debt Covenants

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

8.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003

Net Income	$ 1,796	$ 1,791	$ 4,792	$ 4,535

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	322	(38)	(67)	342
Unrealized losses on net investment hedges	(39)	–	(39)	–
Unrealized derivative gains (losses) on cash flow hedges	2	11	(15)	(16)
Unrealized gains (losses) on marketable securities	12	(17)	6	(7)
Minimum pension liability adjustment	–	–	(7)	(10)

	297	(44)	(122)	309

Total Comprehensive Income	$ 2,093	$ 1,747	$ 4,670	$ 4,844

The unrealized foreign currency translation gain for the three months ended September 30, 2004 is primarily driven by the appreciation of the functional currencies on our investments in Verizon Dominicana, C. por A. (Verizon Dominicana), Vodafone Omnitel N.V. (Vodafone Omnitel) and our Canadian operations. The unrealized foreign currency translation loss in the nine months ended September 30, 2004 is primarily driven by a decline in the functional currencies on our investments in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV) and Vodafone Omnitel, partially offset by the appreciation of the Canadian dollar on our Canadian operations. The foreign currency translation gain in 2003 is primarily driven by a reclassification of the foreign currency translation loss of Iusacell of $577 million in connection with the sale of Iusacell (see Note 4) and the favorable impact of the euro on our investment in Vodafone Omnitel, partially offset by unrealized foreign currency translation losses at Verizon Dominicana and CANTV.

During the third quarter of 2004, we entered into foreign currency forward contracts to hedge our net investment in two international operations. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, changes in the fair value of these contracts due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the changes in the value of our net investment in the international operations being hedged.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At September 30, 2004	At December 31, 2003

Foreign currency translation adjustments	$ (727)	$ (660)
Unrealized losses on net investment hedges	(39)	–
Unrealized derivative losses on cash flow hedges	(69)	(54)
Unrealized gains on marketable securities	30	24
Minimum pension liability adjustment	(567)	(560)

Accumulated other comprehensive loss	$ (1,372)	$ (1,250)

9.    Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Amounts)	2004	2003	2004	2003

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$ 1,779	$ 1,786	$ 4,744	$ 4,931
Income/(loss) on discontinued operations, net of tax	17	5	48	(899)
Cumulative effect of accounting change, net of tax	–	–	–	503

Net income	$ 1,796	$ 1,791	$ 4,792	$ 4,535

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$ 1,779	$ 1,786	$ 4,744	$ 4,931
After-tax minority interest expense related to exchangeable equity interest	7	6	20	15

Income before discontinued operations and cumulative effect of accounting change – after assumed conversion of dilutive securities	1,786	1,792	4,764	4,946
Income/(loss) on discontinued operations, net of tax	17	5	48	(899)
Cumulative effect of accounting change, net of tax	–	–	–	503

Net income after assumed conversion of dilutive securities	$ 1,803	$ 1,797	$ 4,812	$ 4,550

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,769	2,759	2,769	2,753

Income before discontinued operations and cumulative effect of accounting change	$ .64	$ .65	$ 1.71	$ 1.79
Income/(loss) on discontinued operations, net of tax	.01	–	.02	(.33)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net income	$ .65	$ .65	$ 1.73	$ 1.65

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,769	2,759	2,769	2,753
Effect of dilutive securities:
Stock options	5	4	5	5
Exchangeable equity interest	29	28	29	28

Weighted-average shares outstanding – diluted	2,803	2,791	2,803	2,786

Income before discontinued operations and cumulative effect of accounting change	$ .64	$ .64	$ 1.70	$ 1.78
Income/(loss) on discontinued operations, net of tax	.01	–	.02	(.32)
Cumulative effect of accounting change, net of tax	–	–	–	.18

Net income	$ .64	$ .64	$ 1.72	$ 1.63

(1)	Total per share amounts may not add due to rounding.

Stock options for 252 million shares for the three months ended September 30, 2004 and 253 million shares for the nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock. For the three and nine months ended September 30, 2003, the number of shares not included in the computation of diluted earnings per share were 249 million and 246 million, respectively.

10.    Segment Information

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include: Domestic Telecom – principally representing our telephone operations that provide local telephone services in 29 states and the District of Columbia, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones as well as long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services; Domestic Wireless – domestic wireless products and services, including wireless voice and data services and equipment sales across the United States; Information Services – representing our publishing businesses and electronic commerce services; and International – which includes our foreign wireline and wireless communications operations and investments.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003

External Operating Revenues
Domestic Telecom	$ 9,423	$ 9,651	$ 28,275	$ 29,109
Domestic Wireless	7,290	5,929	20,266	16,466
Information Services	900	939	2,725	2,897
International	486	439	1,447	1,453

Total segments	18,099	16,958	52,713	49,925
Reconciling items	107	105	307	345

Total consolidated – reported	$ 18,206	$ 17,063	$ 53,020	$ 50,270

Intersegment Revenues
Domestic Telecom	$ 224	$ 200	$ 608	$ 588
Domestic Wireless	21	13	54	39
Information Services	–	–	–	–
International	10	7	23	19

Total segments	255	220	685	646
Reconciling items	(255)	(220)	(685)	(646)

Total consolidated – reported	$ –	$ –	$ –	$ –

Total Operating Revenues
Domestic Telecom	$ 9,647	$ 9,851	$ 28,883	$ 29,697
Domestic Wireless	7,311	5,942	20,320	16,505
Information Services	900	939	2,725	2,897
International	496	446	1,470	1,472

Total segments	18,354	17,178	53,398	50,571
Reconciling items	(148)	(115)	(378)	(301)

Total consolidated – reported	$ 18,206	$ 17,063	$ 53,020	$ 50,270

Operating Income
Domestic Telecom	$ 1,420	$ 1,607	$ 4,338	$ 5,633
Domestic Wireless	1,646	1,124	4,463	2,979
Information Services	424	584	1,271	1,540
International	127	–	426	225

Total segments	3,617	3,315	10,498	10,377
Reconciling items	(20)	(124)	(734)	(800)

Total consolidated – reported	$ 3,597	$ 3,191	$ 9,764	$ 9,577

Segment Income
Domestic Telecom	$ 642	$ 703	$ 2,022	$ 2,625
Domestic Wireless	478	301	1,249	776
Information Services	252	355	766	923
International	319	471	887	1,051

Total segment income	1,691	1,830	4,924	5,375
Reconciling items	105	(39)	(132)	(840)

Total consolidated net income – reported	$ 1,796	$ 1,791	$ 4,792	$ 4,535

(Dollars in Millions)	At September 30, 2004	At December 31, 2003

Assets
Domestic Telecom	$ 77,419	$ 82,087
Domestic Wireless	66,707	65,166
Information Services	1,747	1,726
International	12,158	11,872

Total segments	158,031	160,851
Reconciling items	4,866	5,117

Total consolidated	$ 162,897	$ 165,968

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003

Total Operating Revenues
Corporate, eliminations and other	$ (148)	$ (115)	$ (378)	$ (301)

	$ (148)	$ (115)	$ (378)	$ (301)

Operating Income
Severance, pension and benefit charges (see Note 3)	$ (33)	$ (131)	$ (792)	$ (828)
Lease impairment and other special items (see Note 3)	–	–	91	(197)
Corporate and other	13	7	(33)	225

	$ (20)	$ (124)	$ (734)	$ (800)

Net Income
Severance, pension and benefit charges (see Note 3)	$ (20)	$ (81)	$ (485)	$ (517)
Sales of investments, net	–	–	43	–
Lease impairment and other special items (see Note 3)	–	–	2	(204)
Iusacell charge (see Note 4)	–	–	–	(931)
Income from discontinued operations (see Note 4)	17	5	48	33
Cumulative effect of accounting change (see Note 2)	–	–	–	503
Corporate and other	108	37	260	276

	$ 105	$ (39)	$ (132)	$ (840)

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income. The preferred stock was received in 2000 in connection with the sale of access lines in Iowa.

Financial information for International excludes the effects of Iusacell (see Note 4). Financial information for Information Services excludes the effects of Verizon Information Services Canada (see Note 4).

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

Net Periodic Cost

The following tables summarize the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2004	2003	2004	2003

Service cost	$ 197	$ 191	$ 71	$ 39
Interest cost	645	601	355	266
Expected return on plan assets	(1,053)	(1,024)	(108)	(95)
Amortization of transition asset	7	(10)	9	–
Amortization of prior service cost	17	6	55	(4)
Actuarial loss (gain), net	8	(72)	31	31

Net periodic benefit (income) cost	(179)	(308)	413	237

Termination benefits	–	–	–	–
Settlement loss	33	131	–	–

Total cost	$ (146)	$ (177)	$ 413	$ 237

	(Dollars in Millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2004	2003	2004	2003

Service cost	$ 536	$ 574	$ 211	$ 117
Interest cost	1,716	1,800	1,108	803
Expected return on plan assets	(2,781)	(3,067)	(309)	(287)
Amortization of transition asset	5	(30)	10	2
Amortization of prior service cost	45	17	174	(12)
Actuarial loss (gain), net	35	(254)	131	93

Net periodic benefit (income) cost	(444)	(960)	1,325	716

Termination benefits	4	319	2	3
Settlement loss	792	152	–	–

Total cost	$ 352	$ (489)	$ 1,327	$ 719

Employer Contributions

In 2004, we expect to contribute $324 million to our qualified pension trusts, including $177 million for Telecomunicaciones de Puerto Rico, Inc. (TELPRI), $108 million to our other nonqualified pension plans and $1,149 million to our other postretirement benefit plans. During the three months ended September 30, 2004, we contributed $47 million to our TELPRI plans and $130 million to our other qualified pension trusts, $21 million to our nonqualified pension plans and $312 million to our other postretirement benefit plans. During the nine months ended September 30, 2004, we contributed $140 million to our TELPRI plans and $147 million to our other qualified pension trusts, $86 million to our nonqualified pension plans and $872 million to our other postretirement benefit plans. Federal legislation on pension funding relief was enacted on April 10, 2004. The legislation provides temporary funding relief for the 2004 and 2005 plan years, principally replacing the 30-year treasury rate with a higher corporate bond rate for determining current liability. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003 continue to be accurate.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the fourth quarter of 2003. We anticipate the recognition of the Medicare Drug Act to decrease our accumulated postretirement benefit obligation by $1,336 million and we anticipate our net postretirement benefit cost will be reduced by approximately $155 million ($155 million after-tax) in 2004. During the three and nine months ended September 30, 2004, the Medicare Drug Act has reduced our net postretirement benefit cost by $45 million and $117 million, respectively.

Severance Benefits

During the three and nine months ended September 30, 2004, we paid severance benefits of $73 million and $1,369 million, respectively. At September 30, 2004, we had a remaining severance liability of $885 million, which includes future contractual payments to employees separated as of September 30, 2004.

12.    Guarantees of Operating Subsidiary Debt

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

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 983	$ 235	$ 17,086	$ (98)	$ 18,206
Operating expenses	20	915	178	13,594	(98)	14,609

Operating income (loss)	(20)	68	57	3,492	–	3,597
Equity in earnings of unconsolidated businesses	1,713	9	–	150	(1,648)	224
Income from other unconsolidated businesses	–	–	–	2	–	2
Other income and (expense), net	68	–	–	15	(67)	16
Interest expense	(4)	(41)	(15)	(519)	2	(577)
Minority interest	–	–	–	(682)	–	(682)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	1,757	36	42	2,458	(1,713)	2,580
Income tax benefit (provision)	39	(10)	9	(839)	–	(801)

Income before discontinued operations and cumulative effect of accounting change	1,796	26	51	1,619	(1,713)	1,779
Income on discontinued operations, net of tax	–	–	–	17	–	17
Cumulative effect of accounting change, net of tax	–	–	–	–	–	–

Net income	$ 1,796	$ 26	$ 51	$ 1,636	$ (1,713)	$ 1,796

Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 2,957	$ 700	$ 49,624	$ (261)	$ 53,020
Operating expenses	160	2,802	534	40,021	(261)	43,256

Operating income (loss)	(160)	155	166	9,603	–	9,764
Equity in earnings of unconsolidated businesses	4,667	46	–	500	(4,578)	635
Income from other unconsolidated businesses	–	–	–	74	–	74
Other income and (expense), net	97	8	2	(32)	(95)	(20)
Interest expense	(14)	(123)	(47)	(1,631)	6	(1,809)
Minority interest	–	–	–	(1,835)	–	(1,835)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	4,590	86	121	6,679	(4,667)	6,809
Income tax benefit (provision)	202	(8)	(21)	(2,238)	–	(2,065)

Income before discontinued operations and cumulative effect of accounting change	4,792	78	100	4,441	(4,667)	4,744
Income on discontinued operations, net of tax	–	–	–	48	–	48
Cumulative effect of accounting change, net of tax	–	–	–	–	–	–

Net income	$ 4,792	$ 78	$ 100	$ 4,489	$ (4,667)	$ 4,792

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 1,021	$ 236	$ 15,876	$ (70)	$ 17,063
Operating expenses	21	914	186	12,821	(70)	13,872

Operating income (loss)	(21)	107	50	3,055	–	3,191
Equity in earnings of unconsolidated businesses	1,746	8	–	342	(1,738)	358
Income from other unconsolidated businesses	–	–	–	80	–	80
Other income and (expense), net	10	–	(2)	9	(7)	10
Interest expense	(21)	(37)	(12)	(614)	(1)	(685)
Minority interest	–	–	–	(410)	–	(410)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	1,714	78	36	2,462	(1,746)	2,544
Income tax benefit (provision)	77	(28)	(14)	(793)	–	(758)

Income before discontinued operations and cumulative effect of accounting change	1,791	50	22	1,669	(1,746)	1,786
Income on discontinued operations, net of tax	–	–	–	5	–	5
Cumulative effect of accounting change, net of tax	–	–	–	–	–	–

Net income	$ 1,791	$ 50	$ 22	$ 1,674	$ (1,746)	$ 1,791

Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 3,100	$ 710	$ 46,669	$ (209)	$ 50,270
Operating expenses	6	2,730	561	37,605	(209)	40,693

Operating income (loss)	(6)	370	149	9,064	–	9,577
Equity in earnings (loss) of unconsolidated businesses	4,307	(32)	–	693	(4,295)	673
Income (loss) from other unconsolidated businesses	(10)	–	–	169	–	159
Other income and (expense), net	59	(3)	1	(13)	(22)	22
Interest expense	(43)	(120)	(47)	(1,932)	10	(2,132)
Minority interest	–	–	–	(1,132)	–	(1,132)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	4,307	215	103	6,849	(4,307)	7,167
Income tax benefit (provision)	228	(98)	(40)	(2,326)	–	(2,236)

Income before discontinued operations and cumulative effect of accounting change	4,535	117	63	4,523	(4,307)	4,931
Loss on discontinued operations, net of tax	–	–	–	(899)	–	(899)
Cumulative effect of accounting change, net of tax	–	369	47	87	–	503

Net income	$ 4,535	$ 486	$ 110	$ 3,711	$ (4,307)	$ 4,535

Condensed Consolidating Balance Sheets

At September 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 616	$ –	$ 616
Short-term investments	–	46	9	931	–	986
Accounts receivable, net	1	963	153	9,765	(963)	9,919
Other current assets	7,163	207	167	5,984	(7,301)	6,220

Total current assets	7,164	1,216	329	17,296	(8,264)	17,741
Plant, property and equipment, net	1	6,480	1,217	65,788	–	73,486
Investments in unconsolidated businesses	30,246	116	–	9,124	(33,497)	5,989
Other assets	359	498	374	64,680	(230)	65,681

Total assets	$ 37,770	$ 8,310	$ 1,920	$ 156,888	$ (41,991)	$ 162,897

Debt maturing within one year	$ 31	$ 123	$ –	$ 10,397	$ (7,280)	$ 3,271
Other current liabilities	2,386	1,270	183	16,998	(984)	19,853

Total current liabilities	2,417	1,393	183	27,395	(8,264)	23,124
Long-term debt	114	2,971	900	33,497	(230)	37,252
Employee benefit obligations	63	1,788	230	15,023	–	17,104
Deferred income taxes	–	575	237	21,317	–	22,129
Other liabilities	2	238	38	3,248	–	3,526
Minority interest	–	–	–	24,588	–	24,588
Total shareowners’ investment	35,174	1,345	332	31,820	(33,497)	35,174

Total liabilities and shareowners’ investment	$ 37,770	$ 8,310	$ 1,920	$ 156,888	$ (41,991)	$ 162,897

Condensed Consolidating Balance Sheets

At December 31, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 669	$ –	$ 669
Short-term investments	–	200	40	1,932	–	2,172
Accounts receivable, net	3	1,117	162	10,373	(1,801)	9,854
Other current assets	5,201	380	192	5,756	(5,329)	6,200

Total current assets	5,204	1,697	394	18,730	(7,130)	18,895
Plant, property and equipment, net	1	6,751	1,280	67,270	–	75,302
Investments in unconsolidated businesses	30,869	117	–	6,354	(31,551)	5,789
Other assets	152	610	385	64,845	(10)	65,982

Total assets	$ 36,226	$ 9,175	$ 2,059	$ 157,199	$ (38,691)	$ 165,968

Debt maturing within one year	$ 30	$ 513	$ –	$ 11,125	$ (5,701)	$ 5,967
Other current liabilities	2,484	1,739	301	17,518	(1,429)	20,613

Total current liabilities	2,514	2,252	301	28,643	(7,130)	26,580
Long-term debt	145	2,749	900	35,629	(10)	39,413
Employee benefit obligations	99	1,787	216	14,652	–	16,754
Deferred income taxes	–	602	238	20,864	–	21,704
Other liabilities	2	235	39	3,427	–	3,703
Minority interest	–	–	–	24,348	–	24,348
Total shareowners’ investment	33,466	1,550	365	29,636	(31,551)	33,466

Total liabilities and shareowners’ investment	$ 36,226	$ 9,175	$ 2,059	$ 157,199	$ (38,691)	$ 165,968

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 5,071	$ 734	$ 191	$ 14,403	$ (4,905)	$ 15,494
Net cash from investing activities	–	(284)	(58)	(7,476)	(7)	(7,825)
Net cash from financing activities	(5,071)	(450)	(133)	(6,980)	4,912	(7,722)

Net decrease in cash	$ –	$ –	$ –	$ (53)	$ –	$ (53)

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2003

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 7,442	$ 995	$ 209	$ 14,383	$ (6,773)	$ 16,256
Net cash from investing activities	–	(255)	(169)	(6,648)	162	(6,910)
Net cash from financing activities	(7,442)	(740)	(40)	(8,428)	6,611	(10,039)

Net decrease in cash	$ –	$ –	$ –	$ (693)	$ –	$ (693)

13.    Recent Accounting Pronouncements

Impairment Testing of Domestic Wireless Licenses

On September 29, 2004, the staff of the SEC issued a Staff Announcement, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all acquisitions completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. Verizon is currently evaluating the provisions of this Staff Announcement to determine the impact of adopting a direct value method, if any, on its results of operations and financial position.

Contingently Convertible Debt

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a conclusion in EITF Issue No. 04-8 pertaining to including contingently convertible debt in fully diluted earnings per share. Verizon’s zero-coupon convertible notes, which are convertible into Verizon common stock, will be included in current and prior periods’ fully diluted earnings per share calculation. Verizon anticipates the impact of adopting EITF Issue No. 04-8, effective year-end 2004, will be a reduction of earnings per diluted share of approximately 2 cents in prior years and 1 cent in 2004 and future years.

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

During 2003, under a government-approved plan, remediation at the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s commenced. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in the fourth quarter of 2003. We expect overall remediation efforts, including soil and ground water remediation and property costs, to take place over the next several years, and our cost estimates may be revised as remediation continues.

There are also litigation matters associated with the Hicksville site primarily involving personal injury claims in connection with alleged emissions arising from operations in the 1950s and 1960s at the Hicksville site. These matters are pending before the court.

Under the terms of an investment agreement, Vodafone Group Plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times at its then fair market value. In the event Vodafone exercises its put rights, we have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone had the right to require the purchase of up to $10 billion during a 61-day period opening on June 10 and closing on August 9 in 2004, and did not exercise that right. As a result, Vodafone still has the right to require the purchase of up to $20 billion worth of its interest, not to exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2005 through 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

15.    Subsequent Events

On November 4, 2004, we announced the signing of a definitive agreement with NextWave Telecom Inc. (NextWave) to purchase all of NextWave’s remaining personal communications services spectrum licenses in 23 markets for $3,000 million. The 10 MHz and 20 MHz licenses, in the 1.9 GHz personal communications services frequency range, cover a population of 73 million people and will be used to expand Verizon Wireless’s network capacity in 22 key existing markets, including New York, Boston, Washington, D.C. and Los Angeles, as well as to expand into Tulsa, Oklahoma. The transaction is subject to approval by the U.S. Bankruptcy Court and the FCC as well as antitrust regulatory review and is expected to close by mid-2005.

We announced on July 8, 2004 that we had won an auction for a spectrum license covering the New York metropolitan area held by NextWave. The transaction closed on October 29, 2004. Under the terms of the purchase agreement, we paid $930 million for the license, $186 million of which was paid as a deposit in the third quarter of 2004.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications is one of the world’s leading providers of communications services. Verizon companies operate in four strategic business units: Domestic Telecom, which provides wireline telecommunications services in 29 states and the District of Columbia, long distance across the United States and other communications services; Domestic Wireless, a leading nationwide wireless voice and data service provider with more than 42 million customers; Information Services, which operates directory publishing businesses and provides electronic commerce services; and International, which includes wireline and wireless communications operations and investments, primarily in the Americas and Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of approximately 208,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line losses, to the higher growth markets such as wireless, digital subscriber lines (DSL), long distance and other data services as well as expanded services to enterprise markets. In the third quarter of 2004, revenues from these growth areas increased by 21% compared to the third quarter of 2003 and represent 55% of our total revenues, up from 49% of total revenues in the third quarter of 2003. Verizon reported consolidated revenue growth of 6.7% in the third quarter of 2004 compared to the third quarter of 2003, led by 23.0% higher revenue at Domestic Wireless. Verizon added 1.7 million wireless customers, 309,000 DSL lines, 525,000 long distance lines and more than 700 Enterprise Advance sales in the third quarter of 2004.

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements. The effect of these and other efforts, such as 2003’s labor agreements and voluntary separation plans, has been to significantly change the company’s cost structure. Verizon now has significantly lower workforce levels, which will provide ongoing expense benefits. Domestic Telecom’s salary and wage expenses declined by more than $200 million in the current quarter compared to the third quarter of 2003 as a result of last year’s voluntary separation plans.

Capital Allocation – Capital spending has been, and will continue to be directed toward growth markets. High-speed wireless data (EV-DO), replacement of copper lines with fiber optics to the home, as well as voice over the Internet (VoIP) and expanded services to enterprise markets are examples of areas of capital spending in support of these growth markets.

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners.

Supporting these key focus areas are continuing initiatives to more effectively package and add more value to our products and services. At Domestic Telecom, earlier this year we introduced VoiceWing, Verizon’s nationwide VoIP service that allows customers with DSL or cable-modem broadband service to make telephone calls and utilize advanced service features through an Internet connection rather than the traditional telephone network. In addition, Verizon announced a deployment expansion of FiOS, its fiber optics to the home product, to parts of six states:

Delaware, Maryland, Massachusetts, New York, Pennsylvania and Virginia. Verizon is on target to pass one million homes and businesses in nine states with fiber optic technology by the end of this year and begin marketing video services on the FiOS network in 2005. In 2004, we have also begun expanding our bundles to include video in the retail bundle through an agreement with DIRECTV and have added iobi call management services. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers. In our enterprise markets, we are expanding our presence having completed the build-out of our nationwide network and by expanding our portfolio of advanced data services. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Domestic Telecom revenues over the past several years.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business. In addition, we have expanded the areas where we are offering BroadbandAccess, our EV-DO service, to currently include 14 major metropolitan areas and 24 airports. Among other cities, BroadbandAccess is now available in New York City, Los Angeles, Atlanta, Baltimore, Philadelphia and Miami.

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

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Domestic Telecom	$ 9,647	$ 9,851	(2.1)%	$ 28,883	$ 29,697	(2.7)%
Domestic Wireless	7,311	5,942	23.0	20,320	16,505	23.1
Information Services	900	939	(4.2)	2,725	2,897	(5.9)
International	496	446	11.2	1,470	1,472	(.1)
Corporate & Other	(148)	(115)	28.7	(378)	(301)	25.6

Consolidated Revenues	$ 18,206	$ 17,063	6.7	$ 53,020	$ 50,270	5.5

Consolidated revenues in the third quarter of 2004 were higher by $1,143 million, or 6.7% and $2,750 million, or 5.5% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases were primarily the result of significantly higher revenues at Domestic Wireless, partially offset by lower revenues at Domestic Telecom.

Domestic Wireless’s revenues increased by $1,369 million, or 23.0% in the third quarter of 2004 and $3,815 million, or 23.1% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases were primarily due to a 16.9% increase in customers as of September 30, 2004 compared to September 30, 2003 as well as an increase in average service revenue per customer (ARPU). ARPU increased by 3.1% to $51.58 in the third quarter of 2004 and by 2.7% to $50.18 for the nine months ended September 30, 2004 compared to the similar periods in 2003, primarily due to higher access price plan offerings as well as an increase in data revenues per customer, partially offset by decreased roaming revenue due to bundled pricing. Increases in handsets sold and increased equipment upgrades also drove increases in equipment and other revenue in the 2004 periods.

Revenues at Domestic Telecom declined during the third quarter of 2004 by $204 million, or 2.1% and $814 million, or 2.7% for the nine months ended September 30, 2004 compared to the similar periods in 2003 primarily due to lower revenues from local and network access services, partially offset by higher long distance revenues. The local service revenue declines of $197 million in the third quarter of 2004 and $664 million for the nine months ended September 30, 2004 compared to the similar periods in 2003 were mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 4.4% decline in switched access lines in service from September 30, 2003, driven by the effects of competition, regulatory pricing rules for unbundled network elements (UNEs) and technology substitution. Network access services revenues declined by $67 million in the third quarter of 2004 and by $475 million for the nine months ended September 30, 2004 compared to the similar periods in 2003 principally due to decreasing switched minutes of use (MOUs) and access lines, as well as mandated price reductions associated with federal and state price cap filings and other regulatory decisions, partially offset by higher customer demand for high capacity and digital data services. Long distance service revenues increased $87 million in the third quarter of 2004 and $336 million for the nine months ended September 30, 2004 compared to the similar periods in 2003, principally as a result of customer growth from our interLATA long distance services. We added 525,000 long distance lines in the third quarter of 2004 and 1,995,000 long distance lines in the nine months ended September 30, 2004, for a total of 17.3 million long distance lines nationwide, representing a 16.6% increase in long distance lines from September 30, 2003.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$ 5,994	$ 5,706	5.0%	$ 17,104	$ 15,849	7.9%
Selling, general and administrative expense	5,132	4,891	4.9	15,807	14,823	6.6
Depreciation and amortization expense	3,483	3,416	2.0	10,345	10,162	1.8
Sales of businesses, net	–	(141)	(100.0)	–	(141)	(100.0)

Total Operating Expenses	$ 14,609	$ 13,872	5.3	$ 43,256	$ 40,693	6.3

Cost of Services and Sales

Consolidated cost of services and sales in the third quarter of 2004 were higher by $288 million, or 5.0% and $1,255 million, or 7.9% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases were driven by increases in pension and other postretirement benefit costs and higher costs associated with our growth businesses, including wireless, long distance and DSL.

As of December 31, 2003, we changed key employee benefit plan assumptions in response to conditions in the securities markets. In addition, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording health care costs as if there were no caps in the fourth quarter of 2003 relative to these union contracts. The impact of these assumption changes and lower than expected actual asset returns resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $185 million in the third quarter of 2004 and $727 million for the nine months ended September 30, 2004 compared to pension income, net of other postretirement benefit expense of $83 million and $233 million in the third quarter and nine months ended September 30, 2003, respectively.

Higher costs were also driven by our growth businesses including wireless, long distance and DSL. Increases in wireless customers and higher usage per customer increased MOUs on the wireless network and resulted in higher wireless network costs in the current year periods. Cost of wireless handsets and other equipment sales were 30.8% higher in the third quarter of 2004 and 25.3% higher for the nine months ended September 30, 2004 compared to similar periods in 2003, driven by an increase in handsets sold, due to higher gross activations and an increase in equipment upgrades. In addition, year-to-date comparisons were affected by the prior year reduction in operating expenses of $122 million for insurance recoveries related to the terrorist attacks on September 11, 2001.

These cost increases were partially offset in both 2004 periods by the effect of work force reductions of approximately 11,700 employees, or 5.3% over the past year, principally in connection with a voluntary separation plan announced in the fourth quarter of 2003, and lower Domestic Wireless roaming, local interconnection and long distance rates. In addition, both 2004 periods were impacted by lower interconnection expense and the effect of prior year contingency costs in connection with labor negotiations and other costs in 2003 at Domestic Telecom.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the third quarter of 2004 was $241 million, or 4.9% higher and $984 million, or 6.6% higher for the nine months ended September 30, 2004 compared to the similar periods in 2003. During the third quarter of 2004, special charges declined by $98 million, partially offset by higher costs at Domestic Wireless and Domestic Telecom compared to the third quarter of 2003. For the nine months ended September 30, 2004, higher costs at Domestic Wireless, Domestic Telecom and corporate were partially offset by a $324 million decline in special charges compared to the similar period in 2003.

Higher selling, general and administrative expense at Domestic Wireless and Domestic Telecom in the quarter and nine months ended September 30, 2004, and corporate expense in the nine months ended September 30, 2004, was driven by increases in salary and benefits expense as a result of an increase in the number of employees, principally in the customer care and sales functions, and higher sales commissions related to the increase in gross customer additions and customer renewals in the current year periods at Domestic Wireless and increases in pension and benefits expenses. Also contributing to the increases were higher advertising and promotion expenses and professional and general costs. These cost increases were partially offset in both periods by the effect of work force reductions and in the quarterly period by lower property and gross receipts taxes.

Special charges recorded during the third quarter of 2004 and the nine months ended September 30, 2004 included $33 million and $792 million, respectively, related to pension settlement losses incurred in connection with the voluntary separation of approximately 21,000 employees in the fourth quarter of 2003 who received lump-sum distributions during the current year periods. During the third quarter of 2003 and nine months ended September 30, 2003 we recorded special charges of $131 million and $828 million, respectively, in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon New York arbitration ruling, pension settlement losses related to lump-sum pay-outs in 2003 and employee severance costs and severance-related activities in connection with the voluntary separation of approximately 4,000 employees.

Special charges in the nine months ended September 30, 2004 also include an expense credit of $204 million resulting from the favorable resolution of pre-bankruptcy amounts due from MCI, Inc., partially offset by a charge of $113 million related to operating asset losses. During the nine months ended September 30, 2003, we recorded other pretax charges of $197 million related to our leasing operations and other charges.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the third quarter of 2004 was higher by $67 million, or 2.0% and $183 million, or 1.8% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets, partially offset by lower Domestic Telecom depreciation rates.

Sales of Businesses, Net

During the third quarter of 2003, we recorded a net pretax gain of $141 million primarily related to the sale of our directory publication operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $134 million, or 37.4% in the third quarter of 2004 and $38 million, or 5.6% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These decreases primarily resulted from additional Italian tax benefits in 2003 from a reorganization at our Italian investment, Vodafone Omnitel N.V. (Vodafone Omnitel), partially offset by favorable foreign currency impacts from the euro on that investment and continued operational growth.

Income From Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $78 million, or 97.5% in the third quarter of 2004 and $85 million, or 53.5% in the nine months ended September 30, 2004 compared to the similar periods in 2003. The decrease in the third quarter of 2004 compared to the similar period of 2003 was primarily due to the sales of shares of investments, including Taiwan Cellular Corporation (TCC) and TelecomAsia Corporation Public Company Limited (TelecomAsia) in the 2003 period. The decrease for the first nine months of 2004 was primarily driven by the sales of shares of investments in the 2003 period, partially offset by a pretax gain of $43 million recorded in connection with the sale of our investment in Iowa Telecom preferred stock and TCC share sales in the first quarter of 2004.

Other Income and (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Interest income	$ 18	$ 11	63.6%	$ 86	$ 77	11.7%
Foreign exchange gains (losses), net	17	3	nm	(20)	(5)	nm
Other, net	(19)	(4)	nm	(86)	(50)	72.0

Total	$ 16	$ 10	60.0	$ (20)	$ 22	nm

nm – Not meaningful

The change in other income and expense, net for the third quarter of 2004 compared to the similar period in 2003 was primarily driven by favorable changes in foreign exchange rates and higher interest income. For the nine months ended September 30, 2004, we recorded increased foreign exchange losses and higher other, net expenses. Other, net in the nine months ended September 30, 2004 and 2003 includes expenses of $55 million and $61 million, respectively, related to the early retirement of debt.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Interest expense	$ 577	$ 685	(15.8)%	$ 1,809	$ 2,132	(15.2)%
Capitalized interest costs	40	29	37.9	115	97	18.6

Total interest costs on debt balances	$ 617	$ 714	(13.6)	$ 1,924	$ 2,229	(13.7)

Average debt outstanding	$ 41,190	$ 47,148	(12.6)	$ 43,385	$ 50,233	(13.6)
Effective interest rate	6.0%	6.1%		5.9%	5.9%

The decreases in interest expense costs for the third quarter of 2004 and nine months ended September 30, 2004 were primarily due to lower average debt levels by $5,958 million and $6,848 million, respectively, compared to the similar periods in 2003.

Minority Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Minority interest	$ 682	$ 410	66.3%	$ 1,835	$ 1,132	62.1%

The increases in minority interest expense for the third quarter of 2004 and nine months ended September 30, 2004 compared to the similar periods in 2003 were primarily due to higher earnings at Verizon Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone) and higher earnings at Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Provision for income taxes	$ 801	$ 758	5.7%	$ 2,065	$ 2,236	(7.6)%
Effective income tax rate	31.0%	29.8%		30.3%	31.2%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. Our effective income tax rate for the third quarter of 2004 was higher than the third quarter of 2003 due to lower foreign-related tax benefits, particularly associated with equity income from our investment in Vodafone Omnitel, and higher state taxes. Our effective income tax rate for the nine months ended September 30, 2004 was lower than the similar period in 2003 due to tax benefits related to deferred tax balance adjustments and expense credits that are not taxable. In addition, we recorded a tax benefit resulting from an Internal Revenue Service audit settlement in the nine months ended September 30, 2004. Our effective income tax rate for the nine months ended September 30, 2003 was favorably impacted by tax benefits resulting from the reversal of a valuation allowance relating to investments.

Discontinued Operations

Discontinued operations represent the results of operations of Verizon Information Services Canada Inc. for all periods presented in the unaudited condensed consolidated statements of income and Grupo Iusacell, S.A. de C.V. (Iusacell) prior to the sale of Iusacell in July 2003. During the third quarter of 2004, we announced our decision to sell Verizon Information Services Canada and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Verizon Information Services Canada as discontinued operations. In connection with our decision to sell our interest in Iusacell and a comparison of expected net sale proceeds to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share) in the second quarter of 2003.

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

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, Information Services and International. Additional information about our segments can be found in Note 10 to the unaudited condensed consolidated financial statements.

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

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Local services	$ 4,629	$ 4,826	(4.1)%	$ 13,965	$ 14,629	(4.5)%
Network access services	3,026	3,093	(2.2)	9,171	9,646	(4.9)
Long distance services	1,087	1,000	8.7	3,118	2,782	12.1
Other services	905	932	(2.9)	2,629	2,640	(.4)

	$ 9,647	$ 9,851	(2.1)	$ 28,883	$ 29,697	(2.7)

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

The local service revenue declines of $197 million, or 4.1% in the third quarter of 2004 and $664 million, or 4.5% for the nine months ended September 30, 2004 compared to the similar periods in 2003 were mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 4.4% decline in switched access lines in service from September 30, 2003. This revenue decline was mainly driven by the effects of competition, regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs, which mandate lower prices for other carriers that use our facilities to provide local exchange services, are putting downward pressure on our revenues by shifting the mix of access lines from retail to wholesale. We added 105,000 UNE platform lines in the third quarter of 2004 and 1,038,000 in the nine months ended September 30, 2004, bringing total UNE platform provisioned lines to 6.1 million at September 30, 2004 compared to 4.6 million at September 30, 2003. The reduced consumer marketing presence of our large competitors has resulted in less lines lost to UNE platforms, compared to prior periods. Technology substitution also affected local service revenue growth in the quarter and nine month periods, as indicated by declining demand for residential access lines of 4.8% at September 30, 2004 compared to September 30, 2003, as more customers substituted wireless services, broadband and other competitive alternatives for traditional landline services. At the same time, basic business access lines have declined 3.6% at September 30, 2004 compared to September 30, 2003, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

We continue to seek opportunities to retain and win-back customers. Our Freedom service plans offer local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Since January 2003, we have introduced our Freedom service plans in nearly all of our key markets. For small businesses, we have also introduced Verizon Freedom for Business in nine key markets, covering approximately 77% of business access lines. As of September 30, 2004, approximately 53% of Verizon’s residential customers have purchased local services in combination with either Verizon long distance or Verizon DSL, or both.

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

Network access services revenues declined by $67 million, or 2.2% in the third quarter of 2004 and by $475 million, or 4.9% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These declines were principally due to decreasing switched MOUs and access lines, as well as mandated price reductions associated with federal and state price cap filings and other regulatory decisions. Switched MOUs declined 5.8% in the third quarter of 2004 and 5.1% for the nine months ended September 30, 2004, from the prior year periods, reflecting the impact of access line loss and wireless substitution.

These factors were partially offset by higher customer demand for high capacity and digital data services that grew 11.5% in the third quarter of 2004 and 6.7% for the nine months ended September 30, 2004 compared to the prior year periods. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Voice-grade equivalents (switched access lines and data circuits) grew 2.7% at September 30, 2004 compared to September 30, 2003, as customers chose more high-capacity digital services. We added 934,000 new DSL lines in the nine months ended September 30, 2004, including 309,000 in the third quarter, for a total of 3.3 million lines at September 30, 2004, representing a 53.7% increase from September 30, 2003.

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

Long distance service revenues increased $87 million, or 8.7% in the third quarter of 2004 and $336 million, or 12.1% for the nine months ended September 30, 2004 compared to the similar periods in 2003, principally as a result of customer growth from our interLATA long distance services. We added 525,000 long distance lines in the third quarter of 2004 and 1,995,000 long distance lines in the nine months ended September 30, 2004, for a total of 17.3 million long distance lines nationwide, representing a 16.6% increase in long distance lines from September 30, 2003. The introduction of our Freedom service plans continues to stimulate growth in long distance services. In 2003, we received final FCC approval to offer long distance services in our remaining three jurisdictions and began offering long distance services throughout the United States, capping a seven-year effort. As of September 30, 2004, approximately 46% of our local wireline residential customers have chosen Verizon as their long distance carrier.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses.

Revenue increases resulting from higher sales of voice and data customer premises equipment services were more than offset by declines in business volumes related to billing and collection services, public telephone services, and the dissolution of non-strategic businesses.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$ 3,805	$ 3,879	(1.9)%	$ 11,165	$ 10,815	3.2%
Selling, general and administrative expense	2,207	2,069	6.7	6,699	6,322	6.0
Depreciation and amortization expense	2,215	2,296	(3.5)	6,681	6,927	(3.6)

	$ 8,227	$ 8,244	(.2)	$ 24,545	$ 24,064	2.0

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

Cost of services and sales declined by $74 million or 1.9% in the third quarter of 2004 and increased by $350 million, or 3.2% for the nine months ended September 30, 2004 compared to the similar periods in 2003. Both periods in 2004 were impacted by increased pension and other postretirement benefit costs. As of December 31, 2003, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.75% in 2003 to 6.25% in 2004, consistent with interest rate levels at the end of 2003. Further, as a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording health care costs as if there were no caps in the fourth quarter of 2003 relative to these union contracts. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $157 million in the third quarter of 2004 and $591 million for the nine months ended September 30, 2004, compared to pension income, net of other postretirement benefit expense of $118 million and $337 million in the third quarter and nine months ended September 30, 2003, respectively. Higher costs associated with our growth businesses such as long distance and DSL and annual wage increases also contributed to the increase in cost of services and sales in both periods. Further, both the quarter and year-to-date comparisons were affected by the prior year reduction to operating expenses (primarily cost of services and sales) of approximately $11 million in the third quarter of 2003 and $122 million year-to-date 2003 for insurance recoveries related to the terrorist attacks on September 11, 2001.

These expense increases were more than offset in the third quarter of 2004 and partially offset for the nine months ended September 30, 2004 compared to the similar periods in 2003, by the effect of work force reductions of approximately 15,700 employees, or 10.1% over the past year, principally in connection with a voluntary separation plan announced in the fourth quarter of 2003. In addition, both 2004 periods were impacted by lower interconnection expense as a result of our ongoing reviews of local interconnection expense charged by CLECs and settlements with carriers, including the MCI settlement recorded in the second quarter of 2004. Expense comparisons were also impacted by prior year contingency costs in connection with labor negotiations and other costs recorded in the third quarter of 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expense increased by $138 million, or 6.7% in the third quarter of 2004 and $377 million, or 6.0% for the nine months ended September 30, 2004 compared to the similar periods in 2003. In both 2004 periods, these increases include higher net pension and benefit costs as described above, additional other employee benefit costs and higher professional and general costs. These cost increases were partially offset in both periods by the effect of work force reductions and in the quarterly period by lower property and gross receipts taxes. The year-to-date 2004 period also included a gain on the sale of a small business unit earlier this year.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $81 million, or 3.5% in the third quarter of 2004 and $246 million, or 3.6% for the nine months ended September 30, 2004 compared to the similar periods in 2003, was mainly driven by lower rates of depreciation.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$ 642	$ 703	(8.7)%	$ 2,022	$ 2,625	(23.0)%

Segment income decreased by $61 million, or 8.7% in the third quarter of 2004 and by $603 million, or 23.0% for the nine months ended September 30, 2004 compared to the similar periods in 2003, primarily as a result of the after-tax impact of operating revenues and operating expenses described above and favorable deferred tax balance adjustments in the current year periods.

Special and non-recurring items not included in Domestic Telecom’s segment income totaled $20 million and $79 million for the quarter ended September 30, 2004 and 2003, respectively. Special and non-recurring charges included in the third quarter of 2004 and 2003 related to pension settlement losses for employees that received lump-sum distributions during those quarters under 2003 voluntary separation plans. Special and non-recurring items totaling $428 million for the nine months ended September 30, 2004 also included operating asset losses pertaining to our international long distance and data network, additional pension settlement losses for employees that received lump-sum distributions during the quarter under the prior year voluntary separation plan and costs associated with the early retirement of debt, partially offset by an expense credit resulting from the favorable resolution of pre-bankruptcy amounts due from MCI as well as a gain on the sale of an investment. Special and non-recurring items totaling $(1,491) million for the nine months ended September 30, 2003 also included a net gain recorded in connection with the adoption of SFAS No. 143, the directory accounting change and special costs associated with severance activity and other employee benefits.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Wireless sales and services	$ 7,311	$ 5,942	23.0%	$ 20,320	$ 16,505	23.1%

Domestic Wireless segment revenues increased by $1,369 million, or 23.0% in the third quarter of 2004 and $3,815 million, or 23.1% for the nine months ended September 30, 2004 compared to the similar periods in 2003. Service revenue of $6,389 million for the third quarter of 2004 was $1,090 million, or 20.6% higher than the similar period in 2003. Service revenue of $17,933 million for the nine months ended September 30, 2004 was $2,963 million, or 19.8% higher than the similar period in 2003. These increases were primarily due to a 16.9% increase in customers as of September 30, 2004 compared to September 30, 2003 as well as an increase in ARPU. Equipment and other revenue of $922 million increased by $279 million, or 43.4% in the third quarter of 2004 compared to the similar period in 2003. Equipment and other revenue of $2,387 million increased by $852 million, or 55.5% for the nine months ended September 30, 2004 compared to the similar period in 2003. These revenue increases were primarily attributable to increases in handsets sold of 35% in the third quarter of 2004 and 31% for the nine months ended September 30, 2004 compared to similar periods in 2003, and increased equipment upgrades.

We ended the third quarter of 2004 with more than 42.1 million customers compared to 36.0 million customers at the end of the third quarter of 2003. Almost 1.7 million net customers were added during the third quarter of 2004 compared to 1.4 million during the third quarter of 2003. We added 4.6 million net customers during the nine months ended September 30, 2004 compared to 3.5 million during the similar period in 2003. Retail net additions accounted for approximately 94% of the total net adds. The overall composition of our customer base as of September 30, 2004 was 92% retail postpaid, 4% retail prepaid and 4% resellers. As of September 30, 2004, approximately 40.2 million, or 96% of our customers subscribe to digital service compared to 93% at September 30, 2003. In addition, our average monthly churn rate, the rate at which customers disconnect service, decreased to 1.5% in the third quarter of 2004 and for the nine months ended September 30, 2004 compared to 1.9% in the third quarter of 2003 and for the nine months ended September 30, 2003. Retail postpaid churn decreased to 1.3% in the third quarter of 2004 and for the nine months ended September 30, 2004 compared to 1.4% in the third quarter of 2003 and 1.5% for the nine months ended September 30, 2003.

ARPU increased by 3.1% to $51.58 in the third quarter of 2004 and by 2.7% to $50.18 for the nine months ended September 30, 2004 compared to similar periods in 2003, primarily due to higher access price plan offerings as well as an increase in data revenues per customer. Data revenues of $302 million increased by $182 million, or 152% in the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004, data revenues of $757 million increased by $478 million, or 171% compared to the similar period in 2003. These increases are the result of higher use of our messaging and other data services. For the third quarter of 2004, data revenue accounted for 4.7% of service revenue compared to 2.3% during the third quarter of 2003. These increases were partially offset by decreased roaming revenue due to bundled pricing.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$ 2,107	$ 1,715	22.9%	$ 5,619	$ 4,721	19.0%
Selling, general and administrative expense	2,411	2,103	14.6	6,933	5,942	16.7
Depreciation and amortization expense	1,147	1,000	14.7	3,305	2,863	15.4

	$ 5,665	$ 4,818	17.6	$ 15,857	$ 13,526	17.2

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, increased by $392 million, or 22.9% for the third quarter of 2004 and $898 million, or 19.0% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases were primarily due to higher cost of equipment sales, which were 30.8% higher in the third quarter of 2004 and 25.3% higher for the nine months ended September 30, 2004 compared to similar periods in 2003. The cost of equipment sales increases were driven by an increase in handsets sold, due to higher gross activations and an increase in equipment upgrades for the third quarter and the nine months ended September 30, 2004 compared to the similar periods in 2003. In addition, wireless network costs increased in the current year periods as a result of increased MOUs on the wireless network, partially offset by lower roaming, local interconnection and long distance rates.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $308 million, or 14.6% in the third quarter of 2004 and $991 million, or 16.7% for the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases were primarily due to higher salary and benefits expense of $180 million for the third quarter of 2004 and $553 million for the nine months ended September 30, 2004 compared to similar periods in 2003. The salary and benefits expense increases were primarily the result of higher salary and benefits costs and an increase in the number of employees, principally in the customer care and sales functions. Also contributing to the cost increases was a $27 million aggregate increase in sales commissions in our direct and indirect channels for the third quarter of 2004 and a $109 million increase for the nine months ended September 30, 2004 compared to similar periods in 2003, primarily related to the increase in gross customer additions and customer renewals in the current year periods. Advertising and promotion expenses increased by $20 million in the third quarter of 2004 and $88 million for the nine months ended September 30, 2004 compared to similar periods in 2003.

Depreciation and Amortization Expense

Depreciation and amortization increased by $147 million, or 14.7% in the third quarter of 2004 and $442 million, or 15.4% for the nine months ended September 30, 2004 compared to similar periods in 2003. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$ 478	$ 301	58.8%	$ 1,249	$ 776	61.0%

Segment income increased by $177 million, or 58.8% in the third quarter of 2004 and by $473 million, or 61.0% for the nine months ended September 30, 2004 compared to the similar periods in 2003 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. Increases in minority interest were principally due to the increased earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business comprises yellow pages directories, online directory and search services through SuperPages.com, and directory and information services on wireless telephones through SuperPages On the Go. This segment’s operations are principally in the United States and Latin America.

On September 8, 2004, we announced the signing of a definitive agreement to sell our directory operations in Canada, Verizon Information Services Canada. We reclassified Verizon Information Services Canada in the current and prior years as discontinued operations in accordance with SFAS No. 144. Discontinued operations are excluded from Information Services’ segment income.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Operating Revenues	$ 900	$ 939	(4.2)%	$ 2,725	$ 2,897	(5.9)%

Information Services’ operating revenues decreased $39 million, or 4.2% in the third quarter of 2004 and $172 million, or 5.9% for the nine months ended September 30, 2004 compared to the similar periods in 2003. The decreases were due primarily to reduced domestic print advertising revenue and the elimination of revenue from the sale of European operations, which was completed in July 2003. SuperPages.com continues to achieve strong growth, as demonstrated by a 25.2% increase in revenue and a 32.7% increase in searches in the third quarter of 2004 compared to the third quarter of 2003, and a 19.7% increase in revenue and a 46.9% increase in searches in the nine months ended September 30, 2004 compared to the similar period in 2003.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$ 126	$ 147	(14.3)%	$ 397	$ 438	(9.4)%
Selling, general and administrative expense	327	330	(.9)	992	1,002	(1.0)
Depreciation and amortization expense	23	19	21.1	65	58	12.1
Sales of businesses, net	–	(141)	(100.0)	–	(141)	(100.0)

	$ 476	$ 355	34.1	$ 1,454	$ 1,357	7.1

Cost of services and sales decreased $21 million, or 14.3% in the third quarter of 2004 and $41 million, or 9.4% for the nine months ended September 30, 2004 compared to the similar periods in 2003. For the third quarter of 2004, the decrease was due primarily to cost reductions. For the nine months ended September 30, 2004, the decrease was due primarily to cost reductions and reduced expenses related to the July 2003 sale of European operations.

Selling, general and administrative expenses and depreciation and amortization expense were relatively consistent during the third quarter of 2004 and the nine months ended September 30, 2004 compared to the similar periods in 2003. For the nine months ended September 30, 2004, lower selling, general and administrative expense from cost reductions and reduced expenses related to the July 2003 sale of European operations were largely offset by higher domestic pension and benefit costs. Sales of businesses, net primarily includes the July 2003 sale of directory businesses in Europe, which consisted of publishing operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$ 252	$ 355	(29.0)%	$ 766	$ 923	(17.0)%

Segment income decreased $103 million, or 29.0% in the third quarter of 2004, and $157 million, or 17.0% for the nine months ended September 30, 2004 compared to the similar periods in 2003. The decrease was primarily the result of the after-tax impact of the operating revenues and expense issues described above. Special and non-recurring items not included in Information Services’ segment income for the nine months ended September 30, 2004 and 2003 totaled $7 million and $1,584 million, respectively. The special items included in the 2004 period were primarily related to pension settlement losses for employees who received lump-sum distributions under a prior year voluntary separation plan. The special items included in the 2003 period related to a loss recorded in connection with the directory accounting change and severance charges.

International

Our International segment includes international wireline and wireless telecommunication operations and investments primarily in the Americas and Europe. Our consolidated international investments as of September 30, 2004 included Verizon Dominicana, C. por A. (Verizon Dominicana) in the Dominican Republic, TELPRI in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

On June 13, 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell. In the second quarter of 2003, we reclassified our investment and the results of operations of Iusacell as discontinued operations. We sold our shares in Iusacell on July 29, 2003. Discontinued operations are excluded from International’s segment income.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Operating Revenues	$ 496	$ 446	11.2%	$ 1,470	$ 1,472	(.1)%

Revenues generated by our international businesses increased $50 million, or 11.2% in the third quarter of 2004 and decreased $2 million, or .1% for the nine months ended September 30, 2004 compared to the similar periods in 2003. The third quarter increase is primarily due to operational growth at Verizon Dominicana and an adjustment to carrier access revenues at TELPRI in the 2003 period, partially offset by declining foreign exchange rates in the Dominican Republic. The decrease for the nine months ended September 30, 2004 is primarily due to declining foreign exchange rates in the Dominican Republic offset by operational growth at Verizon Dominicana and an adjustment to carrier access revenues at TELPRI in the 2003 period.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Cost of services and sales	$ 153	$ 144	6.3%	$ 456	$ 422	8.1%
Selling, general and administrative expense	136	222	(38.7)	351	573	(38.7)
Depreciation and amortization expense	80	80	–	237	252	(6.0)

	$ 369	$ 446	(17.3)	$ 1,044	$ 1,247	(16.3)

Cost of Services and Sales

Cost of services and sales increased $9 million, or 6.3% in the third quarter of 2004 and $34 million, or 8.1% in the nine months ended September 30, 2004 compared to the similar periods in 2003. These increases primarily reflect higher variable costs at Verizon Dominicana partially offset by the decline of the Dominican Republic’s foreign exchange rates.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $86 million, or 38.7% in the third quarter of 2004 and $222 million, or 38.7% in the nine months ended September 30, 2004 compared to the similar periods in 2003. The third quarter 2004 decrease is primarily due to a third quarter 2003 TELPRI charge recorded as a result of an adverse Puerto Rico Circuit Court of Appeals ruling on intra-island long distance access rates. The decrease for the nine months ended September 30, 2004 reflects the third quarter 2003 TELPRI charge as well as the favorable resolution to the TELPRI charge in the second quarter of 2004 and declining foreign exchange rates in the Dominican Republic.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $15 million, or 6% for the nine months ended September 30, 2004 compared to the similar period in 2003 primarily due to declining foreign exchange rates in the Dominican Republic.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	% Change	2004	2003	% Change

Segment Income	$ 319	$ 471	(32.3)%	$ 887	$ 1,051	(15.6)%

Segment income decreased by $152 million, or 32.3% in the third quarter of 2004 and $164 million, or 15.6% for the nine months ended September 30, 2004 compared to the similar periods in 2003. The decreases are primarily the result of the decreases in equity in earnings of unconsolidated businesses and income from other unconsolidated businesses partially offset by Verizon’s share (after minority interest) of the after-tax impact of operating revenues and operating expenses described above.

Equity in earnings of unconsolidated businesses decreased by $159 million in the third quarter of 2004 and $63 million for the nine months ended September 30, 2004 compared to the similar periods in 2003. These decreases primarily resulted from additional Italian tax benefits in 2003 from a reorganization at our Italian investment, Vodafone Omnitel, partially offset by favorable foreign currency impacts from the euro on that investment and continued operational growth.

Income from other unconsolidated businesses decreased by $78 million in the third quarter of 2004 and decreased $138 million for the nine months ended September 30, 2004 compared to the similar periods in 2003. These decreases are primarily related to 2003 sales of our interest in TCC and TelecomAsia.

The special and non-recurring item not included in International’s segment income of $2 million for the nine months ended September 30, 2004 related to pension settlement losses for employees that received lump-sum distributions during the first quarter of 2004 under a voluntary separation plan. Special and non-recurring items not included in International’s segment income totaled $900 million for the nine months ended September 30, 2003, primarily related to a loss on our investment in Iusacell.

Special Items

Severance, Pension and Benefit Charges

During the third quarter of 2004 and the nine months ended September 30, 2004, we recorded pretax pension settlement losses of $33 million ($20 million after-tax, or $.01 per diluted share) and $792 million ($485 million after-tax, or $.17 per diluted share), respectively. These settlement losses related to employees that received lump-sum distributions during 2004 in connection with the previously announced voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached. Verizon had previously estimated settlements related to the voluntary separation plan to total $700 million to $900 million, after taxes, mostly in the first quarter of 2004 although continuing throughout the year. Due to favorable offsets such as an improved return on pension plan assets and lower than expected lump-sum payouts, we now expect total after-tax charges associated with the voluntary separation plan will likely be less than the lower end of this range.

During the third quarter of 2003, we recorded pretax pension settlement losses of $131 million ($81 million after-tax, or $.03 per diluted share) related to employees that received lump-sum distributions during the quarter in connection with previously announced employee separations.

During the second quarter of 2003 we recorded a special charge of $463 million ($286 million after-tax, or $.10 per diluted share) in connection with enhanced pension benefits granted to employees retiring in the first half of 2003, estimated costs associated with the July 10, 2003 Verizon New York arbitration ruling and pension settlement losses related to lump-sum pay-outs in 2003. On July 10, 2003, an arbitrator ruled that Verizon New York’s termination of 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees. Verizon offered to reinstate all 3,400 impacted employees, and accordingly, recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

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

Discontinued Operations

During the second quarter of 2003, we announced our decision to sell our 39.4% consolidated interest in Iusacell into the tender offer launched by Movil Access, a Mexican company. Verizon tendered its shares shortly after the tender offer commenced, and the tender offer closed on July 29, 2003. In accordance with SFAS No. 144, we classified the results of operations of Iusacell as discontinued operations and in connection with a comparison of expected net sale proceeds to the net book value of our investment in Iusacell (including the foreign currency translation balance), we recorded a pretax loss of $957 million ($931 million after-tax, or $.33 per diluted share) in the second quarter of 2003.

Other Special Items

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax, or $.04 per diluted share) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax, or $.03 per diluted share) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded pretax charges of $12 million ($7 million after-tax, or less than $.01 per diluted share) during the second quarter in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax, or $.01 per diluted share) resulting from the early retirement of debt.

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

Consolidated Financial Condition

	Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	$ Change

Cash Flows Provided By (Used In)
Operating activities	$ 15,494	$ 16,256	$ (762)
Investing activities	(7,825)	(6,910)	(915)
Financing activities	(7,722)	(10,039)	2,317

Decrease in Cash and Cash Equivalents	$ (53)	$ (693)	$ 640

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The decrease in cash from operating activities for the nine months ended September 30, 2004 compared to the similar period in 2003 was primarily due to a higher decrease in current liabilities (use of cash) in the current year period and a higher decrease in receivables (source of cash) in the prior year period. Higher severance payments were recorded in 2004 and higher tax refunds were recorded in the nine months ended September 30, 2003. In addition, the higher decrease in receivables in the nine months ended September 30, 2003 was driven by a greater reduction of days sales outstanding in that period compared to the similar period in 2004.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $4,703 million in our Domestic Telecom segment in the nine months ended September 30, 2004 compared to $4,765 million in the similar period in 2003. We also invested $4,121 million in our Domestic Wireless segment in the nine months ended September 30, 2004 compared to $3,079 million in the similar period in 2003. The consistent level of capital investment in Domestic

Telecom and the increase in capital spending in Domestic Wireless represent our continuing effort to invest in high growth areas including wireless, long distance, DSL and Enterprise Advance.

Capital spending, including capitalized software, is expected to be at the higher end of the range of $12 billion to $13 billion in 2004. The range includes $6.5 billion to $7.0 billion for Domestic Telecom, $5.0 billion to $5.5 billion for Domestic Wireless (expected to be the high end of the range) and a total of $.5 billion for Information Services, International and corporate and other businesses.

We invested $300 million in acquisitions and investments in businesses during the nine months ended September 30, 2004, including a deposit of $186 million for wireless licenses and $104 million related to Verizon’s limited partnership investments in entities that invest in affordable housing projects. During the nine months ended September 30, 2003, we invested $1,097 million in acquisitions and investments in businesses, including $762 million to acquire 50 Personal Communications Services licenses and related network assets from Northcoast Communications LLC, $177 million related to Verizon’s limited partnership investments in entities that invest in affordable housing projects and $157 million for other wireless properties. In the nine months ended September 30, 2004, we received cash proceeds of $117 million from the sale of a small business unit. In the nine months ended September 30, 2003, we received cash proceeds of $229 million from the sale of our directory publication operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

Other, net investing activities for the nine months ended September 30, 2004 includes net cash proceeds of $171 million received in connection with the sale of investments, including Iowa Telecom preferred stock. Other, net investing activities for the nine months ended September 30, 2003 includes net cash proceeds of $415 million in connection with sales of our shares in various investments, primarily TCC and Crown Castle International Corp.

Under the terms of an investment agreement, Vodafone may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times at its then fair market value. In the event Vodafone exercises its put rights, we have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone had the right to require the purchase of up to $10 billion during a 61-day period opening on June 10 and closing on August 9 in 2004, and did not exercise that right. As a result, Vodafone still has the right to require the purchase of up to $20 billion worth of its interest, not to exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2005 through 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

Cash Flows Used In Financing Activities

Cash of $4,444 million was used to reduce our total debt during the nine months ended September 30, 2004. We repaid $2,314 million and $2,477 million of Domestic Telecom and corporate long-term debt, respectively. The Domestic Telecom debt repayment includes the early retirement of $1,275 million of long-term debt. The corporate debt repayment includes $1,984 million of zero-coupon convertible notes redeemed by Verizon Global Funding Corp. Also during the nine months ended September 30, 2004, we decreased our short-term borrowings by $79 million and Verizon Global Funding issued $500 million of long-term debt.

Cash of $7,313 million was used to reduce our total debt during the nine months ended September 30, 2003. We repaid $5,646 million of Verizon Global Funding, $2,015 million of Domestic Telecom and $1,116 million of other corporate long-term debt, and reduced our short-term borrowings by $1,274 million with cash from operations and the issuance of Verizon Global Funding and Domestic Telecom long-term debt. Verizon Global Funding and Domestic Telecom issued long-term debt with principal amounts of $1,500 million and $1,350 million, respectively, resulting in total cash proceeds of $2,766 million, net of discounts, costs and a payment related to a hedge on the interest rate for an anticipated financing.

Our ratio of debt to debt combined with shareowners’ equity was 53.5% at September 30, 2004 compared to 56.4% at September 30, 2003.

As of September 30, 2004, we had $137 million in bank borrowings outstanding. In addition, we had approximately $5.8 billion of unused bank lines of credit and our financing subsidiary had shelf registrations for the issuance of up to $10.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In March 2004, Standard & Poor’s announced that it put Verizon’s debt on review with negative implications, citing general industry issues. In September 2004, Standard &

Poor’s affirmed the long term debt rating of Verizon and related entities, including Verizon Wireless at A+, and changed our credit rating outlook to negative from stable. The short-term debt rating of Verizon Network Funding was lowered to A-1 from A-1+. We have adopted a debt portfolio strategy that continues our overall debt reduction efforts through the remainder of the year.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements, and the expectations of our shareowners. In the first, second and third quarters of 2004 and 2003, we announced quarterly cash dividends of $.385 per share.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2004 totaled $616 million, a $53 million decrease from cash and cash equivalents at December 31, 2003 of $669 million.

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

Foreign Currency Translation

The functional currency for nearly all of our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. At September 30, 2004, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso, Canadian dollar and the euro. During the third quarter of 2004, we entered into foreign currency forward contracts to hedge our net investment in two international operations. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of our other investments.

Our earnings were affected by foreign currency gains or losses associated with the U. S. dollar denominated assets and liabilities at Verizon Dominicana and at Iusacell prior to selling Iusacell in July 2003 (see “Consolidated Results of Operations – Other Consolidated Results – Discontinued Operations”).

Other Factors That May Affect Future Results

Recent Developments

Spectrum Purchases

On November 4, 2004, we announced the signing of a definitive agreement with NextWave Telecom Inc. (NextWave) to purchase all of NextWave’s remaining personal communications services spectrum licenses in 23 markets for $3,000 million. The 10 MHz and 20 MHz licenses, in the 1.9 GHz personal communications services frequency range, cover a population of 73 million people and will be used to expand Verizon Wireless’s network capacity in 22 key existing markets, including New York, Boston, Washington, D.C. and Los Angeles, as well as to expand into Tulsa, Oklahoma. The transaction is subject to approval by the U.S. Bankruptcy Court and the FCC as well as antitrust regulatory review and is expected to close by mid-2005.

We announced on July 8, 2004 that we had won an auction for a spectrum license covering the New York metropolitan area held by NextWave. The transaction closed on October 29, 2004. Under the terms of the purchase agreement, we paid $930 million for the license, $186 million of which was paid as a deposit in the third quarter of 2004. In addition, on July 1, 2004 we announced an agreement to purchase Qwest Wireless’s spectrum licenses and wireless network assets for $418 million covering several existing and new markets. The transaction is subject to federal reviews and is expected to close in the first quarter of 2005.

Sales of Businesses and Investments

Telephone Access Lines

In October 2004, Verizon announced that it had suspended discussions with potential buyers related to its upstate New York access lines, pending an evaluation of its strategic options. However, we are continuing to consider plans for a reduction in the size of our access line business, including through a spin-off mechanism or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless.

During the second quarter of 2004, we entered into an agreement to sell our wireline-related businesses in Hawaii, which operates 707,000 switched access lines, for $1,650 million in cash, less debt. The closing of the transaction, expected in early 2005, is contingent on state regulatory approval; the FCC and the U.S. Department of Justice have provided the necessary approvals.

Sale of Verizon Information Services Canada

On September 8, 2004, we announced the signing of a definitive agreement to sell our directory operations in Canada to an affiliate of Bain Capital, a global private investment firm, for $1,540 million (Cdn. $1,985 million). The sale is expected to close in the fourth quarter of 2004.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 30,

2004, we have applied for reimbursement of approximately $266 million. We received an advance of $11 million in December 2003 and an additional advance of $77 million in June 2004. We are awaiting the results of an audit relating to the total amount that we have applied for reimbursement, including funds already received.

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

In-Region Long Distance

Under the 1996 Act, our ability to offer in-region long distance services in the regions where the former Bell Atlantic telephone subsidiaries operate as local exchange carriers was largely dependent on satisfying specified requirements. These requirements included a 14-point “competitive checklist” of steps that we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We were required to demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest. We now have authority from the FCC to offer in-region long distance service in all 14 of the former Bell Atlantic jurisdictions.

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

As a result of tariff adjustments that became effective in July 2003, virtually all of our switched access lines reached the $.0055 benchmark. On June 29, 2004, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s prior approval of an increase in the SLC cap. The current cap is $6.50.

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

The FCC’s order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services. As a result, we estimate the impact on earnings related to this portion of the FCC’s order to be potentially 2 cents to 4 cents per diluted share in 2004.

Multiple parties, including Verizon, appealed various aspects of the decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements the court reversed and vacated key aspects of the FCC decision that had required unbundled access to mass market switching and high capacity transmission facilities. The court’s order vacating those aspects of the FCC’s rules went into effect on June 16, 2004 after both the U.S. Court of Appeals for the D.C. Circuit and the U.S. Supreme Court denied motions to further stay the decision. Petitions by state regulators and other carriers seeking U.S. Supreme Court review of the U.S. Court of Appeals for the D.C. Circuit decision were denied on October 12, 2004.

On August 20, 2004, the FCC issued interim narrowband unbundling rules and a Notice of Rulemaking to establish new permanent unbundling rules. In the interim rules order, the FCC required incumbent carriers to continue providing, for six months from the effective date of its order, unbundled mass market switching and high capacity transmission facilities on the same terms that they were available under interconnection agreements as of June 15, 2004. It also proposed transition rules that would apply during a second six-month period for elements that the FCC determines in the rulemaking do not need to be unbundled.

On August 23, 2004, Verizon and other parties petitioned the U.S. Court of Appeals for the D.C. Circuit for a writ of mandamus to overturn the interim rules and eliminate the affected unbundled obligations unless and until the FCC makes a finding of competitive impairment. On October 7, 2004, the U.S. Court of Appeals for the D.C. Circuit held the petition in abeyance and directed the parties to report on the status of the FCC proceedings no later than January 4, 2005.

The FCC also has taken steps to clarify its rules for broadband facilities in response to requests of various parties. Verizon petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act, specifically Section 271. On October 22, 2004, the FCC announced that it has granted that petition. In addition, the FCC has clarified that mass market fiber to the curb loops qualify for the same regulatory treatment as mass market fiber to the premises loops, that fiber loops to serve customers in multiple unit buildings also qualify for that same regulatory treatment as long as the building is predominantly residential, and that carriers that deploy new broadband network facilities are not required to equip those facilities with legacy capabilities that could render them subject to unbundling.

Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rate caps per minute for this traffic that decline from $.0015 to $.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any compensation, barred carriers from obtaining compensation on Internet-bound traffic in markets where they previously had not received it and required that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect. On October 8, 2004, the FCC announced that it had denied a petition to discontinue the $.0007 rate cap on this traffic, but had decided to remove the new markets bar and the cap on the total minutes of Internet-bound traffic that are subject to compensation.

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

The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. On March 10, 2004, the FCC initiated a rulemaking proceeding to address the regulation of services that use Internet protocol, including voice services. The FCC also concluded in response to one such petition that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges. In addition, during April 2004, the FCC issued an order in connection with another such petition that stated that the petitioning company’s service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service subject to access charges.

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

Recent Accounting Pronouncements

Impairment Testing of Domestic Wireless Licenses

On September 29, 2004, the staff of the Securities and Exchange Commission (SEC) issued a Staff Announcement, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all acquisitions completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. Verizon is currently evaluating the provisions of this Staff Announcement to determine the impact of adopting a direct value method, if any, on its results of operations and financial position.

Contingently Convertible Debt

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a conclusion in EITF Issue No. 04-8 pertaining to including contingently convertible debt in fully diluted earnings per share. Verizon’s zero-coupon convertible notes, which are convertible into Verizon common stock, will be included in current and prior periods’ fully diluted earnings per share calculation. Verizon anticipates the impact of adopting EITF Issue No. 04-8, effective year-end 2004, will be a reduction of earnings per diluted share of approximately 2 cents in prior years and 1 cent in 2004 and future years.

Other Matters

Verizon’s independent auditor, Ernst & Young LLP (E&Y), recently informed the SEC and the Audit Committee of our Board of Directors that a foreign affiliate of E&Y performed a tax-related non-audit service that has raised a question regarding E&Y’s independence with respect to E&Y’s performance of audit services for Verizon. In connection with the preparation of a foreign tax return for an employee of Verizon during 2002, E&Y’s foreign affiliate made a tax payment on behalf of the employee to a local tax authority. As a result, E&Y’s foreign affiliate had temporary custody of an inconsequential amount of Verizon tax-related funds. Under the SEC’s rules regarding auditor independence, a company’s independent auditor cannot have custody of any amount of an audit client’s assets. This payment service was discontinued. The fee paid by Verizon to E&Y’s foreign affiliate for the preparation of this tax return, including the payment service, was approximately $1,500 for the year ended December 31, 2002. Our Audit Committee and E&Y have discussed E&Y’s independence with respect to its audit of the consolidated financial statements of Verizon in light of this matter. E&Y has informed the Audit Committee that it does not believe that the provision of the tax service described above has impaired E&Y’s independence with respect to Verizon because the service was administrative in nature and has been discontinued and the amount of fee and funds involved was insignificant. The Audit Committee concurred with E&Y’s assessment.

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

•	material changes in available technology;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	our ability to satisfy regulatory merger conditions;

•	the timing, scope and financial impacts of our deployment of fiber-to-the-premises broadband technology;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources; and

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

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the third quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 2004	650,000	$35.75	650,000	76,938,200

August 2004	1,430,000	$39.04	1,430,000	75,508,200

September 2004	2,295,000	$40.23	2,295,000	73,213,200

Total	4,375,000	$39.18	4,375,000	73,213,200

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 80 million common shares and expires no later than the close of business on February 28, 2006. Under the plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

10.1	Verizon Communications Inc. Long-Term Incentive Plan – Year 2004 Stock Option Grant.

10.2	Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement 2004-06 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: November 8, 2004	By	/s/ David H. Benson
David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 3, 2004.