Form 10-K
period 2004-12-31
VERIZON COMMUNICATIONS INC
filed 2005-03-14
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas New York, New York	10036 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 395-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York, Philadelphia, Boston, Chicago and Pacific Stock Exchanges

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

At June 30, 2004, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $100,197,581,000.

At January 31, 2005, 2,769,964,950 shares of the registrant’s Common Stock were outstanding, after deducting 4,900,431 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2004 (Parts I and II).

Portions of the registrant’s Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareowners (Part III).

Certifications

Unless otherwise indicated, all information is as of March 10, 2005

PART I Item 1. Business

General

Verizon Communications Inc. is one of the world’s leading providers of communications services. Verizon’s domestic wireline telecommunications business provides local telephone services, including broadband, in 29 states and Washington, D.C. and nationwide long-distance and other communications products and services. The domestic wireline consumer business generally provides local, broadband and long distance services to customers. Our domestic wireline business also provides a variety of services to other telecommunications carriers as well as large and small businesses. Verizon’s domestic wireless business provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Verizon’s international presence includes wireline and wireless communications operations and investments, primarily in the Americas and Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 210,000 employees.

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

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121).

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom	Domestic wireline communications services, principally representing our telephone operations that provide local telephone services in 29 states and Washington, D.C. These services include voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.
Domestic Wireless	Domestic wireless products and services include wireless voice and data services and equipment sales across the United States.
Information Services	Directory publishing businesses, including print directories and SuperPages.com online search services, as well as website creation and other electronic commerce services. This segment has operations principally in the United States.
International	International wireline and wireless communications operations and investments primarily in the Americas, as well as investments in Europe.

You can find additional business information under the heading “Overview” on pages 13 through 14 and segment financial information under the heading “Segment Results of Operations” on pages 19 through 25 and in Note 18 on pages 63 through 65 of the 2004 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Domestic Telecom

Operations

Our Domestic Telecom segment, principally representing our wireline telephone operations, provided approximately 54% of 2004 total operating revenues. Our telephone operations presently serve a territory consisting of 144.7 million access line equivalents in 29 states and Washington, D.C. This segment also provides long distance and other telecommunication services. Domestic Telecom provides mainly two types of telecommunications services:

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

The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance and 911 service) and other communications services. The Enterprise unit also provides data transmission, Internet and network integration services, interLATA long distance services, network monitoring services and telecommunications equipment sales to medium and large businesses. Revenues in 2004 were approximately $6.4 billion, representing approximately 17% of Domestic Telecom’s aggregate revenues.

The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services and Internet access services. Our long distance subsidiary provides national and international long distance services in all 50 states to residential and business customers, including calling cards, 800/888 services and operator services. This unit also provides operator and pay telephone services and sells customer premises equipment. Revenues in 2004 were approximately $22.3 billion, representing approximately 58% of Domestic Telecom’s aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Wholesale unit markets our network operations, which principally includes our carrier access and telecom industry services. Revenues in 2004 were approximately $8.7 billion, representing approximately 22% of Domestic Telecom’s aggregate revenues. Approximately 66% of total wholesale revenues were derived from interexchange carriers (switched and special access). The remaining revenues come from our telecom industry services, principally from other local exchange carriers which resell network connections to their own customers.

The Network unit is principally responsible for the construction and maintenance of our telephone operations’ networks. This unit is also responsible for the procurement and management of inventory and supplies for our subsidiaries and sells materials and logistic services to third-party carriers. Revenues in 2004 (after eliminations and combined with all other Domestic Telecom revenues) were approximately $1.2 billion, representing approximately 3% of Domestic Telecom’s aggregate revenues.

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

FCC Regulation and Interstate Rates

Our telephone operations are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services and related matters.

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

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to unbundled network elements (UNEs). The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit that had overturned the FCC’s previous unbundling rules.

The text of the order and accompanying rules were released on August 21, 2003. With respect to broadband facilities, such as mass market fiber to the premises loops and packet switching, that order generally removed unbundling obligations under Section 251 of the 1996 Act. With respect to narrowband services, the order generally left unbundling obligations in place, with certain limited exceptions, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase a combination of unbundled loops and transport elements known as enhanced extended loops (EELs) that increased arbitrage opportunities by making it easier for carriers to use EELs purchased at artificially low regulated UNE rates rather than competitive special access prices.

Multiple parties, including Verizon, appealed various aspects of the decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements, the court reversed and vacated key aspects of the FCC decision that had required unbundled access to mass market switching and high capacity transmission facilities. The court’s order vacating those aspects of the FCC’s rules went into effect on June 16, 2004, and petitions by various parties to obtain a stay or U.S. Supreme Court review were denied.

On August 20, 2004, the FCC issued interim narrowband unbundling rules and a Notice of Proposed Rulemaking to establish new unbundling rules. In the interim rules order, the FCC required incumbent carriers to continue providing, for six months from the effective date of its order, unbundled mass market switching and high capacity transmission facilities on the same terms that they were available under interconnection agreements as of June 15, 2004. Verizon and other parties petitioned the U.S. Court of Appeals for the D.C. Circuit for a writ of mandamus to overturn the interim rules. At the request of the FCC, the court held the petition in abeyance while the FCC rulemaking proceeded and directed the parties to report on the status of the FCC proceedings no later than January 4, 2005. On January 4, 2005, Verizon and other parties asked the U.S. Court of Appeals for the D.C. Circuit to retain jurisdiction on the pending mandamus petition and to provide further briefing upon the release of the FCC order.

On February 4, 2005, the FCC released a decision on new unbundling rules. The FCC eliminated the requirement to unbundle mass market local switching on a nationwide basis, with the obligation to accept new orders ending as of the effective date of the order (March 11, 2005). The FCC also established a one year transition for existing UNE switching arrangements. For high capacity transmission facilities, the FCC established criteria for determining whether high capacity loops, transport or dark fiber transport must be unbundled in individual wire centers, and stated that these standards were only expected to affect a small number of wire centers. The FCC also eliminated the obligation to provide dark fiber loops and found that there is no obligation to provide UNEs exclusively for wireless or long distance service. In any instance where a particular high capacity facility no longer has to be made available as a UNE, the FCC established a similar one year transition for any existing high capacity loop or transport UNEs, and an 18 month transition for any existing dark fiber UNEs.

Separately, the FCC has taken steps to clarify its rules for broadband facilities in response to requests of various parties. Verizon petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act, specifically Section 271. On October 22, 2004, the FCC granted that petition, and the FCC’s decision has been appealed by various parties. In addition, the FCC has clarified that mass market fiber to the curb loops qualify for the same regulatory treatment as mass market fiber to the premises loops, that fiber loops to serve customers in multiple unit buildings also qualify for that same regulatory treatment as long as the building is predominantly residential, and that carriers that deploy new broadband network facilities are not required to equip those facilities with legacy capabilities that could render them subject to unbundling.

Intercarrier Compensation

The FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. To date, several parties and coalitions have submitted alternative proposals to the FCC for restructuring the intercarrier compensation rules, and the FCC has stated that it intends to conduct further proceedings to evaluate various alternatives.

The FCC also has pending before it issues relating to intercarrier compensation for dial-up Internet-bound traffic. The FCC previously found this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that declined from $.0015 to $.0007 over a three-year period, established caps on the total minutes of this traffic subject to compensation in a state, and required incumbent local exchange carriers to offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect. On October 8, 2004, the FCC announced that it had denied a petition to discontinue the $.0007 rate cap on this traffic, but had decided to remove the caps on the total minutes of Internet-bound traffic subject to compensation. That decision is the subject of an appeal by several parties. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. On March 10, 2004, the FCC initiated a rulemaking proceeding to address the regulation of services that use Internet protocol, including voice services. The FCC also concluded in response to one such petition that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges. During April 2004, the FCC issued an order in connection with another such petition that stated that the petitioning company’s service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service subject to access charges. The FCC also has a statutory deadline of March 22, 2005 to address a third petition asking it to forbear from applying access charges to voice over Internet protocol services that are terminated on switched local exchange networks.

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a less regulated private carriage arrangement, under what circumstances high speed Internet access services should be classified as largely deregulated information services, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification.

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

The CPUC will review NRF features during 2005 – 2006.

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

Verizon Maryland Inc.

In 1996, the Public Service Commission of Maryland approved a price cap plan for regulating the intrastate services provided by Verizon Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI minus a productivity offset based upon changes in the rate of inflation as reflected in the Consumer Price Index. Rates for Competitive Services may be increased without regulatory limits. Regulation of profits is eliminated. The Public Service Commission of Maryland is currently reviewing the incentive regulation plan. Verizon Maryland has sought to eliminate the price cap formula and to move all business services into the competitive category.

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

In March 2003, the MPUC opened a proceeding to address the Maine Supreme Judicial Court’s remand of the 2001 AFOR decision. In an order issued on July 11, 2003, the MPUC ruled that it would keep in place the $1.78 increase in Verizon New England’s monthly basic exchange rates pending completion of the remand and maintain certain elements (pricing flexibility, Service Quality Index) of the proposed AFOR on an interim basis until a final decision on the remand. On September 25, 2003, the PUC issued an order reinstating the AFOR and that order was appealed. On January 26, 2005, the Maine Supreme Judicial Court vacated the MPUC order and remanded the case for further investigation.

The court held that the MPUC did not sufficiently comply with the statutory requirement that it ensure that local rates under an AFOR will not be higher than under traditional rate of return.

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

New Hampshire

Verizon New England’s operations in New Hampshire are currently subject to rate of return regulation. On January 16, 2004, the New Hampshire Public Utilities Commission (NHPUC) concluded a comprehensive proceeding examining the appropriate cost of capital for Verizon. In its order, the NHPUC set the average weighted cost of capital for Verizon at 8.2%. At present, the newly determined cost of capital has no effect on Verizon’s retail revenues. The NHPUC directed Verizon to file revised UNE rates reflecting this new cost determination by March 16, 2004. Verizon’s current UNE rates were approved in 2001 relying upon an average weighted cost of capital of 10.46%. Verizon filed an appeal of the NHPUC decision in federal district court in New Hampshire. The NHPUC’s order to file new UNE rates was stayed by stipulation during the appeal. A decision by the court is pending. On July 9, 2004, the NHPUC issued an order finding the existing Directory Licensing Agreement between Verizon New England and its affiliated Yellow Pages company to be unreasonable as it did not include a directory revenue sharing provision. As a result, the NHPUC directed that Verizon impute $23.3 million for purposes of intrastate ratemaking in New Hampshire. On October 19, 2004, the NHPUC issued an order denying Verizon’s Motion for Reconsideration of the decision. At present, the NHPUC ruling regarding imputation has no effect on Verizon’s retail rates. Verizon has filed an appeal with the New Hampshire Supreme Court.

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

For services priced at $5 or less, rates may increase 15% per year

For services priced at $5.01 to $10, rates may increase 10% per year

For services priced over $10, rates may increase 5% per year

Second, the company is required to file quarterly reports showing for each wire center in the state the number of access lines served by the company and the number and type of access lines served by competitors. On March 31, 2003, the RIPUC issued an order adopting the modified stipulation approved on January 10, 2003.

Vermont

In 2000, the Vermont Public Service Board approved a five-year incentive regulation plan that will provide Verizon New England with increased flexibility to introduce and price new products and services. The plan also removes most restrictions on Verizon New England’s earnings from Vermont operations during the life of the plan and contains no productivity adjustment. The plan limits Verizon New England’s ability to raise prices on existing products and services, and requires revenue reductions of $16.5 million at the outset of the plan, $6.5 million during the first year of the plan and approximately $6.0 million over the subsequent years of the plan. The plan also requires some service quality improvements subject to financial penalty. In May 2004, the Vermont Public Service Board opened a proceeding to consider the form of regulation for Verizon following the expiration of the current plan. The Vermont Public Service Board is expected to make a decision by July 2005.

Verizon New Jersey Inc.

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with four lines or less, and the ordering, installation and restoration of these services. Verizon New Jersey provides “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002, pursuant to a decision announced by the NJBPU on June 19, 2002 and issued August 19, 2003. The new plan eliminates earnings regulation, eliminates earnings sharing provisions, streamlines the process to introduce new services and strengthens commitments to service quality, lifeline service and schools and public libraries. A petition for reconsideration of the plan was filed by an opposing party. Additionally, a Verizon New Jersey petition to lower the competitive threshold for business local service to customers with less than two lines is pending before the NJBPU, with a ruling expected on or before March 31, 2005.

Verizon New York Inc.

New York

The New York State Public Service Commission (NYSPSC) adopted an incentive plan to regulate the services of Verizon New York, effective March 1, 2002. The plan expired in 2004, except that the service quality provisions of the plan will expire in 2005. The plan establishes state-wide service quality standards, with the potential for customer credits if Verizon fails to meet those standards. Verizon New York will complete its transition to generally accepted accounting principles for preparing financial statements for regulatory purposes in March 2005. Verizon New York’s rates are proposed by the company based on several factors, including the competitiveness of the service and the company’s underlying costs, and are subject to approval by the NYSPSC.

Connecticut

In December 2004, the Connecticut Department of Public Utility Control adopted an incentive regulation plan proposed by Verizon New York, which eliminates regulation of earnings and provides other deregulatory benefits for Verizon New York’s operations in Connecticut.

Verizon North Inc.

Illinois

Verizon North’s telephone operations in Illinois are subject to rate of return regulation. Optional toll plans, Integrated Services Digital Network (ISDN), frame relay, payphones, CentraNet, and other data services are considered deregulated and have total pricing flexibility.

Indiana

Verizon North’s telephone operations in Indiana became subject to an alternative regulatory plan during 2004. Among other matters, earnings are not subject to regulation, tariff filings are streamlined, 3 tiers of services are subject to differing levels of pricing regulation and can be shifted between tiers, regulation of certain accounting standards and financings are eliminated and depreciation rates are not subject to approval. The plan has a three and one-half year term.

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

On November 30, 2004, a statute reauthorizing alternative regulation in Pennsylvania (Act 183) was enacted into law. Act 183:

•

Authorizes Verizon North to file an amended network modernization plan requiring it to deploy a universal broadband network, defined at 1.544 megabits per second, not later than 2015, and the plan cannot be subsequently changed without Verizon North’s consent;

•	Permits annual price increases up to, but not exceeding, the GDP-PI minus .5% (for 100 broadband deployment by 2015) or 0% (by 2013).

•	Allows nonprotected services to be declared competitive through a one-day’s notice filing with the PPUC.

•	Reduces PPUC reporting and other regulatory oversight requirements.

•

Requires Verizon North to contribute up to 20% of the first year effect of GDP-PI price increases to funds designed to promote broadband in schools and broadband education and demand aggregation generally.

Wisconsin

Verizon North entered a price cap plan in 1995. The plan does not regulate earnings and price cap index increases can be accumulated and deferred up to three years. The maximum increase for any single basic rate element is 10% or the increase in the GDP-PI, whichever is greater. Overall basic local service increases are limited to GDP-PI less 2%. Intrastate access service mirrors interstate rates. There are no restrictions on other services as long as they cover LRICs. Rate changes are effective on one day’s notice after customer notice and new services take effect after ten days. The statute requires that no earlier than six years, and no more frequently than every three years thereafter, the Public Service Commission of Wisconsin may by rule increase or decrease the GDP-PI productivity factor in any twelve-month period to reflect any statewide changes in the productivity experience of the telecommunications industry. The latest productivity factor review is complete and the factor was not changed.

Verizon Northwest Inc.

California

Verizon Northwest’s California operations are subject to rate of return regulation.

Idaho

Verizon Northwest’s Idaho operations are subject to rate of return regulation.

Oregon

Verizon Northwest’s Oregon operations are subject to rate of return regulation. Pricing flexibility is permitted in competitive zones and Verizon Northwest currently has Digital Channel Service, ISDN, PBX trunks (telephone switching equipment on customer premises), DID trunks (trunks from the customer premises switches to the central office) and single line business service offerings in these zones. Billing and collection and CentraNet are in a competitive class and are flexibly priced.

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

The plan also requires deployment of a universal broadband network. On September 17, 2003, the PPUC approved a revised plan that requires Verizon Pennsylvania to deploy a universal broadband network, defined at 1.544 megabits per second, in the following phases: 50% by 2004; 60% by 2006; 70% by 2008; 80% by 2010, 90% by 2012 and 100% by 2015. Verizon Pennsylvania is also required to make broadband services at 45 megabits per second available on a commercially reasonable time frame to 50% of exchanges by 2004 and 100% by 2015.

In December 2003, the statute authorizing alternative regulation in Pennsylvania expired. In January 2004, the PPUC issued a policy statement that the expiration of the statute had no effect upon current incentive regulation plans.

As described in Verizon North’s Pennsylvania operations above, on November 30, 2004, a new statute reauthorizing alternative regulation in Pennsylvania, Act 183, was enacted into law. The provisions of Act 183 also apply to Verizon Pennsylvania.

Verizon South Inc.

North Carolina

Verizon South’s operations in North Carolina have been under a price cap plan since 1996 that was subject to review in 2002 – 2003. Earnings are not regulated and local rates can be increased by GDP-PI less 2%. Rate increases are effective on fourteen days notice. Verizon South has complete flexibility to increase rates for billing and collection, Centrex, and enhanced digital switch service. The current price cap plan is under review.

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

Virginia

On December 21, 2000, the Virginia State Corporation Commission (VSCC) approved a price cap plan for Verizon South that was substantially similar to Verizon Virginia’s plan. In January 2005, the VSCC approved modifications to the plan described below.

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

Verizon Virginia Inc.

Effective in 1995, the VSCC approved an alternative regulatory plan that regulates Verizon Virginia’s noncompetitive services on a price cap basis and does not regulate Verizon Virginia’s competitive services. The plan does not regulate profits. In June 2001, the VSCC modified the plan and extended the moratorium on rate increases for basic local telephone service until 2004. In January 2005, the VSCC again modified the plan, permitting additional pricing flexibility for noncompetitive services and eliminating various regulatory requirements. The plan’s effective date is February 1, 2005 and it has no expiration date.

Verizon Washington, DC Inc.

On September 9, 2004, the District of Columbia Public Service Commission (DCPSC) approved an amended price cap plan for local retail services provided by Verizon Washington, DC. Key provisions of the 2004 plan include:

•	A three-year term;

•	No earnings restrictions, service penalties or revenue sharing;

•	Four service categories: basic residential, basic business, discretionary and competitive;

•	A cap on residential dial-tone line rates until 2006;

•

Annual pricing flexibility for all other basic residential services, with the increase in total revenues from these services limited to the annual inflation rate (as measured by the change in GDP-PI) and increases for any individual service in the category limited to 10%;

•	Classification of all business services as competitive with complete pricing flexibility except for basic business dial-tone lines and message units, E911, local directory service and Connect Request;

•	Pricing flexibility on discretionary services, with a 15% annual limit on any rate increase; and

•	Flexibility to bundle or package existing services.

Verizon West Virginia Inc.

On October 3, 2001, the West Virginia Public Service Commission (WVPSC) approved Verizon West Virginia’s new Incentive Regulation Plan (IRP). The IRP continues, until December 31, 2005, the flexible price regulation of competitive services, caps on basic rates, infrastructure commitments and unlimited earnings freedom that have been in place since 1988. In addition, long distance, wide area telephone service and national directory assistance will be rate-deregulated, and Verizon West Virginia may petition for the rate deregulation of any other service, except basic residential service, at any time.

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

As a result, competition in our local exchange markets continues to increase. Our telephone operations generally have been required to sell their services to CLECs at discounts of approximately 51% from the prices our telephone operations charge their retail customers. The scope of these obligations going forward will be affected by the new unbundling rules described above, and the rates we charge local exchange competitors for access to UNEs remain under near-continual review and revision by state regulators and often result in reductions in those rates. See “State Regulation of Rates and Services.”

Long Distance Services

We offer intraLATA and interLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. All of our state regulatory commissions (except in Washington, D.C., where intraLATA toll service is not provided) permit other carriers to offer intraLATA toll services within the state. InterLATA toll calls terminate outside the LATA of origination. We now offer long distance services throughout the United States, capping a seven-year effort. Our authority in Alaska is limited to interstate and international services. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships.

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

Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our telephone operations’ local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our telephone operations’ lines, and through substitution of UNEs for special access services.

Voice over Internet Protocol Services

Our wireline telecommunications services also face increasing competition from companies which provide Voice over Internet Protocol (VoIP) services. These services use the Internet or private broadband networks to transmit voice communications. VoIP services are available from a wide range of companies including cable companies, long-distance companies, national VoIP providers and regional service providers.

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

Verizon Wireless is the most profitable wireless communications provider in the U.S., in terms of operating income. Verizon Wireless has the second largest customer base of any U.S. wireless provider, with 43.8 million wireless subscribers as of December 31, 2004, and provides wireless voice and data services across the United States. Approximately 269 million people reside in areas of the U.S. in which we have FCC licenses to offer our services and approximately 243 million people reside in areas covered by our service. This coverage includes approximately 90% of the population in our licensed areas and 49 of the 50 and 97 of the 100 most populated U.S. metropolitan areas.

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

Recent Acquisitions

On October 29, 2004, we acquired a 10 MHz personal communications services license from NextWave Telecom Inc. (NextWave) covering the New York metropolitan area for $930 million in cash. The license, which covers New York City and northern and central New Jersey, as well as Westchester and Rockland counties in New York, provides additional capacity for voice and data services.

In May 2003, we acquired 50 wireless licenses and related network assets from Northcoast Communications LLC for $762 million in cash. The licenses provide Verizon Wireless with additional growth capacity over large portions of the East Coast and Midwest. Total population served by the licenses is approximately 47 million.

Competition

There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, ongoing industry consolidation, local number portability, the development and deployment of new technologies, the introduction of new products and services, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Other wireless providers, including other cellular and personal communications services operators and resellers, serve each of the markets in which we operate. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets has an average of four other competing wireless providers. Competition also may increase if smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. In addition, resellers that buy bulk wholesale service from carriers for resale, provide another category of differentiated competitors in the marketplace.

We compete primarily against four other major wireless service providers: Cingular Wireless LLC, Nextel Communications, Inc., Sprint Corporation and T-Mobile USA, Inc. In addition, in many markets we also compete with regional carriers, such as ALLTEL Corporation and US Cellular Corporation. On December 15, 2004, Sprint and Nextel announced an agreement for a merger between their companies. Based on reported information, the two entities, if fully combined as of December 31, 2004, would have been the third largest U.S. wireless service provider in terms of customers. The acquisition is subject to shareholder and regulatory approvals. Sprint and Nextel have announced that they expect the transaction to close in the second half of 2005.

We believe that the following are the most important competitive factors in our industry:

Network quality, capacity and coverage: In recent years, competition in our industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming which, in turn, has led to increased minutes of use per customer. As a result, the ability to keep pace with network capacity needs and offer high quality national coverage through the company’s network is important. We have an extensive national network, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions and/or spectrum leasing. We own licenses that cover much of the country but we will need to spend significant amounts to expand our capacity and extend our coverage area. Most of our competitors also have build-out needs, which they are seeking to mitigate through acquisitions or through affiliate and/or roaming agreements with other wireless providers.

Customer service: Quality customer service is essential to ensure that existing customers do not terminate service and to obtain new customers. With local number portability, customers may find it easier to switch their service to an alternate carrier, since they can take their telephone number with them to that carrier. We believe that our quality customer service will be a key to retaining our customers and to attracting customers who want to switch from other carriers. We are very focused on continually enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

Pricing: Service and equipment pricing is an important area in which wireless carriers compete. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for their money.

Product Development: As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continue enhancing our ability to envision, evaluate and rapidly deploy new and innovative handsets and customer solutions.

Distribution: Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct, indirect and wholesale distribution channels is an important ingredient in achieving industry-leading sales. A goal of our distribution strategy is to increase sales through our company-operated stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an extensive indirect distribution network of full-service retail outlets and prepaid replenishment locations, as well as various resellers who buy our service on a wholesale basis.

Capital resources: In order to expand the capacity and coverage of their networks and introduce new products and services, wireless providers require significant capital resources. We generate significant cash flow from operations. Some of our competitors also have significant cash flow.

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

Such market pressures could cause us to experience lower revenues, margins and average revenue per user, as well as increased capital spending to ensure proper capacity levels.

Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Information Services

Information Services is a world leader in print and online directory publishing and a content provider for electronic communications products and services. A leader in linking buyers and sellers, we produce Verizon SuperPages print yellow and white pages directories, as well as the Internet’s No. 1 online directory, SuperPages.com. We pursue growth by offering customers comprehensive advertising solutions that include bundled print and electronic commerce offerings.

Information Services provides sales, publishing and other related services for approximately 1,650 directory titles in 46 states, Washington, D.C., 5 countries and a Commonwealth outside the United States. This includes almost 1,200 Verizon directory titles with a circulation of approximately 119 million copies in the US and 9 million copies internationally.

In 2003, we completed the sale of our directory businesses in Europe, which consisted of publishing operations in Austria, the Czech Republic, Gibraltar, Hungary, Poland and Slovakia.

In 2004, Verizon sold Verizon Information Services Canada Inc. directory operations to an affiliate of Bain Capital, a private investment firm, for $1.6 billion. The sale closed in the fourth quarter 2004, generating an after tax-gain of $516 million.

Our directory publishing business competes within the yellow pages industry with six major U.S.-based directory publishers (SBC Communications Inc., BellSouth Corporation, R.H. Donnelley Corporation, Yellow Book USA, Dex Media, Inc. and Trans Western Publishing) and encounters competition in nearly all of our domestic print markets. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market. Our SuperPages.com competitors include national directory and local Internet search engines including Yahoo and Google.

International

Our International segment includes investments in international wireline and wireless communications operations primarily in the Americas and Europe. Our consolidated international investments as of December 31, 2004 included Verizon Dominicana, C. por A. (Verizon Dominicana) in the Dominican Republic, Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico and Micronesian Telecommunications Corporation in the Northern Mariana Islands. As of December 31, 2004, our International segment managed approximately 5 million access lines and provided wireless services to approximately 27 million customers.

Americas

Canada

In December 2004 we sold our 20.5% interest in TELUS Corporation. TELUS is a full-service telecommunications provider of telecommunications products and services including data, voice and wireless services across Canada.

Dominican Republic

We own 100% of Verizon Dominicana, the principal telecommunications provider in the Dominican Republic. Verizon Dominicana provides local, wireless, national and international long distance and Internet access services throughout the Dominican Republic. At December 31, 2004, Verizon Dominicana served approximately 793,000 access lines and 1.3 million wireless customers.

Puerto Rico

As of December 31, 2004, we owned a 52% interest in TELPRI, which owns Puerto Rico Telephone Company (PRTC), Puerto Rico’s principal wireline company. Verizon Wireless Puerto Rico (VWPR), a division of PRTC, is Puerto Rico’s second largest wireless company. At December 31, 2004, PRTC served 1.2 million access lines and VWPR provided wireless services to approximately 387,000 customers.

Venezuela

We own a 28.5% interest in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV), Venezuela’s largest full-service telecommunications provider. CANTV offers local services, national and international long distance, Internet access and wireless services in Venezuela as well as public telephone, private network, data transmission, directory and other value-added services. At December 31, 2004, CANTV served approximately 3.1 million access lines and 3.1 million wireless customers.

Europe and Asia

Italy

We own a 23.1% interest in Vodafone Omnitel N.V. (Vodafone Omnitel), an Italian digital cellular telecommunications company. It is the second largest wireless provider in Italy. Vodafone Omnitel served 22.2 million subscribers at December 31, 2004.

Gibraltar

Gibraltar NYNEX Communications Limited, operating as Gibtelecom, is a full-service provider of wireline, wireless, and Internet access services to the country of Gibraltar. We currently own a 50% interest in the company. Our sole partner in the company is the Government of Gibraltar.

Slovakia

In December 2004 we sold our 24.5% interest in EuroTel Bratislava, a.s. (EuroTel Bratislava). EuroTel Bratislava is a leading provider of mobile telecommunication services and managed data network services in Slovakia.

Indonesia

In January 2005, we sold our 23.1% interest in P.T. Excelcomindo Pratama, a nationwide provider of GSM services in Indonesia. In 2004, we also sold our 36.7% interest of P.T. Citra Sari Makmur, a provider of data, voice and video communications in Indonesia.

Northern Mariana Islands

We are the sole shareholder of Micronesian Telecommunications Corporation (MTC), a full-service telecommunications provider. At December 31, 2004, MTC served approximately 32,000 access lines and 23,000 wireless customers on the islands of Saipan, Tinian and Rota. In November 2001 an agreement was signed to sell MTC, which is pending due to regulatory approvals.

Other

Our International segment formerly included several Asian properties in which our investment was 20% or less. In 2004, we sold all of our investments in this category including our investments in Japan – the Tu-Ka companies and Taiwan – the Taiwan Cellular Corporation.

International Regulatory and Competitive Trends

For several years, the telecommunications industry has been experiencing dynamic changes as national and international regulatory reforms embrace competition.

In the Dominican Republic, Verizon Dominicana faces both wireline and wireless competitors, although it remains the principal service provider in all telecommunication segments. The Dominican Republic’s regulatory environment is generally favorable and pricing is set at market rates.

In Puerto Rico, TELPRI operates in a highly competitive telecommunications market. All wireline services, including local, long distance, Internet access and data, face competition from various providers including a facilities-based local carrier, interexchange carriers, resellers, cable providers, and Internet service providers. PRTC remains the leading wireline service provider in Puerto Rico and continues to protect its leading position. In the wireless market, VWPR competes against five other wireless carriers and is second in wireless market share operating under the Verizon Wireless brand. With respect to regulatory matters, PRTC continues to operate in a very challenging environment. In 2001 and 2002 the Puerto Rico Telecommunications Regulatory Board (TRB) issued orders, which called for cash refunds and substantial reductions in access rates for intra-island long distance service. In November 2003, PRTC reached an agreement with the TRB to implement the reduction in access rates and replace the cash refund portion of the order with an expansion of local exchange areas, rate adjustments to reflect these changes, certain local rate credits and the elimination of touchtone charges.

In Venezuela, CANTV’s wireless operations have faced competition since inception. In late 2000, the government opened the basic telephone market for local, national and international long distance service to competition and issued new guidelines governing interconnection and the use of wireless spectrum. CANTV, however, is still subject to comprehensive rate regulation, especially with respect to residential services, that limits the company’s ability to raise prices to keep pace with changes in foreign exchange rates and inflation. CANTV remains Venezuela’s leading provider of switched, fixed local and domestic and international long distance services and is one of the country’s top providers of wireless services. In November 2004, the company announced its plan to acquire Digitel, the third largest wireless operator in Venezuela with 1.3 million subscribers for $450 million. When completed, CANTV will be the largest wireless provider with approximately 55 percent of the Venezuelan wireless market. Completion of the transaction is subject to the execution of a definitive agreement, as well as regulatory and government approvals.

In Italy, Vodafone Omnitel operates in an increasingly competitive and highly penetrated market. It responds with continued investment in loyalty programs and retail stores, coupled with a strong focus on business and high value customers. Vodafone Omnitel was awarded a license for third-generation mobile spectrum in 2000, which was subsequently extended from a 15-year life to a 20-year life in November 2001. During 2004, Vodafone Omnitel launched the commercial operations of its third-generation network.

Recent Developments

MCI Acquisition

On February 14, 2005, Verizon announced that it had agreed to acquire MCI for a combination of Verizon common shares and cash (including MCI dividends). At the closing of the acquisition, Verizon will also assume MCI’s net debt (total debt less cash on hand). This consideration is subject to adjustment at closing and may be decreased based on MCI’s bankruptcy claims-related experience and international tax liabilities. The boards of directors of Verizon and MCI have approved the agreement. In addition to MCI shareowner approval, the acquisition requires regulatory approvals, which the companies are targeting to obtain in about one year. At least one other company has expressed an interest in acquiring MCI.

Spectrum Purchases

On February 24, 2005, we signed an agreement with MetroPCS, Inc. to purchase 10 MHz of personal communications services spectrum covering the San Francisco area for a purchase price of $230 million. The transaction is subject to the approval of the FCC and the U.S. Department of Justice, and is expected to close in the second quarter of 2005.

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless, together with affiliate Vista PCS, LLC, was the highest bidder for 63 licenses totaling approximately $697 million.

On November 4, 2004, we announced the signing of a definitive agreement with NextWave to purchase all of NextWave’s remaining personal communications services spectrum licenses in 23 markets for $3,000 million through the purchase of stock of NextWave following the completion of its bankruptcy reorganization, when it will own no assets other than the licenses. The 10 MHz and 20 MHz licenses, in the 1.9 GHz personal communications services frequency range, cover a population of 73 million people and will be used to expand Verizon Wireless’s network capacity in 22 key existing markets, including New York, Boston, Washington, D.C. and Los Angeles, as well as to expand into Tulsa, Oklahoma. The transaction has been approved by the U.S. Department of Justice, the U.S. Bankruptcy Court and the FCC. The transaction is expected to close in April 2005.

On July 1, 2004 we announced an agreement to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets for $418 million covering several existing and new markets. This transaction closed on March 4, 2005.

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

During the second quarter of 2004, we entered into an agreement to sell our wireline-related businesses in Hawaii, which operates 707,000 switched access lines, for $1,650 million in cash, less debt. The closing of the transaction, expected in the first half of 2005, is contingent on state regulatory approval; the FCC and the U.S. Department of Justice have provided the necessary approvals.

Environmental Matters

During 2003, under a government-approved plan, remediation of the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s commenced. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in 2003.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 30, 2004, we have applied for reimbursement of approximately $266 million. We received an advance of $11 million in December 2003 and an additional advance of $77 million in June 2004. We are awaiting the results of an audit relating to the total amount that we have applied for reimbursement, including funds already received. On December 22, 2004, we applied for reimbursement of an additional $136 million of “category 2” losses. Category 2 funding is for permanent restoration and infrastructure improvement. Our application is pending.

Employees

As of December 31, 2004, Verizon and its subsidiaries had approximately 210,000 employees. Unions represent approximately 48% of our employees.

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

•

a significant change in the timing of, or the imposition of any government conditions to, the closing of our transaction with MCI, Inc., actual and contingent liabilities and the extent and timing or our ability to obtain revenue enhancements and cost savings following the transaction;

•	the effects of competition in our markets;

•	the timing, scope and financial impacts of our deployment of fiber-to-the-premises broadband technology;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources; and

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $186 billion at December 31, 2004 and $181 billion at December 31, 2003, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2004	2003

Network equipment	78.7%	78.7%
Land, buildings and building equipment	9.1	9.1
Furniture and other equipment	8.7	9.0
Other	3.5	3.2

	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2004	2003

Domestic Telecom	76.2%	78.0%
Domestic Wireless	19.9	18.0
Information Services	0.3	0.3
International	3.0	2.9
Corporate and Other	0.6	0.8

	100.0%	100.0%

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

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2004, substantially all of the access lines were served by digital capability.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for telecommunications services and to further improve such services. Capital spending for Domestic Telecom was $7,118 million in 2004, $6,820 million in 2003 and $8,004 million in 2002. Capital spending for Domestic Wireless was $5,633 million in 2004, $4,590 million in 2003 and $4,414 million in 2002. Capital spending for Information Services, International and Corporate and Other businesses was $508 million in 2004, $464 million in 2003 and $634 million in 2002. Capital spending for those years includes capitalized software and excludes additions under capital leases. Capital spending, including capitalized software, is expected to increase by approximately 10 percent in 2005.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since

Ivan G. Seidenberg	58	Chairman and Chief Executive Officer	2000
Lawrence T. Babbio, Jr.	60	Vice Chairman and President	2000
William P. Barr	54	Executive Vice President and General Counsel	2000
Thomas A. Bartlett	46	Senior Vice President and Treasurer	2005
David H. Benson	55	Senior Vice President and Controller	2003
John W. Diercksen	55	Executive Vice President – Strategy, Development and Planning	2003
Marc C. Reed	46	Executive Vice President – Human Resources	2004
Dennis F. Strigl	58	Executive Vice President and President and CEO – Verizon Wireless	2000
Thomas J. Tauke	54	Executive Vice President – Public Affairs, Policy and Communications	2004
Doreen A. Toben	55	Executive Vice President and Chief Financial Officer	2002

Prior to serving as an executive officer, each of the above officers have held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific and Philadelphia stock exchanges. As of December 31, 2004, there were 1,000,801 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low

2004	First Quarter	$39.54	$35.08	$.385
	Second Quarter	38.20	34.25	.385
	Third Quarter	41.01	34.13	.385
	Fourth Quarter	42.27	38.26	.385

2003	First Quarter	$44.31	$32.06	$.385
	Second Quarter	41.35	32.80	.385
	Third Quarter	40.25	32.05	.385
	Fourth Quarter	35.25	31.10	.385

The following table provides information about Verizon’s common stock repurchases during the fourth quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 2004	845,000	$40.68	845,000	72,368,200
November 2004	1,145,000	41.16	1,145,000	71,223,200
December 2004	763,000	41.66	763,000	70,460,200

	2,753,000	41.15	2,753,000	70,460,200

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 80 million common shares and expires no later than the close of business on February 28, 2006. Under the plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Item 6. Selected Financial Data

Information required by this item is included in the 2004 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 13, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Information required by this item is included in the 2004 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 13 through 35, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2004 Verizon Annual Report to Shareowners under the heading “Market Risk” on pages 30 through 31, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2004 Verizon Annual Report to Shareowners on pages 36 through 71, which is incorporated herein by reference.

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

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered accounting firm is included in the 2004 Verizon Annual Report to Shareowners on pages 36 through 37 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Report. For other information required by this item see the Proxy Statement for our 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information with respect to the security ownership of the Directors and Executive Officers and related stockholder matters, see the Proxy Statement for our 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference. In addition, see the following table for other equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	223,617,461	$ 48.87	107,339,110
Equity compensation plans not approved by security holders	53,765,627	42.40	5,064,146*

Total	277,383,088	47.62	112,403,256

*

Indicates the number of securities available for issuance under the Verizon Communications 2000 Broad-Based Incentive Plan, which provides for awards of nonqualified stock options, restricted stock, restricted stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries.

Item 13. Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement for our 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the Proxy Statement for our 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

Page

(1)	Report of Management on Internal Control Over Financial Reporting	*

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	*

	Report of Independent Registered Public Accounting Firm on Financial Statements	*

Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Shareowners’ Investment	*
	Notes to Consolidated Financial Statements	*
* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2004. (See Part II.)

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	24

(3)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (Exhibit 3a to Form 10-K for the year ended December 31, 2000).

3b	Bylaws of Verizon, as amended and restated (Exhibit 3b to Form 10-K for the year ended December 31, 2003).

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

10a(i) Description of Amendment to Plan filed herewith.

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

10n	Verizon Communications Inc. Short-Term Incentive Plan (Appendix C to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10o	Verizon Communications Inc. Income Deferral Plan (Exhibit 10f to Form 10-Q for the period ended June 30, 2002).*

10o(i) Description of Amendment to Plan filed herewith.

10p	Verizon Communications Inc. Excess Pension Plan filed herewith.

10p(i) Description of Amendment to Plan filed herewith.

10q	GTE’s Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10r

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997).*

10s	Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10t	GTE’s Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE’s Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10u	NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10v	Description of Verizon Executive Deferral Plan filed herewith.*

10w	Description of salary increase for Ivan G. Seidenberg filed herewith.*

10x	Employment Agreement between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000).*

10y	Employment Agreement between Verizon and Marc C. Reed (Exhibit 10a to Form 10-Q for the period ended June 30, 2004).*

10z	Employment Agreement between Verizon and William P. Barr (Exhibit 10z to Form 10-Q for the period ended March 31, 2003).*

10aa	Employment Agreement between Verizon and David H. Benson (Exhibit 10b to Form 10-Q for the period ended June 30, 2002).*

10cc	Employment Agreement between Verizon and Doreen A. Toben (Exhibit 10d to Form 10-Q for the period ended June 30, 2002).*

10dd	Description of the Split-Dollar Insurance Arrangements (Exhibit 10g to Form 10-Q for the period ended June 30, 2002).*

10dd(i) Description of Changes to Arrangements filed herewith.

10ee	Employment Agreement between Verizon Wireless and Dennis F. Strigl (Exhibit 10f to Form 10-Q for the period ended September 30, 2000).*

10ff	Employment Agreement between Verizon and Thomas J. Tauke (Exhibit 10b to Form 10-Q for the period ended June 30, 2004).*

10gg	Form of Employment Agreement between Verizon and Band 1 Senior Management Employee filed herewith.*

10hh	NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608).*

10hh(i) Amendment to NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors (Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608).

10ii

U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (Exhibit 10 to Form 10-Q for the period ended September 30, 1999).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2004. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Schedule II – Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2004, 2003 and 2002

		Additions		(dollars in millions)
Description	Balance at Beginning of Period	Charged To Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)	Balance at End of Period

Allowance for Uncollectible
Accounts Receivable:
Year 2004	$2,382	$1,181	$ 980	$2,873	$1,670
Year 2003	2,767	1,789	949	3,123	2,382
Year 2002	2,122	2,886	986	3,227	2,767

Valuation Allowance for Deferred Tax Assets:
Year 2004	$1,463	$6	$ –	$252	$1,217
Year 2003	661	844	–	42	1,463
Year 2002	1,574	103	–	1,016	661

Discontinued Businesses:
Year 2004	$331	$39	$ 15	$98	$287
Year 2003	151	240	60	120	331
Year 2002	219	(49)	–	19	151

Merger-Related Costs:
Year 2004	$–	$–	$ –	$–	$–
Year 2003	–	–	–	–	–
Year 2002	531	–	–	531	–

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

Verizon Communications Inc.

Date: March 14, 2005	By:	/s/ David H. Benson
David H. Benson Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg	Chairman and Chief Executive Officer	March 14, 2005
Ivan G. Seidenberg

Principal Financial Officer:

/s/ Doreen A. Toben	Executive Vice President and Chief Financial Officer	March 14, 2005
Doreen A. Toben

Principal Accounting Officer:

/s/ David H. Benson	Senior Vice President and Controller	March 14, 2005
David H. Benson

Signatures – Continued

/s/ Ivan G. Seidenberg	Director	March 14, 2005
Ivan G. Seidenberg

/s/ James R. Barker	Director	March 14, 2005
James R. Barker

/s/ Richard L. Carrión	Director	March 14, 2005
Richard L. Carrión

/s/ Robert W. Lane	Director	March 14, 2005
Robert W. Lane

/s/ Sandra O. Moose	Director	March 14, 2005
Sandra O. Moose

/s/ Joseph Neubauer	Director	March 14, 2005
Joseph Neubauer

/s/ Thomas H. O’Brien	Director	March 14, 2005
Thomas H. O’Brien

/s/ Hugh B. Price	Director	March 14, 2005
Hugh B. Price

/s/ Walter V. Shipley	Director	March 14, 2005
Walter V. Shipley

/s/ John R. Stafford	Director	March 14, 2005
John R. Stafford

/s/ Robert D. Storey	Director	March 14, 2005
Robert D. Storey