Form 10-Q
period 2005-03-31
VERIZON COMMUNICATIONS INC
filed 2005-05-09
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

At March 31, 2005, 2,767,166,159 shares of the registrant’s Common Stock were outstanding, after deducting 7,699,222 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2005	2004

Operating Revenues	$ 18,179	$ 17,056

Operating Expenses
Cost of services and sales (exclusive of items shown below)	6,123	5,490
Selling, general and administrative expense	5,214	5,675
Depreciation and amortization expense	3,460	3,425

Total Operating Expenses	14,797	14,590

Operating Income	3,382	2,466
Equity in earnings of unconsolidated businesses	193	199
Income from other unconsolidated businesses	56	72
Other income and (expense), net	79	(34)
Interest expense	(561)	(638)
Minority interest	(613)	(477)

Income Before Provision for Income Taxes and Discontinued Operations	2,536	1,588
Provision for income taxes	(779)	(405)

Income Before Discontinued Operations	1,757	1,183
Discontinued Operations
Income from operations	–	29
Provision for income taxes	–	(13)

Income on discontinued operations, net of tax	–	16

Net Income	$ 1,757	$ 1,199

Basic Earnings Per Common Share(1)
Income before discontinued operations	$ .63	$ .43
Income on discontinued operations, net of tax	–	.01

Net Income	$ .63	$ .43

Weighted-average shares outstanding (in millions)	2,769	2,770

Diluted Earnings Per Common Share
Income before discontinued operations	$ .63	$ .42
Income on discontinued operations, net of tax	–	.01

Net Income	$ .63	$ .43

Weighted-average shares outstanding (in millions)	2,821	2,847

Dividends declared per common share	$ .405	$ .385

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At March 31, 2005	At December 31, 2004

Assets
Current assets
Cash and cash equivalents	$ 692	$ 2,290
Short-term investments	2,019	2,257
Accounts receivable, net of allowances of $1,568 and $1,670	9,285	9,801
Inventories	1,460	1,535
Assets held for sale	964	950
Prepaid expenses and other	2,591	2,646

Total current assets	17,011	19,479

Plant, property and equipment	187,482	185,522
Less accumulated depreciation	113,111	111,398

	74,371	74,124

Investments in unconsolidated businesses	5,817	5,855
Wireless licenses	42,629	42,090
Goodwill	837	837
Other intangible assets, net	4,520	4,521
Other assets	19,697	19,052

Total assets	$ 164,882	$ 165,958

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 3,716	$ 3,593
Accounts payable and accrued liabilities	13,202	13,177
Liabilities related to assets held for sale	400	525
Other	5,841	5,834

Total current liabilities	23,159	23,129

Long-term debt	35,471	35,674
Employee benefit obligations	17,687	17,941
Deferred income taxes	21,811	22,532
Other liabilities	4,020	4,069

Minority interest	24,754	25,053

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,774,865,381 shares issued in both periods)	277	277
Contributed capital	25,387	25,404
Reinvested earnings	13,621	12,984
Accumulated other comprehensive loss	(1,222)	(1,053)
Common stock in treasury, at cost	(229)	(142)
Deferred compensation – employee stock ownership plans and other	146	90

Total shareowners’ investment	37,980	37,560

Total liabilities and shareowners’ investment	$ 164,882	$ 165,958

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2005	2004

Cash Flows from Operating Activities
Income before discontinued operations	$ 1,757	$ 1,183
Adjustments to reconcile income before discontinued operations to net cash provided by operating activities:
Depreciation and amortization	3,460	3,425
Employee retirement benefits	435	1,054
Deferred income taxes	(281)	124
Provision for uncollectible accounts	316	390
Income from unconsolidated businesses	(249)	(271)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(250)	(1,771)
Other, net	(1,252)	(92)

Net cash provided by operating activities	3,936	4,042

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,594)	(2,641)
Acquisitions, net of cash acquired, and investments	(1,178)	(34)
Proceeds from disposition of businesses	–	117
Net change in short-term investments	237	282
Other, net	223	188

Net cash used in investing activities	(4,312)	(2,088)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	8	500
Repayments of long-term borrowings and capital lease obligations	(384)	(2,049)
Increase in short-term obligations, excluding current maturities	334	572
Dividends paid	(1,066)	(1,065)
Proceeds from sale of common stock	25	80
Purchase of common stock for treasury	(118)	–
Other, net	(21)	(86)

Net cash used in financing activities	(1,222)	(2,048)

Decrease in cash and cash equivalents	(1,598)	(94)
Cash and cash equivalents, beginning of period	2,290	669

Cash and cash equivalents, end of period	$ 692	$ 575

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2004.

We have reclassified prior year amounts to conform to the current year presentation.

2.    MCI Acquisition

On February 14, 2005, Verizon announced that it had agreed to acquire MCI, Inc. for a combination of Verizon common shares and cash (including MCI dividends). On May 2, 2005, Verizon announced that it agreed with MCI to further amend its agreement to acquire MCI for cash and stock of at least $26.00 per share, consisting of cash of $5.60, which is expected to be paid as a special dividend by MCI soon after the approval of the transaction by MCI shareholders, plus the greater of .5743 Verizon shares for each MCI common share or a sufficient number of Verizon shares to deliver to shareholders $20.40 of value. Under this price protection feature, Verizon may elect to pay additional cash instead of issuing additional shares over the .5743 exchange ratio. This consideration is subject to adjustment at closing and may be decreased based on MCI’s bankruptcy claims-related experience and international tax liabilities. The MCI board of directors has unanimously agreed to recommend approval of the amended agreement to its shareholders. In addition to MCI shareholder approval, the acquisition requires regulatory approvals, which the companies are targeting to obtain by year-end 2005.

Separately, on April 9, 2005, Verizon announced an agreement had been reached with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash. Under the agreement, Verizon will pay the Slim entities an adjustment at the end of one year in an amount per MCI share equal to 0.7241 times the amount by which the price of Verizon’s common stock exceeds $35.52 per share to a maximum of $62.50 (measured over a 20-day period) plus an additional cash amount of 3% per annum from April 9, 2005 until the closing of the purchase of those shares. The purchase, which is subject to regulatory approvals, is expected to close in the second quarter of 2005.

3.    Accounting Change

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

	Three Months Ended March 31,
(Dollars in Millions, Except Per Share Amounts)	2005	2004

Net Income, As Reported	$ 1,757	$ 1,199

Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	17	13
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(31)

Pro Forma Net Income	$ 1,757	$ 1,181

Earnings Per Share:

Basic – as reported	$ .63	$ .43
Basic – pro forma	.63	.43

Diluted – as reported	$ .63	$ .43
Diluted – pro forma	.63	.42

After-tax compensation expense for other stock-based compensation included in net income as reported for the three months ended March 31, 2005 and 2004 was $121 million and $51 million, respectively.

4.    Strategic Actions

During the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax) related to employees that received lump-sum distributions during the quarter in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. This charge was recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Also, during the first quarter of 2004 we recorded pretax charges of $43 million ($27 million after-tax) resulting from the early retirement of debt.

5.    Discontinued Operations

During 2004, we announced our decision to sell Verizon Information Services Canada Inc. to an affiliate of Bain Capital, a global private investment firm, for $1,540 million (Cdn. $1,985 million). The sale closed during the fourth quarter of 2004 and resulted in a gain of $1,017 million ($516 million after-tax). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Verizon Information Services Canada as discontinued operations in the unaudited condensed consolidated statements of income for the three months ended March 31, 2004.

Summarized results of operations for Verizon Information Services Canada, follows:

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004

Income from operations of Verizon Information Services Canada before income taxes	$ –	$ 29
Income tax provision	–	(13)

Income on discontinued operations, net of tax	$ –	$ 16

Included in income from operations of Verizon Information Services Canada before income taxes in the preceding table are operating revenues of $80 million for the three months ended March 31, 2004.

6.    Assets Held for Sale

During 2004, we announced an agreement with an affiliate of The Carlyle Group to sell our wireline-related businesses in Hawaii, including Verizon Hawaii Inc. which operates 707,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select

Services Inc. in Hawaii, for $1,650 million in cash, less debt. In connection with obtaining approval of the Hawaii Public Utilities Commission, The Carlyle Group agreed to contribute additional equity to the Hawaii businesses. Consequently, Verizon agreed to reduce the selling price to $1,600 million, less debt. The Federal Communications Commission, the U.S. Department of Justice and the Hawaii Public Utilities Commission have provided the necessary approvals. The transaction closed on May 2, 2005. As a result of this agreement, we have separately classified the assets held for sale and related liabilities in the March 31, 2005 and December 31, 2004 unaudited condensed consolidated balance sheets. Additional detail related to the assets held for sale, and related liabilities, follows:

(Dollars in Millions)	At March 31, 2005	At December 31, 2004

Current assets	$ 112	$ 109
Plant, property and equipment, net	834	820
Other non-current assets	18	21

Total assets	$ 964	$ 950

Debt maturing within one year	$ 150	$ 125
Other current liabilities	49	48
Long-term debt	151	302
Other non-current liabilities	50	50

Total liabilities	$ 400	$ 525

7.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

(Dollars in Millions)	Domestic Telecom	Information Services	International	Total

Balance at December 31, 2004	$ 315	$ 77	$ 445	$ 837
Goodwill reclassifications and other	–	–	–	–

Balance at March 31, 2005	$ 315	$ 77	$ 445	$ 837

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

	At March 31, 2005		At December 31, 2004
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$ 3,450	$ 2,946	$ 3,444	$ 2,832
Non-network internal-use software (3 to 7 years)	7,016	3,041	6,866	2,997
Other (1 to 25 years)	63	22	62	22

Total	$ 10,529	$ 6,009	$ 10,372	$ 5,851

Unamortized intangible assets:
Wireless licenses	$ 42,629		$ 42,090

Intangible asset amortization expense was $371 million and $343 million for the three months ended March 31, 2005 and 2004, respectively. It is estimated to be $1,123 million for the remainder of 2005, $1,053 million in 2006, $740 million in 2007, $583 million in 2008 and $469 million in 2009, primarily related to customer lists and non-network internal-use software.

8.    Debt

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

however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $13,655 million at March 31, 2005. The carrying value of the available assets reflected in our unaudited condensed consolidated balance sheets was approximately $60.7 billion at March 31, 2005.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of March 31, 2005, $145 million principal amount of this obligation remained outstanding. In addition, Verizon Global Funding has guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of March 31, 2005, $3,475 million principal amount of these obligations remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021 which are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016. In addition, the zero-coupon convertible notes are callable by Verizon Global Funding on or after May 15, 2006. On May 15, 2004, $3,292 million of principal amount of the notes ($1,984 million after unamortized discount) were redeemed by Verizon Global Funding. As of March 31, 2005, the remaining zero-coupon convertible notes were classified as long-term since they are not redeemable at the option of the holders again until May 15, 2006.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

9.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004

Net Income	$ 1,757	$ 1,199

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(171)	(251)
Unrealized derivative gains (losses) on cash flow hedges	2	(21)
Unrealized gains on marketable securities	1	12
Minimum pension liability adjustment	(1)	(18)

	(169)	(278)

Total Comprehensive Income	$ 1,588	$ 921

The unrealized foreign currency translation loss in the first quarter of 2005 is primarily driven by a decline in the functional currency on our investment in Vodafone Omnitel N.V. (Vodafone Omnitel), partially offset by the appreciation of the functional currency on our investment in Verizon Dominicana, C. por A. (Verizon Dominicana). The unrealized foreign currency translation loss in the first quarter of 2004 is primarily driven by the impact of the euro on our investment in Vodafone Omnitel and by unrealized foreign currency translation losses at Verizon Dominicana and Compañia Anónima Nacional Teléfonos de Venezuela.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At March 31, 2005	At December 31, 2004

Foreign currency translation adjustments	$ (283)	$ (112)
Unrealized derivative losses on cash flow hedges	(35)	(37)
Unrealized gains on marketable securities	32	31
Minimum pension liability adjustment	(936)	(935)

Accumulated other comprehensive loss	$ (1,222)	$ (1,053)

10.    Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)	2005	2004

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations	$ 1,757	$ 1,183
Income on discontinued operations, net of tax	–	16

Net income	$ 1,757	$ 1,199

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations	$ 1,757	$ 1,183
After-tax minority interest expense related to exchangeable equity interest	7	6
After-tax interest expense related to zero-coupon convertible notes	7	16

Income before discontinued operations – after assumed conversion of dilutive securities	1,771	1,205
Income on discontinued operations, net of tax	–	16

Net income after assumed conversion of dilutive securities	$ 1,771	$ 1,221

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,769	2,770

Income before discontinued operations	$ .63	$ .43
Income on discontinued operations, net of tax	–	.01

Net income	$ .63	$ .43

Diluted Earnings Per Common Share
Weighted-average shares outstanding – basic	2,769	2,770
Effect of dilutive securities:
Stock options	6	5
Exchangeable equity interest	29	29
Zero-coupon convertible notes	17	43

Weighted-average shares – diluted	2,821	2,847

Income before discontinued operations	$ .63	$ .42
Income on discontinued operations, net of tax	–	.01

Net income	$ .63	$ .43

(1) Total per share amounts may not add due to rounding.

Stock options for 249 million shares for the three months ended March 31, 2005 and 243 million shares for the three months ended March 31, 2004 were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock.

11.    Segment Information

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include: Domestic Telecom – principally representing our telephone operations that provide local telephone services in 28 states and Washington, D.C., including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones as well as long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services; Domestic Wireless – domestic wireless products and services, including wireless voice and data services and equipment sales across the United States; Information Services – representing our directory publishing businesses and electronic commerce services; and International – which includes wireline and wireless communications operations and investments primarily in the Americas and Europe.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004

External Operating Revenues
Domestic Telecom	$ 9,278	$ 9,423
Domestic Wireless	7,399	6,149
Information Services	897	919
International	510	462

Total segments	18,084	16,953
Reconciling items	95	103

Total consolidated – reported	$ 18,179	$ 17,056

Intersegment Revenues
Domestic Telecom	$ 222	$ 191
Domestic Wireless	19	13
Information Services	–	–
International	7	6

Total segments	248	210
Reconciling items	(248)	(210)

Total consolidated – reported	$ –	$ –

Total Operating Revenues
Domestic Telecom	$ 9,500	$ 9,614
Domestic Wireless	7,418	6,162
Information Services	897	919
International	517	468

Total segments	18,332	17,163
Reconciling items	(153)	(107)

Total consolidated – reported	$ 18,179	$ 17,056

Operating Income
Domestic Telecom	$ 1,300	$ 1,490
Domestic Wireless	1,540	1,202
Information Services	434	443
International	99	116

Total segments	3,373	3,251
Reconciling items	9	(785)

Total consolidated – reported	$ 3,382	$ 2,466

Segment Income
Domestic Telecom	$ 528	$ 697
Domestic Wireless	433	318
Information Services	271	271
International	351	281

Total segment income	1,583	1,567
Reconciling items	174	(368)

Total consolidated net income – reported	$ 1,757	$ 1,199

(Dollars in Millions)	At March 31, 2005	At December 31, 2004

Assets
Domestic Telecom	$ 77,014	$ 78,824
Domestic Wireless	69,476	68,027
Information Services	1,659	1,680
International	13,625	14,885

Total segments	161,774	163,416
Reconciling items	3,108	2,542

Total consolidated	$ 164,882	$ 165,958

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004

Total Operating Revenues
Corporate, eliminations and other	$ (153)	$ (107)

	$ (153)	$ (107)

Operating Income
Severance, pension and benefit charges (see Note 4)	$ –	$ (728)
Corporate and other	9	(57)

	$ 9	$ (785)

Net Income
Severance, pension and benefit charges (see Note 4)	$ –	$ (446)
Sales of investments, net	–	43
Other special items (see Note 4)	–	(27)
Income on discontinued operations (see Note 5)	–	16
Corporate and other	174	46

	$ 174	$ (368)

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income.

Financial information for Information Services excludes the effects of Verizon Information Services Canada (see Note 5).

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

Net Periodic Cost

The following table summarizes the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2005	2004	2005	2004

Service cost	$ 182	$ 173	$ 92	$ 70
Interest cost	519	542	379	378
Expected return on plan assets	(839)	(875)	(88)	(101)
Amortization of transition asset	–	(1)	1	1
Amortization of prior service cost	11	14	68	60
Actuarial loss, net	41	13	69	50

Net periodic benefit (income) cost	(86)	(134)	521	458
Termination benefits	–	2	–	–
Settlement loss	–	728	–	–

Total (income) cost	$ (86)	$ 596	$ 521	$ 458

Employer Contributions

In 2005, based on the funded status of the plans at December 31, 2004, we anticipate qualified pension trust contributions of $730 million, including voluntary contributions, $140 million to our nonqualified pension plans and $1,060 million to our other postretirement benefit plans. During the three months ended March 31, 2005, we contributed $698 million to our qualified pension trusts, $46 million to our nonqualified pension plans and $296 million to our other postretirement benefit plans. Federal legislation on pension funding relief was enacted on April 10, 2004. The legislation provides temporary funding relief for the 2004 and 2005 plan years, principally replacing the 30-year treasury rate with a higher corporate bond rate for determining current liability. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2004 continue to be accurate.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D. We elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the fourth quarter of 2003. We anticipate the recognition of the Medicare Drug Act to decrease our accumulated postretirement benefit obligation by $1,337 million. During the quarter ended March 31, we have reduced our net postretirement benefit cost as follows:

	(dollars in millions)
Three Months Ended March 31,	2005	2004

Service cost	$ 6	$ 4
Interest cost	23	19
Actuarial gain	23	13

Net periodic benefit cost	$ 52	$ 36

Severance Benefits

During the three months ended March 31, 2005, we paid severance benefits of $62 million. At March 31, 2005, we had a remaining severance liability of $725 million, which includes future contractual payments to employees separated as of March 31, 2005.

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

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 973	$ 229	$ 17,083	$ (106)	$ 18,179
Operating expenses	23	863	168	13,849	(106)	14,797

Operating income (loss)	(23)	110	61	3,234	–	3,382
Equity in earnings of unconsolidated businesses	1,601	8	–	82	(1,498)	193
Income from other unconsolidated businesses	–	–	–	56	–	56
Other income and (expense), net	106	1	1	77	(106)	79
Interest expense	(5)	(42)	(16)	(501)	3	(561)
Minority interest	–	–	–	(613)	–	(613)

Income before provision for income taxes	1,679	77	46	2,335	(1,601)	2,536
Income tax benefit (provision)	78	(25)	(18)	(814)	–	(779)

Net income	$ 1,757	$ 52	$ 28	$ 1,521	$ (1,601)	$ 1,757

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 992	$ 234	$ 15,912	$ (82)	$ 17,056
Operating expenses	109	986	192	13,385	(82)	14,590

Operating income	(109)	6	42	2,527	–	2,466
Equity in earnings of unconsolidated businesses	1,213	19	–	169	(1,202)	199
Income from other unconsolidated businesses	–	–	–	72	–	72
Other income and (expense), net	14	7	1	(43)	(13)	(34)
Interest expense	(5)	(41)	(16)	(578)	2	(638)
Minority interest	–	–	–	(477)	–	(477)

Income (loss) before provision for income taxes and discontinued operations	1,113	(9)	27	1,670	(1,213)	1,588
Income tax benefit (provision)	86	17	(10)	(498)	–	(405)

Income before discontinued operations	1,199	8	17	1,172	(1,213)	1,183
Income on discontinued operations, net of tax	–	–	–	16	–	16

Net income	$ 1,199	$ 8	$ 17	$ 1,188	$ (1,213)	$ 1,199

Condensed Consolidating Balance Sheets

At March 31, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 692	$ –	$ 692
Short-term investments	–	155	29	1,835	–	2,019
Accounts receivable, net	4	848	134	9,312	(1,013)	9,285
Other current assets	7,411	138	159	4,881	(7,574)	5,015

Total current assets	7,415	1,141	322	16,720	(8,587)	17,011
Plant, property and equipment, net	1	6,342	1,190	66,838	–	74,371
Investments in unconsolidated businesses	32,640	117	–	9,566	(36,506)	5,817
Other assets	454	468	377	66,614	(230)	67,683

Total assets	$ 40,510	$ 8,068	$ 1,889	$ 159,738	$ (45,323)	$ 164,882

Debt maturing within one year	$ 32	$ 170	$ –	$ 11,123	$ (7,609)	$ 3,716
Other current liabilities	2,245	1,180	179	16,817	(978)	19,443

Total current liabilities	2,277	1,350	179	27,940	(8,587)	23,159
Long-term debt	114	2,952	901	31,734	(230)	35,471
Employee benefit obligations	138	1,856	238	15,455	–	17,687
Deferred income taxes	–	536	241	21,034	–	21,811
Other liabilities	1	198	32	3,789	–	4,020
Minority interest	–	–	–	24,754	–	24,754
Total shareowners’ investment	37,980	1,176	298	35,032	(36,506)	37,980

Total liabilities and shareowners’ investment	$ 40,510	$ 8,068	$ 1,889	$ 159,738	$ (45,323)	$ 164,882

Condensed Consolidating Balance Sheets

At December 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 2,290	$ –	$ 2,290
Short-term investments	–	187	33	2,037	–	2,257
Accounts receivable, net	6	913	151	9,751	(1,020)	9,801
Other current assets	7,632	151	123	4,985	(7,760)	5,131

Total current assets	7,638	1,251	307	19,063	(8,780)	19,479
Plant, property and equipment, net	1	6,444	1,204	66,475	–	74,124
Investments in unconsolidated businesses	32,191	116	–	9,639	(36,091)	5,855
Other assets	408	488	374	65,460	(230)	66,500

Total assets	$ 40,238	$ 8,299	$ 1,885	$ 160,637	$ (45,101)	$ 165,958

Debt maturing within one year	$ 31	$ 168	$ –	$ 11,222	$ (7,828)	$ 3,593
Other current liabilities	2,372	1,217	181	16,718	(952)	19,536

Total current liabilities	2,403	1,385	181	27,940	(8,780)	23,129
Long-term debt	113	2,966	901	31,924	(230)	35,674
Employee benefit obligations	160	1,940	235	15,606	–	17,941
Deferred income taxes	–	571	249	21,712	–	22,532
Other liabilities	2	253	34	3,780	–	4,069
Minority interest	–	–	–	25,053	–	25,053
Total shareowners’ investment	37,560	1,184	285	34,622	(36,091)	37,560

Total liabilities and shareowners’ investment	$ 40,238	$ 8,299	$ 1,885	$ 160,637	$ (45,101)	$ 165,958

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 2,171	$ 180	$ 85	$ 3,717	$ (2,217)	$ 3,936
Net cash from investing activities	–	(123)	(70)	(4,159)	40	(4,312)
Net cash from financing activities	(2,171)	(57)	(15)	(1,156)	2,177	(1,222)

Net decrease in cash	$ –	$ –	$ –	$ (1,598)	$ –	$ (1,598)

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 1,256	$ 248	$ 9	$ 4,029	$ (1,500)	$ 4,042
Net cash from investing activities	–	(108)	10	(1,961)	(29)	(2,088)
Net cash from financing activities	(1,256)	(140)	(19)	(2,162)	1,529	(2,048)

Net decrease in cash	$ –	$ –	$ –	$ (94)	$ –	$ (94)

14.    Recent Accounting Pronouncement

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005; we are currently evaluating the impact, if any, on our results of operations and financial position.

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

There are also litigation matters associated with the Hicksville site primarily involving personal injury claims in connection with alleged emissions arising from operations in the 1950s and 1960s at the Hicksville site. These matters are in various stages.

In connection with the execution of agreements for the sales of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as financial losses.

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

16.    Subsequent Event

On April 19, 2005, the board of directors of Vodafone Omnitel decided to submit to shareowners for approval at their May 2005 meeting a proposal to buy back issued and outstanding shares at a value of approximately 7.9 billion euros ($10.3 billion). If the proposal is approved by the shareowners of Vodafone Omnitel, Verizon and Vodafone will participate on a pro rata basis with Verizon’s ownership interest in Vodafone Omnitel remaining at 23.1% after the buy back. If approved, the transaction will occur in two tranches, the first in June 2005 and the second in October 2005.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s domestic wireline telecommunications business provides local telephone services, including broadband, in 28 states and Washington, D.C. and nationwide long-distance and other communications products and services. The domestic wireline consumer business generally provides local, broadband and long distance services to customers. Our domestic wireline business also provides a variety of services to other telecommunications carriers as well as large and small businesses. Verizon’s domestic wireless business provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Verizon’s international presence includes wireline and wireless communications operations and investments, primarily in the Americas and Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 212,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line losses, to the higher growth markets such as wireless, wireline broadband connections, including digital subscriber lines (DSL) and fiber optics to the home (Verizon’s FiOS data product), long distance and other data services as well as expanded services to enterprise markets. In the first quarter of 2005, revenues from these growth areas increased by 18% compared to the similar period in 2004 and represent 56% of our total revenues, up from 50% of total revenues in the first quarter of 2004. Verizon reported consolidated revenue growth of 6.6% in the first quarter of 2005 compared to the similar period in 2004, led by 20.4% higher revenue at Domestic Wireless and 11.6% total data revenue growth at Domestic Telecom. In addition, the total revenue decline at Domestic Telecom of 1.2% was the lowest rate of revenue decline in nearly four years. Verizon added 1,636,000 wireless customers, 385,000 broadband connections, 376,000 long distance lines and more than 800 Enterprise Advance sales in the first quarter of 2005.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as the 2003 labor agreements and voluntary separation plans and real estate consolidations and call center routing improvements, has been to significantly change the company’s cost structure. Real estate consolidations include our recent announcement concerning the establishment of a new center in New Jersey for the leadership teams of Domestic Telecom, Domestic Wireless and International.

•

Capital Allocation – Verizon’s capital spending continues to be directed toward growth markets. High-speed wireless data (EV-DO) services, replacement of copper access lines with fiber optics to the home, as well as voice over the Internet (VoIP) and expanded services to enterprise markets are examples of areas of capital spending in support of these growth markets. In the first quarter of 2005, approximately 70% of capital spending was focused toward these growth areas, compared to 57% in the first quarter of 2004. In 2005, Verizon management expects to spend approximately 10% more than 2004 capital expenditures of $13,259 million in support of growth initiatives. In addition to capital expenditures, Domestic Wireless continues to acquire wireless spectrum in support of expanding data applications and customer base. This includes participation in the Federal Communications Commission (FCC) Auction 58 and the NextWave Telecom Inc. (NextWave) and Qwest Wireless, LLC acquisitions.

•

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners. At March 31, 2005, Verizon’s total debt was $39,187 million, a decrease of 11.8% from $44,452 million at March 31, 2004. However, acquisitions of wireless spectrum, as well as the purchase of MCI, Inc. shares from entities affiliated with Carlos Slim Helu (see “Other Factors That May Affect Future Results – Recent Developments”), will likely increase debt balances in the second quarter of 2005.

Supporting these key focus areas are continuing initiatives to more effectively package and add more value to our products and services. In 2004, Verizon announced a deployment expansion of FiOS in several states in our service territory. We have equipped more than 100 wire centers or central offices in 14 states, and have established a goal of passing three million homes by the end of 2005. Verizon plans to begin offering video on the FiOS network later this year which will include cable and broadcast channels, hundreds of other digital video channels, high-definition programming, video-on-demand content, music channels and an interactive programming guide. In 2004, we introduced VoiceWing, Verizon’s nationwide VoIP service that allows wireline broadband customers to make telephone calls and utilize advanced service features through an Internet connection rather than the traditional telephone network. Innovative product bundles include local wireline, long distance, wireless and DSL services for consumer and general business retail customers. In our enterprise markets, we are expanding our presence having completed the build-out of our nationwide network and by expanding our portfolio of advanced data services. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Domestic Telecom revenues over the past several years.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business while at the same time provide new and innovative products and services for our customers. We are continuing to expand the areas where we are offering Broadband Access, our EV-DO service which provides typical data downloads of 300-500 kilobits per second. At year-end 2004, Domestic Wireless’s EV-DO network reached 75 million people. Our goal is to reach 150 million people by year-end 2005. During the first quarter of 2005, we launched V CAST, our consumer broadband wireless service offering, which provides customers with unlimited access to a variety of video and gaming content on EV-DO handsets.

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

Consolidated Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Domestic Telecom	$ 9,500	$ 9,614	(1.2)%
Domestic Wireless	7,418	6,162	20.4
Information Services	897	919	(2.4)
International	517	468	10.5
Corporate & Other	(153)	(107)	43.0

Consolidated Revenues	$ 18,179	$ 17,056	6.6

Consolidated revenues in the first quarter of 2005 were higher by $1,123 million, or 6.6% compared to the similar period in 2004. This increase was primarily the result of significantly higher revenues at Domestic Wireless, partially offset by lower revenues at Domestic Telecom.

Domestic Wireless’s revenues increased by $1,256 million, or 20.4% in the first quarter of 2005 compared to the similar period in 2004. This increase was primarily due to a 16.8% increase in customers as of March 31, 2005 compared to March 31, 2004 as well as an increase in average service revenue per customer (ARPU). ARPU increased by 2.1% to $49.03 in the first quarter of 2005 compared to the similar period in 2004, primarily due to a higher proportion of customers on price plan offerings with higher access charges as well as an increase in data revenue per subscriber, partially offset by recent pricing changes to our America’s Choice and family share plans. Increases in handsets sold and increased equipment upgrades also drove increases in equipment and other revenue in the first quarter of 2005 compared to the similar period in 2004.

Revenues at Domestic Telecom declined during the first quarter of 2005 by $114 million, or 1.2% compared to the similar period in 2004 primarily due to lower revenues from local services, partially offset by higher long distance revenues. The decline in local service revenues of $200 million, or 4.3% in the first quarter of 2005 compared to the similar period in 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 5.1% decline in switched access lines in service from March 31, 2004, driven by the effects of competition and technology substitution. Long distance service revenues increased $83 million, or 8.3% in the first quarter of 2005 compared to the similar period in 2004 principally as a result of customer growth from our interLATA long distance services. As of March 31, 2005, we added approximately 1.9 million long distance lines or an 11.6% increase from March 31, 2004, for a total of 18.0 million long distance lines nationwide.

Consolidated Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Cost of services and sales	$ 6,123	$ 5,490	11.5%
Selling, general and administrative expense	5,214	5,675	(8.1)
Depreciation and amortization expense	3,460	3,425	1.0

Consolidated Operating Expenses	$ 14,797	$ 14,590	1.4

Cost of Services and Sales

Consolidated cost of services and sales in first quarter 2005 increased $633 million, or 11.5% compared to the similar period in 2004. This increase was driven by higher wireless network costs, increases in pension and other postretirement benefit costs and higher costs associated with our wireline growth businesses, including long distance and DSL.

The higher wireless network costs was caused by increased minutes of use (MOUs) on the wireless network in the first quarter of 2005 compared to the similar period in 2004, partially offset by lower roaming, local interconnection and long distance rates. Cost of wireless equipment sales increased in the first quarter of 2005 compared to the similar period in 2004 primarily as a result of an increase in handsets sold, due to an increase in gross activations and equipment upgrades in the first quarter of 2005 compared to the similar period in 2004.

Costs in this period were impacted by increased pension and other postretirement benefit costs. As of December 31, 2004, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.25% in 2004 to 5.75% in 2005, consistent with interest rate levels at the end of 2004. Further, there was an increase in the retiree health care cost trend rates. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past few years, resulted in pension and other postretirement benefit expense of $349 million (primarily in cost of services and sales) in the first quarter of 2005 compared to $274 million in the first quarter of 2004.

Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including a 3,100, or a 2.2% increase in the number of Domestic Telecom employees as of March 31, 2005 compared to March 31, 2004.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in first quarter 2005 decreased by $461 million, or 8.1% compared to the similar period in 2004. In the first quarter of 2004, we recorded pretax pension settlement losses of $728 million related to employees that received lump-sum distributions during the quarter in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003 and lower non-income taxes in the first quarter of 2005 compared to the similar period in 2004 principally related to gross receipts and property. These decreases in selling, general and administrative expense were partially offset by increases in salary and benefits expense in the first quarter of 2005, due to both higher per employee salary and benefits costs and an increase in our number of employees, higher sales commissions and higher advertising and promotion expenses, compared to the similar period in 2004. The first quarter of 2004 also included the impact of a gain on the sale of a small business unit.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the first quarter of 2005 was higher by $35 million, or 1.0% compared to the similar period in 2004 primarily due to increased depreciation expense related to the increase in depreciable assets and capitalized non-network software, partially offset by lower Domestic Telecom depreciation rates.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $6 million, or 3.0% in the first quarter of 2005 compared to the similar period in 2004. The decrease was primarily driven by reduced equity income in the current quarter resulting from the sale of our 20.5% interest in TELUS Corporation (TELUS) in the fourth quarter of 2004, partially offset by continued operational growth of Verizon’s equity investment in Vodafone Omnitel N.V. (Vodafone Omnitel).

Income From Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $16 million, or 22.2% in the first quarter of 2005 compared to the similar period in 2004. The decrease was primarily driven by a pretax gain of $43 million recorded in connection with the sale of an investment in Iowa Telecom preferred stock, and Taiwan Cellular Corporation share sales in the first quarter of 2004, partially offset by a gain on the sale of a small international wireless investment in the current period.

Other Income and (Expense), Net

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Interest income	$ 38	$ 52	(26.9)%
Foreign exchange losses, net	–	(24)	(100.0)
Other, net	41	(62)	nm

Total	$79	$ (34)	nm

nm – Not meaningful

The change in other income and expense, net for the first quarter of 2005 compared to the similar period in 2004 was primarily due to other, net income in the current period compared to other, net expenses in the prior year period and lower foreign exchange losses, partially offset by a decrease in interest income. Other, net income in the first quarter of 2005 includes leased asset gains. Other, net expenses in the first quarter of 2004 were driven by costs of $43 million recorded in connection with the early retirement of debt.

Interest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Interest expense	$ 561	$ 638	(12.1)%
Capitalized interest costs	60	35	71.4

Total interest costs on debt balances	$ 621	$ 673	(7.7)

Average debt outstanding	$ 39,275	$ 45,442	(13.6)
Effective interest rate	6.3%	5.9%

The decrease in interest costs for the first quarter of 2005 compared to the similar period in 2004 was due to lower average debt levels of $6,167 million, partially offset by higher average interest rates.

Minority Interest

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Minority Interest	$ 613	$ 477	28.5%

The increase in minority interest expense for the first quarter of 2005 compared to the similar period in 2004 is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group PLC (Vodafone), partially offset by lower earnings at Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Provision for Income Taxes	$ 779	$ 405	92.3%
Effective income tax rate	30.7%	25.5%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. Our effective income tax rate in the first quarter of 2005 was impacted by higher state income tax rates, more than offset by benefits related to the settlement of Internal Revenue Service (IRS) audits. Our effective income tax rate for the first quarter of 2004 was favorably impacted by tax benefits resulting from an IRS audit settlement and a benefit related to a deferred tax balance adjustment. In addition, we recorded a gain and expense credits during the prior year quarter that were not taxable.

Discontinued Operations

Discontinued operations represent the results of operations of Verizon Information Services Canada, Inc. prior to its sale in the fourth quarter of 2004. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified the results of operations of Verizon Information Services Canada as discontinued operations.

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Telecom, Domestic Wireless, Information Services and International. You can find additional information about our segments in Note 11 to the unaudited condensed consolidated financial statements.

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

Domestic Telecom

Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 28 states and Washington, D.C. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

Operating Revenues

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Local services	$ 4,481	$ 4,681	(4.3)%
Network access services	3,107	3,099.3
Long distance services	1,081	998	8.3
Other services	831	836	(.6)

	$ 9,500	$ 9,614	(1.2)

Local Services

Local service revenues are earned by our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

The decline in local service revenues of $200 million, or 4.3% in the first quarter of 2005 compared to the similar period in 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 5.1% decline in switched access lines in service from March 31, 2004. This revenue decline was mainly driven by the effects of competition and technology substitution. Technology substitution affected local service revenue growth in both years, as indicated by declining demand for residential access lines of 6.0% at March 31, 2005 compared to March 31, 2004, as more customers substituted wireless services for traditional landline services. At the same time, basic business access lines declined 3.6% at March 31, 2005 compared to March 31, 2004, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

In the first quarter of 2005, the FCC adopted significant new unbundling rules which eliminated the requirement to unbundle mass market local switching on a nationwide basis. See “Other Factors That May Affect Future Results – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning UNEs. Due to a recent decision by two major competitors to deemphasize their local market initiatives, wholesale voice connections (UNE platform and resale lines) declined 200,000 in the quarter, to 6.4 million as of March 31, 2005, which reflected a 2.3% increase compared to March 31, 2004.

We continue to seek opportunities to retain and win-back customers. Our Freedom service plans offer local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Since January 2003, we have introduced our Freedom service plans in nearly all of our key markets. As of March 31, 2005, approximately 58% of Verizon’s residential customers have purchased local services in combination with either Verizon long distance or Verizon DSL, or both. For small businesses, we have also begun offering Verizon Freedom for Business in eleven markets, covering approximately 84% of business access lines.

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

In the first quarter of 2005, our network access revenues increased by $8 million, or 0.3% in the first quarter of 2005 compared to the similar period in 2004, as increased DSL and special access revenues offset the impact of decreasing switched MOUs and access lines, and mandatory price reductions associated with federal and state price cap filings and other regulatory decisions. We added 385,000 new broadband connections (DSL and FiOS) in the first quarter of 2005, for a total of 3.9 million lines at March 31, 2005, representing a 48.0% increase from March 31, 2004. Customer demand for high capacity and digital data services increased 11.6% in the first quarter of 2005 compared to the similar period in 2004. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Switched MOUs declined in the first quarter of 2005 by 9.3% compared to the similar period in 2004, reflecting the impact of access line loss and wireless substitution.

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

Long distance service revenues increased $83 million, or 8.3% in the first quarter of 2005 compared to the similar period in 2004 principally as a result of customer growth from our interLATA long distance services. As of March 31, 2005, we added approximately 1.9 million long distance lines or an 11.6% increase from March 31, 2004, for a total of 18.0 million long distance lines nationwide. The introduction of our Freedom service plans continues to stimulate growth in long distance services. As of March 31, 2005, approximately 49% of our local wireline customers have chosen Verizon as their long distance carrier.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses.

Revenues from other services in the first quarter of 2005 decreased by $5 million, or 0.6% in the first quarter of 2005 compared to the similar period in 2004. The revenue increases resulting from higher sales of voice and data customer premises equipment services were more than offset by the dissolution of non-strategic businesses and declines in business volumes related to billing and collection services and public telephone services.

Operating Expenses

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Cost of services and sales	$ 3,898	$ 3,718	4.8%
Selling, general and administrative expense	2,115	2,149	(1.6)
Depreciation and amortization expense	2,187	2,257	(3.1)

	$ 8,200	$ 8,124.9

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

In the first quarter of 2005, our cost of services and sales increased $180 million, or 4.8% compared to the similar period in 2004. Costs in this period were impacted by increased pension and other postretirement benefit costs. As of December 31, 2004, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.25% in 2004 to 5.75% in 2005, consistent with interest rate levels at the end of 2004. Further, there was an increase in the retiree health care cost trend rates. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past few years, resulted in pension and other postretirement benefit expense of $303 million (primarily in cost of services and sales) in the first quarter of 2005, compared to $214 million in the first quarter of 2004. Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including a 3,100, or a 2.2% increase in the number of employees as of March 31, 2005 compared to March 31, 2004. These expense increases were partially offset by the effect of reduced local interconnection costs, due to our ongoing review of charges from the CLECs.

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

In the first quarter of 2005, our selling, general and administrative expense decreased by $34 million, or 1.6% compared to the similar period in 2004 due to lower non-income taxes principally related to gross receipts and property, partially offset by higher pension and benefit costs, as described above, and the impact of a gain on the sale of a small business unit in the prior year.

Depreciation and Amortization Expense

In the first quarter of 2005, depreciation and amortization expense decreased by $70 million, or 3.1% compared to the similar period in 2004. This decrease was mainly driven by a decline in depreciation expense principally due to the effect of lower rates of depreciation, partially offset by growth in depreciable telephone plant. Amortization expense increased $24 million primarily due to a higher level of capitalized non-network software.

Segment Income

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Segment Income	$ 528	$ 697	(24.2)%

Segment income decreased by $169 million, or 24.2% in the first quarter of 2005 compared to the similar period in 2004, primarily as a result of the after-tax impact of operating revenues and operating expenses described above. Special and non-recurring items not included in Domestic Telecom’s segment income totaled $418 million for the first quarter of 2004. Special and non-recurring charges included in the first quarter of 2004 related to pension settlement losses for employees that received lump-sum distributions during the quarter under a voluntary separation plan, costs associated with the early retirement of debt and a gain on the sale of an investment.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Wireless sales and services	$ 7,418	$ 6,162	20.4%

Domestic Wireless’s total revenues increased by $1,256 million, or 20.4% in the first quarter of 2005 compared to the similar period in 2004. Service revenue of $6,557 million increased by $1,056 million, or 19.2% in the first quarter of 2005 compared to the similar period in 2004. The service revenues increase was primarily due to the 16.8% increase in customers as well as an increase in ARPU of 2.1% to $49.03. Equipment and other revenue increased by $200 million, or 30.3% in the first quarter of 2005 compared to the first quarter of 2004 principally as a result of an increase in wireless devices sold.

Our Domestic Wireless segment ended the first quarter of 2005 with 45.5 million customers, compared to 38.9 million customers at the end of the first quarter of 2004. Domestic Wireless added more than 1.6 million customers during the first quarter of 2005, compared to 1.4 million during the first quarter of 2004. Retail gross customer additions were 6.5% higher than the first quarter of 2004. Approximately 44.2 million, or more than 97% of our Domestic Wireless customers, subscribe to digital service compared to 95% in the first quarter of 2004. The overall composition of our Domestic Wireless customer base as of March 31, 2005 was 92% retail postpaid, 3% retail prepaid and 5% resellers. In addition, our average monthly churn rate, the rate at which customers disconnect service, was 1.3% compared to 1.6% in the first quarter of 2004.

ARPU increased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to a higher proportion of customers on price plan offerings with higher access charges as well as an increase in data revenue per subscriber. Data revenue increased to $416 million in the first quarter of 2005 compared to $200 million in the first quarter of 2004. As of March 31, 2005, data revenue accounted for 6.3% of service revenue, compared to 3.6% as of March 31, 2004. This ARPU increase was partially offset by recent pricing changes to our America’s Choice and family share plans.

The increase in equipment revenue was attributed to an increase in wireless devices sold, including color and camera phones with higher retail prices as well as other data devices, driven by an increase in gross retail customer additions as well as equipment upgrades in the first quarter of 2005 compared to the similar period in 2004.

Operating Expenses

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Cost of services and sales	$ 2,098	$ 1,658	26.5%
Selling, general and administrative expense	2,630	2,247	17.0
Depreciation and amortization expense	1,150	1,055	9.0

	$ 5,878	$ 4,960	18.5

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as costs of roaming, long distance and equipment sales, increased by $440 million, or 26.5% in the first quarter of 2005 compared to the similar period in 2004. The increase was primarily due to higher wireless network costs caused by increased MOUs on the wireless network in the first quarter of 2005 compared to the similar period in 2004, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales increased by 33.9% in the first quarter of 2005 compared to the similar period in 2004. This increase was primarily due to an increase in handsets sold, due to an increase in gross activations and equipment upgrades in the first quarter of 2005 compared to the similar period in 2004.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $383 million, or 17.0% in the first quarter of 2005 compared to the similar period in 2004. This increase was primarily due to a $162 million increase in salary and benefits expense in the first quarter of 2005 compared to the similar period in 2004, due to both higher per employee salary and benefits costs, driven by an increase in costs in the first quarter of 2005 of $111 million related to our long-term incentive program, and an increase in our number of employees, primarily in the sales and customer care areas. Advertising and promotion expenses increased by $97 million in the first quarter of 2005 compared to the similar period in 2004. Also contributing to this increase in expenses was a $43 million aggregate increase in sales commissions in our direct and indirect channels in the first quarter of 2005 compared to the similar period in 2004, primarily related to the increase in gross activations and equipment upgrades in the first quarter of 2005 compared to the first quarter of 2004.

Depreciation and Amortization Expense

Depreciation and amortization increased by $95 million, or 9.0% in the first quarter of 2005 compared to the similar period in 2004. This increase was primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Segment Income	$ 433	$ 318	36.2%

Segment income increased by $115 million, or 36.2% in the first quarter of 2005 compared to the similar period in 2004 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. The increase in minority interest was principally due to the increase in the earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business comprises SuperPages, our print yellow pages directories, SuperPages.com, our online directory and search services, and SuperPages On the Go, our directory and information services on wireless telephones.

In 2004, Verizon sold Verizon Information Services Canada, its directory operations in Canada, to an affiliate of Bain Capital, a private investment firm, for $1.6 billion. Prior years’ results of operations for this business unit are classified as discontinued operations in accordance with SFAS No. 144, and are excluded from Information Services segment results.

Operating Revenues

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Operating Revenues	$ 897	$ 919	(2.4)%

Operating revenues in the first quarter of 2005 decreased $22 million, or 2.4% compared to the similar period in 2004. The decrease was primarily due to reduced domestic print advertising revenue. SuperPages.com continued to achieve strong growth as demonstrated by an increase in revenue of 25% for the first quarter of 2005 compared to the similar period in 2004.

Operating Expenses

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Cost of services and sales	$ 156	$ 135	15.6%
Selling, general and administrative expense	284	320	(11.3)
Depreciation and amortization expense	23	21	9.5

	$ 463	$ 476	(2.7)

Cost of services and sales in the first quarter of 2005 increased $21 million, or 15.6% compared to the similar period in 2004. This increase was primarily due to higher printing and distribution costs and higher costs associated with our domestic Internet directory service. Selling, general and administrative expenses in the first quarter of 2005 decreased $36 million, or 11.3% compared to the similar period in 2004. This decrease was primarily due to reduced bad debt, collection fees, and other cost reductions, partially offset by higher costs associated with pension and benefits.

Segment Income

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Segment Income	$ 271	$ 271	–%

Segment income of $271 million in the first quarter of 2005 was unchanged from the first quarter of 2004 primarily as a result of the after-tax impact of the operating revenues and expenses described above offset by reduced interest and income tax expense. Special and non-recurring items not included in Information Services’ segment income totaled $(8) million in the first quarter of 2004, related to the operations of Verizon Information Services Canada, partially offset by pension settlement losses for employees that received lump-sum distributions during the quarter under a voluntary separation plan. There were no special or non-recurring items in the first quarter of 2005.

International

Our International segment includes investments in international wireline and wireless telecommunication operations primarily in the Americas and Europe. Our consolidated international investments as of March 31, 2005 included Verizon Dominicana, C. por A. (Verizon Dominicana) in the Dominican Republic, TELPRI in Puerto Rico, and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

Operating Revenues

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Operating Revenues	$ 517	$ 468	10.5%

Revenues generated by our international businesses increased by $49 million, or 10.5% in the first quarter of 2005 compared to the similar period in 2004. The increase in 2005 was primarily due to the appreciation of the Dominican Republic peso as well as operational growth at Verizon Dominicana.

Operating Expenses

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Cost of services and sales	$ 177	$ 147	20.4%
Selling, general and administrative expense	157	128	22.7
Depreciation and amortization expense	84	77	9.1

	$ 418	$ 352	18.8

Cost of Services and Sales

Cost of services and sales increased $30 million, or 20.4% in the first quarter of 2005 compared to the similar period in 2004. This increase primarily reflects higher variable costs at TELPRI as well as the appreciation of the Dominican Republic peso.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $29 million, or 22.7% in the first quarter of 2005 compared to the similar period in 2004. This increase primarily reflects the appreciation of the Dominican Republic peso.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $7 million, or 9.1% in the first quarter of 2005 compared to the similar period in 2004. This increase primarily reflects the appreciation of the Dominican Republic peso.

Segment Income

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	% Change

Segment Income	$ 351	$ 281	24.9%

Segment income increased by $70 million, or 24.9% in the first quarter of 2005 compared to the similar period in 2004. The 2005 increase in segment income was primarily due to higher results at Verizon Dominicana driven by favorable foreign currency and operational growth, as well as the increase in income from other unconsolidated businesses partially offset by a decrease in equity in earnings of unconsolidated businesses.

Equity in earnings of unconsolidated businesses decreased by $14 million, or 5.9% in the first quarter of 2005 compared to the similar period in 2004. This decrease reflects lower equity income from our investment in TELUS due to our sale of that investment in 2004, partially offset by operational growth at Vodafone Omnitel.

Income from other unconsolidated businesses increased in 2005 by $27 million, or 93.1% in the first quarter of 2005 compared to the similar period in 2004. The increase reflects higher gains realized in the first quarter of 2005 from the sale of investments compared to the similar period in 2004.

Special and non-recurring items not included in International’s segment income totaled $1 million for the first quarter of 2004 related to pension settlement losses for employees that received lump-sum distributions during the quarter under a voluntary separation plan.

Special Items

Severance, Pension and Benefit Charges

During the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax, or $.16 per diluted share) related to employees that received lump-sum distributions during the quarter in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. This charge was recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

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

Consolidated Financial Condition

Three Months Ended March 31,
(Dollars in Millions)	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$ 3,936	$ 4,042	$ (106)
Investing activities	(4,312)	(2,088)	(2,224)
Financing activities	(1,222)	(2,048)	826

Decrease in Cash and Cash Equivalents	$ (1,598)	$ (94)	$ (1,504)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The decrease in cash from operating activities in the first quarter of 2005 compared to the similar period in 2004 was primarily due to higher pension fund contributions, minority interest dividends paid and income taxes paid in the first quarter of 2005 related to fourth quarter 2004 sales of Verizon Information Services Canada and TELUS shares. In addition, we recorded higher severance payments in the first quarter of 2004 related to the 2003 voluntary separation plan, partially offset by income tax refunds.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $1,892 million in our Domestic Telecom business in the first quarter of 2005 compared to $1,282 million in the similar period in 2004. We also invested $1,641 million in our Domestic Wireless business in the first quarter of 2005 compared to $1,314 million in the similar period in 2004. The increase in capital spending of both Domestic Telecom and Domestic Wireless represents our continuing effort to invest in high growth areas including wireless, long distance, DSL and other wireline data initiatives.

Capital spending, including capitalized software, is expected to increase by approximately 10% in 2005.

We invested $1,178 million in acquisitions and investments in businesses during the first quarter of 2005, including $677 million primarily to acquire 63 broadband wireless licenses in connection with FCC auction 58, $418 million to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets in several existing and new markets and $49 million for other wireless properties. During the first quarter of 2004, we invested $34 million in acquisitions and investments in businesses primarily related to Verizon’s limited partnership investments in entities that invest in affordable housing projects. In addition, in the first quarter of 2004, we received cash proceeds of $117 million from the sale of a small business unit.

Other, net investing activities in the first quarter of 2005 includes cash proceeds of $102 million from the sale of a small international investment. Other, net investing activities in the first quarter of 2004 includes net cash proceeds received in connection with the sale of investments, including Iowa Telecom preferred stock.

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

Cash Flows Used In Financing Activities

Cash of $42 million was used to reduce our total debt during the first quarter of 2005. We repaid $377 million of Domestic Telecom long-term debt, partially offset by increases in our short-term borrowings by $334 million.

Cash of $977 million was used to reduce our total debt during the first quarter of 2004. We repaid $1,993 million of Domestic Telecom long-term debt, partially offset by increases in our short-term borrowings by $572 million. In addition, Verizon Global Funding Corp. issued $500 million of long-term debt.

Our ratio of debt to debt combined with shareowners’ equity was 50.8% at March 31, 2005 compared to 57.0% at March 31, 2004.

As of March 31, 2005, we had $93 million in bank borrowings outstanding. In addition, we had approximately $5.8 billion of unused bank lines of credit and our financing subsidiary had shelf registrations for the issuance of up to $10.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In September 2004, Standard & Poor’s affirmed the long term debt rating of Verizon and related entities, including Verizon Wireless at A+, and changed our credit rating outlook to negative from stable. The short-term debt rating of Verizon Network Funding Corp. was lowered to A-1 from A-1+. In December 2004, Moody’s Investors Service (Moody’s) affirmed the A2 rating of Verizon Global Funding and the P-1 short-term rating of Verizon Network Funding. In February 2005, both Standard & Poor’s and Moody’s indicated that the proposed acquisition of MCI (see “Other Factors That May Affect Future Results – Recent Developments”) may result in downgrades in Verizon’s debt ratings. Moody’s placed the long- and short-term debt of Verizon and its telephone subsidiaries on review for possible downgrade, while simultaneously changing the outlook on the A3-rated Verizon Wireless debt to stable from positive. Standard & Poor’s placed the long-term debt of Verizon and affiliates (including Verizon Wireless) on credit watch with negative implications. Fitch Ratings also placed the A+ rating of Verizon, along with the ratings of its affiliates, on ratings watch negative as a result of the proposed acquisition of MCI.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first quarter of 2005, Verizon increased its dividend by $.02 per share, or 5.2% to $.405 per share compared to $.385 per share declared in the first quarter of 2004.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2005 totaled $692 million, a $1,598 million decrease from cash and cash equivalents at December 31, 2004 of $2,290 million. The decrease in cash and cash equivalents was primarily driven by increased capital spending and higher acquisitions and investments, partially offset by lower debt repayment activity.

Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements, interest rate locks, foreign currency forwards and equity options. We do not hold derivatives for trading purposes.

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

Foreign Currency Translation

The functional currency for our foreign operations is the local currency. The translation of income statement and balance sheet amounts of these entities into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. At March 31, 2005, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso and the euro. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of these investments.

Our earnings were affected by foreign currency gains or losses associated with the U. S. dollar denominated assets and liabilities at Verizon Dominicana.

Other Factors That May Affect Future Results

Recent Developments

MCI Acquisition

On February 14, 2005, Verizon announced that it had agreed to acquire MCI, Inc. for a combination of Verizon common shares and cash (including MCI dividends). On May 2, 2005, Verizon announced that it agreed with MCI to further amend its agreement to acquire MCI for cash and stock of at least $26.00 per share, consisting of cash of $5.60, which is expected to be paid as a special dividend by MCI soon after the approval of the transaction by MCI shareholders, plus the greater of .5743 Verizon shares for each MCI common share or a sufficient number of Verizon shares to deliver to shareholders $20.40 of value. Under this price protection feature, Verizon may elect to pay additional cash instead of issuing additional shares over the .5743 exchange ratio. This consideration is subject to adjustment at closing and may be decreased based on MCI’s bankruptcy claims-related experience and international tax liabilities. The MCI board of directors has unanimously agreed to recommend approval of the amended agreement to its shareholders. In addition to MCI shareholder approval, the acquisition requires regulatory approvals, which the companies are targeting to obtain by year-end 2005.

Separately, on April 9, 2005, Verizon announced an agreement had been reached with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash. Under the agreement, Verizon will pay the Slim entities an adjustment at the end of one year in an amount per MCI share equal to 0.7241 times the amount by which the price of Verizon’s common stock exceeds $35.52 per share to a maximum of $62.50 (measured over a 20-day period) plus an additional cash amount of 3% per annum from April 9, 2005 until the closing of the purchase of those shares. The purchase, which is subject to regulatory approvals, is expected to close in the second quarter of 2005.

Spectrum Purchases

On February 24, 2005, we signed an agreement with MetroPCS, Inc. to purchase 10 MHz of personal communications services spectrum covering the San Francisco area for a purchase price of $230 million. The transaction is subject to the approval of the FCC and the U.S. Department of Justice, and is expected to close in the second quarter of 2005.

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless and Vista PCS, LLC were the highest bidders for 63 licenses totaling approximately $697 million.

On November 4, 2004, we announced the signing of a definitive agreement with NextWave to purchase all of NextWave’s remaining personal communications services spectrum licenses in 23 markets for $3,000 million through the purchase of stock of NextWave following the completion of its bankruptcy reorganization, when it will own no assets other than the licenses. The 10 MHz and 20 MHz licenses, in the 1.9 GHz personal communications services frequency range, cover a population of 73 million people and will be used to expand Verizon Wireless’s network capacity in 22 key existing markets, including New York, Boston, Washington, D.C. and Los Angeles, as well as to expand into Tulsa, Oklahoma. The transaction has been approved by the U.S. Department of Justice, the U.S. Bankruptcy Court and the FCC. The transaction closed in April 2005.

Sales of Businesses and Investments

Telephone Access Lines

In October 2004, Verizon announced that it had suspended discussions with potential buyers related to its upstate New York access lines, pending an evaluation of its strategic options. However, we are continuing to consider plans for a reduction in the size of our access line business, including through a spin-off mechanism or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless. These plans have been delayed until the outcome of the MCI acquisition process has been resolved.

During the second quarter of 2004, we entered into an agreement to sell our wireline-related businesses in Hawaii, which operates 707,000 switched access lines, for $1,650 million in cash, less debt. In connection with obtaining approval of the Hawaii Public Utilities Commission, The Carlyle Group agreed to contribute additional equity to the Hawaii businesses. Consequently, Verizon agreed to reduce the selling price to $1,600 million, less debt. The FCC, the U.S. Department of Justice and the Hawaii Public Utilities Commission have provided the necessary approvals. The transaction closed on May 2, 2005.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 30, 2004, we have applied for reimbursement of approximately $266 million. We received an advance of $11 million in December 2003 and an additional advance of $77 million in June 2004. We are awaiting the results of an audit relating to the total amount that we have applied for reimbursement, including funds already received. On December 22, 2004, we applied for reimbursement of an additional $136 million of “category 2” losses and on March 29, 2005 we amended our application seeking an additional $3 million. Category 2 funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. Our application is pending.

Regulatory and Competitive Trends

Competition and the Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunications services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers, providers of VoIP services and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

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

Access Charges and Universal Service

On May 31, 2000, the FCC adopted the Coalition for Affordable Local and Long Distance Services (CALLS) plan as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes portable interstate access universal service support of $650 million for the industry that replaces implicit support previously embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers. Third, the plan set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

As a result of tariff adjustments which became effective in July 2003, virtually all of our switched access lines reached the $.0055 benchmark. On June 29, 2004, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s prior approval of an increase in the SLC cap. The current cap is $6.50.

The FCC previously initiated investigations of the interstate access rates charged by Verizon’s local telephone companies during the 1993 to 1996 tariff years under the price cap rules in effect at that time. On July 30, 2004, the FCC released an order resolving one of the issues in those pending investigations, and concluded that some of Verizon’s local telephone companies had incorrectly calculated the impact of their obligation to “share” a portion of their earnings above certain prescribed levels with their access customers. The amount of any refund as a result of that finding will be determined in a further phase of the proceeding. On March 30, 2005 the FCC found that there was no liability on the remaining issues, and closed the investigation.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. Approximately 55% of special access revenues are now removed from price regulation.

The FCC also has established a mechanism to provide universal service support to high-cost areas served by larger, “non-rural” local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. That decision has been reversed by the U.S. Court of Appeals for the Tenth Circuit and remanded to the FCC on the grounds that the FCC has still not adequately justified its decision. The FCC’s rules remain in effect pending the completion of any remand proceedings. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to elements of their local networks on an unbundled basis, known as UNEs. The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit that had overturned the FCC’s previous unbundling rules.

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

On February 4, 2005, the FCC released a decision on new unbundling rules. The FCC eliminated the requirement to unbundle mass market local switching on a nationwide basis, with the obligation to accept new orders ending as of the effective date of the order (March 11, 2005). The FCC also established a one year transition for existing UNE switching arrangements. For high capacity transmission facilities, the FCC established criteria for determining whether high capacity loops, transport or dark fiber transport must be unbundled in individual wire centers, and stated that these standards were only expected to affect a small number of wire centers. The FCC also eliminated the obligation to provide dark fiber loops and found that there is no obligation to provide UNEs exclusively for wireless or long distance service. In any instance where a particular high capacity facility no longer has to be made available as a UNE, the FCC established a similar one year transition for any existing high capacity loop or transport UNEs, and an 18 month transition for any existing dark fiber UNEs. Verizon and other parties have challenged various aspects of the new FCC rules on appeal.

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

Intercarrier Compensation

In March 2005, the FCC released a further notice of proposed rulemaking on intercarrier compensation including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The notice seeks comments about intercarrier compensation in general, and requests input on seven specific reform proposals.

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

On March 10, 2004, the FCC initiated a rulemaking proceeding to address the regulation of services that use Internet protocol, including voice services. The FCC also considered several petitions asking whether, and under what circumstances, services that employ Internet protocol are subject to access charges. The FCC concluded in response to one such petition that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges. The FCC issued an order in connection with another such petition that stated that the petitioning company’s service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service subject to access charges. A third petition asking the FCC to forbear from applying access charges to voice over Internet protocol services that are terminated on switched local exchange networks was withdrawn by the carrier that filed that petition. In addition, the FCC granted a petition filed by one provider of a voice over Internet protocol service and declared its service to be jurisdictionally interstate in nature on the grounds that it was impossible to separate that carrier’s Internet protocol service into interstate and intrastate components. The FCC also stated that its conclusion would apply to other services with similar characteristics. That order has been appealed.

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

Recent Accounting Pronouncement

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005; we are currently evaluating the impact, if any, on our results of operations and financial position.

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

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	a significant change in the timing of, or the imposition of any government conditions to, the closing of our business combination transaction with MCI, Inc., if consummated;

•	actual and contingent liabilities in connection with the MCI transaction; and

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following the MCI transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the section under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this quarterly report was being prepared, to allow timely decisions regarding required disclosure. There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the first quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 2005	175,000	$39.99	175,000	70,285,200

February 2005	1,280,000	35.90	1,280,000	69,005,200

March 2005	1,820,000	35.64	1,820,000	67,185,200

	3,275,000	35.97	3,275,000	67,185,200

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 80 million common shares and expires no later than the close of business on February 28, 2006. Under the plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

10a	Verizon Communications Inc. Long-Term Incentive Plan—Restricted Stock Unit Agreement 2005-07 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan—Performance Stock Unit Agreement 2005-07 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 9, 2005	By	/s/ David H. Benson
David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 4, 2005.