Form 10-Q
period 2005-06-30
VERIZON COMMUNICATIONS INC
filed 2005-08-08
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

At June 30, 2005, 2,765,199,423 shares of the registrant’s Common Stock were outstanding, after deducting 9,665,958 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2005	2004	2005	2004

Operating Revenues	$ 18,569	$ 17,758	$ 36,748	$ 34,814

Operating Expenses
Cost of services and sales (exclusive of items shown below)	6,258	5,620	12,381	11,110
Selling, general and administrative expense	5,253	5,000	10,467	10,675
Depreciation and amortization expense	3,496	3,437	6,956	6,862
Sales of businesses, net	(530)	–	(530)	–

Total Operating Expenses	14,477	14,057	29,274	28,647

Operating Income	4,092	3,701	7,474	6,167
Equity in earnings of unconsolidated businesses	179	212	372	411
Income from other unconsolidated businesses	–	–	56	72
Other income and (expense), net	81	(2)	160	(36)
Interest expense	(540)	(594)	(1,101)	(1,232)
Minority interest	(717)	(676)	(1,330)	(1,153)

Income Before Provision For Income Taxes and Discontinued Operations	3,095	2,641	5,631	4,229
Provision for income taxes	(982)	(859)	(1,761)	(1,264)

Income Before Discontinued Operations	2,113	1,782	3,870	2,965
Discontinued Operations
Income from operations	–	27	–	56
Provision for income taxes	–	(12)	–	(25)

Income on discontinued operations, net of tax	–	15	–	31

Net Income	$ 2,113	$ 1,797	$ 3,870	$ 2,996

Basic Earnings Per Common Share
Income before discontinued operations	$ .76	$ .64	$ 1.40	$ 1.07
Income on discontinued operations, net of tax	–	.01	–	.01

Net Income	$ .76	$ .65	$ 1.40	$ 1.08

Weighted-average shares outstanding (in millions)	2,766	2,770	2,768	2,770

Diluted Earnings Per Common Share(1)
Income before discontinued operations	$ .75	$ .64	$ 1.38	$ 1.06
Income on discontinued operations, net of tax	–	.01	–	.01

Net Income	$ .75	$ .64	$ 1.38	$ 1.07

Weighted-average shares outstanding (in millions)	2,818	2,834	2,819	2,840

Dividends declared per common share	$ .405	$ .385	$ .81	$ .77

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At June 30, 2005	At December 31, 2004

Assets
Current assets
Cash and cash equivalents	$ 1,405	$ 2,290
Short-term investments	1,596	2,257
Accounts receivable, net of allowances of $1,415 and $1,670	9,566	9,801
Inventories	1,373	1,535
Assets held for sale	–	950
Prepaid expenses and other	2,729	2,646

Total current assets	16,669	19,479

Plant, property and equipment	190,232	185,522
Less accumulated depreciation	115,099	111,398

	75,133	74,124

Investments in unconsolidated businesses	5,609	5,855
Wireless licenses	47,568	42,090
Goodwill	837	837
Other intangible assets, net	4,433	4,521
Other assets	19,128	19,052

Total assets	$ 169,377	$ 165,958

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 8,687	$ 3,593
Accounts payable and accrued liabilities	12,767	13,177
Liabilities related to assets held for sale	–	525
Other	5,988	5,834

Total current liabilities	27,442	23,129

Long-term debt	33,070	35,674
Employee benefit obligations	18,110	17,941
Deferred income taxes	22,896	22,532
Other liabilities	3,952	4,069

Minority interest	25,353	25,053

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,774,865,381 shares issued in both periods)	277	277
Contributed capital	25,385	25,404
Reinvested earnings	14,615	12,984
Accumulated other comprehensive loss	(1,613)	(1,053)
Common stock in treasury, at cost	(298)	(142)
Deferred compensation – employee stock ownership plans and other	188	90

Total shareowners’ investment	38,554	37,560

Total liabilities and shareowners’ investment	$ 169,377	$ 165,958

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2005	2004

Cash Flows from Operating Activities
Income before discontinued operations	$ 3,870	$ 2,965
Adjustments to reconcile income before discontinued operations to net cash provided by operating activities:
Depreciation and amortization expense	6,956	6,862
Sales of businesses, net	(530)	–
Employee retirement benefits	861	1,410
Deferred income taxes	(735)	472
Provision for uncollectible accounts	590	505
Income from unconsolidated businesses	(428)	(483)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,252)	(2,309)
Other, net	580	471

Net cash provided by operating activities	9,912	9,893

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,655)	(5,824)
Acquisitions, net of cash acquired, and investments	(4,438)	(55)
Proceeds from disposition of businesses	1,326	117
Net change in short-term investments	534	759
Other, net	(689)	247

Net cash used in investing activities	(10,922)	(4,756)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	8	500
Repayments of long-term borrowings and capital lease obligations	(1,947)	(4,765)
Increase in short-term obligations, excluding current maturities	4,374	1,254
Dividends paid	(2,188)	(2,131)
Proceeds from sale of common stock	32	91
Purchase of common stock for treasury	(193)	(86)
Other, net	39	(86)

Net cash provided by (used in) financing activities	125	(5,223)

Decrease in cash and cash equivalents	(885)	(86)
Cash and cash equivalents, beginning of period	2,290	669

Cash and cash equivalents, end of period	$ 1,405	$ 583

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

Separately, on April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005 until the closing of the purchase of those shares. The transaction closed on May 17, 2005 and the additional cash payment was made through May 13, 2005. The total cash payment was $1,121 million. Under the stock purchase agreement, Verizon will pay the Slim entities an adjustment at the end of one year in an amount per MCI share calculated by multiplying (i) 0.7241 by (ii) the amount, if any, by which the price of Verizon’s common stock exceeds $35.52 per share (measured over a 20-day period), subject to a maximum excess amount per Verizon share of $26.98. Under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, this additional cash payment is an embedded derivative which we carry at fair value and is subject to changes in the market price of Verizon stock. Since this derivative does not qualify for hedge accounting under SFAS No. 133, changes in its fair value are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the second quarter of 2005, we recorded pretax income of $20 million in connection with this embedded derivative. After the closing of the stock purchase agreement, Verizon transferred the shares of MCI common stock it had purchased to a trust established pursuant to an agreement between Verizon and the Department of Justice.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts)	2005	2004	2005	2004

Net Income, As Reported	$ 2,113	$ 1,797	$ 3,870	$ 2,996
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	13	13	30	26
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13)	(31)	(30)	(62)

Pro Forma Net Income	$ 2,113	$ 1,779	$ 3,870	$ 2,960

Earnings Per Share

Basic – as reported	$ .76	$ .65	$ 1.40	$ 1.08
Basic – pro forma	.76	.64	1.40	1.07

Diluted – as reported	$ .75	$ .64	$ 1.38	$ 1.07
Diluted – pro forma	.75	.63	1.38	1.06

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2005 was $78 million and $199 million, respectively. For the three and six months ended June 30, 2004, after-tax compensation expense for other stock-based compensation included in net income as reported was $44 million and $95 million, respectively.

4.    Strategic Actions

Severance, Pension and Benefit Charges

During the second quarter of 2004, we recorded pretax pension settlement losses of $31 million ($19 million after-tax). In addition, during the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax). These settlement losses related to employees that received lump-sum distributions in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Tax Matters

As a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million related to prior year investment losses. The investment losses pertain to Grupo Iusacell, S.A. de C.V., CTI Holdings, S.A. and TelecomAsia.

Also during the second quarter of 2005, we recorded a net tax provision of $232 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable federal income tax rate in connection with the repatriation of foreign earnings, provided the criteria described in the law is met. Two of Verizon’s foreign investments repatriated earnings resulting in income taxes of $355 million, partially offset by a tax benefit of $123 million.

Other Special Items

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded pretax charges of $12 million ($7 million after-tax) during the second quarter of 2004 in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax) resulting from the early retirement of debt.

5.    Discontinued Operations

During 2004, we announced our decision to sell Verizon Information Services Canada Inc. to an affiliate of Bain Capital, a global private investment firm, for $1,540 million (Cdn. $1,985 million). The sale closed during the fourth quarter of 2004 and resulted in a gain of $1,017 million ($516 million after-tax). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Verizon Information Services Canada as discontinued operations in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2004.

Summarized results of operations for Verizon Information Services Canada follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	2005	2004

Income from operations of Verizon Information Services Canada before income taxes	$ –	$ 27	$ –	$ 56
Income tax provision	–	(12)	–	(25)

Income on discontinued operations, net of tax	$ –	$ 15	$ –	$ 31

Included in income from operations of Verizon Information Services Canada before income taxes in the preceding table are operating revenues of $80 million and $160 million for the three and six months ended June 30, 2004, respectively.

6.    Sales of Businesses, Net and Assets Held for Sale

During the second quarter of 2004, we entered into an agreement to sell our wireline and directory businesses in Hawaii, including Verizon Hawaii Inc. which operates approximately 700,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select Services Inc. in Hawaii, to an affiliate of The Carlyle Group. This transaction closed during the second quarter of 2005. In connection with this sale, we received net proceeds of $1,326 million and recorded a net pretax gain of $530 million ($336 million after-tax).

As a result of entering into the agreement to sell the Hawaii businesses, we separately classified the assets held for sale and related liabilities in the December 31, 2004 condensed consolidated balance sheet. Additional detail related to the assets held for sale, and related liabilities, follows:

(Dollars in Millions)	At December 31, 2004

Current assets	$ 109
Plant, property and equipment, net	820
Other non-current assets	21

Total assets	$ 950

Debt maturing within one year	$ 125
Other current liabilities	48
Long-term debt	302
Other non-current liabilities	50

Total liabilities	$ 525

7.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

(Dollars in Millions)	Domestic Telecom	Information Services	International	Total

Balance at December 31, 2004	$ 315	$ 77	$ 445	$ 837
Goodwill reclassifications and other	–	–	–	–

Balance at June 30, 2005	$ 315	$ 77	$ 445	$ 837

Other Intangible Assets

The major components and average useful lives of our other intangible assets follow:

	At June 30, 2005		At December 31, 2004
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$ 3,470	$ 3,063	$ 3,444	$ 2,832
Non-network internal-use software (3 to 7 years)	6,998	3,014	6,866	2,997
Other (1 to 25 years)	65	23	62	22

Total	$ 10,533	$ 6,100	$ 10,372	$ 5,851

Unamortized intangible assets:
Wireless licenses	$ 47,568		$ 42,090

Intangible asset amortization expense was $381 million and $752 million for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, intangible asset amortization expense was $347 million and $690 million, respectively. It is estimated to be $748 million for the remainder of 2005, $1,087 million in 2006, $769 million in 2007, $612 million in 2008 and $498 million in 2009, primarily related to customer lists and non-network internal-use software.

8.    Debt

Debt Issuances/Redemptions

On June 24, 2005, we issued a redemption notice for $250 million 6.875% debentures due October 1, 2023 issued by Verizon New England Inc.

Support Agreements and Guarantees

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $13,674 million at June 30, 2005. The carrying value of the available assets reflected in our unaudited condensed consolidated balance sheets was approximately $65.6 billion at June 30, 2005.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of June 30, 2005, $113 million principal amount of this obligation remained outstanding. In addition, Verizon Global Funding has guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of June 30, 2005, $3,475 million principal amount of these obligations remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021 which are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016. In addition, the zero-coupon convertible notes are callable by Verizon Global Funding on or after May 15, 2006. On May 15, 2004, $3,292 million of principal amount of the notes ($1,984 million after unamortized discount) were redeemed by Verizon Global Funding. As of June 30, 2005, the remaining zero-coupon convertible notes were classified as long-term debt maturing within one year since they are redeemable at the option of the holders on May 15, 2006.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

9.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	2005	2004

Net Income	$ 2,113	$ 1,797	$ 3,870	$ 2,996

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(374)	(138)	(545)	(389)
Unrealized gain on net investment hedge	2	–	2	–
Unrealized derivative gains (losses) on cash flow hedges	1	4	3	(17)
Unrealized losses on marketable securities	(20)	(18)	(19)	(6)
Minimum pension liability adjustment	–	11	(1)	(7)

	(391)	(141)	(560)	(419)

Total Comprehensive Income	$ 1,722	$ 1,656	$ 3,310	$ 2,577

The unrealized foreign currency translation loss in 2005 is primarily driven by a decline in the functional currencies on our investments in Vodafone Omnitel N.V. and Compañia Anónima Nacional Teléfonos de Venezuela (CANTV). The unrealized foreign currency translation loss in 2004 is primarily driven by the devaluation of the functional currencies at our investments in Verizon Dominicana, C. por A.,Vodafone Omnitel and CANTV.

During the second quarter of 2005, we entered into a zero cost euro collar to hedge a portion of our net investment in Vodafone Omnitel. In accordance with the provisions of SFAS No. 133, changes in the fair value of this contract due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the impact of foreign currency changes on the value of our net investment in the operation being hedged.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At June 30, 2005	At December 31, 2004

Foreign currency translation adjustments	$ (657)	$ (112)
Unrealized gain on net investment hedge	2	–
Unrealized derivative losses on cash flow hedges	(34)	(37)
Unrealized gains on marketable securities	12	31
Minimum pension liability adjustment	(936)	(935)

Accumulated other comprehensive loss	$ (1,613)	$ (1,053)

10.    Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)	2005	2004	2005	2004

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations	$ 2,113	$ 1,782	$ 3,870	$ 2,965
Income on discontinued operations, net of tax	–	15	–	31

Net income	$ 2,113	$ 1,797	$ 3,870	$ 2,996

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations	$ 2,113	$ 1,782	$ 3,870	$ 2,965
After-tax minority interest expense related to exchangeable equity interest	7	7	14	13
After-tax interest expense related to zero-coupon convertible notes	7	11	14	27

Income before discontinued operations – after assumed conversion of dilutive securities	2,127	1,800	3,898	3,005
Income on discontinued operations, net of tax	–	15	–	31

Net income after assumed conversion of dilutive securities	$ 2,127	$ 1,815	$ 3,898	$ 3,036

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,766	2,770	2,768	2,770

Income before discontinued operations	$ .76	$ .64	$ 1.40	$ 1.07
Income on discontinued operations, net of tax	–	.01	–	.01

Net income	$ .76	$ .65	$ 1.40	$ 1.08

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,766	2,770	2,768	2,770

Effect of dilutive securities:
Stock options	6	5	5	5
Exchangeable equity interest	29	29	29	29
Zero-coupon convertible notes	17	30	17	36

Weighted-average shares outstanding – diluted	2,818	2,834	2,819	2,840

Income before discontinued operations	$ .75	$ .64	$ 1.38	$ 1.06
Income on discontinued operations, net of tax	–	.01	–	.01

Net income	$ .75	$ .64	$ 1.38	$ 1.07

(1) Total per share amounts may not add due to rounding.

Stock options for 253 million shares and 249 million shares for the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price of stock options was greater than the average market price of the common stock. For the three and six months ended June 30, 2004, the number of shares not included in the computation of diluted earnings per share was 255 million.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	2005	2004

External Operating Revenues
Domestic Telecom	$ 9,193	$ 9,300	$ 18,338	$ 18,590
Domestic Wireless	7,825	6,827	15,224	12,976
Information Services	870	889	1,751	1,792
International	530	499	1,040	961

Total segments	18,418	17,515	36,353	34,319
Reconciling items	151	243	395	495

Total consolidated – reported	$ 18,569	$ 17,758	$ 36,748	$ 34,814

Intersegment Revenues
Domestic Telecom	$ 252	$ 192	$ 474	$ 383
Domestic Wireless	21	20	40	33
Information Services	–	–	–	–
International	7	7	14	13

Total segments	280	219	528	429
Reconciling items	(280)	(219)	(528)	(429)

Total consolidated – reported	$ –	$ –	$ –	$ –

Total Operating Revenues
Domestic Telecom	$ 9,445	$ 9,492	$ 18,812	$ 18,973
Domestic Wireless	7,846	6,847	15,264	13,009
Information Services	870	889	1,751	1,792
International	537	506	1,054	974

Total segments	18,698	17,734	36,881	34,748
Reconciling items	(129)	24	(133)	66

Total consolidated – reported	$ 18,569	$ 17,758	$ 36,748	$ 34,814

Operating Income
Domestic Telecom	$ 1,200	$ 1,376	$ 2,454	$ 2,847
Domestic Wireless	1,782	1,615	3,322	2,817
Information Services	406	392	828	823
International	104	183	203	299

Total segments	3,492	3,566	6,807	6,786
Reconciling items	600	135	667	(619)

Total consolidated – reported	$ 4,092	$ 3,701	$ 7,474	$ 6,167

Segment Income
Domestic Telecom	$ 459	$ 636	$ 963	$ 1,326
Domestic Wireless	517	453	950	771
Information Services	255	236	519	499
International	271	287	622	568

Total segment income	1,502	1,612	3,054	3,164
Reconciling items	611	185	816	(168)

Total consolidated net income – reported	$ 2,113	$ 1,797	$ 3,870	$ 2,996

(Dollars in Millions)	At June 30, 2005	At December 31, 2004

Assets
Domestic Telecom	$ 76,024	$ 78,824
Domestic Wireless	75,580	68,027
Information Services	1,490	1,680
International	13,477	14,885

Total segments	166,571	163,416
Reconciling items	2,806	2,542

Total consolidated	$ 169,377	$ 165,958

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	2005	2004

Total Operating Revenues
Hawaii operations	$ 53	$ 146	$ 202	$ 295
Corporate, eliminations and other	(182)	(122)	(335)	(229)

	$ (129)	$ 24	$ (133)	$ 66

Operating Income
Hawaii operations	$ 20	$ 64	$ 78	$ 95
Sales of businesses, net (see Note 6)	530	–	530	–
Severance, pension and benefit charges (see Note 4)	–	(31)	–	(759)
Other special items (see Note 4)	–	91	–	91
Corporate and other	50	11	59	(46)

	$ 600	$ 135	$ 667	$ (619)

Net Income
Sales of businesses, net (see Note 6)	$ 336	$ –	$ 336	$ –
Sales of investments	–	–	–	43
Severance, pension and benefit charges (see Note 4)	–	(19)	–	(465)
Tax benefits (see Note 4)	242	–	242	–
Tax on repatriated earnings (see Note 4)	(232)	–	(232)	–
Other special items (see Note 4)	–	29	–	2
Income on discontinued operations (see Note 5)	–	15	–	31
Corporate and other	265	160	470	221

	$ 611	$ 185	$ 816	$ (168)

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income.

Financial information for Domestic Telecom and Information Services excludes the effects of Hawaii access lines and directory operations sold in the second quarter of 2005 (see Note 6). Financial information for Information Services also excludes the effects of Verizon Information Services Canada (see Note 5).

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

Net Periodic Cost

The following tables summarize the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
Three Months Ended June 30,	Pension		Health Care and Life
	2005	2004	2005	2004

Service cost	$ 180	$ 166	$ 93	$ 70
Interest cost	517	529	379	375
Expected return on plan assets	(837)	(853)	(88)	(100)
Amortization of transition asset	–	(1)	–	–
Amortization of prior service cost	11	14	71	59
Actuarial loss, net	32	12	68	50

Net periodic benefit (income) cost	(97)	(133)	523	454
Termination benefits	–	2	–	2
Termination benefits – Hawaii operations sold	8	–	–	–
Settlement loss	–	31	–	–
Settlement loss – Hawaii operations sold	80	–	–	–
Curtailment loss – Hawaii operations sold	6	–	–	–

Total (income) cost	$ (3)	$ (100)	$ 523	$ 456

	(Dollars in Millions)
Six Months Ended June 30,	Pension		Health Care and Life
	2005	2004	2005	2004

Service cost	$ 362	$ 339	$ 185	$ 140
Interest cost	1,036	1,071	758	753
Expected return on plan assets	(1,676)	(1,728)	(176)	(201)
Amortization of transition asset	–	(2)	1	1
Amortization of prior service cost	22	28	139	119
Actuarial loss, net	73	25	137	100

Net periodic benefit (income) cost	(183)	(267)	1,044	912
Termination benefits	–	4	–	2
Termination benefits – Hawaii operations sold	8	–	–	–
Settlement loss	–	759	–	–
Settlement loss – Hawaii operations sold	80	–	–	–
Curtailment loss – Hawaii operations sold	6	–	–	–

Total (income) cost	$ (89)	$ 496	$ 1,044	$ 914

The termination benefits, settlement loss and curtailment loss amounts pertaining to the Hawaii operations sold were recorded in the condensed consolidated statements of income in Sales of Businesses, Net.

Employer Contributions

In 2005, based on the funded status of the plans at December 31, 2004, we anticipate qualified pension trust contributions of $730 million, including voluntary contributions, $140 million to our nonqualified pension plans and $1,060 million to our other postretirement benefit plans. During the three months ended June 30, 2005, we contributed $28 million to our nonqualified pension plans and $263 million to our other postretirement benefit plans. During the six months ended June 30, 2005, we contributed $698 million to our qualified pension trusts, $74 million to our nonqualified pension plans and $559 million to our other postretirement benefit plans. Federal legislation on pension funding relief was enacted on April 10, 2004. The legislation provides temporary funding relief for the 2004 and 2005 plan years, principally replacing the 30-year treasury rate with a higher corporate bond rate for determining current liability. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2004 continue to be accurate.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D. We elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the fourth quarter of 2003. We anticipate the recognition of the Medicare Drug Act to decrease our accumulated postretirement benefit obligation by $1,337 million. During the three and six months ended June 30, 2005 and 2004 we have reduced our net postretirement benefit cost as follows:

	(Dollars in Millions)
Three Months Ended June 30,	2005	2004

Service cost	$ 6	$ 4
Interest cost	23	19
Actuarial gain	23	13

Net periodic benefit cost	$ 52	$ 36

	(Dollars in Millions)
Six Months Ended June 30,	2005	2004

Service cost	$ 12	$ 8
Interest cost	46	39
Actuarial gain	46	25

Net periodic benefit cost	$ 104	$ 72

Severance Benefits

During the three and six months ended June 30, 2005, we paid severance benefits of $60 million and $122 million, respectively. At June 30, 2005, we had a remaining severance liability of $678 million, which includes future contractual payments to employees separated as of June 30, 2005.

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

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 979	$ 227	$ 17,478	$ (115)	$ 18,569
Operating expenses	(25)	895	170	13,552	(115)	14,477

Operating income	25	84	57	3,926	–	4,092
Equity in earnings of unconsolidated businesses	1,885	7	–	75	(1,788)	179
Income from other unconsolidated businesses	–	–	–	–	–	–
Other income and (expense), net	129	1	1	51	(101)	81
Interest expense	(13)	(43)	(16)	(472)	4	(540)
Minority interest	–	–	–	(717)	–	(717)

Income before provision for income taxes	2,026	49	42	2,863	(1,885)	3,095
Income tax benefit (provision)	87	(15)	(16)	(1,038)	–	(982)

Net income	$ 2,113	$ 34	$ 26	$ 1,825	$ (1,885)	$ 2,113

Condensed Consolidating Statements of Income Six Months Ended June 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 1,952	$ 456	$ 34,561	$ (221)	$ 36,748
Operating expenses	(2)	1,758	338	27,401	(221)	29,274

Operating income	2	194	118	7,160	–	7,474
Equity in earnings of unconsolidated businesses	3,486	15	–	157	(3,286)	372
Income from other unconsolidated businesses	–	–	–	56	–	56
Other income and (expense), net	235	2	2	128	(207)	160
Interest expense	(18)	(85)	(32)	(973)	7	(1,101)
Minority interest	–	–	–	(1,330)	–	(1,330)

Income before provision for income taxes	3,705	126	88	5,198	(3,486)	5,631
Income tax benefit (provision)	165	(40)	(34)	(1,852)	–	(1,761)

Net income	$ 3,870	$ 86	$ 54	$ 3,346	$ (3,486)	$ 3,870

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 982	$ 231	$ 16,626	$ (81)	$ 17,758
Operating expenses	31	901	164	13,042	(81)	14,057

Operating income (loss)	(31)	81	67	3,584	–	3,701
Equity in earnings of unconsolidated businesses	1,741	18	–	181	(1,728)	212
Income from other unconsolidated businesses	–	–	–	–	–	–
Other income and (expense), net	15	1	1	(4)	(15)	(2)
Interest expense	(5)	(41)	(16)	(534)	2	(594)
Minority interest	–	–	–	(676)	–	(676)

Income before provision for income taxes and discontinued operations	1,720	59	52	2,551	(1,741)	2,641
Income tax benefit (provision)	77	(15)	(20)	(901)	–	(859)

Income before discontinued operations	1,797	44	32	1,650	(1,741)	1,782
Income on discontinued operations, net of tax	–	–	–	15	–	15

Net income	$ 1,797	$ 44	$ 32	$ 1,665	$ (1,741)	$ 1,797

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 1,974	$ 465	$ 32,538	$ (163)	$ 34,814
Operating expenses	140	1,887	356	26,427	(163)	28,647

Operating income (loss)	(140)	87	109	6,111	–	6,167
Equity in earnings of unconsolidated businesses	2,954	37	–	350	(2,930)	411
Income from other unconsolidated businesses	–	–	–	72	–	72
Other income and (expense), net	29	8	2	(47)	(28)	(36)
Interest expense	(10)	(82)	(32)	(1,112)	4	(1,232)
Minority interest	–	–	–	(1,153)	–	(1,153)

Income before provision for income taxes and discontinued operations	2,833	50	79	4,221	(2,954)	4,229
Income tax benefit (provision )	163	2	(30)	(1,399)	–	(1,264)

Income before discontinued operations	2,996	52	49	2,822	(2,954)	2,965
Income on discontinued operations, net of tax	–	–	–	31	–	31

Net income	$ 2,996	$ 52	$ 49	$ 2,853	$ (2,954)	$ 2,996

Condensed Consolidating Balance Sheets

At June 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 1,405	$ –	$ 1,405
Short-term investments	–	109	21	1,466	–	1,596
Accounts receivable, net	6	864	112	9,400	(816)	9,566
Other current assets	6,854	160	180	3,939	(7,031)	4,102

Total current assets	6,860	1,133	313	16,210	(7,847)	16,669
Plant, property and equipment, net	1	6,274	1,175	67,683	–	75,133
Investments in unconsolidated businesses	33,691	116	–	8,780	(36,978)	5,609
Other assets	468	476	381	70,871	(230)	71,966

Total assets	$ 41,020	$ 7,999	$ 1,869	$ 163,544	$ (45,055)	$ 169,377

Debt maturing within one year	$ 22	$ 372	$ –	$ 15,294	$ (7,001)	$ 8,687
Other current liabilities	2,234	1,011	149	16,207	(846)	18,755

Total current liabilities	2,256	1,383	149	31,501	(7,847)	27,442
Long-term debt	92	2,725	901	29,582	(230)	33,070
Employee benefit obligations	117	1,895	240	15,858	–	18,110
Deferred income taxes	–	546	239	22,111	–	22,896
Other liabilities	1	183	31	3,737	–	3,952
Minority interest	–	–	–	25,353	–	25,353
Total shareowners’ investment	38,554	1,267	309	35,402	(36,978)	38,554

Total liabilities and shareowners’ investment	$ 41,020	$ 7,999	$ 1,869	$ 163,544	$ (45,055)	$ 169,377

Condensed Consolidating Balance Sheets

At December 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 2,290	$ –	$ 2,290
Short-term investments	–	187	33	2,037	–	2,257
Accounts receivable, net	6	913	151	9,751	(1,020)	9,801
Other current assets	7,632	151	123	4,985	(7,760)	5,131

Total current assets	7,638	1,251	307	19,063	(8,780)	19,479
Plant, property and equipment, net	1	6,444	1,204	66,475	–	74,124
Investments in unconsolidated businesses	32,191	116	–	9,639	(36,091)	5,855
Other assets	408	488	374	65,460	(230)	66,500

Total assets	$ 40,238	$ 8,299	$ 1,885	$ 160,637	$ (45,101)	$ 165,958

Debt maturing within one year	$ 31	$ 168	$ –	$ 11,222	$ (7,828)	$ 3,593
Other current liabilities	2,372	1,217	181	16,718	(952)	19,536

Total current liabilities	2,403	1,385	181	27,940	(8,780)	23,129
Long-term debt	113	2,966	901	31,924	(230)	35,674
Employee benefit obligations	160	1,940	235	15,606	–	17,941
Deferred income taxes	–	571	249	21,712	–	22,532
Other liabilities	2	253	34	3,780	–	4,069
Minority interest	–	–	–	25,053	–	25,053
Total shareowners’ investment	37,560	1,184	285	34,622	(36,091)	37,560

Total liabilities and shareowners’ investment	$ 40,238	$ 8,299	$ 1,885	$ 160,637	$ (45,101)	$ 165,958

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 3,327	$ 310	$ 146	$ 9,285	$ (3,156)	$ 9,912
Net cash from investing activities	(1,181)	(263)	(116)	(9,421)	59	(10,922)
Net cash from financing activities	(2,146)	(47)	(30)	(749)	3,097	125

Net decrease in cash	$ –	$ –	$ –	$ (885)	$ –	$ (885)

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2004
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 2,708	$ 488	$ 94	$ 9,220	$ (2,617)	$ 9,893
Net cash from investing activities	–	(186)	(22)	(4,527)	(21)	(4,756)
Net cash from financing activities	(2,708)	(302)	(72)	(4,779)	2,638	(5,223)

Net decrease in cash	$ –	$ –	$ –	$ (86)	$ –	$ (86)

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

During 2003, under a government-approved plan, remediation commenced at the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in 2003. We expect overall remediation efforts, including soil and ground water remediation and property costs, to take place over the next several years, and our cost estimates may be revised as remediation continues.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s domestic wireline telecommunications business provides local telephone services, including broadband, in 28 states and Washington, D.C. and nationwide long-distance and other communications products and services. The domestic wireline consumer business generally provides local, broadband and long distance services to customers. Our domestic wireline business also provides a variety of services to other telecommunications carriers as well as large and small businesses. Verizon’s domestic wireless business provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Verizon’s international presence includes wireline and wireless communications operations and investments, primarily in the Americas and Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 214,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources to higher growth markets such as wireless, wireline broadband connections, including digital subscriber lines (DSL) and fiber optics to the home (Verizon’s FiOS data product), long distance and other data services as well as expanded services to enterprise markets, rather than to traditional services, where we have been experiencing access line losses. In the second quarter of 2005, revenues from these growth areas increased by 14% compared to the similar period in 2004 and represent 57% of our total revenues, up from 52% of total revenues in the second quarter of 2004. Verizon reported consolidated revenue growth of 4.6% in the second quarter of 2005 compared to the similar period in 2004, led by 14.6% higher revenue at Domestic Wireless and 10.9% total data revenue growth at Domestic Telecom. Verizon added 1,921,000 wireless customers, 278,000 broadband connections and 223,000 long distance lines in the second quarter of 2005.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as the 2003 labor agreements and voluntary separation plans and real estate consolidations and call center routing improvements, has been to significantly change the company’s cost structure and maintain stable operating income margins. Real estate consolidations include our decision to establish a new center in New Jersey for the leadership teams of Domestic Telecom, Domestic Wireless and International.

•

Capital Allocation – Verizon’s capital spending continues to be directed toward growth markets. High-speed wireless data (Evolution-Data Optimized, or EV-DO) services, replacement of copper access lines with fiber optics to the home, as well as expanded services to enterprise markets are examples of areas of capital spending in support of these growth markets. In the six months ended June 30, 2005, approximately 73% of Domestic Telecom and Domestic Wireless capital spending was focused toward these growth areas, compared to 60% in the second quarter of 2004. In 2005, Verizon management expects to spend approximately 15% more than 2004 capital expenditures of $13,259 million in support of growth initiatives. In addition to capital expenditures, Domestic Wireless continues to acquire wireless spectrum in support of expanding data applications and customer base. This includes participation in the Federal Communications Commission (FCC) Auction 58 and the NextWave Telecom Inc. (NextWave) and Qwest Wireless, LLC acquisitions.

•

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners. At June 30, 2005, Verizon’s total debt was $41,757 million, an increase of 6.3% from December 31, 2004 and a decrease of 0.3% from June 30, 2004. As anticipated, Verizon’s debt balance increased in the second quarter of 2005 principally as a result of the acquisitions of wireless spectrum, as well as the purchase of shares of MCI, Inc. from entities affiliated with Carlos Slim Helu (see “Other Factors That May Affect Future Results – Recent Developments”).

Supporting these key focus areas are continuing initiatives to more effectively package and add more value to our products and services. In 2004, Verizon announced a deployment expansion of FiOS in several states in our service territory. Our FiOS high-speed data services are currently available in 15 states, and we are on track to meet our goal of passing three million premises by the end of 2005. Verizon plans to begin offering video on the FiOS network later this year in some of our service areas which will include cable and broadcast channels, hundreds of other digital video channels, high-definition programming, video-on-demand content, music channels and an interactive programming guide. Significant capital expenditures in connection with the video infrastructure have been made, including completing construction of two national super head ends and substantial progress made in building regional video hub offices. Progress is also being made in securing video franchises; we currently have franchises in eight markets and are nearing completion in another 15 markets. Innovative product bundles include local wireline, long distance, wireless and broadband services for consumer and general business retail customers. In our enterprise markets, we are broadening our presence having expanded our national network and by increasing our portfolio of advanced data services. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Domestic Telecom revenues over the past several years.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business while at the same time provide new and innovative products and services for our customers. We are continuing to expand the areas where we are offering Broadband Access, our EV-DO service which provides typical data downloads of 300-500 kilobits per second. During the second quarter of 2005, Domestic Wireless expanded its broadband network to 50 major metropolitan markets and 57 airports. Domestic Wireless’s broadband network is the largest in the U.S. and reaches one-third of the U.S. population. Our goal is to reach approximately one-half of the U.S. population by year-end 2005. During the first quarter of 2005, we launched V CAST, our consumer broadband wireless service offering, which provides customers with unlimited access to a variety of video and gaming content on EV-DO handsets. In the second quarter of 2005, V CAST customers increased by 129%.

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

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Domestic Telecom	$ 9,445	$ 9,492	(.5)%	$ 18,812	$ 18,973	(.8)%
Domestic Wireless	7,846	6,847	14.6	15,264	13,009	17.3
Information Services	870	889	(2.1)	1,751	1,792	(2.3)
International	537	506	6.1	1,054	974	8.2
Corporate & Other	(182)	(122)	49.2	(335)	(229)	46.3
Revenues of Hawaii operations sold	53	146	(63.7)	202	295	(31.5)

Consolidated Revenues	$ 18,569	$ 17,758	4.6	$ 36,748	$ 34,814	5.6

Consolidated revenues in the second quarter of 2005 were higher by $811 million, or 4.6% and $1,934 million, or 5.6% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were primarily the result of significantly higher revenues at Domestic Wireless, partially offset by lower revenues at Domestic Telecom and the sale of Hawaii operations in the second quarter of 2005.

Domestic Wireless’s revenues increased by $999 million, or 14.6% in the second quarter of 2005 and $2,255 million, or 17.3% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were primarily due to a 17.1% increase in customers as of June 30, 2005 compared to June 30, 2004, partially offset by decreases in average service revenue per customer (ARPU). ARPU decreased by 2.7% to $49.42 in the second quarter of 2005 and by 0.4% to $49.23 for the six months ended June 30, 2005 compared to the similar periods in 2004, primarily due to pricing changes to our America’s Choice and Family Share plans earlier this year, partially offset by higher data revenues. Increases in handsets sold and increased equipment upgrades also drove increases in equipment and other revenue in the second quarter of 2005 and for the six months ended June 30, 2005 compared to the similar periods in 2004.

Revenues at Domestic Telecom declined during the second quarter of 2005 by $47 million, or 0.5% and $161 million, or 0.8% for the six months ended June 30, 2005 compared to the similar periods in 2004 primarily due to lower revenues from local services, partially offset by higher long distance and other services revenues. The decline in local service revenues of $165 million, or 3.6% in the second quarter of 2005 and $362 million, or 3.9% for the six months ended June 30, 2005 compared to the similar periods in 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 5.5% decline in switched access lines in service from June 30, 2004, driven by the effects of competition and technology substitution. Long distance service revenues increased $69 million, or 6.7% in the second quarter of 2005 and $153 million, or 7.6% for the six months ended June 30, 2005 compared to the similar periods in 2004, principally as a result of customer growth from our interLATA long distance services. We added 223,000 long distance lines in the second quarter of 2005 and 597,000 long distance lines in the six months ended June 30, 2005, for a total of 18.0 million long distance lines nationwide, representing an 8.8% increase in long distance lines from June 30, 2004. Revenues from other services increased by $35 million, or 4.0% in the second quarter, and $29 million, or 1.7% for the six months ended June 30, 2005 compared to the similar periods in 2004 as a result of higher sales of voice and data customer premises equipment services.

Lower revenue of Hawaii operations sold of $93 million, or 63.7% during the second quarter of 2005 and $93 million, or 31.5% for the six months ended June 30, 2005 compared to the similar periods in 2004 are the result of the sale during the second quarter of 2005 of our wireline and directory operations in Hawaii.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 6,258	$ 5,620	11.4%	$ 12,381	$ 11,110	11.4%
Selling, general and administrative expense	5,253	5,000	5.1	10,467	10,675	(1.9)
Depreciation and amortization expense	3,496	3,437	1.7	6,956	6,862	1.4
Sale of businesses, net	(530)	–	nm	(530)	–	nm

Total Operating Expenses	$ 14,477	$ 14,057	3.0	$ 29,274	$ 28,647	2.2

nm – Not meaningful

Cost of Services and Sales

Consolidated cost of services and sales in the second quarter of 2005 increased $638 million, or 11.4% and $1,271 million, or 11.4% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were driven by higher wireless network costs, increases in wireless equipment costs, increases in pension and other postretirement benefit costs and higher costs associated with our wireline growth businesses, including long distance and broadband connections.

The higher wireless network costs were driven by increased minutes of use (MOUs) on the wireless network in the second quarter of 2005 and for the six months ended June 30, 2005 compared to the similar periods in 2004, partially offset by lower roaming, local interconnection and long distance rates. Cost of wireless equipment sales increased in second quarter of 2005 and for the six months ended June 30, 2005 compared to the similar periods in 2004 primarily as a result of an increase in wireless devices sold due to an increase in gross activations and equipment upgrades in the second quarter of 2005 and for the six months ended June 30, 2005 compared to the similar periods in 2004.

Costs in this period were impacted by increased pension and other postretirement benefit costs. As of December 31, 2004, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.25% in 2004 to 5.75% in 2005, consistent with interest rate levels at the end of 2004. Further, there was an increase in the retiree health care cost trend rates. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past few years, resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $330 million in the second quarter of 2005 and $680 million for the six months ended June 30, 2005, compared to net pension and postretirement benefit expense of $271 million and $550 million in the second quarter of 2004 and six months ended June 30, 2004, respectively.

Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including a 2,400, or 1.7% increase in the number of Domestic Telecom employees as of June 30, 2005 compared to June 30, 2004. Further, both the quarter and year-to-date comparisons were affected by a favorable adjustment to our interconnection expense in connection with the MCI settlement in the second quarter of 2004.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the second quarter of 2005 increased $253 million, or 5.1% and decreased $208 million, or 1.9% for the six months ended June 30, 2005 compared to the similar periods in 2004. Increases in salary and benefits costs, sales commissions, advertising and promotion expenses in the second quarter of 2005 and for the six months ended June 30, 2005 were partially offset by lower non-income taxes and reduced bad debt costs. In addition, the second quarter of 2004 included the favorable resolution in the second quarter of 2004 of a 2003 TELPRI charge. Special and non-recurring charges in selling, general and administrative expense in the second quarter of 2004 and six months ended June 30, 2004 were $(60) million and $668 million, respectively. There were no special and non-recurring items in selling, general and administrative expense in 2005.

Special and non-recurring charges recorded during the second quarter of 2004 and six months ended June 30, 2004 included $31 million and $759 million, respectively, related to pension settlement losses incurred in connection with the voluntary separation of approximately 21,000 employees in the fourth quarter of 2003 who received lump-sum distributions during the 2004 periods. Special and non-recurring charges in the second quarter of 2004 also included an expense credit of $204 million resulting from the favorable resolution of pre-bankruptcy amounts due from MCI, Inc., partially offset by a charge of $113 million related to operating asset losses.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the second quarter of 2005 increased $59 million, or 1.7% and $94 million, or 1.4% for the six months ended June 30, 2004 compared to the similar periods in 2004 primarily due to increased depreciation expense related to the increase in depreciable assets, partially offset by lower Domestic Telecom depreciation rates.

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii and recorded a pretax gain of $530 million.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $33 million, or 15.6% in the second quarter of 2005 and by $39 million, or 9.5% for the six months ended June 30, 2005 compared to the similar periods in 2004. The decreases were primarily driven by reduced equity income resulting from the sale of our 20.5% interest in TELUS Corporation in the fourth quarter of 2004.

Income From Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $16 million, or 22.2% for the six months ended June 30, 2005 compared to the similar period in 2004, primarily driven by a pretax gain of $43 million recorded in connection with the sale of an investment in Iowa Telecom preferred stock, and Taiwan Cellular Corporation share sales in the first quarter of 2004, partially offset by a gain on the sale of a small international wireless investment in first quarter of 2005.

Other Income and (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Interest income	$ 33	$ 16	nm	$ 71	$ 68	4.4%
Foreign exchange gains (losses), net	1	(13)	nm	1	(37)	nm
Other, net	47	(5)	nm	88	(67)	nm

Total	$ 81	$ (2)	nm	$ 160	$ (36)	nm

nm – Not meaningful

The increases in other income and expense, net in the second quarter of 2005 and for the six months ended June 30, 2005 compared to the similar periods in 2004 were primarily due to other, net income in the current periods compared to other, net expenses in the prior year periods and foreign exchange losses in the prior year periods. Other, net income in the second quarter of 2005 includes gains on investments and the six months ended June 30, 2005 includes leased asset gains. Other, net expenses for the six months ended June 30, 2004 were driven by costs of $43 million recorded in connection with the early retirement of debt.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Interest expense	$ 540	$ 594	(9.1)%	$ 1,101	$ 1,232	(10.6)%
Capitalized interest costs	104	40	nm	163	75	nm

Total interest costs on debt balances	$ 644	$ 634	1.6	$ 1,264	$ 1,307	(3.3)

Average debt outstanding	$ 41,144	$ 43,415	(5.2)	$ 40,355	$ 44,425	(9.2)
Effective interest rate	6.3%	5.8%		6.3%	5.9%

nm – Not meaningful

Interest expense in the second quarter of 2005 decreased $54 million, or 9.1% and $131 million, or 10.6% for the six months ended June 30, 2005 compared to the similar periods in 2004 as a result of lower average debt levels and increased capitalization of interest, partially offset by higher average interest rates.

Minority Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Minority interest	$ 717	$ 676	6.1%	$ 1,330	$ 1,153	15.4%

The increase in minority interest expense in the second quarter of 2005 and for the six months ended June 30, 2005 compared to the similar periods in 2004 is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone), partially offset by lower earnings at Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Provision for income taxes	$ 982	$ 859	14.3%	$ 1,761	$ 1,264	39.3%
Effective income tax rate	31.7%	32.5%		31.3%	29.9%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. Our effective income tax rates in the second quarter of 2005 and for the six months ended June 30, 2005 were impacted by higher state income tax rates and lower foreign-related tax benefits, offset by tax benefits related to tax settlements. In addition, as a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million related to prior year investments losses, which was largely offset by a net tax provision of $232 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004. Our effective income tax rates in the second quarter of 2004 and six months ended June 30, 2004 were favorably impacted by tax benefits related to deferred tax balance adjustments and expense credits that were not taxable. In addition, we recorded a tax benefit resulting from an Internal Revenue Service audit settlement in the six months ended June 30, 2004.

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

Domestic Telecom

Domestic Telecom provides local telephone services, including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 28 states and Washington, D.C. As discussed earlier under “Consolidated Results of Operations,” we recently sold wireline properties in Hawaii representing approximately 700,000 access lines or 1% of the total Domestic Telecom switched access lines in service. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii properties that have been sold. This segment also provides long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Local services	$ 4,427	$ 4,592	(3.6)%	$ 8,846	$ 9,208	(3.9)%
Network access services	3,017	3,003.5		6,077	6,058.3
Long distance services	1,092	1,023	6.7	2,163	2,010	7.6
Other services	909	874	4.0	1,726	1,697	1.7

	$ 9,445	$ 9,492	(.5)	$ 18,812	$ 18,973	(.8)

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

The decline in local service revenues of $165 million, or 3.6% in the second quarter of 2005 and $362 million, or 3.9% for the six months ended June 30, 2005 compared to the similar periods in 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 5.5% decline in switched access lines in service from June 30, 2004. This revenue decline was mainly driven by the effects of competition and technology substitution. Technology substitution affected local service revenue growth in the quarter and six month periods, as indicated by declining demand for residential access lines of 6.8% at June 30, 2005 compared to June 30, 2004, as more customers substituted wireless services for traditional landline services. At the same time, basic business access lines have declined 3.0% at June 30, 2005 compared to June 30, 2004, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

In the first quarter of 2005, the FCC adopted significant new unbundling rules which eliminated the requirement to unbundle mass market local switching on a nationwide basis. See “Other Factors That May Affect Future Results – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning UNEs. Due to a decision by two major competitors to deemphasize their local market initiatives, wholesale voice connections (commercial local wholesale arrangements, UNE platform and resale lines) declined 204,000 in the second quarter of 2005, and 404,000 for the six months ended June 30, 2005, to 6.2 million as of June 30, 2005, which reflected a 6.4% decrease compared to June 30, 2004.

We continue to seek opportunities to retain and win-back customers. Our Freedom service plans offer local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Since 2003, we have introduced our Freedom service plans in nearly all of our key markets. As of June 30, 2005, approximately 60% of Verizon’s residential customers have purchased local services in combination with either Verizon long distance or Verizon DSL, or both. For small businesses, we have also rolled out Verizon Freedom for Business in eleven markets, covering approximately 86% of business access lines.

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

Network access services revenues increased by $14 million, or 0.5% in the second quarter of 2005 and by $19 million, or 0.3% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were principally due to increased DSL and special access revenues offsetting the impact of decreasing switched MOUs and access lines, and mandated price reductions associated with federal and state price cap filings and other regulatory decisions. We added 657,000 new broadband connections in the six months ended June 30, 2005, including 278,000 in the second quarter, for a total of 4.1 million lines at June 30, 2005, representing a 43.7% increase from June 30, 2004. Customer demand for high capacity and digital data services grew 10.9% in the second quarter of 2005 and 11.2% for the six months ended June 30, 2005 compared to the similar periods in 2004. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Switched MOUs declined 6.9% in the second quarter of 2005 and 8.1% for the six months ended June 30, 2005 from the prior year periods, reflecting the impact of access line loss and wireless substitution.

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

Long distance service revenues increased $69 million, or 6.7% in the second quarter of 2005 and $153 million, or 7.6% for the six months ended June 30, 2005 compared to the similar periods in 2004, principally as a result of customer growth from our interLATA long distance services. We added 223,000 long distance lines in the second quarter of 2005 and 597,000 long distance lines in the six months ended June 30, 2005, for a total of 18.0 million long distance lines nationwide, representing an 8.8% increase in long distance lines from June 30, 2004. The introduction of our Freedom service plans continues to stimulate growth in long distance services. As of June 30, 2005, approximately 50% of our local wireline residential customers have chosen Verizon as their long distance carrier.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses.

Revenues from other services increased by $35 million, or 4.0% in the second quarter, and $29 million, or 1.7% for the six months ended June 30, 2005 compared to the similar periods in 2004. Revenue increases resulting from higher sales of voice and data customer premises equipment services exceeded declines associated with the sale of non-strategic businesses and reduced business volumes related to billing and collection services and public telephone services.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 3,855	$ 3,604	7.0%	$ 7,701	$ 7,274	5.9%
Selling, general and administrative expense	2,192	2,303	(4.8)	4,272	4,415	(3.2)
Depreciation and amortization expense	2,198	2,209	(.5)	4,385	4,437	(1.2)

	$ 8,245	$ 8,116	1.6	$ 16,358	$ 16,126	1.4

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

Cost of services and sales increased by $251 million, or 7.0% in the second quarter of 2005 and $427 million, or 5.9% for the six months ended June 30, 2005 compared to the similar periods in 2004. Both periods in 2005 were impacted by increased pension and other postretirement benefit costs. As of December 31, 2004, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.25% in 2004 to 5.75% in 2005, consistent with interest rate levels at the end of 2004. Further, there was an increase in the retiree health care cost trend rates. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past few years, resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $315 million in the second quarter of 2005 and $619 million for the six months ended June 30, 2005, compared to net pension and postretirement benefit expense of $224 million and $442 million in the second quarter of 2004 and six months ended June 30, 2004, respectively. Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including a 2,400, or 1.7% increase in the number of employees as of June 30, 2005 compared to June 30, 2004. Further, both the quarter and year-to-date comparisons were affected by a favorable adjustment to our interconnection expense in connection with the MCI settlement in the second quarter of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expense decreased by $111 million, or 4.8% in the second quarter of 2005 and $143 million, or 3.2% for the six months ended June 30, 2005 compared to the similar periods in 2004. These decreases included lower non-income taxes principally related to gross receipts and property, and reduced bad debt costs, partially offset by a gain on the sale of a small business unit during the six months ended June 30, 2004.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $11 million, or 0.5% in the second quarter of 2005 and $52 million, or 1.2% for the six months ended June 30, 2005 compared to the similar periods in 2004, was mainly driven by lower rates of depreciation.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 459	$ 636	(27.8)%	$ 963	$ 1,326	(27.4)%

Segment income decreased by $177 million, or 27.8% in the second quarter of 2005 and by $363 million, or 27.4% for the six months ended June 30, 2005 compared to the similar periods in 2004, primarily as a result of the after-tax impact of operating revenues and operating expenses described above and favorable deferred tax balance adjustments in the prior year periods.

Special and non-recurring items in all periods include the results of operations of the Hawaii wireline operations sold in the second quarter of 2005 (See “Consolidated Results of Operations”). Special and non-recurring items not included in Domestic Telecom’s segment income totaled $(199) million and $(57) million in the second quarter of 2005 and 2004, respectively. Special and non-recurring items in the second quarter of 2005 included Hawaii results of operations and a gain of $191 million on the sale of the Hawaii wireline operations. Special and non-recurring items in the second quarter of 2004 included Hawaii results of operations and an expense credit resulting from the favorable resolution of pre-bankruptcy amounts due from MCI, partially offset by operating asset losses pertaining to our international long distance and data network, pension settlement losses and costs associated with the early retirement of debt. Special and non-recurring items during the six months ended June 30, 2005 of $(223) million related to the Hawaii results of operations and gain on sale. Special and non-recurring items totaling $354 million for the six months ended June 30, 2004 included additional pension settlement losses and early retirement of debt costs as well as a gain on the sale of an investment and Hawaii results of operations.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Wireless sales and services	$ 7,846	$ 6,847	14.6%	$ 15,264	$ 13,009	17.3%

Revenues earned from our consolidated wireless segment grew by $999 million, or 14.6% in the second quarter of 2005 and $2,255 million, or 17.3% for the six months ended June 30, 2005 compared to the similar periods in 2004. Service revenue of $6,874 million in the second quarter of 2005 was $831 million, or 13.8% higher than the similar period in 2004, and service revenue of $13,431 million for the six months ended June 30, 2005 was $1,887 million, or 16.3% higher than the similar period in 2004. The service revenue increases were primarily due to a 17.1% increase in customers as of June 30, 2005 compared to June 30, 2004, partially offset by decreases in ARPU. Equipment and other revenue increased $168 million, or 20.9% in the second quarter of 2005 and $368 million, or 25.1% for the six months ended June 30, 2005 compared to the similar periods in 2004 principally as a result of increases in wireless devices sold.

We ended the second quarter of 2005 with approximately 47.4 million customers, compared to 40.4 million customers at the end of the second quarter of 2004. More than 1.9 million net customers were added during the second quarter of 2005 compared to 1.5 million during the second quarter of 2004. We added 3.6 million net customers during the six months ended June 30, 2005 compared to 2.9 million during the similar period in 2004. Retail net additions accounted for more than 99% of the total net additions. The overall composition of our customer base as of June 30, 2005 was 93% retail postpaid, 3% retail prepaid and 4% resellers. As of June 30, 2005, approximately 46.3 million, or 98% of our customers subscribe to digital service compared to 95% at June 30, 2004. In addition, our average monthly churn rate, the rate at which customers disconnect service, decreased to 1.2% in the second quarter of 2005 and decreased to 1.3% for the six months ended June 30, 2005 compared to 1.4% in the second quarter of 2004 and 1.5% for the six months ended June 30, 2004. Retail postpaid churn decreased to 1.0% in the second quarter of 2005 and decreased to 1.1% for the six months ended June 30, 2005 compared to 1.2% in the second quarter of 2004 and 1.3% for the six months ended June 30, 2004.

ARPU decreased 2.7% to $49.42 in the second quarter of 2005 and by 0.4% to $49.23 for the six months ended June 30, 2005 compared to the similar periods in 2004, primarily due to pricing changes to our America’s Choice and Family Share plans earlier this year. Partially offsetting these decreases was a 62% increase in data revenue per customer in the second quarter of 2005 and a 69% increase for the six months ended June 30, 2005 compared to the similar periods in 2004, driven by increased use of our messaging and other data services. Data revenues of $483 million, or 7% of service revenues in the second quarter of 2005 increased by $228 million, or 89% compared to the similar period in 2004. Data revenues of $898 million, or 6.7% of service revenues for the six months ended June 30, 2005 increased $444 million, or 98% compared to the similar period in 2004. Data revenue represented 4.2% and 3.9% of service revenues in the second quarter of 2004 and for the six months ended June 30, 2004, respectively.

The increases in equipment revenue were attributed to an increase in wireless devices sold in the second quarter of 2005 and the six months ended June 30, 2005 compared to the similar periods in 2004. The increases in units sold were driven by an increase in gross retail customer additions as well as equipment upgrades in the second quarter of 2005 and the six months ended June 30, 2005, compared to the similar periods in 2004.

Operating Expenses

Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 2,282	$ 1,854	23.1%	$ 4,380	$ 3,512	24.7%
Selling, general and administrative expense	2,607	2,275	14.6	5,237	4,522	15.8
Depreciation and amortization expense	1,175	1,103	6.5	2,325	2,158	7.7

	$ 6,064	$ 5,232	15.9	$ 11,942	$ 10,192	17.2

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $428 million, or 23.1% for the second quarter of 2005 and $868 million, or 24.7% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were primarily due to higher wireless network costs in the current year periods caused by increased MOUs on the wireless network, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 29.6% in the second quarter of 2005 and 31.6% for the six months ended June 30, 2005 compared to the similar periods in 2004. The increases were primarily attributed to an increase in wireless devices sold, driven by higher gross retail activations and equipment upgrades for the second quarter of 2005 and the six months ended June 30, 2005, compared to the similar periods in 2004.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $332 million, or 14.6% in the second quarter of 2005 and $715 million, or 15.8% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were primarily due to an increase in salary and benefits expense of $97 million for the second quarter of 2005 and $259 million for the six months ended June 30, 2005, compared to the similar periods in 2004. The salary and benefits expense increase was the result of higher per employee salary and benefit costs and an increase in employees, primarily in the sales and customer care areas. The increase in the per employee salary and benefits cost was principally driven by an increase in costs in the first six months of 2005 of approximately $120 million related to our long term incentive program. Also contributing to the increases was a $88 million aggregate increase in sales commissions in our direct and indirect channels for the second quarter of 2005 and a $131 million increase for the six months ended June 30, 2005, compared to the similar periods in 2004, primarily related to the increase in gross customer additions and customer renewals in the current year periods. Advertising and promotion expenses increased by $57 million in the second quarter of 2005 and $154 million for the six months ended June 30, 2005, compared to the similar periods in 2004.

Depreciation and Amortization Expense

Depreciation and amortization increased by $72 million, or 6.5% in the second quarter of 2005 and $167 million, or 7.7% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 517	$ 453	14.1%	$ 950	$ 771	23.2%

Segment income increased by $64 million, or 14.1% in the second quarter of 2005 and by $179 million, or 23.2% for the six months ended June 30, 2005 compared to the similar periods in 2004 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. Increases in minority interest were principally due to the increased earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business comprises print yellow pages directories, SuperPages.com, our online directory and search services, and SuperPages On the Go, our directory and information services on wireless telephones.

In connection with the sale of Verizon’s wireline properties in Hawaii discussed earlier under “Consolidated Results of Operations,” we recently sold our directory operations in Hawaii. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii operations that have been sold. In 2004, Verizon sold Verizon Information Services Canada, its directory operations in Canada, to an affiliate of Bain Capital, a private investment firm, for $1.6 billion. Prior years’ results of operations for this business unit are classified as discontinued operations in accordance with SFAS No. 144, and are excluded from Information Services segment results.

Operating Revenues

Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Operating Revenues	$ 870	$ 889	(2.1)%	$ 1,751	$ 1,792	(2.3)%

Operating revenues decreased $19 million, or 2.1% in the second quarter of 2005, and $41 million, or 2.3% for the six months ended June 30, 2005 compared to the similar periods in 2004. These decreases were primarily due to reduced domestic print advertising revenue. SuperPages.com continues to achieve strong growth as demonstrated by an increase in revenue of 28.6% in the second quarter of 2005 and 26.9% for the six months ended June 30, 2005.

Operating Expenses

Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 148	$ 135	9.6%	$ 303	$ 268	13.1%
Selling, general and administrative expense	293	341	(14.1)	574	659	(12.9)
Depreciation and amortization expense	23	21	9.5	46	42	9.5

	$ 464	$ 497	(6.6)	$ 923	$ 969	(4.7)

Cost of services and sales increased $13 million, or 9.6% in the second quarter of 2005 and $35 million, or 13.1% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases were primarily due to higher printing and distribution costs and higher costs associated with SuperPages.com. Selling, general and administrative expenses decreased $48 million, or 14.1% in the second quarter of 2005 and $85 million, or 12.9% for the six months ended June 30, 2005 compared to the similar periods in 2004. These decreases were primarily due to cost reductions and reduced bad debt, partially offset by higher costs associated with pension and benefits.

Segment Income

Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 255	$ 236	8.1%	$ 519	$ 499	4.0%

Segment income increased $19 million, or 8.1% in the second quarter of 2005 and $20 million, or 4.0% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases are primarily the result of the after-tax impact of operating revenues and operating expenses described above and lower interest expense.

Special and non-recurring items in all periods include the results of operations of the Hawaii directory operations sold in the second quarter of 2005 and the results of operations of Verizon Information Services Canada (See “Consolidated Results of Operations”). Special and non-recurring items not included in Information Services’ segment income were $(2) million and $(22) million in the second quarter of 2005 and 2004, respectively. Special and non-recurring items not included in Information Services’ segment income were $(10) million and $(38) million for the six months ended June 30, 2005 and 2004, respectively. The special and non-recurring items in the six months ended June 30, 2004 also include pension settlement losses for employees that received lump-sum distributions during the first quarter of 2004 under a voluntary separation plan.

International

Our International segment includes investments in international wireline and wireless telecommunication operations primarily in the Americas and Europe. Our consolidated international investments as of June 30, 2005 included Verizon Dominicana, C. por A. (Verizon Dominicana) in the Dominican Republic, TELPRI in Puerto Rico, and Micronesian Telecommunications Corporation in the Northern Mariana Islands. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Operating Revenues	$ 537	$ 506	6.1%	$ 1,054	$ 974	8.2%

Revenues generated by our international businesses increased by $31 million, or 6.1% in the second quarter of 2005 and $80 million, or 8.2% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases are primarily due to the appreciation of the Dominican Republic peso and operational growth at Verizon Dominicana, partially offset by a favorable adjustment to carrier access revenues at TELPRI in the second quarter of 2004.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 186	$ 156	19.2%	$ 363	$ 303	19.8%
Selling, general and administrative expense	161	87	85.1	318	215	47.9
Depreciation and amortization expense	86	80	7.5	170	157	8.3

	$ 433	$ 323	34.1	$ 851	$ 675	26.1

Cost of Services and Sales

Cost of services and sales increased $30 million, or 19.2% in the second quarter of 2005 and $60 million, or 19.8% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases primarily reflect higher variable costs at TELPRI and Verizon Dominicana as well as the appreciation of the Dominican Republic peso.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $74 million, or 85.1% in the second quarter of 2005 and $103 million, or 47.9% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases reflect the favorable resolution in the second quarter of 2004 of a 2003 TELPRI charge recorded as a result of an adverse Puerto Rico Circuit Court of Appeals ruling on intra-island long distance access rates and the appreciation of the Dominican Republic peso.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6 million, or 7.5% in the second quarter of 2005 and $13 million, or 8.3% for the six months ended June 30, 2005 compared to the similar periods in 2004. These increases primarily reflect the appreciation of the Dominican Republic peso.

Segment Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 271	$ 287	(5.6)%	$ 622	$ 568	9.5%

Segment income decreased $16 million, or 5.6% in the second quarter of 2005 and increased $54 million, or 9.5% for the six months ended June 30, 2005 compared to the similar periods in 2004. The decrease in the second quarter of 2005 reflects Verizon’s share (after minority interest) of the after-tax impact of operating revenues and operating expenses previously described and the decrease in equity in earnings of unconsolidated businesses, partially offset by lower income taxes and an increase in interest income and foreign exchange gains. The increase for the six months ended June 30, 2005 reflects an increase in income from other unconsolidated businesses, lower income taxes and an increase in interest income and foreign exchange gains, partially offset by Verizon’s share (after minority interest) of the after-tax impact of operating revenues and operating expenses previously described as well as lower equity in earnings of unconsolidated businesses.

Equity in earnings of unconsolidated businesses decreased $41 million, or 16.5% in the second quarter of 2005 and $55 million, or 11.3% for the six months ended June 30, 2005 compared to similar periods in 2004. These decreases reflect lower equity income due to the sale of our equity investment in TELUS in 2004.

Income from other unconsolidated businesses increased $27 million, or 93.1% for the six months ended June 30, 2005 compared to the similar period in 2004. The increase reflects higher gains realized in the six months ending June 30, 2005 from the sale of investments compared to the similar period in 2004.

Special and non-recurring items not included in International’s segment income totaled $(10) million for the second quarter of 2005 and six months ended June 30, 2005 related to tax benefits realized in connection with prior years’ investment losses of $(242) million, largely offset by a net tax provision of $232 million on the repatriation of foreign earnings. Special and non-recurring item not included in International’s segment income totaled $1 million for the six months ended June 30, 2004 related to pension settlement losses for employees that received lump-sum distributions during the first quarter of 2004 under a voluntary separation plan.

Special Items

Sales of Businesses and Investment, Net

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii, including Verizon Hawaii Inc. which operates approximately 700,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select Services Inc. in Hawaii, to an affiliate of The Carlyle Group for $1,326 million in cash proceeds. In connection with this sale, we recorded a pretax gain of $530 million ($336 million after-tax, or $.12 per diluted share).

Sale of Investment

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax, or $.02 per diluted share) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income.

Tax Matters

As a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million ($.09 per diluted share) related to prior year investment losses. The investment losses pertain to Grupo Iusacell, S.A. de C.V., CTI Holdings, S.A. and TelecomAsia.

Also during the second quarter of 2005, we recorded a net tax provision of $232 million ($.08 per diluted share) related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable federal income tax rate in connection with the repatriation of foreign earnings, provided the criteria described in the law is met. Two of Verizon’s foreign investments repatriated earnings resulting in income taxes of $355 million, partially offset by a tax benefit of $123 million.

Severance, Pension and Benefit Charges

During the second quarter of 2004, we recorded pretax pension settlement losses of $31 million ($19 million after-tax, or $.01 per diluted share). In addition, during the first quarter of 2004, we recorded pretax pension settlement losses of $728 million ($446 million after-tax, or $.16 per diluted share). These settlement losses related to employees that received lump-sum distributions in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Other Special Items

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax, or $.04 per diluted share) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax, or $.03 per diluted share) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded pretax charges of $12 million ($7 million after-tax, or less than $.01 per diluted share) during the second quarter of 2004 in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax, or $.01 per diluted share) resulting from the early retirement of debt.

Consolidated Financial Condition

	Six Months Ended June 30,
(Dollars in Millions)	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$ 9,912	$ 9,893	$ 19
Investing activities	(10,922)	(4,756)	(6,166)
Financing activities	125	(5,223)	5,348

Decrease in Cash and Cash Equivalents	$ (885)	$ (86)	$ (799)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Our cash from operating activities for the six months ended June 30, 2005 increased slightly compared to the similar period of 2004. During the six months ended June 30, 2005, we made significant cash payments related to higher pension fund contributions, minority interest dividends paid and income taxes, including taxes paid in the first quarter of 2005 related to fourth quarter 2004 sales of Verizon Information Services Canada and TELUS shares, partially offset by significant repatriations of foreign earnings of unconsolidated businesses. The six months ended June 30, 2004 includes significant severance payments in the first quarter of 2004 related to the 2003 voluntary separation plan.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Total capital expenditures, including capitalized software, were $7,655 million for the six months ended June 30, 2005 compared to $5,824 million for the six months ended June 30, 2004. We invested

$4,044 million in our Domestic Telecom business during the six months ended June 30, 2005 compared to $2,942 million in the similar period in 2004. We also invested $3,339 million in our Domestic Wireless business during the six months ended June 30, 2005 compared to $2,747 million in the similar period in 2004. The increase in capital spending of both Domestic Telecom and Domestic Wireless represents our continuing effort to invest in high growth areas including wireless, long distance, DSL and other wireline data initiatives.

Capital spending, including capitalized software, is expected to increase by 15% in 2005.

We invested $4,438 million in acquisitions and investments in businesses during the six months ended June 30, 2005, including $3,003 million to acquire NextWave’s personal communications services licenses, $677 million primarily to acquire 63 broadband wireless licenses in connection with FCC auction 58, $418 million to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets in several existing and new markets, $230 million to purchase spectrum from MetroPCS, Inc. and $49 million for other wireless properties. During the six months ended June 30, 2004, we invested $55 million in acquisitions and investments in businesses primarily related to Verizon’s limited partnership investments in entities that invest in affordable housing projects. During the six months ended June 30, 2005, we received cash proceeds of $1,326 million in connection with the sale of Verizon’s wireline and directory operations in Hawaii. During the six months ended June 30, 2004, we received cash proceeds of $117 million from the sale of a small business unit.

Other, net investing activities during the six months ended June 30, 2005 includes $1,121 million for the purchase of 43.4 million shares of MCI stock from eight entities affiliated with Carlos Slim Helu, partially offset by cash proceeds of $276 million from leasing activities and $102 million from the sale of a small international investment. Other, net investing activities for the six months ended June 30, 2004 includes net cash proceeds received in connection with the sale of investments, including Iowa Telecom preferred stock.

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

Cash Flows Used In Financing Activities

The net cash proceeds of $2,435 million from the increase in our total debt during the six months ended June 30, 2005 was primarily due to an increase in our short-term borrowings of $4,374 million, partially offset by repayments of long-term debt at Verizon Wireless and Domestic Telecom of $1,533 million and $379 million, respectively.

Cash of $3,011 million was used to reduce our total debt during the six months ended June 30, 2004. We repaid $2,259 million and $2,459 million of Domestic Telecom and corporate long-term debt, respectively. The Domestic Telecom debt repayment included the early retirement of $1,275 million of long-term debt. The corporate debt repayment included $1,984 million of zero-coupon convertible notes redeemed by Verizon Global Funding Corp. Also during the six months ended June 30, 2004 we increased our short-term borrowings by $1,254 million and Verizon Global Funding issued $500 million of long-term debt.

Our ratio of debt to debt combined with shareowners’ equity was 52.0% at June 30, 2005 compared to 55.1% at June 30, 2004.

As of June 30, 2005, we had $93 million in bank borrowings outstanding. In addition, we had approximately $6.8 billion of unused bank lines of credit and our financing subsidiary had shelf registrations for the issuance of up to $10.5 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In September 2004, Standard & Poor’s affirmed the long term debt rating of Verizon and related entities, including Verizon Wireless at A+, and changed our credit rating outlook to negative from stable. The short-term debt rating of Verizon Network Funding Corp. was lowered to A-1 from A-1+. In December 2004, Moody’s Investors Service (Moody’s) affirmed the A2 rating of Verizon Global Funding and the P-1 short-term rating of Verizon Network Funding. In February 2005, both Standard & Poor’s and Moody’s indicated that the proposed acquisition of MCI (see “Other Factors That May Affect Future Results – Recent

Developments”) may result in downgrades in Verizon’s debt ratings. Moody’s placed the long- and short-term debt of Verizon and its telephone subsidiaries on review for possible downgrade, while simultaneously changing the outlook on the A3-rated Verizon Wireless debt to stable from positive. Standard & Poor’s placed the long-term debt of Verizon and affiliates (including Verizon Wireless) on credit watch with negative implications. Fitch Ratings also placed the A+ rating of Verizon, along with the ratings of its affiliates, on ratings watch negative as a result of the proposed acquisition of MCI.

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first quarter of 2005, Verizon increased its dividend by $.02 per share, or 5.2% to $.405 per share compared to $.385 per share declared in the first quarter of 2004. In the second quarter of 2005, we announced quarterly cash dividends of $.405 per share, compared to $.385 per share declared in the second quarter of 2004.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2005 totaled $1,405 million, an $885 million decrease from cash and cash equivalents at December 31, 2004 of $2,290 million. The decrease in cash and cash equivalents was primarily driven by increased capital spending and higher acquisitions and investments, partially offset by higher short-term borrowings.

Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements, interest rate locks, foreign currency forwards and collars and equity options. We do not hold derivatives for trading purposes.

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

Foreign Currency Translation

The functional currency for our foreign operations is the local currency. At June 30, 2005, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso and the euro. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. We also periodically hold cash balances in foreign currencies, and at June 30, 2005, we held 450 million euros. As of August 4, 2005, we held 330 million euros. The translation of foreign currency cash balances is recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the second quarter of 2005, the translation of these cash balances were not material. During the second quarter of 2005, we entered into a zero cost euro collar to hedge a portion of our net investment in Vodafone Omnitel N.V. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, changes in the fair value of this contract due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the impact of foreign currency changes on the value of our net investment in the operation being hedged. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of our other investments. The table that follows summarizes the fair values of cash balances in euros and the zero cost euro collar as of June 30, 2005 and provides a sensitivity analysis of their estimated fair values assuming a 10% decrease and increase in the value of the U.S. dollar against the euro.

(dollars in millions)
At June 30, 2005	Fair Value	Fair Value assuming 10% decrease in US$/euro	Fair Value assuming 10% increase in US$/euro

Foreign currency and foreign currency derivatives	$ 549	$ 530	$ 576

Our earnings were affected by foreign currency gains or losses associated with the U. S. dollar denominated assets and liabilities at Verizon Dominicana.

Equity Risk

On May 17, 2005, we purchased 43.4 million shares of MCI common stock under a stock purchase agreement that contained a provision for the payment of an additional cash amount determined immediately prior to April 9, 2006 based on the market price of Verizon’s common stock (see “Other Factors That May Affect Future Results – Recent Developments – MCI Acquisition”). Under SFAS No. 133, this additional cash payment is an embedded derivative which we carry at fair value and is subject to changes in the market price of Verizon stock. Since this derivative does not qualify for hedge accounting under SFAS No. 133, changes in its fair value are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the second quarter of 2005, we recorded pretax income of $20 million in connection with this embedded derivative. The table that follows summarizes the fair values of our MCI shares and the embedded derivative as of June 30, 2005 and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices.

(dollars in millions)
At June 30, 2005	Fair Value	Fair Value assuming 10% decrease in equity price	Fair Value assuming 10% increase in equity price

Equity price sensitive cost investments, at fair value and derivatives	$ 1,080	$ 998	$ 1,134

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

Separately, on April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005 until the closing of the purchase of those shares. The transaction closed on May 17, 2005 and the additional cash payment was made through May 13, 2005. The total cash payment was $1,121 million. Under the stock purchase agreement, Verizon will pay the Slim entities an adjustment at the end of one year in an amount per MCI share calculated by multiplying (i) 0.7241 by (ii) the amount, if any, by which the price of Verizon’s common stock exceeds $35.52 per share (measured over a 20-day period), subject to a maximum excess amount per Verizon share of $26.98. After the closing of the stock purchase agreement, Verizon transferred the shares of MCI common stock it had purchased to a trust established pursuant to an agreement between Verizon and the Department of Justice.

Spectrum Purchases

On February 24, 2005, we signed an agreement with MetroPCS to purchase 10 MHz of personal communications services spectrum covering the San Francisco area for a purchase price of $230 million. The transaction closed on May 11, 2005.

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless and Vista PCS, LLC were the highest bidders for 63 licenses totaling approximately $697 million. On May 13, 2005, the licenses won by Verizon Wireless were granted by the FCC. The licenses won by Vista PCS are not expected to be granted until the third quarter of 2005.

Sales of Businesses and Investments

Telephone Access Lines

From time to time, Verizon considers plans for a reduction in the size of our access line business, including through a spin-off mechanism or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless. Consideration of these plans have been delayed until the outcome of the MCI acquisition process has been resolved.

During the second quarter of 2004, we entered into an agreement to sell our wireline-related businesses in Hawaii, which operates approximately 700,000 switched access lines, for $1,650 million in cash, less debt, to an entity controlled by The Carlyle Group. In connection with obtaining approval of the Hawaii Public Utilities Commission, The Carlyle Group agreed to contribute additional equity to facilitate the acquisition of the Hawaii businesses. Consequently, Verizon agreed to reduce the selling price to $1,600 million, less debt. The transaction closed on May 2, 2005.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary, and a reassessment of the anticipated remediation costs was conducted. In addition, a reassessment of costs related to remediation efforts at several other former facilities was undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in 2003.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 30, 2004, we have applied for reimbursement of approximately $266 million. We received an advance of $11 million in December 2003 and an additional advance of $77 million in June 2004. We are awaiting the results of an audit relating to the total amount that we have applied for reimbursement, including funds already received. On December 22, 2004, we applied for reimbursement of an additional $136 million of “category 2” losses, and on March 29, 2005 we amended our application seeking an additional $3 million. Category 2 funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. Our application is pending.

Regulatory and Competitive Trends

Competition and the Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunications services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers, providers of voice over the Internet, or VoIP services and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

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

The FCC previously initiated investigations of the interstate access rates charged by Verizon’s local telephone companies during the 1993 to 1996 tariff years. One issue in that investigation was resolved in an order dated July 30, 2004, where the FCC concluded that some of Verizon’s local telephone companies had incorrectly calculated one aspect of their price cap rates. The remaining issues were dismissed in an FCC order on March 30, 2005. That dismissal is the subject of an appeal to the U.S. Court of Appeals for the D.C. Circuit.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. More than half of special access revenues are now removed from price regulation.

The FCC also has established a mechanism to provide universal service support to high-cost areas served by larger, “non-rural” local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by our telephone operations. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. That decision has been reversed by the U.S. Court of Appeals for the Tenth Circuit and remanded to the FCC on the grounds that the FCC has still not adequately justified its decision. The FCC’s rules remain in effect pending the completion of any remand proceedings. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

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

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a less regulated private carriage arrangement, under what circumstances high speed Internet access services should be classified as largely deregulated information services, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification. On June 27, 2005, the U.S. Supreme Court overturned a decision of the U.S. Court of Appeals for the Ninth Circuit and upheld an FCC decision that cable modem service is classified as an information service that is free of traditional common carrier regulation. This decision did not address the appropriate regulatory classification of broadband services offered by telephone companies but it did confirm the FCC’s authority to classify broadband services as non-common carrier services, which is one of the issues in the ongoing FCC rulemaking proceedings.

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

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the second quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 2005	625,000	$ 35.41	625,000	66,560,200

May 2005	718,500	34.85	718,500	65,841,700

June 2005	811,220	35.08	811,220	65,030,480

	2,154,720	35.10	2,154,720	65,030,480

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 80 million common shares and expires no later than the close of business on February 28, 2006. Under the plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Shareholders was held on May 5, 2005. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting and withholding authority to vote in the election of Directors (the “Total Vote”) was 2,334,899,533 or 84.34% of the common shares outstanding on March 7, 2005, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld

James R. Barker	2,241,925,582	92,973,951
Richard L. Carrión	2,132,254,133	202,645,400
Robert W. Lane	2,245,481,691	89,417,842
Sandra O. Moose	2,138,780,939	196,118,594
Joseph Neubauer	1,579,895,069	755,004,464
Thomas H. O’Brien	2,223,408,699	111,490,834
Hugh B. Price	2,253,239,235	81,660,298
Ivan G. Seidenberg	2,230,407,555	104,491,978
Walter V. Shipley	2,252,463,467	82,436,066
John R. Stafford	2,253,267,707	81,631,826
Robert D. Storey	2,251,586,274	83,313,259

(b)	The appointment of Ernst & Young LLP as independent registered public accounting firm for 2005 was ratified with 2,252,971,623 votes for, 51,075,414 votes against, and 30,852,496 abstentions.

(c)	A shareholder proposal regarding Cumulative Voting was defeated with 699,074,580 votes for, 1,078,648,218 votes against, 163,350,143 abstentions and 393,826,592 broker non-votes.

(d)	A shareholder proposal regarding Composition of the Board of Directors was defeated with 465,126,093 votes for, 1,428,274,665 votes against, 47,672,183 abstentions and 393,826,592 broker non-votes.

(e)	A shareholder proposal regarding Separate Chairman and CEO was defeated with 686,150,985 votes for, 1,211,171,729 votes against, 43,750,227 abstentions and 393,826,592 broker non-votes.

(f)	A shareholder proposal regarding Majority Vote for Election of Directors was defeated with 819,454,576 votes for, 1,076,469,380 votes against, 45,148,985 abstentions and 393,826,592 broker non-votes.

(g)	A shareholder proposal regarding Directors’ Liability was defeated with 334,454,404 votes for, 1,557,890,231 votes against, 48,728,306 abstentions and 393,826,592 broker non-votes.

(h)	A shareholder proposal regarding Report on Political Contributions was defeated with 264,339,952 votes for, 1,500,069,883 votes against, 176,663,106 abstentions and 393,826,592 broker non-votes.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: August 8, 2005	By	/s/ David H. Benson
David H. Benson Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 4, 2005.