Form 10-Q
period 2005-09-30
VERIZON COMMUNICATIONS INC
filed 2005-11-08
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☑

At September 30, 2005, 2,764,976,477 shares of the registrant’s Common Stock were outstanding, after deducting 9,888,904 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2005	2004	2005	2004

Operating Revenues	$ 19,038	$ 18,206	$ 55,786	$ 53,020

Operating Expenses
Cost of services and sales (exclusive of items shown below)	6,536	5,994	18,917	17,104
Selling, general and administrative expense	5,351	5,132	15,818	15,807
Depreciation and amortization expense	3,518	3,483	10,474	10,345
Sales of businesses, net	–	–	(530)	–

Total Operating Expenses	15,405	14,609	44,679	43,256

Operating Income	3,633	3,597	11,107	9,764
Equity in earnings of unconsolidated businesses	183	224	555	635
Income from other unconsolidated businesses	1	2	57	74
Other income and (expense), net	88	16	248	(20)
Interest expense	(539)	(577)	(1,640)	(1,809)
Minority interest	(760)	(682)	(2,090)	(1,835)

Income Before Provision for Income Taxes and Discontinued Operations	2,606	2,580	8,237	6,809
Provision for income taxes	(737)	(801)	(2,498)	(2,065)

Income Before Discontinued Operations	1,869	1,779	5,739	4,744
Discontinued Operations
Income from operations	–	33	–	89
Provision for income taxes	–	(16)	–	(41)

Income on discontinued operations, net of tax	–	17	–	48

Net Income	$ 1,869	$ 1,796	$ 5,739	$ 4,792

Basic Earnings Per Common Share(1)
Income before discontinued operations	$ .68	$ .64	$ 2.07	$ 1.71
Income on discontinued operations, net of tax	–	.01	–	.02

Net Income	$ .68	$ .65	$ 2.07	$ 1.73

Weighted-average shares outstanding (in millions)	2,765	2,769	2,767	2,769

Diluted Earnings Per Common Share(1)
Income before discontinued operations	$ .67	$ .64	$ 2.05	$ 1.69
Income on discontinued operations, net of tax	–	.01	–	.02

Net Income	$ .67	$ .64	$ 2.05	$ 1.71

Weighted-average shares outstanding (in millions)	2,817	2,820	2,818	2,833

Dividends declared per common share	$ .405	$ .385	$ 1.215	$ 1.155

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At September 30, 2005	At December 31, 2004

Assets
Current assets
Cash and cash equivalents	$ 616	$ 2,290
Short-term investments	1,208	2,257
Accounts receivable, net of allowances of $1,338 and $1,670	9,337	9,801
Inventories	1,503	1,535
Assets held for sale	–	950
Prepaid expenses and other	2,608	2,646

Total current assets	15,272	19,479

Plant, property and equipment	192,506	185,522
Less accumulated depreciation	117,314	111,398

	75,192	74,124

Investments in unconsolidated businesses	5,754	5,855
Wireless licenses	47,725	42,090
Goodwill	836	837
Other intangible assets, net	4,363	4,521
Other assets	19,159	19,052

Total assets	$ 168,301	$ 165,958

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 5,048	$ 3,593
Accounts payable and accrued liabilities	12,760	13,177
Liabilities related to assets held for sale	–	525
Other	5,831	5,834

Total current liabilities	23,639	23,129

Long-term debt	34,391	35,674
Employee benefit obligations	18,570	17,941
Deferred income taxes	22,527	22,532
Other liabilities	3,978	4,069

Minority interest	25,973	25,053

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,774,865,381 shares issued in both periods)	277	277
Contributed capital	25,361	25,404
Reinvested earnings	15,365	12,984
Accumulated other comprehensive loss	(1,710)	(1,053)
Common stock in treasury, at cost	(303)	(142)
Deferred compensation – employee stock ownership plans and other	233	90

Total shareowners’ investment	39,223	37,560

Total liabilities and shareowners’ investment	$ 168,301	$ 165,958

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2005	2004

Cash Flows from Operating Activities
Income before discontinued operations	$ 5,739	$ 4,744
Adjustments to reconcile income before discontinued operations to net cash provided by operating activities:
Depreciation and amortization expense	10,474	10,345
Sales of businesses, net	(530)	–
Employee retirement benefits	1,300	1,679
Deferred income taxes	(917)	968
Provision for uncollectible accounts	1,007	876
Income from unconsolidated businesses	(612)	(709)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,964)	(2,344)
Other, net	778	(65)

Net cash provided by operating activities	15,275	15,494

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,552)	(9,077)
Acquisitions, net of cash acquired, and investments	(4,630)	(300)
Proceeds from disposition of businesses	1,326	117
Net change in short-term investments	938	1,174
Other, net	293	261

Net cash used in investing activities	(13,625)	(7,825)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,486	502
Repayments of long-term borrowings and capital lease obligations	(2,464)	(4,867)
Increase (decrease) in short-term obligations, excluding current maturities	1,121	(79)
Dividends paid	(3,308)	(3,198)
Proceeds from sale of common stock	37	220
Purchase of common stock for treasury	(221)	(257)
Other, net	25	(43)

Net cash used in financing activities	(3,324)	(7,722)

Decrease in cash and cash equivalents	(1,674)	(53)
Cash and cash equivalents, beginning of period	2,290	669

Cash and cash equivalents, end of period	$ 616	$ 616

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

2.    MCI Acquisition

On February 14, 2005, Verizon announced that it had agreed to acquire MCI, Inc. for a combination of Verizon common shares and cash (including MCI dividends). On May 2, 2005, Verizon announced that it agreed with MCI to further amend its agreement to acquire MCI for cash and stock of at least $26.00 per share, consisting of cash of $5.60, which was paid as a special dividend by MCI on October 27, 2005, after the October 6, 2005 approval of the transaction by MCI shareholders, plus the greater of .5743 Verizon shares for each MCI common share or a sufficient number of Verizon shares to deliver to shareholders $20.40 of value. Under this price protection feature, Verizon may elect to pay additional cash instead of issuing additional shares over the .5743 exchange ratio. This consideration is subject to adjustment at closing and may be decreased based on MCI’s bankruptcy claims-related experience and international tax liabilities. The acquisition requires regulatory approvals, which the companies are targeting to obtain by year-end 2005. Verizon expects to close the acquisition in early 2006.

Separately, on April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005 until the closing of the purchase of those shares. The transaction closed on May 17, 2005 and the additional cash payment was made through May 13, 2005. The total cash payment was $1,121 million. Under the stock purchase agreement, Verizon will pay the Slim entities an adjustment at the end of one year in an amount per MCI share calculated by multiplying (i) .7241 by (ii) the amount, if any, by which the price of Verizon’s common stock exceeds $35.52 per share (measured over a 20-day period), subject to a maximum excess amount per Verizon share of $26.98. Under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, this additional cash payment is an embedded derivative which we carry at fair value and is subject to changes in the market price of Verizon stock. Since this derivative does not qualify for hedge accounting under SFAS No. 133, changes in its fair value are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the third quarter of 2005 and the nine months ended September 30, 2005, we recorded pretax income of $26 million and $46 million, respectively in connection with this embedded derivative. After the closing of the stock purchase agreement, Verizon transferred the shares of MCI common stock it had purchased to a trust established pursuant to an agreement between Verizon and the Department of Justice. We received the special dividend of $5.60 per MCI share on these 43.4 million MCI shares, or $243 million, on October 27, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts)	2005	2004	2005	2004

Net Income, As Reported	$ 1,869	$ 1,796	$ 5,739	$ 4,792
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	16	14	46	40
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(31)	(46)	(93)

Pro Forma Net Income	$ 1,869	$ 1,779	$ 5,739	$ 4,739

Earnings Per Share
Basic – as reported	$ .68	$ .65	$ 2.07	$ 1.73
Basic – pro forma	.68	.64	2.07	1.71

Diluted – as reported	$ .67	$ .64	$ 2.05	$ 1.71
Diluted – pro forma	.67	.64	2.05	1.69

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2005 was $116 million and $315 million, respectively. For the three and nine months ended September 30, 2004, after-tax compensation expense for other stock-based compensation included in net income as reported was $59 million and $154 million, respectively.

4.    Strategic Actions

Facility and Employee-Related Items

During the third quarter of 2005, we recorded a net pretax gain of $64 million ($37 million after-tax) in connection with our planned relocation of several functions to Verizon Center, including a pretax gain of $120 million ($72 million after-tax) related to the sale of a New York City office building, partially offset by a pretax charge of $56 million ($35 million after-tax) primarily associated with relocation-related employee severance costs and related activities.

During the third quarter of 2004 and the nine months ended September 30, 2004, we recorded pretax pension settlement losses of $33 million ($20 million after-tax) and $792 million ($485 million after-tax), respectively. These settlement losses related to employees that received lump-sum distributions during 2004 in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Tax Matters

During the third quarter of 2005, we recorded a tax benefit of $94 million in connection with capital gains and prior year investment losses and a tax benefit of $21 million related to the repatriation of prior year foreign earnings.

During the second quarter of 2005, as a result of the capital gain realized in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million related to prior year investment losses. The investment losses pertain to Grupo Iusacell, S.A. de C.V., CTI Holdings, S.A. and TelecomAsia.

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

Other Special Items

During the third quarter of 2005, we recorded pretax charges of $135 million ($131 million after-tax) including a pretax impairment charge of $125 million ($125 million after-tax) pertaining to our leasing operations for aircraft leases involved in recent airline bankruptcy proceedings and a pretax charge of $10 million ($6 million after-tax) in connection with the early retirement of debt.

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded a pretax charge of $12 million ($7 million after-tax) during the second quarter of 2004 in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax) resulting from the early retirement of debt.

5.    Discontinued Operations

During 2004, we announced our decision to sell Verizon Information Services Canada Inc. to an affiliate of Bain Capital, a global private investment firm, for $1,540 million (Cdn. $1,985 million). The sale closed during the fourth quarter of 2004 and resulted in a gain of $1,017 million ($516 million after-tax). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Verizon Information Services Canada as discontinued operations in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2004.

Summarized results of operations for Verizon Information Services Canada follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	2005	2004

Income from operations of Verizon Information Services Canada before income taxes	$ –	$ 33	$ –	$ 89
Income tax provision	–	(16)	–	(41)

Income on discontinued operations, net of tax	$ –	$ 17	$ –	$ 48

Included in income from operations of Verizon Information Services Canada before income taxes in the preceding table are operating revenues of $83 million and $243 million for the three and nine months ended September 30, 2004, respectively.

6.    Sales of Businesses, Net and Assets Held for Sale

During the second quarter of 2004, we entered into an agreement to sell our wireline and directory businesses in Hawaii, including Verizon Hawaii Inc. which operated approximately 700,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select Services Inc. in Hawaii, to an affiliate of The Carlyle Group. This transaction closed during the second quarter of 2005. In connection with this sale, we received net proceeds of $1,326 million and recorded a net pretax gain of $530 million ($336 million after-tax).

As a result of entering into the agreement to sell the Hawaii businesses, we separately classified the assets held for sale and related liabilities in the December 31, 2004 condensed consolidated balance sheet. Additional detail related to the assets held for sale, and related liabilities, follows:

(Dollars in Millions)	At December 31, 2004

Current assets	$ 109
Plant, property and equipment, net	820
Other non-current assets	21

Total assets	$ 950

Debt maturing within one year	$ 125
Other current liabilities	48
Long-term debt	302
Other non-current liabilities	50

Total liabilities	$ 525

7.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

(Dollars in Millions)	Domestic Telecom	Information Services	International	Total

Balance at December 31, 2004	$ 315	$ 77	$ 445	$ 837
Goodwill reclassifications and other	–	–	(1)	(1)

Balance at September 30, 2005	$ 315	$ 77	$ 444	$ 836

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

	At September 30, 2005		At December 31, 2004
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists (4 to 7 years)	$ 3,450	$ 3,178	$ 3,444	$ 2,832
Non-network internal-use software (3 to 7 years)	7,256	3,224	6,866	2,997
Other (1 to 25 years)	82	23	62	22

Total	$ 10,788	$ 6,425	$ 10,372	$ 5,851

Unamortized intangible assets:
Wireless licenses	$ 47,725		$ 42,090

Intangible asset amortization expense was $385 million and $1,137 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, intangible asset amortization expense was $348 million and $1,037 million, respectively. It is estimated to be $384 million for the remainder of 2005, $1,139 million in 2006, $833 million in 2007, $678 million in 2008 and $564 million in 2009, primarily related to customer lists and non-network internal-use software.

8.    Debt

Debt Issuances/Redemptions

In September 2005, Verizon Global Funding Corp. issued $1,000 million of 5.85% notes due 2035 and $500 million of 4.90% notes due 2015 resulting in proceeds, net of discounts, of $1,489 million.

On September 16, 2005, we issued a redemption notice for $100 million 7.25% Series C debentures due October 15, 2025 issued by Verizon Florida Inc. Those debentures were redeemed on October 17, 2005.

On July 25, 2005, we redeemed Verizon New England Inc. $250 million 6.875% debentures due October 1, 2023.

Support Agreements and Guarantees

All of Verizon Global Funding’s debt has the benefit of Support Agreements between us and Verizon Global Funding, which give holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt do not have recourse to the stock or assets of most of our telephone operations; however, they do have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. Verizon Global Funding’s long-term debt, including current portion, aggregated $15,156 million at September 30, 2005. The carrying value of the available assets reflected in our unaudited condensed consolidated balance sheets was approximately $65.1 billion at September 30, 2005.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of September 30, 2005, $113 million principal amount of this obligation remained outstanding. In addition, Verizon Global Funding has guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of September 30, 2005, $3,400 million principal amount of these obligations remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021 which are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016. In addition, the zero-coupon convertible notes are callable by Verizon Global Funding on or after May 15, 2006. On May 15, 2004, $3,292 million of principal amount of the notes ($1,984 million after unamortized discount) were redeemed by Verizon Global Funding. As of September 30, 2005, the remaining zero-coupon convertible notes were classified as debt maturing within one year since they are redeemable at the option of the holders on May 15, 2006.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

9.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under GAAP, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	2005	2004

Net Income	$ 1,869	$ 1,796	$ 5,739	$ 4,792

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(96)	322	(641)	(67)
Unrealized gains (losses) on net investment hedges	–	(39)	2	(39)
Unrealized derivative gains (losses) on cash flow hedges	3	2	6	(15)
Unrealized gains (losses) on marketable securities	(4)	12	(23)	6
Minimum pension liability adjustment	–	–	(1)	(7)

	(97)	297	(657)	(122)

Total Comprehensive Income	$ 1,772	$ 2,093	$ 5,082	$ 4,670

The unrealized foreign currency translation losses in the third quarter of 2005 and for the nine months ended September 20, 2005 are primarily driven by a decline in the functional currencies on our investments in Vodafone Omnitel N.V. (Vodafone Omnitel) and Verizon Dominicana, C. por A. (Verizon Dominicana). The unrealized foreign currency translation gain for the three months ended September 30, 2004 is primarily driven by the appreciation of the functional currencies on our investments in Verizon Dominicana, Vodafone Omnitel and our Canadian operations. The unrealized foreign currency translation loss in the nine months ended September 30, 2004 is primarily driven by a decline in the functional currencies on our investments in Compañía Anónima Nacional Teléfonos de Venezuela and Vodafone Omnitel, partially offset by the appreciation of the Canadian dollar on our Canadian operations.

During the second and third quarters of 2005, we entered into zero cost euro collars to hedge a portion of our net investment in Vodafone Omnitel. In accordance with the provisions of SFAS No. 133, changes in the fair value of these contracts due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the impact of foreign currency changes on the value of our net investment in the operations being hedged.

Also during the third quarter of 2004, we entered into foreign currency forward contracts to hedge our net investment in Verizon Information Services Canada and TELUS Corporation. In connection with the sales of these interests in the fourth quarter of 2004, the unrealized losses on these net investment hedges were realized in net income along with the corresponding foreign currency translation balance. During the third quarter of 2005, we entered into interest rate derivatives to limit our exposure to interest rate changes. In accordance with the provisions of SFAS No. 133, changes in fair value of these cash flow hedges due to interest rate fluctuations are recognized in Accumulated Other Comprehensive Loss.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At September 30, 2005	At December 31, 2004

Foreign currency translation adjustments	$ (753)	$ (112)
Unrealized gains on net investment hedges	2	–
Unrealized derivative losses on cash flow hedges	(31)	(37)
Unrealized gains on marketable securities	8	31
Minimum pension liability adjustment	(936)	(935)

Accumulated other comprehensive loss	$ (1,710)	$ (1,053)

10.    Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Amounts)	2005	2004	2005	2004

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations	$ 1,869	$ 1,779	$ 5,739	$ 4,744
Income on discontinued operations, net of tax	–	17	–	48

Net income	$ 1,869	$ 1,796	$ 5,739	$ 4,792

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations	$ 1,869	$ 1,779	$ 5,739	$ 4,744
After-tax minority interest expense related to exchangeable equity interest	9	7	23	20
After-tax interest expense related to zero-coupon convertible notes	6	7	20	34

Income before discontinued operations – after assumed conversion of dilutive securities	1,884	1,793	5,782	4,798
Income on discontinued operations, net of tax	–	17	–	48

Net income after assumed conversion of dilutive securities	$ 1,884	$ 1,810	$ 5,782	$ 4,846

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,765	2,769	2,767	2,769

Income before discontinued operations	$ .68	$ .64	$ 2.07	$ 1.71
Income on discontinued operations, net of tax	–	.01	–	.02

Net income	$ .68	$ .65	$ 2.07	$ 1.73

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,765	2,769	2,767	2,769

Effect of dilutive securities:
Stock options	6	5	5	5
Exchangeable equity interest	29	29	29	29
Zero coupon convertible notes	17	17	17	30

Weighted-average shares outstanding – diluted	2,817	2,820	2,818	2,833

Income before discontinued operations	$ .67	$ .64	$ 2.05	$ 1.69
Income on discontinued operations, net of tax	–	.01	–	.02

Net income	$ .67	$ .64	$ 2.05	$ 1.71

(1) Total per share amounts may not add due to rounding.

Stock options for 247 million shares and 246 million shares for the third quarter of 2005 and the nine months ended September 30, 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock. For the third quarter of 2004 and the nine months ended September 30, 2004, the number of shares not included in the computation of diluted earnings per share were 252 million and 253 million, respectively.

11.    Segment Information

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include: Domestic Telecom – principally representing our telephone operations that provide local telephone services in 28 states and Washington, D.C., including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones as well as long distance services, customer premises equipment distribution, data solutions and systems integration, billing and collections, Internet access services and inventory management services; Domestic Wireless – domestic wireless products and services, including wireless voice and data services and equipment sales across the United States; Information Services – representing our directory publishing businesses and electronic commerce services; and International –which includes wireline and wireless communications operations and investments in the Americas and Europe.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	2005	2004

External Operating Revenues
Domestic Telecom	$ 9,183	$ 9,291	$ 27,521	$ 27,880
Domestic Wireless	8,332	7,290	23,556	20,266
Information Services	857	883	2,608	2,675
International	565	486	1,605	1,447

Total segments	18,937	17,950	55,290	52,268
Reconciling items	101	256	496	752

Total consolidated – reported	$ 19,038	$ 18,206	$ 55,786	$ 53,020

Intersegment Revenues
Domestic Telecom	$ 262	$ 224	$ 736	$ 608
Domestic Wireless	19	21	59	54
Information Services	–	–	–	–
International	7	10	21	23

Total segments	288	255	816	685
Reconciling items	(288)	(255)	(816)	(685)

Total consolidated – reported	$ –	$ –	$ –	$ –

Total Operating Revenues
Domestic Telecom	$ 9,445	$ 9,515	$ 28,257	$ 28,488
Domestic Wireless	8,351	7,311	23,615	20,320
Information Services	857	883	2,608	2,675
International	572	496	1,626	1,470

Total segments	19,225	18,205	56,106	52,953
Reconciling items	(187)	1	(320)	67

Total consolidated – reported	$ 19,038	$ 18,206	$ 55,786	$ 53,020

Operating Income
Domestic Telecom	$ 1,300	$ 1,379	$ 3,754	$ 4,226
Domestic Wireless	1,819	1,646	5,141	4,463
Information Services	441	410	1,269	1,233
International	134	127	337	426

Total segments	3,694	3,562	10,501	10,348
Reconciling items	(61)	35	606	(584)

Total consolidated – reported	$ 3,633	$ 3,597	$ 11,107	$ 9,764

Segment Income
Domestic Telecom	$ 537	$ 622	$ 1,500	$ 1,948
Domestic Wireless	574	478	1,524	1,249
Information Services	279	244	798	743
International	349	319	971	887

Total segment income	1,739	1,663	4,793	4,827
Reconciling items	130	133	946	(35)

Total consolidated net income – reported	$ 1,869	$ 1,796	$ 5,739	$ 4,792

(Dollars in Millions)	At September 30, 2005	At December 31, 2004

Assets
Domestic Telecom	$ 74,808	$ 78,824
Domestic Wireless	76,340	68,027
Information Services	1,488	1,680
International	13,542	14,885

Total segments	166,178	163,416
Reconciling items	2,123	2,542

Total consolidated	$ 168,301	$ 165,958

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	2005	2004

Total Operating Revenues
Hawaii operations	$ –	$ 149	$ 202	$ 444
Corporate, eliminations and other	(187)	(148)	(522)	(377)

	$ (187)	$ 1	$ (320)	$ 67

Operating Income
Hawaii operations	$ –	$ 54	$ 78	$ 149
Sales of businesses (see Note 6)	–	–	530	–
Severance, pension and benefit charges (see Note 4)	–	(33)	–	(792)
Verizon Center relocation, net (see Note 4)	64	–	64	–
Other special items (see Note 4)	(125)	–	(125)	91
Corporate and other	–	14	59	(32)

	$ (61)	$ 35	$ 606	$ (584)

Net Income
Sales of businesses, net (see Note 6)	$ –	$ –	$ 336	$ –
Severance, pension and benefit charges (see Note 4)	–	(20)	–	(485)
Sales of investments, net	–	–	–	43
Verizon Center relocation, net (see Note 4)	37	–	37	–
Tax benefits (see Note 4)	94	–	336	–
Tax benefit (provision) on repatriated earnings (see Note 4)	21	–	(211)	–
Other special items (see Note 4)	(131)	–	(131)	2
Income from discontinued operations (see Note 5)	–	17	–	48
Corporate and other	109	136	579	357

	$ 130	$ 133	$ 946	$ (35)

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

Net Periodic Cost

The following tables summarize the benefit costs related to our pension and postretirement health care and life insurance plans:

			(Dollars in Millions)
		Pension	Health Care and Life
Three Months Ended September 30,	2005	2004	2005	2004

Service cost	$ 179	$ 197	$ 93	$ 71
Interest cost	516	645	380	355
Expected return on plan assets	(836)	(1,053)	(88)	(108)
Amortization of transition asset	–	7	1	9
Amortization of prior service cost	11	17	71	55
Actuarial loss, net	37	8	71	31

Net periodic benefit (income) cost	(93)	(179)	528	413
Termination benefits	3	–	1	–
Settlement loss	–	33	–	–

Total (income) cost	$ (90)	$ (146)	$ 529	$ 413

			(Dollars in Millions)
		Pension	Health Care and Life
Nine Months Ended September 30,	2005	2004	2005	2004

Service cost	$ 541	$ 536	$ 278	$ 211
Interest cost	1,552	1,716	1,138	1,108
Expected return on plan assets	(2,512)	(2,781)	(264)	(309)
Amortization of transition asset	–	5	2	10
Amortization of prior service cost	33	45	210	174
Actuarial loss, net	110	35	208	131

Net periodic benefit (income) cost	(276)	(444)	1,572	1,325
Termination benefits	3	4	1	2
Termination benefits – Hawaii operations sold	8	–	–	–
Settlement loss	–	792	–	–
Settlement loss – Hawaii operations sold	80	–	–	–
Curtailment loss – Hawaii operations sold	6	–	–	–

Total (income) cost	$ (179)	$ 352	$ 1,573	$ 1,327

The termination benefits, settlement loss and curtailment loss amounts pertaining to the Hawaii operations sold were recorded in the condensed consolidated statements of income in Sales of Businesses, Net.

Employer Contributions

In 2005, based on the funded status of the plans at December 31, 2004, we anticipate qualified pension trust contributions of $730 million, including voluntary contributions, $140 million to our nonqualified pension plans and $1,060 million to our other postretirement benefit plans. During the three months ended September 30, 2005, we contributed $18 million to our nonqualified pension plans and $286 million to our other postretirement benefit plans. During the nine months ended September 30, 2005, we contributed $698 million to our qualified pension trusts, $92 million to our nonqualified pension plans and $845 million to our other postretirement benefit plans. Federal legislation on pension funding relief was enacted on April 10, 2004. The legislation provides temporary funding relief for the 2004 and 2005 plan years, principally replacing the 30-year treasury rate with a higher corporate bond rate for determining current liability. Pension funding regulations for 2006 and beyond are uncertain as the U.S. Congress is currently debating legislative proposals. However, the anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2004 continue to be accurate.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D. We elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the fourth quarter of 2003. We anticipate the recognition of the Medicare Drug Act to decrease our accumulated postretirement benefit obligation by $1,337 million. During the three and nine months ended September 30, 2005 and 2004 we have reduced our net postretirement benefit cost as follows:

	(Dollars in Millions)
Three Months Ended September 30,	2005	2004

Service cost	$ 6	$ 5
Interest cost	24	23
Actuarial gain	24	16

Net periodic benefit cost	$ 54	$ 44

	(Dollars in Millions)
Nine Months Ended September 30,	2005	2004

Service cost	$ 19	$ 13
Interest cost	70	62
Actuarial gain	70	42

Net periodic benefit cost	$ 159	$ 117

Severance Benefits

During the three and nine months ended September 30, 2005, we paid severance benefits of $71 million and $193 million, respectively. At September 30, 2005, we had a remaining severance liability of $621 million, which includes future contractual payments to employees separated as of September 30, 2005.

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

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 993	$ 227	$ 17,938	$ (120)	$ 19,038
Operating expenses	32	924	174	14,395	(120)	15,405

Operating income (loss)	(32)	69	53	3,543	–	3,633
Equity in earnings of unconsolidated businesses	1,747	3	–	89	(1,656)	183
Income from other unconsolidated businesses	–	–	–	1	–	1
Other income and (expense), net	137	(8)	2	53	(96)	88
Interest expense	(21)	(43)	(16)	(464)	5	(539)
Minority interest	–	–	–	(760)	–	(760)

Income before provision for income taxes	1,831	21	39	2,462	(1,747)	2,606
Income tax benefit (provision)	38	(5)	(15)	(755)	–	(737)

Net income	$ 1,869	$ 16	$ 24	$ 1,707	$ (1,747)	$ 1,869

Condensed Consolidating Statements of Income Nine Months Ended September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 2,945	$ 683	$ 52,499	$ (341)	$ 55,786
Operating expenses	30	2,682	512	41,796	(341)	44,679

Operating income (loss)	(30)	263	171	10,703	–	11,107
Equity in earnings of unconsolidated businesses	5,233	18	–	246	(4,942)	555
Income from other unconsolidated businesses	–	–	–	57	–	57
Other income and (expense), net	372	(6)	4	181	(303)	248
Interest expense	(39)	(128)	(48)	(1,437)	12	(1,640)
Minority interest	–	–	–	(2,090)	–	(2,090)

Income before provision for income taxes	5,536	147	127	7,660	(5,233)	8,237
Income tax benefit (provision)	203	(45)	(49)	(2,607)	–	(2,498)

Net income	$ 5,739	$ 102	$ 78	$ 5,053	$ (5,233)	$ 5,739

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$983	$235	$17,086	$(98)	$18,206
Operating expenses	20	915	178	13,594	(98)	14,609

Operating income (loss)	(20)	68	57	3,492	–	3,597
Equity in earnings of unconsolidated businesses	1,713	9	–	150	(1,648)	224
Income from other unconsolidated businesses	–	–	–	2	–	2
Other income and (expense), net	68	–	–	15	(67)	16
Interest expense	(4)	(41)	(15)	(519)	2	(577)
Minority interest	–	–	–	(682)	–	(682)

Income before provision for income taxes and discontinued operations	1,757	36	42	2,458	(1,713)	2,580
Income tax benefit (provision)	39	(10)	9	(839)	–	(801)

Income before discontinued operations	1,796	26	51	1,619	(1,713)	1,779
Income on discontinued operations, net of tax	–	–	–	17	–	17

Net income	$1,796	$26	$51	$1,636	$(1,713)	$1,796

Condensed Consolidating Statements of Income Nine Months Ended September 30, 2004
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$2,957	$700	$49,624	$(261)	$53,020
Operating expenses	160	2,802	534	40,021	(261)	43,256

Operating income (loss)	(160)	155	166	9,603	–	9,764
Equity in earnings of unconsolidated businesses	4,667	46	–	500	(4,578)	635
Income from other unconsolidated businesses	–	–	–	74	–	74
Other income and (expense), net	97	8	2	(32)	(95)	(20)
Interest expense	(14)	(123)	(47)	(1,631)	6	(1,809)
Minority interest	–	–	–	(1,835)	–	(1,835)

Income before provision for income taxes and discontinued operations	4,590	86	121	6,679	(4,667)	6,809
Income tax benefit (provision)	202	(8)	(21)	(2,238)	–	(2,065)

Income before discontinued operations	4,792	78	100	4,441	(4,667)	4,744
Income on discontinued operations, net of tax	–	–	–	48	–	48

Net income	$4,792	$78	$100	$4,489	$(4,667)	$4,792

Condensed Consolidating Balance Sheets

At September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$–	$–	$616	$–	$616
Short-term investments	–	59	11	1,138	–	1,208
Accounts receivable, net	7	884	118	9,376	(1,048)	9,337
Other current assets	7,052	156	191	3,947	(7,235)	4,111

Total current assets	7,059	1,099	320	15,077	(8,283)	15,272
Plant, property and equipment, net	1	6,225	1,170	67,796	–	75,192
Investments in unconsolidated businesses	34,325	116	–	8,989	(37,676)	5,754
Other assets	479	466	384	70,984	(230)	72,083

Total assets	$ 41,864	$7,906	$1,874	$162,846	$(46,189)	$168,301

Debt maturing within one year	$ 22	$346	$–	$12,097	$(7,417)	$5,048
Other current liabilities	2,417	1,011	151	15,878	(866)	18,591

Total current liabilities	2,439	1,357	151	27,975	(8,283)	23,639
Long-term debt	92	2,709	901	30,919	(230)	34,391
Employee benefit obligations	109	1,933	242	16,286	–	18,570
Deferred income taxes	–	498	233	21,796	–	22,527
Other liabilities	1	180	29	3,768	–	3,978
Minority interest	–	–	–	25,973	–	25,973
Total shareowners’ investment	39,223	1,229	318	36,129	(37,676)	39,223

Total liabilities and shareowners’ investment	$ 41,864	$7,906	$1,874	$162,846	$(46,189)	$168,301

Condensed Consolidating Balance Sheets

At December 31, 2004

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 2,290	$ –	$ 2,290
Short-term investments	–	187	33	2,037	–	2,257
Accounts receivable, net	6	913	151	9,751	(1,020)	9,801
Other current assets	7,632	151	123	4,985	(7,760)	5,131

Total current assets	7,638	1,251	307	19,063	(8,780)	19,479
Plant, property and equipment, net	1	6,444	1,204	66,475	–	74,124
Investments in unconsolidated businesses	32,191	116	–	9,639	(36,091)	5,855
Other assets	408	488	374	65,460	(230)	66,500

Total assets	$ 40,238	$ 8,299	$ 1,885	$ 160,637	$ (45,101)	$ 165,958

Debt maturing within one year	$ 31	$ 168	$ –	$ 11,222	$ (7,828)	$ 3,593
Other current liabilities	2,372	1,217	181	16,718	(952)	19,536

Total current liabilities	2,403	1,385	181	27,940	(8,780)	23,129
Long-term debt	113	2,966	901	31,924	(230)	35,674
Employee benefit obligations	160	1,940	235	15,606	–	17,941
Deferred income taxes	–	571	249	21,712	–	22,532
Other liabilities	2	253	34	3,780	–	4,069
Minority interest	–	–	–	25,053	–	25,053
Total shareowners’ investment	37,560	1,184	285	34,622	(36,091)	37,560

Total liabilities and shareowners’ investment	$ 40,238	$ 8,299	$ 1,885	$ 160,637	$ (45,101)	$ 165,958

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$4,532	$537	$212	$14,098	$(4,104)	$15,275
Net cash from investing activities	(1,121)	(413)	(167)	(11,820)	(104)	(13,625)
Net cash from financing activities	(3,411)	(124)	(45)	(3,952)	4,208	(3,324)

Net decrease in cash	$–	$–	$–	$(1,674)	$–	$(1,674)

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2004
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$5,071	$734	$191	$14,403	$(4,905)	$15,494
Net cash from investing activities	–	(284)	(58)	(7,476)	(7)	(7,825)
Net cash from financing activities	(5,071)	(450)	(133)	(6,980)	4,912	(7,722)

Net decrease in cash	$–	$–	$–	$(53)	$–	$(53)

14.    Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005. We do not expect the impact of adopting FIN No. 47 to have a material effect on our results of operations or financial position.

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

In connection with the execution of agreements for the sales of businesses and investments, Verizon ordinarily provides indemnities to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as financial losses.

Under the terms of an investment agreement, Vodafone Group Plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times at its then fair market value. In the event Vodafone exercises its put rights, we have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone had the right to require the purchase of up to $10 billion during the 61-day period opening on June 10 and closing on August 9 in 2005, and did not exercise that right. As a result, Vodafone still has the right to require the purchase of up to $20 billion worth of its interest, not to exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2006 and 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s domestic wireline telecommunications business provides local telephone services, including broadband, in 28 states and Washington, D.C. and nationwide long-distance and other communications products and services. The domestic wireline consumer business generally provides local, broadband and long distance services to customers. Our domestic wireline business also provides a variety of services to other telecommunications carriers as well as large and small businesses. Verizon’s domestic wireless business provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Verizon’s international presence includes wireline and wireless communications operations and investments in the Americas and Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 215,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources to higher growth markets such as wireless, wireline broadband connections, including digital subscriber lines (DSL) and fiber optics to the home (Verizon’s FiOS data product), long distance and other data services as well as expanded services to enterprise markets, rather than to traditional services, where we have been experiencing access line losses. In the third quarter of 2005, revenues from these growth areas increased by 13% compared to the similar period in 2004 and represent 59% of our total revenues, up from 54% of total revenues in the third quarter of 2004. Verizon reported consolidated revenue growth of 4.6% in the third quarter of 2005 compared to the similar period in 2004, led by 14.2% higher revenue at Domestic Wireless and 10.9% total data revenue growth at Domestic Telecom. Verizon added 1,918,000 wireless customers, 389,000 broadband connections and 186,000 long distance lines in the third quarter of 2005. Excluding the revenues of Verizon’s Hawaii wireline and directory operations, which were sold in the second quarter of 2005, consolidated revenue growth would have been 5.4% in the third quarter of 2005 compared to the similar period of 2004. Verizon management expects 2005 consolidated revenues, excluding the Hawaii operations, to increase from between 5.5% and 5.8% compared to 2004.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as voluntary separation plans, real estate consolidations and call center routing improvements, has been to significantly change the company’s cost structure and maintain stable operating income margins. Real estate consolidations include our decision to establish Verizon Center for the leadership teams of Domestic Telecom, Domestic Wireless and International.

•

Capital Allocation – Verizon’s capital expenditures continue to be directed toward growth markets. High-speed wireless data (Evolution-Data Optimized, or EV-DO) services, replacement of copper access lines with fiber optics to the home, as well as expanded services to enterprise markets are examples of areas of capital expenditures in support of these growth markets. In 2005, Verizon management expects to spend approximately 15% more in total than 2004 capital expenditures of $13,259 million in support of growth initiatives, and also expects 2006 capital expenditures to be at a similar level as 2005, in the range of $15.4 billion to $15.7 billion, excluding capital expenditures associated with MCI, Inc. (see “Other Factors That May Affect Future Results – Recent

Developments – MCI Acquisition”). In addition to capital expenditures, Domestic Wireless continues to acquire wireless spectrum in support of expanding data applications and customer base. This included participation in the Federal Communications Commission (FCC) Auction 58 and the NextWave Telecom Inc. (NextWave) and Qwest Wireless, LLC acquisitions.

•

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners. At September 30, 2005, Verizon’s total debt was $39,439 million, an increase of 0.4% from December 31, 2004 and a decrease of 2.7% compared to September 30, 2004.

Supporting these key focus areas are continuing initiatives to package more effectively and add more value to our products and services. In 2004, Verizon announced a deployment expansion of FiOS in several states in our service territory. As of the end of the third quarter of 2005, we have been deploying or selling FiOS high-speed data services in 15 states and we are on target to meet our goal of passing three million premises by the end of 2005. We have passed 2.5 million premises and have achieved a penetration rate of 12.4% in the 35 markets where Verizon has been actively marketing for more than six months. In 2006, we estimate that the FiOS network will pass approximately three million additional premises. In the third quarter of 2005, Verizon began offering video on the FiOS network in one of our service areas. FiOS TV includes a collection of all-digital programming with more than 330 channels. Innovative product bundles include local wireline, long distance, wireless and broadband services for consumer and general business retail customers. In our enterprise markets, we are broadening our presence having expanded our national network and by increasing our portfolio of advanced data services. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Domestic Telecom revenues over the past several years.

In connection with the acquisition of MCI, which is expected to close in early 2006, Verizon plans to combine its Enterprise Solutions Group (currently a business unit within Domestic Telecom that markets communications and information technology and services to large businesses and to departments, agencies and offices of federal, state and local governments) with MCI’s global, corporate and government customers group. This new Verizon-MCI business unit will then be better positioned as a global communications solutions provider.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business while at the same time provide new and innovative products and services for our customers. We are continuing to expand the areas where we are offering Broadband Access, our EV-DO service which provides typical data speeds in the range of 400 to 700 kilobits per second. During the third quarter of 2005, Domestic Wireless expanded its broadband network to 170 metropolitan areas, covering over 140 million people. We have nearly achieved our goal of reaching approximately one-half of the U.S. population by the end of 2005. During the first quarter of 2005, we launched V CAST, our consumer broadband wireless service offering, which provides customers with unlimited access to a variety of video and gaming content on EV-DO handsets. In the third quarter of 2005, V CAST customers received 3.7 million downloads, compared to 0.6 million in the second quarter of 2005.

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

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Domestic Telecom	$ 9,445	$ 9,515	(.7)%	$ 28,257	$ 28,488	(.8)%
Domestic Wireless	8,351	7,311	14.2	23,615	20,320	16.2
Information Services	857	883	(2.9)	2,608	2,675	(2.5)
International	572	496	15.3	1,626	1,470	10.6
Corporate & Other	(187)	(148)	26.4	(522)	(377)	38.5
Revenues of Hawaii operations sold	–	149	(100)	202	444	(54.5)

Consolidated Revenues	$ 19,038	$ 18,206	4.6	$ 55,786	$ 53,020	5.2

Consolidated revenues in the third quarter of 2005 were higher by $832 million, or 4.6% and $2,766 million, or 5.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were primarily the result of significantly higher revenues at Domestic Wireless and higher International revenues, partially offset by lower revenues at Domestic Telecom and the sale of Hawaii operations in the second quarter of 2005.

Domestic Wireless’s revenues increased by $1,040 million, or 14.2% in the third quarter of 2005 and $3,295 million, or 16.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were primarily due to a 17.0% increase in customers as of September 30, 2005 compared to September 30, 2004, partially offset by decreases in average service revenue per customer (ARPU). ARPU decreased by 2.8% to $50.13 in the third quarter of 2005 and by 1.3% to $49.54 for the nine months ended September 30, 2005 compared to the similar periods in 2004, primarily due to pricing changes to our America’s Choice and Family Share plans earlier this year, partially offset by higher data revenues. Increases in handsets sold and increased equipment upgrades also drove increases in equipment and other revenue in the third quarter of 2005 and for the nine months ended September 30, 2005 compared to the similar periods in 2004.

Revenues generated by International increased by $76 million, or 15.3% in the third quarter of 2005 and $156 million, or 10.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. The increase for the third quarter of 2005 primarily reflects the appreciation of the Dominican Republic peso as well as favorable wireless growth at Telecomunicaciones de Puerto Rico, Inc. (TELPRI). The increase for the nine months ended September 30, 2005 reflects the appreciation of the Dominican Republic peso and operational growth at Verizon Dominicana, C. por A. (Verizon Dominicana), partially offset by a favorable adjustment to carrier access revenues at TELPRI in the second quarter of 2004.

Revenues at Domestic Telecom declined during the third quarter of 2005 by $70 million, or 0.7% and $231 million, or 0.8% for the nine months ended September 30, 2005 compared to the similar periods in 2004 primarily due to lower revenues from local services, partially offset by higher network access and long distance services revenues. The decline in local service revenues of $186 million, or 4.1% in the third quarter of 2005 and $548 million, or 4.0% for the nine months ended September 30, 2005 compared to the similar periods in 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 6.2% decline in switched access lines in service from September 30, 2004, driven by the effects of competition and technology substitution. Network access services revenues increased $87 million, or 2.9% in the third quarter of 2005 and $106 million, or 1.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004, principally as a result of increased DSL and special access revenues offsetting the impact of decreasing switched minutes of use (MOUs) and access lines, and mandated price reductions associated with federal and state price cap filings and other regulatory decisions. We added 1,046,000 new broadband connections in the nine months ended September 30, 2005, including 389,000 in the third quarter, for a total of 4.5 million lines at September 30, 2005 and customer demand for high capacity and digital data services increased 10.9% in the third quarter of 2005 and 11.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Switched access revenues decreased due to a decline in switched MOUs of 6.5% in the third quarter of 2005 and 7.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004, reflecting the impact of access line loss and wireless substitution, partially offset by a favorable adjustment associated with a recent regulatory decision. Long distance services revenues increased $25 million, or 2.3% in the third quarter of 2005 and $178 million, or 5.8% for the nine months ended September 30, 2005 compared to the similar periods in 2004, principally as a result of customer growth from our interLATA long distance services. We added 186,000 long distance lines in the third quarter of 2005 and

783,000 long distance lines in the nine months ended September 30, 2005, for a total of 18.15 million long distance lines nationwide, representing a 6.6% increase in long distance lines from September 30, 2004.

Lower revenue of Hawaii operations sold of $149 million, or 100% during the third quarter of 2005 and $242 million, or 54.5% for the nine months ended September 30, 2005 compared to the similar periods in 2004 are the result of the sale during the second quarter of 2005 of our wireline and directory operations in Hawaii.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 6,536	$ 5,994	9.0%	$ 18,917	$ 17,104	10.6%
Selling, general and administrative expense	5,351	5,132	4.3	15,818	15,807.1
Depreciation and amortization expense	3,518	3,483	1.0	10,474	10,345	1.2
Sales of businesses, net	–	–	–	(530)	–	nm

Total Operating Expenses	$ 15,405	$ 14,609	5.4	$ 44,679	$ 43,256	3.3

nm – Not meaningful

Cost of Services and Sales

Consolidated cost of services and sales in the third quarter of 2005 increased $542 million, or 9.0% and $1,813 million, or 10.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were driven by higher wireless network costs, increases in wireless equipment costs, increases in pension and other postretirement benefit costs and higher costs associated with our wireline growth businesses, including long distance and broadband connections.

The higher wireless network costs were driven by increased MOUs on the wireless network in the third quarter of 2005 and for the nine months ended September 30, 2005 compared to the similar periods in 2004, partially offset by lower roaming, local interconnection and long distance rates. Cost of wireless equipment sales increased in third quarter of 2005 and for the nine months ended September 30, 2005 compared to the similar periods in 2004 primarily as a result of an increase in wireless devices sold due to an increase in gross activations and equipment upgrades in the third quarter of 2005 and for the nine months ended September 30, 2005 compared to the similar periods in 2004.

Costs in this period were impacted by increased pension and other postretirement benefit costs. As of December 31, 2004, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.25% in 2004 to 5.75% in 2005, consistent with interest rate levels at the end of 2004. Further, there was an increase in the retiree health care cost trend rates. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past few years, resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $343 million in the third quarter of 2005 and $1,023 million for the nine months ended September 30, 2005, compared to net pension and postretirement benefit expense of $189 million and $739 million in the third quarter of 2004 and nine months ended September 30, 2004, respectively.

Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including a 2,800, or 2.0% increase in the number of Domestic Telecom employees as of September 30, 2005 compared to September 30, 2004. Further, both the quarter and year-to-date comparisons were affected by a favorable adjustment to our interconnection expense in connection with the MCI settlement in the second quarter of 2004.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the third quarter of 2005 increased $219 million, or 4.3% and increased $11 million, or 0.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Increases in salary and benefits costs, sales commissions and advertising and promotion expenses in the third quarter of 2005 and for the nine months ended September 30, 2005 were partially offset by gains on real estate sales in the third quarter of 2005. In addition, the second quarter of 2004 included the favorable resolution in the second quarter of 2004 of a 2003 TELPRI charge. Special and non-recurring items in selling, general and administrative expense in the third quarter of 2005 and nine months ended September 30, 2005 were $61 million compared to special and non-recurring items in the third quarter of 2004 and nine months ended September 30, 2004 of $33 million and $701 million, respectively.

Special and non-recurring items in the third quarter of 2005 and the nine months ended September 30, 2005 included a pretax impairment charge of $125 million pertaining to our leasing operations for airplanes leased to airlines experiencing financial difficulties, partially offset by net pretax gain of $64 million in connection with our planned relocation of several functions to Verizon Center. Special and non-recurring items recorded during the third quarter of 2004 and the nine months ended September 30, 2004 included $33 million and $792 million, respectively, related to pension settlement losses incurred in connection with the voluntary separation of approximately 21,000 employees in the fourth quarter of 2003 who received lump-sum distributions during the current year periods. Special charges in the nine months ended September 30, 2004 also include an expense credit of $204 million resulting from the favorable resolution of pre-bankruptcy amounts due from MCI, partially offset by a charge of $113 million related to operating asset losses.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the third quarter of 2005 increased $35 million, or 1.0% and $129 million, or 1.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004 primarily due to increases in depreciable assets and software, partially offset by lower Domestic Telecom depreciation rates.

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii and recorded a pretax gain of $530 million.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $41 million, or 18.3% in the third quarter of 2005 and by $80 million, or 12.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These decreases reflect lower equity income due to the sale of our equity investment in TELUS Corporation in 2004 and a legal contingency reserve for estimated additional pension liabilities at Compañía Anónima Nacional Teléfonos de Venezuela (CANTV), partially offset by higher tax benefits and improved operational results at Vodafone Omnitel N.V. (Vodafone Omnitel).

Income from Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $17 million, or 23.0% for the nine months ended September 30, 2005 compared to the similar period in 2004, primarily driven by a pretax gain of $43 million recorded in connection with the sale of an investment in Iowa Telecom preferred stock, and Taiwan Cellular Corporation share sales in the first quarter of 2004, partially offset by a gain on the sale of a small international wireless investment in first quarter of 2005.

Other Income and (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Interest income	$ 27	$ 18	50.0%	$ 98	$ 86	14.0%
Foreign exchange gains (losses), net	11	17	(35.3)	12	(20)	nm
Other, net	50	(19)	nm	138	(86)	nm

Total	$ 88	$ 16	nm	$ 248	$ (20)	nm

nm – Not meaningful

The increases in other income and expense, net in the third quarter of 2005 and for the nine months ended September 30, 2005 compared to the similar periods in 2004 were primarily due to other, net income in the current periods compared to other, net expenses in the prior year periods. Additionally, there were lower foreign exchange gains in the third quarter of 2005 and foreign exchange losses for the nine months ended September 30, 2004. Other, net income in the third quarter of 2005 includes a pretax gain on the sale of a small international business and the nine months ended September 30, 2005 includes leased asset gains and gains on investments. Other, net expenses for the nine months ended September 30, 2005 and 2004 includes costs of $10 million and $55 million, respectively, recorded in connection with the early retirement of debt.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Interest expense	$ 539	$ 577	(6.6)%	$ 1,640	$ 1,809	(9.3)%
Capitalized interest costs	100	40	nm	263	115	nm

Total interest costs on debt balances	$ 639	$ 617	3.6	$ 1,903	$ 1,924	(1.1)

Average debt outstanding	$ 40,591	$ 41,190	(1.5)	$ 40,310	$ 43,385	(7.1)
Effective interest rate	6.3%	6.0%		6.3%	5.9%

nm – Not meaningful

Interest expense in the third quarter of 2005 decreased $38 million, or 6.6% and $169 million, or 9.3% for the nine months ended September 30, 2005 compared to the similar periods in 2004 as a result of lower average debt levels and increased capitalization of interest, partially offset by higher average interest rates.

Minority Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Minority interest	$ 760	$ 682	11.4%	$ 2,090	$ 1,835	13.9%

The increase in minority interest expense in the third quarter of 2005 and for the nine months ended September 30, 2005 compared to the similar periods in 2004 is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone), partially offset by lower earnings at TELPRI for the nine months ended September 30, 2005.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Provision for income taxes	$ 737	$ 801	(8.0)%	$ 2,498	$ 2,065	21.0%
Effective income tax rate	28.3%	31.0%		30.3%	30.3%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. Our effective income tax rate in the third quarter of 2005 was impacted by a lower state income tax rate as a result of a legislative change and foreign-related tax benefits, partially offset by favorable deferred tax reconciliation adjustments in the prior year period. Our effective income tax rate for the nine months ended September 30, 2005 was impacted by tax benefits related to tax settlements. In addition, principally as a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded tax benefits of $336 million primarily related to prior year investments losses, which was largely offset by a net tax provision of $211 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004. The effective income tax rate for the nine months ended September 30, 2004 was impacted by deferred tax reconciliation adjustments.

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

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Local services	$ 4,379	$ 4,565	(4.1)%	$ 13,225	$ 13,773	(4.0)%
Network access services	3,069	2,982	2.9	9,146	9,040	1.2
Long distance services	1,103	1,078	2.3	3,266	3,088	5.8
Other services	894	890.4		2,620	2,587	1.3

	$ 9,445	$ 9,515	(.7)	$ 28,257	$ 28,488	(.8)

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

The decline in local service revenues of $186 million, or 4.1% in the third quarter of 2005 and $548 million, or 4.0% for the nine months ended September 30, 2005 compared to the similar periods in 2004 was mainly due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a 6.2% decline in switched access lines in service from September 30, 2004. This revenue decline was mainly driven by the effects of competition and technology substitution. Technology substitution affected local service revenue growth in the quarter and nine month periods, as indicated by declining demand for residential access lines of 7.8% at September 30, 2005 compared to September 30, 2004, as more customers substituted wireless services for traditional landline services. At the same time, basic business access lines have declined 3.3% at September 30, 2005 compared to September 30, 2004, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

In the first quarter of 2005, the FCC adopted significant new unbundling rules which eliminated the requirement to unbundle mass market local switching on a nationwide basis. See “Other Factors That May Affect Future Results – Regulatory and Competitive Trends – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning UNEs. Due to a decision by two major competitors to deemphasize their local market initiatives, wholesale voice connections (commercial local wholesale arrangements, UNE platform and resale lines) declined 331,000 in the third quarter of 2005, and 735,000 for the nine months ended September 30, 2005, to 5.8 million, which reflected a 12.3% decrease compared to September 30, 2004.

We continue to seek opportunities to retain and win-back customers. Our Freedom service plans offer local services with various combinations of long distance, wireless and Internet access services in a discounted bundle available on one bill. Since 2003, we have introduced our Freedom service plans in nearly all of our key markets. As of September 30, 2005, approximately 62% of Verizon’s residential customers have purchased local services in combination with either Verizon long distance or Verizon DSL, or both. For small businesses, we have also introduced Verizon Freedom for Business in eleven key markets, covering approximately 86% of business access lines.

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

Network access services revenues increased by $87 million, or 2.9% in the third quarter of 2005 and by $106 million, or 1.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were principally due to increased DSL and special access revenues offsetting the impact of decreasing switched MOUs and access lines, and mandated price reductions associated with federal and state price cap filings and other regulatory decisions. We added 1,046,000 new broadband connections in the nine months ended September 30, 2005, including 389,000 in the third quarter, for a total of 4.5 million lines at September 30, 2005, representing a 42.3% increase from September 30, 2004. Customer demand for high capacity and digital data services increased 10.9% in the third quarter of 2005 and 11.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Switched access revenues decreased due to a decline in switched MOUs of 6.5% in the third quarter of 2005 and 7.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004, reflecting the impact of access line loss and wireless substitution, partially offset by a favorable adjustment associated with a recent regulatory decision.

The FCC regulates the rates that we charge long distance carriers and end-user customers for interstate access services. See “Other Factors That May Affect Future Results – Regulatory and Competitive Trends – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements and broadband services.

Long Distance Services

Long distance service revenues include both intraLATA toll services and interLATA long distance voice and data services.

Long distance service revenues increased $25 million, or 2.3% in the third quarter of 2005 and $178 million, or 5.8% for the nine months ended September 30, 2005 compared to the similar periods in 2004, principally as a result of customer growth from our interLATA long distance services. We added 186,000 long distance lines in the third quarter of 2005 and 783,000 long distance lines in the nine months ended September 30, 2005, for a total of 18.15 million long distance lines nationwide, representing a 6.6% increase in long distance lines from September 30, 2004. The introduction of our Freedom service plans continues to stimulate growth in long distance services. As of September 30, 2005, approximately 51% of our local wireline customers have chosen Verizon as their long distance carrier.

Other Services

Our other services include such services as billing and collections for long distance carriers, public (coin) telephone and customer premises equipment and supply sales. Other services revenues also include services provided by our non-regulated subsidiaries such as data solutions and systems integration businesses, and other services.

Revenues from other services increased by $4 million, or 0.4% in the third quarter of 2005 and $33 million, or 1.3% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Revenue increases resulting from higher sales of voice and data customer premises equipment and other services exceeded declines associated with the sale of non-strategic businesses and reduced business volumes related to billing and collection services and public telephone services.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 3,932	$ 3,753	4.8%	$ 11,633	$ 11,027	5.5%
Selling, general and administrative expense	2,016	2,168	(7.0)	6,288	6,583	(4.5)
Depreciation and amortization expense	2,197	2,215	(.8)	6,582	6,652	(1.1)

	$ 8,145	$ 8,136.1		$ 24,503	$ 24,262	1.0

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

Cost of services and sales increased by $179 million, or 4.8% in the third quarter of 2005 and $606 million, or 5.5% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Both periods in 2005 were impacted by increased pension and other postretirement benefit costs. As of December 31, 2004, Verizon evaluated key employee benefit plan assumptions in response to conditions in the securities markets. The expected rate of return on pension plan assets has been maintained at 8.50%. However, the discount rate assumption has been lowered from 6.25% in 2004 to 5.75% in 2005, consistent with interest rate levels at the end of 2004. Further, there was an increase in the retiree health care cost trend rates. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past few years, resulted in net pension and other postretirement benefit expense (primarily in cost of services and sales) of $312 million in the third quarter of 2005 and $931 million for the nine months ended September 30, 2005, compared to net pension and postretirement benefit expense of $161 million and $603 million in the third quarter of 2004 and nine months ended September 30, 2004, respectively. Also contributing to expense increases in cost of services and sales were higher costs associated with our growth businesses, including a 2,800, or 2.0% increase in the number of employees as of September 30, 2005 compared to September 30, 2004. Further, both the quarter and year-to-date comparisons were affected by favorable adjustments to our interconnection expense in 2004, as a result of our ongoing reviews of local interconnection expense charged by CLECs and settlements with carriers, including the MCI settlement recorded in the second quarter of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expense decreased by $152 million, or 7.0% in the third quarter of 2005 and $295 million, or 4.5% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Decreases in both periods were attributable to gains on the sale of real estate in the third quarter of 2005, and for the year-to-date period by lower property and gross receipts taxes and reduced bad debt costs, offset by a prior year gain on the sale of a small business unit.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $18 million, or 0.8% in the third quarter of 2005 and $70 million, or 1.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004, was driven by lower rates of depreciation, partially offset by higher plant, property and equipment balances and software amortization costs.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 537	$ 622	(13.7)%	$ 1,500	$ 1,948	(23.0)%

Segment income decreased by $85 million, or 13.7% in the third quarter of 2005 and by $448 million, or 23.0% for the nine months ended September 30, 2005 compared to the similar periods in 2004, primarily as a result of the after-tax impact of operating revenues and operating expenses described above and favorable deferred tax balance adjustments in the prior year periods.

Special and non-recurring items not included in Domestic Telecom’s segment income totaled ($64) million and ($1) million in the third quarter of 2005 and 2004, respectively. Special and non-recurring items in the third quarter of 2005 included a net gain on the sale of a New York City office building and Verizon Center relocation-related costs. Special and non-recurring charges in the third quarter of 2004 included Hawaii results of operations offset by pension settlement losses. Special and non-recurring items for the nine months ended September 2005 period totaled ($287) million, and also included Hawaii results of operations and a gain on the sale of the Hawaii wireline operations. Special and non-recurring items totaling $353 million for the nine months ended September 30, 2004 also included Hawaii results of operations, operating asset losses pertaining to our international long distance and data network, and additional pension settlement losses, partially offset by an expense credit resulting from the favorable resolution of pre-bankruptcy amounts due from MCI as well as a gain on the sale of an investment.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Wireless sales and services	$ 8,351	$ 7,311	14.2%	$ 23,615	$ 20,320	16.2%

Revenues earned from our consolidated wireless segment grew by $1,040 million, or 14.2% in the third quarter of 2005 and $3,295 million, or 16.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004. Service revenue of $7,270 million in the third quarter of 2005 was $881 million, or 13.8% higher than the similar period in 2004, and service revenue of $20,701 million for the nine months ended September 30, 2005 was $2,768 million, or 15.4% higher than the similar period in 2004. The service revenue increases were primarily due to a 17.0% increase in customers as of September 30, 2005 compared to September 30, 2004, partially offset by decreases in ARPU. Equipment and other revenue increased $159 million, or 17.2% in the third quarter of 2005 and $527 million, or 22.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004 principally as a result of increases in wireless devices sold.

We ended the third quarter of 2005 with approximately 49.3 million customers, compared to 42.1 million customers at the end of the third quarter of 2004. More than 1.9 million net customers were added during the third quarter of 2005 compared to 1.7 million during the third quarter of 2004. We added 5.5 million net customers during the nine months ended September 30, 2005 compared to 4.6 million during the similar period in 2004. Retail net additions accounted for 98% of the total net additions. The overall composition of our customer base as of September 30, 2005 was 93% retail postpaid, 3% retail prepaid and 4% resellers. As of September 30, 2005, approximately 48.4 million, or 98% of our customers subscribe to digital service compared to 96% at September 30, 2004. In addition, our average monthly churn rate, the rate at which customers disconnect service, decreased to 1.29% in the third quarter of 2005 and decreased to 1.28% for the nine months ended September 30, 2005 compared to 1.53% in both the third quarter and for the nine months ended September 30, 2004. Retail postpaid churn decreased to 1.08% in the third quarter of 2005 and decreased to 1.07% for the nine months ended September 30, 2005 compared to 1.29% in the third quarter of 2004 and 1.28% for the nine months ended September 30, 2004.

ARPU decreased 2.8% to $50.13 in the third quarter of 2005 and by 1.3% to $49.54 for the nine months ended September 30, 2005 compared to the similar periods in 2004, primarily due to pricing changes to our America’s Choice and Family Share plans earlier this year. Partially offsetting these decreases was a 73% increase in data revenue per customer in the third quarter of 2005 and a 71% increase for the nine months ended September 30, 2005 compared to the similar periods in 2004, driven by increased use of our messaging and other data services. Data revenues of $613 million, or 8.4% of service revenues in the third quarter of 2005 increased by $311 million, or 103.0% compared to the similar period in 2004. Data revenues of $1,512 million, or 7.3% of service revenues for the nine months ended September 30, 2005 increased $755 million, or 99.7% compared to the similar period in 2004. Data revenue represented 4.7% and 4.2% of service revenues in the third quarter of 2004 and for the nine months ended September 30, 2004, respectively.

The increases in equipment revenue were attributed to an increase in wireless devices sold in the third quarter of 2005 and the nine months ended September 30, 2005 compared to the similar periods in 2004. The increases in units sold were driven by an increase in gross retail customer additions as well as equipment upgrades in the third quarter of 2005 and the nine months ended September 30, 2005 compared to the similar periods in 2004.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 2,519	$ 2,107	19.6%	$ 6,899	$ 5,619	22.8%
Selling, general and administrative expense	2,814	2,411	16.7	8,051	6,933	16.1
Depreciation and amortization expense	1,199	1,147	4.5	3,524	3,305	6.6

	$ 6,532	$ 5,665	15.3	$ 18,474	$ 15,857	16.5

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $412 million, or 19.6% for the third quarter of 2005 and $1,280 million, or 22.8% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were primarily due to higher wireless network costs in the current year periods caused by increased MOUs on the wireless network, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 20.4% in the third quarter of 2005 and 27.2% for the nine months ended September 30, 2005 compared to the similar periods in 2004. The increases were primarily attributed to an increase in wireless devices sold, driven by higher gross retail activations and equipment upgrades for the third quarter of 2005 and the nine months ended September 30, 2005 compared to the similar periods in 2004.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $403 million, or 16.7% in the third quarter of 2005 and $1,118 million, or 16.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were primarily due to an increase in salary and benefits expense and sales commission expense.

Salary and benefits expense increased $139 million in the third quarter of 2005 and $398 million for the nine months ended September 30, 2005 compared to the similar periods in 2004. The salary and benefits expense increase resulted from higher per employee salary and benefit costs and an increase in employees, primarily in the sales and customer care areas. The increase in the per employee salary and benefits cost was principally driven by an increase in costs in the nine months ended September 30, 2005 of approximately $171 million related to our long-term incentive program. In addition, sales commission expense in both our direct and indirect channels increased $96 million in the third quarter of 2005 and $227 million for the nine months ended September 30, 2005 compared to the similar periods in 2004, primarily as a result of the increase in gross customer additions and customer renewals in the current year periods. Advertising and promotion expenses increased by $64 million in the third quarter of 2005 and $218 million for the nine months ended September 30, 2005 compared to the similar periods in 2004.

Depreciation and Amortization Expense

Depreciation and amortization increased by $52 million, or 4.5% in the third quarter of 2005 and $219 million, or 6.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 574	$ 478	20.1%	$ 1,524	$ 1,249	22.0%

Segment income increased by $96 million, or 20.1% in the third quarter of 2005 and by $275 million, or 22.0% for the nine months ended September 30, 2005 compared to the similar periods in 2004, primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. Increases in minority interest were principally due to the increased earnings of the Domestic Wireless segment, which has a significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business comprises print yellow pages directories, SuperPages.com, our online directory and search services, and SuperPages On the Go, our directory and information services on wireless telephones.

In connection with the sale of Verizon’s wireline properties in Hawaii discussed earlier under “Consolidated Results of Operations,” we recently sold our directory operations in Hawaii. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii operations that have been sold. In 2004, Verizon sold Verizon Information Services Canada, its directory operations in Canada, to an affiliate of Bain Capital, a private investment firm, for $1.6 billion. Prior years’ results of operations for this business unit are classified as discontinued operations in accordance with SFAS No. 144 and are excluded from Information Services segment results.

Operating Revenues

Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Operating Revenues	$ 857	$ 883	(2.9)%	$ 2,608	$ 2,675	(2.5)%

Operating revenues decreased $26 million, or 2.9% in the third quarter of 2005 and $67 million, or 2.5% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These decreases were primarily due to reduced domestic print advertising revenue. SuperPages.com continues to achieve growth as demonstrated by an increase in revenue of 12.7% in the third quarter of 2005 and 21.8% for the nine months ended September 30, 2005 compared to the similar periods in 2004.

Operating Expenses

Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 141	$ 126	11.9%	$ 444	$ 394	12.7%
Selling, general and administrative expense	252	324	(22.2)	826	983	(16.0)
Depreciation and amortization expense	23	23	–	69	65	6.2

	$ 416	$ 473	(12.1)	$ 1,339	$ 1,442	(7.1)

Cost of services and sales increased $15 million, or 11.9% in the third quarter of 2005 and $50 million, or 12.7% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases were primarily due to higher printing and distribution costs and higher costs associated with SuperPages.com. Selling, general and administrative expenses decreased $72 million, or 22.2% in the third quarter of 2005 and $157 million, or 16.0% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These decreases were primarily due to cost reductions, as well as reduced bad debt and legal expenses.

Segment Income

Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 279	$ 244	14.3%	$ 798	$ 743	7.4%

Segment income increased $35 million, or 14.3% in the third quarter of 2005 and $55 million, or 7.4% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases are primarily the result of the after-tax impact of operating revenues and operating expenses described above and lower interest expense.

There were no special or non-recurring items in the third quarter of 2005 compared with $(26) million in the third quarter of 2004. Special and non-recurring items not included in Information Services’ segment income were $(10) million and $(64) million for the nine months ended September 30, 2005 and 2004, respectively. Special and non-recurring items include the results of operations of the Hawaii directory operations sold in the second quarter of 2005 and the results of operations of Verizon Information Services Canada (see “Consolidated Results of Operations”), as well as pension settlement losses for the nine months ended September 30, 2004.

International

Our International segment includes international wireline and wireless telecommunication operations in the Americas and Europe. Our consolidated international investments as of September 30, 2005 included Verizon Dominicana in the Dominican Republic and TELPRI in Puerto Rico. Either the cost or the equity method is applied to those investments in which we have less than a controlling interest.

Operating Revenues

Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Operating Revenues	$ 572	$ 496	15.3%	$ 1,626	$ 1,470	10.6%

Revenues generated by our international businesses increased by $76 million, or 15.3% in the third quarter of 2005 and $156 million, or 10.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. The increase for the third quarter of 2005 primarily reflects the appreciation of the Dominican Republic peso as well as favorable wireless growth at TELPRI. The increase for the nine months ended September 30, 2005 reflects the appreciation of the Dominican Republic peso and operational growth at Verizon Dominicana, partially offset by a favorable adjustment to carrier access revenues at TELPRI in the second quarter of 2004.

Operating Expenses

Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Cost of services and sales	$ 180	$ 153	17.6%	$ 543	$ 456	19.1%
Selling, general and administrative expense	173	136	27.2	491	351	39.9
Depreciation and amortization expense	85	80	6.3	255	237	7.6

	$ 438	$ 369	18.7	$ 1,289	$ 1,044	23.5

Cost of Services and Sales

Cost of services and sales increased $27 million, or 17.6% in the third quarter of 2005 and $87 million, or 19.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases primarily reflect higher variable costs at TELPRI and Verizon Dominicana as well as the appreciation of the Dominican Republic peso.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $37 million, or 27.2% in the third quarter of 2005 and $140 million, or 39.9% for the nine months ended September 30, 2005 compared to the similar periods in 2004. The increase for the third quarter of 2005 reflects the appreciation of the Dominican Republic peso and higher employee-related costs and commission expenses. The increase for the nine months ended September 30, 2005 reflects the favorable resolution in the second quarter of 2004 of a 2003 TELPRI charge recorded as a result of an adverse Puerto Rico Circuit Court of Appeals ruling on intra-island long distance access rates, the appreciation of the Dominican Republic peso and higher employee-related costs and commission expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5 million, or 6.3% in the third quarter of 2005 and $18 million, or 7.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These increases primarily reflect the appreciation of the Dominican Republic peso.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	% Change	2005	2004	% Change

Segment Income	$ 349	$ 319	9.4%	$ 971	$ 887	9.5%

Segment income increased $30 million, or 9.4% in the third quarter of 2005 and increased $84 million, or 9.5% for the nine months ended September 30, 2005 compared to the similar periods in 2004. The increase for the third quarter of 2005 reflects an increase in interest income, lower income taxes and Verizon’s share (after minority interest) of the after-tax impact of operating revenues and operating expenses previously described, partially offset by the decrease in equity in earnings of unconsolidated businesses. The increase for the nine months ended September 30, 2005 reflects an increase in interest income, foreign exchange gains, income from other unconsolidated businesses and lower income taxes, partially offset by lower equity in earnings of unconsolidated businesses and Verizon’s share (after minority interest) of the after-tax impact of operating revenues and operating expenses previously described.

Equity in earnings of unconsolidated businesses decreased $18 million, or 7.6% in the third quarter of 2005 and $73 million, or 10.1% for the nine months ended September 30, 2005 compared to the similar periods in 2004. These decreases reflect lower equity income due to the sale of our equity investment in TELUS in 2004 and a legal contingency reserve for estimated additional pension liabilities at CANTV, partially offset by higher tax benefits and operational results at Vodafone Omnitel.

Income from other unconsolidated businesses decreased $2 million, or 100% in the third quarter of 2005 and increased $25 million, or 80.6% for the nine months ended September 30, 2005 compared to the similar periods in 2004. The increase for the nine months ended September 30, 2005 reflects higher gains realized from the sale of investments compared to the similar period in 2004.

Special and non-recurring items not included in International’s segment income totaled $(95) million in the third quarter of 2005 related to tax benefits realized in connection with prior years’ investment losses of $(74) million and a tax benefit of $(21) million related to the repatriation of foreign earnings. Special and non-recurring items totaled $(105) million for the nine months ended September 30, 2005 related to tax benefits realized in connection with prior years’ investment losses of $(316) million, partially offset by a net tax provision of $211 million on the repatriation of foreign earnings. The special and non-recurring item of $2 million for the nine months ended September 30, 2004 related to pension settlement losses.

Special Items

Sales of Businesses and Investment, Net

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii, including Verizon Hawaii Inc. which operated approximately 700,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select Services Inc. in Hawaii, to an affiliate of The Carlyle Group for $1,326 million in cash proceeds. In connection with this sale, we recorded a net pretax gain of $530 million ($336 million after-tax, or $.12 per diluted share).

Sale of Investment

During the first quarter of 2004, we sold all of our investment in Iowa Telecom preferred stock, which resulted in a pretax gain of $43 million ($43 million after-tax, or $.02 per diluted share) included in Income From Other Unconsolidated Businesses in the unaudited condensed consolidated statements of income.

Tax Matters

During the third quarter of 2005, we recorded a tax benefit of $94 million ($.03 per diluted share) in connection with capital gains and prior year investment losses and a tax benefit of $21 million ($.01 per diluted share) related to the repatriation of prior year foreign earnings.

During the second quarter of 2005, as a result of the capital gain realized in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million ($.09 per diluted share) related to prior year investment losses. The investment losses pertain to Grupo Iusacell, S.A. de C.V., CTI Holdings, S.A. and TelecomAsia.

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

Facility and Employee-Related Items

During the third quarter of 2005, we recorded a net pretax gain of $64 million ($37 million after-tax, or $.01 per diluted share) in connection with our planned relocation of several functions to Verizon Center, including a pretax gain of $120 million ($72 million after-tax or $.03 per diluted share) related to the sale of a New York City office building, partially offset by a pretax charge of $56 million ($35 million after-tax, or $.01 per diluted share) primarily associated with relocation-related employee severance costs and related activities.

During the third quarter of 2004 and the nine months ended September 30, 2004, we recorded pretax pension settlement losses of $33 million ($20 million after-tax, or $.01 per diluted share) and $792 million ($485 million after-tax, or $.17 per diluted share), respectively. These settlement losses related to employees that received lump-sum distributions during 2004 in connection with the 2003 voluntary separation plan under which more than 21,000 employees accepted the separation offer in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Other Special Items

During the third quarter of 2005, we recorded pretax charges of $135 million ($131 million after-tax, or $.05 per diluted share) including a pretax impairment charge of $125 million ($125 million after-tax or $.04 per diluted share) pertaining to our leasing operations for aircraft leases involved in recent airline bankruptcy proceedings and a pretax charge of $10 million ($6 million after-tax, or less than $.01 per diluted share) in connection with the early retirement of debt.

In the second quarter of 2004, we recorded an expense credit of $204 million ($123 million after-tax, or $.04 per diluted share) resulting from the favorable resolution of pre-bankruptcy amounts due from MCI. Previously reached settlement agreements became fully effective when MCI emerged from bankruptcy proceedings in the second quarter of 2004.

Also during the second quarter of 2004, we recorded a charge of $113 million ($87 million after-tax, or $.03 per diluted share) related to operating asset losses pertaining to our international long distance and data network. In addition, we recorded a pretax charge of $12 million ($7 million after-tax, or less than $.01 per diluted share) during the second quarter of 2004 in connection with the early retirement of debt. During the first quarter of 2004, we also recorded pretax charges of $43 million ($27 million after-tax, or $.01 per diluted share) resulting from the early retirement of debt.

Consolidated Financial Condition

	Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	$ Change

Cash Flows Provided By (Used In)
Operating activities	$ 15,275	$ 15,494	$ (219)
Investing activities	(13,625)	(7,825)	(5,800)
Financing activities	(3,324)	(7,722)	4,398

Decrease in Cash and Cash Equivalents	$ (1,674)	$ (53)	$ (1,621)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Our cash from operating activities for the nine months ended September 30, 2005 decreased compared to the similar period of 2004. During the nine months ended September 30, 2005, we made significant cash payments related to higher pension fund contributions and income taxes, including taxes paid in the first quarter of 2005 related to fourth quarter 2004 sales of Verizon Information Services Canada and TELUS shares, partially offset by significant repatriations of foreign earnings of unconsolidated businesses and lower minority interest dividends paid. The nine months ended September 30, 2004 includes significant severance payments in the first quarter of 2004 related to the 2003 voluntary separation plan.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Total capital expenditures, including capitalized software, were $11,552 million for the nine months ended September 30, 2005 compared to $9,077 million for the nine months ended September 30, 2004. We invested $6,216 million in our Domestic Telecom business during the nine months ended September 30, 2005 compared to $4,703 million in the similar period in 2004. We also invested $4,962 million in our Domestic Wireless business during the nine months ended September 30, 2005 compared to $4,121 million in the similar period in 2004. The increase in capital spending of both Domestic Telecom and Domestic Wireless represents our continuing effort to invest in high growth areas including wireless, long distance, DSL and other wireline data initiatives.

Capital expenditures, which include capitalized software, are expected to increase by approximately 15% in 2005. Capital expenditures in 2006 are expected to be at a similar level as 2005, in the range of $15.4 billion to $15.7 billion, excluding capital expenditures associated with MCI (see “Other Factors That May Affect Future Results – Recent Developments – MCI Acquisition”).

We invested $4,630 million in acquisitions and investments in businesses during the nine months ended September 30, 2005, including $3,003 million to acquire NextWave’s personal communications services licenses, $641 million to acquire 63 broadband wireless licenses in connection with FCC auction 58, $419 million to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets in several existing and new markets, $230 million to purchase spectrum from MetroPCS, Inc. and $263 million for other wireless properties and licenses. During the nine months ended September 30, 2004, we invested $300 million in acquisitions and investments in businesses including a deposit of $186 million for wireless licenses and $104 million primarily related to Verizon’s limited partnership investments in entities that invest in affordable housing projects. During the nine months ended September 30, 2005, we received cash proceeds of $1,326 million in connection with the sale of Verizon’s wireline and directory operations in Hawaii. During the nine months ended September 30, 2004, we received cash proceeds of $117 million from the sale of a small business unit.

Other, net investing activities during the nine months ended September 30, 2005 includes an investment of $1,121 million for the purchase of 43.4 million shares of MCI common stock from eight entities affiliated with Carlos Slim

Helu, offset by cash proceeds of $680 million from property sales, including a New York City office building, and $349 million of repatriated proceeds from the sales of European investments in prior years. Other, net investing activities for the nine months ended September 30, 2004 includes net cash proceeds received in connection with the sale of investments, including Iowa Telecom preferred stock.

Under the terms of an investment agreement, Vodafone Group Plc (Vodafone) may require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times at its then fair market value. In the event Vodafone exercises its put rights, we have the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest instead of Verizon Wireless for cash or Verizon stock at our option. Vodafone had the right to require the purchase of up to $10 billion during the 61-day period opening on June 10 and closing on August 9 in 2005, and did not exercise that right. As a result, Vodafone still has the right to require the purchase of up to $20 billion worth of its interest, not to exceed $10 billion in any one year, during a 61-day period opening on June 10 and closing on August 9 in 2006 and 2007. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

Cash Flows Used In Financing Activities

The net cash proceeds of $143 million from the increase in our total debt during the nine months ended September 30, 2005 was primarily due to the issuance by Verizon Global Funding Corp. of long-term debt with a total principal amount of $1,500 million, resulting in total cash proceeds of $1,478 million, net of discounts and costs, and an increase in our short-term borrowings of $1,121 million. This increase was largely offset by repayments of long-term debt at Domestic Wireless and Domestic Telecom of $1,533 million and $727 million, respectively.

Cash of $4,444 million was used to reduce our total debt during the nine months ended September 30, 2004. We repaid $2,314 million and $2,477 million of Domestic Telecom and corporate long-term debt, respectively. The Domestic Telecom debt repayment included the early retirement of $1,275 million of long-term debt. The corporate debt repayment included $1,984 million of zero-coupon convertible notes redeemed by Verizon Global Funding. Also during the nine months ended September 30, 2004, we decreased our short-term borrowings by $79 million and Verizon Global Funding issued $500 million of long-term debt.

Our ratio of debt to debt combined with shareowners’ equity was 50.1% at September 30, 2005 compared to 53.5% at September 30, 2004.

As of September 30, 2005, we had $25 million in bank borrowings outstanding. We also had approximately $6.7 billion of unused bank lines of credit (including a $6.0 billion three-year committed facility which expires in June 2008, a $400 million one-year committed facility for TELPRI which expires in February 2006 and various other facilities totaling approximately $400 million). In addition, our financing subsidiary had shelf registrations for the issuance of up to $9.0 billion of unsecured debt securities. The debt securities of our telephone and financing subsidiaries continue to be accorded high ratings by primary rating agencies. In September 2004, Standard & Poor’s affirmed the long term debt rating of Verizon and related entities, including Verizon Wireless at A+, and changed our credit rating outlook to negative from stable. The short-term debt rating of Verizon Network Funding Corp. was lowered to A-1 from A-1+. In December 2004, Moody’s Investors Service (Moody’s) affirmed the A2 rating of Verizon Global Funding and the P-1 short-term rating of Verizon Network Funding. In February 2005, both Standard & Poor’s and Moody’s indicated that the proposed acquisition of MCI (see “Other Factors That May Affect Future Results – Recent Developments – MCI Acquisition”) may result in downgrades in Verizon’s debt ratings. Moody’s placed the short-term and long-term debt of Verizon and its telephone subsidiaries on review for possible downgrade, while simultaneously changing the outlook on the A3-rated Verizon Wireless debt to stable from positive. Standard & Poor’s placed the long-term debt of Verizon and affiliates (including Verizon Wireless) on credit watch with negative implications. Fitch Ratings also placed the A+ rating of Verizon, along with the ratings of its affiliates, on ratings watch negative as a result of the proposed acquisition of MCI.

Verizon and its consolidated subsidiaries are in compliance with all of their debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first quarter of 2005, Verizon increased its dividend by $.02 per share, or 5.2% to $.405 per share compared to $.385 per share declared in the first quarter of 2004. In the second and third quarters of 2005, we announced quarterly cash dividends of $.405 per share, compared to $.385 per share declared in the similar periods of 2004.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2005 totaled $616 million, a $1,674 million decrease from cash and cash equivalents at December 31, 2004 of $2,290 million. The decrease in cash and cash equivalents was primarily driven by increased capital expenditures and higher acquisitions and investments, partially offset by higher short-term and long-term borrowings.

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

Foreign Currency Translation

The functional currency for our foreign operations is the local currency. At September 30, 2005, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso and the euro. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. We also periodically hold cash balances in foreign currencies. The translation of foreign currency cash balances is recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the third quarter of 2005, the translation of these cash balances were not material. During the second and third quarters of 2005, we entered into zero cost euro collars to hedge a portion of our net investment in Vodafone Omnitel. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, changes in the fair value of these contracts due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the impact of foreign currency changes on the value of our net investment in the operation being hedged. We have not hedged our accounting translation exposure to foreign currency fluctuations relative to the carrying value of our other investments. The table that follows summarizes the fair values of the zero cost euro collars as of September 30, 2005 and provides a sensitivity analysis of their estimated fair values assuming a 10% decrease and increase in the value of the U.S. dollar against the euro.

(dollars in millions)
At September 30, 2005	Fair Value	Fair Value assuming 10% decrease in US$/euro	Fair Value assuming 10% increase in US$/euro

Foreign currency derivatives	$ 4	$ 74	$ (26)

Our earnings were affected by foreign currency gains or losses associated with the U. S. dollar denominated assets and liabilities at Verizon Dominicana.

Equity Risk

On May 17, 2005, we purchased 43.4 million shares of MCI common stock under a stock purchase agreement that contained a provision for the payment of an additional cash amount determined immediately prior to April 9, 2006 based on the market price of Verizon’s common stock (see “Other Factors That May Affect Future Results – Recent Developments – MCI Acquisition”). Under SFAS No. 133, this additional cash payment is an embedded derivative which we carry at fair value and is subject to changes in the market price of Verizon stock. Since this derivative does not qualify for hedge accounting under SFAS No. 133, changes in its fair value are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the third quarter of 2005 and the nine months ended September 30, 2005, we recorded pretax income of $26 million and $46 million, respectively in connection with this embedded derivative. The table that follows summarizes the fair values of our MCI common stock and the embedded derivative as of September 30, 2005 and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices.

(dollars in millions)
At September 30, 2005	Fair Value	Fair Value assuming 10% decrease in equity price	Fair Value assuming 10% increase in equity price

Equity price sensitive cost investments, at fair value and derivatives	$ 1,093	$ 995	$ 1,165

Other Factors That May Affect Future Results

Recent Developments

MCI Acquisition

On February 14, 2005, Verizon announced that it had agreed to acquire MCI for a combination of Verizon common shares and cash (including MCI dividends). On May 2, 2005, Verizon announced that it agreed with MCI to further amend its agreement to acquire MCI for cash and stock of at least $26.00 per share, consisting of cash of $5.60, which was paid as a special dividend by MCI on October 27, 2005, after the October 6, 2005 approval of the transaction by MCI shareholders, plus the greater of .5743 Verizon shares for each MCI common share or a sufficient number of Verizon shares to deliver to shareholders $20.40 of value. Under this price protection feature, Verizon may elect to pay additional cash instead of issuing additional shares over the .5743 exchange ratio. This consideration is subject to adjustment at closing and may be decreased based on MCI’s bankruptcy claims-related experience and international tax liabilities. The acquisition requires regulatory approvals, which the companies are targeting to obtain by year-end 2005. Verizon expects to close the acquisition in early 2006.

Separately, on April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005 until the closing of the purchase of those shares. The transaction closed on May 17, 2005 and the additional cash payment was made through May 13, 2005. The total cash payment was $1,121 million. Under the stock purchase agreement, Verizon will pay the Slim entities an adjustment at the end of one year in an amount per MCI share calculated by multiplying (i) .7241 by (ii) the amount, if any, by which the price of Verizon’s common stock exceeds $35.52 per share (measured over a 20-day period), subject to a maximum excess amount per Verizon share of $26.98. After the closing of the stock purchase agreement, Verizon transferred the shares of MCI common stock it had purchased to a trust established pursuant to an agreement between Verizon and the Department of Justice. We received the special dividend of $5.60 per MCI share on these 43.4 million MCI shares, or $243 million, on October 27, 2005.

Spectrum Purchases

On February 24, 2005, we signed an agreement with MetroPCS to purchase 10 MHz of personal communications services spectrum covering the San Francisco area for a purchase price of $230 million. The transaction closed on May 11, 2005.

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless and Vista PCS, LLC were the highest bidders for 63 licenses totaling approximately $697 million. On May 13, 2005, the licenses won by Verizon Wireless were granted by the FCC. The licenses won by Vista PCS are not expected to be granted until late 2005 or early 2006.

Sales of Businesses and Investments

Telephone Access Lines

From time to time, Verizon considers plans for a reduction in the size of our access line business, including through a spin-off mechanism or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless.

During the second quarter of 2004, we entered into an agreement to sell our wireline-related businesses in Hawaii, which operated approximately 700,000 switched access lines, to an entity controlled by The Carlyle Group. The transaction closed on May 2, 2005 and we received cash proceeds of $1,326 million.

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

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions the FCC has been considering are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a less regulated private carriage arrangement, under what circumstances high speed Internet access services should be classified as largely deregulated information services, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification. On June 27, 2005, the U.S. Supreme Court overturned a decision of the U.S. Court of Appeals for the Ninth Circuit and upheld an FCC decision that cable modem service is classified as an information service that is free of traditional common carrier regulation. On September 23, 2005, the FCC released an order extending the same regulatory treatment that it previously applied to cable modem services to broadband Internet access services provided by telephone companies. The FCC concluded that broadband Internet access services provided by telephone companies are information services, and that telephone companies have the option of offering the underlying broadband transmission services on either a common carrier or private carriage basis.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005. We do not expect the impact of adopting FIN No. 47 to have a material effect on our results of operations or financial position.

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

•	a significant change in the timing of, or the imposition of any government conditions to, the closing of our business combination transaction with MCI, if consummated;

•	actual and contingent liabilities in connection with the MCI transaction; and

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following the MCI transaction.

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

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the third quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 2005	144,000	$34.67	144,000	64,886,480
August 2005	613,200	33.49	613,200	64,273,280
September 2005	72,000	32.36	72,000	64,201,280

	829,200	33.60	829,200	64,201,280

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

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

VERIZON COMMUNICATIONS INC.

Date: November 8, 2005	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 3, 2005.