Form 10-K
period 2005-12-31
VERIZON COMMUNICATIONS INC
filed 2006-03-14
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York, Philadelphia, Boston, Chicago and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2005, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $96,045,598,000.

At January 31, 2006, 2,926,823,217 shares of the registrant’s Common Stock were outstanding, after deducting 11,356,177 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2005 (Parts I and II).

Portions of the registrant’s Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareowners (Part III).

Certifications

Unless otherwise indicated, all information is as of March 8, 2006

PART I Item 1. Business

General

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s domestic wireline telecommunications business provides local telephone services, including broadband, in 28 states and Washington, D.C. and nationwide long-distance and other communications products and services. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Verizon’s International segment includes wireline and wireless communications operations and investments in the Americas and Europe. In connection with the closing of the merger with MCI, Inc. (MCI), which occurred on January 6, 2006, Verizon now owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks which includes over 270,000 domestic and 360,000 international route miles of fiber optic cable and provides access to over 140 countries worldwide. Operating as Verizon Business, we are now better able to provide next-generation IP network services to medium and large businesses and government customers. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 250,000 employees, including Verizon Business.

Verizon was formerly known as Bell Atlantic Corporation, which was incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000, when Bell Atlantic Corporation merged with GTE Corporation.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Domestic Telecom	Domestic Telecom provides local telephone services, including voice, DSL, data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones in 28 states and Washington, D.C. This segment also provides long distance services, customer premises equipment distribution, video services, data solutions and systems integration, billing and collections and inventory management services.
Domestic Wireless	Domestic wireless products and services include wireless voice and data services and equipment sales across the United States.
Information Services	Information Services’ multi-platform business comprises yellow and white pages directories, SuperPages.com, our online directory and search services, and SuperPages On the Go, our directory and information services on wireless telephones. This segment’s operations are principally in the United States.
International	International wireline and wireless communications operations and investments in the Americas and Europe.

You can find additional business information under the heading “Overview” on pages 14 through 15 and segment financial information under the heading “Segment Results of Operations” on pages 20 through 25 and in Note 17 on pages 61 through 63 of the 2005 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Domestic Telecom

Operations

Our Domestic Telecom segment, principally representing our wireline telephone operations, provided approximately 50% of 2005 total operating revenues. Our telephone operations presently serve a territory consisting of 48.8 million access lines in 28 states and Washington, D.C. This segment also provides long distance and other telecommunication services. Domestic Telecom provides mainly two types of telecommunications services:

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

The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance and 911 service) and other communications services. The Enterprise unit also provides data transmission, Internet and network integration services, interLATA long distance services, network monitoring services and telecommunications equipment sales to medium and large businesses. Revenues in 2005 were approximately $5.6 billion, representing approximately 15% of Domestic Telecom’s aggregate revenues.

The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services and Internet access services. Our long distance subsidiary provides national and international long distance services in all 50 states to residential and business customers, including calling cards, 800/888 services and operator services. This unit also provides operator and pay telephone services and sells customer premises equipment. Revenues in 2005 were approximately $21.8 billion, representing approximately 58% of Domestic Telecom’s aggregate revenues. These revenues were derived primarily from the provision of telephone services to residential users.

The Partner Solutions Wholesale unit markets our network operations, which principally includes our carrier access and telecom industry services. Revenues in 2005 were approximately $9.2 billion, representing approximately 24% of Domestic Telecom’s aggregate revenues. Approximately 67% of total wholesale revenues were derived from interexchange carriers (switched and special access). The remaining revenues come from our telecom industry services, principally from other local exchange carriers which resell network connections to their own customers.

The Network unit is principally responsible for the construction and maintenance of our telephone operations’ networks. This unit is also responsible for the procurement and management of inventory and supplies for our subsidiaries and sells materials and logistic services to third-party carriers. Revenues in 2005 (after eliminations and combined with all other Domestic Telecom revenues) were approximately $1.0 billion, representing approximately 3% of Domestic Telecom’s aggregate revenues.

Telecommunications Act of 1996

The Telecommunications Act of 1996, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Telecommunications Act of 1996 and technological advances.

FCC Regulation and Interstate Rates

Our services are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended.

Broadband

The FCC has adopted a series of orders that recognize the competitive nature of the broadband market, and impose lesser regulatory requirements to broadband services and facilities than apply to narrowband. With respect to facilities, the FCC has determined that certain unbundling requirements that apply to narrowband facilities do not apply to broadband facilities such as fiber to the premise loops and packet switches. With respect to services, the FCC has concluded that broadband Internet access services offered by telephone companies and their affiliates qualify as largely deregulated information services. The same order also concluded that telephone companies may offer the underlying broadband transmission services that are used as an input to Internet access services through private carriage arrangements on negotiated commercial terms. The FCC’s order addressing the appropriate regulatory treatment of broadband Internet access services is the subject of a pending appeal.

Video

The FCC has a body of rules that apply to cable operators under Title VI of the Communications Act of 1934, and these rules also generally apply to telephone companies that provide cable services over their networks. In addition, companies that provide cable service over a cable system generally must obtain a local cable franchise. The FCC currently is conducting a rulemaking proceeding to determine whether the local franchising process is serving as a barrier to entry for new providers of video services, like Verizon. In this proceeding, the FCC is evaluating the scope of its authority over the local franchise process and is considering adopting rules under Section 621 of the Communications Act of 1934 to ensure that the local franchising process does not undermine competitive entry.

Interstate Access Charges and Intercarrier Compensation

The current framework for interstate access rates was established in the Coalition for Affordable Local and Long Distance Services (CALLS) plan, which the FCC adopted on May 31, 2000. The CALLS plan has three main components. First, it establishes portable interstate access universal service support of $650 million for the industry that replaces implicit support previously embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the

SLC by zones and class of customers. Third, the plan set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. As a result of tariff adjustments which became effective in July 2003, virtually all of our switched access lines reached the $.0055 benchmark.

The FCC currently is conducting a broad rulemaking proceeding to consider new rules governing intercarrier compensation including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The notice seeks comments about intercarrier compensation in general, and requests input on seven specific reform proposals.

The FCC also has pending before it issues relating to intercarrier compensation for dial-up Internet-bound traffic. The FCC previously found this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act of 1996. Instead, the FCC established federal rates per minute for this traffic that declined from $.0015 to $.0007 over a three-year period, established caps on the total minutes of this traffic subject to compensation in a state, and required incumbent local exchange carriers to offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. The U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect. The FCC subsequently denied a petition to discontinue the $.0007 rate cap on this traffic, but removed the caps on the total minutes of Internet-bound traffic subject to compensation. That decision is the subject of an appeal by several parties. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

The FCC also is conducting a rulemaking proceeding to address the regulation of services that use Internet protocol, including whether access charges should apply to voice or other Internet protocol services. The FCC also considered several petitions asking whether, and under what circumstances, services that employ Internet protocol are subject to access charges. The FCC previously has held that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges, while a service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service that is subject to access charges. Another petition asking the FCC to forbear from applying access charges to voice over Internet protocol services that are terminated on switched local exchange networks was withdrawn by the carrier that filed that petition. The FCC also declared the services offered by one provider of a voice over Internet protocol service to be jurisdictionally interstate on the grounds that it was impossible to separate that carrier’s Internet protocol service into interstate and intrastate components. The FCC also stated that its conclusion would apply to other services with similar characteristics. That order has been appealed.

The FCC also has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. More than half of special access revenues are now removed from price regulation. The FCC currently has a rulemaking proceeding underway to evaluate experience under its pricing flexibility rules, and to determine whether any changes to those rules are warranted.

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

Unbundling of Network Elements

Under section 251 of the Telecommunications Act of 1996, incumbent local exchange carriers were required to provide competing carriers with access to components of their network on an unbundled basis, known as UNEs, where certain statutory standards are satisfied. The Telecommunications Act of 1996 also adopted a cost-based pricing standard for these UNEs, which the FCC interpreted as allowing it to impose a pricing standard known as “total element long run incremental cost” or “TELRIC.” The FCC’s rules defining the unbundled network elements that must be made available at TELRIC prices have been overturned on multiple occasions by the courts. In its most recent order issued in response to these court decisions, the FCC eliminated the requirement to unbundle mass market local switching on a nationwide basis, with the obligation to accept new orders ending as of the effective date of the order (March 11, 2005). The FCC also established a one year transition for existing UNE switching arrangements. For high capacity transmission facilities, the FCC established criteria for determining whether high capacity loops, transport or dark fiber transport must be unbundled in individual wire centers, and stated that these standards were only expected to affect a small number of wire centers. The FCC also eliminated the obligation to provide dark fiber loops and found that there is no obligation to provide UNEs exclusively for wireless or long distance service. In any instance where a particular high capacity facility no longer has to be made available as a UNE, the FCC established a similar one year transition for any existing high capacity loop or transport UNEs, and an 18 month transition for any existing dark fiber UNEs. Verizon and other parties have challenged various aspects of the new FCC rules on appeal.

As noted above, the FCC has concluded that the requirement under Section 251 of the Telecommunications Act of 1996 to provide unbundled network elements at TELRIC prices generally does not apply with respect to broadband facilities, such as fiber to the premises loops, the packet-switched capabilities of hybrid loops and packet switching. The FCC also has held that any separate unbundling obligations that may be imposed by Section 271 of the Telecommunications Act of 1996 do not apply to these same facilities. The decision with respect to Section 271 is the subject of an ongoing appeal.

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

The CPUC is currently reviewing the NRF features.

Nevada

Verizon California’s operations in Nevada are subject to rate of return regulation.

Verizon Delaware Inc.

Since 1994, Verizon Delaware has been regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (Delaware Telecommunications Act). On June 7, 2005, the Delaware Public Service Commission (DEPSC) granted Verizon Delaware’s request that it continue to be regulated under the Delaware Telecommunications Act through September 2011, with the opportunity for Verizon Delaware to propose to the DEPSC an alternative regime for regulation during this time period. On September 9, 2003, the DEPSC approved a stipulation permitting Verizon Delaware to continue to be regulated under the Delaware Telecommunications Act through September 2006. The Delaware Telecommunications Act provides the following:

•

The prices of “Basic Telephone Services” (e.g., dial-tone and local usage) will remain regulated and cannot change in any one year by more than the Gross Domestic Product – Price Index (GDP-PI) less 3%.

•	The prices of “Discretionary Services” (e.g., Identa Ring(SM) and Call Waiting) cannot increase more than 15% per year per service.

•	The prices of “Competitive Services” (e.g., voice messaging and message toll service) are not subject to tariff or price regulation.

•	Verizon Delaware will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware’s telecommunications network during the first five years of the plan.

Verizon Florida Inc.

Florida statutes govern the price cap plan. Beginning January 1, 2001, Verizon Florida was able to raise basic local rates on 30 days notice once in any 12-month period not to exceed the GDP-PI less 1%. Verizon Florida may increase rates for non-basic services but increases for any category cannot exceed 6% in any 12-month period unless another company is providing service in a given exchange, at which time Verizon Florida can increase its price up to 20% in a 12-month period. Earnings are not regulated. Legislation was passed in 2003 that allows Verizon Florida to offset a reduction in intrastate access rates with an increase in basic local exchange revenues upon Florida Public Service Commission (FPSC) approval. The offset must be revenue neutral and take place over two to four years. In evaluating a petition filed under this statute, the FPSC is to consider whether granting the petition will remove current support for basic local telecommunications services preventing the creation of a more attractive competitive local exchange market for the benefit of residential consumers and enhanced market entry. The FPSC approved Verizon Florida’s petition in 2003, and the Florida Supreme Court affirmed that decision in 2005. When Verizon Florida’s rates are reduced to parity as defined by the statute, Verizon Florida’s basic services become subject to the same regulatory treatment as its non-basic services.

Verizon Maryland Inc.

In 2005, the Public Service Commission of Maryland approved a new price cap plan for regulating the intrastate services provided by Verizon Maryland. Under the plan, services are divided into six categories: Access; Basic-Residential; Basic-Business; Discretionary; Competitive; and Miscellaneous. Rates for Access, Basic-Residential, Basic-Business and Discretionary Services can be increased or decreased annually under a formula that is based upon changes in the GDP-PI plus or minus exogenous change adjustments, however, Basic-Residential Rates will be capped until November 23, 2007. Rates for Competitive Services may be increased without regulatory limits.

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

In March 2003, the MPUC opened a proceeding to address the Maine Supreme Judicial Court’s remand of the 2001 AFOR decision. In an order issued on July 11, 2003, the MPUC ruled that it would keep in place the $1.78 increase in Verizon New England’s monthly basic exchange rates pending completion of the remand and maintain certain elements (pricing flexibility, Service Quality Index) of the proposed AFOR on an interim basis until a final decision on the remand. On September 25, 2003, the MPUC issued an order reinstating the AFOR and that order was appealed. On January 26, 2005, the Maine Supreme Judicial Court vacated the MPUC order and remanded the case for further investigation. The court held that the MPUC did not sufficiently comply with the statutory requirement that it ensure that local rates under an AFOR will not be higher than under traditional rate of return.

On February 17, 2005, the MPUC initiated a second remand proceeding to comply with the deficiencies identified in the court’s January 26, 2005 order. With the consent of the parties, the MPUC proposed to consider a new AFOR, rather than seek to re-instate the 2001 AFOR (that likely would have expired, on its own terms, before the remand could be completed). In the interim, while the second remand investigation is pending, the MPUC determined it would keep in place the $1.78 increase (and subsequent further increases) in Verizon New England’s monthly basic exchange rates until the remand proceeding is concluded. In addition, certain elements of the 2001 AFOR (pricing flexibility, Service Quality Index) were also extended, on an interim basis, until a final decision on the second remand proceeding. Hearings in the second remand investigation are scheduled for the second quarter of 2006, with a decision by the MPUC later in the year.

Massachusetts

In May 2003, the Massachusetts Department of Telecommunications and Energy (DTE) approved an alternative regulatory plan for Verizon New England. The plan contains no earnings review and gives Verizon New England pricing flexibility for most retail business services and residence non-basic services, including second dial-tone lines. Price decreases are subject to price floor requirements. The DTE also approved rate reductions for state switched access prices to interstate levels with offsetting revenue-neutral increases in residence dial-tone rates. Those rate changes became effective on June 1, 2003.

New Hampshire

Verizon New England’s operations in New Hampshire are currently subject to rate of return regulation. On January 16, 2004, the New Hampshire Public Utilities Commission (NHPUC) concluded a comprehensive proceeding examining the appropriate cost of capital for Verizon. In its order, the NHPUC set the average weighted cost of capital for Verizon at 8.2%. At present, the newly determined cost of capital has no effect on Verizon’s retail revenues. The NHPUC directed Verizon to file revised UNE rates reflecting this new cost determination by March 16, 2004. Verizon’s current UNE rates were approved in 2001 relying upon an average weighted cost of capital of 10.46%. Verizon filed an appeal of the NHPUC decision in federal district court in New Hampshire. The NHPUC’s order to file new UNE rates was stayed by stipulation during the appeal. On August 17, 2005, the district court issued a ruling overturning the NHPUC’s decision. The court found that the agency had failed to apply the FCC’s standards in reaching its determination. On July 9, 2004, the NHPUC issued an order finding the existing Directory Licensing Agreement between Verizon New England and its affiliated Yellow Pages company to be unreasonable as it did not include a directory revenue sharing provision. As a result, the NHPUC directed that Verizon impute $23.3 million for purposes of intrastate ratemaking in New Hampshire. On October 19, 2004, the NHPUC issued an order denying Verizon’s Motion for Reconsideration of the decision. Verizon New England appealed the ruling to the New Hampshire Supreme Court which issued a ruling on December 28, 2005, affirming the NHPUC’s decision. At present, the NHPUC ruling regarding imputation has no effect on Verizon’s retail rates.

Rhode Island

On December 21, 2005, the Rhode Island Public Utilities Commission (RIPUC) approved a new alternative regulation plan proposed by Verizon Rhode Island to replace the existing alternative regulation plan that was to expire at the end of December 2005. The principal components of the newly approved plan are:

•	Pricing flexibility for all retail services, subject only to a long-run incremental cost (LRIC)-based price floor;

•	The company is allowed to reduce the Lifeline subsidy for unlimited basic service by $2 per month over two years;

•	All retail service quality penalties are eliminated. Service quality reporting requirements are reduced from monthly to quarterly;

•

The company must continue to file an annual earnings statement and semi-annual reports showing the total number of access lines served by the company and the number and type of access lines served by competitors; and

•	The initial term of the plan is three years, but the plan will continue indefinitely unless Verizon or the RIPUC seeks to make changes.

Vermont

On September 26, 2005, the Vermont Public Service Board (VPSB) issued a final order establishing a successor alternative regulatory plan for Verizon New England to replace a plan adopted in 2000. The new plan is retroactive to July 1, 2005, and runs through June 2008. The VPSB’s final order requires (i) rate reductions or investment in broadband and network diversity and (ii) separate publishing and distribution of directories for Verizon New England’s Vermont operations white and yellow pages listings or the company is subject to additional revenue reductions. The final order reduces rates by $8.2 million in 2005, $1.6 million in 2007, and $1.8 million in 2008. In the alternative, Verizon New England may avoid the price decreases by making annual investments in broadband and network diversity. Any such investment is required in each year of the plan and must include the current year’s revenue reduction plus any revenue reduction offset by investment in prior years. The final order also requires an annual $40 million investment in infrastructure. Although the plan provides pricing flexibility for all new services (including those introduced since the last plan such as Freedom), no price increases are permitted for existing services (basic exchange service, Message Toll Service and most vertical services). The final order also continues a service quality plan with a $10.5 million penalty cap. Verizon New England has filed tariffs with the VPSB proposing rated reductions of $8.2 million. Those tariffs are under review by the VPSB. Verizon New England has also filed an appeal of the VPSB’s order with the Vermont Supreme Court.

Verizon New Jersey Inc.

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with less than two lines, and the ordering, installation and restoration of these services. Verizon New Jersey provides “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002. The plan eliminates earnings regulation, eliminates earnings sharing provisions, streamlines the process to introduce new services and strengthens commitments to service quality, lifeline service and schools and public libraries.

Verizon New York Inc.

New York

The New York State Public Service Commission (NYSPSC) adopted an incentive plan to regulate the services of Verizon New York, effective March 1, 2002. The plan expired in 2005. The plan establishes state-wide service quality standards, with the potential for customer credits if Verizon New York fails to meet those standards. Verizon New York completed its transition to generally accepted accounting principles for preparing financial statements for regulatory purposes in March 2005. Verizon New York’s rates are proposed by the company based on several factors, including the competitiveness of the service and the company’s underlying costs, and are subject to approval by the NYSPSC.

Connecticut

In August 2005, the Connecticut Department of Public Utility Control adopted an incentive regulation plan proposed by Verizon New York, which eliminates regulation of earnings and provides other deregulatory benefits for Verizon New York’s operations in Connecticut.

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

Michigan

Since the Michigan Telecommunications Act was passed in 1991, a form of regulation that focuses on services, prices and costs has replaced rate of return regulation. Earnings are not regulated. All rates for regulated services must meet a cost floor. Subject to that condition, after November 22, 2005, only rates for primary basic local exchange services (PBLES) are rate regulated by the Michigan Public Service Commission (MPSC). Verizon North may increase the PBLES rate annually up to 1% less than the Consumer Price Index. Any rate increases above that amount must be approved by the MPSC as “just and reasonable.” The MPSC may only approve such rate increases for PBLES based upon one or more of the following 5 factors: total service LRIC; comparison to other provider rates; whether a new function, feature or capability is offered; increase in costs to provide local service; and whether further investment is economically justified. The MPSC has no jurisdiction over numerous unregulated services.

Ohio

Verizon North’s telephone operations in Ohio are subject to rate of return regulation.

Pennsylvania

On July 26, 2001, the Pennsylvania Public Utility Commission (PPUC) rejected, in part, and accepted, in part, a proposed price cap plan filed by Verizon North. The PPUC accepted, with some modification, that part of the plan that provided for the deregulation of the pricing of competitive services; adoption of a productivity factor based on inflation; a provision to adjust rates for exogenous events; and a price cap for the rates for competitive services. The PPUC rejected that part of Verizon North’s plan that provided for improvement of Verizon North’s network infrastructure. The PPUC subsequently approved a revised infrastructure plan for Verizon North that requires, inter alia, universal broadband deployment by 2015.

On November 30, 2004, a statute reauthorizing alternative regulation in Pennsylvania (Act 183) was enacted into law and on May 20, 2005 the PPUC approved an amended price cap plan for Verizon North pursuant to Act 183:

•	Requires Verizon North to deploy a universal broadband network, defined at 1.544 megabits per second, not later than 2015, and the plan cannot be subsequently changed without Verizon North’s consent;

•	Permits annual price increases on non-competitive services up to, but not exceeding, the GDP-PI minus .5%.

•	Allows nonprotected services to be declared competitive through a one-day’s notice filing with the PPUC.

•	Reduces PPUC reporting and other regulatory oversight requirements.

•

Requires Verizon North to contribute annually up to 20% of the first year effect of GDP-PI price increases and an allocated portion of $7 million (based on its share of Verizon access lines in Pennsylvania) to a fund designed to promote broadband in schools and broadband education and to provide funding for certain programs to assist local communities in obtaining broadband facilities and services; the amended plan also requires Verizon North to establish certain programs to assist local communities in obtaining broadband facilities and services and to provide discounts to schools for certain broadband services.

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

Verizon Northwest Inc.

California

Verizon Northwest’s California operations (under the name Verizon West Coast Inc.) are subject to rate of return regulation.

Idaho

Rate for intrastate services provided by Verizon Northwest’s Idaho operations have been deregulated under 2005 legislation. Various consumer protection regulations remain.

Oregon

Verizon Northwest’s Oregon operations are subject to rate of return regulation. Pricing flexibility is permitted in competitive zones and Verizon Northwest currently has Digital Channel Service, ISDN, PBX trunks (telephone switching equipment on customer premises), DID trunks (trunks from the customer premises switches to the central office) and single line business service offerings in these zones. Billing and collection, intraLATA toll and CentraNet and out-of-franchise (Seattle area) data services are in a competitive class and are flexibly priced. The company obtains support for basic service in high cost areas from a state universal service fund.

Washington

Verizon Northwest’s Washington operations are subject to rate of return regulation. IntraLATA toll, operator services and billing and collection are flexibly priced.

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

Verizon South Inc.

North Carolina

Verizon South’s operations in North Carolina have been under a price cap plan since 1996, which was modified in June 2005. Earnings are not regulated and local rates can be increased by GDP-PI times 1.5, but specific rate elements cannot be increased beyond 10% in one year. Rate increases are effective on fourteen days notice. Verizon South has complete flexibility to increase rates for billing and collection, Centrex, enhanced digital switch service, and premium local calling plan services.

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

Verizon Southwest

In general, the Texas Public Utilities Commission regulates Verizon Southwest under a price cap plan with no cap on earnings pursuant to the Public Utility Regulatory Act (PURA). The plan places services into three categories:

•

Basic services – These include basic local residential charges such as service connection, mandatory expanded calling plans and, until July 1, 2006, residential call waiting. Price increases require the Texas Public Utilities Commission approval. Full packaging (an integrated offering of some or all of our products and services) is allowed.

•	Access charges – Prices are capped; carriers can reduce rates to any amount above LRIC.

•

Non-basic services – This category represents all other regulated services, including basic local business services, intraLATA toll, custom calling features (except residential call waiting), special access, operator services, PBX and ISDN services. These services have unlimited upward pricing flexibility. Full packaging is allowed.

In 2005, PURA was amended to allow incumbent local exchange carriers to deregulate all or some of their exchanges. Verizon Southwest opted into this plan, and in 2005 the Texas Public Utilities Commission granted Verizon Southwest’s petition to deregulate eleven of its most populous exchanges. In these deregulated exchanges, Verizon Southwest has upward pricing flexibility for all basic telecommunications services, including basic residential service, provided that Verizon Southwest offers “stand-alone residential local exchange voice service” at capped rates. This rate cap expires in September 2007. As a result of opting into PURA’s deregulation plan, Verizon Southwest must phase-down its intrastate switched access rates over time to interstate levels.

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

Verizon Washington, DC Inc.

On September 9, 2004, the District of Columbia Public Service Commission (DCPSC) approved an amended price cap plan for local retail services provided by Verizon Washington, D.C. Key provisions of the 2004 plan include:

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

Verizon West Virginia Inc.

On October 3, 2001, the West Virginia Public Service Commission (WVPSC) approved Verizon West Virginia’s new Incentive Regulation Plan (IRP). The IRP continued, until December 31, 2005, the flexible price regulation of competitive services, caps on basic rates, infrastructure commitments and unlimited earnings freedom that had been in place since 1988. Verizon West Virginia may petition the WVPSC for another incentive regulatory plan at any time.

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

Local Exchange Services

The ability to offer local exchange services historically has been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in our service territory. The Telecommunications Act of 1996 has significantly increased the level of competition in our local exchange markets.

One of the purposes of the Telecommunications Act of 1996 was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our telephone operations, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

•	Purchase service from the ILEC for resale to CLEC customers;

•	Purchase UNEs from the ILEC; and/or

•	Interconnect the CLEC’s network with the ILEC’s network.

As a result, competition in our local exchange markets continues to increase. Our telephone operations generally have been required to sell their services to CLECs at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward will be affected by the new unbundling rules described above, and the rates we charge local exchange competitors for access to UNEs remain under near-continual review and revision by state regulators and often result in reductions in those rates. See “State Regulation of Rates and Services.”

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

Verizon Wireless is the industry-leading wireless communications provider in the United States in terms of profitability, as measured by operating income. Verizon Wireless has the second largest customer base of any U.S. wireless provider, with 51.3 million wireless subscribers as of December 31, 2005, and provides wireless voice and data services across one of the most extensive networks in the United States. Approximately 282 million people reside in areas of the U.S. in which we have FCC licenses to offer our services and approximately 250 million people reside in areas covered by our service. This coverage includes approximately 90% of the population in our licensed areas and 49 of the 50 and 98 of the 100 most populated U.S. metropolitan areas.

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

Recent Acquisitions

On March 4, 2005, we completed the purchase from Qwest Wireless, LLC of all of its personal communications services (PCS) licenses and related network assets for $419 million in cash, including post-closing adjustments. The licenses cover a population of approximately 31 million in 62 markets, and will provide additional spectrum capacity in certain of our existing major markets, such as Denver, Portland, Phoenix, Salt Lake City and Seattle.

On April 13, 2005, we completed the purchase of all of the stock of NextWave Telecom Inc., whereby we acquired 23 PCS licenses for $3,003 million in cash. The licenses cover a population of approximately 73 million and will provide spectrum capacity in key markets such as New York, Los Angeles, Boston, Washington D.C. and Detroit, and will expand our footprint into Tulsa, Oklahoma.

On May 11, 2005, we completed the purchase from Metro PCS, Inc. of its PCS license in the San Francisco basic trading area for $230 million in cash. The license covers a population of approximately 7 million and will provide spectrum capacity in the San Francisco, Oakland and San Jose markets.

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless and Vista PCS, LLC were the highest bidders for 63 licenses totaling approximately $697 million. On May 13, 2005, the licenses won by Verizon Wireless were granted by the FCC. The licenses won by Vista PCS remain subject to FCC approval.

Competition

There is substantial competition in the wireless telecommunications industry. We expect competition to intensify as a result of the higher penetration levels that currently exist in the industry, ongoing industry consolidation, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We currently provide service to 49 of the top 50 markets in the U.S., and each of these 49 markets is served by other competing wireless providers. Competition also may increase if smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. In addition, resellers that buy bulk wholesale service from facilities-based carriers for resale provide another set of differentiated competitors in the marketplace. Also, as wireless data proliferates, content will become an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities for increased leverage and/or opportunities to compete for wireless data revenues.

We compete primarily against three other national wireless service providers: Cingular Wireless LLC, Sprint Nextel Corporation and T-Mobile USA, Inc. In addition, in many markets we also compete with regional carriers, such as ALLTEL Corporation and US Cellular Corporation.

We believe that the following are the most important competitive factors in our industry:

Network reliability, capacity and coverage: Lower prices, improved service quality and new service offerings have led to increased minutes of use per customer. As a result, the ability to keep pace with network capacity needs and offer highly reliable national coverage through one’s own network is important. We have an extensive national network, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions and/or spectrum leasing. We own licenses that cover much of the country but we will need to spend significant amounts to expand our capacity and extend our coverage area and maintain and improve the quality of our network. Our competitors also have these needs and they are using similar means to address them.

Pricing: Service and equipment pricing is an important area in which wireless carriers compete. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for their money.

Customer service: Quality customer service is essential to ensure that existing customers do not terminate service and to obtain new customers. We believe that our quality customer service will be a key factor in retaining our customers and in attracting new customers and those who want to switch from other carriers. We are very focused on continually enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

Product Development: As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continue pursuing the development, evaluation and rapid deployment of new and innovative devices and customer solutions, both independently and in collaboration with application service providers.

Distribution: Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct, indirect and wholesale distribution channels is an important ingredient in achieving industry-leading profitability. A goal of our distribution strategy is to increase sales through our company-operated stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an extensive indirect distribution network of retail outlets and prepaid replenishment locations, original equipment manufacturers and value-added distributors, as well as various resellers who buy our service on a wholesale basis.

Capital resources: In order to expand the capacity and coverage of their networks and introduce new products and services, wireless providers require significant capital resources. We generate significant cash flow from operations. Some of our competitors also have significant cash flow.

Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, changes in customer preferences, regulatory changes, demographic trends, economic conditions and pricing strategies of competitors.

Information Services

Information Services is a world leader in print and online directory publishing and a content provider for electronic communications products and services. A leader in linking buyers and sellers, we produce Verizon yellow and white pages directories, as well as the Internet’s most advanced online directory, SuperPages.com. We pursue growth by offering customers comprehensive advertising programs that include bundled print and electronic commerce offerings.

Information Services provides sales, publishing and other related services for approximately 1,726 directory titles in 44 states, Washington, D.C., four countries and a Commonwealth outside the United States. This includes over 1,200 Verizon directory titles with a circulation of approximately 121 million copies in the U.S. and 8 million copies internationally.

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

Our directory publishing business competes within the yellow pages industry with five major U.S.-based directory publishers (AT&T Inc., BellSouth Corporation, R.H. Donnelley Corporation, Dex Media, Inc, and Yellow Book USA) and encounters competition in nearly all of our domestic print markets. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market. Our SuperPages.com competitors include national directory and local Internet search engines including Yahoo and Google.

In December 2005, Verizon announced that it is exploring divesting Information Services through a spin-off, sale or other strategic transaction.

International

Our International segment includes international wireline and wireless communications operations and investments in the Americas and Europe. Our consolidated international investments as of December 31, 2005 included Verizon Dominicana, C. por A. (Verizon Dominicana) in the Dominican Republic and Telecomunicaciones de Puerto Rico, Inc. (TELPRI) in Puerto Rico. As of December 31, 2005, our International segment managed approximately 5 million access lines and provided wireless services to approximately 31 million customers.

Americas

Dominican Republic

We own 100% of Verizon Dominicana, the principal telecommunications provider in the Dominican Republic. Verizon Dominicana provides local, wireless, national and international long distance and Internet access services throughout the Dominican Republic. At December 31, 2005, Verizon Dominicana served approximately 752,000 access lines and 1.9 million wireless customers.

Puerto Rico

We own a 52% interest in TELPRI, which owns Puerto Rico Telephone Company (PRTC), Puerto Rico’s principal wireline company. Verizon Wireless Puerto Rico (VWPR), a division of PRTC, is Puerto Rico’s second largest wireless company. At December 31, 2005, PRTC served 1.1 million access lines and VWPR provided wireless services to approximately 485,000 customers.

Venezuela

We own a 28.5% interest in Compañia Anónima Nacional Teléfonos de Venezuela (CANTV), Venezuela’s largest full-service telecommunications provider. CANTV offers local services, national and international long distance, Internet access and wireless services in Venezuela as well as public telephone, private network, data transmission, directory and other value-added services. At December 31, 2005, CANTV served approximately 3.5 million access lines and 5.2 million wireless customers.

Europe

Italy

We own a 23.1% interest in Vodafone Omnitel N.V. (Vodafone Omnitel), an Italian digital cellular telecommunications company. It is the second largest wireless provider in Italy. At December 31, 2005, Vodafone Omnitel served 23.7 million subscribers.

Gibraltar

Gibraltar NYNEX Communications Limited, operating as Gibtelecom, is a full-service provider of wireline, wireless, and Internet access services to the country of Gibraltar. We currently own a 50% interest in the company. Our sole partner in the company is the Government of Gibraltar.

Other

In September 2005, we sold our 100% interest in Micronesian Telecommunications Corporation (MTC), a full-service telecommunications provider.

International Regulatory and Competitive Trends

For several years, the telecommunications industry has been experiencing dynamic changes as national and international regulatory reforms embrace competition.

In the Dominican Republic, Verizon Dominicana faces both wireline and wireless competitors, although it remains the principal service provider in all telecommunication segments. Notwithstanding, competition is particularly dynamic in wireless services and the number of emerging operators in Long Distance and VoIP is growing. Verizon Dominicana’s primary competitors are Orange Dominicana, Tricom and Centennial Dominicana. These three companies all have wireless networks and Tricom has a fixed line presence in the island’s principal population centers. There are several other companies that INDOTEL, the country’s independent regulator, has authorized to provide wireless and/or wireline phone and Internet services. At least four of those companies are likely to commence operations in 2006.

Under Dominican Republic law, pricing is set at market rates and telecommunication companies are free to provide services according to their own criteria. INDOTEL is primarily focused on providing a regulatory framework for the industry and protecting end-users’ rights. INDOTEL may intervene if parties fail to agree on interconnection agreements or if competition for network services is insufficient. INDOTEL has indicated that it expects to address the cost standard it will apply in establishing rates in circumstances where it is required to intervene, number portability, equal access and resale of services during 2006.

In Puerto Rico, TELPRI operates in a highly competitive telecommunications market. All wireline services, including local, long distance, Internet access and data, face competition from various providers including a facilities-based local carrier, interexchange carriers, resellers, cable providers, and Internet service providers. PRTC remains the leading wireline service provider in Puerto Rico. In the wireless market, VWPR competes against five other wireless carriers and is second in wireless market share operating under the Verizon Wireless brand. With respect to regulatory matters, PRTC continues to operate in a very challenging environment. In April 2005, PRTC filed with the Puerto Rico Telecommunications Regulatory Board (TRB) a new tariff structure for basic telephone service that creates a single local calling zone across the island. A number of carriers asked the TRB to initiate a proceeding to determine if the plan met the statutory standard. After numerous changes and delays in the schedule for concluding this proceeding, PRTC withdrew the tariff on February 3, 2006. PRTC plans in the near future to implement a new tariff plan which will address customer needs and market realities.

In Venezuela, CANTV’s wireless operations have faced competition since inception. In late 2000, the government opened the basic telephone market for local, national and international long distance service to competition and issued new guidelines governing interconnection and the use of wireless spectrum. At the end of 2005, CVG Telecom, the government sponsored telephone operator, was granted a license to provide services in seven Venezuelan states and Internet services nationwide, in direct competition with CANTV. CANTV remains Venezuela’s leading provider of switched, fixed local and domestic and international long distance services and is one of the country’s top providers of wireless services. CANTV is still subject to comprehensive price cap regulation, especially with respect to residential services, that limits the company’s ability to raise prices to keep pace with changes in foreign exchange rates and inflation. The regulator, CONATEL, has indicated an intention to move to an efficient enterprise model for establishing regulated rates for basic services.

In Italy, Vodafone Omnitel operates in an intensely competitive and highly penetrated market. It continues to perform well in Italy through customer growth, driven by successful promotions and a focus on high value customers through targeted retention initiatives. Vodafone Omnitel was awarded a license for third-generation mobile spectrum in 2000, which was subsequently extended from a 15-year life to a 20-year life in November 2001. During 2004, Vodafone Omnitel launched the commercial operations of its third-generation network.

Recent Developments

MCI Merger

On February 14, 2005, Verizon announced that it had agreed to acquire MCI for a combination of Verizon common shares and cash (including MCI dividends). On May 2, 2005, Verizon announced that it agreed with MCI to further amend its agreement to acquire MCI for cash and stock of at least $26.00 per share, consisting of cash of $5.60, which was paid as a special dividend by MCI on October 27, 2005, after the October 6, 2005 approval of the transaction by MCI shareholders, plus the greater of .5743 Verizon shares for each MCI common share or a sufficient number of Verizon shares to deliver to shareholders $20.40 of value. Under this price protection feature, Verizon had the option of paying additional cash instead of issuing additional shares over the .5743 exchange ratio. This consideration was subject to adjustment at closing and may have been decreased based on MCI’s bankruptcy claims-related experience and international tax liabilities. The merger received the required state, federal and international regulatory approvals by year-end 2005, and on January 6, 2006, Verizon and MCI closed the merger.

Under terms of the merger agreement, MCI shareholders received .5743 shares of Verizon and cash for each of their MCI shares. Verizon elected to make a supplemental cash payment of $2.738 per MCI share, $779 million in the aggregate, rather than issue additional shares of Verizon common stock, so that the merger consideration was equal to at least $20.40 per MCI share. Verizon and MCI management mutually agreed that there was no purchase price adjustment related to the amount of MCI’s bankruptcy claims-related experience and international tax liabilities.

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

Redemption of MCI Debt

On January 17, 2006, Verizon announced offers to purchase two series of MCI senior notes, MCI $1,983 million aggregate principal amount of 6.688% Senior Notes Due 2009 and MCI $1,699 million aggregate principal amount of 7.735% Senior Notes Due 2014, at 101% of their par value. Due to the change in control of MCI that occurred in connection with the merger with Verizon on January 6, 2006, Verizon is required to make this offer to noteholders within 30 days of the closing of the merger of MCI and Verizon. Separately, Verizon notified noteholders that MCI is exercising its right to redeem both series of Senior Notes prior to maturity under the optional redemption procedures provided in the indentures. The 6.688% Notes were redeemed on March 1, 2006, and the 7.735% Notes were redeemed on February 16, 2006.

In addition, on January 20, 2006, Verizon announced an offer to repurchase MCI $1,983 million aggregate principal amount of 5.908% Senior Notes Due 2007 at 101% of their par value. On February 21, 2006, $1,804 million of these notes were redeemed by Verizon. Verizon satisfied and discharged the indenture governing this series of notes shortly after the close of the offer for those noteholders who did not accept this offer.

Issuance of Debt

In February 2006, Verizon issued $4,000 million of floating rate and fixed rate notes maturing from 2007 through 2035.

Spectrum Purchases

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless and Vista PCS, LLC were the highest bidders for 63 licenses totaling approximately $697 million. On May 13, 2005, the licenses won by Verizon Wireless were granted by the FCC. The licenses won by Vista PCS remain subject to FCC approval.

Sales of Businesses and Investments

Information Services

In December 2005, we announced that we are exploring divesting Information Services through a spin-off, sale or other strategic transaction. However, since this process is still ongoing, Information Services’ results of operations, financial position and cash flows remain in Verizon’s continuing operations.

Telephone Access Lines

We continually consider plans for a reduction in the size of our access line business, including through a spin-off mechanism or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in 2003, for remedial activities likely to take place over the next several years. In September 2005 the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to this reserve may be made. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One, although we did not record this amount as a receivable. We received advances totaling $88 million in connection with this application process. On December 22, 2004, we applied for reimbursement of an additional $136 million of “category 2” losses, and on March 29, 2005 we amended our application seeking an additional $3 million. Category 2 funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $44 million of our original $266 million of costs in our Category One applications. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings and are currently awaiting the final audit report. Our applications are pending.

Employees

As of December 31, 2005, Verizon and its subsidiaries had approximately 217,000 employees. Unions represent approximately 46% of our employees.

Information on Our Internet Website

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website address is www.verizon.com. This information is included in “Investor Information” on our website.

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

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following our business combination with MCI.

Item 1A. Risk Factors

We face significant competition that may reduce our market share and lower our profits

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional lines between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete successfully will depend on how successfully we anticipate and respond to various competitive factors, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends and pricing pressures. Because many of our competitors are subject to less regulation and have lower cost structures than us, due in part to the absence of a unionized work force and fewer retirees, they may be able to offer services at lower prices. The resulting pressure on the price of services provided by us may result in reduced revenues and reduction of profits.

Unless we effectively keep pace with technological developments in the telecommunications industry we may experience a decline in demand for our services

Our industry is experiencing rapid change as new technologies are developed that offer consumers an array of choices for their communications needs. In order to grow and remain competitive, we will need to adapt to future changes in technology, to enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future advances in competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. In general, the development of new services in our industry requires us to anticipate and respond to the varied and continually changing demands of our customers. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints to our introduction of new services. If these services fail to gain acceptance in the marketplace, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

Changes in the regulatory regime under which we operate could adversely affect our business prospects or results of operations

Our operations are subject to regulation by the FCC and other federal, state and local agencies. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. For example, the development of new technologies, such as Internet Protocol-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation between the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $194 billion at December 31, 2005 and $186 billion at December 31, 2004, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2005	2004

Network equipment	80.9%	80.5%
Land, buildings and building equipment	9.1	9.1
Furniture and other equipment	6.7	7.0
Other	3.3	3.4

	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2005	2004

Domestic Telecom	74.6%	76.2%
Domestic Wireless	21.7	19.9
Information Services	0.3	0.3
International	2.7	3.0
Corporate and Other	0.7	0.6

	100.0%	100.0%

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

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2005, substantially all of the access lines were served by digital capability.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for telecommunications services and to further improve such services. Capital spending for Domestic Telecom was $8,267 million in 2005, $7,118 million in 2004 and $6,820 million in 2003. Capital spending for Domestic Wireless was $6,484 million in 2005, $5,633 million in 2004 and $4,590 million in 2003. Capital spending for Information Services, International and Corporate and Other businesses was $573 million in 2005, $508 million in 2004 and $464 million in 2003. Capital spending for those years includes capitalized software and excludes additions under capital leases. In 2006, Verizon management expects capital expenditures to be in the range of $15.4 billion to $15.7 billion, excluding capital expenditures associated with MCI. Including MCI, capital expenditures are expected to be $17.0 billion to $17.4 billion in 2006.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since

Ivan G. Seidenberg	59	Chairman and Chief Executive Officer	2000
Lawrence T. Babbio, Jr.	61	Vice Chairman and President	2000
William P. Barr	55	Executive Vice President and General Counsel	2000
Thomas A. Bartlett	47	Senior Vice President and Controller	2005
John W. Diercksen	56	Executive Vice President – Strategy, Development and Planning	2003
Marc C. Reed	47	Executive Vice President – Human Resources	2004
Dennis F. Strigl	59	Executive Vice President and President and CEO – Verizon Wireless	2000
Thomas J. Tauke	55	Executive Vice President – Public Affairs, Policy and Communications	2004
Doreen A. Toben	56	Executive Vice President and Chief Financial Officer	2002
Catherine T. Webster	53	Senior Vice President and Treasurer	2005

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago, Pacific and Philadelphia stock exchanges. As of December 31, 2005, there were 947,767 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low

2005	First Quarter	$ 41.06	$ 34.38	$ .405
	Second Quarter	36.25	33.71	.405
	Third Quarter	34.97	31.65	.405
	Fourth Quarter	32.78	29.13	.405

2004	First Quarter	$ 39.54	$ 35.08	$ .385
	Second Quarter	38.20	34.25	.385
	Third Quarter	41.01	34.13	.385
	Fourth Quarter	42.27	38.26	.385

The following table provides information about Verizon’s common stock repurchases during the fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 2005	–	$ –	–	64,201,280
November 2005	1,600,000	31.19	1,600,000	62,601,280
December 2005	–	–	–	62,601,280

	1,600,000	31.19	1,600,000	62,601,280

(1)	On January 22, 2004, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 80 million common shares and expires no later than the close of business on February 28, 2006. Under the plan, Verizon had the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

On January 19, 2006, the Board of Directors authorized the repurchase of up to 100 million common shares terminating no later than the close of business on February 28, 2008. The Board of Directors also determined that no additional common shares may be purchased under the previous program.

Item 6. Selected Financial Data

Information required by this item is included in the 2005 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 13, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Information required by this item is included in the 2005 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 14 through 35, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2005 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 30, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2005 Verizon Annual Report to Shareowners on pages 36 through 71, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this annual report was being prepared, to allow timely decisions regarding required disclosure. There were no changes in the registrant’s internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered accounting firm is included in the 2005 Verizon Annual Report to Shareowners on pages 36 through 37 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Report. For other information required by this item see the Proxy Statement for our 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the Proxy Statement for our 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information with respect to the security ownership of the Directors and Executive Officers and related stockholder matters, see the Proxy Statement for our 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference. In addition, see the following table for other equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	204,434,714	$ 48.66	113,515,713
Equity compensation plans not approved by security holders	52,061,908	42.37	5,972,715*

Total	256,496,622	47.39	119,488,428

*

Indicates the number of securities available for issuance under the Verizon Communications 2000 Broad-Based Incentive Plan, which provides for awards of nonqualified stock options, restricted stock, restricted stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the Proxy Statement for our 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2005. (See Part II.)

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	26

(3)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) filed herewith.

3b	Bylaws of Verizon, as amended and restated, filed herewith.

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

10a(i) Description of Amendment to Plan (Exhibit 10a(i) to Form 10-K for the year ended December 31, 2004).

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

10j(i) Performance Stock Unit Agreement 2003-2005 Award Cycle filed herewith.*

10j(ii) Performance Stock Unit Agreement 2004-2006 Award Cycle filed herewith.*

10j(iii) Restricted Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10a to Form 10-Q for the period ended March 31, 2005).*

10j(iv) Performance Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10b to Form 10-Q for the period ended March 31, 2005).*

10j(iv)(a) Addendum to Performance Stock Unit Agreement 2005-2007 Award Cycle filed herewith.*

10j(v) Restricted Stock Unit Agreement 2006-2008 Award Cycle filed herewith.*

10j(vi) Performance Stock Unit Agreement 2006-2008 Award Cycle filed herewith.*

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

10n	Verizon Communications Inc. Short-Term Incentive Plan (Appendix C to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10o	Verizon Communications Inc. Income Deferral Plan (Exhibit 10f to Form 10-Q for the period ended June 30, 2002).*

10o(i) Description of Amendment to Plan (Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004).*

10p	Verizon Communications Inc. Excess Pension Plan (Exhibit 10p to Form 10-K for the year ended December 31, 2004).*

10p(i) Description of Amendment to Plan (Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004).*

10q	GTE’s Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

10r

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997).*

10s	Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10t	GTE’s Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE’s Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10u	NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10v	Summary Plan Description of Verizon Executive Deferral Plan filed herewith.*

10w	Description of salary increase for Ivan G. Seidenberg (Exhibit 10w to Form 10-K for the year ended December 31, 2004).*

10x	Employment Agreement between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000).*

10y	Employment Agreement between Verizon and Marc C. Reed (Exhibit 10a to Form 10-Q for the period ended June 30, 2004).*

10z	Employment Agreement between Verizon and William P. Barr (Exhibit 10z to Form 10-Q for the period ended March 31, 2003).*

10cc	Employment Agreement between Verizon and Doreen A. Toben (Exhibit 10d to Form 10-Q for the period ended June 30, 2002).*

10dd	Description of the Split-Dollar Insurance Arrangements (Exhibit 10g to Form 10-Q for the period ended June 30, 2002).*

10dd(i) Description of Changes to Arrangements (Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004).*

10ee	Employment Agreement between Verizon Wireless and Dennis F. Strigl (Exhibit 10f to Form 10-Q for the period ended September 30, 2000).*

10ff	Employment Agreement between Verizon and Thomas J. Tauke (Exhibit 10b to Form 10-Q for the period ended June 30, 2004).*

10gg	Form of Employment Agreement between Verizon and Band 1 Senior Management Employee (Exhibit 10gg to the Form 10-K for the year ended December 31, 2004).*

10hh	NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608).*

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

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2005. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Schedule II – Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2005, 2004 and 2003

		Additions		(dollars in millions)
Description	Balance at Beginning of Period	Charged To Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)	Balance at End of Period

Allowance for Uncollectible Accounts Receivable:
Year 2005	$ 1,670	$ 1,290	$ 566	$ 2,238	$ 1,288
Year 2004	2,382	1,181	980	2,873	1,670
Year 2003	2,767	1,789	949	3,123	2,382

Valuation Allowance for Deferred Tax Assets:
Year 2005	$ 1,217	$ 46	$ 43	$ 491	$ 815
Year 2004	1,463	6	–	252	1,217
Year 2003	661	844	–	42	1,463

Discontinued Businesses:
Year 2005	$ 287	$ 5	$ –	$ 44	$ 248
Year 2004	331	39	15	98	287
Year 2003	151	240	60	120	331

(a)

Allowance for Uncollectible Accounts Receivable includes: (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us. Also includes amounts transferred from other accounts.

(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

Date: March 14, 2006	By:	/s/ Thomas A. Bartlett
Thomas A. Bartlett Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg	Chairman and Chief Executive Officer	March 14, 2006
Ivan G. Seidenberg

Principal Financial Officer:

/s/ Doreen A. Toben	Executive Vice President and Chief Financial Officer	March 14, 2006
Doreen A. Toben

Principal Accounting Officer:

/s/ Thomas A. Bartlett	Senior Vice President and Controller	March 14, 2006
Thomas A. Bartlett

Signatures – Continued

/s/ Ivan G. Seidenberg	Director	March 14, 2006
Ivan G. Seidenberg

/s/ James R. Barker	Director	March 14, 2006
James R. Barker

/s/ Richard L. Carrión	Director	March 14, 2006
Richard L. Carrión

/s/ Robert W. Lane	Director	March 14, 2006
Robert W. Lane

/s/ Sandra O. Moose	Director	March 14, 2006
Sandra O. Moose

/s/ Joseph Neubauer	Director	March 14, 2006
Joseph Neubauer

/s/ Donald T. Nicolaisen	Director	March 14, 2006
Donald T. Nicolaisen

/s/ Thomas H. O’Brien	Director	March 14, 2006
Thomas H. O’Brien

/s/ Clarence Otis, Jr.	Director	March 14, 2006
Clarence Otis, Jr.

/s/ Hugh B. Price	Director	March 14, 2006
Hugh B. Price

/s/ Walter V. Shipley	Director	March 14, 2006
Walter V. Shipley

/s/ John R. Stafford	Director	March 14, 2006
John R. Stafford

/s/ Robert D. Storey	Director	March 14, 2006
Robert D. Storey