Form 10-Q
period 2006-03-31
VERIZON COMMUNICATIONS INC
filed 2006-05-09
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of Incorporation)	(I.R.S. Employer Identification No.)

140 West Street	10007
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number (212) 395-1000

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

At March 31, 2006, 2,917,221,993 shares of the registrant’s Common Stock were outstanding, after deducting 20,957,401 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2006	2005

Operating Revenues	$22,743	$18,179

Operating Expenses
Cost of services and sales (exclusive of items shown below)	8,749	6,123
Selling, general and administrative expense	6,363	5,214
Depreciation and amortization expense	3,776	3,460

Total Operating Expenses	18,888	14,797

Operating Income	3,855	3,382
Equity in earnings of unconsolidated businesses	186	193
Income from other unconsolidated businesses	–	56
Other income and (expense), net	105	79
Interest expense	(649)	(561)
Minority interest	(946)	(613)

Income Before Provision for Income Taxes and Cumulative Effect of Accounting Change	2,551	2,536
Provision for income taxes	(877)	(779)

Income Before Cumulative Effect of Accounting Change	1,674	1,757
Cumulative Effect of Accounting Change, Net of Tax	(42)	–

Net Income	$1,632	$1,757

Basic Earnings Per Common Share
Income before cumulative effect of accounting change	$.57	$.63
Cumulative effect of accounting change, net of tax	(.01)	–

Net Income	$.56	$.63

Weighted-average shares outstanding (in millions)	2,915	2,769

Diluted Earnings Per Common Share
Income before cumulative effect of accounting change	$.57	$.63
Cumulative effect of accounting change, net of tax	(.01)	–

Net Income	$.56	$.63

Weighted-average shares outstanding (in millions)	2,963	2,821

Dividends declared per common share	$.405	$.405

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At March 31, 2006	At December 31, 2005

Assets
Current assets
Cash and cash equivalents	$1,249	$776
Short-term investments	2,678	2,498
Accounts receivable, net of allowances of $1,535 and $1,288	10,617	9,171
Inventories	1,647	1,780
Prepaid expenses and other	2,438	2,223

Total current assets	18,629	16,448

Plant, property and equipment	202,850	193,610
Less accumulated depreciation	120,580	118,305

	82,270	75,305

Investments in unconsolidated businesses	3,918	4,604
Wireless licenses	48,221	47,804
Goodwill	5,740	836
Other intangible assets, net	5,497	4,293
Other assets	18,539	18,840

Total assets	$182,814	$168,130

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$8,436	$7,141
Accounts payable and accrued liabilities	14,442	12,351
Other	8,034	5,571

Total current liabilities	30,912	25,063

Long-term debt	34,614	31,869
Employee benefit obligations	19,669	18,819
Deferred income taxes	20,926	22,411
Other liabilities	4,544	3,534
Minority interest	27,378	26,754
Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,938,179,394 shares and 2,774,865,381 shares issued)	294	277
Contributed capital	30,379	25,369
Reinvested earnings	16,290	15,905
Accumulated other comprehensive loss	(1,655)	(1,783)
Common stock in treasury, at cost	(677)	(353)
Deferred compensation – employee stock ownership plans and other	140	265

Total shareowners’ investment	44,771	39,680

Total liabilities and shareowners’ investment	$182,814	$168,130

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2006	2005

Cash Flows from Operating Activities
Net Income	$1,632	$1,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,776	3,460
Employee retirement benefits	523	435
Deferred income taxes	(157)	(281)
Provision for uncollectible accounts	347	316
Income from unconsolidated businesses	(186)	(249)
Cumulative effect of accounting change, net of tax	42	–
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(258)	(250)
Other, net	332	(1,252)

Net cash provided by operating activities	6,051	3,936

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,066)	(3,594)
Acquisitions, net of cash acquired, and investments	1,526	(1,178)
Net change in short-term investments	436	237
Other, net	356	223

Net cash used in investing activities	(1,748)	(4,312)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,971	8
Repayments of long-term borrowings and capital lease obligations	(6,129)	(384)
Increase (decrease) in short-term obligations, excluding current maturities	(38)	334
Dividends paid	(1,185)	(1,066)
Proceeds from sale of common stock	64	25
Purchase of common stock for treasury	(398)	(118)
Other, net	(115)	(21)

Net cash used in financing activities	(3,830)	(1,222)

Increase (decrease) in cash and cash equivalents	473	(1,598)
Cash and cash equivalents, beginning of period	776	2,290

Cash and cash equivalents, end of period	$1,249	$692

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2005.

We have reclassified prior year amounts to conform to the current year presentation.

2.    Completion of Merger with MCI

On February 14, 2005, Verizon announced that it agreed to acquire 100% of the outstanding common stock of MCI, Inc. (MCI) for a combination of Verizon common shares and cash. MCI was a global communications company, providing Internet, data and voice communication services to businesses and government entities throughout the world and consumers in the United States. After receiving the required state, federal and international regulatory approvals, Verizon and MCI closed the merger on January 6, 2006.

On April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005, until the closing of the purchase of those shares. The transaction closed on May 17, 2005. The total cash payment was $1,121 million and the investment was accounted for as a cost investment. No payments were made under the provision that required Verizon to pay an additional amount at the end of one year to the extent that the price of Verizon’s common stock exceeded $35.52 per share. We received the special dividend of $5.60 per MCI share on these 43.4 million MCI shares, or $243 million, on October 27, 2005.

Under the terms of the merger agreement, MCI shareholders received .5743 shares of Verizon common stock ($5,050 million) and cash of $2.738 ($779 million in the aggregate) for each of their MCI shares. The merger consideration was equal to $20.40 per MCI share, excluding the $5.60 per share special dividend paid by MCI to its shareholders on October 27, 2005. Verizon and MCI management mutually agreed that there was no purchase price adjustment.

The merger was accounted for using the purchase method in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS No. 141), and the aggregate transaction value was $6,879 million, consisting of the cash and common stock issued at closing ($5,829 million), the consideration for the shares acquired from the Carlos Slim Helu entities, net of the special dividend paid by MCI ($973 million) and closing and other direct merger-related costs, including financial advisory, legal and accounting services. The number of shares issued was based on the “Average Parent Stock Price,” as defined in the merger agreement. The consolidated financial statements include the results of MCI’s operations from the date of the close of the merger.

Prior to the merger, there were commercial transactions between us and the former MCI entities for telecommunications services at rates comparable to similar transactions with other third parties. Subsequent to the merger, these transactions are eliminated in consolidation.

Reasons for the Merger

We believe that the merger will make us a more efficient competitor in providing a broad range of communications services and will result in several significant strategic benefits to us, including the following:

•

Strategic Position. Following the merger, it is expected that our core strengths in communication services will be enhanced by MCI’s employee and business customer base, portfolio of advanced data and IP services and network assets.

•

Growth Platform. MCI’s presence in the U.S. and international enterprise sector and its long haul fiber network infrastructure are expected to provide us with a stronger platform from which we can market our products and services.

•

Operational Benefits. We believe that we will achieve operational benefits through, among other things, eliminating duplicative staff and information and operation systems and to a lesser extent overlapping network facilities; reducing procurement costs; using the existing networks more efficiently; reducing line support functions; reducing general and administrative expenses; improving information systems; optimizing traffic flow; eliminating planned or potential Verizon capital expenditures for new long-haul network capability; and offering wireless capabilities to MCI’s customers.

Allocation of the cost of the merger

In accordance with SFAS No. 141, the cost of the merger was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with the amounts exceeding the fair value being recorded as goodwill. The process to identify and record the fair value of assets acquired and liabilities assumed included an analysis of the acquired fixed assets, including real and personal property; various contracts, including leases, contractual commitments, and other business contracts; customer relationships; investments; and contingencies.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using one or more of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for certain acquired real property and investments. The income approach, which indicates value for a subject asset based on the present value of cash flow projected to be generated by the asset, was used for certain intangible assets such as customer relationships, as well as for favorable/unfavorable contracts. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; distinct analysis of expected price, volume, and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for the majority of personal property. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

As a result of the preliminary allocation of the cost of the merger, we recorded the assets acquired and liabilities assumed from MCI at their respective fair values as of the close of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation and physical counts of property, plant and equipment and the resolution of pre-acquisition tax and other contingencies. The valuations will be finalized within 12 months of the close of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable intangible assets acquired and goodwill.

The following table summarizes the preliminary allocation of the cost of the merger to the assets acquired, including cash of $2,361 million, and liabilities assumed as of the close of the merger:

(Dollars in millions)

Assets acquired
Current assets	$5,909
Property, plant & equipment	6,471
Intangible assets subject to amortization
Customer relationships	1,162
Rights of way and other	202
Deferred income taxes and other assets	1,778
Goodwill	4,911

Total assets acquired	20,433
Liabilities assumed
Current liabilities	5,945
Long-term debt	6,168
Deferred income taxes and other non-current liabilities	1,441

Total liabilities assumed	13,554

Purchase price	$6,879

The goodwill resulting from the merger with MCI was assigned to the Wireline segment, which includes the operations of the former MCI. The customer relationships are being amortized on a straight-line basis over 3-8 years based on whether the relationship is with a consumer or a business customer since this correlates to the pattern in which the economic benefits are expected to be realized.

In connection with the merger, we recorded $135 million of severance and severance-related costs and $324 million of contract termination costs in the preliminary allocation of the cost of the merger in accordance with the Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to pay the severance and severance-related costs and $63 million of contract termination costs in 2006 and the remaining costs will be paid over the remaining contract periods through 2009. The following table summarizes the obligations recognized in connection with the MCI merger and the activity to date:

(Dollars in millions)	Beginning balance	Payments	Ending Balance

Severance costs and contract termination costs	$459	$(21)	$438

Pro Forma Information

The following unaudited pro forma consolidated results of operations assume that the MCI merger was completed as of January 1 for the periods shown below:

	Three months ended March 31
(Dollars in millions)	2006	2005

Revenues	$22,970	$22,436
Income before discontinued operations and cumulative effect of accounting change	$1,674	$1,714
Net income	$1,632	$1,803
Basic earnings per common share:
Income before discontinued operations and cumulative effect of accounting change	$.57	$.58
Net income	$.56	$.62
Diluted earnings per common share:
Income before discontinued operations and cumulative effect of accounting change	$.56	$.58
Net income	$.56	$.61

The unaudited pro forma information presents the combined operating results of Verizon and the former MCI, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between Verizon and the former MCI; the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the elimination of merger expenses incurred by the former MCI; the elimination of the loss on the early redemption of MCI’s debt; the adjustment of interest expense reflecting the redemption of all of MCI’s debt and the replacement of that debt with $4 billion of new debt issued in February 2006 at Verizon’s weighted average borrowing rate; and to reflect the impact of income taxes on the pro forma adjustments utilizing Verizon’s statutory tax rate of 40%. The 2005 unaudited pro forma results include $89 million, or 3 cents per diluted share, of discontinued operations that were sold by MCI during the first quarter of 2005.

The unaudited pro forma consolidated basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are based on the consolidated basic and diluted weighted average shares of Verizon and the former MCI. The historical basic and diluted weighted average shares of the former MCI were converted for the actual number of shares issued upon the closing of the merger.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the merger; however, there can be no assurance that these cost savings will be achieved. Cost savings, if achieved, could result from, among other things, the reduction of overhead expenses, including employee levels and the elimination of duplicate facilities and capital expenditures. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

3.    Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. The impact to Verizon primarily resulted from Verizon Wireless, which recorded a $42 million cumulative effect of accounting change as of January 1, 2006, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability for Value Appreciation Rights (VARs) of the Verizon Wireless joint venture, at fair value utilizing a Black-Scholes model.

Previously, effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation using the prospective method (as permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure) for all new awards granted, modified or settled after January 1, 2003.

Verizon Communications Long Term Incentive Plan

The Verizon Communications Long Term Incentive Plan (the “Plan”), effective January 1, 2001, permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units and other awards. The maximum number of shares for awards is 200 million.

Restricted Stock Units

The Plan provides for grants of restricted stock units (RSUs) that vest at the end of the third year after grant. The RSUs are classified as liability awards under the provisions of SFAS 123(R) because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock.

Included in Verizon’s stock-based compensation expense in the first quarter of 2006 is a portion of the cost related to restricted stock granted in 2006, 2005 and 2004.

Changes in Verizon’s restricted stock units for the first three months of 2006 were as follows:

(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding restricted stock units at beginning of year	6,869	$36.12
Granted	5,896	32.00
Cancellations/Forfeitures	(265)	35.83

Outstanding restricted stock units at end of period	12,500	$34.00

Performance Share Units

The Plan also provides for grants of performance based stock units (“PSU”) that vest at the end of the third year after grant. The 2006, 2005 and 2004 performance-based stock units will be paid in cash upon vesting. The 2003 PSUs were paid out in February, 2006 in Verizon shares.

The target award is determined at the beginning of the period and can increase (to a maximum 200% of the target) or decrease (to zero) based on a key performance measure, Total Shareholder Return (“TSR”). At the end of the period, the PSU payment is determined by comparing Verizon’s TSR to the TSR of a predetermined peer group and the S&P 500 companies. All payments are subject to approval by the Board’s Compensation Committee. The PSUs are classified as liability awards under the provisions of SFAS 123(R) because the PSU awards will be paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock as well as Verizon’s TSR relative to the peer group’s TSR and S&P 500 TSR.

Changes in the Company’s Performance Share Units for the first three months of 2006 were as follows:

(Shares in thousands)	Performance Share Units	Weighted Average Grant-Date Fair Value

Outstanding performance share units at beginning of period	19,091	$36.34
Granted	9,331	32.00
Payments	(3,607)	38.54
Cancellations/Forfeitures	(875)	35.24

Outstanding performance share units at end of period	23,940	$34.00

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the Verizon’s RSUs and PSUs was approximately $848 million and is expected to be recognized over a weighted-average period of approximately 2 years.

MCI Restricted Stock Plan

MCI’s Management Restricted Stock Plan (“MRSP”) provides for the granting of stock-based compensation to management. Following the acquisition by Verizon on January 6, 2006, awards outstanding under the MRSP were converted into 3,456,108 shares of Verizon common stock in accordance with the Merger Agreement. MCI has not issued new MRSPs since February 2005.

Changes in the MRSP’s restricted stock for the first three months of 2006 were as follows:

(Shares in thousands)	Restricted Stock	Weighted Average Grant-Date Fair Value

Outstanding restricted stock at beginning of year	–	$–
Acquisition by Verizon	3,456	30.75
Payments	(1,875)	30.75
Cancels/Forfeitures	–	–

Outstanding restricted stock at end of period	1,581	$30.75

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the MRSP restricted stock was approximately $23 million and is expected to be recognized over a weighted-average period of approximately 2 years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Wireless Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) are granted to eligible employees. The aggregate number of VARs that may be issued under the Wireless Plan is approximately 343 million. The Company has not issued new VARs since 2004.

VARs reflect the change in the value of the Partnership, as defined in the Wireless Plan, similar to stock options. Once VARs become vested, employees can exercise their VARs and receive a payment that is equal to the difference between the VAR price on the date of grant and the VAR price on the date of exercise, less applicable taxes. VARs are fully exercisable three years from the date of grant with a maximum term of 10 years. All VARs are granted at a price equal to the estimated fair value of the Partnership, as defined in the Wireless Plan, at the date of the grant.

With the adoption of SFAS No. 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. The following table summarizes the assumptions used in the model during the three months ended March 31, 2006:

Ranges

Risk-free rate	4.7%
Expected term (in years)	1.8 - 3.5
Expected volatility	17.6% - 22.3%
Expected dividend yield	n/a

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the VARs granted was estimated using a combination of the simplified method as prescribed in Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments,” historical experience, and management judgment. Expected volatility was based on a blend of the historical and implied volatility of publicly traded peer companies for a period equal to the VARs expected life, ending on the day of the grant, and calculated on a monthly basis. The Partnership does not pay dividends.

Changes in the VARs for the first three months of 2006 were as follows:

(Shares in thousands)	VARs	Weighted Average Grant-Date Fair Value

Outstanding rights at beginning of year	108,923	$17.12
Grants	4	30.00
Exercised	(2,156)	12.40
Cancellations/Forfeitures	(1,516)	23.86

Outstanding rights at end of period	105,255	$17.12

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the VARs was approximately $122 million and is expected to be recognized over a weighted-average period of approximately 1 year.

Other Stock-Based Compensation Expense

After-tax compensation expense for other stock based compensation including RSUs, PSUs, MRSPs and VARs described above included in net income as reported for the three months ended March 31, 2006 and 2005 was $105 million and $121 million, respectively.

Stock Options

The Verizon Long Term Incentive Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon Stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004.

Included in Verizon’s stock-based compensation expense in the first quarter of 2006 is the applicable portion of the cost related to 2003 stock option grants. The stock options granted before 2003 were fully vested as of the beginning of 2005.

Changes in Verizon’s stock options for the first three months of 2006 were as follows:

(Shares in thousands)	Stock Options	Weighted Average Exercise Price

Options outstanding, beginning of year	250,976	$47.62
Granted	–	–
Exercised	(188)	32.19
Cancelled	(11,087)	38.71

Options outstanding, end of period	239,701	$48.04

Options exercisable, end of period	234,887	$48.28

The weighted average remaining contractual term was 4.5 years for stock options outstanding and exercisable as of March 31, 2006. The total intrinsic value was approximately $7.3 million for stock options outstanding and exercisable as of March 31, 2006. The total intrinsic value for stock options exercised during the first three months of 2006 was approximately $0.4 million.

The amount of cash received from the exercise of stock options was approximately $5.9 million and the related tax benefit was approximately $0.2 million for the first three months of 2006.

After-tax compensation expense for stock options for the three months ended March 31, 2006 and 2005 was $11 million and $17 million, respectively.

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of stock options was approximately $35 million and is expected to be recognized over the next twelve months.

4.    Strategic Actions

Merger Integration Costs

During the first quarter of 2006, we recorded pretax charges of $55 million ($35 million after-tax) related to integration costs associated with the MCI merger. These costs are primarily comprised of advertising and other costs related to re-branding initiatives.

Facility and Other Special Items

During the first quarter of 2006, we recorded pretax charges of $46 million ($28 million after-tax) in connection with the planned relocation of several functions to Verizon Center.

5.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2006, are as follows:

(Dollars in Millions)	Wireline	Information Services	International	Total

Balance at December 31, 2005	$315	$77	$444	$836
Acquisitions	4,911	–	–	4,911
Goodwill reclassifications and other	(1)	(7)	1	(7)

Balance at March 31, 2006	$5,225	$70	$445	$5,740

Other Intangible Assets

The major components and average useful lives of our other intangible assets follows:

	At March 31, 2006		At December 31, 2005
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists and relationships (1 to 8 years)	$ 4,617	$ 3,459	$ 3,452	$ 3,295
Non-network internal-use software (1 to 7 years)	7,735	3,651	7,504	3,427
Other (1 to 25 years)	285	30	83	24

Total	$ 12,637	$ 7,140	$ 11,039	$ 6,746

Unamortized intangible assets:
Wireless licenses	$ 48,221		$ 47,804

Intangible asset amortization expense was $463 million and $371 million for the three months ended March 31, 2006 and 2005, respectively. It is estimated to be $1,014 million for the remainder of 2006, $1,158 million in 2007, $995 million in 2008, $795 million in 2009 and $585 million in 2010, primarily related to customer lists and relationships and non-network internal-use software.

6.    Debt

Redemption of Debt Assumed in Merger

On January 17, 2006, Verizon announced offers to purchase two series of MCI senior notes, MCI $1,983 million aggregate principal amount of 6.688% Senior Notes Due 2009 and MCI $1,699 million aggregate principal amount of 7.735% Senior Notes Due 2014, at 101% of their par value. Due to the change in control of MCI that occurred in connection with the merger with Verizon on January 6, 2006, Verizon was required to make this offer to noteholders within 30 days of the closing of the merger of MCI and Verizon. Noteholders tendered $165 million of the 6.688% Senior Notes. Separately, Verizon notified noteholders that MCI was exercising its right to redeem both series of Senior Notes prior to maturity under the optional redemption procedures provided in the indentures. The 6.688% Notes were redeemed on March 1, 2006, and the 7.735% Notes were redeemed on February 16, 2006.

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

We recorded pretax charges of $26 million ($16 million after-tax) during the first quarter of 2006 resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger described above.

Issuance of Debt

In February 2006, Verizon issued $500 million of 5.35% notes due 2011, $1,250 million of 5.55% notes due 2016, $500 million of 5.85% notes due 2035 and $1,750 million of floating rate notes due 2007 resulting in proceeds, net of discounts, of $3,942 million.

Support Agreements and Guarantees

All of Verizon Global Funding’s debt had the benefit of Support Agreements between us and Verizon Global Funding, which gave holders of Verizon Global Funding debt the right to proceed directly against us for payment of interest, premium (if any) and principal outstanding should Verizon Global Funding fail to pay. The holders of Verizon Global Funding debt did not have recourse to the stock or assets of most of our telephone operations; however, they did have recourse to dividends paid to us by any of our consolidated subsidiaries as well as assets not covered by the exclusion. On February 1, 2006, Verizon announced the merger of Verizon Global Funding into Verizon. As a result of the merger, all of Verizon Global Funding’s debt has been assumed by Verizon by operation of law.

In addition, Verizon Global Funding had guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. In connection with the merger of Verizon Global Funding into Verizon, Verizon has assumed this guarantee. As of March 31, 2006, $3,400 million principal amount of these obligations remained outstanding.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of March 31, 2006, $113 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 11 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5.4 billion in principal amount at maturity of zero-coupon convertible notes due 2021 which are redeemable at the option of the holders on May 15th in each of the years 2004, 2006, 2011 and 2016. As a result of the merger of Verizon Global Funding into Verizon, the zero-coupon convertible notes are now the obligation of Verizon. As of March 31, 2006, the remaining zero-coupon convertible notes were classified as debt maturing within one year since they are redeemable at the option of the holders on May 15, 2006. The zero-coupon convertible notes are callable by Verizon on or after May 15, 2006.

On April 12, 2006, we issued a redemption notice to redeem the remaining $1,375 million accreted principal of the remaining outstanding zero-coupon convertible notes on May 15, 2006, at a redemption price of $639.76 per $1,000 principal plus interest of approximately $0.5767 per $1,000 principal. The total estimated payment on the date of redemption is approximately $1,377 million.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

7.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005

Net Income	$1,632	$1,757

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	79	(171)
Unrealized derivative gains on cash flow hedges	12	2
Unrealized gains on marketable securities	24	1
Minimum pension liability adjustment	13	(1)

	128	(169)

Total Comprehensive Income	$1,760	$1,588

The unrealized foreign currency translation gain in the first quarter of 2006 is primarily driven by the appreciation in the functional currencies on our investments in Vodafone Omnitel N.V. (Vodafone Omnitel) and Verizon Dominicana, C. por A. (Verizon Dominicana). The unrealized foreign currency translation loss in the first quarter of 2005 is primarily driven by a decline in the functional currency on our investment in Vodafone Omnitel, partially offset by the appreciation of the functional currency on our investment in Verizon Dominicana.

During the third quarter of 2005, we entered into interest rate derivatives to limit our exposure to interest rate changes. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and interpretations, changes in fair value of these cash flow hedges due to interest rate fluctuations are recognized in Accumulated Other Comprehensive Loss. As of March 31, 2006, our positions in these interest rate derivatives have been settled.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At March 31, 2006	At December 31, 2005

Foreign currency translation adjustments	$ (788)	$ (867)
Unrealized gains on net investment hedges	2	2
Unrealized derivative losses on cash flow hedges	(15)	(27)
Unrealized gains on marketable securities	34	10
Minimum pension liability adjustment	(888)	(901)

Accumulated other comprehensive loss	$ (1,655)	$ (1,783)

8.     Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)	2006	2005

Net Income Used For Basic Earnings Per Common Share
Income before cumulative effect of accounting change	$ 1,674	$ 1,757
Cumulative effect of accounting change, net of tax	(42)	–

Net income	$ 1,632	$ 1,757

Net Income Used For Diluted Earnings Per Common Share
Income before cumulative effect of accounting change	$ 1,674	$ 1,757
After-tax minority interest expense related to exchangeable equity interest	8	7
After-tax interest expense related to zero-coupon convertible notes	7	7

Income before cumulative effect of accounting change – after assumed conversion of dilutive securities	1,689	1,771
Cumulative effect of accounting change, net of tax	(42)	–

Net income after assumed conversion of dilutive securities	$ 1,647	$ 1,771

Basic Earnings Per Common Share
Weighted-average shares outstanding – basic	2,915	2,769

Income before cumulative effect of accounting change	$ .57	$ .63
Cumulative effect of accounting change, net of tax	(.01)	–

Net income	$ .56	$ .63

Diluted Earnings Per Common Share
Weighted-average shares outstanding – basic	2,915	2,769

Effect of dilutive securities:
Stock options	1	6
Exchangeable equity interest	30	29
Zero-coupon convertible notes	17	17

Weighted-average shares – diluted	2,963	2,821

Income before cumulative effect of accounting change	$ .57	$ .63
Cumulative effect of accounting change, net of tax	(.01)	–

Net income	$ .56	$ .63

Stock options for 236 million shares for the three months ended March 31, 2006 and 249 million shares for the three months ended March 31, 2005 were not included in the computation of diluted earnings per share because the exercise price of the stock options was not greater than the average market price of the common stock.

9.     Segment Information

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include: Wireline – including the operations of the former MCI, consisting of Verizon Telecom’s telephone operations that provide telephone services, including voice, broadband, data, network access, long distance, video, and other services to consumer and small business customers and carriers and Verizon Business, which provides a broad range of telecommunications and next-generation IP network services globally to medium and large businesses and government customers; Domestic Wireless – primarily representing the operations of the Verizon

Wireless joint venture with Vodafone, provides domestic wireless products and services, including wireless voice and data services and equipment sales across the United States; Information Services - representing our directory publishing businesses and electronic commerce services; and International - which includes wireline and wireless communications operations and investments primarily in the Americas and Europe.

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

The following table provides operating financial information for our four reportable segments and a reconciliation of segment results to consolidated results:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005

External Operating Revenues
Wireline	$12,233	$9,145
Domestic Wireless	8,796	7,399
Information Services	837	881
International	687	510

Total segments	22,553	17,935
Reconciling items	190	244

Total consolidated – reported	$22,743	$18,179

Intersegment Revenues
Wireline	$251	$222
Domestic Wireless	17	19
Information Services	–	–
International	10	7

Total segments	278	248
Reconciling items	(278)	(248)

Total consolidated – reported	$–	$–

Total Operating Revenues
Wireline	$12,484	$9,367
Domestic Wireless	8,813	7,418
Information Services	837	881
International	697	517

Total segments	22,831	18,183
Reconciling items	(88)	(4)

Total consolidated – reported	$22,743	$18,179

Operating Income
Wireline	$1,080	$1,254
Domestic Wireless	2,115	1,540
Information Services	404	422
International	268	99

Total segments	3,867	3,315
Reconciling items	(12)	67

Total consolidated – reported	$3,855	$3,382

Segment Income
Wireline	$321	$504
Domestic Wireless	631	433
Information Services	250	264
International	439	351

Total segment income	1,641	1,552
Reconciling items	(9)	205

Total consolidated net income – reported	$1,632	$1,757

(Dollars in Millions)	At March 31, 2006	At December 31, 2005

Assets
Wireline	$ 92,455	$ 75,188
Domestic Wireless	76,806	76,729
Information Services	1,606	1,525
International	12,124	11,637

Total segments	182,991	165,079
Reconciling items	(177)	3,051

Total consolidated	$ 182,814	$ 168,130

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005

Total Operating Revenues
Hawaii operations	$–	$149
Corporate, eliminations and other	(88)	(153)

	$(88)	$(4)

Operating Income
Hawaii operations	$–	$58
Verizon Center relocation, net (see Note 4)	(46)	–
Merger integration costs (see Note 4)	(55)	–
Corporate and other	89	9

	$(12)	$67

Net Income
Debt extinguishment costs (see Note 6)	$(16)	$–
Verizon Center relocation, net (see Note 4)	(28)	–
Merger integration costs (see Note 4)	(35)	–
Cumulative effect of accounting change (see Note 3)	(42)	–
Corporate and other	112	205

	$(9)	$205

Financial information for Wireline and Information Services excludes the effects of Hawaii access lines and directory operations sold in the second quarter of 2005.

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

10.     Employee Benefits

We maintain noncontributory defined benefit pension plans for substantially all employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

In December 2005, we announced that Verizon management employees will no longer earn pension benefits or earn service towards the company retiree medical subsidy after June 30, 2006, after receiving an 18-month enhancement of the value of their pension and retiree medical subsidy. In addition, new management employees hired after December 31, 2005, are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006, are not eligible for company-subsidized retiree healthcare or retiree life insurance benefits. Beginning July 1, 2006, management employees will receive an increased company match on their savings plan contributions.

Net Periodic Cost

The following table summarizes the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2006	2005	2006	2005

Service cost	$189	$182	$ 92	$ 92
Interest cost	528	519	389	379
Expected return on plan assets	(823)	(839)	(83)	(88)
Amortization of transition obligation	–	–	1	1
Amortization of prior service cost	12	11	87	68
Actuarial loss, net	52	41	79	69

Net periodic benefit (income) cost	(42)	(86)	565	521

Employer Contributions

In 2006, based on the funded status of the plans at December 31, 2005, we anticipate qualified pension trust contributions of $100 million, primarily for the Telecomunicaciones de Puerto Rico, Inc. (TELPRI) plans, $145 million to our nonqualified pension plans and $1,180 million to our other postretirement benefit plans. During the three months ended March 31, 2006, we contributed $11 million to our qualified pension trusts, $44 million to our nonqualified pension plans and $324 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2006 is based on current regulations, including continued pension funding relief. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2005 continue to be accurate.

Severance Benefits

During the three months ended March 31, 2006, we paid severance benefits of $82 million. At March 31, 2006, we had a remaining severance liability of $580 million, which includes future contractual payments to employees separated as of March 31, 2006.

11.     Guarantees of Operating Subsidiary Debt

Verizon has guaranteed the following two obligations of wholly-owned operating subsidiaries: $480 million 7% debentures series B, due 2042 issued by Verizon New England Inc. and $300 million 7% debentures series F issued by Verizon South Inc. due 2041. These guarantees are full and unconditional and would require Verizon to make scheduled payments immediately if either of the two subsidiaries failed to do so. Both of these securities were issued in denominations of $25 and were sold primarily to retail investors and are listed on the New York Stock Exchange. SEC rules permit us to include condensed consolidating financial information for these two subsidiaries in our periodic SEC reports rather than filing separate subsidiary periodic SEC reports.

Below is the condensed consolidating financial information. Verizon New England and Verizon South are presented in separate columns. The column labeled Parent represents Verizon’s investments in all of its subsidiaries under the equity method and the Other column represents all other subsidiaries of Verizon on a combined basis. The Adjustments column reflects intercompany eliminations.

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$938	$213	$21,775	$ (183)	$22,743
Operating expenses	5	874	160	18,032	(183)	18,888

Operating income (loss)	(5)	64	53	3,743	–	3,855
Equity in earnings of unconsolidated businesses	1,554	3	–	(90)	(1,281)	186
Other income and (expense), net	296	2	3	84	(280)	105
Interest expense	(204)	(44)	(16)	(392)	7	(649)
Minority interest	–	–	–	(946)	–	(946)

Income before provision for income taxes and cumulative effect of accounting change	1,641	25	40	2,399	(1,554)	2,551
Income tax provision	(9)	(7)	(15)	(846)	–	(877)

Income before cumulative effect of accounting change	1,632	18	25	1,553	(1,554)	1,674
Cumulative effect of accounting change, net of tax	–	–	–	(42)	–	(42)

Net income	$1,632	$18	$25	$1,511	$(1,554)	$1,632

Condensed Consolidating Statements of Income Three Months Ended March 31, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$973	$229	$17,083	$ (106)	$18,179
Operating expenses	23	863	168	13,849	(106)	14,797

Operating income (loss)	(23)	110	61	3,234	–	3,382
Equity in earnings of unconsolidated businesses	1,601	8	–	82	(1,498)	193
Income from other unconsolidated businesses	–	–	–	56	–	56
Other income and (expense), net	106	1	1	77	(106)	79
Interest expense	(5)	(42)	(16)	(501)	3	(561)
Minority interest	–	–	–	(613)	–	(613)

Income before provision for income taxes	1,679	77	46	2,335	(1,601)	2,536
Income tax benefit (provision)	78	(25)	(18)	(814)	–	(779)

Net income	$1,757	$52	$28	$1,521	$(1,601)	$1,757

Condensed Consolidating Balance Sheets

At March 31, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 1,249	$ –	$ 1,249
Short-term investments	–	191	28	2,459	–	2,678
Accounts receivable, net	1	787	116	10,737	(1,024)	10,617
Other current assets	28,736	141	230	3,933	(28,955)	4,085

Total current assets	28,737	1,119	374	18,378	(29,979)	18,629
Plant, property and equipment, net	1	6,169	1,151	74,949	–	82,270
Investments in unconsolidated businesses	39,364	116	–	7,629	(43,191)	3,918
Other assets	597	440	392	77,121	(553)	77,997

Total assets	$ 68,699	$ 7,844	$ 1,917	$ 178,077	$ (73,723)	$ 182,814

Debt maturing within one year	$ 4,599	$ 281	$ –	$ 32,585	$ (29,029)	$ 8,436
Other current liabilities	2,686	1,066	172	19,502	(950)	22,476

Total current liabilities	7,285	1,347	172	52,087	(29,979)	30,912
Long-term debt	16,155	2,693	901	15,418	(553)	34,614
Employee benefit obligations	351	1,936	253	17,129	–	19,669
Deferred income taxes	116	506	216	20,088	–	20,926
Other liabilities	21	131	26	4,366	–	4,544
Minority interest	–	–	–	27,378	–	27,378
Total shareowners’ investment	44,771	1,231	349	41,611	(43,191)	44,771

Total liabilities and shareowners’ investment	$ 68,699	$ 7,844	$ 1,917	$ 178,077	$ (73,723)	$ 182,814

Condensed Consolidating Balance Sheets At December 31, 2005
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 776	$ –	$ 776
Short-term investments	–	216	32	2,250	–	2,498
Accounts receivable, net	20	910	142	9,429	(1,330)	9,171
Other current assets	9,365	166	185	3,784	(9,497)	4,003

Total current assets	9,385	1,292	359	16,239	(10,827)	16,448
Plant, property and equipment, net	1	6,146	1,158	68,000	–	75,305
Investments in unconsolidated businesses	32,593	116	–	10,017	(38,122)	4,604
Other assets	532	472	390	70,609	(230)	71,773

Total assets	$ 42,511	$ 8,026	$ 1,907	$ 164,865	$ (49,179)	$ 168,130

Debt maturing within one year	$ 22	$ 471	$ –	$ 16,452	$ (9,804)	$ 7,141
Other current liabilities	2,511	1,049	176	15,209	(1,023)	17,922

Total current liabilities	2,533	1,520	176	31,661	(10,827)	25,063
Long-term debt	92	2,702	901	28,404	(230)	31,869
Employee benefit obligations	205	1,892	254	16,468	–	18,819
Deferred income taxes	–	537	220	21,654	–	22,411
Other liabilities	1	146	27	3,360	–	3,534
Minority interest	–	–	–	26,754	–	26,754
Total shareowners’ investment	39,680	1,229	329	36,564	(38,122)	39,680

Total liabilities and shareowners’ investment	$ 42,511	$ 8,026	$ 1,907	$ 164,865	$ (49,179)	$ 168,130

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$748	$433	$85	$5,554	$(769)	$6,051
Net cash from investing activities	(779)	(224)	(80)	(899)	234	(1,748)
Net cash from financing activities	31	(209)	(5)	(4,182)	535	(3,830)

Net increase in cash	$–	$–	$–	$473	$–	$473

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2005
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$2,171	$180	$85	$3,717	$(2,217)	$3,936
Net cash from investing activities	–	(123)	(70)	(4,159)	40	(4,312)
Net cash from financing activities	(2,171)	(57)	(15)	(1,156)	2,177	(1,222)

Net decrease in cash	$–	$–	$–	$(1,598)	$–	$(1,598)

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

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in Selling, General and Administrative Expense in the consolidated statements of income in 2003, for remedial activities likely to take place over the next several years. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remaining remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for some or all of the remaining remedial work at the Hicksville site, an adjustment to this reserve may be necessary. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the other sites requiring remediation.

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

13.     Subsequent Event

On April 3, 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (América Móvil), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (Telmex) and América Móvil. In those transactions, we agreed to sell our 100% interest in Verizon Dominicana to América Móvil. Also, América Móvil agreed to purchase our 52 percent interest in TELPRI. Additionally, an entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in Compañía Anónima Nacional Teléfonos de Venezuela (CANTV). The decision to enter into the agreements occurred subsequent to March 31, 2006. The operations of Verizon Dominicana and TELPRI in our International segment are reported as continuing operations for the first quarter of 2006.

For the three months ended March 31, 2006 and 2005, these businesses contributed approximately $685 million and $497 million of revenues, respectively. Upon closing, the transactions are expected to result in pretax proceeds of approximately $3.7 billion, prior to purchase price adjustments as defined in the sale agreements, in exchange for $4,058 million of assets, primarily telecommunications plant, and $2,276 million of liabilities (including debt of $700 million).

Each transaction is subject to separate regulatory approvals in the various jurisdictions. Each proposed sale is a separate transaction, and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sales of our interests in Verizon Dominicana and CANTV in 2006 and the sale of our interests in TELPRI in 2006 or 2007. While the final purchase price for each of the transactions is subject to adjustment, the aggregate gain or loss on the sales is not expected to be material. Although we anticipate pretax gains on each of the transactions, in the case of Verizon Dominicana, U.S. taxes on previously unremitted earnings that will become payable and be expensed at the time that the transaction closes will likely exceed the amount of the pretax gain.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s Wireline telecommunications business provides local telephone services, including broadband, nationwide long-distance and other communications products and services. As a result of the MCI merger, which closed on January 6, 2006, we also own and operate one of the most expansive end-to-end global Internet Protocol (IP) networks providing access to over 140 countries worldwide and next-generation IP network services to medium and large businesses and government customers. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Verizon’s International segment includes wireline and wireless communications operations and investments in the Americas and Europe. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 252,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources to higher growth markets such as wireless, wireline broadband connections, including digital subscriber lines (DSL) and fiber optics to the home (Verizon’s FiOS data product), long distance and other data services as well as expanded services to business markets, rather than to traditional wireline voice services, where we have been experiencing access line losses. In the first quarter of 2006, revenues from these growth areas were 52.6% of total revenue compared to 53.0% in the similar period in 2005. Verizon reported consolidated revenue growth of 25.1% in the first quarter of 2006 compared to the similar period in 2005. This revenue growth was driven by the merger with MCI as well as 18.8% higher revenue at Domestic Wireless and 89.7% total data revenue growth at Wireline. Verizon added 1,683,000 wireless customers and 541,000 broadband connections in the first quarter of 2006. Excluding the revenues of Verizon’s Hawaii wireline and directory operations, which were sold in the second quarter of 2005, consolidated revenue growth would have been 26.1% in the first quarter of 2006 compared to the similar period in 2005 primarily due to the acquisition of MCI.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as real estate consolidations and call center routing improvements, has been to significantly change the company’s cost structure and maintain stable operating income margins. Real estate consolidations include our decision to establish Verizon Center for the leadership team. In 2005, Verizon restructured its management retirement benefit plans such that management employees will no longer earn pension benefits or earn service towards the company retiree medical subsidy after June 30, 2006, after receiving an 18-month enhancement of the value of their pension and retiree medical benefits, but will receive higher savings plan matching contributions. The net effect of these management benefit plan changes is expected to be a reduction in pretax benefit expenses of approximately $3 billion over 10 years.

•

Capital Allocation – Verizon’s capital spending continues to be directed toward growth markets. High-speed wireless data (EV-DO) services, replacement of copper access lines with fiber optics to the home, as well as expanded services to business markets are examples of areas of capital spending in support of these growth markets. In the first quarter of 2006, capital expenditures were $4,066 million compared to $3,594 million in the first quarter of 2005. In 2006, Verizon management expects capital expenditures to be in the range of $17.0 billion to $17.4 billion in 2006. In addition to capital expenditures, Domestic Wireless continues to acquire wireless spectrum in support of expanding data applications and customer base.

•

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners. At March 31, 2006, Verizon’s total debt was $43,050 million, an increase of 9.9% from $39,187 million at March 31, 2005, primarily as a result of debt acquired in connection with the MCI merger. However, Verizon’s balance of cash and cash equivalents at March 31, 2006 of $1,249 million increased by $557 million, or 80.5% from $692 million at March 31, 2005.

Supporting these key focus areas are continuing initiatives to package more effectively and add more value to our products and services. In 2004, Verizon announced a deployment expansion of FiOS in several states in our service territory. As of the end of 2005, we met our goal of passing three million premises. We have achieved a data penetration rate of 17% where we have been selling FiOS data for twelve months, with 3.6 million premises passed, and continue to progress toward our goal of reaching 30% penetration in five years. As of March 31, 2006, FiOS data services are available in 15 states. In 2005, Verizon began offering video on the FiOS network in three markets and began offering video services in markets in New York, Massachusetts and California in the first quarter of 2006. Video service is available in 7 states and we continue our efforts to acquire franchises to offer video services. For the three months ended March 31, 2006, the penetration for video services was 10.9% in franchise areas that have been open for sales for four months. FiOS TV includes a collection of all-digital programming with more than 375 channels, 47 music channels and 20 high-definition television channels. Innovative product bundles include local wireline, long distance, wireless and broadband services for consumer and general business retail customers. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Wireline access revenues over the past several years.

Our integration activities in connection with the MCI merger are continuing on plan. During this period, we have trained our salesforce regarding the products and services available, including new products and bundled product offerings, to the customers of the Verizon Business product line. In 2006, we expect to achieve $550 million of merger synergies, and incur integration expenses of $400 million. During the first quarter of 2006, we achieved $50 million of pretax merger synergies, and incurred integration expenses of $55 million. The synergies included, in part, workforce reductions and data traffic migration onto Verizon’s networks rather than utilizing third party access providers.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business and provide new and innovative products and services for our customers such as Broadband Access and our EV-DO service which provides typical data downloads of 400-700 kilobits per second. We achieved our goal of reaching one-half of the U.S. population by the end of 2005. During 2005, we launched V CAST, our consumer broadband wireless service offering, which provides customers with unlimited access to a variety of video and gaming content on EV-DO handsets. In the first quarter of 2006, V CAST customers received 7.9 million downloads and Domestic Wireless launched V CAST Music, a comprehensive mobile music service in which customers can download music over the air directly to their wireless phones and to their personal computers.

In December 2005, Verizon announced that it is exploring divesting Information Services through a spin-off, sale or other strategic transaction. However, since this process is still ongoing, Information Services’ results of operations, financial position and cash flows remain in Verizon’s continuing operations.

On April 3, 2006, we reached definitive agreements to sell our interests in Verizon Dominicana, C. por A. (Verizon Dominicana), Telecomunicaciones de Puerto Rico, Inc. (TELPRI) and Compañía Anónima Nacional Teléfonos de Venezuela (CANTV) in three separate transactions to América Móvil, S.A. de C.V., a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México and América Móvil. The decision to enter into the agreements occurred subsequent to March 31, 2006. The operations of Verizon Dominicana and TELPRI in our International segment are reported as continuing operations for the first quarter of 2006.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section, we review the performance of our four reportable segments. We include the results of the former MCI business subsequent to the close of the merger on January 6, 2006. We exclude the effects of the special and non-recurring items from the segments’ results of operations since management does not consider them in assessing segment performance, due primarily to their non-recurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period. This section on consolidated results of operations carries forward the segment results, which exclude the special and non-recurring items, and highlights and describes those items separately to ensure consistency of presentation in this section and the “Segment Results of Operations” section.

Consolidated Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Wireline
Verizon Telecom	$8,372	$7,977
Verizon Business	4,855	1,831
Intrasegment eliminations	(743)	(441)

	12,484	9,367	33.3%
Domestic Wireless	8,813	7,418	18.8
Information Services	837	881	(5.0)
International	697	517	34.8
Corporate & Other	(88)	(153)	(42.5)
Revenues of Hawaii operations sold	–	149	(100.0)

Consolidated Revenues	$22,743	$18,179	25.1

Consolidated revenues in the first quarter of 2006 were higher by $4,564 million, or 25.1% compared to the similar period in 2005. This increase was primarily the result of significantly higher revenues at Wireline and Domestic Wireless, partially offset by the sale of the Hawaii operations in the second quarter of 2005.

Revenues at Wireline increased during the first quarter of 2006 by $3,117 million, or 33.3% compared to the similar period in 2005 primarily due to the merger with MCI. The acquisition of MCI resulted in a decline in Verizon Telecom wholesale revenues in the first quarter of 2006 compared to the similar period in 2005 due to the elimination of access revenues billed to the former MCI in the current quarter that are now treated as intercompany transactions and eliminated in consolidation. Additionally, there were declines in switched access revenues and local wholesale revenues, partially offset by increases in special access revenues.

Domestic Wireless’s revenues increased by $1,395 million, or 18.8% in the first quarter of 2006 compared to the similar period in 2005. This increase was primarily due to a 16.7% increase in customers as of March 31, 2006 compared to March 31, 2005, partially offset by a marginal decrease in average service revenue per customer (ARPU). ARPU decreased by 0.7% to $48.67 in the first quarter of 2006 compared to the similar period in 2005, primarily due to recent pricing changes, partially offset by higher data revenues. Data revenues were $872 million in the first quarter of 2006 compared to $416 million in the similar period of 2005. Increases in handsets sold and increased equipment upgrades also drove increases in equipment and other revenue in the first quarter of 2006 compared to the similar period in 2005.

Consolidated Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Cost of services and sales	$ 8,749	$ 6,123	42.9%
Selling, general and administrative expense	6,363	5,214	22.0
Depreciation and amortization expense	3,776	3,460	9.1

Consolidated Operating Expenses	$ 18,888	$ 14,797	27.6

Cost of Services and Sales

Consolidated cost of services and sales in first quarter 2006 increased $2,626 million, or 42.9% compared to the similar period in 2005. This increase was driven by higher network access and transport costs in connection with the MCI merger, higher wireless network costs, increases in wireless equipment costs and increases in pension and other postretirement benefit costs.

The higher wireless network costs were caused by increased minutes of use (MOUs) on the wireless network in the first quarter of 2006 compared to the similar period in 2005, partially offset by decreased roaming, local interconnection and long distance rates. Cost of wireless equipment sales increased in the first quarter of 2006 compared to the similar period in 2005 primarily as a result of an increase in wireless devices sold due to an increase in gross activations and equipment upgrades in the first quarter of 2006 compared to the similar period in 2005.

Costs in this period were also impacted by increased pension and other postretirement benefit costs. As of December 31, 2005, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2006 assumptions, combined with the impact of lower than expected actual asset returns over the past few years, resulted in pension and other postretirement benefit expense of $412 million (primarily in cost of services and sales) in the first quarter of 2006 compared to $350 million in the first quarter of 2005.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in first quarter 2006 increased by $1,149 million, or 22.0% compared to the similar period in 2005. This increase was primarily attributable to the inclusion of the former MCI operations in the Wireline segment subsequent to the completion of the merger and increases in the Domestic Wireless segment related to increased salary and benefits expenses, advertising and promotion expenses and costs associated with regulatory fees.

Special and non-recurring items in the first quarter of 2006 included $55 million of merger integration costs, primarily for advertising and other costs related to re-branding initiatives and $46 million related to Verizon Center relocation costs.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the first quarter of 2006 was higher by $316 million, or 9.1% compared to the similar period in 2005 primarily due to higher depreciable and amortizable asset bases as a result of the MCI merger and, to a lesser extent, increased capital expenditures.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $7 million, or 3.6% in the first quarter of 2006 compared to the similar period in 2005. The decrease was primarily driven by lower operational results and unfavorable foreign exchange fluctuations at Vodafone Omnitel N.V. (Vodafone Omnitel).

Income From Other Unconsolidated Businesses

Income from other unconsolidated businesses decreased by $56 million in the first quarter of 2006 compared to the similar period in 2005. The decrease was primarily driven by a gain on the sale of an international wireless investment in the first quarter of 2005.

Other Income and (Expense), Net

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Interest income	$ 58	$ 38	52.6%
Foreign exchange gains, net	9	–	nm
Other, net	38	41	(7.3)

Total	$ 105	$ 79	32.9

nm – Not meaningful

The change in other income and expense, net for the first quarter of 2006 compared to the similar period in 2005 was primarily due to an increase in interest income due to higher cash balances.

Interest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Interest expense	$649	$561	15.7%
Capitalized interest costs	108	60	80.0

Total interest costs on debt balances	$757	$621	21.9

Average debt outstanding	$43,557	$39,275	10.9
Effective interest rate	7.0%	6.3%

The increase in interest costs for the first quarter of 2006 compared to the similar period in 2005 was due to higher average debt levels of $4,282 million driven by debt acquired in connection with the merger with MCI, and higher average interest rates, partially offset by a higher level of interest capitalized in connection with the build-out of our FiOS network.

Minority Interest

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Minority Interest	$946	$613	54.3%

The increase in minority interest expense for the first quarter of 2006 compared to the similar period in 2005 is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group PLC (Vodafone) and higher earnings at TELPRI which is only 52% owned.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Provision for Income Taxes	$877	$779	12.6%
Effective income tax rate	34.4%	30.7%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and cumulative effect of accounting change. The effective tax rate for the first quarter of 2006 compared to the similar period of 2005 was higher due to an increase in valuation allowances and foreign taxes in the Wireline segment in 2006. The 2006 rate was also increased compared to the 2005 rate by the favorable impacts of tax benefits resulting from IRS audit settlements in 2005, and higher foreign related tax benefits in 2005. These increases in the 2006 rate compared to 2005 were partially offset by lower state taxes and greater benefits from tax credits and tax carryforwards in 2006.

Cumulative Effect of Accounting Change

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year is recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for 2006, 2005 and 2004 are less than what would have been recorded if the fair value method had been applied to previously issued awards.

Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payments.” This SAB, which was issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in

Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. We also adopted SAB No. 107 on January 1, 2006.

We recorded a $42 million cumulative effect of accounting change as of January 1, 2006, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability awards (VARs) of the Verizon Wireless joint venture at fair value utilizing a Black-Scholes model. Although we recorded a cumulative effect of adoption as of January 1, 2006, we do not expect SFAS No. 123(R) to have a material effect on our consolidated financial statements in future periods (see Note 3).

Segment Results of Operations

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline, Domestic Wireless, Information Services and International. You can find additional information about our segments in Note 9 to the unaudited condensed consolidated financial statements.

We measure and evaluate our reportable segments based on segment income, which excludes unallocated corporate expenses and other adjustments arising during each period. The other adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from business segment results, they are included in reported consolidated earnings. We previously highlighted the more significant of these transactions in the “Consolidated Results of Operations” section. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance. These gains and losses are primarily contained in Information Services and International since they actively manage investment portfolios.

Wireline

Wireline, which includes the operations of the former MCI, consists of the operations of Verizon Telecom, which provides telephone services, including voice, broadband, data, network access, long distance, video, and other services to consumer and small business customers and carriers and Verizon Business, which provides next-generation IP network services globally to medium and large businesses and government customers. As discussed earlier under “Consolidated Results of Operations,” in the second quarter of 2005, we sold wireline properties in Hawaii representing approximately 700,000 access lines or 1% of the total Verizon Telecom switched access lines in service. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii properties that have been sold.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Verizon Telecom
Mass Markets	$5,681	$5,089	11.6%
Wholesale	2,061	2,258	(8.7)
Other	630	630	–
Verizon Business
Enterprise Business	3,382	1,572	115.1
Wholesale	754	259	191.1
International and Other	719	–	nm
Intrasegment Eliminations	(743)	(441)	68.5

Total Wireline Operating Revenues	$12,484	$9,367	33.3

nm – Not meaningful

In connection with the completion of the MCI merger, our product lines were realigned to be reflective of the Line of Business structure in which the product lines are currently being managed. The prior period was reclassified to conform to the current presentation.

Verizon Telecom

Mass Markets

Verizon Telecom’s Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance and broadband services for residential and certain small business accounts and carriers. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting, Home Voicemail and Return Call. Long distance includes both intraLATA toll services and interLATA long distance services. Broadband services include DSL and FiOS. In addition to subscriber services, Mass Markets offers non-subscriber services that include dial around long distance products.

The increase in mass market revenue of $592 million, or 11.6% in the first quarter of 2006 compared to the similar period in 2005 was due to the inclusion of revenues from the former MCI in the current year and growth from broadband and long distance, offset by lower demand and usage of our basic local exchange and accompanying services attributable to subscriber losses due to technology substitution including wireless and Voice over Internet Protocol (VOIP).

We added 541,000 new broadband connections (DSL and FiOS) in the first quarter of 2006, for a total of 5.7 million lines at March 31, 2006, representing a 47.1% increase from March 31, 2005. Our Freedom service plans continue to stimulate growth in long distance services. As of March 31, 2006, approximately 55% of our legacy Verizon wireline customers have chosen Verizon as their long distance carrier.

A 6.9% decline in switched access lines in service from March 31, 2005 was mainly driven by the effects of competition and technology substitution. Demand for legacy Verizon residential access lines declined 6.3% at March 31, 2006 compared to March 31, 2005, as customers substituted wireless, broadband and cable services for traditional landline services. At the same time, legacy Verizon business access lines declined 3.9% at March 31, 2006 compared to March 31, 2005, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

We continue to seek opportunities to retain and win back customers. Our Freedom service plans offer local services with various combinations of long distance and Internet access services in a discounted bundle available on one bill. We have introduced our Freedom service plans in nearly all of our key markets.

Wholesale

Wholesale revenues are earned from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

In the first quarter of 2006, our Verizon Telecom wholesale revenues decreased by $197 million, or 8.7% in the first quarter of 2006 compared to the similar period in 2005, due to the exclusion of affiliated access revenues billed to the former MCI mass market entities in the current quarter, and declines in legacy Verizon switched access revenues and local wholesale revenues, offset by increases in special access revenues.

Switched MOUs declined in the first quarter of 2006 compared to the similar period in 2005, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased by 17.7% due to the impact of a decision by a major competitor to deemphasize their local market initiatives in 2005. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. Customer demand for high capacity and digital data services increased 11.6% in the first quarter of 2006 compared to the similar period in 2005.

The FCC regulates the rates that we charge customers for interstate access services. See “Other Factors That May Affect Future Results – Regulatory and Competitive Trends – FCC Regulation” for additional information on FCC rulemaking concerning federal access rates, universal service and certain broadband services.

Other

Our other services include such services as operator services (including deaf relay services), public (coin) telephone, card services and supply sales, as well as former MCI dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and Prepaid Cards.

Verizon Telecom’s revenues from other services in the first quarter of 2006 were unchanged compared to the similar period in 2005. Revenue increases, due to the inclusion of revenues from the former MCI in the current year, were offset by decreases due to the dissolution of non-strategic businesses, including the termination of a large commercial inventory management contract in 2005, and reduced business volumes.

Verizon Business

Enterprise Business

Our Enterprise Business market provides voice, data and internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition, the Enterprise Business market also provides value-added services that make communications more secure, reliable and efficient, and managed network services for customers that outsource all or portions of their communications and information processing operations. While traditional local and long distance services comprise $1,661 million, or 49% of revenue in the quarter ended March 31, 2006, Enterprise Business also provides data services such as Private Line, Frame Relay and ATM services, both domestically and internationally, as well as managed network services to its customers.

Enterprise Business revenues increased $1,810 million, or 115.1% compared to the similar period in 2005 primarily due to the acquisition of MCI, partially offset by continued volume declines in switched/special access lines and minutes of usage. Data services revenue was $1,262 million, or 37% of Enterprise Business’s revenue stream. Internet services revenue was $459 million for the first quarter of 2006, or 14% of Enterprise Business’s revenues. The Internet suite of products is Enterprise Business’s fastest growing and includes Private IP, IP VPN, Web Hosting and VOIP.

Wholesale

Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country.

In the first quarter of 2006, our Verizon Business wholesale revenues increased $495 million, or 191.1%, compared to the similar period in 2005, primarily due the MCI acquisition. Local and long distance voice products, including transport, represented $503 million or 67% of the market’s total revenue in the first quarter of 2006. Wholesale revenue is influenced by aggressive competitive pricing, in particular long distance voice services. Wholesale data and Internet revenues for the first quarter of 2006 were $251 million or 33% of total Wholesale revenue.

International and Other

International operations serve businesses, government entities and telecommunication carriers outside of the United States. Other operations include our Skytel paging business.

Our revenues from International and Other in the first quarter of 2006 were $719 million. This market represents a new revenue stream to Verizon resulting from the MCI acquisition. International and Other had voice revenue of $429 million in the first quarter of 2006, which comprised 60% of the total International and Other revenues in the first quarter of 2006. Internet revenue in the first quarter of 2006 represented $195 million, or 27%, and Data revenue was $95 million, or 13% of total International and Other revenue.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Cost of services and sales	$ 6,000	$ 3,846	56.0%
Selling, general and administrative expense	3,023	2,080	45.3
Depreciation and amortization expense	2,381	2,187	8.9

	$ 11,404	$ 8,113	40.6

Cost of Services and Sales

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support, costs to support our outsourcing contracts and technical facilities, contributions to the universal service fund, customer provisioning costs and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

In the first quarter of 2006, our cost of services and sales increased $2,154 million, or 56.0% compared to the similar period in 2005. This increase was primarily due to the MCI merger, partially offset by the net impact of other cost changes. Costs in this period were also impacted by increased pension and other postretirement benefit costs. As of December 31, 2005, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2006 assumptions, combined with the impact of lower than expected actual asset returns over the past several years, resulted in pension and other postretirement benefit expense of approximately $374 million (primarily in cost of services and sales) in the first quarter of 2006, compared to $304 million in the first quarter of 2005. Higher costs associated with our growth businesses and annual wage increases were offset by productivity improvement initiatives, which reduced cost of services and sales expenses in the current period. Further, expenses decreased due to the dissolution of non-strategic businesses, including the termination of a large commercial inventory management contract in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

In the first quarter of 2006, our selling, general and administrative expense increased by $943 million, or 45.3% compared to the similar period in 2005. This increase was primarily due to the MCI merger, partially offset by the impact of other cost changes. Expense reductions were attributable to lower bad debt expense, gains on the sale of real estate and cost reduction initiatives.

Depreciation and Amortization Expense

In the first quarter of 2006, depreciation and amortization expense increased by $194 million, or 8.9% compared to the similar period in 2005. The increase was mainly driven by the acquisition of MCI’s depreciable property and equipment and finite-lived intangibles, including capitalized non-network software, measured at fair value and by growth in depreciable telephone plant, partially offset by lower rates of depreciation. Amortization expense increased $79 million primarily due to a higher level of capitalized non-network software and the amortization of the acquired MCI intangibles.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Segment Income	$ 321	$ 504	(36.3)%

Segment income decreased by $183 million, or 36.3% in the first quarter of 2006 compared to the similar period in 2005, primarily as a result of the MCI acquisition and after-tax impact of operating revenues and operating expenses described above. Special and non-recurring items not included in Verizon Wireline’s segment income totaled $60 million for the first quarter of 2006, and ($24) million for the first quarter of 2005. Special and non-recurring items in the first quarter of 2006 included Verizon Center relocation-related costs, merger integration costs and costs associated with the redemption and refinancing of debt acquired from MCI. The special and non-recurring item in the first quarter of 2005 related to the exclusion of the Hawaii results of operations.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Wireless sales and services	$ 8,813	$ 7,418	18.8%

Domestic Wireless’s total revenues increased by $1,395 million, or 18.8% in the first quarter of 2006 compared to the similar period in 2005. Service revenue of $7,609 million increased by $1,052 million, or 16.0% in the first quarter of 2006 compared to the similar period in 2005, primarily due to a 16.7% increase in customers, partially offset by a decrease in average revenue per customer per month. Equipment and other revenue increased by $343 million, or 39.8% in the first quarter of 2006 compared to the first quarter of 2005, principally as a result of an increase in wireless devices sold in addition to an increase in revenue per unit sold.

Our Domestic Wireless segment ended the first quarter of 2006 with approximately 53.0 million customers, compared to 45.5 million customers at the end of the first quarter of 2005. Domestic Wireless added approximately 1.7 million customers during the first quarter of 2006, compared to 1.6 million customers during the first quarter of 2005. Approximately 1.5 million of the 1.7 million new customers added during the first quarter of 2006 were added through the retail postpaid channel. The overall composition of our Domestic Wireless customer base as of March 31, 2006 was 92% retail postpaid, 3% retail prepaid and 5% resellers. The average monthly churn rate, the rate at which customers disconnect service, decreased to 1.18% during the first quarter of 2006 compared to 1.33% during the first quarter of 2005. Retail postpaid churn decreased to 0.92% in the first quarter of 2006 compared to 1.11% in the first quarter of 2005.

Average service revenue per customer per month decreased 0.7% to $48.67 in the first quarter of 2006 compared to the similar period in 2005, primarily due to an increase in the proportion of customers on our America’s Choice and Family Share price plans. Included in average service revenue per customer was a 79% increase in data revenue per customer in the first quarter of 2006 compared to the similar period in 2005, driven by increased use of our messaging and other data services. Data revenues were $872 million and accounted for 11.5% of service revenue in the first quarter of 2006, compared to $416 million and 6.3% of service revenue in the first quarter of 2005.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Cost of services and sales	$ 2,665	$ 2,098	27.0%
Selling, general and administrative expense	2,759	2,630	4.9
Depreciation and amortization expense	1,274	1,150	10.8

	$ 6,698	$ 5,878	14.0

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, increased by $567 million, or 27.0% in the first quarter of 2006 compared to the similar period in 2005. Cost of services increased due to higher wireless network costs caused by increased minutes of use on the wireless network in the first quarter of 2006 compared to the similar period in 2005, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales increased by 35.3% in the first quarter of 2006 compared to the similar period in 2005. This increase was primarily due to an increase in handsets sold resulting from an increase in equipment upgrades and gross activations in the first quarter of 2006 compared to the similar period in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $129 million, or 4.9% in the first quarter of 2006 compared to the similar period in 2005. This increase was primarily due to a $40 million increase in salary and benefits expense in the first quarter of 2006 compared to the similar period in 2005, due to higher per employee salary and benefits costs, driven by an increase in our number of employees, primarily in the sales and customer care areas. Increases in advertising and promotion expenses, as well as costs associated with regulatory fees, primarily the universal service fund, also contributed to the increase in the first quarter of 2006 compared to the similar period in 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $124 million, or 10.8% in the first quarter of 2006 compared to the similar period in 2005. This increase was primarily due to increased depreciation expense related to an increase in depreciable assets.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Segment Income	$ 631	$ 433	45.7%

Segment income increased by $198 million, or 45.7% in the first quarter of 2006 compared to the similar period in 2005 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. The minority interest relates primarily to the significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business comprises print yellow pages directories, SuperPages.com, our online directory and search services, and SuperPages On the Go, our directory and information services on wireless telephones. This segment’s operations are principally in the United States.

In 2005, in connection with the sale of Verizon’s wireline properties in Hawaii discussed earlier under “Consolidated Results of Operations,” we sold our directory operations in Hawaii. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii operations that were sold.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Operating Revenues	$ 837	$ 881	(5.0)%

Operating revenues decreased $44 million, or 5.0% in the first quarter of 2006 compared to the similar period in 2005. This decrease was primarily due to reduced domestic print advertising revenue. Revenues for SuperPages.com increased 7.1% in the first quarter of 2006 compared to the similar period in 2005.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Cost of services and sales	$ 150	$ 155	(3.2)%
Selling, general and administrative expense	260	281	(7.5)
Depreciation and amortization expense	23	23	–

	$ 433	$ 459	(5.7)

Cost of services and sales decreased $5 million, or 3.2% in the first quarter of 2006 compared to the similar period in 2005. This decrease was primarily due to decreased printing costs, partially offset by increased traffic expense associated with SuperPages.com.

Selling, general and administrative expenses decreased $21 million, or 7.5% in the first quarter of 2006 compared to the similar period in 2005. This decrease was primarily due to the sale of small international operations and reduced domestic bad debt expense, partially offset by increased selling costs.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Segment Income	$ 250	$ 264	(5.3)%

Segment income decreased $14 million, or 5.3% in the first quarter of 2006 compared to the similar period in 2005. This decrease is primarily the result of the after-tax impact of operating revenues and operating expenses described above.

Segment results exclude certain special and non-recurring items. There were no special or non-recurring items in the first quarter of 2006 compared with $(8) million in the first quarter of 2005. Special and non-recurring items represent the results of operations of the Hawaii directory operations sold in the second quarter of 2005.

International

Our International segment includes investments in international wireline and wireless telecommunication operations primarily in the Americas and Europe. Our consolidated international investments as of March 31, 2006 included Verizon Dominicana in the Dominican Republic and TELPRI in Puerto Rico. On April 3, 2006, we announced that definitive agreements were reached to sell our interests in Verizon Domincana, TELPRI and CANTV. Each proposed sale is a separate transaction subject to separate regulatory approvals in the various jurisdictions. None of the sales is contingent on the closing of any of the other transactions.

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Operating Revenues	$ 697	$ 517	34.8%

Revenues generated by our international businesses increased by $180 million, or 34.8% in the first quarter of 2006 compared to the similar period in 2005. The increase in 2006 was primarily due to the sale of the directory publication rights of $167 million at TELPRI.

Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Cost of services and sales	$ 164	$ 177	(7.3)%
Selling, general and administrative expense	178	157	13.4
Depreciation and amortization expense	87	84	3.6

	$ 429	$ 418	2.6

Cost of services and sales decreased $13 million, or 7.3% in the first quarter of 2006 compared to the similar period in 2005. This decrease primarily reflects lower employee related costs at TELPRI.

Selling, general and administrative expenses increased $21 million, or 13.4% in the first quarter of 2006 compared to the similar period in 2005. This increase primarily reflects higher employee related costs at TELPRI and transaction costs in connection with the sale of TELPRI’s directory publication rights.

Depreciation and amortization expense increased $3 million, or 3.6% in the first quarter of 2006 compared to the similar period in 2005. This increase primarily reflects higher network investment at Verizon Dominicana.

Segment Income

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	% Change

Segment Income	$ 439	$ 351	25.1%

Segment income increased by $88 million, or 25.1% in the first quarter of 2006 compared to the similar period in 2005. The 2006 increase in segment income was primarily due to the sale of the directory publication rights, as discussed above, as well as higher interest income and tax benefits.

Equity in earnings of unconsolidated businesses decreased by $4 million, or 1.8% in the first quarter of 2006 compared to the similar period in 2005. This decrease reflects lower operational results and unfavorable foreign exchange at Vodafone Omnitel.

Income from other unconsolidated businesses decreased by $56 million, or 100% in the first quarter of 2006 compared to the similar period in 2005. The decrease is the result of gains realized in the first quarter of 2005 from the sale of small investments.

Special Items

Merger Integration Costs

During the first quarter of 2006, we recorded pretax charges of $55 million ($35 million after-tax, or $.01 per diluted share) related to integration costs associated with the MCI acquisition. These costs are primarily comprised of advertising and other costs related to re-branding initiatives.

Facility and Other Special Items

During the first quarter of 2006, we recorded pretax charges of $46 million ($28 million after-tax, or $.01 per diluted share) in connection with the planned relocation of several functions to Verizon Center.

In addition, we recorded pretax charges of $26 million ($16 million after-tax, or $.01 per diluted share) during the first quarter of 2006 resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger.

Consolidated Financial Condition

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	$ Change

Cash Flows Provided By (Used In)
Operating activities	$ 6,051	$ 3,936	$ 2,115
Investing activities	(1,748)	(4,312)	2,564
Financing activities	(3,830)	(1,222)	(2,608)

Increase (Decrease) in Cash and Cash Equivalents	$ 473	$ (1,598)	$ 2,071

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operating activities in the first quarter of 2006 compared to the similar period in 2005 was primarily due to lower pension and benefit fund contributions and lower dividends paid to minority partners as well as the absence in 2006 of income taxes paid in the first quarter of 2005 which related to fourth quarter 2004 sales of Verizon Information Services Canada and TELUS shares.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $2,418 million in our Wireline business in the first quarter of 2006 compared to $1,892 million in the similar period in 2005. We also invested $1,581 million in our Domestic Wireless business in the first quarter of 2006 compared to $1,641 million in the similar period in 2005. The increase in capital spending at Wireline is largely driven by the acquisition of MCI, coupled with increased spending in high growth areas such as broadband. Capital spending at Domestic Wireless represents our continuing effort to invest in this high growth business. Capital expenditures including capitalized software are expected to be $17.0 billion to $17.4 billion for the full year 2006.

We received net cash proceeds of $1,526 million from acquisitions and investments in businesses during the first quarter of 2006, primarily driven by MCI’s cash balances of $2,361 million at the date of the merger, partially offset by our cash payment to MCI shareholders of $779 million. During the first quarter of 2005, we invested $1,178 million in acquisitions and investments in businesses including $677 million primarily to acquire 63 broadband wireless licenses in connection with FCC auction 58, $418 million to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets in several existing and new markets and $49 million for other wireless properties. Other, net investing activities in the first quarter of 2006 and 2005 include cash proceeds of $89 million and $102 million, respectively from the sale of small international investments.

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

Cash Flows Used In Financing Activities

Cash of $2,196 million was used to reduce our total debt during the first quarter of 2006. We repaid $6,125 million of Wireline debt, including premiums associated with the retirement of $5,665 million of aggregate principal amount of long-term debt and $155 million of other Wireline long-term debt at maturity. We also decreased our short-term borrowings by $38 million. These repayments were partially offset by our issuance of long-term debt with a total aggregate principal amount of $4,000 million, resulting in cash proceeds of $3,971 million, net of discounts and issuance costs.

Cash of $42 million was used to reduce our total debt during the first quarter of 2005. We repaid $377 million of Wireline long-term debt, partially offset by increases in our short-term borrowings by $334 million.

Our ratio of debt to debt combined with shareowners’ equity was 49.0% at March 31, 2006 compared to 50.8% at March 31, 2005.

As of March 31, 2006, we had $14 million in bank borrowings outstanding. In addition, we had approximately $6.5 billion of unused bank lines of credit (including a $6.0 billion three-year committed facility which expires in June 2008, a $275 million three-year committed facility for TELPRI which expires in February 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $4.5 billion of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. In December 2005 following an extensive review, Moody’s Investors Service (Moody’s) downgraded the long-term debt rating of Verizon Global Funding to A3 from A2. The outlook was changed from negative to stable. Moody’s also placed the A3-rated long-term debt of Verizon Wireless on review for possible upgrade. In January 2006, Fitch Ratings affirmed the A+ long-term debt ratings of Verizon Global Funding and other Verizon affiliates (including Verizon Wireless), removed them from rating watch negative, and assigned stable rating outlooks. Also in January 2006, Standard & Poor’s (S&P) lowered the long-term ratings of Verizon Global Funding and the debt of other Verizon subsidiaries (including Verizon Wireless) to A from A+, removed them from credit watch, and assigned a negative outlook.

In order to simplify and streamline our financing entities, Verizon Global Funding merged into Verizon Communications on February 1, 2006. Verizon Communications is now the primary issuer of all long-term and short-term debt for Verizon. Moody’s, S&P and Fitch assigned the following credit ratings to Verizon Communications. The short-term ratings of Verizon Communications are: Moody’s P-2; S&P A-1; and Fitch F1. The long-term ratings of Verizon Communications are: Moody’s A3 stable; S&P A negative; and Fitch A+ stable.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first quarters of 2006 and 2005, we announced quarterly cash dividends of $.405 per share.

Increase in Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2006 totaled $1,249 million, a $473 million increase from cash and cash equivalents at December 31, 2005 of $776 million.

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

Foreign Currency Translation

The functional currency for our foreign operations is the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. We also periodically hold cash balances in foreign currencies. The translation of foreign currency cash balances is recorded in the condensed consolidated statements of income in Other Income and (Expense), Net. During the first quarter of 2006, the translation of these cash balances was not material. At March 31, 2006, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso and the euro.

Our earnings were affected by foreign currency gains or losses associated with the U.S. dollar denominated assets and liabilities at Verizon Dominicana.

Other Factors That May Affect Future Results

Recent Developments

Spectrum Purchases

On February 15, 2005, the FCC’s auction of broadband personal communications services licenses ended and Verizon Wireless and Vista PCS, LLC were the highest bidders for 63 licenses totaling approximately $697 million. On May 13, 2005, the licenses won by Verizon Wireless were granted by the FCC. The licenses won by Vista PCS were granted by the FCC during the first quarter of 2006.

Sales of Businesses and Investments

Verizon Dominicana, TELPRI and CANTV

On April 3, 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V., a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. and América Móvil. In those transactions, we agreed to sell our 100% interest in Verizon Dominicana to América Móvil. Also, América Móvil agreed to purchase our 52 percent interest in TELPRI. Additionally, an entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in CANTV. The decision to enter into the agreements occurred subsequent to March 31, 2006. The operations of Verizon Dominicana and TELPRI in our International segment are reported as continuing operations for the first quarter of 2006.

Each transaction is subject to separate regulatory approvals in the various jurisdictions. Each proposed sale is a separate transaction, and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sales of our interests in Verizon Dominicana and CANTV in 2006 and the sale of our interests in TELPRI in 2006 or 2007. While the final purchase price for each of the transactions is subject to adjustment, the aggregate gain or loss on the sales is not expected to be material. Although we anticipate pretax gains on each of the transactions, in the case of Verizon Dominicana, U.S. taxes on previously unremitted earnings that will become payable and be expensed at the time that the transaction closes will likely exceed the amount of the pretax gain.

Information Services

In December 2005, we announced that we would explore divesting Information Services through a spin-off, sale or other strategic transaction. Since this process is still ongoing, Information Services’ results of operations, financial position and cash flows remain in Verizon’s continuing operations.

Telephone Access Lines

We continually consider plans for a reduction in the size of our access line business through a spin-off, sale or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in 2003, for remedial activities likely to take place over the next several years. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remaining remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to the remaining reserve may be necessary. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the other sites requiring remediation.

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

Regulatory and Competitive Trends

Competition and Regulation

Technological, regulatory and market changes have provided Verizon both new opportunities and challenges. These changes have allowed Verizon to offer new types of services in this increasingly competitive market. At the same time, they have allowed other service providers to broaden the scope of their own competitive offerings. Current and potential competitors for network services include other telephone companies, cable companies, wireless service providers, foreign telecommunications providers, satellite providers, electric utilities, Internet service providers, providers of VoIP services, and other companies that offer network services using a variety of technologies. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. Many of our competitors also remain subject to fewer regulatory constraints than Verizon.

We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities.

FCC Regulation

Our services are subject to the jurisdiction of the FCC with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended.

Broadband

The FCC has adopted a series of orders that recognize the competitive nature of the broadband market, and impose lesser regulatory requirements on broadband services and facilities than apply to narrowband. With respect to facilities, the FCC has determined that certain unbundling requirements that apply to narrowband facilities do not apply to broadband facilities such as fiber to the premise loops and packet switches. With respect to services, the FCC has concluded that broadband Internet access services offered by telephone companies and their affiliates qualify as largely deregulated information services. The same order also concluded that telephone companies may offer the underlying broadband transmission services that are used as an input to Internet access services through private carriage arrangements on negotiated commercial terms. In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers when those services are not used for Internet access was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. Both the FCC’s order addressing the appropriate regulatory treatment of broadband Internet access services and the relief obtained through the forbearance petition are the subject of pending appeals.

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

The FCC also has pending before it issues relating to intercarrier compensation for dial-up Internet-bound traffic. The FCC previously found that this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act of 1996. Instead, the FCC established federal rates per minute for this traffic that declined from $.0015 to $.0007 over a three-year period, established caps on the total minutes of this traffic subject to compensation in a state, and required incumbent local exchange carriers to offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. The U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect. The FCC subsequently denied a petition to discontinue the $.0007 rate cap on this traffic, but removed the caps on the total minutes of Internet-bound traffic subject to compensation. That decision is the subject of an appeal by several parties. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

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

•	the timing of the closings of the sales of our Latin American and Caribbean properties; and

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following our business combination with MCI.

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

We completed the merger with MCI on January 6, 2006, at which time MCI became a subsidiary of Verizon. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through March 31, 2006, and believe that the internal controls and procedures of MCI have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former MCI into our internal controls over financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former MCI. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with MCI.

Part II – Other Information

Item 1A. Risk Factors

The following risk factor updates and replaces the second risk factor disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

Unless we are able to take advantage of technological developments in the telecommunications industry on a timely basis, we may experience a decline in a demand for our services or may be unable to implement our business strategy.

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

In addition, we depend upon various key suppliers and vendors to provide us with the equipment that we need to operate our business. These suppliers and vendors may be subject to litigation with respect to technology that we depend on for our service offerings. For example, Verizon Wireless purchases handsets from a number of manufacturers. A key component of all wireless handsets is the chipset, which contains the “intelligence” of the handset. All suppliers of Verizon Wireless’ EV-DO enabled handsets rely on Qualcomm Incorporated for the manufacturing and supplying of EV-DO chipsets. As part of an action against Qualcomm brought before the United States International Trade Commission, Broadcom Corporation is currently seeking a ban on the importation of devices containing Qualcomm’s EV-DO chipsets, relief which if granted would effectively terminate Verizon Wireless’ supply of EV-DO enabled devices. We cannot predict the outcome of that proceeding. Disruption of the supply of Qualcomm EV-DO chipsets to a number of Verizon Wireless’ core suppliers or a ban on importation of handsets that include these chipsets could have a material adverse effect on the availability of handsets to sell to Verizon Wireless customers and could therefore have an adverse impact on its ability to implement its business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the first quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Existing Plans or Programs

January 2006	–	$ –	–	100,000,000
February 2006	1,900,000	32.83	1,900,000	98,100,000
March 2006	9,739,800	34.47	9,739,800	88,360,200

	11,639,800		11,639,800

On January 22, 2004 Verizon’s Board of Directors authorized a common stock repurchase program which authorized total repurchases of up to 80 million common shares and was to expire no later than the close of business on February 28, 2006. On January 19, 2006, the Board of Directors determined that no additional common shares may be purchased under previously authorized programs and gave authorization to repurchase up to 100 million common shares terminating no later than the close of business on February 28, 2008. Under this plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs. Under this plan, Verizon may also, from time to time, enter into a Rule 10b5-1 plan, to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits the company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

10a	Addendum to Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 9, 2006	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett Senior Vice President and Controller (Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 2006.