Form 10-Q
period 2006-06-30
VERIZON COMMUNICATIONS INC
filed 2006-08-04
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

At June 30, 2006, 2,898,723,444 shares of the registrant’s Common Stock were outstanding, after deducting 39,455,950 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2006	2005	2006	2005

Operating Revenues	$22,678	$18,053	$44,736	$35,735

Operating Expenses
Cost of services and sales (exclusive of items shown below)	8,778	6,077	17,367	12,029
Selling, general and administrative expense	6,679	5,110	12,867	10,187
Depreciation and amortization expense	3,630	3,410	7,319	6,786
Sales of businesses, net	–	(530)	–	(530)

Total Operating Expenses	19,087	14,067	37,553	28,472

Operating Income	3,591	3,986	7,183	7,263
Equity in earnings of unconsolidated businesses	171	178	328	371
Other income and (expense), net	60	77	163	202
Interest expense	(590)	(528)	(1,226)	(1,076)
Minority interest	(986)	(711)	(1,854)	(1,321)

Income Before Provision For Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	2,246	3,002	4,594	5,439
Provision for income taxes	(754)	(933)	(1,566)	(1,684)

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	1,492	2,069	3,028	3,755
Income from discontinued operations, net of tax	119	44	257	115
Cumulative effect of accounting change, net of tax	–	–	(42)	–

Net Income	$1,611	$2,113	$3,243	$3,870

Basic Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$.51	$.75	$1.04	$1.36
Income from discontinued operations, net of tax	.04	.02	.09	.04
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net Income	$.55	$.76	$1.11	$1.40

Weighted-average shares outstanding (in millions)	2,910	2,766	2,913	2,768

Diluted Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$.51	$.74	$1.03	$1.34
Income from discontinued operations, net of tax	.04	.02	.09	.04
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net Income	$.55	$.75	$1.11	$1.38

Weighted-average shares outstanding (in millions)	2,949	2,818	2,955	2,819

Dividends declared per common share	$.405	$.405	$.81	$.81

(1)	Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At June 30, 2006	At December 31, 2005

Assets
Current assets
Cash and cash equivalents	$ 1,186	$ 776
Short-term investments	2,075	2,498
Accounts receivable, net of allowances of $1,394 and $1,190	10,451	8,784
Inventories	1,698	1,714
Assets held for sale	3,577	3,336
Prepaid expenses and other	2,289	2,168

Total current assets	21,276	19,276

Plant, property and equipment	200,080	188,278
Less accumulated depreciation	119,083	115,125

	80,997	73,153

Investments in unconsolidated businesses	4,206	4,604
Wireless licenses	48,250	47,781
Goodwill	5,387	392
Other intangible assets, net	5,290	4,193
Other assets	18,437	18,731

Total assets	$ 183,843	$ 168,130

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 10,326	$ 6,688
Accounts payable and accrued liabilities	14,335	12,066
Liabilities related to assets held for sale	2,080	1,865
Other	7,598	5,551

Total current liabilities	34,339	26,170

Long-term debt	32,030	31,569
Employee benefit obligations	19,680	18,198
Deferred income taxes	20,943	22,715
Other liabilities	4,327	3,363

Minority interest	27,745	26,435

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,938,179,394 shares and 2,774,865,381 shares issued)	294	277
Contributed capital	30,381	25,369
Reinvested earnings	16,729	15,905
Accumulated other comprehensive loss	(1,497)	(1,783)
Common stock in treasury, at cost	(1,284)	(353)
Deferred compensation – employee stock ownership plans and other	156	265

Total shareowners’ investment	44,779	39,680

Total liabilities and shareowners’ investment	$ 183,843	$ 168,130

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2006	2005

Cash Flows from Operating Activities
Net Income	$ 3,243	$ 3,870
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	7,319	6,786
Sales of businesses, net	–	(530)
Employee retirement benefits	1,040	815
Deferred income taxes	(663)	(739)
Provision for uncollectible accounts	600	576
Equity in earnings of unconsolidated businesses	(328)	(371)
Cumulative effect of accounting change, net of tax	42	–
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,021)	(1,246)
Other, net	1,053	612

Net cash provided by operating activities – continuing operations	11,285	9,773
Net cash provided by operating activities – discontinued operations	252	139

Net cash provided by operating activities	11,537	9,912

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,311)	(7,538)
Acquisitions, net of cash acquired, and investments	1,471	(4,438)
Proceeds from disposition of businesses	–	1,326
Net change in short-term investments	1,026	534
Other, net	404	(689)

Net cash used in investing activities – continuing operations	(5,410)	(10,805)
Net cash used in investing activities – discontinued operations	(76)	(117)

Net cash used in investing activities	(5,486)	(10,922)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,971	8
Repayments of long-term borrowings and capital lease obligations	(8,689)	(1,947)
Increase in short-term obligations, excluding current maturities	2,585	4,397
Dividends paid	(2,365)	(2,188)
Proceeds from sale of common stock	69	32
Purchase of common stock for treasury	(1,009)	(194)
Other, net	(27)	39

Net cash provided by (used in) financing activities – continuing operations	(5,465)	147
Net cash used in financing activities – discontinued operations	(176)	(22)

Net cash provided by (used in) financing activities	(5,641)	125

Increase (decrease) in cash and cash equivalents	410	(885)
Cash and cash equivalents, beginning of period	776	2,290

Cash and cash equivalents, end of period	$ 1,186	$ 1,405

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

On April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helu to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005, until the closing of the purchase of those shares. The transaction closed on May 17, 2005. The total cash payment was $1,121 million and the investment was accounted for as a cost investment. No payments were made under a provision that required Verizon to pay an additional amount at the end of one year to the extent that the price of Verizon’s common stock exceeded $35.52 per share. We received the special dividend of $5.60 per MCI share on these 43.4 million MCI shares, or $243 million, on October 27, 2005.

Under the terms of the merger agreement, MCI shareholders received .5743 shares of Verizon common stock ($5,050 million in the aggregate) and cash of $2.738 ($779 million in the aggregate) for each of their MCI shares. The merger consideration was equal to $20.40 per MCI share, excluding the $5.60 per share special dividend paid by MCI to its shareholders on October 27, 2005. There was no purchase price adjustment.

The merger was accounted for using the purchase method in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS No. 141), and the aggregate transaction value was $6,889 million, consisting of the cash and common stock issued at closing ($5,829 million), the consideration for the shares acquired from the Carlos Slim Helu entities, net of the special dividend paid by MCI ($973 million) and closing and other direct merger-related costs, including financial advisory, legal and accounting services. The number of shares issued was based on the “Average Parent Stock Price,” as defined in the merger agreement. The consolidated financial statements include the results of MCI’s operations from the date of the close of the merger.

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

As a result of the preliminary allocation of the cost of the merger, we recorded the assets acquired and liabilities assumed from MCI at their respective fair values as of the close of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation and physical counts of property, plant and equipment, deferred taxes, the resolution of pre-acquisition tax and other contingencies, exiting certain contractual arrangements and the expected plans to rationalize the combined workforce. The valuations will be finalized within 12 months of the close of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable intangible assets acquired and goodwill.

The following table summarizes the current preliminary allocation of the cost of the merger to the assets acquired, including cash of $2,361 million, and liabilities assumed as of the close of the merger. Certain of the amounts in the following table have been revised since the initial allocation to reflect information that has since become available. These amounts will likely continue to change until the valuation is finalized.

(Dollars in Millions)

Assets acquired
Current assets	$5,911
Property, plant & equipment	6,462
Intangible assets subject to amortization
Customer relationships	1,162
Rights of way and other	202
Deferred income taxes and other assets	1,780
Goodwill	5,021

Total assets acquired	20,538

Liabilities assumed
Current liabilities	5,959
Long-term debt	6,169
Deferred income taxes and other non-current liabilities	1,521

Total liabilities assumed	13,649

Purchase price	$6,889

The goodwill resulting from the merger with MCI was assigned to the Wireline segment, which includes the operations of the former MCI. The customer relationships are being amortized on a straight-line basis over 3-8 years based on whether the relationship is with a consumer or a business customer since this correlates to the pattern in which the economic benefits are expected to be realized.

In connection with the merger, we recorded $168 million of severance and severance-related costs and $347 million of contract termination costs in the above allocation of the cost of the merger in accordance with the Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to pay the severance and severance-related costs and $72 million of contract termination costs in 2006 and the remaining costs will be paid over the remaining contract periods through 2009. The following table summarizes the obligations recognized in connection with the MCI merger and the activity to date:

(Dollars in Millions)	Beginning Balance	Payments	Other Increases (Decreases)	Ending Balance

Severance costs and contract termination costs	$ 459	$ (48)	$ 56	$ 467

Pro Forma Information

The following unaudited pro forma consolidated results of operations assume that the MCI merger was completed as of January 1 for the periods shown below:

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in Millions, Except Per Share Amounts)	2005	2006	2005

Revenues	$ 22,221	$ 44,963	$ 44,160
Income before discontinued operations and cumulative effect of accounting change	$ 2,190	$ 3,028	$ 3,833
Net income	$ 2,231	$ 3,243	$ 4,034

Basic earnings per common share:
Income before discontinued operations and cumulative effect of accounting change	$ .75	$ 1.04	$ 1.31
Net income	$ .76	$ 1.11	$ 1.38

Diluted earnings per common share:
Income before discontinued operations and cumulative effect of accounting change	$ .74	$ 1.03	$ 1.29
Net income	$ .75	$ 1.11	$ 1.36

The unaudited pro forma information presents the combined operating results of Verizon and the former MCI, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between Verizon and the former MCI; the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the elimination of merger expenses incurred by the former MCI; the elimination of the loss on the early redemption of MCI’s debt; the adjustment of interest expense reflecting the redemption of all of MCI’s debt and the replacement of that debt with $4 billion of new debt issued in February 2006 at Verizon’s weighted average borrowing rate; and to reflect the impact of income taxes on the pro forma adjustments utilizing Verizon’s statutory tax rate of 40%. The unaudited pro forma results for the six months ended June 30, 2005 include $86 million, or 3 cents per diluted share, and ($3) million during the second quarter of 2005 for discontinued operations that were sold by MCI during the first quarter of 2005.

The unaudited pro forma consolidated basic and diluted earnings per share for the three and six months ended June 30, 2006 and the three months ended June 30, 2005 are based on the consolidated basic and diluted weighted average shares of Verizon and the former MCI. The historical basic and diluted weighted average shares of the former MCI were converted for the actual number of shares issued upon the closing of the merger.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the merger; however, there can be no assurance that these cost savings will be achieved. Cost savings, if achieved, could result from, among other things, the reduction of overhead expenses, including employee levels and the elimination of duplicate facilities and capital expenditures. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

3.    Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. The impact to Verizon primarily resulted from Verizon Wireless, for which we recorded a $42 million cumulative effect of accounting change as of January 1, 2006, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability for Value Appreciation Rights (VARs) of the Verizon Wireless joint venture, at fair value utilizing a Black-Scholes model.

Previously, effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation using the prospective method (as permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure) for all new awards granted, modified or settled after January 1, 2003.

Verizon Communications Long Term Incentive Plan

The Verizon Communications Long Term Incentive Plan (the “Plan”), effective January 1, 2001, permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance share units and other awards. The maximum number of shares for awards is 200 million.

Restricted Stock Units

The Plan provides for grants of restricted stock units (RSUs) that vest at the end of the third year of the grant. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock.

Included in Verizon’s stock-based compensation expense in the second quarter of 2006 and for the six months ended June 30, 2006 is a portion of the cost related to restricted stock granted in 2006, 2005 and 2004.

Changes in Verizon’s Restricted Stock Units outstanding for the six months ended June 30, 2006 were as follows:

(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding restricted stock units at beginning of year	6,869	$ 36.12
Granted	7,875	31.69
Cancellations/Forfeitures	(278)	35.71

Outstanding restricted stock units, June 30, 2006	14,466	$ 33.71

Performance Share Units

The Plan also provides for grants of performance share units (PSU) that vest at the end of the third year of the grant. The 2006, 2005 and 2004 performance share units will be paid in cash upon vesting. The 2003 PSUs were paid out in February 2006 in Verizon shares.

The target award is determined at the beginning of the period and can increase (to a maximum 200% of the target) or decrease (to zero) based on a key performance measure, Total Shareholder Return (TSR). At the end of the period, the PSU payment is determined by comparing Verizon’s TSR to the TSR of a predetermined peer group and the S&P 500 companies. All payments are subject to approval by the Board’s Compensation Committee. The PSUs are classified as liability awards because the PSU awards will be paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock as well as Verizon’s TSR relative to the peer group’s TSR and S&P 500 TSR.

Changes in Verizon’s Performance Share Units outstanding for the six months ended June 30, 2006 were as follows:

(Shares in thousands)	Performance Share Units	Weighted Average Grant-Date Fair Value

Outstanding performance share units at beginning of period	19,091	$ 36.84
Granted	12,008	31.76
Payments	(3,607)	38.54
Cancellations/Forfeitures	(932)	38.04

Outstanding performance share units, June 30, 2006	26,560	$ 34.27

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $705 million and is expected to be recognized over a weighted-average period of approximately 2 years.

MCI Restricted Stock Plan

MCI’s Management Restricted Stock Plan (MRSP) provides for the granting of stock-based compensation to management. Following the acquisition by Verizon on January 6, 2006, awards outstanding under the MRSP were converted into 3,456,108 shares of Verizon common stock in accordance with the Merger Agreement. MCI has not issued new MRSPs since February 2005.

Changes in the MRSP’s restricted stock outstanding for the six months ended June 30, 2006 were as follows:

(Shares in thousands)	Restricted Stock	Weighted Average Grant-Date Fair Value

Outstanding restricted stock at beginning of year	–	$ –
Acquisition by Verizon	3,456	30.75
Payments	(2,199)	30.75
Cancellations/Forfeitures	(19)	30.75

Outstanding restricted stock, June 30, 2006	1,238	$ 30.75

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the MRSP restricted stock was approximately $18 million and is expected to be recognized over a weighted-average period of approximately 2 years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Wireless Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Cellco Partnership, d.b.a. Verizon Wireless (the “Partnership”). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) are granted to eligible employees. The aggregate number of VARs that may be issued under the Wireless Plan is approximately 343 million. The Company has not issued new VARs since 2004.

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

With the adoption of SFAS No. 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. The following table summarizes the assumptions used in the model during the three and six months ended June 30, 2006:

Ranges

Risk-free rate	4.7% - 5.2%
Expected term (in years)	1.5 - 3.5
Expected volatility	17.6% - 22.3%
Expected dividend yield	n/a

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

Changes in the VARs outstanding for the six months ended June 30, 2006 were as follows:

(Shares in thousands)	VARs	Weighted Average Grant-Date Fair Value

Outstanding rights at beginning of year	108,923	$ 17.12
Exercised	(4,196)	12.75
Cancellations/Forfeitures	(4,121)	25.44

Outstanding rights, June 30, 2006	100,606	$ 16.96

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the VARs was approximately $126 million and is expected to be recognized over a weighted-average period of approximately one year.

Other Stock-Based Compensation Expense

After-tax compensation expense for other stock based compensation including RSUs, PSUs, MRSPs and VARs described above included in net income as reported for the three and six months ended June 30, 2006 was $141 million and $246 million, respectively. For the three and six months ended June 30, 2005, after-tax compensation expense for other stock based compensation was $78 million and $199 million, respectively.

Stock Options

The Verizon Long Term Incentive Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon Stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004.

Included in Verizon’s stock-based compensation expense for the six months ended June 30, 2006 is the applicable portion of the cost related to 2003 stock option grants. The stock options granted before 2003 were fully vested as of the beginning of 2005.

Changes in Verizon’s stock options outstanding for the six months ended June 30, 2006 were as follows:

(Shares in thousands)	Stock Options	Weighted Average Exercise Price

Options outstanding, beginning of year	250,976	$ 47.62
Exercised	(237)	31.98
Cancelled	(15,312)	42.50

Options outstanding, June 30, 2006	235,427	$ 47.97

Options exercisable, June 30, 2006	230,679	$ 48.20

The weighted average remaining contractual term was 4.3 years for stock options outstanding and exercisable as of June 30, 2006. The total intrinsic value was approximately $5 million for stock options outstanding and exercisable as of June 30, 2006. The total intrinsic value for stock options exercised during the six months ended June 30, 2006 was approximately $0.4 million. The total intrinsic value for stock options exercised during the six months ended June 30, 2005 was approximately $4 million.

For the three and six months ended June 30, 2006, the amount of cash received from the exercise of stock options was approximately $1 million and $7 million, respectively, and the related tax benefits for the six months ended June 30, 2006 were approximately $0.2 million. For the three and six months ended June 30, 2005, the amount of cash received from the exercise of stock options was approximately $6 million and $27 million, respectively, and the related tax benefits were approximately $0.3 million and $2 million, respectively.

For the three and six months ended June 30, 2006, after-tax compensation expense for stock options was $7 million and $18 million, respectively. For the three and six months ended June 30, 2005, after-tax compensation expense for stock options was $13 million and $30 million, respectively.

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of stock options was approximately $24 million and is expected to be recognized over the next nine months.

4.    Strategic Actions

Merger Integration Costs

During the three and six months ended June 30, 2006, we recorded pretax charges of $76 million ($48 million after-tax) and $132 million ($83 million after-tax), respectively related to integration costs associated with the MCI merger that closed on January 6, 2006. These costs are primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities. There were no similar charges incurred during the comparable periods in 2005.

Facility and Employee-Related Items

During the three and six months ended June 30, 2006, we recorded pretax charges of $45 million ($29 million after-tax) and $90 million ($57 million after-tax), respectively in connection with the relocation of several functions to Verizon Center. There were no similar charges incurred during the comparable periods in 2005.

During the second quarter of 2006, we recorded a pretax charge of $300 million ($186 million after-tax) for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom will be terminated during the third and fourth quarters of 2006. There were no similar charges incurred during the comparable periods in 2005.

Tax Matters

As a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million related to capital losses incurred in previous years.

Also during the second quarter of 2005, we recorded a net tax provision of $232 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable federal income tax rate in connection with the repatriation of foreign earnings, in certain circumstances. Two of Verizon’s foreign investments repatriated earnings resulting in income taxes of $355 million, partially offset by a tax benefit of $123 million. There were no similar items incurred during the comparable periods in 2006.

5.    Discontinued Operations and Sales of Businesses, Net

Discontinued Operations

Verizon Dominicana C. por A. and Telecomunicaciones de Puerto Rico, Inc.

During the second quarter of 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (América Móvil), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (Telmex) and América Móvil. We have agreed to sell our 100 percent interest in Verizon Dominicana C. por A. (Verizon Dominicana) and our 52 percent interest in Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to América Móvil. An entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in Compañía Anónima Nacional Teléfonos de Venezuela (CANTV).

Upon closing, the transactions are expected to result in pretax proceeds of approximately $3,700 million, prior to purchase price adjustments as defined in the sale agreements, in exchange for the assets and liabilities, including the outstanding debt of Verizon Dominicana and TELPRI, as well as our investment in CANTV. Each transaction is subject to separate regulatory approvals and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sales of our interests in Verizon Dominicana, CANTV and TELPRI in 2006 or 2007. While the final purchase price for each of the transactions is subject to adjustment, the aggregate gain or loss on the three transactions is not expected to be material. Although we anticipate pretax gains on each of the transactions, in the case of Verizon Dominicana, taxes that will become payable and be recorded at the time that the transaction closes will likely exceed the amount of the pretax gain. In addition, the government tax authority in the Dominican Republic has issued an assessment of proposed capital gains tax in connection with the transaction. We believe that the assessment is without merit, we have filed an appeal and we intend to contest it vigorously. We are unable to predict the ultimate outcome of this proceeding.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the results of operations of Verizon Dominicana and TELPRI as discontinued operations in the unaudited condensed consolidated statements of income. In addition, the assets and liabilities of Verizon Dominicana and TELPRI are aggregated and disclosed as current assets and current liabilities in the unaudited condensed consolidated balance sheets. Our investment in CANTV continues to be accounted for as an equity method investment in continuing operations. Additional detail related to the assets and liabilities of Verizon Dominicana and TELPRI are as follows:

(Dollars in Millions)	At June 30, 2006	At December 31, 2005

Current assets	$ 467	$ 508
Plant, property and equipment, net	2,164	2,152
Other non-current assets	946	676

Total assets	$ 3,577	$ 3,336

Current liabilities	$ 377	$ 758
Long-term debt	575	300
Other non-current liabilities	1,128	807

Total liabilities	$ 2,080	$ 1,865

Related to the assets and liabilities above is $879 million and $897 million included as Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, respectively, comprised of foreign currency translation adjustments and minimum pension liability adjustments.

Income from discontinued operations, net of tax presented in the Condensed Consolidated Statements of Income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005

Operating Revenues	$ 529	$ 516	$ 1,215	$ 1,014

Income from operations	197	92	400	191
Provision for income taxes	(78)	(48)	(143)	(76)

Income from discontinued operations, net of tax	$ 119	$ 44	$ 257	$ 115

Sales of Businesses, Net

Verizon Hawaii Inc.

During the second quarter of 2005, we recorded a pretax gain of $530 million ($336 million after-tax) related to the sale of our wireline and directory businesses in Hawaii, including Verizon Hawaii Inc. which operated approximately 700,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select Services Inc. in Hawaii, to an affiliate of The Carlyle Group.

6.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2006, were as follows:

(Dollars in Millions)	Wireline	Information Services	Total

Balance at December 31, 2005	$315	$77	$392
Acquisitions	5,021	–	5,021
Goodwill reclassifications and other	(19)	(7)	(26)

Balance at June 30, 2006	$5,317	$70	$5,387

Other Intangible Assets

The major components and average useful lives of our other intangible assets follow:

	At June 30, 2006		At December 31, 2005
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists and relationships (3 to 8 years)	$ 1,290	$ 187	$ 3,436	$ 3,279
Non-network internal-use software (1 to 7 years)	7,775	3,803	7,377	3,365
Other (1 to 25 years)	229	14	27	3

Total	$ 9,294	$ 4,004	$ 10,840	$ 6,647

Unamortized intangible assets:
Wireless licenses	$ 48,250		$ 47,781

Customer lists and relationships of $3,313 million were fully amortized and written-off during the second quarter of 2006. Amortization expense was $338 million and $790 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, amortization expense was $372 million and $735 million, respectively. It is estimated to be $668 million for the remainder of 2006, $1,137 million in 2007, $978 million in 2008, $779 million in 2009 and $573 million in 2010.

7.    Debt

Redemption of Debt Assumed in Merger

On January 17, 2006, Verizon announced offers to purchase two series of MCI senior notes, MCI $1,983 million aggregate principal amount of 6.688% Senior Notes Due 2009 and MCI $1,699 million aggregate principal amount of 7.735% Senior Notes Due 2014, at 101% of their par value. Due to the change in control of MCI that occurred in connection with the merger with Verizon on January 6, 2006, Verizon was required to make this offer to noteholders within 30 days of the closing of the merger. Noteholders tendered $165 million of the 6.688% Senior Notes. Separately, Verizon notified noteholders that MCI was exercising its right to redeem both series of Senior Notes prior to maturity under the optional redemption procedures provided in the indentures. The 6.688% Notes were redeemed on March 1, 2006, and the 7.735% Notes were redeemed on February 16, 2006.

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

Other Debt Redemptions/Prepayments

During the second quarter of 2006, we redeemed/prepaid several debt issuances, including: Verizon North Inc. $200 million 7.625% Series C debentures due May 15, 2026; Verizon Northwest Inc. $175 million 7.875% Series B debentures due June 1, 2026; Verizon South Inc. $250 million 7.5% Series D debentures due March 15, 2026; Verizon California Inc. $25 million 9.41% Series W first mortgage bonds due 2014; Verizon California Inc. $30 million 9.44% Series X first mortgage bonds due 2015; Verizon Northwest Inc. $3 million 9.67% Series HH first mortgage bonds due 2010 and Contel of the South Inc. $14 million 8.159% Series GG first mortgage bonds due 2018. The gain/(loss) from these retirements was immaterial.

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5,442 million in principal amount at maturity of zero-coupon convertible notes due 2021 which were callable by Verizon on or after May 15, 2006. On May 15, 2006, we redeemed the remaining $1,375 million accreted principal of the remaining outstanding zero-coupon convertible notes at a redemption price of $639.76 per $1,000 principal plus interest of approximately $0.5767 per $1,000 principal. The total payment on the date of redemption was approximately $1,377 million.

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

In addition, Verizon Global Funding had guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. In connection with the merger of Verizon Global Funding into Verizon, Verizon has assumed this guarantee. As of June 30, 2006, $2,950 million principal amount of these obligations remained outstanding.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of June 30, 2006, $92 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 12 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

8.     Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005

Net Income	$ 1,611	$ 2,113	$ 3,243	$ 3,870
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	167	(374)	246	(545)
Unrealized gain on net investment hedge	–	2	–	2
Unrealized derivative gains on cash flow hedges	1	1	13	3
Unrealized gains (losses) on marketable securities	(10)	(20)	14	(19)
Minimum pension liability adjustment	–	–	13	(1)

	158	(391)	286	(560)

Total Comprehensive Income	$ 1,769	$ 1,722	$ 3,529	$ 3,310

The unrealized foreign currency translation gain in 2006 is primarily driven by the appreciation in the functional currency on our investment in Vodafone Omnitel N.V. (Vodafone Omnitel). The unrealized foreign currency translation loss in 2005 was primarily driven by a decline in the functional currencies on our investments in Vodafone Omnitel and CANTV.

During the third quarter of 2005, we entered into interest rate derivatives to limit our exposure to interest rate changes. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and related amendments and interpretations, changes in fair value of these cash flow hedges due to interest rate fluctuations were recognized in Accumulated Other Comprehensive Loss. Also, during the second quarter of 2005, we entered into a zero cost euro collar to hedge a portion of our net investment in Vodafone Omnitel. In accordance with the provisions of SFAS No. 133, changes in the fair value of this contract due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the impact of foreign currency changes on the value of our net investment in the operation being hedged. As of June 30, 2006, our positions in the interest rate derivatives and the zero cost euro collar have been settled.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At June 30, 2006	At December 31, 2005

Foreign currency translation adjustments	$ (621)	$ (867)
Unrealized gains on net investment hedges	2	2
Unrealized derivative losses on cash flow hedges	(14)	(27)
Unrealized gains on marketable securities	24	10
Minimum pension liability adjustment	(888)	(901)

Accumulated other comprehensive loss	$ (1,497)	$ (1,783)

9.     Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)	2006	2005	2006	2005

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,492	$2,069	$3,028	$3,755
Income from discontinued operations, net of tax	119	44	257	115
Cumulative effect of accounting change, net of tax	–	–	(42)	–

Net income	$1,611	$2,113	$3,243	$3,870

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,492	$2,069	$3,028	$3,755
After-tax minority interest expense related to exchangeable equity interest	8	7	16	14
After-tax interest expense related to zero-coupon convertible notes	4	7	11	14

Income before discontinued operations and cumulative effect of accounting change – after assumed conversion of dilutive securities	1,504	2,083	3,055	3,783
Income from discontinued operations, net of tax	119	44	257	115
Cumulative effect of accounting change, net of tax	–	–	(42)	–

Net income after assumed conversion of dilutive securities	$1,623	$2,127	$3,270	$3,898

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,910	2,766	2,913	2,768

Income before discontinued operations and cumulative effect of accounting change	$.51	$.75	$1.04	$1.36
Income from discontinued operations, net of tax	.04	.02	.09	.04
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net income	$.55	$.76	$1.11	$1.40

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,910	2,766	2,913	2,768

Effect of dilutive securities:
Stock options	1	6	1	5
Exchangeable equity interest	29	29	29	29
Zero-coupon convertible notes	9	17	12	17

Weighted-average shares outstanding – diluted	2,949	2,818	2,955	2,819

Income before discontinued operations and cumulative effect of accounting change	$.51	$.74	$1.03	$1.34
Income from discontinued operations, net of tax	.04	.02	.09	.04
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net income	$.55	$.75	$1.11	$1.38

(1)	Total per share amounts may not add due to rounding.

Stock options for 233 million shares for the three and six months ended June 30, 2006, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock. For the three and six months ended June 30, 2005, the number of shares not included in the computation of diluted earnings per share were 253 million and 249 million, respectively.

The zero coupon convertible notes were retired on May 15, 2006.

10.     Segment Information

As a result of reaching definitive agreements to sell our interests in Verizon Dominicana, TELPRI and CANTV, which were included in the International segment, the operations of Verizon Dominicana and TELPRI are reported as discontinued operations and assets held for sale, while CANTV continues to be accounted for as an equity method investment. Accordingly, we now have three reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include: Wireline – including the operations of the former MCI, consisting of Verizon Telecom’s telephone operations that provide telephone services, including voice, broadband, data, network access, long distance, video, and other services to consumer and small business customers and carriers and Verizon Business, which provides a broad range of telecommunications and next-generation IP network services globally to medium and large businesses and government customers; Domestic Wireless – primarily representing the operations of the Verizon Wireless joint venture with Vodafone Group Plc (Vodafone), that provides domestic wireless products and services, including wireless voice and data services and equipment sales across the United States; and Information Services – representing our directory publishing businesses and electronic commerce services.

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

The following table provides operating financial information for our three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005

External Operating Revenues
Wireline	$12,511	$9,193	$24,744	$18,338
Domestic Wireless	9,227	7,825	18,023	15,224
Information Services	802	870	1,639	1,751

Total segments	22,540	17,888	44,406	35,313
Reconciling items	138	165	330	422

Total consolidated – reported	$22,678	$18,053	$44,736	$35,735

Intersegment Revenues
Wireline	$269	$252	$520	$474
Domestic Wireless	35	21	52	40
Information Services	–	–	–	–

Total segments	304	273	572	514
Reconciling items	(304)	(273)	(572)	(514)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireline	$12,780	$9,445	$25,264	$18,812
Domestic Wireless	9,262	7,846	18,075	15,264
Information Services	802	870	1,639	1,751

Total segments	22,844	18,161	44,978	35,827
Reconciling items	(166)	(108)	(242)	(92)

Total consolidated – reported	$22,678	$18,053	$44,736	$35,735

Operating Income
Wireline	$1,226	$1,200	$2,306	$2,454
Domestic Wireless	2,374	1,782	4,489	3,322
Information Services	367	406	771	828

Total segments	3,967	3,388	7,566	6,604
Reconciling items	(376)	598	(383)	659

Total consolidated – reported	$3,591	$3,986	$7,183	$7,263

Segment Income
Wireline	$486	$459	$807	$963
Domestic Wireless	729	517	1,360	950
Information Services	229	255	479	519

Total segment income	1,444	1,231	2,646	2,432
Reconciling items	167	882	597	1,438

Total consolidated net income – reported	$1,611	$2,113	$3,243	$3,870

(Dollars in Millions)	At June 30, 2006	At December 31, 2005

Assets
Wireline	$ 91,962	$ 75,188
Domestic Wireless	77,507	76,729
Information Services	1,488	1,525

Total segments	170,957	153,442
Reconciling items	12,886	14,688

Total consolidated	$ 183,843	$ 168,130

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005

Total Operating Revenues
Hawaii operations	$–	$53	$–	$202
Corporate, eliminations and other	(166)	(161)	(242)	(294)

	$(166)	$(108)	$(242)	$(92)

Operating Income
Severance costs (see Note 4)	$(300)	$–	$(300)	$–
Verizon Center relocation costs (see Note 4)	(45)	–	(90)	–
Merger integration costs (see Note 4)	(76)	–	(132)	–
Hawaii operations	–	20	–	78
Sales of businesses, net (see Note 5)	–	530	–	530
Corporate and other	45	48	139	51

	$(376)	$598	$(383)	$659

Net Income
Debt extinguishment costs (see Note 7)	$–	$–	$(16)	$–
Severance costs (see Note 4)	(186)	–	(186)	–
Verizon Center relocation costs (see Note 4)	(29)	–	(57)	–
Merger integration costs (see Note 4)	(48)	–	(83)	–
Cumulative effect of accounting change (see Note 3)	–	–	(42)	–
Sales of businesses, net (see Note 5)	–	336	–	336
Tax benefits (see Note 4)	–	242	–	242
Tax on repatriated earnings (see Note 4)	–	(232)	–	(232)
Income from discontinued operations, net of tax (see Note 5)	119	44	257	115
Corporate and other	311	492	724	977

	$167	$882	$597	$1,438

Financial information for Wireline and Information Services excludes the effects of Hawaii access lines and directory operations sold in the second quarter of 2005.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, primarily Omnitel and CANTV, lease financing, and asset impairments and expenses that are not allocated in assessing segment performance due to their non-recurring nature.

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

Net Periodic Cost

The following tables summarize the benefit costs related to our pension and postretirement health care and life insurance plans:

	(Dollars in Millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2006	2005	2006	2005

Service cost	$182	$174	$91	$91
Interest cost	509	499	380	371
Expected return on plan assets	(803)	(818)	(83)	(88)
Amortization of prior service cost	11	10	91	74
Actuarial loss, net	45	26	74	63

Net periodic benefit (income) cost	(56)	(109)	553	511

Termination benefits	38	–	11	–
Termination benefits – Hawaii operations sold	–	8	–	–
Settlement loss – Hawaii operations sold	–	80	–	–
Curtailment loss – Hawaii operations sold	–	6	–	–

Total (income) cost	$(18)	$(15)	$564	$511

	(Dollars in Millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2006	2005	2006	2005

Service cost	$364	$351	$182	$182
Interest cost	1,017	1,000	760	742
Expected return on plan assets	(1,606)	(1,639)	(166)	(176)
Amortization of prior service cost	22	21	180	144
Actuarial loss, net	90	62	148	128

Net periodic benefit (income) cost	(113)	(205)	1,104	1,020

Termination benefits	38	–	11	–
Termination benefits – Hawaii operations sold	–	8	–	–
Settlement loss – Hawaii operations sold	–	80	–	–
Curtailment loss – Hawaii operations sold	–	6	–	–

Total (income) cost	$(75)	$(111)	$1,115	$1,020

The termination benefits, settlement loss and curtailment loss amounts pertaining to the Hawaii operations sold were recorded in Sales of Businesses, Net.

Employer Contributions

In 2006, based on the funded status of the plans at December 31, 2005, we anticipate contributions of $1 million to our qualified pension trust, $144 million to our nonqualified pension plans and $1,154 million to our other postretirement benefit plans. During the three months ended June 30, 2006, we made no contributions to our qualified pension trusts, and contributed $25 million to our nonqualified pension plans and $358 million to our other postretirement benefit plans. During the six months ended June 30, 2006, we made no contributions to our qualified pension trusts, and contributed $70 million to our nonqualified pension plans and $669 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2006 is based on current regulations, including continued pension funding relief. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2005 continue to be accurate.

Severance Benefits

During the three and six months ended June 30, 2006, we paid severance benefits of $69 million and $151 million, respectively. At June 30, 2006, we had a remaining severance liability of $791 million, which includes future contractual payments to employees separated, or to be separated within 12 months, as of June 30, 2006.

12.	Guarantees of Operating Subsidiary Debt

Verizon has guaranteed the obligations of the following two wholly-owned operating subsidiaries: $480 million 7% debentures series B, due 2042 issued by Verizon New England Inc. and $300 million 7% debentures series F issued by Verizon South Inc. due 2041. These guarantees are full and unconditional and would require Verizon to make scheduled payments immediately if either of the two subsidiaries failed to do so. Both of these securities were issued in denominations of $25 and were sold primarily to retail investors and are listed on the New York Stock Exchange. SEC rules permit us to include condensed consolidating financial information for these two subsidiaries in our periodic SEC reports rather than filing separate subsidiary periodic SEC reports.

Below is the condensed consolidating financial information. Verizon New England and Verizon South are presented in separate columns. The column labeled Parent represents Verizon’s investments in all of its subsidiaries under the equity method and the Other column represents all other subsidiaries of Verizon on a combined basis. The Adjustments column reflects intercompany eliminations.

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$1,013	$215	$21,641	$(191)	$22,678
Operating expenses	87	932	160	18,099	(191)	19,087

Operating income (loss)	(87)	81	55	3,542	–	3,591
Equity in earnings of unconsolidated businesses	1,579	4	–	(226)	(1,186)	171
Other income and (expense), net	435	2	10	13	(400)	60
Interest expense	(348)	(47)	(15)	(187)	7	(590)
Minority interest	–	–	–	(986)	–	(986)

Income before provision for income taxes and discontinued operations	1,579	40	50	2,156	(1,579)	2,246
Income tax benefit (provision)	32	(13)	(19)	(754)	–	(754)

Income before discontinued operations and cumulative effect of accounting change	1,611	27	31	1,402	(1,579)	1,492
Income from discontinued operations, net of tax	–	–	–	119	–	119

Net income	$1,611	$27	$31	$1,521	$(1,579)	$1,611

Condensed Consolidating Statements of Income Six Months Ended June 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$1,951	$428	$42,731	$(374)	$44,736
Operating expenses	92	1,806	320	35,709	(374)	37,553

Operating income (loss)	(92)	145	108	7,022	–	7,183
Equity in earnings of unconsolidated businesses	3,133	7	–	(345)	(2,467)	328
Other income and (expense), net	731	4	13	95	(680)	163
Interest expense	(552)	(91)	(31)	(566)	14	(1,226)
Minority interest	–	–	–	(1,854)	–	(1,854)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	3,220	65	90	4,352	(3,133)	4,594
Income tax benefit (provision)	23	(20)	(34)	(1,535)	–	(1,566)

Income before discontinued operations and cumulative effect of accounting change	3,243	45	56	2,817	(3,133)	3,028
Income from discontinued operations, net of tax	–	–	–	257	–	257
Cumulative effect of accounting change, net of tax	–	–	–	(42)	–	(42)

Net income	$3,243	$45	$56	$3,032	$(3,133)	$3,243

Condensed Consolidating Statements of Income Three Months Ended June 30, 2005
(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$979	$227	$16,962	$(115)	$18,053
Operating expenses	(25)	895	170	13,142	(115)	14,067

Operating income	25	84	57	3,820	–	3,986
Equity in earnings of unconsolidated businesses	1,885	7	–	74	(1,788)	178
Other income and (expense), net	129	1	1	47	(101)	77
Interest expense	(13)	(43)	(16)	(460)	4	(528)
Minority interest	–	–	–	(711)	–	(711)

Income before provision for income taxes and discontinued operations	2,026	49	42	2,770	(1,885)	3,002
Income tax benefit (provision)	87	(15)	(16)	(989)	–	(933)

Income before discontinued operations	2,113	34	26	1,781	(1,885)	2,069
Income from discontinued operations, net of tax	–	–	–	44	–	44

Net income	$2,113	$34	$26	$1,825	$(1,885)	$2,113

Condensed Consolidating Statements of Income Six Months Ended June 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$–	$1,952	$456	$33,548	$(221)	$35,735
Operating expenses	(2)	1,758	338	26,599	(221)	28,472

Operating income	2	194	118	6,949	–	7,263
Equity in earnings of unconsolidated businesses	3,486	15	–	156	(3,286)	371
Other income and (expense), net	235	2	2	170	(207)	202
Interest expense	(18)	(85)	(32)	(948)	7	(1,076)
Minority interest	–	–	–	(1,321)	–	(1,321)

Income before provision for income taxes and discontinued operations	3,705	126	88	5,006	(3,486)	5,439
Income tax benefit (provision)	165	(40)	(34)	(1,775)	–	(1,684)

Income before discontinued operations	3,870	86	54	3,231	(3,486)	3,755
Income from discontinued operations, net of tax	–	–	–	115	–	115

Net income	$3,870	$86	$54	$3,346	$(3,486)	$3,870

Condensed Consolidating Balance Sheets At June 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$–	$–	$–	$1,186	$–	$1,186
Short-term investments	–	137	20	1,918	–	2,075
Accounts receivable, net	8	769	115	10,518	(959)	10,451
Other current assets	28,548	156	35	7,363	(28,538)	7,564

Total current assets	28,556	1,062	170	20,985	(29,497)	21,276
Plant, property and equipment, net	1	6,166	1,143	73,687	–	80,997
Investments in unconsolidated businesses	40,471	116	–	6,795	(43,176)	4,206
Other assets	624	425	393	76,152	(230)	77,364

Total assets	$69,652	$7,769	$1,706	$177,619	$(72,903)	$183,843

Debt maturing within one year	$6,984	$321	$291	$31,526	$(28,796)	$10,326
Other current liabilities	2,692	1,049	163	20,810	(701)	24,013

Total current liabilities	9,676	1,370	454	52,336	(29,497)	34,339
Long-term debt	14,661	2,562	416	14,621	(230)	32,030
Employee benefit obligations	352	1,983	253	17,092	–	19,680
Deferred income taxes	172	465	212	20,094	–	20,943
Other liabilities	12	131	26	4,158	–	4,327
Minority interest	–	–	–	27,745	–	27,745
Total shareowners’ investment	44,779	1,258	345	41,573	(43,176)	44,779

Total liabilities and shareowners’ investment	$69,652	$7,769	$1,706	$177,619	$(72,903)	$183,843

Condensed Consolidating Balance Sheets At December 31, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$–	$–	$–	$776	$–	$776
Short-term investments	–	216	32	2,250	–	2,498
Accounts receivable, net	20	910	142	9,042	(1,330)	8,784
Other current assets	9,365	166	185	6,999	(9,497)	7,218

Total current assets	9,385	1,292	359	19,067	(10,827)	19,276
Plant, property and equipment, net	1	6,146	1,158	65,848	–	73,153
Investments in unconsolidated businesses	32,593	116	–	10,017	(38,122)	4,604
Other assets	532	472	390	69,933	(230)	71,097

Total assets	$42,511	$8,026	$1,907	$164,865	$(49,179)	$168,130

Debt maturing within one year	$22	$471	$–	$15,999	$(9,804)	$6,688
Other current liabilities	2,511	1,049	176	16,769	(1,023)	19,482

Total current liabilities	2,533	1,520	176	32,768	(10,827)	26,170
Long-term debt	92	2,702	901	28,104	(230)	31,569
Employee benefit obligations	205	1,892	254	15,847	–	18,198
Deferred income taxes	–	537	220	21,958	–	22,715
Other liabilities	1	146	27	3,189	–	3,363
Minority interest	–	–	–	26,435	–	26,435
Total shareowners’ investment	39,680	1,229	329	36,564	(38,122)	39,680

Total liabilities and shareowners’ investment	$42,511	$8,026	$1,907	$164,865	$(49,179)	$168,130

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$1,615	$691	$134	$10,655	$(1,558)	$11,537
Net cash from investing activities	(780)	(394)	90	(4,454)	52	(5,486)
Net cash from financing activities	(835)	(297)	(224)	(5,791)	1,506	(5,641)

Net increase in cash	$–	$–	$–	$410	$–	$410

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$3,327	$310	$146	$9,285	$(3,156)	$9,912
Net cash from investing activities	(1,181)	(263)	(116)	(9,421)	59	(10,922)
Net cash from financing activities	(2,146)	(47)	(30)	(749)	3,097	125

Net decrease in cash	$–	$–	$–	$(885)	$–	$(885)

13.     Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

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

15.     Subsequent Event

In December 2005, we announced that we were reviewing strategic alternatives for the disposition of Information Services. On July 7, 2006, we filed a Form 10 registration statement with the SEC for Verizon Directories Disposition Corporation in a step toward a proposed spin-off of Information Services’ domestic print and Internet yellow pages directories to our stockholders. However, since this process, which could include a spin-off, sale or other transaction, or combination of these alternatives, is still ongoing, Information Services’ results of operations, financial position and cash flows remain in Verizon’s continuing operations.

On July 7, 2006, the FCC accepted an application that Verizon Wireless filed in June 2006 seeking to qualify to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction scheduled to commence on August 9, 2006. On July 17, 2006, Verizon Wireless paid to the FCC a fully-refundable $383 million deposit in order to obtain 256 million bidding eligibility units for participation in this auction.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources to higher growth markets such as wireless, long distance, wireline broadband connections, including digital subscriber lines (DSL) and fiber optics to the home (Verizon’s FiOS data and TV services), and other data services as well as expanded services to business markets, rather than to traditional wireline voice services, where we have been experiencing access line losses. In the second quarter of 2006, revenues from these growth areas were more than 50% of total revenue. Verizon reported consolidated revenue growth of 25.6% in the second quarter of 2006 compared to the similar period in 2005. This revenue growth was driven by the merger with MCI as well as higher revenue at Domestic Wireless and higher total data revenue growth at Wireline. Verizon added 1,815,000 wireless customers and 440,000 broadband connections in the second quarter of 2006.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as real estate consolidations and call center routing improvements, has been to significantly change the company’s cost structure and maintain stable operating income margins. Real estate consolidations include our decision to establish Verizon Center for the leadership team. In 2005, Verizon restructured its management retirement benefit plans such that management employees no longer earn pension benefits or earn service towards the company retiree medical subsidy after June 30, 2006, after being provided an 18-month enhancement of the value of their pension and retiree medical benefits, but will receive higher savings plan matching contributions. The net effect of these management benefit plan changes is expected to be a reduction in pretax benefit expenses of approximately $3 billion over 10 years.

•

Capital Allocation – Our capital spending continues to be directed toward growth markets. High-speed wireless data (EV-DO) services, replacement of copper access lines with fiber optics to the home, as well as expanded services to business markets are examples of areas of capital spending in support of these growth markets. In the six months ended June 30, 2006, capital expenditures were $8,311 million compared to $7,538 million in the six months ended June 30, 2005. In 2006, Verizon management expects capital expenditures to be in the range of $17.0 billion to $17.4 billion. In addition to capital expenditures, Domestic Wireless continues to evaluate wireless spectrum acquisitions in support of expanding data applications and its growing customer base.

•

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners. Verizon’s total debt increased to $42,356 million as of June 30, 2006 from $38,257 million as of December 31, 2005, primarily as a result of debt acquired in connection with the MCI merger. However, Verizon’s ratio of debt to debt combined with shareowners’ equity was 48.6% as of June 30, 2006 compared with 49.1% as of December 31, 2005 and 51.5% as of June 30, 2005. Verizon repurchased $1,009 million of its common stock as part of its previously announced program during the six months ended June 30, 2006. Additionally, Verizon’s balance of cash and cash equivalents at June 30, 2006 of $1,186 million, increased $410 million, or 52.8% from December 31, 2005.

Supporting these key focus areas are continuing initiatives to effectively package and enhance the value of our products and services. In 2004, Verizon announced a deployment expansion of FiOS in several states in our service territory. As of the end of 2005, we met our goal of passing three million premises. We have achieved a data penetration rate of 15% where we have been selling FiOS data for twelve months, with 4.4 million premises passed, and continue to progress toward our goal of reaching 30% penetration in five years. As of June 30, 2006, FiOS data services are available in 16 states. In 2005, Verizon began offering video on the FiOS network in three markets and now video service is available in 7 states and we continue our efforts to acquire franchises to offer video services. As of June 30, 2006, Verizon had obtained 92 video franchises from local franchise authorities covering 2.6 million households and the penetration for video services was 10% in franchise areas that have been open for sales for six months. FiOS TV includes a collection of all-digital programming with more than 375 channels, 47 music channels and 22 high-definition television channels. Innovative product bundles include local wireline, long distance, wireless and broadband services for consumer and general business retail customers. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses that have contributed to declining Wireline revenues over the past several years.

Our integration activities in connection with the MCI merger are continuing on plan. During this period, we have trained our salesforce regarding the products and services available, including new products and bundled product offerings, to the customers of the Verizon Business product line. In 2006, we expect to achieve $550 million of merger synergies, and incur integration expenses of approximately $400 million. During the second quarter of 2006, we achieved $150 million of pretax merger synergies, and incurred pretax integration expenses of $76 million. For the six months ended June 30, 2006, we achieved $200 million of pretax merger synergies, and incurred pretax integration expenses of $132 million. The synergies included, in part, workforce reductions and data traffic migration onto Verizon’s networks rather than utilizing third party access providers.

At Domestic Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business and provide new and innovative products and services for our customers such as Broadband Access, our EV-DO service. We achieved our goal of reaching one-half of the U.S. population by the end of 2005. During 2005, we launched V CAST, our consumer broadband wireless service offering, which provides customers with unlimited access to video and gaming content on EV-DO handsets. In the first quarter of 2006, Domestic Wireless launched V CAST Music, a comprehensive mobile music service in which customers can download music over the air directly to their wireless phones and to their personal computers.

In December 2005, we announced that we were reviewing strategic alternatives for the disposition of Information Services. On July 7, 2006, we filed a Form 10 registration statement with the Securities and Exchange Commission (SEC) for Verizon Directories Disposition Corporation in a step toward a proposed spin-off of Information Services’ domestic print and Internet yellow pages directories to our stockholders. However, since this process, which could include a spin-off, sale or other transaction, or combination of these alternatives, is still ongoing, Information Services’ results of operations, financial position and cash flows remain in Verizon’s continuing operations.

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

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special and non-recurring items. As a result of reaching definitive agreements to sell our interests in Verizon Dominicana, TELPRI and CANTV, which were included in the International segment, the operations of Verizon Dominicana and TELPRI are reported as discontinued operations and assets held for sale, while CANTV continues to be accounted for as an equity method investment. Accordingly, we now have three reportable segments. Prior period amounts and discussions are revised to reflect this change. We include in our results of operations the results of the former MCI business subsequent to the close of the merger on January 6, 2006. We exclude the effects of the special and non-recurring items from the segments’ results of operations since management does not consider them in assessing segment performance, due primarily to their non-recurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period. This section on consolidated results of operations carries forward the segment results, which exclude the special and non-recurring items, and highlights and describes those items separately to ensure consistency of presentation in this section and the “Segment Results of Operations” section.

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Wireline
Verizon Telecom	$ 8,407	$ 8,035		$ 16,779	$ 16,012
Verizon Business	5,115	1,867		9,970	3,698
Intrasegment eliminations	(742)	(457)		(1,485)	(898)

	12,780	9,445	35.3%	25,264	18,812	34.3%
Domestic Wireless	9,262	7,846	18.0	18,075	15,264	18.4
Information Services	802	870	(7.8)	1,639	1,751	(6.4)
Corporate & Other	(166)	(161)	3.1	(242)	(294)	(17.7)
Revenues of Hawaii operations sold	–	53	(100.0)	–	202	(100.0)

Consolidated Revenues	$ 22,678	$ 18,053	25.6	$ 44,736	$ 35,735	25.2

Consolidated revenues in the second quarter of 2006 were higher by $4,625 million, or 25.6% and $9,001 million, or 25.2% for the six months ended June 30, 2006 compared to the similar periods in 2005. These increases were primarily the result of significantly higher revenues at Wireline and Domestic Wireless, partially offset by the sale of Hawaii operations in the second quarter of 2005.

Revenues at the Wireline segment increased during the second quarter of 2006 by $3,335 million, or 35.3% and $6,452 million, or 34.3% for the six months ended June 30, 2006 compared to the similar periods in 2005. The increase is primarily attributable to the acquisition of MCI and, to a lesser extent, growth from broadband and long distance. Broadband connections increased 47.9% to 6.1 million lines at June 30, 2006. These increases were partially offset by declines in Wholesale revenues at Verizon Telecom and continued downward pressure due to subscriber losses resulting from technology substitution, including Wireless and Voice over Internet Protocol (VoIP). Wholesale revenues at Verizon Telecom declined by $168 million, or 7.4% for the second quarter of 2006 and by $365 million, or 8.1% for the six months ended June 30, 2006 compared to similar periods in 2005 primarily due to the exclusion of affiliated access revenues billed to the former MCI mass market entities in the current quarter and year-to-date periods.

Domestic Wireless’s revenues increased during the second quarter of 2006 by $1,416 million, or 18.0% and $2,811 million, or 18.4% for the six months ended June 30, 2006 compared to the similar periods in 2005 due to increases in service revenues, including data revenues, and equipment and other revenues. These increases were primarily due to a 15.8% increase in customers as of June 30, 2006 compared to June 30, 2005. Data revenues were $1,035 million in the second quarter of 2006 and $1,907 million for the six months ended June 30, 2006, compared to $483 million and $899 million in the second quarter of 2005 and the six months ended June 30, 2005, respectively. Average service revenue per customer (ARPU) increased by 0.6% to $49.71 in the second quarter of 2006 compared to the similar period in 2005, primarily attributable to increases in data revenue per customer driven by increased use of our messaging and other data services. ARPU decreased by 0.1% to $49.20 for the six months ended June 30, 2006 compared to the similar period in 2005. ARPU per retail customer of $50.34 for the quarter ended June 30, 2006 also grew compared to the similar period in 2005. Increases in handsets sold and increased equipment upgrades also drove increases in equipment and other revenue in the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods in 2005.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cost of services and sales	$ 8,778	$ 6,077	44.4%	$ 17,367	$ 12,029	44.4%
Selling, general and administrative expense	6,679	5,110	30.7	12,867	10,187	26.3
Depreciation and amortization expense	3,630	3,410	6.5	7,319	6,786	7.9
Sale of businesses, net	–	(530)	(100.0)	–	(530)	(100.0)

Total Operating Expenses	$ 19,087	$ 14,067	35.7	$ 37,553	$ 28,472	31.9

Cost of Services and Sales

Consolidated cost of services and sales in the second quarter of 2006 increased $2,701 million, or 44.4% and $5,338 million, or 44.4 % for the six months ended June 30, 2006 compared to the similar periods in 2005. These increases were primarily driven by higher costs attributable to the inclusion of the former MCI operations in the Wireline segment subsequent to the completion of the merger, higher wireless network costs, increases in wireless equipment costs and increases in pension and other postretirement benefit costs, partially offset by the net impact of productivity improvement initiatives.

The higher wireless network costs were caused by increased network usage relating to both voice and data services in the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods in 2005, partially offset by decreased roaming, local interconnection and long distance rates. Cost of wireless equipment sales increased in the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods in 2005 primarily as a result of an increase in wireless devices sold due to an increase in gross activations and equipment upgrades.

Costs in these periods were also impacted by increased pension and other postretirement benefit costs. As of December 31, 2005, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2006 assumptions, combined with the impact of lower than expected actual asset returns over the past several years, resulted in pension and other postretirement benefit expense of approximately $384 million in the second quarter of 2006 and $768 million for the six months ended June 30, 2006, compared to net pension and postretirement benefit expense of $307 million and $635 million in the second quarter of 2005 and six months ended June 30, 2005, respectively.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the second quarter of 2006 increased $1,569 million, or 30.7% and $2,680 million, or 26.3% for the six months ended June 30, 2006 compared to the similar periods in 2005. These increases were primarily attributable to the inclusion of the former MCI operations in the Wireline segment subsequent to the completion of the merger, increases in the Domestic Wireless segment primarily related to increased salary and benefits expenses and special and non-recurring charges.

Special and non-recurring charges in the second quarter of 2006 included $300 million associated with employee severance and severance-related activities in connection with the involuntary separation of approximately 3,200 employees, the majority of whom will be notified during the third and fourth quarters of 2006. Special and non-recurring charges also included $76 million and $132 million in the second quarter of 2006 and six months ended June 30, 2006 respectively, of merger integration costs, primarily for advertising and other costs related to re-branding initiatives and systems integration activities. The second quarter of 2006 and six months ended June 30, 2006 included $45 million and $90 million, respectively, of special and non-recurring charges for Verizon Center relocation costs.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the second quarter of 2006 increased $220 million, or 6.5% and $533 million, or 7.9% for the six months ended June 30, 2006 compared to the similar periods in 2005 primarily due to higher depreciable and amortizable asset bases as a result of the MCI merger and, to a lesser extent, increased capital expenditures.

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii and recorded a pretax gain of $530 million.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $7 million, or 3.9% in the second quarter of 2006 and by $43 million, or 11.6% for the six months ended June 30, 2006 compared to the similar periods in 2005. The decrease for the second quarter of 2006 compared to the similar period of 2005 is primarily driven by lower tax benefits at Vodafone Omnitel N.V. (Vodafone Omnitel). The decrease for the six months ended June 30, 2006 compared to the similar period of 2005 is primarily driven by lower tax benefits, lower operational results and unfavorable foreign exchange fluctuations at Vodafone Omnitel compared with the similar period in 2005.

Other Income and (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Interest income	$ 48	$ 29	65.5%	$ 103	$ 63	63.5%
Foreign exchange gains (losses), net	(7)	1	nm	3	(1)	nm
Other, net	19	47	(59.6)	57	140	(59.3)

Total	$ 60	$ 77	(22.1)	$ 163	$ 202	(19.3)

nm – Not meaningful

The decrease in other income and expense, net in the second quarter of 2006 compared to the similar period of 2005 is primarily due to lower Other, net income as well as foreign exchange losses in the quarter ended June 30, 2006, partially offset by higher interest income. Lower Other, net income was primarily driven by higher leased asset losses and lower gains on investments. The decrease in other income and expense, net for the six months ended June 30, 2006 compared to the similar period of 2005 is primarily due to lower Other, net income, partially offset by higher interest income. Lower Other, net income was primarily driven by leased asset losses in the six months ended June 30, 2006 compared to leased asset gains in the similar period of 2005, as well as by a gain on the sale of an international wireless investment in the first quarter of 2005.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Interest expense	$590	$528	11.7%	$1,226	$1,076	13.9%
Capitalized interest costs	117	104	12.5	225	163	38.0

Total interest costs on debt balances	$707	$632	11.9	$1,451	$1,239	17.1

Average debt outstanding	$42,461	$40,349		$42,693	$39,549
Effective interest rate	6.7%	6.3%		6.8%	6.3%

The increase in interest costs for the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods in 2005 were due to higher average debt levels of $2,112 million and $3,144 million, respectively, driven by debt acquired in connection with the merger with MCI, and higher average interest rates, partially offset by a higher level of interest capitalized in connection with the build-out of our FiOS network.

Minority Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Minority interest	$986	$711	38.7%	$1,854	$1,321	40.3%

The increase in minority interest expense in the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods in 2005 is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Provision for income taxes	$754	$933	(19.2)%	$1,566	$1,684	(7.0)%
Effective income tax rate	33.6%	31.1%		34.1%	31.0%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes, discontinued operations and cumulative effect of accounting change. The effective tax rates for the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods of 2005 were higher due to the favorable impacts of tax benefits resulting from IRS audit settlements in 2005. These increases in the 2006 rates compared to 2005 were partially offset by lower state taxes and higher foreign related tax benefits in 2006. In addition, as a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million related to prior year investment losses, which was largely offset by a net tax provision of $232 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004.

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

Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. SFAS No. 123(R) is supplemented by Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payments” (SAB No. 107). This SAB, which was issued by the SEC in March 2005, expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R) and certain SEC rules and regulations. In particular, this SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. We also adopted SAB No. 107 on January 1, 2006.

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

Discontinued Operations

Verizon Dominicana and Telecomunicaciones de Puerto Rico, Inc.

During the second quarter of 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, a wireless service provider throughout Latin America, and a company owned jointly by Telmex and América Móvil. We agreed to sell our 100 percent interest in Verizon Dominicana and our 52 percent interest in TELPRI to América Móvil. An entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in CANTV.

Upon closing, the transactions are expected to result in pretax proceeds of approximately $3,700 million, prior to purchase price adjustments as defined in the sale agreements, in exchange for the assets and liabilities, including the outstanding debt. Each transaction is subject to separate regulatory approvals and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sales of our interests in Verizon Dominicana, CANTV, and TELPRI in 2006 or 2007. While the final purchase price for each of the transactions is subject to adjustment, the aggregate gain or loss on the three transactions is not expected to be material. Although we anticipate pretax gains on each of the transactions, in the case of Verizon Dominicana, taxes that will become payable and be recorded at the time that the transaction closes will likely exceed the amount of the pretax gain. In addition, the government tax authority in the Dominican Republic has issued an assessment of proposed capital gains tax in connection with the transaction. We believe that the assessment is without merit, we have filed an appeal and we intend to contest it vigorously. We are unable to predict the ultimate outcome of this proceeding.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Verizon Dominicana and TELPRI as discontinued operations in the unaudited condensed consolidated statements of income. In addition, the assets and liabilities of Verizon Dominicana and TELPRI are aggregated and disclosed as current assets and current liabilities in the unaudited condensed consolidated balance sheets. Our investment in CANTV continues to be accounted for as an equity method investment in continuing operations.

Income from discontinued operations, net of tax increased by $75 million, or 170.5% in the second quarter of 2006 and $142 million, or 123.5% for the six months ended June 30, 2006 compared to the similar periods in 2005. These increases were primarily due to the cessation of depreciation on fixed assets during the second quarter of 2006, consistent with the accounting requirements for discontinued operations, and the sale of directory publication rights of TELPRI during the six months ended June 30, 2006.

Segment Results of Operations

As a result of reaching definitive agreements to sell our interests in Verizon Dominicana, TELPRI and CANTV, which were included in the International segment, the operations of Verizon Dominicana and TELPRI are reported as discontinued operations and assets held for sale, while CANTV continues to be accounted for as an equity method investment. Accordingly, we now have three reportable segments and prior period amounts and discussions are revised to reflect this change. Our segments are Wireline, Domestic Wireless, and Information Services. You can find additional information about our segments in Note 10 to the unaudited condensed consolidated financial statements.

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

Wireline

The Wireline segment, which includes the operations of the former MCI, consists of the operations of Verizon Telecom, a provider of telephone services, including voice, broadband, data, network access, long distance, video, and other services to consumer and small business customers and carriers and Verizon Business, a provider of next-generation IP network services globally to medium and large businesses and government customers. As discussed earlier under “Consolidated Results of Operations,” in the second quarter of 2005, we sold wireline properties in

Hawaii representing approximately 700,000 access lines or 1% of the total Verizon Telecom switched access lines in service. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii properties that have been sold.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Verizon Telecom
Mass Markets	$5,693	$5,142	10.7%	$11,374	$10,231	11.2%
Wholesale	2,097	2,265	(7.4)	4,158	4,523	(8.1)
Other	617	628	(1.8)	1,247	1,258	(0.9)
Verizon Business
Enterprise Business	3,525	1,594	121.1	6,907	3,166	118.2
Wholesale	786	273	187.9	1,540	532	189.5
International and Other	804	–	nm	1,523	–	nm
Intrasegment Eliminations	(742)	(457)	62.4	(1,485)	(898)	65.4

Total Wireline Operating Revenues	$12,780	$9,445	35.3	$25,264	$18,812	34.3

nm – Not meaningful

In connection with the completion of the MCI merger, our product lines were realigned to be reflective of the Line of Business structure in which the product lines are currently being managed. Prior period amounts and discussions were reclassified to conform to the current presentation.

Verizon Telecom

Mass Markets

Verizon Telecom’s Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance, broadband services for residential and certain small business accounts and FiOS TV services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting, Home Voicemail and Return Call. Long distance includes both intraLATA toll services and interLATA long distance services. Broadband services include DSL and FiOS. In addition to subscriber services, Mass Markets offers non-subscriber services that include dial around long distance products.

The increase in mass market revenue of $551 million, or 10.7% in the second quarter of 2006 and $1,143 million, or 11.2% for the six months ended June 30, 2006 compared to the similar periods in 2005 was due to the inclusion of revenues from the former MCI in the current year and growth from broadband and long distance, offset by lower demand and usage of our basic local exchange and accompanying services attributable to subscriber losses due to technology substitution, including wireless and VoIP.

We added 981,000 new broadband connections (DSL and FiOS) in the six months ended June 30, 2006, including 440,000 in the second quarter, for a total of 6.1 million lines at June 30, 2006, representing a 47.9% increase from June 30, 2005. Our Freedom service plans continue to stimulate growth in long distance services. As of June 30, 2006, approximately 56% of our legacy Verizon wireline customers have chosen Verizon as their long distance carrier.

A 7.4% decline in switched access lines in service from second quarter 2005 to second quarter 2006 was mainly driven by the effects of competition and technology substitution. Demand for legacy Verizon residential access lines declined 6.6% at June 30, 2006 compared to June 30, 2005, as customers substituted wireless, broadband and cable services for traditional landline services. At the same time, legacy Verizon business access lines declined 3.7% at June 30, 2006 compared to June 30, 2005, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

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

Wholesale revenues decreased by $168 million, or 7.4% in the second quarter of 2006 and by $365 million, or 8.1% for the six months ended June 30, 2006 compared to the similar periods in 2005, due to the exclusion of affiliated access revenues billed to the former MCI mass market entities in the current quarter and year-to-date periods, and declines in legacy Verizon switched access revenues and local wholesale revenues, offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the second quarter of 2006 and for the six months ended June 30, 2006 compared to the similar periods in 2005, reflecting the impact of access line loss and technology substitution. Wholesale lines decreased by 18.8% due to the impact of a decision by a major competitor to deemphasize their local market initiatives in 2005. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. As of June 30, 2006, customer demand for high capacity and digital data services increased 10.8% compared to the similar period in 2005.

The FCC regulates the rates that we charge customers for interstate access services. See “Other Factors That May Affect Future Results – Regulatory and Competitive Trends – FCC Regulation” for additional information on FCC rulemaking concerning federal access rates, universal service and certain broadband services.

Other

Other revenues include services such as operator services (including deaf relay services), public (coin) telephone, card services and supply sales, as well as former MCI dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and Prepaid Cards.

Verizon Telecom’s revenues from other services decreased by $11 million, or 1.8% in the second quarter, and by $11 million, or 0.9% for the six months ended June 30, 2006 compared to the similar periods in 2005. Revenue increases, due to the inclusion of revenues from the former MCI in the current year, were more than offset by decreases due to the dissolution of non-strategic businesses, including the termination of a large commercial inventory management contract in 2005, and reduced business volumes.

Verizon Business

Enterprise Business

Our Enterprise Business market provides voice, data and internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition, the Enterprise Business market also provides value-added services that make communications more secure, reliable and efficient, and managed network services for customers that outsource all or portions of their communications and information processing operations. Traditional local and long distance services comprise $1,687 million, or 48% of revenue in the quarter ended June 30, 2006, and $3,348 million or 48% of revenue for the six months ended June 30, 2006. Enterprise Business also provides data services such as Private Line, Frame Relay and ATM services, both domestically and internationally, as well as managed network services to its customers.

Enterprise Business revenues increased by $1,931 million, or 121.1% in the second quarter of 2006 and by $3,741 million or 118.2% for the six months ended June 30, 2006 compared to similar periods in 2005 primarily due to the acquisition of MCI, partially offset by continued volume declines in switched/special access lines and minutes of usage. Data services revenue represented $1,359 million, or 38% of Enterprise Business’s revenue stream in the second quarter of 2006 and $2,621 million or 38% for the six months ended June 30, 2006. Internet services revenue was $479 million in the second quarter of 2006, or 14% of Enterprise Business’s revenues and $938 million or 14% for the six months ended June 30, 2006. The Internet suite of products is Enterprise Business’s fastest growing and includes Private IP, IP VPN, Web Hosting and VOIP.

Wholesale

Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country.

Verizon Business wholesale revenues increased by $513 million, or 187.9%, in the second quarter of 2006 and by $1,008 million, or 189.5% for the six months ended June 30, 2006 compared to the similar periods in 2005, primarily due to the MCI acquisition. Local and long distance voice products, including transport, represented $521 million or 66% of the market’s total revenue in the second quarter of 2006, and $1,024 million or 66% for the six months ended June 30, 2006. Wholesale revenue is influenced by aggressive competitive pricing, in particular long distance voice services. Wholesale data and Internet revenues were $265 million or 34% of total Wholesale revenue in the second quarter of 2006 and $516 million or 34% of total Wholesale revenue for the six months ended June 30, 2006.

International and Other

International operations serve businesses, government entities and telecommunications carriers outside of the United States. Other operations include our Skytel paging business.

Our revenues from International and Other were $804 million in the second quarter of 2006 and $1,523 million in the six months ended June 30, 2006. This market represents a new revenue stream to Verizon resulting from the MCI acquisition. International and Other had voice revenues of $470 million, which comprised 58% of the total International and Other revenues in the second quarter of 2006, and $899 million or 59% of the total International and Other revenues for the six months ended June 30, 2006. Internet revenues in the second quarter of 2006 represented $232 million, or 29%, of total International and Other revenues and $427 million or 28% of total International and Other revenue for the six months ended June 30, 2006. Data revenues were $102 million, or 13% of total International and Other revenue in the second quarter of 2006 and $197 million or 13% of total International and Other revenue for the six months ended June 30, 2006.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cost of services and sales	$ 6,121	$ 3,855	58.8%	$ 12,121	$ 7,701	57.4%
Selling, general and administrative expense	3,026	2,192	38.0	6,049	4,272	41.6
Depreciation and amortization expense	2,407	2,198	9.5	4,788	4,385	9.2

	$ 11,554	$ 8,245	40.1	$ 22,958	$ 16,358	40.3

Cost of Services and Sales

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, computer systems support, costs to support our outsourcing contracts and technical facilities, contributions to the universal service fund, customer provisioning costs and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

Cost of services and sales increased by $2,266 million, or 58.8% in the second quarter of 2006 and $4,420 million, or 57.4% for the six months ended June 30, 2006 compared to the similar periods in 2005. This increase was primarily due to the MCI merger partially offset by the net impact of other cost changes. Both periods in 2006 were also impacted by increased pension and other postretirement benefit costs. As of December 31, 2005, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2006 assumptions, combined with the impact of lower than expected actual asset returns over the past several years, resulted in pension and other postretirement benefit expense of $375 million (primarily in cost of services and sales) in the second quarter of 2006 and $749 million for the six months ended June 30, 2006, compared to net pension and postretirement benefit expense of $315 million and $619 million in the second quarter of 2005 and six months ended June 30, 2005, respectively. Higher costs associated with our growth businesses and annual wage increases were offset by productivity improvement initiatives, which reduced cost of services and sales expenses in the current periods. Further, expenses decreased in both periods due to the dissolution of non-strategic businesses, including the termination of a large commercial inventory management contract in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expense increased by $834 million, or 38.0% in the second quarter of 2006 and $1,777 million, or 41.6% for the six months ended June 30, 2006 compared to the similar periods in 2005. This increase was primarily due to the inclusion of expenses from the former MCI in the current year, partially offset by the impact of other cost changes. Expense reductions were attributable to cost reduction initiatives and lower bad debt costs.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $209 million, or 9.5% in the second quarter of 2006 and $403 million, or 9.2% for the six months ended June 30, 2006 compared to the similar periods in 2005 was mainly driven by the acquisition of MCI’s depreciable property and equipment and finite-lived intangibles, including its customer lists and capitalized non-network software, measured at fair value and by growth in depreciable telephone plant, partially offset by lower rates of depreciation. Amortization expense increased by $70 million in the second quarter of 2006 and $149 million for the six months ended June 30, 2006 compared to the similar periods in 2005, primarily due to a higher level of capitalized non-network software and amortization of the acquired MCI intangibles.

Segment Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Segment Income	$ 486	$ 459	5.9%	$ 807	$ 963	(16.2)%

Segment income increased by $27 million, or 5.9% in the second quarter of 2006 and decreased $156 million, or 16.2% for the six months ended June 30, 2006 compared to the similar periods in 2005, primarily as a result of the MCI acquisition and after-tax impact of operating revenues and operating expenses described above and favorable income tax adjustments.

Special and non-recurring items not included in Verizon Wireline’s segment income totaled $196 million and $(199) million in the second quarter of 2006 and 2005, respectively. Special and non-recurring items in the second quarter of 2006 included costs associated with severance activity, merger integration costs as well as Verizon Center relocation-related costs. Special and non-recurring items in the second quarter of 2005 included Hawaii results of operations and a gain of $191 million on the sale of the Hawaii wireline operations. Special and non-recurring items during the six months ended June 30, 2006 of $256 million included costs associated with severance activity, Verizon Center relocation-related costs, merger integration costs and costs associated with the redemption and refinancing of debt acquired from MCI. Special and non-recurring items totaling $(223) million for the six months ended June 30, 2005 related to the Hawaii results of operations and gain on sale.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Wireless sales and services	$ 9,262	$ 7,846	18.0%	$ 18,075	$ 15,264	18.4%

Domestic Wireless’s total revenues increased by $1,416 million, or 18.0% in the second quarter of 2006 and $2,811 million, or 18.4% for the six months ended June 30, 2006 compared to the similar periods in 2005. Service revenue of $8,036 million in the second quarter of 2006 increased by $1,162 million, or 16.9%, compared to the similar period in 2005, and service revenue of $15,645 million for the six months ended June 30, 2006 increased by $2,214 million, or 16.5%, compared to the similar period in 2005. The service revenue increases were primarily due to a 15.8% increase in customers as of June 30, 2006 compared to June 30, 2005 and increases in data revenue.

Equipment and other revenue increased $254 million, or 26.1% in the second quarter of 2006 and $597 million, or 32.6% for the six months ended June 30, 2006 compared to the similar periods in 2005 principally as a result of increases in wireless devices sold in addition to increases in revenue per unit sold.

Our Domestic Wireless segment ended the second quarter of 2006 with approximately 54.8 million customers, compared to 47.4 million customers at the end of the second quarter of 2005. Domestic Wireless added approximately 1.8 million customers during the second quarter of 2006 compared to 1.9 million during the second quarter of 2005. We added 3.5 million net customers during the six months ended June 30, 2006 compared to 3.6 million during the similar period in 2005. All of the net customers added during the second quarter of 2006 and substantially all of the net customers added during the six months ended June 30, 2006 were retail customers. The overall composition of our Domestic Wireless customer base as of June 30, 2006 was 93% retail postpaid, 3% retail prepaid and 4% resellers. The average monthly churn rate, the rate at which customers disconnect service, decreased to 1.13% in the second quarter of 2006 and decreased to 1.16% for the six months ended June 30, 2006 compared to 1.22% in the second quarter of 2005 and 1.28% for the six months ended June 30, 2005. Retail postpaid churn decreased to 0.87% in the second quarter of 2006 and decreased to 0.90% for the six months ended June 30, 2006, compared to 1.01% in the second quarter of 2005 and 1.06% for the six months ended June 30, 2005.

Average service revenue per customer per month increased slightly to $49.71 in the second quarter of 2006 and decreased slightly to $49.20 for the six months ended June 30, 2006 compared to the similar periods in 2005. Average service revenue per customer included an 84% increase in data revenue per customer for the second quarter of 2006 and an 82% increase for the six months ended June 30, 2006, compared to similar periods in 2005, driven by increased use of our messaging and other data services. However, Domestic Wireless continues to experience an increase in the proportion of customers on our family share and America’s Choice price plans, which put downward pressure on average service revenue per customer during the three and six months ended June 30, 2006. Data revenues of $1,035 million, or 12.9% of service revenues in the second quarter of 2006 increased by $552 million, or 114.3% compared to the similar period in 2005. Data revenues of $1,907 million, or 12.2% of service revenues for the six months ended June 30, 2006 increased $1,008 million, or 112.1% compared to the similar period in 2005. Data revenue represented 7.0% and 6.7% of service revenues in the second quarter of 2005 and for the six months ended June 30, 2005, respectively.

Operating Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Cost of services and sales	$ 2,752	$ 2,282	20.6%	$ 5,417	$ 4,380	23.7%
Selling, general and administrative expense	2,946	2,607	13.0	5,705	5,237	8.9
Depreciation and amortization expense	1,190	1,175	1.3	2,464	2,325	6.0

	$ 6,888	$ 6,064	13.6	$ 13,586	$ 11,942	13.8

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $470 million, or 20.6% for the second quarter of 2006 and $1,037 million, or 23.7% for the six months ended June 30, 2006 compared to the similar periods in 2005. Cost of services increased due to higher wireless network costs in the current year periods caused by increased network usage relating to both voice and data services, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 25.1% in the second quarter of 2006 and 29.9% for the six months ended June 30, 2006 compared to the similar periods in 2005. The increases were primarily attributed to an increase in wireless devices sold, resulting from an increase in equipment upgrades and gross retail activations in the second quarter of 2006 and the six months ended June 30, 2006, compared to the similar periods in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $339 million, or 13.0% in the second quarter of 2006 and $468 million, or 8.9% for the six months ended June 30, 2006 compared to the similar periods in 2005. These increases were primarily due to an increase in salary and benefits expense of $191 million for the second quarter of 2006 and $231 million for the six months ended June 30, 2006, compared to the similar periods in 2005. The salary and benefits expense increase was the result of higher per employee salary and benefit costs, driven by an increase in employees, primarily in the sales and customer care areas. Increases in advertising and promotion expenses, as well as costs associated with regulatory fees, primarily the universal service fund, also contributed to the increases in the second quarter of 2006 and the six months ended June 30, 2006, compared to the similar periods in 2005.

Depreciation and Amortization Expense

Depreciation and amortization increased by $15 million, or 1.3% in the second quarter of 2006 and $139 million, or 6.0% for the six months ended June 30, 2006 compared to the similar periods in 2005. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Segment Income	$729	$517	41.0%	$1,360	$950	43.2%

Segment income increased by $212 million, or 41.0% in the second quarter of 2006 and by $410 million, or 43.2% for the six months ended June 30, 2006 compared to the similar periods in 2005 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. The minority interest relates to the significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business is comprised of: print yellow pages directories; SuperPages.com, our online directory and search services; and SuperPages On the Go, our directory and information services on wireless telephones. This segment’s operations are principally in the United States.

In 2005, in connection with the sale of Verizon’s wireline properties in Hawaii discussed earlier under “Consolidated Results of Operations,” we sold our directory operations in Hawaii. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii operations that were sold.

Operating Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Operating Revenues	$802	$870	(7.8)%	$1,639	$1,751	(6.4)%

Operating revenues decreased $68 million, or 7.8% in the second quarter of 2006, and $112 million, or 6.4% for the six months ended June 30, 2006 compared to the similar periods in 2005. These decreases were primarily due to reduced domestic print advertising revenue and the impact of the sale of small international operations. Revenues for SuperPages.com increased 12.2% in the second quarter of 2006 and 9.2% for the six months ended June 30, 2006 compared to the similar periods in 2005.

Operating Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Cost of services and sales	$ 139	$ 148	(6.1)%	$ 289	$ 303	(4.6)%
Selling, general and administrative expense	274	293	(6.5)	534	574	(7.0)
Depreciation and amortization expense	22	23	(4.3)	45	46	(2.2)

	$ 435	$ 464	(6.3)	$ 868	$ 923	(6.0)

Cost of services and sales decreased $9 million, or 6.1% in the second quarter of 2006 and $14 million, or 4.6% for the six months ended June 30, 2006 compared to the similar periods in 2005. These decreases were primarily due to the sale of small international operations and decreased printing costs, partially offset by increased traffic expense associated with SuperPages.com.

Selling, general and administrative expenses decreased $19 million, or 6.5% in the second quarter of 2006 and $40 million, or 7.0% for the six months ended June 30, 2006 compared to the similar periods in 2005. These decreases were the result of higher sales and marketing expenses in the domestic market offset by lower international expenses due to the sale of international directory publishing operations.

Segment Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in Millions)	2006	2005		2006	2005

Segment Income	$229	$255	(10.2)%	$479	$519	(7.7)%

Segment income decreased $26 million, or 10.2% in the second quarter of 2006 and $40 million, or 7.7% for the six months ended June 30, 2006 compared to the similar periods in 2005. These decreases are primarily the result of the after-tax impact of operating revenues and operating expenses described above.

Special Items

Merger Integration Costs

During the second quarter of 2006 and the six months ended June 30, 2006, we recorded pretax charges of $76 million ($48 million after-tax, or $.02 per diluted share) and $132 million ($83 million after-tax, or $.03 per diluted share), respectively, related to integration costs associated with the MCI acquisition that closed on January 6, 2006. These costs are primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities. There were no similar charges incurred during the comparable periods in 2005.

Facility and Employee-Related Items

During the second quarter of 2006 and the six months ended June 30, 2006, we recorded pretax charges of $45 million ($29 million after-tax, or $.01 per diluted share) and $90 million ($57 million after-tax, or $.02 per diluted share), respectively, in connection with the planned relocation of several functions to Verizon Center. There were no similar charges incurred during the comparable periods in 2005.

During the second quarter of 2006, we recorded a pretax charge of $300 million ($186 million after-tax, or $.06 per diluted share) for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom will be terminated during the third and fourth quarters of 2006. There were no similar charges incurred during the comparable periods in 2005.

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii, including Verizon Hawaii Inc. which operates approximately 700,000 switched access lines, as well as the services and assets of Verizon Long Distance, Verizon Online, Verizon Information Services and Verizon Select Services Inc. in Hawaii, to an affiliate of The Carlyle Group for $1,326 million in cash proceeds. In connection with this sale, we recorded a pretax gain of $530 million ($336 million after-tax, or $.12 per diluted share). There were no similar items incurred during the comparable periods in 2006.

Tax Matters

As a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded a tax benefit of $242 million ($.09 per diluted share) related to capital losses incurred in previous years.

Also during the second quarter of 2005, we recorded a net tax provision of $232 million ($.08 per diluted share) related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable federal income tax rate in connection with the repatriation of foreign earnings, in certain circumstances. Two of Verizon’s foreign investments repatriated earnings resulting in income taxes of $355 million, partially offset by a tax benefit of $123 million. There were no similar items incurred during the comparable periods in 2006.

Other Special Items

During the first quarter of 2006, we recorded pretax charges of $26 million ($16 million after-tax, or $.01 per diluted share) resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger. There were no similar charges incurred during the comparable periods in 2005.

Consolidated Financial Condition

	Six Months Ended June 30,
(Dollars in Millions)	2006	2005	$ Change
Cash Flows Provided By (Used In)
Operating activities	$11,537	$9,912	$1,625
Investing activities	(5,486)	(10,922)	5,436
Financing activities	(5,641)	125	(5,766)

Increase (decrease) in Cash and Cash Equivalents	$410	$(885)	$1,295

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operating activities for the six months ended June 30, 2006 compared to the similar period of 2005 was primarily due to lower pension and benefit fund contributions and lower dividends paid to minority partners. The six months ended June 30, 2005 includes taxes paid related to foreign operations and investments sold during the fourth quarter of 2004, partially offset by significant repatriations of foreign earnings of unconsolidated businesses.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $5,010 million in our Wireline business during the six months ended June 30, 2006 compared to $4,044 million in the similar period in 2005. We also invested $3,178 million in our Domestic Wireless business during the six months ended June 30, 2006 compared to $3,339 million in the similar period in 2005. The increase in capital spending at Wireline is mainly driven by the acquisition of MCI, coupled with increased spending in high growth areas such as broadband. Capital spending at Domestic Wireless represents our continuing effort to invest in this high growth business. Capital expenditures including capitalized software are expected to be $17.0 billion to $17.4 billion for the full year 2006.

We received net cash proceeds of $1,471 million from acquisitions and investments in businesses during the six months ended June 30, 2006, primarily driven by MCI’s cash balances of $2,361 million at the date of the merger, partially offset by our cash payment to MCI shareholders of $779 million, and $50 million to acquire other wireless properties. During the six months ended June 30, 2005, we invested $4,438 million in acquisitions and investments in businesses, including $3,003 million to acquire NextWave’s personal communications services licenses, $677 million primarily to acquire 63 broadband wireless licenses in connection with FCC auction 58, $419 million to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets in several existing and new markets, $230 million to purchase spectrum from MetroPCS, Inc. and $49 million for other wireless properties. During the six months ended June 30, 2005, we received cash proceeds of $1,326 million in connection with the sale of Verizon’s wireline and directory operations in Hawaii.

Other, net investing activities during the six months ended June 30, 2006 includes cash proceeds of $315 million from leasing activities and $89 million from the sale of small international investments. Other, net investing activities during the six months ended June 30, 2005 includes $1,121 million for the purchase of 43.4 million shares of MCI stock from eight entities affiliated with Carlos Slim Helu, partially offset by cash proceeds of $276 million from leasing activities and $102 million from the sale of a small international investment.

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

Cash Flows Used In Financing Activities

Cash of $2,133 million was used to reduce our total debt during the six months ended June 30, 2006. We repaid $6,826 million of Wireline debt, including premiums associated with the retirement of $5,665 million of aggregate principal amount of long-term debt assumed in connection with the MCI merger. The Wireline repayments also included the early retirement/prepayment of $697 million of long-term debt and $155 million of other long-term debt at maturity. Also, we redeemed the $1,375 million accreted principal of our remaining zero-coupon convertible notes and retired $482 million of other corporate long-term debt at maturity. These repayments were partially offset by our issuance of long-term debt with a total aggregate principal amount of $4,000 million, resulting in cash proceeds of $3,971 million, net of discounts and issuance costs. We also increased our short-term borrowings by $2,585 million.

The net cash proceeds of $2,458 million from the increase in our total debt during the six months ended June 30, 2005 was primarily due to an increase in our short-term borrowings of $4,397 million, partially offset by repayments of long-term debt at Verizon Wireless and Wireline of $1,533 million and $379 million, respectively.

Our ratio of debt to debt combined with shareowners’ equity was 48.6% at June 30, 2006 compared with 49.1% at December 31, 2005.

As of June 30, 2006, we had no bank borrowings outstanding. In addition, we had approximately $6.2 billion of unused bank lines of credit (including a $6.0 billion three-year committed facility which expires in June 2008 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $4.5 billion of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. In order to simplify and streamline our financing entities, Verizon Global Funding merged into Verizon Communications on February 1, 2006. Verizon Communications is now the primary issuer of all long-term and short-term debt for Verizon. The short-term ratings of Verizon Communications are: Moody’s P-2; S&P A-1; and Fitch F1. The long-term ratings of Verizon Communications are: Moody’s A3 with stable outlook; S&P A with negative outlook; and Fitch A+ with stable outlook. In June 2006, the long-term debt rating of Verizon Wireless was upgraded by Moody’s to A2 from A3 and assigned a stable outlook and the long-term debt rating of Verizon Communications was affirmed at A3 with a stable outlook.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

During the six months ended June 30, 2006, we repurchased $1,009 million of our common stock as part of our previously announced common stock repurchase program.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first and second quarters of 2006 and 2005, we announced quarterly cash dividends of $.405 per share.

Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2006 totaled $1,186 million, a $410 million increase from cash and cash equivalents at December 31, 2005 of $776 million.

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

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. We also transact and hold cash balances in foreign currencies. The translation gains and losses of foreign currency transactions and balances are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. During the second quarter of 2006, the translation of these cash balances was not material. At June 30, 2006, our primary translation exposure was to the Venezuelan bolivar, Dominican Republic peso, the British pound and the Euro.

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

On July 7, 2006, the FCC accepted an application that Verizon Wireless filed in June 2006 seeking to qualify to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction scheduled to commence on August 9, 2006. On July 17, 2006, Verizon Wireless paid to the FCC a fully-refundable $383 million deposit in order to obtain 256 million bidding eligibility units for participation in this auction.

Dispositions of Businesses and Investments

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

Each transaction is subject to separate approvals by the various national regulatory agencies. Each proposed sale is a separate transaction, and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sales of our interests in Verizon Dominicana, CANTV, and TELPRI in 2006 or 2007. While the final purchase price for each of the transactions is subject to adjustment, the aggregate gain or loss on the sales is not expected to be material. Although we anticipate pretax gains on each of the transactions, in the case of Verizon Dominicana, taxes that will become payable and be recorded at the time that the transaction closes will likely exceed the amount of the pretax gain. In addition, the government tax authority in the Dominican Republic has issued an assessment of proposed capital gains tax in connection with the transaction. We believe that the assessment is without merit, we have filed an appeal and we intend to contest it vigorously. We are unable to predict the ultimate outcome of this proceeding.

Information Services

In December 2005, we announced that we were reviewing strategic alternatives for the disposition of Information Services. On July 7, 2006, we filed a Form 10 registration statement with the Securities and Exchange Commission for Verizon Directories Disposition Corporation in a step toward a proposed spin-off of Information Services’ domestic print and Internet yellow pages directories to our stockholders. However, since this process, which could include a spin-off, sale or other transaction, or combination of these alternatives, is still ongoing, Information Services’ results of operations, financial position and cash flows remain in Verizon’s continuing operations.

Telephone Access Lines

We continually consider plans for a reduction in the size of our access line business through a spin-off, sale or otherwise, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless.

Cellular Partnership

In August 2002, Verizon Wireless and Price Communications Corp. (Price) combined Price’s wireless business with a portion of Verizon Wireless. The resulting limited partnership is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which is exchangeable into common stock of Verizon Wireless if an initial public offering of that stock occurs, or into the common stock of Verizon on the fourth anniversary of the asset contribution date. Based on the terms of the agreement, we anticipate that we will issue approximately 29 million shares of Verizon common stock in August 2006 to acquire this minority interest. The potential issuance of these shares has been reflected in the diluted earnings per share as exchangeable equity interest.

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

The FCC also has pending before it issues relating to intercarrier compensation for dial-up Internet-bound traffic. The FCC previously found that this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act of 1996. Instead, the FCC established federal rates per minute for this traffic that declined from $.0015 to $.0007 over a three-year period, established caps on the total minutes of this traffic subject to compensation in a state, and required incumbent local exchange carriers to offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. The U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect. The FCC subsequently denied a petition to discontinue the $.0007 rate cap on this traffic, but removed the caps on the total minutes of Internet-bound traffic subject to compensation. That decision has been upheld on appeal. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

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

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. As an interim step, in June 2006, the FCC ordered that providers of VoIP services are subject to federal universal service obligations. The FCC also increased the percentage of revenues subject to federal universal service obligations that wireless providers may use as a safe harbor. Any further change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

Unbundling of Network Elements

Under section 251 of the Telecommunications Act of 1996, incumbent local exchange carriers were required to provide competing carriers with access to components of their network on an unbundled basis, known as UNEs, where certain statutory standards are satisfied. The Telecommunications Act of 1996 also adopted a cost-based pricing standard for these UNEs, which the FCC interpreted as allowing it to impose a pricing standard known as “total element long run incremental cost” or “TELRIC.” The FCC’s rules defining the unbundled network elements that must be made available at TELRIC prices have been overturned on multiple occasions by the courts. In its most recent order issued in response to these court decisions, the FCC eliminated the requirement to unbundle mass market local switching on a nationwide basis, with the obligation to accept new orders ending as of the effective date of the order (March 11, 2005). The FCC also established a one year transition for existing UNE switching arrangements. For high capacity transmission facilities, the FCC established criteria for determining whether high capacity loops, transport or dark fiber transport must be unbundled in individual wire centers, and stated that these standards were only expected to affect a small number of wire centers. The FCC also eliminated the obligation to provide dark fiber loops and found that there is no obligation to provide UNEs exclusively for wireless or long distance service. In any instance where a particular high capacity facility no longer has to be made available as a UNE, the FCC established a similar one year transition for any existing high capacity loop or transport UNEs, and an 18 month transition for any existing dark fiber UNEs. This decision has been upheld on appeal.

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

Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

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

We completed the merger with MCI on January 6, 2006, at which time MCI became a subsidiary of Verizon. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through June 30, 2006, and believe that the internal controls and procedures of MCI have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former MCI into our internal controls over financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former MCI. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with MCI.

Part II – Other Information

Item 1. Legal Proceedings

Verizon and a number of other telecommunications companies have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases including injunctive relief, attorneys’ fees and statutory and punitive damages. On May 24, 2006, Verizon filed a motion before the Judicial Panel on Multidistrict Litigation (“Panel”), asking the Panel to take jurisdiction of the then-pending actions and transfer, consolidate, and coordinate them, as well as similar actions pending against other telecommunications companies and any future “tag along” actions that may be filed, in the U.S. District Court for the District of Columbia. Argument on the motion was heard on July 27, 2006, and a decision is pending. As appropriate, Verizon also has asked forum courts to stay further action on the cases before them pending a ruling from the Panel on the transfer motion. Verizon has not answered or otherwise responded to any of the complaints. Verizon believes that these lawsuits are without merit.

In In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, an action brought before the United States International Trade Commission, Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe Broadcom’s patents. Broadcom is currently seeking a ban on the importation of certain devices containing Qualcomm’s EV-DO chipsets, but not with respect to data cards, PDAs, smartphones or handheld email devices containing those chips. Verizon Wireless was granted permission to intervene in the proceeding on the issue of remedy but not on the issue of liability. The ITC staff, which is a party to the proceeding, has supported Broadcom’s position with respect to liability and remedy. The trial on remedy was completed on July 11, 2006 before an ITC administrative law judge. The Administrative Law Judge’s initial determination with respect to liability and recommended decision with respect to remedy are expected by August 21, 2006. Upon the vote of one ITC Commissioner, the full ITC will review the Administrative Law Judge’s determination with respect to liability. If it is finally determined that a violation exists, the full ITC will determine an appropriate remedy. Any determinations by the full ITC in this matter are expected to be made by December 21, 2006. During a 60-day period following any exclusion order by the ITC, the President of the United States may disapprove the order. Further, ITC exclusion orders are reviewable by the U.S. Court of Appeals for the Federal Circuit. Disruption of the supply of Qualcomm EV-DO chipsets to a number of Verizon Wireless’ core suppliers or a ban on importation of handsets that include these chipsets could have a material adverse effect on the availability of handsets to sell to Verizon Wireless customers and could therefore have a material adverse effect on its business.

Item 1A. Risk Factors

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 as amended by Item 1A to Part II of our Form 10-Q for the quarter ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the second quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Existing Plans or Programs
April 2006	4,200,000	$ 34.44	4,200,000	84,160,200
May 2006	3,520,000	31.75	3,520,000	80,640,200
June 2006	10,900,000	32.40	10,900,000	69,740,200

	18,620,000		18,620,000	69,740,200

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Shareholders was held on May 4, 2006. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting and withholding authority to vote in the election of Directors (the “Total Vote”) was 2,456,288,117 or 83.93% of the common shares outstanding on March 6, 2006, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
James R. Barker	2,361,704,915	94,583,202
Richard L. Carrión	2,264,764,362	191,523,755
Robert W. Lane	2,350,952,867	105,335,250
Sandra O. Moose	2,301,423,908	154,864,209
Joseph Neubauer	1,968,907,199	487,380,918
Donald T. Nicolaisen	2,369,298,356	86,989,761
Thomas H. O’Brien	2,344,883,936	111,404,181
Clarence Otis, Jr.	2,366,542,002	89,746,115
Hugh B. Price	2,361,973,324	94,314,793
Ivan G. Seidenberg	2,338,232,279	118,055,838
Walter V. Shipley	2,344,306,871	111,981,246
John R. Stafford	2,345,488,102	110,800,015
Robert D. Storey	2,348,000,495	108,287,622

(b)	The appointment of Ernst & Young LLP as independent registered public accounting firm for 2006 was ratified with 2,397,147,416 votes for, 26,765,780 votes against, and 32,374,921 abstentions.

(c)	A shareholder proposal regarding Cumulative Voting was defeated with 846,485,363 votes for, 1,080,070,924 votes against, 106,916,417 abstentions and 422,815,413 broker non-votes.

(d)	A shareholder proposal regarding Majority Vote for Election of Directors was ratified with 1,218,511,104 votes for, 769,841,684 votes against, 45,119,916 abstentions and 422,815,413 broker non-votes.

(e)	A shareholder proposal regarding Composition of the Board of Directors was defeated with 495,319,368 votes for, 1,493,144,361 votes against, 45,008,975 abstentions and 422,815,413 broker non-votes.

(f)	A shareholder proposal regarding Directors on Common Boards was defeated with 386,348,059 votes for, 1,597,591,962 votes against, 49,532,683 abstentions and 422,815,413 broker non-votes.

(g)	A shareholder proposal regarding Separate Chairman and CEO was defeated with 952,086,900 votes for, 1,038,192,636 votes against, 43,193,168 abstentions and 422,815,413 broker non-votes.

(h)	A shareholder proposal regarding Performance-Based Equity Compensation was defeated with 400,656,319 votes for, 1,595,238,731 votes against, 37,577,654 abstentions and 422,815,413 broker non-votes.

(i)	A shareholder proposal regarding Disclosure of Political Contributions was defeated with 608,924,992 votes for, 1,212,218,960 votes against, 212,328,752 abstentions and 422,815,413 broker non-votes.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: August 4, 2006	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 1, 2006.