Form 10-Q
period 2006-09-30
VERIZON COMMUNICATIONS INC
filed 2006-11-06
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of Incorporation)	(I.R.S. Employer Identification No.)

140 West Street	10007
New York, New York	(Zip Code)
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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At September 30, 2006, 2,919,515,293 shares of the registrant’s Common Stock were outstanding, after deducting 48,137,145 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2006	2005	2006	2005

Operating Revenues	$ 23,254	$ 18,486	$ 67,990	$ 54,221

Operating Expenses
Cost of services and sales (exclusive of items shown below)	8,982	6,361	26,349	18,390
Selling, general and administrative expense	6,720	5,195	19,587	15,382
Depreciation and amortization expense	3,628	3,433	10,947	10,219
Sales of businesses, net	–	–	–	(530)

Total Operating Expenses	19,330	14,989	56,883	43,461

Operating Income	3,924	3,497	11,107	10,760
Equity in earnings of unconsolidated businesses	288	182	616	553
Other income and (expense), net	101	88	264	290
Interest expense	(572)	(525)	(1,798)	(1,601)
Minority interest	(1,088)	(748)	(2,942)	(2,069)

Income Before Provision For Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	2,653	2,494	7,247	7,933
Provision for income taxes	(855)	(702)	(2,421)	(2,386)

Income Before Discontinued Operations and Cumulative Effect of Accounting Change	1,798	1,792	4,826	5,547

Income from discontinued operations, net of tax	124	77	381	192
Cumulative effect of accounting change, net of tax	–	–	(42)	–

Net Income	$ 1,922	$ 1,869	$ 5,165	$ 5,739

Basic Earnings Per Common Share(1)

Income before discontinued operations and cumulative effect of accounting change	$ .62	$ .65	$ 1.66	$ 2.00
Income from discontinued operations, net of tax	.04	.03	.13	.07
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net Income	$ .66	$ .68	$ 1.77	$ 2.07

Weighted-average shares outstanding (in millions)	2,907	2,765	2,911	2,767

Diluted Earnings Per Common Share(1)
Income before discontinued operations and cumulative effect of accounting change	$ .62	$ .64	$ 1.65	$ 1.98
Income from discontinued operations, net of tax	.04	.03	.13	.07
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net Income	$ .66	$ .67	$ 1.76	$ 2.05

Weighted-average shares outstanding (in millions)	2,923	2,817	2,945	2,818

Dividends declared per common share	$ .405	$ .405	$ 1.215	$ 1.215

(1)	Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At September 30, 2006	At December 31, 2005

Assets
Current assets
Cash and cash equivalents	$ 1,846	$ 776
Short-term investments	1,589	2,498
Accounts receivable, net of allowances of $1,265 and $1,190	10,834	8,784
Inventories	1,650	1,714
Assets held for sale	3,597	3,336
Prepaid expenses and other	2,099	2,168

Total current assets	21,615	19,276

Plant, property and equipment	201,967	188,278
Less accumulated depreciation	120,565	115,125

	81,402	73,153

Investments in unconsolidated businesses	4,478	4,604
Wireless licenses	48,318	47,781
Goodwill	5,709	392
Other intangible assets, net	5,220	4,193
Other assets	18,937	18,731

Total assets	$ 185,679	$ 168,130

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$ 11,529	$ 6,688
Accounts payable and accrued liabilities	14,501	12,066
Liabilities related to assets held for sale	2,065	1,865
Other	7,218	5,551

Total current liabilities	35,313	26,170

Long-term debt	30,154	31,569
Employee benefit obligations	20,231	18,198
Deferred income taxes	21,905	22,715
Other liabilities	4,274	3,363

Minority interest	27,523	26,435

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,652,438 shares and 2,774,865,381 shares issued)	297	277
Contributed capital	31,423	25,369
Reinvested earnings	17,471	15,905
Accumulated other comprehensive loss	(1,516)	(1,783)
Common stock in treasury, at cost	(1,575)	(353)
Deferred compensation – employee stock ownership plans and other	179	265

Total shareowners’ investment	46,279	39,680

Total liabilities and shareowners’ investment	$ 185,679	$ 168,130

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2006	2005

Cash Flows from Operating Activities
Net Income	$ 5,165	$ 5,739
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization	10,947	10,219
Sales of businesses, net	–	(530)
Employee retirement benefits	1,500	1,231
Deferred income taxes	(540)	(945)
Provision for uncollectible accounts	916	982
Equity in earnings of unconsolidated businesses	(616)	(553)
Cumulative effect of accounting change, net of tax	42	–
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,601)	(1,916)
Other, net	2,123	773

Net cash provided by operating activities – continuing operations	17,936	15,000
Net cash provided by operating activities – discontinued operations	315	275

Net cash provided by operating activities	18,251	15,275

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,318)	(11,363)
Acquisitions, net of cash acquired, and investments	1,037	(4,630)
Proceeds from disposition of businesses	–	1,326
Net change in short-term investments	1,521	938
Other, net	576	293

Net cash used in investing activities – continuing operations	(9,184)	(13,436)
Net cash used in investing activities – discontinued operations	(138)	(189)

Net cash used in investing activities	(9,322)	(13,625)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,958	1,486
Repayments of long-term borrowings and capital lease obligations	(8,706)	(2,371)
Increase in short-term obligations, excluding current maturities	1,831	1,109
Dividends paid	(3,537)	(3,308)
Proceeds from sale of common stock	115	37
Purchase of common stock for treasury	(1,348)	(221)
Other, net	5	30

Net cash used in financing activities – continuing operations	(7,682)	(3,238)
Net cash used in financing activities – discontinued operations	(177)	(86)

Net cash used in financing activities	(7,859)	(3,324)

Increase (decrease) in cash and cash equivalents	1,070	(1,674)
Cash and cash equivalents, beginning of period	776	2,290

Cash and cash equivalents, end of period	$ 1,846	$ 616

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

2. Acquisitions

Completion of Merger with MCI

On February 14, 2005, Verizon announced that it agreed to acquire 100% of the outstanding common stock of MCI, Inc. (MCI) for a combination of Verizon common shares and cash. MCI was a global communications company that provided Internet, data and voice communication services to businesses and government entities throughout the world and consumers in the United States. After receiving the required state, federal and international regulatory approvals, Verizon and MCI closed the merger on January 6, 2006.

On April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helú to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005, until the closing of the purchase of those shares. The transaction closed on May 17, 2005. The total cash payment was $1,121 million and the investment was accounted for as a cost investment. No payments were made under a provision that required Verizon to pay an additional amount at the end of one year to the extent that the price of Verizon’s common stock exceeded $35.52 per share. We received the special dividend of $5.60 per MCI share on these 43.4 million MCI shares, or $243 million, on October 27, 2005.

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

The merger was accounted for using the purchase method in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS No. 141), and the aggregate transaction value was $6,889 million, consisting of the cash and common stock issued at closing ($5,829 million), the consideration for the shares acquired from the Carlos Slim Helú entities, net of the special dividend paid by MCI ($973 million) and closing and other direct merger-related costs, including financial advisory, legal and accounting services. The number of shares issued was based on the “Average Parent Stock Price,” as defined in the merger agreement. The consolidated financial statements include the results of MCI’s operations from the date of the close of the merger.

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

(Dollars in Millions)

Assets acquired
Current assets	$ 5,978
Property, plant & equipment	6,453
Intangible assets subject to amortization
Customer relationships	1,162
Rights of way and other	202
Deferred income taxes and other assets	1,790
Goodwill	5,051

Total assets acquired	20,636

Liabilities assumed
Current liabilities	6,047
Long-term debt	6,169
Deferred income taxes and other non-current liabilities	1,531

Total liabilities assumed	13,747

Purchase price	$ 6,889

The goodwill resulting from the merger with MCI was assigned to the Wireline segment, which includes the operations of the former MCI. The customer relationships are being amortized on a straight-line basis over 3-8 years based on whether the relationship is with a consumer or a business customer since this correlates to the pattern in which the economic benefits are expected to be realized.

In connection with the merger, we recorded $190 million of severance and severance-related costs and $382 million of contract termination costs in the above allocation of the cost of the merger in accordance with the Emerging Issues Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to pay $158 million of the severance and severance-related costs in 2006 with the remaining costs to be paid in 2007. We expect to pay $129 million of contract termination costs in 2006 and the remaining costs will be paid over the remaining contract periods through 2009. The following table summarizes the obligations recognized in connection with the MCI merger and the activity to date:

(Dollars in Millions)
	Beginning Balance	Payments	Other Increases (Decreases)	Ending Balance

Severance costs and contract termination costs	$ 459	$ (113)	$ 113	$ 459

Pro Forma Information

The following unaudited pro forma consolidated results of operations assume that the MCI merger was completed as of January 1 for the periods shown below:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Amounts)	2005	2006	2005

Revenues	$ 22,454	$ 68,217	$ 66,614
Income before discontinued operations and cumulative effect of accounting change	$ 2,120	$ 4,826	$ 5,953
Net income	$ 2,193	$ 5,165	$ 6,227

Basic earnings per common share:
Income before discontinued operations and cumulative effect of accounting change	$ .72	$ 1.66	$ 2.03
Net income	$ .75	$ 1.77	$ 2.13

Diluted earnings per common share:
Income before discontinued operations and cumulative effect of accounting change	$ .72	$ 1.65	$ 2.01
Net income	$ .74	$ 1.76	$ 2.10

The unaudited pro forma information presents the combined operating results of Verizon and the former MCI, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between Verizon and the former MCI; the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the elimination of merger expenses incurred by the former MCI; the elimination of the loss on the early redemption of MCI’s debt; the adjustment of interest expense reflecting the redemption of all of MCI’s debt and the replacement of that debt with $4 billion of new debt issued in February 2006 at Verizon’s weighted average borrowing rate; and to reflect the impact of income taxes on the pro forma adjustments utilizing Verizon’s statutory tax rate of 40%. The unaudited pro forma results for the three and nine months ended September 30, 2005 include ($4) million, and $82 million, respectively, for discontinued operations that were sold by MCI during the first quarter of 2005. The unaudited pro forma results for the three and nine months ended September 30, 2005 include $188 million of net tax benefits resulting from tax reserve adjustments recognized by the former MCI in the third quarter of 2005, including audit settlements and other activity in the period.

The unaudited pro forma consolidated basic and diluted earnings per share for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 are based on the consolidated basic and diluted weighted average shares of Verizon and the former MCI. The historical basic and diluted weighted average shares of the former MCI were converted for the actual number of shares issued upon the closing of the merger.

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

Other Acquisitions

In August 2002, Verizon Wireless and Price Communications Corp. (Price) combined Price’s wireless business with a portion of Verizon Wireless. The resulting limited partnership, Verizon Wireless of the East LP (VZ East), is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which was exchangeable into the common stock of Verizon Wireless if an initial public offering of that stock occurred, or into the common stock of Verizon on the fourth anniversary of the asset contribution date. On August 15, 2006, Verizon delivered 29.5 million shares of newly-issued Verizon common stock to Price valued at $1,007 million in exchange for Price’s limited partnership interest in VZ East. As a result of acquiring Price’s limited partnership interest, Verizon recorded goodwill of $345 million in the third quarter of 2006 attributable to its Domestic Wireless segment.

We also completed other immaterial acquisitions in our Verizon Wireless and Information Services segments.

3.    Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. The impact to Verizon primarily resulted from Verizon Wireless, for which we recorded a $42 million cumulative effect of accounting change as of January 1, 2006, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability for Value Appreciation Rights (VARs) of the Verizon Wireless joint venture, at fair value utilizing a Black-Scholes model.

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

Included in Verizon’s stock-based compensation expense in the third quarter of 2006 and for the nine months ended September 30, 2006 is a portion of the cost related to restricted stock granted in 2006, 2005 and 2004.

Changes in Verizon’s Restricted Stock Units outstanding for the nine months ended September 30, 2006 were as follows:

(Shares in Thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value

Outstanding restricted stock units at beginning of year	6,869	$ 36.12
Granted	8,322	31.73
Cancellations/Forfeitures	(344)	35.29

Outstanding restricted stock units, September 30, 2006	14,847	$ 33.67

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

Changes in Verizon’s Performance Share Units outstanding for the nine months ended September 30, 2006 were as follows:

(Shares in Thousands)	Performance Share Units	Weighted Average Grant-Date Fair Value

Outstanding performance share units at beginning of period	19,091	$ 36.84
Granted	12,734	31.82
Payments	(3,607)	38.54
Cancellations/Forfeitures	(1,089)	37.56

Outstanding performance share units, September 30, 2006	27,129	$ 34.23

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $504 million and is expected to be recognized over a weighted-average period of approximately 2 years.

MCI Restricted Stock Plan

MCI’s Management Restricted Stock Plan (MRSP) provides for the granting of stock-based compensation to management. Following the acquisition by Verizon on January 6, 2006, awards outstanding under the MRSP were converted into 3,456,108 shares of Verizon common stock in accordance with the Merger Agreement. MCI has not issued new MRSP shares since February 2005.

Changes in the MRSP’s restricted stock outstanding for the nine months ended September 30, 2006 were as follows:

(Shares in Thousands)	Restricted Stock	Weighted Average Grant-Date Fair Value

Outstanding restricted stock at beginning of year	–	$ –
Acquisition by Verizon	3,456	30.75
Payments	(2,530)	30.75
Cancellations/Forfeitures	(46)	30.75

Outstanding restricted stock, September 30, 2006	880	$ 30.75

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the MRSP restricted stock was approximately $12 million and is expected to be recognized over a weighted-average period of approximately 2 years.

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

With the adoption of SFAS No. 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. The following table summarizes the assumptions used in the model during the three and nine months ended September 30, 2006:

Ranges

Risk-free rate	4.7% - 5.2%
Expected term (in years)	1.3 -3.5
Expected volatility	17.6% - 22.3%
Expected dividend yield	n/a

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the VARs granted was estimated using a combination of the simplified method as prescribed in Staff Accounting Bulletin (SAB) No. 107, “Share Based Payments,” historical experience, and management judgment. Expected volatility was based on a blend of the historical and implied volatility of publicly traded peer companies for a period equal to the VARs expected life, ending on the day of the grant, and calculated on a monthly basis. The Partnership does not pay dividends.

Changes in the VARs outstanding for the nine months ended September 30, 2006 were as follows:

(Shares in Thousands)	VARs	Weighted Average Grant-Date Fair Value
Outstanding rights at beginning of year	108,923	$ 17.12
Exercised	(5,836)	12.77
Cancellations/Forfeitures	(6,327)	23.40

Outstanding rights, September 30, 2006	96,760	$ 16.97

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the VARs was approximately $95 million and is expected to be recognized over a weighted-average period of less than one year.

Other Stock-Based Compensation Expense

After-tax compensation expense for other stock based compensation including RSUs, PSUs, MRSPs and VARs described above included in net income as reported for the three and nine months ended September 30, 2006 was $187 million and $433 million, respectively. For the three and nine months ended September 30, 2005, after-tax compensation expense for other stock based compensation was $116 million and $315 million, respectively.

Stock Options

The Verizon Long Term Incentive Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon Stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004.

Included in Verizon’s stock-based compensation expense for the nine months ended September 30, 2006 is the applicable portion of the cost related to 2003 stock option grants. The stock options granted before 2003 were fully vested as of the beginning of 2005.

Changes in Verizon’s stock options outstanding for the nine months ended September 30, 2006 were as follows:

(Shares in Thousands)	Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of year	250,976	$ 47.62
Exercised	(1,689)	32.28
Cancelled	(22,044)	44.53

Options outstanding, September 30, 2006	227,243	$ 48.03

Options exercisable, September 30, 2006	222,702	$ 48.26

The weighted average remaining contractual term was 4.1 years for stock options outstanding and exercisable as of September 30, 2006. The total intrinsic value was approximately $19 million for stock options outstanding and exercisable as of September 30, 2006. The total intrinsic value for stock options exercised during the nine months ended September 30, 2006 was $4.7 million. The total intrinsic value for stock options exercised during the nine months ended September 30, 2005 was $6.4 million.

For the three and nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was approximately $46 million and $53 million, respectively, and the related tax benefits for the three and nine months ended September 30, 2006 were approximately $1.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2005, the amount of cash received from the exercise of stock options was approximately $6 million and $33 million, respectively, and the related tax benefits were approximately $0.1 million and $2.4 million, respectively.

For the three and nine months ended September 30, 2006, after-tax compensation expense for stock options was $6 million and $24 million, respectively. For the three and nine months ended September 30, 2005, after-tax compensation expense for stock options was $16 million and $46 million, respectively.

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of stock options was approximately $14 million and is expected to be recognized over the next six months.

4.    Strategic Actions

Merger Integration Costs

During the three and nine months ended September 30, 2006, we recorded pretax charges of $25 million ($16 million after-tax) and $157 million ($99 million after-tax), respectively, related to integration costs associated with the MCI merger that closed on January 6, 2006. These costs are primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities. There were no similar charges incurred during the comparable periods in 2005.

Facility and Employee-Related Items

During the three and nine months ended September 30, 2006, we recorded pretax charges of $48 million ($31 million after-tax) and $138 million ($88 million after-tax), respectively, in connection with the relocation of several functions to Verizon Center.

During the third quarter of 2006, we recorded net pretax pension settlement losses of $29 million ($17 million after-tax), related to employees that received lump-sum distributions during 2006 primarily resulting from our separation plans. These charges were recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires that settlement losses be recorded once prescribed payment thresholds have been reached. There were no similar items incurred during the comparable period in 2005.

During the second quarter of 2006, we recorded pretax charges of $300 million ($186 million after-tax), for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were separated in the second and third quarters. The remaining employees will be separated during the fourth quarter of 2006.

During the third quarter of 2005, we recorded a net pretax gain of $64 million ($37 million after-tax) in connection with the relocation of several functions to Verizon Center, including a pretax gain of $120 million ($72 million after-tax) related to the sale of a New York City office building, partially offset by a pretax charge of $56 million ($35 million after-tax) primarily associated with relocation-related employee severance costs and related activities.

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

Also during the second quarter of 2005, we recorded a net tax provision of $232 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, for two of Verizon’s foreign investments. There were no similar tax matters during the comparable periods in 2006.

Other Special Items

During the third quarter of 2005, we recorded a pretax impairment charge of $125 million ($125 million after-tax) pertaining to our leasing operations for aircraft leases involved in recent airline bankruptcy proceedings. There were no similar items incurred during the comparable period in 2006.

5.    Discontinued Operations and Sales of Businesses, Net

Discontinued Operations

Verizon Dominicana C. por A. and Telecomunicaciones de Puerto Rico, Inc.

During the second quarter of 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (América Móvil), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (Telmex) and América Móvil. We have agreed to sell our 100 percent indirect interest in

Verizon Dominicana C. por A. (Verizon Dominicana) and our 52 percent interest in Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to América Móvil. An entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in Compañía Anónima Nacional Teléfonos de Venezuela (CANTV).

Upon closing, the transactions are expected to result in pretax proceeds of approximately $3,700 million, prior to purchase price adjustments as defined in the sale agreements. Each transaction is subject to separate regulatory approvals and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sale of our interest in TELPRI in 2006 or 2007. In September 2006, we extended the expiration date of the Verizon Dominicana and CANTV transactions until December 29, 2006. The transactions are expected to close subject to the receipt of regulatory approvals. Although we anticipate pretax gains on the transactions, in the case of Verizon Dominicana, the U.S. taxes that will become payable and be recorded at the time the transaction closes will significantly exceed the amount of the pretax gain. In addition, the government tax authority in the Dominican Republic has issued an assessment of capital gains tax in connection with the proposed transaction. We believe that the assessment is without merit, have filed an appeal and are contesting it vigorously. We are unable to predict the ultimate outcome of this proceeding or its effect on the transaction.

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

(Dollars in Millions)	At September 30, 2006	At December 31, 2005

Current assets	$ 467	$ 508
Plant, property and equipment, net	2,223	2,152
Other non-current assets	907	676

Total assets	$ 3,597	$ 3,336

Current liabilities	$ 350	$ 758
Long-term debt	575	300
Other non-current liabilities	1,140	807

Total liabilities	$ 2,065	$ 1,865

Related to the assets and liabilities above is $881 million and $897 million included as Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, respectively, comprised of foreign currency translation adjustments and minimum pension liability adjustments.

Income from discontinued operations, net of tax presented in the Condensed Consolidated Statements of Income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005

Operating Revenues	$ 544	$ 551	$ 1,759	$ 1,565

Income from operations	198	113	598	304
Provision for income taxes	(74)	(36)	(217)	(112)

Income from discontinued operations, net of tax	$ 124	$ 77	$ 381	$ 192

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

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, were as follows:

(Dollars in Millions)	Wireline	Wireless	Information Services	Total

Balance at December 31, 2005	$ 315	$ –	$ 77	$ 392
Acquisitions	5,051	345	–	5,396
Reclassifications and other	(75)	–	(4)	(79)

Balance at September 30, 2006	$ 5,291	$ 345	$ 73	$ 5,709

Other Intangible Assets

The major components and average useful lives of our other intangible assets follow:

	At September 30, 2006		At December 31, 2005
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists and relationships (3 to 8 years)	$ 1,294	$ 236	$ 3,436	$ 3,279
Non-network internal-use software (1 to 7 years)	7,965	4,013	7,377	3,365
Other (1 to 25 years)	229	19	27	3

Total	$ 9,488	$ 4,268	$ 10,840	$ 6,647

Unamortized intangible assets:
Wireless licenses	$ 48,318		$ 47,781

Customer lists and relationships of $3,313 million became fully amortized and were written-off during the second quarter of 2006. Amortization expense was $337 million and $1,127 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, amortization expense was $374 million and $1,109 million, respectively. Amortization expense is estimated to be $340 million for the remainder of 2006, $1,195 million in 2007, $1,034 million in 2008, $832 million in 2009 and $620 million in 2010.

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

During the third quarter of 2005, we redeemed Verizon New England Inc. $250 million 6.875% debentures due October 1, 2023 resulting in a pretax charge of $10 million ($6 million after-tax) in connection with the early extinguishment of the debt.

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

Issuance of Debt

In February 2006, Verizon issued $500 million of 5.35% notes due 2011, $1,250 million of 5.55% notes due 2016, $500 million of 5.85% notes due 2035 and $1,750 million of floating rate notes due 2007 resulting in cash proceeds of $3,958 million, net of discounts, issuance costs and the receipt of cash proceeds related to hedges on the interest rate of an anticipated financing.

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

In addition, Verizon Global Funding had guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. In connection with the merger of Verizon Global Funding into Verizon, Verizon has assumed this guarantee. As of September 30, 2006, $2,950 million principal amount of these obligations remained outstanding.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of September 30, 2006, $92 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 12 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

8. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005

Net Income	$ 1,922	$ 1,869	$ 5,165	$ 5,739
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(36)	(96)	210	(641)
Unrealized gains on net investment hedges	–	–	–	2
Unrealized derivative gains on cash flow hedges	–	3	13	6
Unrealized gains (losses) on marketable securities	17	(4)	31	(23)
Minimum pension liability adjustment	–	–	13	(1)

	(19)	(97)	267	(657)

Total Comprehensive Income	$ 1,903	$ 1,772	$ 5,432	$ 5,082

The unrealized foreign currency translation loss in the third quarter of 2006 is primarily driven by the decline in the functional currency on our investment in Vodafone Omnitel N.V. (Vodafone Omnitel). The unrealized foreign currency translation gain in the nine months ended September 30, 2006 is primarily driven by the appreciation in the functional currency on our investment in Vodafone Omnitel. The unrealized foreign currency translation loss in 2005 was primarily driven by a decline in the functional currencies on our investments in Vodafone Omnitel and Verizon Dominicana.

During the third quarter of 2005, we entered into interest rate derivatives to limit our exposure to interest rate changes. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and related amendments and interpretations, changes in fair value of these cash flow hedges due to interest rate fluctuations were recognized in Accumulated Other Comprehensive Loss. Also, during the second and third quarters of 2005, we entered into zero cost euro collars to hedge a portion of our net investment in Vodafone Omnitel. In accordance with the provisions of SFAS No. 133, changes in the fair value of these contracts due to exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and offset the impact of foreign currency changes on the value of our net investment in the operation being hedged. As of September 30, 2006, our positions in the interest rate derivatives and the zero cost euro collars have been settled.

The components of Accumulated Other Comprehensive Loss are as follows:

(Dollars in Millions)	At September 30, 2006	At December 31, 2005

Foreign currency translation adjustments	$ (657)	$ (867)
Unrealized gains on net investment hedges	2	2
Unrealized derivative losses on cash flow hedges	(14)	(27)
Unrealized gains on marketable securities	41	10
Minimum pension liability adjustment	(888)	(901)

Accumulated other comprehensive loss	$ (1,516)	$ (1,783)

9. Earnings Per Share

The following table is a reconciliation of the share amounts used in computing earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in Millions, Except Per Share Amounts)	2006	2005	2006	2005
Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$ 1,798	$ 1,792	$ 4,826	$ 5,547
Income from discontinued operations, net of tax	124	77	381	192
Cumulative effect of accounting change, net of tax	–	–	(42)	–

Net income	$ 1,922	$ 1,869	$ 5,165	$ 5,739

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$ 1,798	$ 1,792	$ 4,826	$ 5,547
After-tax minority interest expense related to exchangeable equity interest	4	9	20	23
After-tax interest expense related to zero-coupon convertible notes	–	6	11	20

Income before discontinued operations and cumulative effect of accounting change – after assumed conversion of dilutive securities	1,802	1,807	4,857	5,590
Income from discontinued operations, net of tax	124	77	381	192
Cumulative effect of accounting change, net of tax	–	–	(42)	–

Net income after assumed conversion of dilutive securities	$ 1,926	$ 1,884	$ 5,196	$ 5,782

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,907	2,765	2,911	2,767

Income before discontinued operations and cumulative effect of accounting change	$ .62	$ .65	$ 1.66	$ 2.00
Income from discontinued operations, net of tax	.04	.03	.13	.07
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net income	$ .66	$ .68	$ 1.77	$ 2.07

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,907	2,765	2,911	2,767

Effect of dilutive securities:
Stock options	1	6	1	5
Exchangeable equity interest	15	29	25	29
Zero-coupon convertible notes	–	17	8	17

Weighted-average shares outstanding – diluted	2,923	2,817	2,945	2,818

Income before discontinued operations and cumulative effect of accounting change	$ .62	$ .64	$ 1.65	$ 1.98
Income from discontinued operations, net of tax	.04	.03	.13	.07
Cumulative effect of accounting change, net of tax	–	–	(.01)	–

Net income	$ .66	$ .67	$ 1.76	$ 2.05

(1)	Total per share amounts may not add due to rounding.

Stock options for 227 million shares and 233 million shares for the three and nine months ended September 30, 2006, respectively were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common stock. For the three and nine months ended September 30, 2005, the number of shares not included in the computation of diluted earnings per share were 247 million and 246 million, respectively.

The zero coupon convertible notes were retired on May 15, 2006.

The exchangeable equity interest was converted on August 15, 2006 by issuing 29.5 million Verizon shares (see Note 2, Acquisitions – Other Acquisitions).

10. Segment Information

As a result of reaching definitive agreements to sell our interests in Verizon Dominicana, TELPRI and CANTV, which were included in the International segment, the operations of Verizon Dominicana and TELPRI are reported as discontinued operations and assets held for sale, while CANTV continues to be accounted for as an equity method investment. Accordingly, we now have three reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments include: Wireline – including the operations of the former MCI, consists of Verizon Telecom, a provider of telephone services, including voice, broadband, data, network access, long distance, video, and other services to consumer and small business customers and carriers and Verizon Business, which provides a broad range of telecommunications and next-generation IP network services globally to medium and large businesses and government customers; Domestic Wireless – primarily representing the operations of the Verizon Wireless joint venture with Vodafone Group Plc (Vodafone), that provides domestic wireless products and services, including wireless voice and data services and equipment sales across the United States; and Information Services - representing our directory publishing businesses and electronic commerce services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005
External Operating Revenues
Wireline	$ 12,477	$ 9,183	$ 37,221	$ 27,521
Domestic Wireless	9,835	8,332	27,858	23,556
Information Services	804	857	2,443	2,608

Total segments	23,116	18,372	67,522	53,685
Reconciling items	138	114	468	536

Total consolidated – reported	$ 23,254	$ 18,486	$ 67,990	$ 54,221

Intersegment Revenues
Wireline	$ 320	$ 262	$ 840	$ 736
Domestic Wireless	34	19	86	59
Information Services	–	–	–	–

Total segments	354	281	926	795
Reconciling items	(354)	(281)	(926)	(795)

Total consolidated – reported	$ –	$ –	$ –	$ –

Total Operating Revenues
Wireline	$ 12,797	$ 9,445	$ 38,061	$ 28,257
Domestic Wireless	9,869	8,351	27,944	23,615
Information Services	804	857	2,443	2,608

Total segments	23,470	18,653	68,448	54,480
Reconciling items	(216)	(167)	(458)	(259)

Total consolidated – reported	$ 23,254	$ 18,486	$ 67,990	$ 54,221

Operating Income
Wireline	$ 1,123	$ 1,300	$ 3,429	$ 3,754
Domestic Wireless	2,587	1,819	7,076	5,141
Information Services	373	441	1,144	1,269

Total segments	4,083	3,560	11,649	10,164
Reconciling items	(159)	(63)	(542)	596

Total consolidated – reported	$ 3,924	$ 3,497	$ 11,107	$ 10,760

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005
Segment Income
Wireline	$ 393	$ 537	$ 1,200	$ 1,500
Domestic Wireless	804	574	2,164	1,524
Information Services	249	279	728	798

Total segment income	1,446	1,390	4,092	3,822
Reconciling items	476	479	1,073	1,917

Total consolidated net income – reported	$ 1,922	$ 1,869	$ 5,165	$ 5,739

(Dollars in Millions)	At September 30, 2006	At December 31, 2005
Assets
Wireline	$ 90,519	$ 75,188
Domestic Wireless	79,094	76,729
Information Services	1,505	1,525

Total segments	171,118	153,442
Reconciling items	14,561	14,688

Total consolidated	$ 185,679	$ 168,130

Major reconciling items between the segments and the consolidated results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	2006	2005
Total Operating Revenues
Hawaii operations	$ –	$ –	$ –	$ 202
Corporate, eliminations and other	(216)	(167)	(458)	(461)

	$ (216)	$ (167)	$ (458)	$ (259)

Operating Income
Severance, pension and benefit charges (see Note 4)	$ (29)	$ –	$ (329)	$ –
Verizon Center relocation costs (see Note 4)	(48)	64	(138)	64
Merger integration costs (see Note 4)	(25)	–	(157)	–
Hawaii operations	–	–	–	78
Sales of businesses, net (see Note 5)	–	–	–	530
Other special items (see Note 4)	–	(125)	–	(125)
Corporate and other	(57)	(2)	82	49

	$ (159)	$ (63)	$ (542)	$ 596

Net Income
Debt extinguishment costs (see Note 7)	$ –	$ (6)	$ (16)	$ (6)
Severance, pension and benefit charges (see Note 4)	(17)	–	(203)	–
Verizon Center relocation costs (see Note 4)	(31)	37	(88)	37
Merger integration costs (see Note 4)	(16)	–	(99)	–
Cumulative effect of accounting change (see Note 3)	–	–	(42)	–
Sales of businesses, net (see Note 5)	–	–	–	336
Tax benefits (see Note 4)	–	94	–	336
Tax benefit (provision) on repatriated earnings (see Note 4)	–	21	–	(211)
Other special items (see Note 4)	–	(125)	–	(125)
Income from discontinued operations, net of tax (see Note 5)	124	77	381	192
Corporate and other	416	381	1,140	1,358

	$ 476	$ 479	$ 1,073	$ 1,917

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

11. Employee Benefits

We maintain noncontributory defined benefit pension plans for the majority of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

In December 2005, we announced that Verizon management employees will no longer earn pension benefits or earn service towards the company retiree medical subsidy after June 30, 2006, after receiving an 18-month enhancement of the value of their pension and retiree medical subsidy. In addition, new management employees hired after December 31, 2005, are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006, are not eligible for company-subsidized retiree healthcare or retiree life insurance benefits. Beginning July 1, 2006, management employees receive an increased company match on their savings plan contributions.

Net Periodic Cost

The following tables summarize the benefit costs related to our pension and postretirement health care and life insurance plans:

			(Dollars in Millions)
		Pension	Health Care and Life
Three Months Ended September 30,	2006	2005	2006	2005
Service cost	$ 116	$ 173	$ 90	$ 91
Interest cost	508	498	380	372
Expected return on plan assets	(803)	(817)	(83)	(88)
Amortization of prior service cost	12	10	91	74
Actuarial loss, net	46	32	74	67

Net periodic benefit (income) cost	(121)	(104)	552	516

Termination benefits	–	3	–	1
Settlement loss	29	–	–	–

Total (income) cost	$ (92)	$ (101)	$ 552	$ 517

			(Dollars in Millions)
		Pension	Health Care and Life
Nine Months Ended September 30,	2006	2005	2006	2005
Service cost	$ 480	$ 524	$ 272	$ 273
Interest cost	1,525	1,498	1,140	1,114
Expected return on plan assets	(2,409)	(2,456)	(249)	(264)
Amortization of prior service cost	34	31	271	218
Actuarial loss, net	136	94	222	195

Net periodic benefit (income) cost	(234)	(309)	1,656	1,536

Termination benefits	38	3	11	1
Termination benefits – Hawaii operations sold	–	8	–	–
Settlement loss – Hawaii operations sold	–	80	–	–
Curtailment loss – Hawaii operations sold	–	6	–	–
Settlement loss	29	–	–	–

Total (income) cost	$ (167)	$ (212)	$ 1,667	$ 1,537

The termination benefits, settlement loss and curtailment loss amounts pertaining to the Hawaii operations sold were recorded in Sales of Businesses, Net.

Employer Contributions

In 2006, based on the funded status of the plans at December 31, 2005, we anticipate contributions of $1 million to our qualified pension trust, $144 million to our nonqualified pension plans and $1,154 million to our other postretirement benefit plans. During the three months ended September 30, 2006, we made no contributions to our qualified pension trusts, and contributed $24 million to our nonqualified pension plans and $289 million to our other postretirement benefit plans. During the nine months ended September 30, 2006, we made no contributions to our qualified pension trusts, and contributed $94 million to our nonqualified pension plans and $958 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2006 is based on current regulations, including continued pension funding relief. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2005 continue to be accurate.

Severance Benefits

During the three and nine months ended September 30, 2006, we paid severance benefits of $154 million and $308 million, respectively. At September 30, 2006, we had a remaining severance liability of $711 million, which includes future contractual payments to employees separated, or to be separated within 12 months, as of September 30, 2006.

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

Condensed Consolidating Statements of Income Three Months Ended September 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total
Operating revenues	$ –	$ 957	$ 212	$ 22,284	$ (199)	$ 23,254
Operating expenses	39	960	171	18,359	(199)	19,330

Operating income (loss)	(39)	(3)	41	3,925	–	3,924
Equity in earnings of unconsolidated businesses	1,836	3	–	(99)	(1,452)	288
Other income and (expense), net	391	5	1	94	(390)	101
Interest expense	(331)	(43)	(12)	(192)	6	(572)
Minority interest	–	–	–	(1,088)	–	(1,088)

Income (loss) before provision for income taxes and discontinued operations	1,857	(38)	30	2,640	(1,836)	2,653
Income tax benefit (provision)	65	19	(11)	(928)	–	(855)

Income (loss) before discontinued operations	1,922	(19)	19	1,712	(1,836)	1,798
Income from discontinued operations, net of tax	–	–	–	124	–	124

Net income (loss)	$ 1,922	$ (19)	$ 19	$ 1,836	$ (1,836)	$ 1,922

Condensed Consolidating Statements of Income Nine Months Ended September 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total
Operating revenues	$ –	$ 2,908	$ 640	$ 65,015	$ (573)	$ 67,990
Operating expenses	131	2,766	491	54,068	(573)	56,883

Operating income (loss)	(131)	142	149	10,947	–	11,107
Equity in earnings of unconsolidated businesses	4,969	10	–	(444)	(3,919)	616
Other income and (expense), net	1,122	9	14	189	(1,070)	264
Interest expense	(883)	(134)	(43)	(758)	20	(1,798)
Minority interest	–	–	–	(2,942)	–	(2,942)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	5,077	27	120	6,992	(4,969)	7,247
Income tax benefit (provision)	88	(1)	(45)	(2,463)	–	(2,421)

Income before discontinued operations and cumulative effect of accounting change	5,165	26	75	4,529	(4,969)	4,826
Income from discontinued operations, net of tax	–	–	–	381	–	381
Cumulative effect of accounting change, net of tax	–	–	–	(42)	–	(42)

Net income	$ 5,165	$ 26	$ 75	$ 4,868	$ (4,969)	$ 5,165

Condensed Consolidating Statements of Income Three Months Ended September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total
Operating revenues	$ –	$ 993	$ 227	$ 17,386	$ (120)	$ 18,486
Operating expenses	32	924	174	13,979	(120)	14,989

Operating income (loss)	(32)	69	53	3,407	–	3,497
Equity in earnings of unconsolidated businesses	1,747	3	–	88	(1,656)	182
Other income and (expense), net	137	(8)	2	53	(96)	88
Interest expense	(21)	(43)	(16)	(450)	5	(525)
Minority interest	–	–	–	(748)	–	(748)

Income before provision for income taxes and discontinued operations	1,831	21	39	2,350	(1,747)	2,494
Income tax benefit (provision)	38	(5)	(15)	(720)	–	(702)

Income before discontinued operations	1,869	16	24	1,630	(1,747)	1,792
Income from discontinued operations, net of tax	–	–	–	77	–	77

Net income	$ 1,869	$ 16	$ 24	$ 1,707	$ (1,747)	$ 1,869

Condensed Consolidating Statements of Income Nine Months Ended September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Operating revenues	$ –	$ 2,945	$ 683	$ 50,934	$ (341)	$ 54,221
Operating expenses	30	2,682	512	40,578	(341)	43,461

Operating income (loss)	(30)	263	171	10,356	–	10,760
Equity in earnings of unconsolidated businesses	5,233	18	–	244	(4,942)	553
Other income and (expense), net	372	(6)	4	223	(303)	290
Interest expense	(39)	(128)	(48)	(1,398)	12	(1,601)
Minority interest	–	–	–	(2,069)	–	(2,069)

Income before provision for income taxes and discontinued operations	5,536	147	127	7,356	(5,233)	7,933
Income tax benefit (provision)	203	(45)	(49)	(2,495)	–	(2,386)

Income before discontinued operations	5,739	102	78	4,861	(5,233)	5,547
Income from discontinued operations, net of tax	–	–	–	192	–	192

Net income	$ 5,739	$ 102	$ 78	$ 5,053	$ (5,233)	$ 5,739

Condensed Consolidating Balance Sheets At September 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 1,846	$ –	$ 1,846
Short-term investments	–	71	11	1,507	–	1,589
Accounts receivable, net	10	706	114	10,836	(832)	10,834
Other current assets	27,021	150	29	7,157	(27,011)	7,346

Total current assets	27,031	927	154	21,346	(27,843)	21,615
Plant, property and equipment, net	1	6,148	1,137	74,116	–	81,402
Investments in unconsolidated businesses	42,938	116	–	6,129	(44,705)	4,478
Other assets	621	429	388	76,976	(230)	78,184

Total assets	$ 70,591	$ 7,620	$ 1,679	$ 178,567	$ (72,778)	$ 185,679

Debt maturing within one year	$ 8,041	$ 186	$ 273	$ 30,144	$ (27,115)	$ 11,529
Other current liabilities	2,803	993	167	20,549	(728)	23,784

Total current liabilities	10,844	1,179	440	50,693	(27,843)	35,313
Long-term debt	12,916	2,575	417	14,476	(230)	30,154
Employee benefit obligations	392	2,070	254	17,515	–	20,231
Deferred income taxes	153	444	208	21,100	–	21,905
Other liabilities	7	114	24	4,129	–	4,274
Minority interest	–	–	–	27,523	–	27,523
Total shareowners’ investment	46,279	1,238	336	43,131	(44,705)	46,279

Total liabilities and shareowners’ investment	$ 70,591	$ 7,620	$ 1,679	$ 178,567	$ (72,778)	$ 185,679

Condensed Consolidating Balance Sheets At December 31, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Cash	$ –	$ –	$ –	$ 776	$ –	$ 776
Short-term investments	–	216	32	2,250	–	2,498
Accounts receivable, net	20	910	142	9,042	(1,330)	8,784
Other current assets	9,365	166	185	6,999	(9,497)	7,218

Total current assets	9,385	1,292	359	19,067	(10,827)	19,276
Plant, property and equipment, net	1	6,146	1,158	65,848	–	73,153
Investments in unconsolidated businesses	32,593	116	–	10,017	(38,122)	4,604
Other assets	532	472	390	69,933	(230)	71,097

Total assets	$ 42,511	$ 8,026	$ 1,907	$ 164,865	$ (49,179)	$ 168,130

Debt maturing within one year	$ 22	$ 471	$ –	$ 15,999	$ (9,804)	$ 6,688
Other current liabilities	2,511	1,049	176	16,769	(1,023)	19,482

Total current liabilities	2,533	1,520	176	32,768	(10,827)	26,170
Long-term debt	92	2,702	901	28,104	(230)	31,569
Employee benefit obligations	205	1,892	254	15,847	–	18,198
Deferred income taxes	–	537	220	21,958	–	22,715
Other liabilities	1	146	27	3,189	–	3,363
Minority interest	–	–	–	26,435	–	26,435
Total shareowners’ investment	39,680	1,229	329	36,564	(38,122)	39,680

Total liabilities and shareowners’ investment	$ 42,511	$ 8,026	$ 1,907	$ 164,865	$ (49,179)	$ 168,130

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 2,733	$ 965	$ 202	$ 16,710	$ (2,359)	$ 18,251
Net cash from investing activities	(779)	(526)	68	(8,155)	70	(9,322)
Net cash from financing activities	(1,954)	(439)	(270)	(7,485)	2,289	(7,859)

Net increase in cash	$ –	$ –	$ –	$ 1,070	$ –	$ 1,070

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2005

(Dollars in Millions)	Parent	Verizon New England	Verizon South	Other	Adjustments	Total

Net cash from operating activities	$ 4,532	$ 537	$ 212	$ 14,098	$ (4,104)	$ 15,275
Net cash from investing activities	(1,121)	(413)	(167)	(11,820)	(104)	(13,625)
Net cash from financing activities	(3,411)	(124)	(45)	(3,952)	4,208	(3,324)

Net decrease in cash	$ –	$ –	$ –	$ (1,674)	$ –	$ (1,674)

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

Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires the quantification of financial statement errors based on the effects on the current year income statement and the cumulative effects on the balance sheet. SAB 108 is effective December 31, 2006 and we expect that the adoption of SAB 108 will not affect our results of operations or financial position.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit postretirement plan’s funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, the fair value of plan assets must be determined as of the company’s year-end. We are required to adopt SFAS No. 158 effective December 31, 2006. We expect that the impact of adopting SFAS No. 158 will result in a net decrease to shareowners’ investment of approximately $10 billion. However, the impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006, as well as interest rates and other factors that will be applicable as of December 31, 2006.

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

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. As a result, an additional environmental remediation expense of $240 million was recorded in Selling, General and Administrative Expense in the consolidated statements of income in 2003, for remedial activities likely to take place over the next several years. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remaining remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for some or all of the remaining remedial work at the Hicksville site, an adjustment to the remaining reserve may be necessary. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the other sites requiring remediation.

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

Under the terms of an investment agreement, Vodafone had the right to require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times (put windows) at its then fair market value, not to exceed $10 billion in any one put window. In the event Vodafone exercised its put rights, we (instead of Verizon Wireless) had the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest for cash or Verizon stock at our option. Vodafone had the right to require the purchase of up to $10 billion during a 61-day period which opened on June 10 and closed on August 9 in 2006, and did not exercise that right. As a result, Vodafone only has the right to require the purchase of up to $10 billion worth of its interest, during a 61-day period opening on June 10 and closing on August 9 in 2007, under its one remaining put window. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

15. Subsequent Event

Spectrum Purchase

On July 7, 2006, the FCC accepted an application that Verizon Wireless filed in June 2006 seeking to qualify to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction (AWS auction) that commenced on August 9, 2006. On July 17, 2006, Verizon Wireless paid to the FCC a $383 million deposit, which is included in Other Assets in the accompanying condensed consolidated balance sheets, in order to obtain 256 million bidding eligibility units for participation in the AWS auction. On September 18, 2006 the FCC completed the AWS auction and Verizon Wireless was the high bidder on thirteen 20 MHz licenses with bids totaling $2,809 million. An additional $178 million was remitted to the FCC on October 4, 2006. The remaining balance was paid to the FCC on October 19, 2006 and we expect the FCC will grant the licenses in the fourth quarter of 2006 or in the first quarter of 2007.

Disposition of Information Services

In December 2005, we announced that we were reviewing strategic alternatives for the disposition of Information Services. On July 7, 2006 we filed a Form 10 registration statement with the SEC for Verizon Directories Disposition Corporation (VDDC) in a step toward a proposed spin-off of Information Services’ domestic print and Internet yellow pages directories to our stockholders. On October 18, 2006 the Verizon Board of Directors approved the proposed spin-off of our U.S. print and Internet yellow pages directories business to our shareholders. The spin-off will result in a new public company, named Idearc Inc., formerly VDDC (Idearc), that will be separate from Verizon. Subject to the satisfaction of certain conditions, the distribution is expected to occur on or about November 17, 2006 and is expected to qualify as a tax-free distribution to our shareholders.

It is expected that the spin-off will result in each shareowner receiving one share of Idearc stock for 20 shares of Verizon for shareowners of record as of November 1, 2006. As a result of the spin-off transaction, Verizon expects to reduce its debt by approximately $7 billion through a debt-for-debt exchange mechanism and receive approximately $2 billion in cash. We also expect that the spin-off transaction will result in an after tax charge of $100 million to $125 million to our consolidated results, primarily related to costs associated with the transaction. The U.S. print and Internet yellow pages directories results of operations, financial position and cash flows remain in continuing operations in our financial statements until the completion of the spin-off at which time the business will be reported as discontinued operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s Wireline telecommunications business provides local telephone services, including broadband, nationwide long-distance and other communications products and services. As a result of the MCI merger, which closed on January 6, 2006, we also own and operate one of the most expansive end-to-end global Internet Protocol (IP) networks providing access to over 140 countries worldwide and next-generation IP network services to medium and large businesses and government customers. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive wireless networks. Information Services operates directory publishing businesses and provides electronic commerce services. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of 250,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue transformation, devoting more resources to higher growth markets such as wireless, long distance, wireline broadband connections, including digital subscriber lines (DSL) and fiber optics to the home (Verizon’s FiOS data and TV services) and other data services, as well as expanded services to business markets, rather than to traditional wireline voice services, where we have been experiencing access line losses. In the third quarter of 2006, revenues from these growth areas were more than 50% of total revenue. Verizon reported consolidated revenue growth of 25.8% in the third quarter of 2006 compared to the similar period in 2005. This revenue growth was primarily driven by the merger with MCI, as well as higher revenue at Domestic Wireless. Verizon added 1,912,000 wireless customers and 448,000 broadband connections in the third quarter of 2006.

•

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as real estate consolidations and call center routing improvements, has been to significantly change the company’s cost structure and maintain stable operating income margins. Real estate consolidations include our decision to establish Verizon Center for the leadership team. With our deployment of the FiOS network, we expect to realize savings in annual, ongoing operating expenses as a result of efficiencies gained from fiber network facilities. In 2005, Verizon restructured its management retirement benefit plans such that management employees no longer earn pension benefits or earn service towards the company retiree medical subsidy after June 30, 2006, after being provided an 18-month enhancement of the value of their pension and retiree medical benefits, but will receive higher savings plan matching contributions. The net effect of these management benefit plan changes is expected to be a reduction in pretax benefit expenses of approximately $3 billion over 10 years.

•

Capital Allocation – Our capital spending continues to be directed toward growth markets. High-speed wireless data (EV-DO) services, replacement of copper access lines with fiber optics to the home, as well as expanded services to business markets are examples of areas of capital spending in support of these growth markets. In the nine months ended September 30, 2006, capital expenditures were $12,318 million compared to $11,363 million in the nine months ended September 30, 2005. In 2006, Verizon management expects capital expenditures to be in the range of $17.0 billion to $17.4 billion. In addition to capital expenditures, Domestic Wireless continues to participate in the FCC’s wireless spectrum auctions and continues to evaluate spectrum acquisitions in support of expanding data applications and its growing customer base. On September 18, 2006, the FCC completed the Advanced Wireless Services spectrum auction (AWS auction) and Verizon Wireless was the high bidder on thirteen 20 MHz licenses covering a population of nearly 200 million, with bids totaling $2,809 million.

•

Cash Flow Generation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also using cash provided by our operating and investing activities for the repayment of debt in addition to providing a stable dividend to our shareowners. Verizon’s total debt increased to $41,683 million as of September 30, 2006 from $38,257 million as of December 31, 2005, primarily as a result of debt acquired in connection with the MCI merger. However, Verizon’s ratio of debt to debt combined with shareowners’ equity was 47.4% as of September 30, 2006 compared with 49.1% as of December 31, 2005 and 49.7% as of September 30, 2005. Verizon repurchased $1,348 million of its common stock as part of its previously announced program during the nine months ended September 30, 2006. Additionally, Verizon’s balance of cash and cash equivalents at September 30, 2006 was $1,846 million.

Supporting these key focus areas are continuing initiatives to effectively package and enhance the value of our products and services. In 2004, Verizon announced a deployment expansion of FiOS in several states in our service territory. As of the end of 2005, we met our goal of passing three million premises and are on target to pass a total of 6 million premises by year-end 2006. Our FiOS Internet service continues to gain market share against competitive services in a growing broadband market by offering unsurpassed Internet-access speeds, with upstream speeds of up to 10 Mbps (megabits per second) and with plans to offer downstream speeds of up to 100 Mbps. We have achieved a data penetration rate of 14% across all markets where we have been selling FiOS data, with 3.8 million premises open for sale as of the end of the third quarter of 2006. As of September 30, 2006, FiOS data services are available in 16 states. In 2005, Verizon began offering video on the FiOS network in three markets and now video service is available in 7 states and we continue our efforts to acquire franchises to offer video services. As of September 30, 2006, Verizon obtained 165 video franchises covering 3.4 million households with service available for sale to 1.2 million premises. We have set a target of 175,000 FiOS TV customers by year-end 2006, making the service available to 1.8 million households. As of the September 30, 2006, Verizon had 118,000 FIOS TV customers, which is a video service penetration rate of 10% across all markets. FiOS TV includes a collection of all-digital programming with as many as 395 channels, 47 music channels and 27 high-definition television channels. Innovative product bundles include local wireline, long distance, wireless and broadband services for consumer and general business retail customers. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses.

Our integration activities in connection with the MCI merger are continuing on plan. During this period, we have trained our salesforce regarding the products and services available, including new products and bundled product offerings, to the customers of the Verizon Business product line. In 2006, we expect to achieve at least $550 million of merger synergies, and incur integration expenses of approximately $250 million. These synergies include, in part, workforce reductions and data traffic migration onto Verizon’s networks rather than utilizing third party access providers.

At Domestic Wireless, we continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business and provide new and innovative products and services for our customers such as Broadband Access, our Evolution Data Optimized (EV-DO) service. To accomplish our goal of being the acknowledged market leader in providing wireless voice and data communication services in the U.S, we will continue to implement the following key elements of our business strategy:

•	Provide the highest network quality through our code division multiple access (CDMA) 1XRTT technology and EV-DO technology, which significantly increases data transmission rates.

•	Profitably acquire, satisfy and retain our customers and increase the value of our service offerings to customers while achieving revenue and net income growth.

•	Continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

•	Focus on operating margins and capital efficiency by driving down costs and leveraging our scale.

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

On October 18, 2006, the Verizon Board of Directors approved the proposed spin-off of our U.S. print and Internet yellow pages directories business to our shareholders. Additional information related to this transaction is included in the Recent Developments section herein.

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

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Wireline
Verizon Telecom	$ 8,325	$ 8,056		$ 25,104	$ 24,068
Verizon Business	5,201	1,852		15,171	5,550
Intrasegment eliminations	(729)	(463)		(2,214)	(1,361)

	12,797	9,445	35.5%	38,061	28,257	34.7%
Domestic Wireless	9,869	8,351	18.2	27,944	23,615	18.3
Information Services	804	857	(6.2)	2,443	2,608	(6.3)
Corporate & Other	(216)	(167)	29.3	(458)	(461)	(0.7)
Revenues of Hawaii operations sold	–	–	–	–	202	(100.0)

Consolidated Revenues	$ 23,254	$ 18,486	25.8	$ 67,990	$ 54,221	25.4

Consolidated revenues in the third quarter of 2006 were higher by $4,768 million, or 25.8%, and $13,769 million, or 25.4%, for the nine months ended September 30, 2006 compared to the similar periods in 2005. These increases were primarily the result of significantly higher revenues at Wireline and Domestic Wireless, partially offset by the sale of Hawaii operations in the second quarter of 2005.

Revenues at the Wireline segment increased during the third quarter of 2006 by $3,352 million, or 35.5% and $9,804 million, or 34.7% for the nine months ended September 30, 2006 compared to the similar periods in 2005. The increase is primarily attributable to the acquisition of MCI and, to a lesser extent, growth from broadband and long distance services. Broadband connections increased to 6.6 million lines at September 30, 2006, an increase of 45.1% from September 30, 2005. The number of Freedom service plans continue to stimulate growth in long distance services, as the number of packages reached 7.5 million as of September 30, 2006, representing a 48.9% increase from September 30, 2005. These increases were partially offset by declines in wholesale revenues at Verizon Telecom and continued downward pressure due to subscriber losses resulting from technology substitution, including Wireless and Voice over Internet Protocol (VoIP). Wholesale revenues at Verizon Telecom declined by $180 million, or 7.9% for the third quarter of 2006 and by $545 million, or 8.0% for the nine months ended September 30, 2006 compared to similar periods in 2005 primarily due to the exclusion of affiliated access revenues billed to the former MCI mass market entities in the current quarter and year-to-date periods. Revenues at Verizon Business increased primarily due to the acquisition of MCI.

Domestic Wireless’s revenues increased during the third quarter of 2006 by $1,518 million, or 18.2% and $4,329 million, or 18.3% for the nine months ended September 30, 2006 compared to the similar periods in 2005 due to increases in service revenues, including data revenues, and equipment and other revenues. Data revenues were $1,197 million in the third quarter of 2006 and $3,104 million for the nine months ended September 30, 2006, compared to $613 million and $1,512 million in the third quarter of 2005 and the nine months ended September 30, 2005, respectively. Domestic Wireless ended the third quarter of 2006 with 56.7 million customers, an increase of 15.1% over the third quarter of 2005. Domestic Wireless’s retail customer base as of September 30, 2006 was approximately 54.6 million, a 15.6% increase over the third quarter of 2005, and comprised approximately 96.2% of our total customer base. Average service revenue per customer (ARPU) increased by 0.9% to $50.59 in the third quarter of 2006 compared to the similar period in 2005, primarily attributable to increases in data revenue per customer driven by increased use of our messaging and other data services. ARPU increased by 0.3% to $49.68 for the nine months ended September 30, 2006 compared to the similar period in 2005. ARPU per retail customer of $51.21 for the quarter ended September 30, 2006 also grew compared to the similar period in 2005. Increases in wireless devices sold and revenue per unit sold drove increases in equipment and other revenue in the third quarter of 2006 and for the nine months ended September 30, 2006 compared to the similar periods in 2005.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cost of services and sales	$ 8,982	$ 6,361	41.2%	$ 26,349	$ 18,390	43.3%
Selling, general and administrative expense	6,720	5,195	29.4	19,587	15,382	27.3
Depreciation and amortization expense	3,628	3,433	5.7	10,947	10,219	7.1
Sale of businesses, net	–	–	nm	–	(530)	(100.0)

Total Operating Expenses	$ 19,330	$ 14,989	29.0	$ 56,883	$ 43,461	30.9

nm – Not meaningful

Cost of Services and Sales

Consolidated cost of services and sales in the third quarter of 2006 increased $2,621 million, or 41.2% and $7,959 million, or 43.3% for the nine months ended September 30, 2006 compared to the similar periods in 2005. These increases were primarily driven by higher costs attributable to the inclusion of the former MCI operations in the Wireline segment subsequent to the completion of the merger, higher wireless network costs, increases in wireless equipment costs and increases in pension and other postretirement benefit costs, partially offset by the net impact of productivity improvement initiatives.

The higher wireless network costs were caused by increased network usage relating to both voice and data services in the third quarter of 2006 and for the nine months ended September 30, 2006 compared to the similar periods in 2005, partially offset by decreased roaming, local interconnection and long distance rates. Cost of wireless equipment sales increased in the third quarter of 2006 and for the nine months ended September 30, 2006 compared to the similar periods in 2005 primarily as a result of an increase in wireless devices sold due to an increase in gross activations and equipment upgrades, together with an increase in cost per unit.

Costs in these periods were also impacted by increased pension and other postretirement benefit costs. As of December 31, 2005, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2006 assumptions, combined with the impact of lower than expected actual asset returns over the past several years, resulted in pension and other postretirement benefit expense of approximately $332 million in the third quarter of 2006 and $1,100 million for the nine months ended September 30, 2006, compared to net pension and postretirement benefit expense of $319 million and $954 million in the third quarter of 2005 and nine months ended September 30, 2005, respectively. Special and non-recurring items recorded during the third quarter of 2006 included $6 million of merger integration costs.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the third quarter of 2006 increased $1,525 million, or 29.4% and $4,205 million, or 27.3% for the nine months ended September 30, 2006 compared to the similar periods in 2005. These increases were primarily attributable to the inclusion of the former MCI operations in the Wireline segment subsequent to the completion of the merger, increases in the Domestic Wireless segment primarily related to increased salary and benefits expenses, and special and non-recurring charges.

Special and non-recurring items recorded during the third quarter of 2006 include $29 million related to pension settlement losses incurred in connection with our benefit plans. For the nine months ended September 30, 2006, special and non-recurring charges also included $300 million for employee severance and severance-related activities in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were separated in the second and third quarters of 2006. The remaining employees will be separated during the fourth quarter of 2006. Special and non-recurring charges also included $19 million and $151 million in the third quarter of 2006 and nine months ended September 30, 2006 respectively, of merger integration costs, primarily for advertising and other costs related to re-branding initiatives and systems integration activities. Additionally, the third quarter of 2006 and nine months ended September 30, 2006 included $48 million and $138 million, respectively, of special and non-recurring charges for Verizon Center relocation costs. Special and non-recurring items in the third quarter of 2005 and the nine months ended September 30, 2005 included a pretax impairment charge of $125 million pertaining to our leasing operations for airplanes leased to airlines experiencing financial difficulties, partially offset by net pretax gain of $64 million in connection with the relocation of several functions to Verizon Center.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense in the third quarter of 2006 increased $195 million, or 5.7% and $728 million, or 7.1% for the nine months ended September 30, 2006 compared to the similar periods in 2005 primarily due to higher depreciable and amortizable asset bases as a result of the MCI merger and, to a lesser extent, increased capital expenditures.

Sales of Businesses, Net

During the second quarter of 2005, we sold our wireline and directory businesses in Hawaii and recorded a pretax gain of $530 million.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased by $106 million, or 58.2% in the third quarter of 2006 and by $63 million, or 11.4% for the nine months ended September 30, 2006 compared to the similar periods in 2005. The increase for the third quarter of 2006 compared to the similar period of 2005 is primarily driven by additional pension liabilities at CANTV recorded in the prior year quarter as well as higher tax benefits at CANTV and improved operational results. In addition, the increase reflects our proportionate share, or $85 million, of a tax benefit booked at Vodafone Omnitel, partially offset by a similar benefit recorded in the three months ended September 30, 2005 of $76 million. The increase for the nine months ended September 30, 2006 compared to the similar period of 2005 is primarily driven by the aforementioned items described above, partially offset by lower operational results, lower tax benefits and unfavorable foreign exchange fluctuations at Vodafone Omnitel compared with the similar period in 2005.

Other Income and (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Interest income	$ 40	$ 24	66.7%	$ 143	$ 87	64.4%
Foreign exchange gains, net	2	12	(83.3)	5	11	(54.5)
Other, net	59	52	13.5	116	192	(39.6)

Total	$ 101	$ 88	14.8	$ 264	$ 290	(9.0)

The increase in other income and expense, net in the third quarter of 2006 compared to the similar period of 2005 is primarily due to higher interest income as well as higher Other, net income, partially offset by lower foreign exchange gains. Other, net income in the third quarter of 2006 includes leased asset gains compared to leased asset losses in the similar period of 2005. Other, net income in the third quarter of 2006 also includes a pretax gain on the sale of a small domestic investment, while the third quarter of 2005 includes a pretax gain on the sale of a small international business and other investment gains. Additionally, Other, net income in the third quarter of 2005 includes costs of $10 million recorded in connection with the early extinguishment of debt.

The decrease in other income and expense, net for the nine months ended September 30, 2006 compared to the similar period of 2005 is primarily due to lower Other, net income, partially offset by higher interest income. Lower Other, net income in the nine months ended September 30, 2006 was primarily driven by leased asset losses compared to leased asset gains in the similar period of 2005, as well as by higher gains on the sales of businesses and investments in the nine months ended September 30, 2005.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Interest expense	$572	$525	9.0%	$1,798	$1,601	12.3%
Capitalized interest costs	125	100	25.0	350	263	33.1

Total interest costs on debt balances	$697	$625	11.5	$2,148	$1,864	15.2

Average debt outstanding	$41,979	$39,808		$42,441	$39,511
Effective interest rate	6.64%	6.28%		6.75%	6.29%

The increase in interest costs for the third quarter of 2006 and for the nine months ended September 30, 2006 compared to the similar periods in 2005 were due to higher average debt levels of $2,171 million and $2,930 million, respectively, as a result of the debt acquired in connection with the merger with MCI, and higher average interest rates, partially offset by a higher level of interest capitalized in connection with the build-out of our FiOS network.

Minority Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Minority interest	$ 1,088	$ 748	45.5%	$ 2,942	$ 2,069	42.2%

The increase in minority interest expense in the third quarter of 2006 and for the nine months ended September 30, 2006 compared to the similar periods in 2005 is primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Provision for income taxes	$ 855	$ 702	21.8%	$ 2,421	$ 2,386	1.5%
Effective income tax rate	32.2%	28.1%		33.4%	30.1%

The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes, discontinued operations and cumulative effect of accounting change. The effective tax rate for the third quarter of 2006 compared to the similar period of 2005 was higher due to tax benefits recorded in 2005 related to prior year investment losses, the impact of favorable tax benefits resulting from tax reserve adjustments, including audit settlements and other activity in 2005 compared to 2006 and higher state taxes in 2006 due to a favorable legislative change which decreased state taxes in 2005. This increase in the 2006 rate compared to the 2005 rate was partially offset by higher foreign related tax benefits as well as by benefits provided by the American Jobs Creation Act of 2004. The effective tax rate for the nine months ended September 30, 2006 compared to the similar period of 2005 was higher as a result of those items described above, with the exception of lower state taxes benefiting the 2006 period compared to the similar period of 2005. In addition, principally as a result of the capital gain realized in the second quarter of 2005 in connection with the sale of our Hawaii businesses, we recorded tax benefits of $336 million in 2005 primarily related to previous investment losses, which was largely offset by a net tax provision of $211 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004.

Cumulative Effect of Accounting Change

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure) for all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year is recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for 2006, 2005 and 2004 are less than what would have been recorded if the fair value method had been applied to previously issued awards.

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

Discontinued Operations

Verizon Dominicana and Telecomunicaciones de Puerto Rico, Inc.

During the second quarter of 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, a wireless service provider throughout Latin America, and a company owned jointly by Telmex and América Móvil. We agreed to sell our 100 percent indirect interest in Verizon Dominicana and our 52 percent interest in TELPRI to América Móvil. An entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in CANTV.

Upon closing, the transactions are expected to result in pretax proceeds of approximately $3,700 million, prior to purchase price adjustments as defined in the sale agreements. Each transaction is subject to separate regulatory approvals and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sale of our interest in TELPRI in 2006 or 2007. In September 2006, we extended the expiration date of the Verizon Dominicana and CANTV transactions until December 29, 2006. The transactions are expected to close subject to the receipt of regulatory approvals. Although we anticipate pretax gains on the transactions, in the case of Verizon Dominicana, the U.S. taxes that will become payable and be recorded at the time the transaction closes will significantly exceed the amount of the pretax gain. In addition, the government tax authority in the Dominican Republic has issued an assessment of capital gains tax in connection with the proposed transaction. We believe that the assessment is without merit, have filed an appeal and are contesting it vigorously. We are unable to predict the ultimate outcome of this proceeding or its effect on the transaction.

Income from discontinued operations, net of tax increased by $47 million, or 61.0% in the third quarter of 2006 and $189 million, or 98.4% for the nine months ended September 30, 2006 compared to the similar periods in 2005. These increases were primarily due to the cessation of depreciation on fixed assets in the third quarter of 2006, consistent with the accounting requirements for discontinued operations, and the sale of directory publication rights of TELPRI, as well as the cessation of depreciation during the nine months ended September 30, 2006.

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

Wireline

The Wireline segment, which includes the operations of the former MCI, consists of the operations of Verizon Telecom, a provider of telephone services, including voice, broadband, data, network access, long distance, video, and other services to consumer and small business customers and carriers, and Verizon Business, a provider of next-generation IP network services globally to medium and large businesses and government customers. As discussed earlier under “Consolidated Results of Operations,” in the second quarter of 2005, we sold wireline properties in Hawaii representing approximately 700,000 access lines or 1% of the total Verizon Telecom switched access lines in service. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii properties that have been sold.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Verizon Telecom
Mass Markets	$ 5,640	$ 5,145	9.6%	$ 17,014	$ 15,376	10.7%
Wholesale	2,104	2,284	(7.9)	6,262	6,807	(8.0)
Other	581	627	(7.3)	1,828	1,885	(3.0)
Verizon Business
Enterprise Business	3,562	1,501	137.3	10,338	4,521	128.7
Wholesale	844	351	140.5	2,515	1,029	144.4
International and Other	795	–	nm	2,318	–	nm
Intrasegment Eliminations	(729)	(463)	57.5	(2,214)	(1,361)	62.7

Total Wireline Operating Revenues	$ 12,797	$ 9,445	35.5	$ 38,061	$ 28,257	34.7

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

The increase in mass market revenue of $495 million, or 9.6% in the third quarter of 2006 and $1,638 million, or 10.7% for the nine months ended September 30, 2006 compared to the similar periods in 2005 was due to the inclusion of revenues from the former MCI in the current year and growth from broadband and long distance, offset by lower demand and usage of our basic local exchange and accompanying services attributable to subscriber losses due to technology substitution, including wireless and VoIP.

We added 1,429,000 new broadband connections, including 352,000 for FiOS in the nine months ended September 30, 2006. For the third quarter 2006, we added 448,000 broadband connections, including 147,000 for FiOS, for a total of 6,573,000 lines at September 30, 2006, representing a 45.1% increase from September 30, 2005. Our Freedom service plans continue to stimulate growth in long distance services, as the number of packages reached 7.5 million as of September 30, 2006, representing a 48.9% increase from September 30, 2005. As of September 30, 2006, approximately 57% of our legacy Verizon wireline customers have chosen Verizon as their long distance carrier.

A 7.5% decline in switched access lines in service from third quarter 2005 to third quarter 2006 was mainly driven by the effects of competition and technology substitution. Demand for legacy Verizon residential access lines declined 6.8% at September 30, 2006 compared to September 30, 2005, as customers substituted wireless, broadband and cable services for traditional landline services. At the same time, legacy Verizon business access lines declined 3.2% at September 30, 2006 compared to September 30, 2005, primarily reflecting competition and a shift to high-speed, high-volume special access lines.

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

Wholesale revenues decreased by $180 million, or 7.9% in the third quarter of 2006 and by $545 million, or 8.0% for the nine months ended September 30, 2006 compared to the similar periods in 2005, due to the exclusion of affiliated access revenues billed to the former MCI mass market entities in the current quarter and year-to-date periods, and declines in legacy Verizon switched access revenues and local wholesale revenues, offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the third quarter of 2006 and for the nine months ended September 30, 2006 compared to the similar periods in 2005, reflecting the impact of access line loss and technology substitution. Wholesale lines decreased by 18.2% due to the impact of a decision by a major competitor to deemphasize their local market initiatives in 2005. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, partially offset by lessening demand for older, low-speed data products and services. As of September 30, 2006, customer demand for high capacity and digital data services increased 9.3% compared to the similar period in 2005.

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

Verizon Telecom’s revenues from other services decreased by $46 million, or 7.3% in the third quarter, and by $57 million, or 3.0% for the nine months ended September 30, 2006 compared to the similar periods in 2005. Revenue increases, due to the inclusion of revenues from the former MCI in the current year, were more than offset by decreases due to the dissolution of non-strategic businesses, including the termination of a large commercial inventory management contract in 2005, and reduced business volumes.

Verizon Business

Enterprise Business

Our Enterprise Business market provides voice, data and internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition, the Enterprise Business market also provides value-added services that make communications more secure, reliable and efficient, and managed network services for customers that outsource all or portions of their communications and information processing operations. Traditional local and long distance services comprise $1,655 million, or 46.5% of revenue in the quarter ended September 30, 2006, and $4,872 million or 47.1% of revenue for the nine months ended September 30, 2006. Enterprise Business also provides data services such as Private Line, Frame Relay and ATM services, both domestically and internationally, as well as managed network services to its customers.

Enterprise Business revenues increased by $2,061 million, or 137.3% in the third quarter of 2006 and by $5,817 million or 128.7% for the nine months ended September 30, 2006 compared to the similar periods in 2005 primarily due to the acquisition of MCI. Data services revenue represented $1,389 million, or 39.0% of Enterprise Business’s revenue stream in the third quarter of 2006 and $4,010 million or 38.8% for the nine months ended September 30, 2006. Internet services revenue was $518 million for the third quarter of 2006, or 14.5% of Enterprise Business’s revenues and $1,456 million or 14.1% for the nine months ended September 30, 2006. The Internet suite of products is Enterprise Business’s fastest growing product line and includes Private IP, IP VPN, Web Hosting and VoIP.

Wholesale

Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as traffic that originates in the United States and terminates in a different country.

Verizon Business wholesale revenues increased by $493 million, or 140.5%, in the third quarter of 2006 and by $1,486 million, or 144.4% for the nine months ended September 30, 2006 compared to the similar period in 2005, primarily due to the MCI acquisition. Local and long distance voice products, including transport, represented $596 million or 70.6% of the market’s total revenue in the third quarter of 2006, and $1,751 million or 69.6% for the nine months ended September 30, 2006. Wholesale revenue is influenced by aggressive competitive pricing, in particular long distance voice services. Wholesale data and Internet revenues were $248 million or 29.4% of total Wholesale revenue in the third quarter of 2006 and $764 million or 30.4% of total Wholesale revenue for the nine months ended September 30, 2006.

International and Other

International operations serve businesses, government entities and telecommunication carriers outside of the United States. Other operations include our Skytel paging business.

Our revenues from International and Other were $795 million in the third quarter of 2006 and $2,318 million in the nine months ended September 30, 2006. This market represents a new revenue stream to Verizon resulting from the MCI acquisition. International and Other had voice revenue of $472 which comprised 59.4% of the total International and Other revenues in the third quarter of 2006, and $1,371 million or 59.1% of the total International and Other revenues for the nine months ended September 30, 2006. Internet revenues in the third quarter of 2006 represented $228 million, or 28.7%, of total International and Other revenues and $655 million or 28.3% of total International and Other revenues for the nine months ended September 30, 2006. Data revenues were $95 million, or 11.9% of total International and Other revenues in the third quarter of 2006 and $292 million or 12.6% of total International and Other revenues for the nine months ended September 30, 2006.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cost of services and sales	$ 6,205	$ 3,932	57.8%	$ 18,326	$ 11,633	57.5%
Selling, general and administrative expense	3,093	2,016	53.4	9,142	6,288	45.4
Depreciation and amortization expense	2,376	2,197	8.1	7,164	6,582	8.8

	$ 11,674	$ 8,145	43.3	$ 34,632	$ 24,503	41.3

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

Cost of services and sales increased by $2,273 million, or 57.8% in the third quarter of 2006 and $6,693 million, or 57.5% for the nine months ended September 30, 2006 compared to the similar periods in 2005. This increase was primarily due to the MCI merger partially offset by the net impact of other cost changes. Higher costs associated with our growth businesses and annual wage increases were partially offset by productivity improvement initiatives, which reduced cost of services and sales expenses in the current periods. Both periods in 2006 were also impacted by increased net pension and other postretirement benefit costs. As of December 31, 2005, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2006 assumptions, combined with the impact of lower than expected actual asset returns over the past several years, resulted in pension and other postretirement benefit expense of $331 million (primarily in cost of services and sales) in the third quarter of 2006 and $1,081 million for the nine months ended September 30, 2006, compared to net pension and postretirement benefit expense of $312 million and $931 million in the third quarter of 2005 and nine months ended September 30, 2005, respectively. Further, expenses decreased in both periods due to the dissolution of non-strategic businesses, including the termination of a large commercial inventory management contract in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expenses in the third quarter of 2006 increased by $1,077 million or 53.4% and $2,854 million or 45.4% for the nine months ended September 30, 2006 compared to the similar periods in 2005. This increase was primarily due to the inclusion of expenses from the former MCI in the current year and gains on the sale of real estate in the third quarter of 2005, partially offset by the impact of other cost changes. Additionally, there were charges related to miscellaneous adjustments at Verizon New England, partially offset by similar items at other Wireline companies. Expense reductions were attributable to cost reduction initiatives and lower bad debt costs.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $179 million, or 8.1% in the third quarter of 2006 and $582 million, or 8.8% for the nine months ended September 30, 2006 compared to the similar periods in 2005 was mainly driven by the acquisition of MCI’s depreciable property and equipment and finite-lived intangibles, including its customer lists and capitalized non-network software, measured at fair value and by growth in depreciable telephone plant, partially offset by lower rates of depreciation. Amortization expense increased by $69 million in the third quarter of 2006 and $218 million for the nine months ended September 30, 2006 compared to the similar periods in 2005, primarily due to a higher level of capitalized non-network software and amortization of the acquired MCI intangibles.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Segment Income	$ 393	$ 537	(26.8)%	$ 1,200	$ 1,500	(20.0)%

Segment income decreased by $144 million, or 26.8% in the third quarter of 2006 and by $300 million, or 20.0% for the nine months ended September 30, 2006 compared to the similar periods in 2005, due to the after-tax impact of operating revenues and operating expenses described above partially offset by favorable income tax adjustments.

Special and non-recurring items not included in Verizon Wireline’s segment income totaled $44 million and $(64) million in the third quarter of 2006 and 2005, respectively. Special and non-recurring items in the third quarter of 2006 included costs associated with pension settlement losses, merger integration costs as well as Verizon Center relocation-related costs. Special and non-recurring items in the third quarter of 2005 included a net gain on the sale of a New York City office building and Verizon Center relocation-related costs. Special and non-recurring items during the nine months ended September 30, 2006 of $300 million included costs associated with severance activity, pension settlement losses, Verizon Center relocation-related costs, merger integration costs and costs associated with the redemption and refinancing of debt acquired from MCI. Special and non-recurring items totaling $(287) million for the nine months ended September 30, 2005 related to the Hawaii results of operations and gain on the sale of the Hawaii wireline operations, the net gain on the sale of a New York City office building and Verizon Center relocation-related costs.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Wireless sales and services	$ 9,869	$ 8,351	18.2%	$ 27,944	$ 23,615	18.3%

Domestic Wireless’s total revenues increased by $1,518 million, or 18.2% in the third quarter of 2006 and $4,329 million, or 18.3% for the nine months ended September 30, 2006 compared to the similar periods in 2005. Service revenue of $8,469 million in the third quarter of 2006 increased by $1,199 million, or 16.5%, compared to the similar period in 2005, and service revenue of $24,114 million for the nine months ended September 30, 2006 increased by $3,413 million, or 16.5%, compared to the similar period in 2005. The service revenue increases were primarily due to a 15.1% increase in customers as of September 30, 2006 compared to September 30, 2005 and increases in data revenue. Equipment and other revenue increased $319 million, or 29.5% in the third quarter of 2006 and $916 million, or 31.4% for the nine months ended September 30, 2006 compared to the similar periods in 2005 principally as a result of increases in equipment revenue caused by increases in wireless devices sold and revenue per unit sold. Other revenue increased due to increases in revenue associated with regulatory fees, primarily the universal service fund, and cost recovery surcharges.

Our Domestic Wireless segment ended the third quarter of 2006 with approximately 56.7 million customers, compared to 49.3 million customers at the end of the third quarter of 2005. Domestic Wireless added approximately 1.9 million customers during the third quarter of 2006, unchanged compared to third quarter of 2005. We added 5.4 million net customers during the nine months ended September 30, 2006 compared to 5.5 million during the similar period in 2005. All of the net customers added during the third quarter of 2006 and substantially all of the net customers added during the nine months ended September 30, 2006 were retail customers. The overall composition of our Domestic Wireless customer base as of September 30, 2006 was 93% retail postpaid, 3% retail prepaid and 4% resellers. The average monthly churn rate, the rate at which customers disconnect service, decreased to 1.24% in the third quarter of 2006 and decreased to 1.18% for the nine months ended September 30, 2006 compared to 1.29% in the third quarter of 2005 and 1.28% for the nine months ended September 30, 2005. Retail postpaid churn decreased to 0.95% in the third quarter of 2006 and decreased to 0.92% for the nine months ended September 30, 2006, compared to 1.08% in the third quarter of 2005 and 1.07% for the nine months ended September 30, 2005.

Average service revenue per customer per month increased slightly to $50.59 in the third quarter of 2006 and $49.68 for the nine months ended September 30, 2006 compared to the similar periods in 2005. Average service revenue per customer included a 69% increase in data revenue per customer for the third quarter of 2006 and a 77% increase for the nine months ended September 30, 2006, compared to similar periods in 2005, driven by increased use of our messaging and other data services. However, Domestic Wireless continues to experience an increase in the proportion of customers on our family share price plans, which put downward pressure on average service revenue per customer during the three and nine months ended September 30, 2006. Data revenues of $1,197 million, or 14.1% of service revenues in the third quarter of 2006 increased by $584 million, or 95.3% compared to the similar period in 2005. Data revenues of $3,104 million, or 12.9% of service revenues for the nine months ended September 30, 2006 increased $1,592 million, or 105.3% compared to the similar period in 2005. Data revenue represented 8.4% and 7.3% of service revenues for the three and nine months ended September 30, 2005, respectively.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cost of services and sales	$ 2,930	$ 2,519	16.3%	$ 8,347	$ 6,899	21.0%
Selling, general and administrative expense	3,132	2,814	11.3	8,837	8,051	9.8
Depreciation and amortization expense	1,220	1,199	1.8	3,684	3,524	4.5

	$ 7,282	$ 6,532	11.5	$ 20,868	$ 18,474	13.0

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $411 million, or 16.3% for the third quarter of 2006 and $1,448 million, or 21.0% for the nine months ended September 30, 2006 compared to the similar periods in 2005. Cost of services increased due to higher wireless network costs in the current year periods caused by increased network usage relating to both voice and data services, partially offset by lower roaming, local interconnection and long distance rates. Cost of equipment sales grew by 21.9% in the third quarter of 2006 and 27.0% for the nine months ended September 30, 2006 compared to the similar periods in 2005. The increases were primarily attributed to an increase in wireless devices sold, resulting from an increase in equipment upgrades and gross retail activations, together with an increase in cost per unit, in the third quarter of 2006 and the nine months ended September 30, 2006, compared to the similar periods in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $318 million, or 11.3% in the third quarter of 2006 and $786 million, or 9.8% for the nine months ended September 30, 2006 compared to the similar periods in 2005. These increases were primarily due to an increase in salary and benefits expense of $168 million for the third quarter of 2006 and $399 million for the nine months ended September 30, 2006, compared to the similar periods in 2005. The salary and benefits expense increase was the result of an increase in employees, primarily in the sales and customer care areas, and higher per employee salary and benefit costs. Increases in advertising and promotion expenses, as well as costs associated with regulatory fees, primarily the universal service fund, also contributed to the increases in the third quarter of 2006 and the nine months ended September 30, 2006, compared to the similar periods in 2005.

Depreciation and Amortization Expense

Depreciation and amortization increased by $21 million, or 1.8% in the third quarter of 2006 and $160 million, or 4.5% for the nine months ended September 30, 2006 compared to the similar periods in 2005. These increases were primarily due to increased depreciation expense related to the increase in depreciable assets.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Segment Income	$ 804	$ 574	40.1%	$ 2,164	$ 1,524	42.0%

Segment income increased by $230 million, or 40.1% in the third quarter of 2006 and by $640 million, or 42.0% for the nine months ended September 30, 2006 compared to the similar periods in 2005 primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. The minority interest relates to the significant minority interest attributable to Vodafone.

Information Services

Information Services’ multi-platform business is comprised of: print yellow pages directories; SuperPages.com, our online directory and search services; and SuperPages Mobile, our directory and information services on wireless telephones. This segment’s operations are principally in the United States (see Recent Developments for information related to the approved spin-off of Information Services).

In 2005, in connection with the sale of Verizon’s wireline properties in Hawaii discussed earlier under “Consolidated Results of Operations,” we sold our directory operations in Hawaii. For comparability purposes, the results of operations shown in the tables below exclude the Hawaii operations that were sold.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Operating Revenues	$ 804	$ 857	(6.2)%	$ 2,443	$ 2,608	(6.3)%

Operating revenues decreased $53 million, or 6.2%, in the third quarter of 2006 and $165 million, or 6.3%, for the nine months ended September 30, 2006 compared to the similar periods in 2005. These decreases were primarily due to reduced domestic print advertising revenue and the impact of the sale of small international operations. Revenue from SuperPages.com increased 22.4% in the third quarter and 13.6% for the nine months ended September 30, 2006 compared to the similar periods in 2005.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Cost of services and sales	$ 131	$ 141	(7.1)%	$ 420	$ 444	(5.4)%
Selling, general and administrative expense	278	252	10.3	812	826	(1.7)
Depreciation and amortization expense	22	23	(4.3)	67	69	(2.9)

	$ 431	$ 416	3.6	$ 1,299	$ 1,339	(3.0)

Cost of services and sales decreased in the third quarter $10 million, or 7.1%, and $24 million, or 5.4%, for the nine months ended September 30, 2006 compared to the similar periods in 2005. These decreases were primarily due to the sale of small international operations and decreased printing costs, partially offset by increased traffic expense associated with SuperPages.com.

Selling, general and administrative expenses in the third quarter increased $26 million, or 10.3%, and decreased $14 million, or 1.7%, for the nine months ended September 30, 2006. The third quarter increase is primarily due to higher sales and marketing expenses in the domestic market offset by the impact of the sale of small international operations and decreases in domestic bad debt expense. The decrease for the nine months ended September 30, 2006 is largely due to lower expenses due to the sale of international directory publishing operations and decreased bad debt expense partially offset by higher sales and marketing expenses in the domestic market.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	% Change	2006	2005	% Change

Segment Income	$ 249	$ 279	(10.8)%	$ 728	$ 798	(8.8)%

Segment Income decreased in the third quarter $30 million, or 10.8%, and $70 million, or 8.8%, for the nine months ended September 30, 2006 compared to the similar periods in 2005. These decreases are primarily the result of the after-tax impact of operating revenues and operating expenses described above.

Special Items

Merger Integration Costs

During the three and the nine months ended September 30, 2006, we recorded pretax charges of $25 million ($16 million after-tax, or $.01 per diluted share) and $157 million ($99 million after-tax, or $.03 per diluted share), respectively, related to integration costs associated with the MCI acquisition that closed on January 6, 2006. These costs are primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities. There were no similar charges incurred during the comparable periods in 2005.

Facility and Employee-Related Items

During the three and the nine months ended September 30, 2006, we recorded pretax charges of $48 million ($31 million after-tax, or $.01 per diluted share) and $138 million ($88 million after-tax, or $.03 per diluted share), respectively, in connection with the relocation of several functions to Verizon Center.

During the third quarter of 2006, we recorded net pretax pension settlement losses of $29 million ($17 million after-tax, or $.01 per diluted share) related to employees that received lump-sum distributions during 2006 primarily resulting from our separation plans. These charges were recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires that settlement losses be recorded once prescribed payment thresholds have been reached. There were no similar items incurred during the comparable period in 2005.

During the second quarter of 2006, we recorded pretax charges of $300 million ($186 million after-tax, or $.06 per diluted share), for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were separated in the second and third quarters. The remaining employees will be separated during the fourth quarter of 2006.

During the third quarter of 2005, we recorded a net pretax gain of $64 million ($37 million after-tax, or $.01 per diluted share) in connection with the relocation of several functions to Verizon Center, including a pretax gain of $120 million ($72 million after-tax, or $.03 per diluted share) related to the sale of a New York City office building, partially offset by a pretax charge of $56 million ($35 million after-tax, or $.01 per diluted share) primarily associated with relocation-related employee severance costs and related activities.

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

Also during the second quarter of 2005, we recorded a net tax provision of $232 million ($.08 per diluted share) related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, for two of Verizon’s foreign investments. There were no similar tax matters during the comparable periods in 2006.

Other Special Items

During the first quarter of 2006, we recorded pretax charges of $26 million ($16 million after-tax, or $.01 per diluted share) resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger.

During the third quarter of 2005, we recorded pretax charges of $135 million ($131 million after-tax, or $.05 per diluted share) including a pretax impairment charge of $125 million ($125 million after-tax, or $.04 per diluted share) pertaining to our leasing operations for aircraft leases involved in recent airline bankruptcy proceedings and a pretax charge of $10 million ($6 million after-tax, or less than $.01 per diluted share) in connection with the early extinguishment of debt.

Consolidated Financial Condition

	Nine months Ended September 30,
(Dollars in Millions)	2006	2005	$ Change

Cash Flows Provided By (Used In)
Operating activities	$ 18,251	$ 15,275	$ 2,976
Investing activities	(9,322)	(13,625)	4,303
Financing activities	(7,859)	(3,324)	(4,535)

Increase (decrease) in Cash and Cash Equivalents	$ 1,070	$ (1,674)	$ 2,744

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The increase in cash from operating activities for the nine months ended September 30, 2006 compared to the similar period of 2005 was primarily due to lower pension contributions, higher minority interest earnings and lower dividends paid to minority partners. The nine months ended September 30, 2005 includes significant repatriations of foreign earnings of unconsolidated businesses offset by taxes paid related to foreign operations and investments sold during the fourth quarter of 2004.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources and facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $7,344 million in our Wireline business during the nine months ended September 30, 2006 compared to $6,216 million in the similar period in 2005. We also invested $4,801 million in our Domestic Wireless business during the nine months ended September 30, 2006 compared to $4,962 million in the similar period in 2005. The increase in capital spending at Wireline is mainly driven by the acquisition of MCI, coupled with increased spending in high growth areas such as broadband. Capital spending at Domestic Wireless represents our continuing effort to invest in this high growth business. Capital expenditures including capitalized software are expected to be $17.0 billion to $17.4 billion for the full year 2006.

We received net cash proceeds of $1,037 million from acquisitions and investments in businesses during the nine months ended September 30, 2006, primarily driven by MCI’s cash balances of $2,361 million at the date of the merger, partially offset by our cash payment to MCI shareholders of $779 million, and a $383 million deposit to acquire broadband wireless licenses in connection with the FCC’s Advanced Wireless Services spectrum auction and $52 million to acquire other wireless properties and licenses. During the nine months ended September 30, 2005, we invested $4,630 million in acquisitions and investments in businesses, including $3,003 million to acquire NextWave’s personal communications services licenses, $641 million to acquire 63 broadband wireless licenses in connection with FCC auction 58, $419 million to purchase Qwest Wireless, LLC’s spectrum licenses and wireless network assets in several existing and new markets, $230 million to purchase spectrum from MetroPCS, Inc. and $263 million for other wireless properties and licenses. During the nine months ended September 30, 2005, we received cash proceeds of $1,326 million in connection with the sale of Verizon’s wireline and directory operations in Hawaii.

Other, net investing activities during the nine months ended September 30, 2006 includes cash proceeds of $335 million from leasing activities, $256 million from property sales and $89 million from the sale of small international investments. Other, net investing activities during the nine months ended September 30, 2005 includes $1,121 million for the purchase of 43.4 million shares of MCI stock from eight entities affiliated with Carlos Slim Helú, offset by cash proceeds of $680 million from property sales, including a New York City office building, $349 million of repatriated proceeds from the sales of European investments in prior years and $312 million from leasing activities.

Under the terms of an investment agreement, Vodafone had the right to require Verizon Wireless to purchase up to an aggregate of $20 billion worth of Vodafone’s interest in Verizon Wireless at designated times (put windows) at its then fair market value, not to exceed $10 billion in any one put window. In the event Vodafone exercised its put rights, we (instead of Verizon Wireless) had the right, exercisable at our sole discretion, to purchase up to $12.5 billion of Vodafone’s interest for cash or Verizon stock at our option. Vodafone had the right to require the purchase of up to $10 billion during a 61-day period which opened on June 10 and closed on August 9 in 2006, and did not exercise that right. As a result, Vodafone only has the right to require the purchase of up to $10 billion worth of its interest, during a 61-day period opening on June 10 and closing on August 9 in 2007, under its one remaining put window. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt.

Cash Flows Used In Financing Activities

Cash of $2,917 million was used to reduce our total debt during the nine months ended September 30, 2006. We repaid $6,838 million of Wireline debt, including premiums associated with the retirement of $5,665 million of aggregate principal amount of long-term debt assumed in connection with the MCI merger. The Wireline repayments also included the early retirement/prepayment of $694 million of long-term debt and $155 million of other long-term debt at maturity. Also, we redeemed the $1,375 million accreted principal of our remaining zero-coupon convertible notes and retired $482 million of other corporate long-term debt at maturity. These repayments were partially offset by our issuance of long-term debt with a total aggregate principal amount of $4,000 million, resulting in cash proceeds of $3,958 million, net of discounts, issuance costs and the receipt of cash proceeds related to hedges on the interest rate of an anticipated financing. We also increased our short-term borrowings by $1,831 million.

The net cash proceeds of $224 million from the increase in our total debt during the nine months ended September 30, 2005 was primarily due to the issuance by Verizon of long-term debt with a total principal amount of $1,500 million, resulting in total cash proceeds of $1,478 million, net of discounts and costs, and an increase in our short-term borrowings of $1,109 million. This increase was largely offset by repayments of long-term debt at Domestic Wireless and Domestic Telecom of $1,533 million and $727 million, respectively.

Our ratio of debt to debt combined with shareowners’ equity was 47.4% at September 30, 2006 compared with 49.1% at December 31, 2005.

As of September 30, 2006, we had no bank borrowings outstanding. In addition, we had approximately $6.2 billion of unused bank lines of credit (including a $6.0 billion three-year committed facility which expires in September 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $4.5 billion of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. In order to simplify and streamline our financing entities, Verizon Global Funding merged into Verizon Communications on February 1, 2006. Verizon Communications is now the primary issuer of all long-term and short-term debt for Verizon. The short-term ratings of Verizon Communications are: Moody’s P-2; S&P A-1; and Fitch F1. The long-term ratings of Verizon Communications are: Moody’s A3 with stable outlook; S&P A with negative outlook; and Fitch A+ with stable outlook. In June 2006, the long-term debt rating of Verizon Wireless was upgraded by Moody’s to A2 from A3 and assigned a stable outlook and the long-term debt rating of Verizon Communications was affirmed at A3 with a stable outlook.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

During the nine months ended September 30, 2006, we repurchased $1,348 million of our common stock as part of our previously announced common stock repurchase program.

As in prior quarters, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first, second and third quarters of 2006 and 2005, we announced quarterly cash dividends of $.405 per share.

Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2006 totaled $1,846 million, a $1,070 million increase from cash and cash equivalents at December 31, 2005 of $776 million.

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

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our unaudited condensed consolidated balance sheets. We also transact and hold cash balances in foreign currencies. The translation gains and losses of foreign currency transactions and balances are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. During the third quarter of 2006, the translation of these cash balances was not material. At September 30, 2006, our primary translation exposure was to the Venezuelan bolivar, the Dominican Republic peso, the British pound and the Euro.

Other Factors That May Affect Future Results

Recent Developments

Spectrum Purchases

On July 7, 2006, the FCC accepted an application that Verizon Wireless filed in June 2006 seeking to qualify to bid on any of the licenses being sold in the Advanced Wireless Services spectrum auction (AWS auction) that commenced on August 9, 2006. On July 17, 2006, Verizon Wireless paid to the FCC a $383 million deposit, which is included in Other Assets in the accompanying condensed consolidated balance sheets, in order to obtain 256 million bidding eligibility units for participation in the AWS auction. On September 18, 2006 the FCC completed the AWS auction and Verizon Wireless was the high bidder on thirteen 20 MHz licenses with bids totaling $2,809 million. An additional $178 million was remitted to the FCC on October 4, 2006. The remaining balance was paid to the FCC on October 19, 2006 and we expect the FCC will grant the licenses in the fourth quarter of 2006 or in the first quarter of 2007.

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

Dispositions of Businesses and Investments

Verizon Dominicana, TELPRI and CANTV

On April 3, 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V., a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. and América Móvil. In those transactions, we agreed to sell our 100% indirect interest in Verizon Dominicana to América Móvil. Also, América Móvil agreed to purchase our 52 percent interest in TELPRI. Additionally, an entity jointly owned by América Móvil and Telmex has agreed to purchase our indirect 28.5 percent interest in CANTV.

Each transaction is subject to separate regulatory approvals and none of the sales is contingent on the closing of any of the other transactions. We expect to close the sale of our interest in TELPRI in 2006 or 2007. In September 2006, we extended the expiration date of the Verizon Dominicana and CANTV transactions until December 29, 2006. The transactions are expected to close subject to the receipt of regulatory approvals. Although we anticipate pretax gains on the transactions, in the case of Verizon Dominicana, the U.S. taxes that will become payable and be recorded at the time the transaction closes will significantly exceed the amount of the pretax gain. In addition, the government tax authority in the Dominican Republic has issued an assessment of capital gains tax in connection with the proposed transaction. We believe that the assessment is without merit, have filed an appeal and are contesting it vigorously. We are unable to predict the ultimate outcome of this proceeding or its effect on the transaction.

Information Services

In December 2005, we announced that we were reviewing strategic alternatives for the disposition of Information Services. On July 7, 2006 we filed a Form 10 registration statement with the SEC for Verizon Directories Disposition Corporation (VDDC) in a step toward a proposed spin-off of Information Services’ domestic print and Internet yellow pages directories to our stockholders. On October 18, 2006 the Verizon Board of Directors approved the proposed spin-off of our U.S. print and Internet yellow pages directories business to our shareholders. The spin-off will result in a new public company, named Idearc Inc., formerly VDDC (Idearc), that will be separate from Verizon. Subject to the satisfaction of certain conditions, the distribution is expected to occur on or about November 17, 2006 and is expected to qualify as a tax-free distribution to our shareholders.

It is expected that the spin-off will result in each shareowner receiving one share of Idearc stock for 20 shares of Verizon for shareowners of record as of November 1, 2006. As a result of the spin-off transaction, Verizon expects to reduce its debt by approximately $7 billion through a debt-for-debt exchange mechanism and receive approximately $2 billion in cash. We also expect that the spin-off transaction will result in an after tax charge of $100 million to $125 million to our consolidated results, primarily related to costs associated with the transaction. The U.S. print and Internet yellow pages directories results of operations, financial position and cash flows remain in continuing operations in our financial statements until the completion of the spin-off at which time the business will be reported as discontinued operations.

Telephone Access Lines

We continually consider plans for a reduction in the size of our access line business through a spin-off, sale or other disposition, so that we may pursue our strategy of placing greater focus on the higher growth businesses of broadband and wireless.

Cellular Partnership

In August 2002, Verizon Wireless and Price Communications Corp. (Price) combined Price’s wireless business with a portion of Verizon Wireless. The resulting limited partnership, Verizon Wireless of the East LP (VZ East), is controlled and managed by Verizon Wireless. In exchange for its contributed assets, Price received a limited partnership interest in the new partnership which was exchangeable into the common stock of Verizon Wireless if an initial public offering of that stock occurred, or into the common stock of Verizon on the fourth anniversary of the asset contribution date. On August 15, 2006, Verizon delivered 29.5 million shares of newly-issued Verizon common stock to Price valued at $1,007 million in exchange for Price’s limited partnership interest in VZ East. The issuance of these shares was previously reflected in the diluted earnings per share as exchangeable equity interest.

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

As noted above, the FCC has concluded that the requirement under Section 251 of the Telecommunications Act of 1996 to provide unbundled network elements at TELRIC prices generally does not apply with respect to broadband facilities, such as fiber to the premises loops, the packet-switched capabilities of hybrid loops and packet switching. The FCC also has held that any separate unbundling obligations that may be imposed by Section 271 of the Telecommunications Act of 1996 do not apply to these same facilities. The decision with respect to Section 271 has been upheld on appeal. A petition for rehearing of that order is pending.

Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

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

Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires the quantification of financial statement errors based on the effects on the current year income statement and the cumulative effects on the balance sheet. SAB 108 is effective December 31, 2006 and we expect that the adoption of SAB 108 will not affect our results of operations or financial position.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit postretirement plan’s funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, the fair value of plan assets must be determined as of the company’s year-end. We are required to adopt SFAS No. 158 effective December 31, 2006. We expect that the impact of adopting SFAS No. 158 will result in a net decrease to shareowners’ investment of approximately $10 billion. However, the impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006, as well as interest rates and other factors that will be applicable as of December 31, 2006.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective.

We completed the merger with MCI on January 6, 2006, at which time MCI became a subsidiary of Verizon. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through September 30, 2006, and believe that the internal controls and procedures of MCI have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former MCI into our internal controls over financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former MCI. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with MCI.

Part II - Other Information

Item 1. Legal Proceedings

Verizon and a number of other telecommunications companies have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. That court entered an administrative stay of all proceedings before it on September 1, 2006, pending issuance of a consolidated case management order. Motions to set a case management order are pending before the court. Verizon has not answered or otherwise responded to any of the complaints. Verizon believes that these lawsuits are without merit.

In In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, an action brought before the United States International Trade Commission, Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe three Broadcom patents. Broadcom is currently seeking a ban on the importation of certain devices containing Qualcomm’s EV-DO chipsets, but not with respect to data cards, PDAs, smartphones or handheld email devices containing those chips. Verizon Wireless was granted permission to intervene in the proceeding on the issue of remedy but not on the issue of liability. The ITC staff, which is a party to the proceeding, has supported Broadcom’s position with respect to liability and remedy. The trial on remedy was completed on July 11, 2006 before an ITC administrative law judge. The Administrative Law Judge found that Qualcomm has infringed one of the three Broadcom patents and recommended that Qualcomm’s chipsets should be excluded from importation into the United States. However, the Administrative Law Judge further recommended that Verizon Wireless handsets that incorporate the Qualcomm EV-DO chipsets should not be subject to an exclusion order. Broadcom is expected to seek review of the recommended decision by the full ITC. The decision of the full ITC is expected to be made by February 9, 2007. During a 60-day period following any exclusion order by the ITC, the President of the United States may disapprove the order. Further, ITC exclusion orders are reviewable by the U.S. Court of Appeals for the Federal Circuit. Disruption of the supply of handsets incorporating Qualcomm EV-DO chipsets could have a material adverse effect on the availability of handsets to sell to Verizon Wireless customers and could therefore have a material adverse effect on its business.

Item 1A. Risk Factors

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 as amended by Item 1A to Part II of our Form 10-Q for the quarter ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the third quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Existing Plans or Programs

July 2006	6,250,000	$ 32.76	6,250,000	63,490,200
August 2006	2,215,000	34.04	2,215,000	61,275,200
September 2006	1,700,000	35.96	1,700,000	59,575,200

	10,165,000		10,165,000	59,575,200

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

Item 5. Other Information

On November 2, 2006, Verizon’s Board of Directors elected Fran Keeth as a Director, effective December 7, 2006. The committee or committees of the Board to which Ms. Keeth will be appointed have not yet been determined.

On November 2, 2006, Verizon’s Board of Directors approved amendments to Article III, Section 3.04(b) and Article IV, Section 4.05 of Verizon’s Bylaws to provide for a majority vote standard with respect to the election of directors of Verizon. Pursuant to the amended Bylaws, each director shall be elected by a majority of the votes cast with respect to that director’s election at a meeting for the election of directors; provided that, if the number of nominees exceeds the number of directorships to be filled, the directors shall be elected by a plurality of the votes cast. Each director who consents to stand for re-election shall tender an irrevocable resignation in advance of the meeting for the election of directors of Verizon. The resignation will be effective if the director is not elected by a majority of the votes cast and the Board accepts the resignation. The Board approved the amendment of Section 7.06 of the Bylaws to provide that any amendment or repeal of, or the adoption of any Bylaw inconsistent with, the foregoing provisions must be approved by shareholders. This description is qualified in its entirety by reference to the text of the amended Bylaws set forth in Exhibit 3b to this report. The Board also approved the amendment of the Bylaws to delete Section 4.06, which had prescribed, among other things, the order of officers who would preside, in the absence of the Chairman, at any meeting of the Board. The amended Bylaws are effective as of November 2, 2006.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

3b	Bylaws of Verizon, as amended and restated (Exhibit 3b to Form 10K for the year ended December 31, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: November 6, 2006	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF OCTOBER 30, 2006.