Form 10-K
period 2006-12-31
VERIZON COMMUNICATIONS INC
filed 2007-03-01
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York, Philadelphia, Boston, Chicago, London, Swiss, Amsterdam and Frankfurt Stock Exchanges

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

At June 30, 2006, the aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $93,436,462,000.

At January 31, 2007, 2,909,893,627 shares of the registrant’s Common Stock were outstanding, after deducting 57,758,811 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2006 (Parts I and II).

Portions of the registrant’s Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareowners (Part III).

Unless otherwise indicated, all information is as of February 23, 2007

PART I Item 1. Business

General

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Our Wireline business provides telephone services, including voice, network access and nationwide long-distance services, broadband video and data services, and other communications products and services. Our wireline business also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive domestic wireless networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of 242,000 employees.

Verizon, formerly known as Bell Atlantic Corporation, was incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000 following our merger with GTE Corporation. We completed our merger with MCI on January 6, 2006, and have incorporated its operations into our wireline business.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two reportable segments, Wireline and Domestic Wireless, which we operate and manage as strategic business units and organize by products and services. Our segments and their principal activities consist of the following:

Wireline	Wireline provides communications services including voice, broadband video and data, next generation IP network services, network access, long distance and other services to consumers, carriers, business and government customers both domestically and globally in 150 countries.
Domestic Wireless	Domestic Wireless products and services include wireless voice and data products and other value added services and equipment sales across the United States.

You can find additional business information under the heading “Overview” on pages 18 through 19 and segment financial information under the heading “Segment Results of Operations” on pages 24 through 27 and in Note 17 on pages 69 through 71 of the 2006 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Wireline

Background

Our Wireline segment, which includes the operations of the former MCI, is comprised of two strategic units, Verizon Telecom and Verizon Business. Revenues in 2006 were $50,794 million, representing approximately 58% of Verizon’s aggregate revenues. Verizon Telecom provides local telecommunications, broadband data and video services in 28 states and Washington, D.C., as well as nationwide long-distance and other communications products and services. Verizon is deploying a fiber-to-the-premises network under the FiOS service mark, that we believe is the platform of the future for digital voice, data and video services with sufficient bandwidth and capabilities to meet our customers needs for the foreseeable future. FiOS allows us to offer our customers fast, reliable broadband access speeds, as well as robust video services. The Wireline segment also includes Verizon Business, a provider of next-generation IP network and Information Technology (IT) products and services to medium and large businesses and government customers.

Operations

Verizon Telecom

Verizon Telecom consists of three lines of business which operate across our telephone subsidiaries and focus on specific customer market areas. We are not dependent on any single customer. Our telephone operations remain responsible within their respective service areas for the provision of telephone services and regulatory matters.

Our Mass Markets line of business markets communications and information services to residential customers and small businesses including basic telecommunication service and end-user access; value-added services such as voicemail, caller ID and call forwarding; and broadband services, which include digital subscriber lines (DSL) and fiber optics to the premise (FiOS data and FiOS television services). Our long distance subsidiary provides national and international long distance services in all 50 states to residential and business customers, including calling cards, 800/888 services and operator services. Mass Market revenues in 2006 were approximately $22,528 million, representing approximately 44% of Wireline’s aggregate revenues. These revenues were derived primarily from the provision of telecommunication services to residential users.

Our Wholesale line of business markets our long distance and local exchange network facilities for resale to other long distance and competing communications carriers. Wholesale services include switched access, special access, high-capacity, high-speed digital services, unbundled network elements (UNE’s) and interconnection revenues from competitive local exchange carriers (CLEC) and wireless carriers. Wholesale revenues in 2006 were approximately $8,323 million, representing approximately 16% of Wireline’s aggregate revenues. Approximately 70% of total Wholesale revenues were derived from interexchange carriers. The remaining revenues principally come from other local exchange carriers, which resell network connections to their own customers.

Other services include operator services (including deaf relay services), public (coin) telephone, as well as former MCI dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and Prepaid phone cards. Other revenues in 2006 were approximately $2,408 million, representing approximately 5% of Wireline’s aggregate revenues.

Verizon Business

Verizon Business consists of three lines of business which focus on the needs of our enterprise business customers. We are not dependent on any single customer.

Our Enterprise Business line of business markets voice, data and internet communications services to medium and large business customers, multi-national corporations, and state and federal governments. The Enterprise Business also provides value-added services that make communications more secure, reliable and efficient, as well as managed network services that enable customers to outsource all or a portion of their communications and information processing operations. In addition, Enterprise Business provides traditional data services in specific markets, such as Private Line, Frame Relay and ATM services, as well as advanced IP network services, both domestically and internationally. Enterprise Business’s fastest growing product line is the Internet suite of products that include Private IP, IP VPN, Web Hosting and Voice over Internet Protocol (VoIP). Enterprise Business revenues in 2006 were approximately $13,999 million, representing approximately 28% of Wireline’s aggregate revenues.

Our Wholesale line of business focuses on the domestic wholesale services markets, which includes all wholesale traffic in the United States, as well as traffic that originates in the United States and terminates in a different country. Total Wholesale revenue was approximately $3,381 million in 2006, representing approximately 7% of Wireline’s aggregate revenues. Revenues from Wholesale local and long distance voice products, including transport, were approximately $1,601 million in 2006, representing 47% of Wholesale’s aggregate revenues. Wholesale revenue is influenced by aggressive competitive pricing, in particular long distance voice services. Revenues from Wholesale data and internet products were approximately $1,780 million in 2006, representing approximately 53% of Wholesale’s aggregate revenues.

Our International and Other operations serve businesses, government entities and telecommunication carriers outside of the United States and include our Skytel paging business. The International and Other market represents a new revenue stream to Verizon resulting from the MCI acquisition. Our revenues from International and Other were approximately $3,110 million, representing approximately 6% of Wireline’s aggregate revenues in 2006. Of this amount, International and Other had voice revenue of approximately $1,822 million representing approximately 4% of Wireline’s aggregate revenues.

Competition

The telecommunications industry is highly competitive. Factors contributing to the industry’s increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided and the development of new products and services. Current and potential competitors in telecommunication services include cable companies, wireless service providers, long distance companies, other local telephone companies, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Cable Services

Cable competitors have aggressively increased the size and digital capacity of their cable networks. Cable companies have continued to upgrade their networks to offer more digital products and services. They continue to aggressively market competitive bundled offerings that include high-speed internet access, digital television and voice services.

Voice over Internet Protocol Services

Our wireline telecommunications services also face increasing competition from companies which provide VoIP services. These services use the Internet or private broadband networks to transmit voice communications. VoIP services are available from a wide range of companies including cable companies, long-distance companies, national VoIP providers and regional service providers.

Wireless Services

Wireless services also constitute a significant source of competition to our wireline telecommunications services, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices. As a result, more consumers are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

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

As a result of the Telecommunications Act of 1996, which required us to permit potential competitors to purchase our services for resale, or access components of our network on an unbundled basis (UNEs) at a prescribed cost, competition in our local exchange markets continues to increase. Our telephone operations generally have been required to sell their services to CLECs at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive, are subject to ongoing review and revision by the Federal Communications Commission (FCC) and state regulators. See “Regulatory and Competitive Trends.”

Long Distance Services

We offer long distance services regionally and throughout the United States. State regulatory commissions rather than federal authorities generally regulate regional long distance services. Federal regulators have jurisdiction over interstate long distance services. All of our state regulatory commissions (except in Washington, D.C., where regional long distance is not provided) permit other carriers to provide long distance services within the state. Our authority in Alaska is limited to interstate and international services. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships.

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

Equipment Manufacturers

In addition to producing telecommunications products and computer network devices and systems, equipment manufacturers may also provide consulting and outsourcing services that compete directly with products and services we offer.

International Competition

Our international business competes primarily with incumbent telephone companies, some of which have special regulatory status and exclusive rights to provide certain services and have historically dominated their local markets. We also compete with other international service providers, some of which are affiliated with incumbent telephone companies in other countries.

Network

Verizon Telecom presently serves a territory of 45.1 million access lines in 28 states and Washington D.C. We continue to upgrade our network in order to provide an ever increasing number of customers with broadband capabilities. Our advanced FiOS network uses state of the art fiber-optic cable and optical electronics to directly link homes and businesses to our network. Our fiber network will offer us the opportunity to provide our customers with improved network reliability and speed for voice, data and video connections. As of the end of 2006, our FiOS network passed more than 6 million homes, doubling the amounts of premises passed from the previous year.

Verizon Business owns and operates one of the most expansive IP backbone networks in the world. The Verizon Business data network includes more than 446,000 route miles, including terrestrial and undersea cable, spanning six continents and access to another 187,000 route miles from Verizon Telecom. Verizon Business provides voice, data and Internet services on its state-of-the-art fiber-optic network to customers in more than 2,700 cities and 150 countries. Verizon Business currently operates eight satellite facilities located throughout the United States and Guam. Verizon Business also operates satellite links to more than 200 teleports worldwide in approximately 110 countries for both government and business customers.

Wireline Offerings

Verizon Telecom provides a broad array of communications services to our residential and small business customers, including voice, broadband data and video, network access, long-distance and other communications products and services.

•

Voice services include the provision of local exchange services, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of our network, including products such as Caller ID, Call Waiting and Return Call.

•	Broadband data and video services include DSL and FiOS high speed data and FiOS TV services.

•	Network access services are provided to end-user customers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers.

•	Long-distance services include regional toll and long distance voice and data services.

•

Other communications products and services include operator services (including deaf relay services), public (coin) telephone, as well as former MCI dial around services including 10-10-987, 10-10-220, 1-800 COLLECT and Prepaid phone cards.

Domestic Wireless

Background

Our Domestic Wireless segment, Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%.

Operations

Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the U.S. Verizon Wireless is the largest domestic wireless carrier in terms of total revenue and the most profitable, as measured by operating income. We believe, based on publicly available information, that Verizon Wireless has the largest base of retail customers, that is, customers who are directly served and managed by Verizon Wireless and who buy its branded services.

Competition

There is substantial competition in the wireless telecommunications industry. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We currently compete primarily against three other national wireless service providers: AT&T (formerly Cingular), Sprint Nextel and T-Mobile USA. In addition, in many markets we also compete with regional carriers, such as ALLTEL and US Cellular. Competition may increase due to ongoing industry consolidation, if smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. Resellers, now sometimes referred to as Mobile Virtual Network Operators, who buy bulk wholesale services from facilities-based carriers for resale, provide yet another set of differentiated competitors in the marketplace.

We expect competition for both customers and network usage to intensify as a result of the higher penetration levels that currently exist in the industry, the development and deployment of new technologies, the introduction of new wireless and fixed line products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. For example, we face increased competition as a result of the use of other high-speed wireless technologies, such as Wi-Fi and WiMAX, which are being deployed or proposed, to meet the growing customer appetite for wireless communications in fixed, nomadic and fully mobile environments. In addition, some cable companies have partnered with wireless carriers, acquired wireless spectrum and are now introducing wireless offerings to their customers. We are also experiencing competition from providers of fixed line VoIP services, which displace in-building usage from cellular/PCS carriers. Additionally, as wireless data proliferates, content is becoming an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities for increased leverage and/or opportunities to compete for wireless data revenues.

We believe that the following are the most important competitive factors in our industry:

•

Network reliability, capacity and coverage. Lower prices, improved service quality and new service offerings have led to increased network usage. As a result, the ability to keep pace with network capacity needs and offer highly reliable national coverage through one’s own network is important. We have an extensive national network, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions and/or spectrum leasing. We own licenses that cover much of the country but we expect to spend significant amounts to expand our capacity and extend our coverage area and maintain and improve the quality of our network. Our competitors also have these needs and they are using similar means to address them.

•

Pricing. Service and equipment pricing is an important area in which wireless carriers compete, as evidenced by recent increases in the marketing of minutes-sharing plans, free mobile-to-mobile calling, and offerings of larger bundles of included minutes at price points, with no roaming or long distance charges. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for their money.

•

Customer service. Quality customer service is essential to ensure that we can obtain new customers and retain existing customers. We believe that the quality of our customer service is a key factor in retaining our customers and in attracting both new-to-wireless customers and those customers of other carriers who want to switch their wireless service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

•

Product Differentiation. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and differentiated products and services. We are committed to providing customer solutions through the development and rapid deployment of new and innovative products and services developed both internally and in collaboration with application service providers.

•

Sales and Distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct, indirect and wholesale distribution channels is an important ingredient in achieving industry-leading profitability. A goal of our distribution strategy is to increase sales through our company-operated stores and our outside sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an extensive indirect distribution network of retail outlets and prepaid replenishment locations, original equipment manufacturers and value-added distributors, as well as various resellers who buy our service on a wholesale basis.

Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Network

A key part of our business strategy is to provide the highest network reliability. We believe that network reliability is a key differentiator in the U.S. market and a driver of customer satisfaction. Consistent with this strategy, we will continue to build-out, expand and upgrade our network in an effort to provide sufficient capacity and seamless and superior coverage and reliability throughout our licensed area so that our customers can enjoy consistent features and high-quality service, regardless of location. In addition, we will continue to explore strategic opportunities to expand our overall national coverage through selective acquisitions of wireless operations and spectrum licenses.

Our network is among the largest in the U.S., with licensed and operational coverage in 49 of the 50 largest metropolitan areas. Our built network covered a population of approximately 256 million and provided service to 59.1 million customers, as of December 31, 2006.

Network Technology

Our primary network technology platform is CDMA, based on spread-spectrum digital radio technology. CDMA technology’s compatible 1XRTT upgrade, a wireless technology developed by Qualcomm as part of its family of technologies known as CDMA2000, is presently deployed in virtually all of our cell sites nationwide. 1XRTT increases the voice traffic capacity available to us and provides increased data rates. Further, 1XRTT is a modular infrastructure upgrade that has proven to be cost-efficient and practical for rapid nationwide deployment. In addition to 1XRTT, in 2004 we began deploying EV-DO (Revision 0), a 3G packet-based technology that is a part of the CDMA2000 technology path. EV-DO is intended primarily for high-speed data transmission. As with 1XRTT, we have been able to implement EV-DO by changing and/or adding modular components and software in our network. EV-DO service, branded and marketed as BroadbandAccess, was available in markets covering a population of approximately 200 million as of December 31, 2006. Coverage expansions and additional market launches are planned for 2007. In addition, during 2006, we began deploying EV-DO (Revision A) infrastructure that will enable faster data rates.

Spectrum

We have licenses to provide mobile wireless services on the 800-900 MHz and 1800 -1900 MHz portions of the radio spectrum. In addition, we recently acquired Advanced Wireless Services spectrum on the 1700 and 2100 MHz portions of the radio spectrum, which we anticipate using for advanced wireless broadband services. Collectively, these licenses cover territories in which approximately 292 million people, or approximately 99% of the estimated U.S. population, reside. The 800-900 MHz portion is used to provide both analog and digital cellular voice and data services, while our 1800-1900 MHz portion provides all-digital PCS voice and data services. Our digital wireless service is available to all of the population to which we provide coverage. Digital usage currently accounts for more than 99% of our busy-hour traffic. While we provide digital coverage in all of our markets, we will continue to simultaneously provide analog coverage in our cellular markets. The FCC will no longer require cellular carriers to provide analog cellular service as of February 18, 2008, and our intent is to no longer offer such service after that date.

Recent Acquisitions

On November 29, 2006, we were granted thirteen 20 MHz licenses we won in an FCC auction of Advanced Wireless Services spectrum that concluded on September 18, 2006, for which we had bid a total of $2,809 million. These licenses, which we anticipate using for the provision of advanced wireless broadband services, cover a population of nearly 200 million. We have made all required payments to the FCC for these licenses.

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

Wireless Offerings

We believe that increasing the value of our service offerings to customers will help us to retain our existing customers, attract new customers and increase customer usage, all of which will, in turn, drive revenue and net income growth.

Our service packages are designed around key customer groups, from the young adult market to multinational business accounts. We tailor our wireless services, which include both voice and data offerings, and postpaid and prepaid pricing options, to the needs of these customers.

Wireless Services

Voice services. We offer a variety of packages for voice services with features and competitive pricing plans that are predominantly offered on a postpaid basis with a contract term. Specifically, we offer our America’s Choice plans, which provide a choice in amounts of bundled minutes together with no roaming or long distance charges for calls on our preferred network; family/small group and shared minute plans for multiple-user households and small businesses; and plans targeted to business accounts with over 100 lines and national accounts with over 1,000 lines. In addition, we offer a national prepaid product that enables individuals to obtain wireless voice services without a long-term contract by paying in advance.

Data services. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers.

We offer an array of data transmission and content services, such as:

•

BroadbandAccess/NationalAccess. EV-DO, our Wide Area Network packet IP solution, which we market as BroadbandAccess, provides significantly increased data transmission rates on existing applications and enables the provisioning of enhanced data applications that can operate at broadband speeds. In addition, our 1XRTT digital technology, which we market as NationalAccess, enables higher-speed applications, such as e-mail, enterprise applications, image downloads, and full browsing capabilities for laptop computer users.

•	Text and Picture Messaging. With compatible wireless devices, our customers can send and receive text messages, as well as still pictures and full-motion video clips with sound.

•

V CAST. Our V CAST service, available on EV-DO-enabled handsets, enables customers to access daily-updated videos from leading content providers of current news, weather, sports and entertainment programming. In addition, our V CAST Music service enables customers to download music either directly to their V CAST Music-enabled phones or to their personal computers.

•	Get It Now. Our Get It Now service enables our customers to download hundreds of applications to their handsets, such as ring tones, games and wallpapers.

•

Mobile Web. Our Mobile Web service offers customized access to content through our portal, and allows customers to access the Internet, e-mail and personal information management tools, such as calendars and address books, through handset-based menus.

•

Location Based Services (LBS). Our location-based service, VZ Navigator, enables customers to obtain audible turn-by-turn directions to their destination, locate various points of interest and access other location-related information by using VZ Navigator-capable handsets.

•

Wireless Business Solutions – VZOffice. Through our suite of VZOffice services, we provide enterprise customers solutions for accessing the Internet and corporate intranet, which allow for optimized wireless access to the customer’s corporate applications or databases. In addition, we offer our corporate customers the ability to wirelessly send and receive e-mail using various handheld devices, including wirelessly equipped PDA devices.

Wireless Device

We believe our position in the U.S. wireless industry has enabled us to become a service provider of choice for wireless device manufacturers and has helped us to develop exclusive offers for our customers and branded handsets that complement our focus on high-quality service and an optimal user experience. The wireless devices that we offer are predominantly EV-DO enabled, and all of them are compatible with our 1XRTT network. In addition, all of the handsets that we offer are headphone/earphone compatible and, through GPS functionality, compliant with the FCC’s E-911 requirements.

Marketing

We focus our marketing strategy on targeting solutions based upon our customers’ needs, promoting our brand, leveraging our extensive distribution network and cross-marketing with our owners.

Our marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions. We coordinate our marketing efforts throughout our service area in order to ensure that our marketing message is consistently presented across all of our markets. Our promotion of the “Verizon Wireless” brand is complemented by Verizon Communications’ own brand marketing efforts, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of Verizon Communications’ customer base.

Sales and Distribution Channels

Our sales strategy is to use a mix of direct, indirect and wholesale distribution channels in order to increase customer growth while reducing customer acquisition costs.

Our company-operated stores are a core component of our distribution strategy. Our experience has been that customers entering through this direct channel are generally higher-value customers who generate higher revenue per month on average and are less likely to cancel their service than those who come through other mass-market channels. We had 2,231 company-operated stores and kiosks (including our “store-within-a-store” kiosks in Circuit City and BJ’s Wholesale locations) as of December 31, 2006. In addition, our direct channel also includes our business-to-business organization, which is focused on supporting the needs of our local, regional and national business customers, as well as a telemarketing sales force dedicated to receiving incoming calls. We also offer fully-automated, end-to-end, web-based sales of wireless handsets, accessories and service in all of our markets.

We have indirect retail locations throughout the U.S. selling wireless services, including both full-service locations and locations selling our prepaid products and services, such as Wal-Mart and Target. We also sell wireless access on a wholesale basis. Our wholesale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.

Customer Service, Retention and Satisfaction

We believe that quality customer service increases customer satisfaction, which reduces churn, and is a key differentiator in the wireless industry. We are committed to providing high-quality customer service, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service.

While our customer service representatives are available during our normal business hours, we also have representatives available 24 hours a day, 7 days a week for emergency and technical customer issues. In addition, customers can do business with us at any time, without having to speak with a customer service representative, through our enhanced self-service applications via our interactive voice response system, through our web site, and via applications accessible from the customer’s handset.

Under our enhanced Worry Free Guarantee, a national retention and loyalty initiative, we commit to our customers an extensive and advanced network, responsive customer service with end-to-end resolution, the option to change at any time to any qualifying price plan without payment of any additional fees, a satisfaction guarantee, an early termination fee that declines each full month that a customer remains on their contract and, for customers who do business with us on line, free back-up protection that stores a copy of the customer’s phone list on a secure website. The initiative also includes a handset upgrade credit every two years, provided that the customer signs a new two-year contract on a calling plan with at least $35 monthly access. Another major retention and loyalty program is a customer life cycle management program in which we contact customers at key points in their service tenure with targeted offers and to provide proactive rate-plan analysis.

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

FCC Regulation

Our services are subject to the jurisdiction of the FCC with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended (“Communications Act”). The Communications Act generally obligates us not to charge unjust or unreasonable rates nor engage in unreasonable discrimination when we are providing services as a common carrier, and regulates some of the rates, terms and conditions under which we provide certain services. The FCC also has adopted regulations governing various aspects of our business, such as the following: (i) use and disclosure of customer proprietary network information; (ii) telemarketing; (iii) assignment of telephone numbers to customers; (iv) provision to law enforcement agencies of the capability to obtain call identifying information and call content information from calls pursuant to lawful process; (v) accessibility of services and equipment to individuals with disabilities if readily achievable; (vi) interconnection with the networks of other carriers; and (vii) customers’ ability to keep (or “port”) their telephone numbers when switching to another carrier. In addition, we pay various fees to support other FCC programs, such as the universal service program discussed below. Changes to these mandates, or the adoption of additional mandates, could require us to make changes to our operations or otherwise increase our costs of compliance.

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

Video

The FCC has a body of rules that apply to cable operators under Title VI of the Communications Act, and these rules also generally apply to telephone companies that provide cable services over their networks. In addition, companies that provide cable service over a cable system generally must obtain a local cable franchise. On December 21, 2006, the FCC announced the adoption of rules under Section 621 of the Communications Act to set parameters consistent with federal law, on the timing and scope of franchise negotiations by local franchising authorities.

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

The FCC currently is conducting a broad rulemaking proceeding to consider new rules governing intercarrier compensation including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC has sought comments about intercarrier compensation in general, and has requested input on several specific reform proposals.

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

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. As an interim step, in June 2006, the FCC ordered that providers of VoIP services are subject to federal universal service obligations. The FCC also increased the percentage of revenues subject to federal universal service obligations that wireless providers may use as a safe harbor. These decisions are the subject of a pending appeal. Any further change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

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

As noted above, the FCC has concluded that the requirement under Section 251 of the Telecommunications Act of 1996 to provide unbundled network elements at TELRIC prices generally does not apply with respect to broadband facilities, such as fiber to the premises loops, the packet-switched capabilities of hybrid loops and packet switching. The FCC also has held that any separate unbundling obligations that may be imposed by Section 271 of the Telecommunications Act of 1996 do not apply to these same facilities. The decision with respect to Section 271 has been upheld on appeal and a petition for rehearing of that appellate order was denied.

Wireless Services

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless communications systems, including the systems that Verizon Wireless operates, pursuant to the Communications Act, other legislation, and the FCC’s rules. The FCC and Congress continuously consider changes to these laws and rules. Adoption of new laws or rules may raise the cost of providing service or require modification of Verizon Wireless’ business plans or operations.

To use the radio frequency spectrum, wireless communications systems must be licensed by the FCC to operate the wireless network and mobile devices in assigned spectrum segments. Verizon Wireless holds FCC licenses to operate in several different radio services, including the cellular radiotelephone service, personal communications service, advanced wireless service, and point-to-point radio service. The technical and service rules, the specific radio frequencies and amounts of spectrum we hold, and the sizes of the geographic areas we are authorized to operate in, vary for each of these services. However, all of the licenses Verizon Wireless holds allow it to use spectrum to provide a wide range of mobile and fixed communications services, including both voice and data services, and Verizon Wireless operates a seamless network that utilizes those licenses to provide services to customers. Because the FCC issues licenses for only a fixed time, generally 10 years, Verizon Wireless must periodically seek renewal of those licenses. Although the FCC has routinely renewed all of Verizon Wireless’ licenses that have come up for renewal to date, challenges could be brought against the licenses in the future. If a wireless license were revoked or not renewed upon expiration, Verizon Wireless would not be permitted to provide services on the licensed spectrum in the area covered by that license.

The FCC has also imposed specific mandates on carriers that operate wireless communications systems, which increase Verizon Wireless’ costs. These mandates include requirements that Verizon Wireless: (i) meet specific construction and geographic coverage requirements during the license term; (ii) meet technical operating standards that, among other things, limit the radio frequency radiation from mobile devices and antennas; (iii) deploy “Enhanced 911” wireless services that provide the wireless caller’s number, location and other information upon request by a state or local public safety agency that handles 911 calls; and (iv) comply with regulations for the construction of transmitters and towers that, among other things, restrict siting of towers in environmentally sensitive locations and in places where the towers would affect a site listed or eligible for listing on the National Register of Historic Places. Changes to these mandates could require Verizon Wireless to make changes to operations or increase its costs of compliance.

The Communications Act imposes restrictions on foreign ownership of U.S. wireless systems. The FCC has approved the interest that Vodafone Group Plc holds, through various of its subsidiaries, in Verizon Wireless. The FCC may need to approve any increase in Vodafone’s interest or the acquisition of an ownership interest by other foreign entities. In addition, as part of the FCC’s approval of Vodafone’s ownership interest, Verizon Wireless, Verizon and Vodafone entered into an agreement with the U.S. Department of Defense, Department of Justice and Federal Bureau of Investigation which imposes national security and law enforcement-related obligations on the ways in which Verizon Wireless stores information and otherwise conducts its business.

Verizon Wireless anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC. Under the Communications Act, before Verizon Wireless can acquire a license from another licensee in order to expand its coverage or its spectrum capacity in a particular area, it must file an application with the FCC, and the FCC can grant the application only after a period for public notice and comment. This review process can delay acquisition of spectrum needed to expand services. The Communications Act also requires the FCC to award new licenses for most commercial wireless services through a competitive bidding process in which spectrum is awarded to bidders in an auction. Verizon Wireless has participated in spectrum auctions to acquire licenses in the personal communication service and most recently the advanced wireless service. However, the timing of future auctions, and the spectrum being sold, may not match Verizon Wireless’ needs, and the company may not be able to secure the spectrum in the auction.

The FCC is also conducting several proceedings to explore whether and how to use spectrum more intensively by, for example, allowing unlicensed wireless devices to operate in licensed spectrum bands. These proceedings could increase radio interference to Verizon Wireless’ operations from other spectrum users, or allow other users to share its spectrum. These changes may adversely impact the ways in which it uses spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

State Regulation and Local Approvals

Telephone Operations

State public utility commissions regulate our telephone operations with respect to certain telecommunications intrastate rates and services and other matters. Our competitive local exchange carrier and long distance operations are generally classified as nondominant and lightly regulated the same as other similarly situated carriers. Our incumbent local exchange operations are generally classified as dominant. These latter operations predominantly are subject to alternative forms of regulation (AFORs) in the various states, although they remain subject to rate of return regulation in a few states. Arizona, Illinois, Nevada, New Hampshire, Oregon and Washington are rate of return regulated with various levels of pricing flexibility for competitive services. California, Connecticut, Delaware, the District of Columbia, Florida, Indiana, Maryland, Michigan, Maine, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Texas, Vermont, Virginia, West Virginia and Wisconsin are under AFORs with various levels of pricing flexibility, detariffing, and service quality standards. None of the AFORs include earnings regulation. In Idaho, Verizon has made the election under a recent statutory amendment into a deregulatory regime that phases out all price regulation.

Video

Companies that provide cable service over a cable system are typically subject to state and/or local cable television rules and regulations. As noted above, cable operators generally must obtain a local cable franchise from each local unit of government prior to providing cable service in that local area. Some states have recently enacted legislation that enables cable operators to apply for, and obtain, a single cable franchise at the state, rather than local, level. To date, Verizon has applied for and received state-issued franchises in Indiana, New Jersey and Texas. California has enacted statewide franchise reform legislation, but has not yet finalized implementing rules.

Wireless Services

The rapid growth of the wireless industry has led to an increase in efforts by some state legislatures and state public utility commissions to regulate the industry in ways that may impose additional costs on Verizon Wireless. The Communications Act generally preempts regulation by state and local governments of the entry of, or the rates charged by, wireless carriers. Although a state may petition the FCC to allow it to impose rate regulation, no state has done so. In addition, the Communications Act does not prohibit the states from regulating the other “terms and conditions” of wireless service. While numerous state commissions do not currently have jurisdiction over wireless services, state legislatures may decide to grant them such jurisdiction, and those commissions that already have authority to impose regulations on wireless carriers may adopt new rules.

State efforts to regulate wireless services have included proposals to regulate customer billing, termination of service, trial periods for service, advertising, network outages, the use of handsets while driving, and the provision of emergency or alert services. Over the past several years, only a few states have imposed regulation in one or more of these areas, and in 2006 a federal appellate court struck down one such state statute, but Verizon Wireless expects these efforts to continue. Some states also impose their own universal service support regimes on wireless and other telecommunications carriers, and other states are considering whether to create such regimes.

Verizon Wireless (as well as AT&T (formerly Cingular) and Sprint-Nextel) is a party to an Assurance of Voluntary Compliance (“AVC”) with 33 State Attorneys General. The AVC, which generally reflected Verizon Wireless’ practices at the time it was entered into in July 2004, obligates the company to disclose certain rates and terms during a sales transaction, to provide maps depicting coverage, and to comply with various requirements regarding advertising, billing, and other practices.

At the state and local level, wireless facilities are subject to zoning and land use regulation. Under the Communications Act, neither state nor local governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting service. Nonetheless, securing state and local government approvals for new tower sites has been and is likely to continue to be a difficult, lengthy and expensive process. Finally, state and local governments continue to impose new or higher fees and taxes on wireless carriers.

Recent Developments

MCI Merger

On January 6, 2006, Verizon acquired 100% of the outstanding common stock of MCI, Inc. (MCI) for a combination of Verizon common shares and cash. MCI was a global communications company that provided Internet, data and voice communication services to businesses and government entities throughout the world and consumers in the United States.

On April 9, 2005, Verizon entered into a stock purchase agreement with eight entities affiliated with Carlos Slim Helú to purchase 43.4 million shares of MCI common stock for $25.72 per share in cash plus an additional cash amount of 3% per annum from April 9, 2005, until the closing of the purchase of those shares. The transaction closed on May 17, 2005. The total cash payment was $1,121 million and the investment was accounted for as a cost investment. No payments were made under a provision that required Verizon to pay an additional amount at the end of one year to the extent that the price of Verizon’s common stock exceeded $35.52 per share. We received a special dividend of $5.60 per MCI share on these 43.4 million MCI shares, or $243 million, on October 27, 2005.

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

Disposition of Businesses and Investments

Verizon Dominicana C. por A., Telecomunicaciones de Puerto Rico, Inc., and Compañía Anónima Nacional Teléfonos de Venezuela

During the second quarter of 2006, we reached definitive agreements to sell our interests in our Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (América Móvil), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (Telmex) and América Móvil. We agreed to sell our 100 percent indirect interest in Verizon Dominicana C. por A. (Verizon Dominicana) and our 52 percent interest in Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to América Móvil. An entity jointly owned by América Móvil and Telmex agreed to purchase our indirect 28.5 percent interest in Compañía Anónima Nacional Teléfonos de Venezuela (CANTV).

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) we have classified the results of operations of Verizon Dominicana and TELPRI as discontinued operations. CANTV continues to be accounted for as an equity method investment.

On December 1, 2006, we closed the sale of Verizon Dominicana. The transaction resulted in net pretax cash proceeds of $2,042 million, net of a purchase price adjustment of $373 million. The U.S. taxes that became payable and were recognized at the time the transaction closed exceeded the $30 million pretax gain resulting in an after-tax loss of $541 million.

We expect to close the sale of our interest in TELPRI in 2007 subject to the receipt of regulatory approvals and in accordance with the terms of the definitive agreement. We expect that the sale will result in approximately $900 million in net pretax cash proceeds.

During the second quarter of 2006, we entered into a definitive agreement to sell our indirect 28.5% interest in CANTV to an entity jointly owned by America Movil and Telmex for estimated pretax proceeds of $677 million. Regulatory authorities in Venezuela never commenced the formal review of that transaction and the related tender offers for the remaining equity securities of CANTV. On February 8, 2007, after two prior extensions, the parties terminated the stock purchase agreement because the parties mutually concluded that the regulatory approvals would not be granted by the Government.

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic. The MOU provides that the Republic will offer to purchase all of the equity securities of CANTV through public tender offers in Venezuela and the United States at a price equivalent to $17.85 per ADS. If the tender offers are completed, the aggregate purchase price for Verizon’s shares would be $572 million. If the 2007 dividend that has been recommended by the CANTV Board is approved by shareholders and paid prior to the closing of the tender offers, this amount will be reduced by the amount of the dividend. Verizon has agreed to tender its shares if the offers are commenced. The Republic has agreed to commence the offers within forty-five days assuming the satisfactory completion of its due diligence investigation of CANTV. The tender offers are subject to certain conditions including that a majority of the outstanding shares are tendered to the Government and receipt of regulatory approvals. Based upon the terms of the MOU and our current investment balance in CANTV, we expect that we will record a loss on our investment in the first quarter of 2007. The ultimate amount of the loss depends on a variety of factors, including the successful completion of the tender offer and the satisfaction of other terms in the MOU.

Spin-off of Verizon Information Services

On November 17, 2006 we completed the spin-off of Idearc to shareowners of Verizon. Verizon distributed a dividend of one share of Idearc common stock for every 20 shares of Verizon common stock. Cash was paid for fractional shares. The distribution of Idearc common stock is considered a tax free transaction for us and for our shareowners, except for the cash payments for fractional shares which are generally taxable. Idearc now owns what was the Verizon domestic print and Internet yellow pages directories publishing operations, which had been the principal component of our Information Services segment. This transaction resulted in an increase of nearly $9 billion in shareowners’ equity, as well as a reduction of total debt by more than $7 billion and we received approximately $2 billion in cash.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint.

Upon the closing of the transaction, Verizon shareowners will own approximately 60 percent of the new company and FairPoint stockholders will own approximately 40 percent. Verizon Communications will not own any shares in FairPoint after the merger. In connection with the merger, Verizon shareowners will receive one share of FairPoint stock for approximately every 55 shares of Verizon stock held as of the record date. Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon shareowners in lieu of fractional shares.

The total value to be received by Verizon and its shareowners in exchange for these operations will be approximately $2,715 million. Verizon shareowners will receive approximately $1,015 million of FairPoint common stock in the merger, based upon FairPoint’s recent stock price and the terms of the merger agreement. Verizon will receive $1,700 million in value through a combination of cash distributions to Verizon and debt securities issued to Verizon prior to the spin-off. Verizon may exchange these newly issued debt securities for certain debt that was previously issued by Verizon, which would have the effect of reducing Verizon’s then-outstanding debt.

Redemption of Debt

Debt assumed from MCI merger

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

Zero-Coupon Convertible Notes

Previously, Verizon Global Funding issued approximately $5,442 million in principal amount at maturity of zero-coupon convertible notes due 2021 which were callable by Verizon on or after May 15, 2006. On May 15, 2006, we redeemed the remaining $1,375 million accreted principal of the outstanding zero-coupon convertible notes at a redemption price of $639.76 per $1,000 principal plus interest of approximately $0.5767 per $1,000 principal. The total payment on the date of redemption was approximately $1,377 million.

Other Debt Redemptions/Prepayments

Other debt redemptions/prepayments included approximately $697 million of outstanding debt issuances at various rates associated with our operating telephone companies. Original maturity dates ranged from 2010 through 2026.

On December 15, 2006, Verizon Wireless’s six year 5.375% fixed rate note of $2.5 billion matured. At December 31, 2006, Verizon Wireless had no third-party debt outstanding.

On January 8, 2007, we redeemed the remaining $1,580 million of the outstanding notes of the Verizon Communications Inc. floating rate notes due 2007.

The gain/(loss) on these redemptions and prepayments were immaterial.

Issuance of Debt

In February 2006, Verizon issued $4,000 million of floating rate and fixed rate notes maturing from 2007 through 2035.

Spectrum Purchases

On November 29, 2006, we were granted thirteen 20 MHz licenses we won in an FCC auction of Advanced Wireless Services spectrum that concluded on September 18, 2006, for which we had bid a total of $2,809 million. These licenses, which we anticipate using for the provision of advanced wireless broadband services, cover a population of nearly 200 million. We have made all required payments to the FCC for these licenses.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may be made. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One, although we did not record this amount as a receivable. We received advances totaling $88 million in connection with this application process. On December 22, 2004, we applied for reimbursement of an additional $136 million of Category Two losses, and on March 29, 2005 we amended our application seeking an additional $3 million. Category Two funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $44 million of our $266 million of Category One application. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings. We received a copy of the final audit report for Verizon’s Category One applications and, on January 4, 2007, we filed an appeal of the final audit report. That appeal, as well as our Category Two applications, are pending.

Employees

As of December 31, 2006, Verizon and its subsidiaries had approximately 242,000 employees. Unions represent approximately 40% of our employees.

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

•	material changes in available technology, including disruption of our suppliers’ provisioning of critical products or services;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	the timing, scope and financial impacts of our deployment of fiber-to-the-premises broadband technology;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources;

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	the timing of the closings of the sales of our Latin American and Caribbean properties; and

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following our business combination with MCI, Inc.

Item 1A. Risk Factors

We face significant competition that may reduce our market share and lower our profits.

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional lines between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete successfully will depend on how successfully we anticipate and respond to various competitive factors, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends and pricing pressures. Because we are subject to more regulation and have higher cost structures than many of our competitors, due in part to the presence of a unionized workforce and a large retiree population in our wireline business, our competitors may be able to offer services at lower prices. The resulting pressure on the price of services provided by us may result in reduced revenues and reduction of profits. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact of such labor organizing on our costs.

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

While we believe our primary wireless technology platform, CDMA, and its upgrades offer many advantages, many competing wireless service providers have chosen GSM or other technologies as the technology platforms for their wireless networks. There are risks that current or future versions of the wireless technologies and evolutionary path that we have selected may not be demanded by existing and prospective customers or provide the advantages that we expect. In addition, there are risks that other wireless carriers on whom our customers roam may change their technology to GSM or other technologies that are incompatible with ours. As a result, the ability of our and such other carriers’ customers to roam on our respective wireless networks could be adversely affected. If these risks materialize, our ability to provide national wireless service to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.

We also depend upon various key suppliers and vendors to provide us with the equipment that we need to operate our business. If these suppliers or vendors fail to provide equipment or service to us on a timely basis, it could have an adverse impact on our ability to implement our business strategy and, in addition, we might be unable to satisfy the requirements contained in our FCC licenses regarding the construction of our wireless network. These suppliers and vendors may be subject to litigation with respect to technology that we depend on for our service offerings.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our operations are subject to regulation by the FCC and other federal, state and local agencies. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. For example, the development of new technologies, such as Internet Protocol-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation between the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology. In addition, the rapid growth of the wireless industry has led to an increase in efforts by some state legislatures and state public utility commissions to regulate the industry in ways that may impose additional costs on Verizon Wireless. Moreover, many states have also imposed significant taxes on providers in the wireless industry.

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.

Our business faces a substantial amount of litigation, including patent infringement lawsuits, antitrust class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radiofrequency transmitters, and class action lawsuits that challenge marketing practices and disclosures relating to alleged adverse health effects of handheld wireless phones. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $204 billion at December 31, 2006 and $188 billion at December 31, 2005, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2006	2005
Network equipment	80.1%	81.2%
Land, buildings and building equipment	9.9	9.1
Furniture and other equipment	6.3	6.5
Other	3.7	3.2

	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2006	2005
Wireline	76.7%	76.9%
Wireless	22.7	22.4
Corporate and Other	0.6	0.7

	100.0%	100.0%

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

The customers of our telephone operations are served by electronic switching systems that provide a wide variety of services. At December 31, 2006, substantially all of the access lines were served by digital capability.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for telecommunications services and to further improve such services. Capital spending for Wireline was $10,259 million in 2006, $8,267 million in 2005 and $7,118 million in 2004. Capital spending for Domestic Wireless was $6,618 million in 2006, $6,484 million in 2005 and $5,633 million in 2004. In 2007, Verizon management expects capital expenditures to be in the range of $17.5 billion to $17.9 billion.

Item 3. Legal Proceedings

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

In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, an action brought before the United States International Trade Commission,

Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe three Broadcom patents. Broadcom is currently seeking a ban on the importation of certain devices containing Qualcomm’s EV-DO chipsets, but not with respect to data cards, PDAs, smartphones or handheld email devices containing those chips. Verizon Wireless was granted permission to intervene in the proceeding on the issue of remedy but not on the issue of liability. The ITC staff, which is a party to the proceeding, has supported Broadcom’s position with respect to liability and remedy. The trial on remedy was completed on July 11, 2006 before an ITC administrative law judge. The Administrative Law Judge issued an initial determination, finding that Qualcomm has infringed one of the three Broadcom patents and recommended that Qualcomm’s chipsets should be excluded from importation into the United States. However, the Administrative Law Judge further recommended that Verizon Wireless handsets that incorporate the Qualcomm EV-DO chipsets should not be subject to an exclusion order. Broadcom and the ITC staff requested review of the initial determination by the full ITC. On December 8, 2006, the ITC affirmed in substantial part the Administrative Law Judge’s initial determination with respect to liability, determining that Qualcomm infringed one Broadcom patent. The ITC will hold a public hearing on the issues of remedy and the public interest on March 21, 2007. The decision of the full ITC with respect to remedy is expected to be made by May 8, 2007. During a 60-day period following any exclusion order by the ITC, the President of the United States may disapprove the order. Further, ITC exclusion orders are reviewable by the U.S. Court of Appeals for the Federal Circuit. Disruption of the supply of handsets incorporating Qualcomm EV-DO chipsets could have a material adverse effect on the availability of handsets to sell to Verizon Wireless customers and could therefore have a material adverse effect on its business.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Ivan G. Seidenberg	60	Chairman and Chief Executive Officer	2000
William P. Barr	56	Executive Vice President and General Counsel	2000
Thomas A. Bartlett	48	Senior Vice President and Controller	2005
John W. Diercksen	57	Executive Vice President – Strategy, Development and Planning	2003
Shaygan Kheradpir	46	Executive Vice President and Chief Information Officer	2007
John F. Killian	52	President – Verizon Business	2006
Lowell C. McAdam	52	President and Chief Executive Officer – Verizon Wireless	2007
Marc C. Reed	48	Executive Vice President – Human Resources	2004
Virginia P. Ruesterholz	45	President – Verizon Telecom	2006
John G. Stratton	45	Executive Vice President and Chief Marketing Officer	2007
Dennis F. Strigl	60	President and Chief Operating Officer	2007
Thomas J. Tauke	56	Executive Vice President – Public Affairs, Policy and Communications	2004
Doreen A. Toben	57	Executive Vice President and Chief Financial Officer	2002
Catherine T. Webster	54	Senior Vice President and Treasurer	2005

Prior to serving as an executive officer, each of the above officers held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office but are removable at the discretion of the Board of Directors.

Lawrence T. Babbio Jr. (62) served as Vice Chairman and President and as an executive officer through December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. The common stock is also listed in the United States on the Boston, Chicago and Philadelphia stock exchanges. As of December 31, 2006, there were 887,678 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2006	First Quarter	$ 33.89	$ 28.95	$ .405
	Second Quarter	33.46	29.00	.405
	Third Quarter	36.62	30.22	.405
	Fourth Quarter	37.64	33.99	.405

2005	First Quarter	$ 39.56	$ 33.13	$ .405
	Second Quarter	34.93	32.48	.405
	Third Quarter	33.70	30.50	.405
	Fourth Quarter	31.59	28.07	.405

*	All Verizon prices have been adjusted for the spin-off of Idearc.

The following table provides information about Verizon’s common stock repurchases during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October	3,555,000	$ 37.22	3,555,000	56,020,200
November	475,000	37.65	475,000	55,545,200
December	5,611,600	35.80	5,611,600	49,933,600

	9,641,600		9,641,600	49,933,600

(1)	On January 19, 2006, Verizon’s Board of Directors authorized a common stock repurchase program.

(2)

The program authorizes total repurchases of up to 100 million common shares terminating no later than the close of business on February 28, 2008. Under the plan, Verizon has the option to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Item 6. Selected Financial Data

Information required by this item is included in the 2006 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 17, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations

Information required by this item is included in the 2006 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 18 through 39, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2006 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 32, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2006 Verizon Annual Report to Shareowners on pages 40 through 79, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2006.

We completed the merger with MCI on January 6, 2006, at which time MCI became a subsidiary of Verizon. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the merged entity’s internal controls over financial reporting.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered accounting firm is included in the 2006 Verizon Annual Report to Shareowners on pages 40 through 41 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Report. For other information required by this item see the sections entitled “Election of Directors,” “Structure and Practices of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in the Proxy Statement for our 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers and related stockholder matters, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference. In addition, see the following table for other equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	185,110,937	$ 47.55	128,833,578
Equity compensation plans not approved by security holders	45,337,060	41.90	9,900,616*

Total	230,447,997	46.44	138,734,194

*

Indicates the number of securities available for issuance under the Verizon Communications 2000 Broad-Based Incentive Plan, which provides for awards of nonqualified stock options, restricted stock, restricted stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, and director independence, see the “Structure and Practices of the Board” section of the Proxy Statement for our 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the Proxy Statement for our 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report:

Page

(1)	Report of Management on Internal Control Over Financial Reporting	*

(2)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	*

(3)	Report of Independent Registered Public Accounting Firm on Financial Statements	*

Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Shareowners’ Investment	*
	Notes to Consolidated Financial Statements	*

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2006. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	24

(5)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (Exhibit 3a to Form 10-K for the year ended December 31, 2005).

3b	Bylaws of Verizon, as amended and restated (Exhibit 3b to Form 10-Q for the period ended September 30, 2006).

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

10j(i) Performance Stock Unit Agreement 2003-2005 Award Cycle (Exhibit 10j(i) to Form 10-K for the year ended December 31, 2005).*

10j(ii) Performance Stock Unit Agreement 2004-2006 Award Cycle (Exhibit 10j(ii) to Form 10-K for the year ended December 31, 2005).*

10j(iii) Restricted Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10a to Form 10-Q for the period ended March 31, 2005).*

10j(iv) Performance Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10b to Form 10-Q for the period ended March 31, 2005).*

10j(iv)(a) Addendum to Performance Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10j(iv)(a) to Form 10-K for the year ended December 31, 2005).*

10j(v) Restricted Stock Unit Agreement 2006-2008 Award Cycle (Exhibit 10j(v) to Form 10-K for the year ended December 31, 2005).*

10j(vi) Performance Stock Unit Agreement 2006-2008 Award Cycle (Exhibit 10j(vi) to Form 10-K for the year ended December 31, 2005).*

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

10s	Description of Bell Atlantic Senior Management Estate Management Plan (Exhibit 10rr to Form 10-K for year ended December 31, 1997).*

10t	GTE’s Executive Retired Life Insurance Plan, as amended (Exhibits 10-6, 10-6 and 10-6 to GTE’s Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755).*

10u	NYNEX Supplemental Life Insurance Plan (Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10v	Summary Plan Description of Verizon Executive Deferral Plan (Exhibit 10(v) to Form 10-K for the year ended December 31, 2005).*

10w	Description of salary increase for Ivan G. Seidenberg (Exhibit 10w to Form 10-K for the year ended December 31, 2004).*

10x	Employment Agreement between Verizon and Lawrence T. Babbio (Exhibit 10a to Form 10-Q for the period ended September 30, 2000).*

10y	Employment Agreement between Verizon and Marc C. Reed (Exhibit 10a to Form 10-Q for the period ended June 30, 2004).*

10z	Employment Agreement between Verizon and William P. Barr (Exhibit 10z to Form 10-Q for the period ended March 31, 2003).*

10cc	Employment Agreement between Verizon and Doreen A. Toben (Exhibit 10d to Form 10-Q for the period ended June 30, 2002).*

10dd	Description of the Split-Dollar Insurance Arrangements (Exhibit 10g to Form 10-Q for the period ended June 30, 2002).*

10dd(i) Description of Changes to Arrangements (Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004).*

10ee	Employment Agreement between Verizon and Dennis F. Strigl (Exhibit 10f to Form 10-Q for the period ended September 30, 2000).*

10ff	Employment Agreement between Verizon and Thomas J. Tauke (Exhibit 10b to Form 10-Q for the period ended June 30, 2004).*

10gg	Form of Employment Agreement between Verizon and Band 1 Senior Management Employee (Exhibit 10gg to the Form 10-K for the year ended December 31, 2004).*

10hh	NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608).*

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

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2006. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Schedule II – Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2006, 2005 and 2004

		Additions		(dollars in millions)
Description	Balance at Beginning of Period	Charged To Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)	Balance at End of Period
Allowance for Uncollectible Accounts Receivable:
Year 2006	$ 1,100	$ 1,034	$ 1,627	$ 2,622	$ 1,139
Year 2005	1,363	1,076	794	2,133	1,100
Year 2004	2,382	890	1,234	3,143	1,363

Valuation Allowance for Deferred Tax Assets:
Year 2006	$ 815	$ 51	$ 2,234	$ 500	$ 2,600
Year 2005	1,217	46	43	491	815
Year 2004	1,463	6	–	252	1,217

Discontinued Businesses:
Year 2006	$ 248	$ –	$ –	$ 11	$ 237
Year 2005	287	5	–	44	248
Year 2004	331	39	15	98	287

(a)

Allowance for Uncollectible Accounts Receivable includes: (1) amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us. Also includes amounts transferred from other accounts. The 2006 amounts charged to other accounts for the allowance for uncollectible accounts receivable and valuation allowance for deferred tax assets were primarily due to the acquisition of MCI.

(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

Date: March 1, 2007	By:	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg	Chairman and Chief Executive Officer	March 1, 2007
Ivan G. Seidenberg

Principal Financial Officer:

/s/ Doreen A. Toben	Executive Vice President and Chief Financial Officer	March 1, 2007
Doreen A. Toben

Principal Accounting Officer:

/s/ Thomas A. Bartlett	Senior Vice President and Controller	March 1, 2007
Thomas A. Bartlett

Signatures – Continued

/s/ Ivan G. Seidenberg	Director	March 1, 2007
Ivan G. Seidenberg

/s/ James R. Barker	Director	March 1, 2007
James R. Barker

/s/ Richard L. Carrión	Director	March 1, 2007
Richard L. Carrión

/s/ M. Frances Keeth	Director	March 1, 2007
M. Frances Keeth

/s/ Robert W. Lane	Director	March 1, 2007
Robert W. Lane

/s/ Sandra O. Moose	Director	March 1, 2007
Sandra O. Moose

/s/ Joseph Neubauer	Director	March 1, 2007
Joseph Neubauer

/s/ Donald T. Nicolaisen	Director	March 1, 2007
Donald T. Nicolaisen

/s/ Thomas H. O’Brien	Director	March 1, 2007
Thomas H. O’Brien

/s/ Clarence Otis, Jr.	Director	March 1, 2007
Clarence Otis, Jr.

/s/ Hugh B. Price	Director	March 1, 2007
Hugh B. Price

/s/ Walter V. Shipley	Director	March 1, 2007
Walter V. Shipley

/s/ John W. Snow	Director	March 1, 2007
John W. Snow

/s/ John R. Stafford	Director	March 1, 2007
John R. Stafford

/s/ Robert D. Storey	Director	March 1, 2007
Robert D. Storey