Form 10-Q
period 2007-03-31
VERIZON COMMUNICATIONS INC
filed 2007-05-04
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of Incorporation)	(I.R.S. Employer Identification No.)

140 West Street	10007
New York, New York	(Zip Code)
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

At March 31, 2007, 2,903,363,700 shares of the registrant’s Common Stock were outstanding, after deducting 64,288,738 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

Three Months Ended March 31,
(Dollars in Millions, Except Per Share Amounts) (Unaudited)	2007	2006

Operating Revenues	$ 22,584	$ 21,231

Operating Expenses
Cost of services and sales (exclusive of items shown below)	8,912	8,516
Selling, general and administrative expense	6,343	5,873
Depreciation and amortization expense	3,533	3,667

Total Operating Expenses	18,788	18,056

Operating Income	3,796	3,175
Equity in earnings of unconsolidated businesses	160	157
Other income and (expense), net	48	103
Interest expense	(485)	(636)
Minority interest	(1,154)	(866)

Income Before Provision For Income Taxes, Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	2,365	1,933
Provision for income taxes	(881)	(651)

Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	1,484	1,282

Income from discontinued operations, net of tax	142	392
Extraordinary item, net of tax	(131)	–
Cumulative effect of accounting change, net of tax	–	(42)

Net Income	$ 1,495	$ 1,632

Basic Earnings Per Common Share(1)
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$ .51	$ .44
Income from discontinued operations, net of tax	.05	.13
Extraordinary item, net of tax	(.05)	–
Cumulative effect of accounting change, net of tax	–	(.01)

Net Income	$ .51	$ .56

Weighted-average shares outstanding (in millions)	2,909	2,915

Diluted Earnings Per Common Share(1)
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$ .51	$ .44
Income from discontinued operations, net of tax	.05	.13
Extraordinary item, net of tax	(.05)	–
Cumulative effect of accounting change, net of tax	–	(.01)

Net Income	$ .51	$ .56

Weighted-average shares outstanding (in millions)	2,911	2,963

Dividends declared per common share	$ .405	$ .405

(1)	Total of per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(Dollars in Millions, Except Per Share Amounts) (Unaudited)	At March 31, 2007	At December 31, 2006

Assets
Current assets
Cash and cash equivalents	$1,301	$3,219
Short-term investments	2,149	2,434
Accounts receivable, net of allowances of $1,153 and $1,139	10,177	10,891
Inventories	1,780	1,514
Assets held for sale	–	2,592
Prepaid expenses and other	2,487	1,888

Total current assets	17,894	22,538

Plant, property and equipment	206,585	204,109
Less accumulated depreciation	123,607	121,753

	82,978	82,356

Investments in unconsolidated businesses	4,898	4,868
Wireless licenses	50,566	50,959
Goodwill	5,247	5,655
Other intangible assets, net	5,195	5,140
Other assets	17,506	17,288

Total assets	$184,284	$188,804

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$6,604	$7,715
Accounts payable and accrued liabilities	13,309	14,320
Liabilities related to assets held for sale	–	2,154
Other	7,993	8,091

Total current liabilities	27,906	32,280

Long-term debt	28,073	28,646
Employee benefit obligations	29,743	30,779
Deferred income taxes	13,518	16,270
Other liabilities	7,025	3,957

Minority interest	29,237	28,337

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,652,438 shares and 2,967,652,438 shares issued)	297	297
Contributed capital	40,122	40,124
Reinvested earnings	17,485	17,324
Accumulated other comprehensive loss	(7,136)	(7,530)
Common stock in treasury, at cost	(2,185)	(1,871)
Deferred compensation – employee stock ownership plans and other	199	191

Total shareowners’ investment	48,782	48,535

Total liabilities and shareowners’ investment	$184,284	$188,804

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2007	2006

Cash Flows from Operating Activities
Net Income	$1,495	$1,632
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization expense	3,533	3,667
Employee retirement benefits	430	481
Deferred income taxes	222	(149)
Provision for uncollectible accounts	281	294
Equity in earnings of unconsolidated businesses	(160)	(157)
Extraordinary item, net of tax	131	–
Cumulative effect of accounting change, net of tax	–	42
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,116)	(382)
Other, net	228	185

Net cash provided by operating activities – continuing operations	5,044	5,613
Net cash provided by (used in) operating activities – discontinued operations	(527)	453

Net cash provided by operating activities	4,517	6,066

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,163)	(4,021)
Acquisitions, net of cash acquired, and investments	(124)	1,526
Net change in short-term investments	282	433
Other, net	61	313

Net cash used in investing activities – continuing operations	(3,944)	(1,749)
Net cash provided by investing activities – discontinued operations	757	1

Net cash used in investing activities	(3,187)	(1,748)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,424	3,971
Repayments of long-term borrowings and capital lease obligations	(3,314)	(6,129)
Increase in short-term obligations, excluding current maturities	141	14
Dividends paid	(1,179)	(1,185)
Proceeds from sale of common stock	110	64
Purchase of common stock for treasury	(427)	(398)
Other, net	(3)	(117)

Net cash used in financing activities – continuing operations	(3,248)	(3,780)
Net cash used in financing activities – discontinued operations	–	(50)

Net cash used in financing activities	(3,248)	(3,830)

Increase (decrease) in cash and cash equivalents	(1,918)	488
Cash and cash equivalents, beginning of period	3,219	760

Cash and cash equivalents, end of period	$1,301	$1,248

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon) Annual Report on Form 10-K for the year ended December 31, 2006.

We have reclassified prior year amounts to conform to the current year presentation.

2. Discontinued Operations, Extraordinary Item and Sale of Businesses, net

Telecomunicaciones de Puerto Rico, Inc.

On March 27, 2007, the Federal Communications Commission approved the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to América Móvil, S.A.B. de C.V. (América Móvil). On March 30, 2007, we completed the sale and received gross proceeds of approximately $980 million, $100 million of which was contributed to the Verizon Foundation. The sale resulted in a pretax gain of $120 million ($70 million after-tax). América Móvil purchased 100% of TELPRI, the holding company of Puerto Rico Telephone Company, including Verizon’s 52% interest.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the results of operations of TELPRI as discontinued operations in the consolidated statements of income for all periods presented through the date of the sale. The assets and liabilities of TELPRI are disclosed as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets as of December 31, 2006. Additional detail related to those assets and liabilities were as follows:

(Dollars in Millions)	At December 31, 2006

Current assets	$303
Plant, property and equipment, net	1,436
Other non-current assets	853

Total assets	$2,592

Current liabilities	$181
Long-term debt	575
Other non-current liabilities	1,398

Total liabilities	$2,154

Related to the assets and liabilities above was $241 million included as Accumulated Other Comprehensive Loss in the condensed consolidated balance sheets as of December 31, 2006.

Income from discontinued operations, net of tax, for TELPRI, Verizon Dominicana and Verizon Information Services presented in the condensed consolidated statements of income was comprised of the following:

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006

Operating revenues	$306	$1,512

Income before provision for income taxes	$185	$618
Provision for income taxes	(43)	(226)

Income from discontinued operations, net of tax	$142	$392

Compañía Anónima Nacional Teléfonos de Venezuela (CANTV)

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic. The MOU provides that the Republic will offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States at a price equivalent to $17.85 per American Depository Share (ADS), subject to adjustment if CANTV declared and paid a dividend prior to the purchase of the equity securities in the tender offers. A dividend of 6,454.49 Bolivars per ADS (equivalent to $3.00 at the current official exchange rate) with an April 18, 2007 payment date was recommended by the CANTV Board and then approved by shareholders on March 30, 2007. The Republic launched the public tender offers on April 9, 2007 at a price equivalent to $14.85 per ADS. Unless extended, the offers will expire on May 8, 2007. The price is subject to further adjustment for any additional dividends declared and paid before the date the equity securities are accepted for payment, and in the event of a change in the official exchange rate, for changes to the equivalent dollar value of the April 18 dividend. The tender offers are subject to certain conditions including that a majority of the outstanding shares are tendered to the Republic. Based upon the terms of the MOU and our current investment balance in CANTV, we recorded an extraordinary loss on our investment of $131 million, net of tax in the first quarter of 2007. If the tender offers are completed, Verizon expects to receive an aggregate amount of $572 million through a combination of purchase price and the 2007 dividend.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. These local exchange and business assets are included in Verizon’s continuing operations. The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. We expect this transaction to close within one year of the date of announcement.

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

3. Taxes

FASB Interpretation No. 48

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. As a result of the implementation of FIN 48, we recorded adjustments to liabilities that resulted in a net $79 million increase in the liability for unrecognized tax benefits with an offsetting reduction to retained earnings as of January 1, 2007. The implementation of FIN 48 also resulted in adjustments to prior acquisitions accounted for under purchase accounting, resulting in a $635 million reduction in the liability for unrecognized tax benefits and corresponding reductions to goodwill and wireless licenses of $100 million and $535 million, respectively. The implementation impact included a reduction in Deferred income taxes of approximately $3 billion, offset with a similar increase in Other liabilities as of January 1, 2007.

The total amount of unrecognized tax benefits at January 1, 2007 is $2,958 million. Included in the total unrecognized tax benefits is $1,290 million that, if recognized, would favorably affect the effective tax rate. The remaining unrecognized tax benefits relate to temporary items that would not affect the annual effective tax rate and uncertain tax positions resulting from prior acquisitions which, pursuant to current purchase accounting tax rules, would adjust goodwill.

We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $444 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at January 1, 2007, relating to the $2,958 million unrecognized tax benefits reflected above. We had approximately $486 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at March 31, 2007.

Verizon or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for years 2000 through 2003. We do not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

FASB Staff Position FAS 13-2

FASB Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2) requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which the change occurs. We adopted FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting FSP 13-2 was a reduction to retained earnings of $55 million, after-tax. There was no impact on our condensed consolidated income statement.

4. Completion of Merger with MCI

On January 6, 2006, after receiving the required state, federal and international regulatory approvals, Verizon completed the acquisition of 100% of the outstanding common stock of MCI, Inc. (MCI) for a combination of Verizon common shares and cash. MCI was a global communications company that provided Internet, data and voice communication services to businesses and government entities throughout the world and consumers in the United States.

The merger was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, and the aggregate transaction value was $6,890 million, consisting of the cash and common stock issued at closing ($5,829 million), the consideration for the shares acquired from the Carlos Slim Helú entities, net of the portion of the special dividend paid by MCI that was treated as a return of our investment ($973 million) and closing and other direct merger-related costs. The number of shares issued was based on the “Average Parent Stock Price,” as defined in the merger agreement. The consolidated financial statements include the results of MCI’s operations from the date of the close of the merger.

We recorded certain severance and severance-related costs and contract termination costs in connection with the merger, pursuant to the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The remaining severance and severance-related costs will be paid in 2007, and the remaining contract termination costs will be paid over the remaining contract periods through 2009. The following table summarizes the activity related to these obligations during 2007:

(Dollars in Millions)	At December 31, 2006	Payments	At March 31, 2007

Severance costs and contract termination costs	$ 376	$ (256)	$ 120

5. Strategic Actions and Other Special Items

During the first quarter of 2007, we recorded pretax charges of $14 million ($9 million after-tax) related to systems integration activities associated with the MCI acquisition, and, as a result of the sale of TELPRI, Verizon contributed $100 million to Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

During the first quarter of 2006, we recorded pretax charges of $55 million ($35 million after-tax) related to integration costs associated with the MCI acquisition that primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities. Also during the first quarter of 2006, we recorded pretax charges of $46 million ($28 million after-tax) in connection with the continued relocation of employees and business operations to Verizon Center located in Basking Ridge, New Jersey.

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(Dollars in Millions)	Wireline	Domestic Wireless	Total

Balance at December 31, 2006	$ 5,310	$ 345	$ 5,655
Reclassifications and adjustments	(408)	–	(408)

Balance at March 31, 2007	$ 4,902	$ 345	$ 5,247

Reclassifications and adjustments to goodwill during the first quarter of 2007 reflects revised estimated tax bases of acquired assets and liabilities, as well as adjustments related to the adoption of FIN 48 (see Note 3).

Other Intangible Assets

The following table displays the details of other intangible assets:

	At March 31, 2007		At December 31, 2006
(Dollars in Millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Finite-lived intangible assets:
Customer lists (3 to 8 years)	$ 1,273	$ 309	$ 1,278	$ 270
Non-network internal-use software (1 to 7 years)	7,617	3,560	7,777	3,826
Other (1 to 25 years)	203	29	204	23

Total	$ 9,093	$ 3,898	$ 9,259	$ 4,119

Indefinite-lived intangible assets:
Wireless licenses	$ 50,566		$ 50,959

Wireless licenses reflected adjustments related to the adoption of FIN 48 (see Note 3), as well as acquisitions during the first quarter of 2007. Amortization expense was $343 million and $463 million for the three months ended March 31, 2007 and 2006 respectively. Amortization expense is estimated to be $1,006 million for the remainder of 2007, $1,174 million in 2008, $973 million in 2009, $749 million in 2010 and $584 million in 2011.

7. Debt

Issuance of Debt

In February 2007, Verizon drew down on a $425 million floating rate vendor financing facility due 2013. In March 2007, Verizon issued $1,000 million of 13-month floating rate exchangeable notes with an original maturity of 2008. These notes are exchangeable periodically at the option of the note holder into similar notes until 2017.

On March 29, 2007, Verizon agreed to issue an aggregate $2,000 million of fixed and floating rate notes. On April 3, 2007, Verizon issued these notes, consisting of $750 million of 5.50% notes due 2017, $750 million of 6.25% notes due 2037, and $500 million of floating rate notes due 2009 resulting in cash proceeds of $1,978 million, net of discounts and issuance costs.

Redemption of Debt

Previously, Verizon issued $1,750 million in principal amount at maturity of floating rate notes due August 15, 2007, which were callable by Verizon on or after August 15, 2006. On January 8, 2007, we redeemed the remaining $1,580 million principal of the outstanding floating rate notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal amount of the notes being redeemed to the date of redemption. The total payment on the date of redemption was approximately $1,593 million.

During the first quarter of 2007, the $150 million GTE Southwest Inc. 6.23% notes and the $275 million Verizon California Inc. 7.65% notes matured and were repaid. In addition, we redeemed the $500 million of GTE Corporation 7.90% debentures due February 1, 2027 and the $300 million Verizon South Inc. 7.0% debentures, Series F, due 2041 at various redemption prices plus accrued and unpaid interest to the redemption dates. We recorded pretax charges of $28 million ($18 million after-tax) in connection with the early extinguishments of this debt.

Other Debt Extinguishment Costs

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

In addition, Verizon Global Funding had guaranteed the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. In connection with the merger of Verizon Global Funding into Verizon, Verizon has assumed this guarantee. As of March 31, 2007, $2,450 million principal amount of these obligations remained outstanding.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of March 31, 2007, $92 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

8. Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)	2007	2006

Net Income Used For Basic Earnings Per Common Share
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$1,484	$1,282
Income from discontinued operations, net of tax	142	392
Extraordinary item, net of tax	(131)	–
Cumulative effect of accounting change, net of tax	–	(42)

Net income	$1,495	$1,632

Net Income Used For Diluted Earnings Per Common Share
Income before discontinued operations and cumulative effect of accounting change	$1,484	$1,282
After-tax minority interest expense related to exchangeable equity interest	–	8
After-tax interest expense related to zero-coupon convertible notes	–	7
Income before discontinued operations, extraordinary item and cumulative effect of accounting change – after assumed conversion of dilutive securities	1,484	1,297
Income from discontinued operations, net of tax	142	392
Extraordinary item, net of tax	(131)	–
Cumulative effect of accounting change, net of tax	–	(42)

Net income – after assumed conversion of dilutive securities	$1,495	$1,647

Basic Earnings Per Common Share(1)
Weighted-average shares outstanding – basic	2,909	2,915
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$.51	$.44
Income from discontinued operations, net of tax	.05	.13
Extraordinary item, net of tax	(.05)	–
Cumulative effect of accounting change, net of tax	–	(.01)

Net income	$.51	$.56

Diluted Earnings Per Common Share(1)
Weighted-average shares outstanding	2,909	2,915
Effect of dilutive securities:
Stock options	2	1
Exchangeable equity interest	–	30
Zero-coupon convertible notes	–	17

Weighted-average shares – diluted	2,911	2,963

Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$.51	$.44
Income from discontinued operations, net of tax	.05	.13
Extraordinary item, net of tax	(.05)	–
Cumulative effect of accounting change, net of tax	–	(.01)

Net income	$.51	$.56

(1)	Total of per share amounts may not add due to rounding.

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 181 million shares and 236 million shares for the three months ended March 31, 2007 and 2006, respectively.

The zero-coupon convertible notes were retired on May 15, 2006. Additionally, the Price Communications Corp. exchangeable equity interest was converted on August 15, 2006 by issuing 29.5 million Verizon shares.

9. Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified prospective method. The impact to Verizon primarily resulted from Verizon Wireless, for which we recorded a $42 million cumulative effect of accounting change, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability for awards granted to Domestic Wireless employees at fair value utilizing a Black-Scholes model.

Restricted Stock Units

The Verizon Communications Long Term Incentive Plan (the “Plan”) provides for grants of restricted stock units (RSUs) that vest at the end of the third year after the grant. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting.

The following table summarizes Verizon’s Restricted Stock Unit activity:

(Shares in Thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value

Outstanding, beginning of year	15,593	$ 33.67
Grants	5,959	37.87
Payments	(602)	36.75
Cancellations/Forfeitures	(20)	33.29

Outstanding restricted stock units, March 31, 2007	20,930	34.78

Performance Share Units

The Plan also provides for grants of performance share units (PSUs) that vest at the end of the third year after the grant. The PSUs are classified as liability awards because the PSUs will be paid in cash upon vesting.

The following table summarizes Verizon’s Performance Share Unit activity:

(Shares in Thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value

Outstanding, beginning of year	28,423	$ 34.22
Grants	9,204	37.87
Payments	(5,759)	36.75
Cancellations/Forfeitures	(661)	36.66

Outstanding performance share units, March 31, 2007	31,207	34.78

As of March 31, 2007, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $783 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Wireless Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Cellco Partnership, d.b.a. Verizon Wireless (the “Partnership”). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) are granted to eligible employees. With the adoption of SFAS 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. As of March 31, 2007, substantially all VARs were fully vested.

The following table summarizes the VARs activity:

(Shares in Thousands)	VARs	Weighted-Average Grant-Date Fair Value

Outstanding, beginning of year	94,467	$ 16.99
Exercises	(2,124)	14.18
Cancellations/Forfeitures	(953)	23.16

Outstanding value appreciation rights, March 31, 2007	91,390	16.99

Stock-Based Compensation Expense

After-tax compensation expense for stock-based compensation described above included in net income as reported for the three months ended March 31, 2007 and 2006 was $202 million and $102 million, respectively.

Stock Options

The Verizon Long Term Incentive Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004. We determined stock-option related employee compensation expense for the 2004 grant using the Black-Scholes option-pricing model.

The following table summarizes Verizon’s stock option activity:

(Shares in Thousands)	Stock Options	Weighted-Average Exercise Price

Options outstanding, beginning of year	229,364	$ 46.48
Exercises	(3,019)	35.61
Cancellations	(10,419)	47.06

Options outstanding, March 31, 2007	215,926	46.61

Options exercisable, March 31, 2007	215,909	46.61

The weighted-average remaining contractual term was 3.6 years for stock options outstanding and exercisable as of March 31, 2007. The total intrinsic value was approximately $65 million for stock options outstanding and exercisable as of March 31, 2007. For the three months ended March 31, 2007 and 2006, the amount of cash received from the exercise of stock options was approximately $113 million and $6 million, respectively. The total intrinsic value for stock options exercised during the first quarter of 2007 and 2006 and the related tax benefits were not material.

For the three months ended March 31, 2007 and 2006, after-tax compensation expense for stock options was $2 million and $10 million, respectively.

10. Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit costs (income) related to our pension and postretirement health care and life insurance plans:

(Dollars in Millions)
		Pension	Health Care and Life
Three Months Ended March 31,	2007	2006	2007	2006
Service cost	$ 111	$ 176	$ 88	$ 89
Interest cost	494	499	398	374
Expected return on plan assets	(794)	(793)	(79)	(82)
Amortization of prior service cost	11	11	98	89
Actuarial loss, net	24	45	79	73

Net periodic benefit (income) cost	$ (154)	$ (62)	$ 584	$ 543

Employer Contributions

During the three months ended March 31, 2007, we contributed $489 million to our qualified pension trusts, $60 million to our nonqualified pension plans and $293 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2007 is based on current regulations, including continued pension funding relief. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2006 continue to be accurate.

Severance Benefits

During the three months ended March 31, 2007, we paid severance benefits of $98 million excluding amounts related to the MCI acquisition (see Note 4). At March 31, 2007, we had a remaining severance liability of $557 million, which includes future contractual payments to employees separated as of March 31, 2007.

11. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of other comprehensive income were as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006

Net Income	$ 1,495	$ 1,632
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	17	79
Unrealized derivative gains on cash flow hedges	6	12
Unrealized (loss) gains on marketable securities	(6)	24
Minimum pension liability adjustment	–	13
Defined benefit pension and postretirement plans	136	–
Disposition of TELPRI and other	241	–

	394	128

Total Comprehensive Income	$ 1,889	$ 1,760

The unrealized foreign currency translation gain in the first quarter of 2006 is primarily driven by the appreciation in the functional currencies on our investments in Vodafone Omnitel N.V. (Vodafone Omnitel) and Verizon Dominicana, C. por A. (Verizon Dominicana).

The components of accumulated other comprehensive loss were as follows:

(Dollars in Millions)	At March 31, 2007	At December 31, 2006

Foreign currency translation adjustments	$346	$329
Net unrealized losses on hedging	(5)	(11)
Unrealized gains on marketable securities	58	64
Defined benefit pension and postretirement plans	(7,535)	(7,671)
Other	–	(241)

Accumulated Other Comprehensive Loss	$(7,136)	$(7,530)

12. Segment Information

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless. We measure and evaluate our reportable segments based on segment income. Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, primarily Vodafone Omnitel, lease financing, and asset impairments and expenses that are not allocated in assessing segment performance due to their non-recurring nature. These adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance.

Our segments and their principal activities consist of the following:

Segment	Description

Wireline

Wireline provides communications services including voice, broadband video and data, next generation IP network services, network access, long distance and other services to consumers, carriers, business and government customers both domestically and globally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice and data products and other value added services and equipment sales across the United States.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006

External Operating Revenues
Wireline	$12,166	$12,214
Domestic Wireless	10,282	8,796

Total segments	22,448	21,010
Reconciling items	136	221

Total consolidated – reported	$22,584	$21,231

Intersegment Revenues
Wireline	$310	$251
Domestic Wireless	25	17

Total segments	335	268
Reconciling items	(335)	(268)

Total consolidated – reported	$–	$–

Total Operating Revenues
Wireline	$12,476	$12,465
Domestic Wireless	10,307	8,813

Total segments	22,783	21,278
Reconciling items	(199)	(47)

Total consolidated – reported	$22,584	$21,231

Operating Income
Wireline	$1,135	$1,076
Domestic Wireless	2,729	2,115

Total segments	3,864	3,191
Reconciling items	(68)	(16)

Total consolidated – reported	$3,796	$3,175

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006

Segment Income
Wireline	$365	$318
Domestic Wireless	874	631

Total segment income	1,239	949
Reconciling items	256	683

Total consolidated – reported	$1,495	$1,632

	At March 31, 2007	At December 31, 2006

Assets
Wireline	$90,467	$92,274
Domestic Wireless	82,078	81,989

Total segments	172,545	174,263
Reconciling items	11,739	14,541

Total consolidated – reported	$184,284	$188,804

Major reconciling items between the segments and the consolidated results were as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006

Operating Revenues
Corporate, eliminations and other	$(199)	$(47)

	$(199)	$(47)

Operating Income
Verizon Center relocation, net (see Note 5)	$–	$(46)
Merger integration costs (see Note 4)	(14)	(55)
Verizon Foundation contribution (see Note 2)	(100)	–
Corporate and other	46	85

	$(68)	$(16)

Net Income
Debt extinguishment costs (see Note 7)	$–	$(16)
Verizon Center relocation, net (see Note 5)	–	(28)
Merger integration costs (see Note 4)	(9)	(35)
Cumulative effect of accounting change (see Note 9)	–	(42)
Verizon Foundation contribution (see Note 2)	(65)	–
Sale of Puerto Rico, net (see Note 2)	70	–
Extraordinary item, net of tax (see Note 2)	(131)	–
Corporate and other	391	804

	$256	$683

We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

13. Guarantees of Operating Subsidiary Debt

Verizon has guaranteed $480 million 7% debentures series B, due 2042 issued by Verizon New England Inc., a wholly-owned operating subsidiary. This guarantee would require Verizon to make scheduled payments immediately if the subsidiary failed to do so. The debentures were issued in denominations of $25 and were sold primarily to retail investors and are listed on the New York Stock Exchange. SEC rules permit us to include condensed consolidating financial information for this subsidiary in our periodic SEC reports rather than filing separate subsidiary periodic SEC reports.

On March 23, 2007, Verizon redeemed the previously guaranteed $300 million 7% debentures series F issued by Verizon South Inc. due 2041. Accordingly, we are no longer required to disclose this financial information in the condensed consolidating financial information.

Below is the condensed consolidating financial information. Verizon New England is presented in a separate column. The column labeled Parent represents Verizon’s investments in all of its subsidiaries under the equity method and the Other column represents all other subsidiaries of Verizon on a combined basis. The Adjustments column reflects intercompany eliminations.

Condensed Consolidating Statements of Income Three Months Ended March 31, 2007

(Dollars in Millions)	Parent	Verizon New England	Other	Adjustments	Total

Operating revenues	$ –	$ 923	$ 21,827	$ (166)	$ 22,584
Operating expenses	72	874	18,008	(166)	18,788

Operating income (loss)	(72)	49	3,819	–	3,796
Equity in earnings of unconsolidated businesses	1,431	–	(276)	(995)	160
Other income and (expense), net	444	6	41	(443)	48
Interest expense	(267)	(45)	(180)	7	(485)
Minority interest	–	–	(1,154)	–	(1,154)

Income before provision for income taxes, discontinued operations and extraordinary item	1,536	10	2,250	(1,431)	2,365
Provision for income taxes	(41)	(2)	(838)	–	(881)

Income before discontinued operations and extraordinary item	1,495	8	1,412	(1,431)	1,484
Income from discontinued operations, net of tax	–	–	142	–	142
Extraordinary item, net of tax	–	–	(131)	–	(131)

Net income	$ 1,495	$ 8	$ 1,423	$ (1,431)	$ 1,495

Condensed Consolidating Statements of Income Three Months Ended March 31, 2006

(Dollars in Millions)	Parent	Verizon New England	Other	Adjustments	Total

Operating revenues	$ –	$ 938	$ 20,447	$ (154)	$ 21,231
Operating expenses	5	874	17,331	(154)	18,056

Operating income (loss)	(5)	64	3,116	–	3,175
Equity in earnings of unconsolidated businesses	1,554	3	(117)	(1,283)	157
Other income and (expense), net	296	2	83	(278)	103
Interest expense	(204)	(44)	(395)	7	(636)
Minority interest	–	–	(866)	–	(866)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	1,641	25	1,821	(1,554)	1,933
Provision for income taxes	(9)	(7)	(635)	–	(651)

Income before discontinued operations and cumulative effect of accounting change	1,632	18	1,186	(1,554)	1,282
Income from discontinued operations, net of tax	–	–	392	–	392
Cumulative effect of accounting change, net of tax	–	–	(42)	–	(42)

Net income	$ 1,632	$ 18	$ 1,536	$ (1,554)	$ 1,632

Condensed Consolidating Balance Sheets At March 31, 2007
(Dollars in Millions)	Parent	Verizon New England	Other	Adjustments	Total

Cash	$ –	$ –	$ 1,301	$ –	$ 1,301
Short-term investments	–	191	1,958	–	2,149
Accounts receivable, net	3	649	10,409	(884)	10,177
Other current assets	30,211	183	4,081	(30,208)	4,267

Total current assets	30,214	1,023	17,749	(31,092)	17,894
Plant, property and equipment, net	1	6,145	76,832	–	82,978
Investments in unconsolidated businesses	46,039	116	6,184	(47,441)	4,898
Other assets	4,946	300	73,498	(230)	78,514

Total assets	$ 81,200	$ 7,584	$ 174,263	$ (78,763)	$ 184,284

Debt maturing within one year	$ 5,922	$ 427	$ 30,761	$ (30,506)	$ 6,604
Other current liabilities	2,208	940	18,740	(586)	21,302

Total current liabilities	8,130	1,367	49,501	(31,092)	27,906
Long-term debt	11,754	2,574	13,975	(230)	28,073
Employee benefit obligations	12,223	1,595	15,925	–	29,743
Deferred income taxes	65	455	12,998	–	13,518
Other liabilities	246	252	6,527	–	7,025
Minority interest	–	–	29,237	–	29,237
Total shareowners’ investment	48,782	1,341	46,100	(47,441)	48,782

Total liabilities and shareowners’ investment	$ 81,200	$ 7,584	$ 174,263	$ (78,763)	$ 184,284

Condensed Consolidating Balance Sheets

At December 31, 2006

(Dollars in Millions)	Parent	Verizon New England	Other	Adjustments	Total

Cash	$ –	$ –	$ 3,219	$ –	$ 3,219
Short-term investments	–	215	2,219	–	2,434
Accounts receivable, net	4	705	11,037	(855)	10,891
Other current assets	32,680	134	5,858	(32,678)	5,994

Total current assets	32,684	1,054	22,333	(33,533)	22,538
Plant, property and equipment, net	1	6,165	76,190	–	82,356
Investments in unconsolidated businesses	44,048	116	7,850	(47,146)	4,868
Other assets	5,045	288	73,939	(230)	79,042

Total assets	$ 81,778	$ 7,623	$ 180,312	$ (80,909)	$ 188,804

Debt maturing within one year	$ 6,735	$ 333	$ 33,527	$ (32,880)	$ 7,715
Other current liabilities	2,354	1,060	21,804	(653)	24,565

Total current liabilities	9,089	1,393	55,331	(33,533)	32,280
Long-term debt	11,392	2,573	14,911	(230)	28,646
Employee benefit obligations	12,419	1,625	16,735	–	30,779
Deferred income taxes	337	532	15,401	–	16,270
Other liabilities	6	111	3,840	–	3,957
Minority interest	–	–	28,337	–	28,337
Total shareowners’ investment	48,535	1,389	45,757	(47,146)	48,535

Total liabilities and shareowners’ investment	$ 81,778	$ 7,623	$ 180,312	$ (80,909)	$ 188,804

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2007
(Dollars in Millions)	Parent	Verizon New England	Other	Adjustments	Total

Net cash from operating activities	$ 768	$ 129	$ 4,404	$ (784)	$ 4,517
Net cash from investing activities	–	(167)	(2,926)	(94)	(3,187)
Net cash from financing activities	(768)	38	(3,396)	878	(3,248)

Net decrease in cash	$ –	$ –	$ (1,918)	$ –	$ (1,918)

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2006
(Dollars in Millions)	Parent	Verizon New England	Other	Adjustments	Total

Net cash from operating activities	$ 748	$ 433	$ 5,654	$ (769)	$ 6,066
Net cash from investing activities	(779)	(224)	(555)	(190)	(1,748)
Net cash from financing activities	31	(209)	(4,611)	959	(3,830)

Net increase in cash	$ –	$ –	$ 488	$ –	$ 488

14. Other Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our condensed consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

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

Under the terms of an investment agreement, as of December 31, 2006, Vodafone has the right to require the purchase of up to $10 billion worth of its interest in Verizon Wireless, during a 61-day period opening on June 10 and closing on August 9 in 2007, under its one remaining put window. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt. In the event Vodafone fully exercises its one remaining put right, we (instead of Verizon Wireless) have the right, exercisable at our sole discretion, to purchase up to $2.5 billion of the $10 billion Vodafone interest for cash or Verizon stock at our option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s wireline business provides telephone services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Stressing diversity and commitment to the communities in which we operate, Verizon has a highly diverse workforce of approximately 239,000 employees.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following four key areas:

•

Revenue Growth – Our emphasis is on revenue growth, devoting more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including fiber optics to the premises (Verizon’s high-capacity fiber network (FiOS) and TV services), digital subscriber lines (DSL) and other data services, long distance, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market, where we have been experiencing access line losses. During the first quarter of 2007, we reported consolidated revenue growth of 6.4% compared to last year, primarily driven by 17% higher revenue at Domestic Wireless, where we added approximately 1.7 million total wireless customers, of which over 1.6 million were wireless retail customers. Wireline remained stable as growth in enterprise business and broadband offset declines in wholesale and access line losses. Verizon Telecom added 416,000 broadband connections during the quarter.

•

Operational Efficiency – While focusing resources on growth, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements including self-service initiatives. The effect of these and other efforts, such as real estate consolidations, call center routing improvements and the formation of Verizon Services Organization, has been to change the company’s cost structure and maintain stable operating income margins. Real estate consolidations include the establishment of the Verizon Center. The Verizon Services Organization provides centralized services across our business, including procurement, finance operations and real estate services. With our deployment of the FiOS network, we expect to realize savings in annual, ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation automation improvements occur, costs per home connected are expected to decline. Since the merger with MCI, we have gained operational benefits from sales force and product and systems integration initiatives. Workforce levels in the first quarter of 2007 increased to 239,000 from 236,000, primarily from an increase in headcount at Domestic Wireless, partially offset by headcount reductions of about 8,000 in our wireline business, as a result of continued productivity improvements and merger synergy savings.

•

Capital Allocation – Our capital spending continues to be directed toward growth markets. High-speed wireless data (Evolution-Data Optimized, or EV-DO) services, replacement of copper access lines with fiber optics to the premises, as well as expanded services to business markets are examples of areas of capital spending in support of these growth markets. Excluding discontinued operations, during the first quarter of 2007, capital expenditures were $4,163 million compared to capital expenditures of $4,021 million in the similar period in 2006. Of the increase, $140 million was attributable to the growth initiatives at Domestic Wireless. In 2007, Verizon management expects capital expenditures to be in the range of $17.5 billion to $17.9 billion. In addition to capital expenditures, Verizon Wireless continues to participate in the Federal Communications Commission’s (FCC) wireless spectrum auctions and continues to evaluate spectrum acquisitions in support of expanding data applications and its growing customer base.

•

Cash Flow Generation and Shareowner Value Creation – The financial statements reflect the emphasis of management on not only directing resources to growth markets, but also creating value for shareowners through the use of cash provided by our operating and investing activities for the repayment of debt, share repurchases and providing a stable dividend to our shareowners, in addition to returning value to shareowners through spin-off and other strategic transactions. Verizon’s total debt decreased by $1,684 million to $34,677 million as of March 31, 2007 from December 31, 2006, primarily as a result of debt repayments from the utilization of proceeds generated through strategic asset dispositions during 2006 and the first quarter of 2007. Verizon’s ratio of debt to debt combined with shareowners’ equity was 41.5% as of March 31, 2007 compared with 42.8% as of December 31, 2006. During the first quarter of 2007, we repurchased $427 million of our common stock as part of our previously announced program, and we plan to continue our share buyback program at similar levels to 2006 during 2007. Verizon’s balance of cash and cash equivalents at March 31, 2007 of $1,301 million decreased by $1,918 million from $3,219 million at December 31, 2006.

Supporting these key focus areas are continuing initiatives to enhance the value of our products and services through well-managed deployment of proven advanced technology and through competitive products and services packaging. At Wireline, as of March 31, 2007, we passed 6.8 million premises with our high-capacity fiber network. We added 177,000 new FiOS data connections in the first quarter of 2007. In 2005, we began offering video on the FiOS network in three markets. By the end of the first quarter of 2007, Verizon had obtained over 760 video franchises covering 10.1 million households with service available for sale to 3.1 million premises. We had 348,000 FiOS TV customers by the end of the first quarter of 2007. We are also developing and marketing innovative product bundles to include local wireline, long distance, wireless and broadband services for consumer and general business retail customers. These efforts will also help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow revenues by becoming a leading video provider.

Also at Wireline, we will continue to focus investments in strategic areas by rolling-out next generation global IP networks to meet the ongoing global enterprise market shift to IP-based products and services. Deployment of new strategic service offerings, including expansion of our voice over IP (VoIP) and international Ethernet capabilities, introduction of cutting edge video and web-based conferencing capabilities and enhancements to our virtual private network portfolio, will allow us to continue to gain share in the enterprise market. Additionally, we will continue to integrate the business of the former MCI to drive continued growth in synergy, supporting a focus on operational efficiency and continued creation of shareowner value.

At Verizon Wireless, we will continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for the business and provide new and innovative products and services for our customers such as Broadband Access, our EV-DO service. To accomplish our goal of being the acknowledged market leader in providing wireless voice and data communication services in the U.S., we will continue to implement the following key elements of our business strategy: provide the highest network reliability through our code division multiple access (CDMA) 1XRTT technology and EV-DO (Revision A) infrastructure, which significantly increases data transmission rates; profitably acquire, satisfy and retain our customers; and increase the value of our service offerings to customers while achieving revenue and net income growth. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services and focus on operating margins and capital efficiency by driving down costs and leveraging our scale.

In January 2007, Verizon announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange access lines and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. The total value to be received by Verizon and its shareowners in exchange for these operations will be approximately $2,715 million. We expect this transaction to close within one year of the date of announcement.

Consolidated Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless. Prior period amounts and discussions are revised to reflect this change. We include in our results of operations the results of the former MCI business subsequent to the close of the merger on January 6, 2006.

This section on consolidated results of operations carries forward the segment results, which exclude the special and non-recurring items, and highlights and describes those items separately to ensure consistency of presentation in this section and the “Segment Results of Operations” section. In the following section, we review the performance of our two reportable segments. We exclude the effects of the special and non-recurring items from the segments’ results of operations since management does not consider them in assessing segment performance, due primarily to their non-recurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

Consolidated Revenues

Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Wireline
Verizon Telecom	$ 7,984	$ 8,265	(3.4)
Verizon Business	5,219	4,924	6.0
Intrasegment eliminations	(727)	(724)	0.4

	12,476	12,465	0.1
Domestic Wireless	10,307	8,813	17.0
Corporate & Other	(199)	(47)	nm

Consolidated Revenues	$ 22,584	$ 21,231	6.4

nm – Not meaningful

Consolidated revenues in the first quarter of 2007 were higher by $1,353 million, or 6.4% compared to the similar period in 2006. This increase was primarily the result of continued strong growth at Domestic Wireless.

Wireline’s revenues during the first quarter of 2007 increased by $11 million, or 0.1% compared to last year, partly due to a full quarter of results for the former MCI operations and growth from broadband and long distance services. We added 416,000 new broadband connections, including 177,000 for FiOS, in the first quarter of 2007, for a total of 7,398,000 lines at March 31, 2007, representing a 30.1% increase from March 31, 2006. In addition, we added 141,000 FiOS TV customers in the first quarter of 2007, for a total of 348,000 at March 31, 2007. These increases were partially offset by a decline in voice revenues at Verizon Telecom due to subscriber losses resulting from technology substitution, including wireless and VoIP. Revenues at Verizon Business increased primarily due to the acquisition of MCI and the higher demand for Internet related product offerings.

Domestic Wireless’s revenues increased by $1,494 million, or 17.0% compared to the similar period in 2006 due to increases in service revenues, including data revenues, and equipment and other revenues. Data revenues increased by $697 million or 80% compared to the similar period last year. Domestic Wireless customers at March 31, 2007 were approximately 61 million, an increase of 14.5% over last year. Domestic Wireless’s retail customer base as of March 31, 2007 was approximately 58 million, a 15.4% increase from March 31, 2006, and comprised approximately 96.3% of our total customer base. Average service revenue per customer (ARPU) increased by 2.9% to $50.06 in the first quarter of 2007 compared to 2006, primarily attributable to increases in data revenue per customer driven by increased use of our messaging and other data services. Retail ARPU increased by 2.8% to $50.73 for the first quarter of 2007 compared to 2006. Increases in wireless devices sold and revenue per unit sold drove increases in equipment and other revenue during the first quarter of 2007 compared to 2006.

Consolidated Operating Expenses

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Cost of services and sales	$ 8,912	$ 8,516	4.7
Selling, general and administrative expense	6,343	5,873	8.0
Depreciation and amortization expense	3,533	3,667	(3.7)

Consolidated Operating Expenses	$ 18,788	$ 18,056	4.1

Cost of Services and Sales

Consolidated cost of services and sales in first quarter 2007 increased $396 million, or 4.7% compared to the similar period in 2006 primarily as a result of higher wireless network costs and increases in wireless equipment costs, partially offset by decreases in pension and other postretirement benefit costs and the impact of productivity improvement initiatives.

The higher wireless network costs were caused by increased network usage relating to both voice and data services in the first quarter of 2007 compared to the similar period in 2006, partially offset by decreased local interconnection, long distance and roaming rates. Cost of wireless equipment sales increased in the first quarter of 2007 compared to the similar period in 2006 primarily as a result of an increase in wireless devices sold due to an increase in gross retail activations and equipment upgrades in the first quarter of 2007 compared to the similar period in 2006. Costs in this period were also impacted by decreased net pension and other postretirement benefit costs. As of December 31, 2006, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2007 assumptions, combined with the impact of the management pension freeze, effective June 30, 2006, resulted in pension and other postretirement benefit expense of $323 million (primarily in cost of services and sales) in the first quarter of 2007 compared to $370 million in the first quarter of 2006.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in first quarter 2007 increased by $470 million, or 8% compared to the similar period in 2006. This increase was primarily attributable to higher salary and benefits expense, primarily driven by an increase in costs related to the employees long-term incentive program and an increase in employees at Domestic Wireless, as well as higher sales commission expense as a result of a strong increase in customer additions, renewals and upgrades. Partially offsetting the increase were lower bad debt expenses and other cost reduction initiatives across all segments.

Special and non-recurring items in the first quarter of 2007 included $14 million of merger integration costs, primarily comprised of Wireline systems integration activities and a $100 million contribution to Verizon Foundation, as a result of the sale of TELPRI, to fund its charitable activities and increase its self-sufficiency.

Special and non-recurring items in the first quarter of 2006 included $55 million of continued merger integration costs and other costs related to re-branding initiatives and $46 million related to Verizon Center relocation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $134 million, or 3.7% in the first quarter of 2007 compared to the similar period last year. This decrease was primarily due to lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes and fully amortized customer lists, partially offset by growth in depreciable telephone plant and increased capital expenditures.

Other Consolidated Results

Other Income and (Expense), Net

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Interest income	$44	$55	(20.0)
Foreign exchange gains, net	8	10	(20.0)
Other, net	(4)	38	nm

Total	$48	$103	(53.4)

nm – Not meaningful

Other Income and (Expense), Net for the first quarter of 2007 decreased $55 million, or 53.4% compared to the similar period last year. The decline was primarily due to decreased interest income as a result of lower average cash balances.

Interest Expense

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Interest expense	$485	$636	(23.7)
Capitalized interest costs	109	108	0.9

Total interest costs on debt balances	$594	$744	(20.2)

Weighted-average debt outstanding	$35,216	$42,839
Effective interest rate	6.7%	7.0%

During the first quarter of 2007, total interest costs decreased $150 million, compared to the similar period in 2006, primarily due to a decrease in the weighted-average debt level and lower interest rates compared to last year. The weighted-average debt level decreased primarily as a result of the approximately $7.1 billion reduction from the spin-off of Idearc as well as from the proceeds from the sale of Verizon Dominicana in the fourth quarter of 2006.

Minority Interest

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Minority interest	$ 1,154	$ 866	33.3

The increase in minority interest expense in the first quarter of 2007 compared to similar periods in 2006 was primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Provision for income taxes	$ 881	$ 651	35.3
Effective income tax rate	37.3%	33.7%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. The effective tax rate for the first quarter of 2007 compared to the similar period of 2006 was higher due to the larger favorable tax reserve adjustments and income tax credits recorded in 2006. In addition, the 2007 effective tax rate was higher compared to 2006 as a result of a larger impact in 2007 of the Wireless minority interest as well as lower tax benefits from foreign operations in 2007 compared to 2006.

Discontinued Operations

On March 27, 2007, the Federal Communications Commission approved the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to América Móvil, S.A.B. de C.V. (América Móvil). On March 30, 2007, we completed the previously announced sale of our interest in TELPRI to a subsidiary of América Móvil and recorded a pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). América Móvil purchased 100% of TELPRI, the holding company of Puerto Rico Telephone Company, including Verizon’s 52% interest. Accordingly, discontinued operations in the consolidated statements of income for the three months ended March 31, 2007 includes the results of operations of TELPRI through the completion of the sale.

Discontinued operations for the three months ended March 31, 2006 includes our former U.S. print and Internet yellow pages directories business and Verizon Dominicana in the condensed consolidated statements of income, both of which were disposed of during the fourth quarter of 2006.

Extraordinary Item

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic. The MOU provides that the Republic will offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States at a price equivalent to $17.85 per American Depository Share (ADS), subject to adjustment if CANTV declared and paid a dividend prior to the purchase of the equity securities in the tender offers. A dividend of 6,454.49 Bolivars per ADS (equivalent to $3.00 at the current official exchange rate) with an April 18, 2007 payment date was recommended by the CANTV Board and then approved by shareholders on March 30, 2007. The Republic launched the public tender offers on April 9, 2007 at a price equivalent to $14.85 per ADS. Unless extended, the offers will expire on May 8, 2007. The price is subject to further adjustment for any additional dividends declared and paid before the date the equity securities are accepted for payment, and in the event of a change in the official exchange rate, for changes to the equivalent dollar value of the April 18 dividend. The tender offers are subject to certain conditions including that a majority of the outstanding shares are tendered to the Republic. Based upon the terms of the MOU and our current investment balance in CANTV, we recorded an extraordinary loss on our investment of $131 million, net of tax, or $.05 per diluted share, in the first quarter of 2007. If the tender offers are completed, Verizon expects to receive an aggregate amount of $572 million through a combination of purchase price and the 2007 dividend.

Cumulative Effect of Accounting Change

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified prospective method. The impact to Verizon primarily resulted from Verizon Wireless, for which we recorded a $42 million cumulative effect of accounting change, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability for awards granted to Domestic Wireless employees at fair value utilizing a Black-Scholes model.

Segment Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless. You can find additional information about our segments in Note 12 to the consolidated financial statements.

We measure and evaluate our reportable segments based on segment income. Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, primarily Vodafone Omnitel N.V. (Vodafone Omnitel), lease financing, and asset impairments and expenses that are not allocated in assessing segment performance due to their non-recurring nature. These adjustments include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance.

Wireline

The Wireline segment consists of the operations of Verizon Telecom, a provider of communications services, including voice, broadband video and data, network access, long distance, and other services to consumer and small business customers and carriers, and Verizon Business, a provider of next-generation IP network services globally to medium and large businesses and government customers. Operating results shown for 2006 exclude the results of the former MCI prior to the date of the merger (January 6, 2006).

Operating Revenues

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Verizon Telecom
Mass Markets	$5,506	$5,584	(1.4)
Wholesale	1,997	2,064	(3.2)
Other	481	617	(22.0)
Verizon Business
Enterprise Business	3,571	3,383	5.6
Wholesale	850	804	5.7
International and Other	798	737	8.3
Intrasegment Eliminations	(727)	(724)	0.4

Total Wireline Operating Revenues	$12,476	$12,465	0.1

Verizon Telecom

Mass Markets

Verizon Telecom’s Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance, broadband services for residential and certain small business accounts and FiOS TV services. Also included are revenues generated from former MCI consumer and business products and services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting, Home Voicemail and Return Call. Long distance includes both regional toll services and long distance services. Broadband services include DSL and FiOS.

The decrease in mass market revenue of $78 million, or 1.4% in the first quarter of 2007 compared to the similar period in 2006 was due to lower demand and usage of our basic local exchange and accompanying services, attributable to subscriber losses, including losses of customers of former MCI, as a result of technology substitution, including wireless and Voice over Internet Protocol (VoIP). These decreases were partially offset by growth from broadband, long distance and the inclusion of the former MCI for the full quarter in 2007.

A 7.9% decline in switched access lines in service from March 31, 2006 was mainly driven by the effects of competition and technology substitution. Residential retail access lines declined 9.3% at March 31, 2007 compared to March 31, 2006, as customers substituted wireless, broadband and cable services for traditional landline services. At the same time, small business retail access lines declined 3.4% at March 31, 2007 compared to March 31, 2006, primarily reflecting competition and a shift to high-speed, high-volume special access lines. Access line losses include the loss of lines served by former MCI.

We added 416,000 new broadband connections, including 177,000 for FiOS data, in the first quarter of 2007, for a total of 7,398,000 lines at March 31, 2007, representing a 30.1% increase from March 31, 2006. In addition, we added 141,000 FiOS TV customers in the first quarter of 2007, for a total of 348,000 at March 31, 2007. As of March 31, 2007, for FiOS data and FiOS TV, we achieved penetration rates of 16% and 11%, respectively, across all markets where we have been selling these services.

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

In the first quarter of 2007, our wholesale revenues decreased by $67 million, or 3.2% compared to the similar period in 2006, due to declines in legacy Verizon switched access revenues and local wholesale revenues, offset by increases in special access revenues.

Switched MOUs declined in the first quarter of 2007 compared to the similar period in 2006, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased by 16.5% due to the ongoing impact of a 2005 decision by a major competitor to deemphasize their local market initiatives. Special access revenue growth reflects continuing demand in the small business market for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services. Customer demand for high-capacity and digital data services increased 9.0% in the first quarter of 2007 compared to the similar period in 2006.

The FCC regulates the rates that we charge customers for interstate access services. See “Other Factors That May Affect Future Results – Regulatory and Competitive Trends – FCC Regulation” for additional information on FCC rulemaking concerning federal access rates, universal service and certain broadband services.

Other Revenues

Our other services include such services as operator services (including deaf relay services), public (coin) telephone, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and Prepaid Cards.

Verizon Telecom’s revenues from other services in the first quarter of 2007 decreased by $136 million, or 22.0% compared to the similar period in 2006. This revenue decrease was mainly due to the discontinuation of non-strategic businesses and reduced business volumes.

Verizon Business

Enterprise Business

Our Enterprise Business market provides voice, data and internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to communication services, this line of business provides value-added services that make communications more secure, reliable and efficient. Enterprise Business provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as Private Line, Frame Relay and ATM services, both domestically and internationally.

Enterprise Business first quarter 2007 revenues of $3,571 million increased $188 million, or 5.6% compared to the similar period in 2006. The year over year increase reflects the inclusion of the former MCI for the full quarter in 2007. The growth is also driven by our Internet suite of products, specifically Private IP and Voice over Internet Protocol (VoIP). The Internet suite of products is Enterprise Business’s fastest growing suite of products and includes Private IP, IP VPN, Web Hosting and VoIP. Enterprise Business contains many customer accounts that are moving from core data products to more robust IP products. This shift in technology is occurring with a few large customers but is predominately driven by many smaller customer accounts.

Wholesale

Our Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as international traffic that originates in the United States. The Wholesale line of business is comprised of numerous large and small customers that predominately resell voice services to their own customer base. Although this line of business contains numerous customers, the majority of revenue is generated by a few large telecommunication carriers many of whom directly compete with Verizon.

In the quarter ended March 31, 2007, our Wholesale revenues of $850 million increased $46 million, or 5.7% compared to the first quarter of 2006. The year over year increase reflects the inclusion of the former MCI for the full quarter in 2007. Increased MOUs in traditional voice products partially offset continued rate compression due to competition in the marketplace.

International and Other

Our International operations serve businesses, government entities and telecommunication carriers outside of the United States, primarily in Europe, the Middle East and Africa (collectively, EMEA), the Asia Pacific region, Latin America and Canada. This line of business provides telecommunications services, which include voice, data services, Internet and managed network services.

International and other revenues in the quarter ended March 31, 2007 of $798 million, increased $61 million or 8.3% versus the prior year quarter. The year over year increase reflects the inclusion of the former MCI for the full quarter in 2007 and strong growth in our Internet suite of products, specifically Private IP products. Partially offsetting growth in the Private IP product was competitive rate compression in our voice products on slightly higher minute volumes.

Operating Expenses

Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Cost of services and sales	$ 6,173	$ 6,055	1.9
Selling, general and administrative expense	2,901	2,953	(1.8)
Depreciation and amortization expense	2,267	2,381	(4.8)

	$ 11,341	$ 11,389	(0.4)

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

Cost of services and sales increased by $118 million, or 1.9% in the first quarter of 2007 compared to the similar period in 2006. This increase was primarily due to the inclusion of the former MCI for the full quarter in 2007, higher costs associated with our growth businesses and annual wage increases partially offset by productivity improvement initiatives, which reduced cost of services and sales expenses in the current period. Costs in this period were also impacted by decreased net pension and other postretirement benefit costs. As of December 31, 2006, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2007 assumptions, combined with the impact of the management pension freeze, effective June 30, 2006, resulted in pension and other postretirement benefit expense of $343 million (primarily in cost of services and sales) in the first quarter of 2007 compared to $374 million in the first quarter of 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Selling, general and administrative expenses in the first quarter of 2007 decreased by $52 million, or 1.8% compared to the similar periods in 2006. This decrease was primarily due to lower bad debt costs and cost reduction initiatives, partially offset by higher advertising costs and the inclusion of the former MCI for the full quarter in 2007.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $114 million, or 4.8% in the first quarter of 2007 compared to the similar period in 2006 was mainly driven by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes, partially offset by growth in depreciable telephone plant. Amortization expense increased by $11 million in the first quarter of 2007 compared to the similar period in 2006.

Segment Income

Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Segment Income	$ 365	$ 318	14.8

Segment income increased by $47 million, or 14.8% in the first quarter of 2007 compared to the similar periods in 2006, due to the after-tax impact of operating revenues and operating expenses described above.

Special and non-recurring items not included in Verizon Wireline’s segment income totaled $8.6 million and $60 million in the first quarter of 2007 and 2006, respectively. Special and non-recurring items in the first quarter of 2007 included costs associated with continued merger integration initiatives. Special and non-recurring items in the first quarter of 2006 included Verizon Center relocation-related costs, merger integration costs and costs associated with the redemption and refinancing of debt assumed in connection with the MCI acquisition.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and other value added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture with Vodafone.

Operating Revenues

Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Wireless sales and services	$ 10,307	$ 8,813	17.0

Domestic Wireless’s total revenues increased by $1,494 million, or 17.0% in the first quarter of 2007 compared to the similar period in 2006. Service revenue of $8,991 million increased by $1,382 million, or 18.2% in the first quarter of 2007 compared to the similar period in 2006, primarily due to a 14.5% increase in customers and an increase in average revenue per customer per month. Equipment and other revenue increased by $112 million, or 9.3% in the first quarter of 2007 compared to the first quarter of 2006, principally as a result of an increase in new customers and existing customers upgrading their handsets in exchange for contract extensions. Other revenue increased due to increases in revenue associated with regulatory fees, primarily the universal service fund, and cost recovery surcharges.

Our Domestic Wireless segment ended the first quarter of 2007 with approximately 58.5 million retail customers, compared to 50.7 million retail customers at the end of the first quarter of 2006, an increase of 15.4%. Domestic Wireless added approximately 1.7 million total customers, of which approximately 1.6 million were retail customers, during the first quarter of 2007, unchanged compared to the first quarter of 2006. Approximately 1.5 million of the 1.6 million new retail customers added during the first quarter of 2007 were added through the postpaid channel. The average monthly retail churn rate, the rate at which retail customers disconnect service, was 1.08% during the first quarter of 2007, unchanged compared to the first quarter of 2006. Retail postpaid churn decreased to 0.89% in the first quarter of 2007 compared to 0.92% in the first quarter of 2006. Total customers as of March 31, 2007 were approximately 60.7 million, of which 96% were retail customers.

Average retail service revenue per retail customer per month increased 2.8% to $50.73 in the first quarter of 2007 compared to the similar period in 2006. Average retail data revenue per retail customer per month increased 54% in the first quarter of 2007, compared to the first quarter of 2006, driven by increased use of our messaging, VZAccess and other data services. Retail data revenues were $1,548 million and accounted for 17.6% of retail service revenue in the first quarter of 2007, compared to $868 million and 11.8% of retail service revenue in the first quarter of 2006.

Operating Expenses

Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Cost of services and sales	$ 3,022	$ 2,665	13.4
Selling, general and administrative expense	3,300	2,759	19.6
Depreciation and amortization expense	1,256	1,274	(1.4)

	$ 7,578	$ 6,698	13.1

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network, as well as the cost of roaming, long distance and equipment sales, increased by $357 million, or 13.4% in the first quarter of 2007 compared to the similar period in 2006. Cost of services increased by 10.8% due to higher wireless network costs in the first quarter of 2007 caused by increased network usage relating to both voice and data usage, partially offset by lower local interconnection, long distance and roaming rates. Cost of equipment sales increased by 15.3% in the first quarter of 2007 compared to the similar period in 2006. This increase was primarily attributed to an increase in customers and equipment upgrades.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $541 million, or 19.6% in the first quarter of 2007 compared to the similar period in 2006. This increase was primarily due to an increase in salary and benefits expense of $367 million, principally driven by a $201 million increase in costs related to our long-term incentive program, an increase in employees primarily in the sales and customer care areas, and higher per employee salary and benefit costs. Sales commission expense in both our direct and indirect channels increased $59 million in the first quarter of 2007, compared to the similar period in 2006, primarily as a result of the increase in gross customer additions and customer renewals and equipment upgrades. Also contributing to this increase in expenses was a $20 million increase in costs associated with regulatory fees, primarily universal service fund fees, in the first quarter of 2007 compared to the similar period in 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $18 million, or 1.4% in the first quarter of 2007 compared to the similar period in 2006. This decrease consisted of lower amortization expense, due to fully amortized customer lists, partially offset by increases in depreciation expense related to an increase in depreciable assets.

Segment Income

Three Months Ended March 31,
(Dollars in Millions)	2007	2006	% Change

Segment Income	$ 874	$ 631	38.5

Segment income increased by $243 million, or 38.5% in the first quarter of 2007 compared to the similar period in 2006 primarily as a result of the after-tax impact of the changes in operating revenues and operating expenses described above, partially offset by an increase in minority interest. The minority interest relates primarily to the significant minority interest attributable to Vodafone. Segment results exclude certain special and non-recurring items. There were no special and non-recurring items in the first quarter of 2007. The special and non-recurring items in the first quarter of 2006 were $42 million related to the cumulative effect in accounting change for the adoption of SFAS 123(R), as described in the consolidated results above.

Special and Non-Recurring Items

Disposition of Businesses

Telecomunicaciones de Puerto Rico, Inc.

On March 27, 2007, the Federal Communications Commission approved the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to América Móvil, S.A.B. de C.V. (América Móvil). On March 30, 2007, we completed the previously announced sale of our interest in TELPRI to a subsidiary of América Móvil and recorded a pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). América Móvil purchased 100% of TELPRI, the holding company of Puerto Rico Telephone Company, including Verizon’s 52% interest. As a result of this sale transaction, Verizon contributed $100 million to Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

Compañía Anónima Nacional Teléfonos de Venezuela

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic. The MOU provides that the Republic will offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States at a price equivalent to $17.85 per American Depository Share (ADS), subject to adjustment if CANTV declared and paid a dividend prior to the purchase of the equity securities in the tender offers. A dividend of 6,454.49 Bolivars per ADS (equivalent to $3.00 at the current official exchange rate) with an April 18, 2007 payment date was recommended by the CANTV Board and then approved by shareholders on March 30, 2007. The Republic launched the public tender offers on April 9, 2007 at a price equivalent to $14.85 per ADS. Unless extended, the offers will expire on May 8, 2007. The price is subject to further adjustment for any additional dividends declared and paid before the date the equity securities are accepted for payment, and in the event of a change in the official exchange rate, for changes to the equivalent dollar value of the April 18 dividend. The tender offers are subject to certain conditions including that a majority of the outstanding shares are tendered to the Republic. Based upon the terms of the MOU and our current investment balance in CANTV, we recorded an extraordinary loss on our investment of $131 million, net of tax, or $.05 per diluted share, in the first quarter of 2007. If the tender offers are completed, Verizon expects to receive an aggregate amount of $572 million through a combination of purchase price and the 2007 dividend.

Merger Integration Costs

During the first quarter of 2007, we recorded pretax charges of $14 million ($9 million after-tax) related to integration costs associated with the MCI acquisition that closed on January 6, 2006. These costs are primarily comprised of systems integration activities.

During the first quarter of 2006, we recorded pretax charges of $55 million ($35 million after-tax, or $.01 per diluted share) related to integration costs associated with the MCI acquisition that primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities.

Facility and Other Special Items

During the first quarter of 2006, we recorded pretax charges of $46 million ($28 million after-tax, or $.01 per diluted share) in connection with the relocation of several functions to Verizon Center located in Basking Ridge, New Jersey.

In addition, during the first quarter of 2006 we recorded pretax charges of $26 million ($16 million after-tax, or $.01 per diluted share) resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger.

Consolidated Financial Condition

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	Change

Cash Flows Provided By (Used In)
Operating activities	$4,517	$6,066	$(1,549)
Investing activities	(3,187)	(1,748)	(1,439)
Financing activities	(3,248)	(3,830)	582

Increase (Decrease) In Cash and Cash Equivalents	$(1,918)	$488	$(2,406)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. The decrease in cash from operating activities for the three months ended March 31, 2007 compared to the similar period of 2006 was primarily due to a decline in cash collections, as well as an increase in inventory of high demand data capable devices. Partially offsetting the decline in operating cash flow was a decline in interest payments, as a result of lower average debt balances and interest rates, and increased cash as a result of changes in working capital and higher operating income.

Operating cash flows used in discontinued operations was $527 million during the first quarter of 2007 primarily due to income taxes paid related to the fourth quarter 2006 disposition of Verizon Dominicana, as well as the absence of operating activities for other assets that were disposed of in the fourth quarter of 2006.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $2,439 million in our Wireline business during the first quarter of 2007, compared to $2,418 million in the similar period of 2006. In the first quarter of 2007, we also invested $1,721 million in our Domestic Wireless business, compared with $1,581 million in the first quarter of 2006.

In the first quarter of 2007, we invested $124 million primarily for acquisitions of wireless licenses. During the first quarter of 2006, we received net cash proceeds of $1,526 million from acquisitions and investments in businesses, primarily driven by MCI’s cash balances at the date of the merger. Other, net investing activities in the first quarter of 2007 and 2006 includes cash proceeds from the sale of buildings and disposition of select non-strategic assets.

In the first quarter of 2007, discontinued operations primarily included gross proceeds of approximately $980 million in connection with the sale of TELPRI.

Under the terms of an investment agreement, as of December 31, 2006, Vodafone has the right to require the purchase of up to $10 billion worth of its interest in Verizon Wireless, during a 61-day period opening on June 10 and closing on August 9 in 2007, under its one remaining put window. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt. In the event Vodafone fully exercises its one remaining put right, we (instead of Verizon Wireless) have the right, exercisable at our sole discretion, to purchase up to $2.5 billion of the $10 billion Vodafone interest for cash or Verizon stock at our option.

Cash Flows Used In Financing Activities

Our total debt was reduced by $1,684 million during the first three months of 2007. We repaid $725 million of Wireline debt, including the early repayment of previously guaranteed $300 million 7.0% debentures issued by Verizon South Inc. Also, we redeemed $1,580 million principal of our outstanding floating rate notes, which were callable by Verizon on or after August 15, 2006, and the $500 million 7.90% debentures issued by GTE Corporation. Our ratio of debt to debt combined with shareowners’ equity was 41.5% at March 31, 2007 compared to 42.8% at December 31, 2006.

As of March 31, 2007, we had no bank borrowings outstanding. We also had approximately $6.2 billion of unused bank lines of credit (including a $6.0 billion three-year committed facility that expires in September 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $4.5 billion of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. Verizon Communications is the primary issuer of all long-term and short-term debt for Verizon. The short-term ratings of Verizon Communications are: Moody’s P-2; S&P A-1; and Fitch F1. The long-term ratings of Verizon Communications are: Moody’s A3 with stable outlook; S&P A with negative outlook; and Fitch A+ with stable outlook. Following the maturity of its remaining external debt in December 2006, Moody’s and Fitch withdrew the rating on Verizon Wireless.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

As in prior periods, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first quarter of 2007 and 2006, Verizon declared quarterly cash dividends of $.405 per share.

Increase (Decrease) In Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2007 totaled $1,301 million, a $1,918 million decrease compared to cash and cash equivalents at December 31, 2006 of $3,219 million.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment and commodity prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements, interest rate locks, foreign currency forwards, commodity swaps and equity options. We do not hold derivatives for trading purposes.

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposures to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, equity or commodity prices and foreign exchange rates on our earnings. We do not expect that our net income, liquidity and cash flows will be materially affected by these risk management strategies.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our consolidated balance sheets. The translation gains and losses of foreign currency transactions and balances are recorded in the consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. At March 31, 2007, our primary translation exposure was to the British Pound and the Euro.

Other Factors That May Affect Future Results

Recent Developments

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. These local exchange and business assets are included in Verizon’s continuing operations. The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. We expect this transaction to close within one year of the date of announcement.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One and in 2004 and 2005 we applied for reimbursement of an additional $139 million of Category Two losses. Category One funding relates to Emergency and Temporary Service Response while Category Two funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $49.9 million of our $266 million of Category One application. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings. We received a copy of the final audit report for Verizon’s Category One applications and, on January 4, 2007, we filed an appeal of the final audit report. That appeal, as well as our Category Two applications, are pending.

FASB Interpretation No. 48

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. As a result of the implementation of FIN 48, we recorded adjustments to liabilities that resulted in a net $79 million increase in the liability for unrecognized tax benefits with an offsetting reduction to retained earnings as of January 1, 2007. The implementation of FIN 48 also resulted in adjustments to prior acquisitions accounted for under purchase accounting, resulting in a $635 million reduction in the liability for unrecognized tax benefits and corresponding reductions to goodwill and wireless licenses of $100 million and $535 million, respectively. The implementation impact included a reduction in Deferred income taxes of approximately $3 billion, offset with a similar increase in Other liabilities as of January 1, 2007.

The total amount of unrecognized tax benefits at January 1, 2007, is $2,958 million. Included in the total unrecognized tax benefits is $1,290 million that, if recognized would favorably affect the effective tax rate. The remaining unrecognized tax benefits relate to temporary items that would not affect the annual effective tax rate and uncertain tax positions resulting from prior acquisitions which, pursuant to current purchase accounting tax rules, would adjust goodwill.

We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $444 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at January 1, 2007, relating to the $2,958 million unrecognized tax benefits reflected above. We had approximately $486 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at March 31, 2007.

Verizon or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for years 2000 through 2003. We do not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

FASB Staff Position FAS 13-2

FASB Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2) requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which the change occurs. We adopted FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting FSP 13-2 was a reduction to retained earnings of $55 million, after-tax. There was no impact on our condensed consolidated income statement.

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

FCC Regulation

Our services are subject to the jurisdiction of the FCC with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended (Communications Act). The Communications Act generally obligates us not to charge unjust or unreasonable rates nor engage in unreasonable discrimination when we are providing services as a common carrier, and regulates some of the rates, terms and conditions under which we provide certain services. The FCC also has adopted regulations governing various aspects of our business, such as the following: (i) use and disclosure of customer proprietary network information; (ii) telemarketing; (iii) assignment of telephone numbers to customers; (iv) provision to law enforcement agencies of the capability to obtain call identifying information and call content information from calls pursuant to lawful process; (v) accessibility of services and equipment to individuals with disabilities if readily achievable; (vi) interconnection with the networks of other carriers; and (vii) customers’ ability to keep (or “port”) their telephone numbers when switching to another carrier. In addition, we pay various fees to support other FCC programs, such as the universal service program discussed below. Changes to these mandates, or the adoption of additional mandates, could require us to make changes to our operations or otherwise increase our costs of compliance.

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

Video

The FCC has a body of rules that apply to cable operators under Title VI of the Communications Act of 1934, and these rules also generally apply to telephone companies that provide cable services over their networks. In addition, companies that provide cable service over a cable system generally must obtain a local cable franchise. On March 5, 2007, the FCC released an order setting forth parameters consistent with Section 621 of the Communications Act of 1934 and other federal law, on the timing and scope of franchise negotiations by local franchising authorities. The Commission found that some prior practices in the local franchise approval process constituted an unreasonable refusal to award a competitive local franchise under the requirements of federal law. This order is the subject of a pending appeal.

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

The FCC currently is conducting a broad rulemaking proceeding to consider new rules governing intercarrier compensation including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC has sought comments about intercarrier compensation in general, and requested input on a number of specific reform proposals.

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

The FCC also is conducting a rulemaking proceeding to address the regulation of services that use Internet protocol, including whether access charges should apply to voice or other Internet protocol services. The FCC also considered several petitions asking whether, and under what circumstances, services that employ Internet protocol are subject to access charges. The FCC previously has held that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges, while a service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service that is subject to access charges. Another petition asking the FCC to forbear from applying access charges to voice over Internet protocol services that are terminated on switched local exchange networks was withdrawn by the carrier that filed that petition. The FCC also declared the services offered by one provider of a voice over Internet protocol service to be jurisdictionally interstate on the grounds that it was impossible to separate that carrier’s Internet protocol service into interstate and intrastate components. The FCC also stated that its conclusion would apply to other services with similar characteristics. On March 21, 2007, the Eighth Circuit Court of Appeals affirmed the FCC’s Order.

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

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. As an interim step, in June 2006, the FCC ordered that providers of VoIP services are subject to federal universal service obligations. The FCC also increased the percentage of revenues subject to federal universal service obligations that wireless providers may use as a safe harbor. This order has been appealed. Any further change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

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

As noted above, the FCC has concluded that the requirement under Section 251 of the Telecommunications Act of 1996 to provide unbundled network elements at TELRIC prices generally does not apply with respect to broadband facilities, such as fiber to the premises loops, the packet-switched capabilities of hybrid loops and packet switching. The FCC also has held that any separate unbundling obligations that may be imposed by Section 271 of the Telecommunications Act of 1996 do not apply to these same facilities. The decision with respect to Section 271 has been upheld on appeal and a petition for rehearing of that order was denied.

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

To use the radio frequency spectrum, wireless communications systems must be licensed by the FCC to operate the wireless network and mobile devices in assigned spectrum segments. Verizon Wireless holds FCC licenses to operate in several different radio services, including the cellular radiotelephone service, personal communications service, advanced wireless service, and point-to-point radio service. The technical and service rules, the specific radio frequencies and amounts of spectrum we hold, and the sizes of the geographic areas we are authorized to operate in, vary for each of these services. However, all of the licenses Verizon Wireless holds allow it to use spectrum to provide a wide range of mobile and fixed communications services, including both voice and data services, and Verizon Wireless operates a seamless network that utilizes those licenses to provide services to customers. Because the FCC issues licenses for only a fixed time, generally 10 years, Verizon Wireless must periodically seek renewal of those licenses. Although the FCC has routinely renewed all of Verizon Wireless’s licenses that have come up for renewal to date, challenges could be brought against the licenses in the future. If a wireless license were revoked or not renewed upon expiration, Verizon Wireless would not be permitted to provide services on the licensed spectrum in the area covered by that license.

The FCC has also imposed specific mandates on carriers that operate wireless communications systems, which increase Verizon Wireless’s costs. These mandates include requirements that Verizon Wireless: (i) meet specific construction and geographic coverage requirements during the license term; (ii) meet technical operating standards that, among other things, limit the radio frequency radiation from mobile devices and antennas; (iii) deploy “Enhanced 911” wireless services that provide the wireless caller’s number, location and other information upon request by a state or local public safety agency that handles 911 calls; and (iv) comply with regulations for the construction of transmitters and towers that, among other things, restrict siting of towers in environmentally sensitive locations and in places where the towers would affect a site listed or eligible for listing on the National Register of Historic Places. Changes to these mandates could require Verizon Wireless to make changes to operations or increase its costs of compliance.

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

Verizon Wireless anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC. Under the Communications Act, before Verizon Wireless can acquire a license from another licensee in order to expand its coverage or its spectrum capacity in a particular area, it must file an application with the FCC, and the FCC can grant the application only after a period for public notice and comment. This review process can delay acquisition of spectrum needed to expand services. The Communications Act also requires the FCC to award new licenses for most commercial wireless services through a competitive bidding process in which spectrum is awarded to bidders in an auction. Verizon Wireless has participated in spectrum auctions to acquire licenses in the personal communication service and most recently the advanced wireless service. However, the timing of future auctions, and the spectrum being sold, may not match Verizon Wireless’s needs, and the company may not be able to secure the spectrum in the auction.

The FCC is also conducting several proceedings to explore whether and how to use spectrum more intensively by, for example, allowing unlicensed wireless devices to operate in licensed spectrum bands. These proceedings could increase radio interference to Verizon Wireless’s operations from other spectrum users, or allow other users to share its spectrum. These changes may adversely impact the ways in which it uses spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

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

Video

Companies that provide cable service over a cable system are typically subject to state and/or local cable television rules and regulations. As noted above, cable operators generally must obtain a local cable franchise from each local unit of government prior to providing cable service in that local area. Some states have recently enacted legislation that enables cable operators to apply for, and obtain, a single cable franchise at the state, rather than local, level. To date, Verizon has applied for and received state-issued franchises in California, Indiana, New Jersey, Texas and the unincorporated areas of Delaware. Virginia law provides us the option of entering a given franchise area using state standards if local franchise negotiations are unsuccessful.

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

Verizon Wireless (as well as AT&T (formerly Cingular) and Sprint-Nextel) is a party to an Assurance of Voluntary Compliance (“AVC”) with 33 State Attorneys General. The AVC, which generally reflected Verizon Wireless’s practices at the time it was entered into in July 2004, obligates the company to disclose certain rates and terms during a sales transaction, to provide maps depicting coverage, and to comply with various requirements regarding advertising, billing, and other practices.

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

Other Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

In June 2006, the Emerging Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our condensed consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

Cautionary Statement Concerning Forward-Looking Statements

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•	the timing of the completion of the sale of our Latin American property; and,

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following our business combination with MCI, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

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

In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, an action brought before the United States International Trade Commission (ITC), Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe three Broadcom patents. Broadcom is currently seeking a ban on the importation of certain devices containing Qualcomm’s EV-DO chipsets, but not with respect to data cards, PDAs, smartphones or handheld email devices containing those chips. Verizon Wireless was granted permission to intervene in the proceeding on the issue of remedy but not on the issue of liability. The ITC staff, which is a party to the proceeding, has supported Broadcom’s position with respect to liability and remedy. The trial on remedy was completed on July 11, 2006 before an ITC administrative law judge. The Administrative Law Judge issued an initial determination, finding that Qualcomm has infringed one of the three Broadcom patents and recommended that Qualcomm’s chipsets should be excluded from importation into the United States. However, the Administrative Law Judge further recommended that Verizon Wireless handsets that incorporate the Qualcomm EV-DO chipsets should not be subject to an exclusion order. Broadcom and the ITC staff requested review of the initial determination by the full ITC. On December 8, 2006, the ITC affirmed in substantial part the Administrative Law Judge’s initial determination with respect to liability, determining that Qualcomm infringed one Broadcom patent. The ITC held a public hearing on the issues of remedy and the public interest on March 21 and 22, 2007. The decision of the full ITC with respect to remedy is expected to be made by May 25, 2007. During a 60-day period following any exclusion order by the ITC, the President of the United States may disapprove the order. Further, ITC exclusion orders are reviewable by the U.S. Court of Appeals for the Federal Circuit. Disruption of the supply of handsets incorporating Qualcomm EV-DO chipsets could have a material adverse effect on the availability of handsets to sell to Verizon Wireless customers and could therefore have a material adverse effect on its business.

The New York State Department of Environmental Conservation has advised Verizon New York Inc. (VZNY) of potential issues in connection with its underground storage tank registration, inspection and maintenance program. While VZNY does not believe that any of the alleged conditions has resulted in a release or threatened release, aggregate penalties relating to alleged violations could exceed $100,000 because of the number of tanks operated by VZNY. VZNY does not believe that the cost of remedying any alleged violations will be material.

Verizon Wireless is conducting an audit of its cell site, switch and non-retail building facilities under an audit agreement with the U. S. Environmental Protection Agency. The first phase of the audit, covering approximately one-third of the facilities to be audited, identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. While Verizon Wireless does not believe that any of the alleged conditions has resulted in a release or threatened release, aggregate penalties relating to alleged violations could exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 1A. Risk Factors

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	2,900,000	$ 37.37	2,900,000	47,033,600
February	3,435,000	$ 38.19	3,435,000	43,598,600
March	5,073,400	$ 36.89	5,073,400	95,479,000

	11,408,400		11,408,400	95,479,000

On January 19, 2006, the Board of Directors approved a share buy back program which authorized the repurchase of up to 100 million common shares no later than the close of business on February 28, 2008. On March 1, 2007, the Board of Directors replaced the prior share buy back program with a new program for the repurchase of up to 100 million shares of Verizon common stock through the earlier of February 28, 2010 or when the total number of shares repurchased under the new buy back program aggregates to 100 million. The Board also determined that no additional shares were to be purchased under the prior program. Shares purchased on February 26 through 28, 2007 and settled in early March were authorized under the prior program. These programs permit Verizon to repurchase shares for the corporation over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Board also authorized Verizon to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. A Rule 10b5-1 plan permits the company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the company is not aware of material non-public information.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number

10a	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2007–09 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2007–09 Award Cycle.

10c	Verizon Communications Inc. Long-Term Incentive Plan - Special Restricted Stock Unit Agreement.

10d	Form of Addendum to Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 4, 2007	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 2007.