Form 10-Q
period 2007-06-30
VERIZON COMMUNICATIONS INC
filed 2007-07-31
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007, 2,902,540,397 shares of the registrant’s Common Stock were outstanding, after deducting 65,112,041 shares held in treasury.

Part I - Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2007	2006	2007	2006

Operating Revenues	$23,273	$21,886	$45,857	$43,117

Operating Expenses
Cost of services and sales (exclusive of items shown below)	9,231	8,709	18,143	17,225
Selling, general and administrative expense	6,320	6,353	12,663	12,226
Depreciation and amortization expense	3,573	3,607	7,106	7,274

Total Operating Expenses	19,124	18,669	37,912	36,725

Operating Income	4,149	3,217	7,945	6,392
Equity in earnings of unconsolidated businesses	185	171	345	328
Other income and (expense), net	27	60	75	163
Interest expense	(455)	(590)	(940)	(1,226)
Minority interest	(1,268)	(986)	(2,422)	(1,852)

Income Before Provision For Income Taxes, Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	2,638	1,872	5,003	3,805
Provision for income taxes	(955)	(609)	(1,836)	(1,260)

Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	1,683	1,263	3,167	2,545

Income from discontinued operations, net of tax	–	348	142	740
Extraordinary item, net of tax	–	–	(131)	–
Cumulative effect of accounting change, net of tax	–	–	–	(42)

Net Income	$1,683	$1,611	$3,178	$3,243

Basic Earnings Per Common Share(1)
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$.58	$.43	$1.09	$.87
Income from discontinued operations, net of tax	–	.12	.05	.25
Extraordinary item, net of tax	–	–	(.05)	–
Cumulative effect of accounting change, net of tax	–	–	–	(.01)

Net Income	$.58	$.55	$1.09	$1.11

Weighted-average shares outstanding (in millions)	2,903	2,910	2,906	2,913

Diluted Earnings Per Common Share(1)
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$.58	$.43	$1.09	$.87
Income from discontinued operations, net of tax	–	.12	.05	.25
Extraordinary item, net of tax	–	–	(.05)	–
Cumulative effect of accounting change, net of tax	–	–	–	(.01)

Net Income	$.58	$.55	$1.09	$1.11

Weighted-average shares outstanding (in millions)	2,907	2,949	2,909	2,955

Dividends declared per common share	$.405	$.405	$.81	$.81

(1) Total of per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2007	At December 31, 2006

Assets
Current assets
Cash and cash equivalents	$656	$3,219
Short-term investments	1,700	2,434
Accounts receivable, net of allowances of $1,146 and $1,139	10,689	10,891
Inventories	1,793	1,514
Assets held for sale	–	2,592
Prepaid expenses and other	2,190	1,888

Total current assets	17,028	22,538

Plant, property and equipment	209,291	204,109
Less accumulated depreciation	125,562	121,753

	83,729	82,356

Investments in unconsolidated businesses	5,071	4,868
Wireless licenses	50,670	50,959
Goodwill	5,149	5,655
Other intangible assets, net	5,091	5,140
Other assets	18,022	17,288

Total assets	$184,760	$188,804

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$3,152	$7,715
Accounts payable and accrued liabilities	13,542	14,320
Liabilities related to assets held for sale	–	2,154
Other	7,758	8,091

Total current liabilities	24,452	32,280

Long-term debt	29,374	28,646
Employee benefit obligations	30,326	30,779
Deferred income taxes	13,710	16,270
Other liabilities	6,866	3,957

Minority interest	30,201	28,337

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,652,438 shares and 2,967,652,438 shares issued)	297	297
Contributed capital	40,217	40,124
Reinvested earnings	18,020	17,324
Accumulated other comprehensive loss	(6,532)	(7,530)
Common stock in treasury, at cost	(2,284)	(1,871)
Deferred compensation – employee stock ownership plans and other	113	191

Total shareowners’ investment	49,831	48,535

Total liabilities and shareowners’ investment	$184,760	$188,804

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2007	2006

Cash Flows from Operating Activities
Net Income	$3,178	$3,243
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization expense	7,106	7,274
Employee retirement benefits	862	1,012
Deferred income taxes	332	(665)
Provision for uncollectible accounts	498	527
Equity in earnings of unconsolidated businesses	(345)	(328)
Extraordinary item, net of tax	131	–
Cumulative effect of accounting change, net of tax	–	42
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,001)	(980)
Other, net	1,801	628

Net cash provided by operating activities – continuing operations	11,562	10,753
Net cash provided by (used in) operating activities – discontinued operations	(570)	800

Net cash provided by operating activities	10,992	11,553

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,515)	(8,285)
Acquisitions, net of cash acquired, and investments	(629)	1,471
Net change in short-term investments	748	1,018
Other, net	762	383

Net cash used in investing activities – continuing operations	(7,634)	(5,413)
Net cash provided by (used in) investing activities – discontinued operations	757	(73)

Net cash used in investing activities	(6,877)	(5,486)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,402	3,971
Repayments of long-term borrowings and capital lease obligations	(4,811)	(8,689)
Increase (decrease) in short-term obligations, excluding current maturities	(2,497)	2,585
Dividends paid	(2,343)	(2,365)
Proceeds from sale of common stock	553	69
Purchase of common stock for treasury	(952)	(1,009)
Other, net	(30)	(27)

Net cash used in financing activities – continuing operations	(6,678)	(5,465)
Net cash used in financing activities – discontinued operations	–	(176)

Net cash used in financing activities	(6,678)	(5,641)

Increase (decrease) in cash and cash equivalents	(2,563)	426
Cash and cash equivalents, beginning of period	3,219	760

Cash and cash equivalents, end of period	$656	$1,186

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

2. Discontinued Operations, Extraordinary Item and Sale of Businesses, net

Telecomunicaciones de Puerto Rico, Inc.

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) and received gross proceeds, for our 52% interest, of approximately $980 million, $100 million of which was contributed to the Verizon Foundation. The sale resulted in a net pretax gain of $120 million ($70 million after-tax).

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the results of operations of TELPRI as discontinued operations in the consolidated statements of income for all periods presented through the date of the sale. The assets and liabilities of TELPRI are disclosed as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets as of December 31, 2006. Additional details related to those assets and liabilities were as follows:

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

Income from discontinued operations, net of tax, for TELPRI, Verizon Dominicana C. por A. (Verizon Dominicana) and Verizon Information Services presented in the condensed consolidated statements of income, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in millions)	2007	2006	2007	2006
Operating revenues	$–	$1,342	$306	$2,854

Income before provision for income taxes	$–	$572	$185	$1,190
Provision for income taxes	–	(224)	(43)	(450)

Income from discontinued operations, net of tax	$–	$348	$142	$740

Compañía Anónima Nacional Teléfonos de Venezuela (CANTV)

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. Based upon the terms of the MOU and our investment balance in CANTV at that time, we recorded an extraordinary loss of $131 million, net of tax in the first quarter of 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. These local exchange and business assets are included in Verizon’s continuing operations. The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. We expect this transaction to close in January 2008.

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

Based upon the number of shares (as adjusted) and price of FairPoint common stock on the date of the announcement of the merger, the estimated total value to be received by Verizon and its shareowners in exchange for these operations was approximately $2,715 million. This consists of (a) approximately $1,015 million of FairPoint common stock that will be received by Verizon shareowners in the merger, and (b) $1,700 million in value that will be received by Verizon through a combination of cash distributions to Verizon and debt securities issued to Verizon prior to the spin-off. Verizon may exchange these newly issued debt securities for certain debt that was previously issued by Verizon, which would have the effect of reducing Verizon’s then-outstanding debt. The actual total value to be received by Verizon and its shareholders will be determined based on the number of shares (as adjusted) and price of FairPoint common stock on the date of the closing of the merger.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $444 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at January 1, 2007, relating to the $2,958 million unrecognized tax benefits reflected above. We had approximately $520 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at June 30, 2007.

Verizon or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for years 2000 through 2003. While it is difficult to predict the final outcome or exact timing of the resolution of our ongoing income tax examinations, we do not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

FASB Staff Position FAS 13-2

FASB Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2), requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which the change occurs. We adopted FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting FSP 13-2 was a reduction to retained earnings of $55 million, after-tax. There was no impact on our condensed consolidated income statement.

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

The merger was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, and the aggregate transaction value was $6,890 million, consisting of $5,829 million of cash and common stock issued at closing, $973 million of consideration for the shares acquired from entities controlled by Carlos Slim Helú, net of the portion of the special dividend paid by MCI that was treated as a return of our investment and closing and other direct merger-related costs. The number of shares issued was based on the “Average Parent Stock Price,” as defined in the merger agreement. The consolidated financial statements include the results of MCI’s operations from the date of the close of the merger.

We recorded certain severance and severance-related costs and contract termination costs in connection with the merger, pursuant to the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following table summarizes the activity related to these obligations during 2007:

(dollars in millions)	At December 31, 2006	Payments	At June 30, 2007

Severance costs and contract termination costs	$ 376	$ (280)	$ 96

The remaining severance and severance-related costs will be paid in 2007, and the remaining contract termination costs will be paid over the remaining contract periods through 2008.

5. Strategic Actions and Other Special Items

Merger Integration Costs

During the three and six months ended June 30, 2007, we recorded pretax charges of $27 million ($17 million after-tax) and $41 million ($26 million after-tax), respectively, related to integration costs associated with the MCI acquisition that were primarily comprised of systems integration activities.

During the three and six months ended June 30, 2006, we recorded pretax charges of $76 million ($48 million after-tax) and $132 million ($83 million after-tax), respectively, related to integration costs associated with the MCI acquisition that were primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities.

Facility and Employee-Related Items

During the three and six months ended June 30, 2006, we recorded pretax charges of $45 million ($29 million after-tax) and $90 million ($57 million after-tax), respectively, in connection with the relocation of employees and business operations to Verizon Center located in Basking Ridge, New Jersey.

During the three months ended June 30, 2006, we recorded a pretax charge of $300 million ($186 million after-tax) for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were terminated during the third and fourth quarters of 2006.

Other Special Items

During the six months ended June 30, 2007, as a result of the sale of TELPRI, Verizon contributed $100 million ($65 million after-tax) to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Wireline	Domestic Wireless	Total
Balance at December 31, 2006	$5,310	$345	$ 5,655
Reclassifications and adjustments	(506)	-	(506)

Balance at June 30, 2007	$4,804	$345	$ 5,149

Reclassifications and adjustments to goodwill during the first half of 2007 reflect revised estimated tax bases of acquired assets and liabilities, as well as adjustments related to the adoption of FIN 48 (Note 3).

Other Intangible Assets

The following table displays the details of other intangible assets:

	At June 30, 2007		At December 31, 2006

(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Finite-lived intangible assets:
Customer lists (3 to 8 years)	$1,274	$360	$1,278	$270
Non-network internal-use software (1 to 7 years)	7,693	3,687	7,777	3,826
Other (1 to 25 years)	204	33	204	23

Total	$9,171	$4,080	$9,259	$4,119

Indefinite-lived intangible assets:
Wireless licenses	$50,670		$50,959

Wireless licenses reflected adjustments related to the adoption of FIN 48 (see Note 3), as well as acquisitions during the first half of 2007. Amortization expense was $330 million and $673 million for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, amortization expense was $326 million and $766 million, respectively. Amortization expense is estimated to be $1,339 million for the full year 2007, $1,209 million in 2008, $1,003 million in 2009, $775 million in 2010 and $609 million in 2011.

7.	Debt

Issuance of Debt

In February 2007, Verizon utilized a $425 million floating rate vendor financing facility due 2013.

In March 2007, Verizon issued $1,000 million of 13-month floating rate exchangeable notes with an original maturity of 2008. These notes are exchangeable periodically at the option of the note holder into similar notes until 2017.

On April 3, 2007, Verizon issued $750 million of 5.50% notes due 2017, $750 million of 6.25% notes due 2037, and $500 million of floating rate notes due 2009 resulting in cash proceeds of $1,978 million, net of discounts and issuance costs.

Redemption of Debt

Previously, Verizon issued $1,750 million in principal amount at maturity of floating rate notes due August 15, 2007, which were callable by Verizon on or after August 15, 2006. On January 8, 2007, we redeemed the remaining $1,580 million principal of the outstanding floating rate notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the date of redemption. The total payment on the date of redemption was approximately $1,593 million.

During the second quarter of 2007, the $125 million Verizon New England Inc. 7.65% notes and the $225 million Verizon South Inc. 6.125% notes matured and were repaid. During the first quarter of 2007, the $150 million GTE Southwest Inc. 6.23% notes and the $275 million Verizon California Inc. 7.65% notes matured and were repaid. In addition, we redeemed the $500 million of GTE Corporation 7.90% debentures due February 1, 2027 and the $300 million Verizon South Inc. 7.0% debentures, Series F, due 2041 at various redemption prices plus accrued and unpaid interest to the redemption dates. We recorded pretax charges of $28 million ($18 million after-tax) in connection with the early extinguishments of this debt.

Other Debt Extinguishment Costs

We recorded pretax charges of $26 million ($16 million after-tax) during the first quarter of 2006 resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger.

Guarantees

Verizon has guaranteed the debt obligations of GTE Corporation, but not of its subsidiary or affiliate companies, that were issued and outstanding prior to July 1, 2003. As of June 30, 2007, $2,450 million principal amount of these obligations remained outstanding.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of June 30, 2007, $70 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

8.	Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2007	2006	2007	2006

Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	$1,683	$1,263	$3,167	$2,545

After-tax minority interest expense related to exchangeable equity interest	–	8	–	16
After-tax interest expense related to zero-coupon convertible notes	–	4	–	11

Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change – after assumed conversion of dilutive securities	$1,683	$1,275	$3,167	$2,572

Weighted-average shares outstanding – basic	2,903	2,910	2,906	2,913

Effect of dilutive securities:
Stock options	4	1	3	1
Exchangeable equity interest	–	29	–	29
Zero-coupon convertible notes	–	9	–	12

Weighted-average shares outstanding – diluted	2,907	2,949	2,909	2,955

Earnings Per Common Share from Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change
Basic	$ .58	$ .43	$ 1.09	$ .87
Diluted	$ .58	$ .43	$ 1.09	$ .87

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 174 million weighted-average shares and 176 million weighted-average shares for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, approximately 233 million weighted-average shares were not included in the computation of diluted earnings per common share.

The zero-coupon convertible notes were retired on May 15, 2006 and the exchangeable equity interest was converted on August 15, 2006 by issuing 29.5 million Verizon shares.

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	15,593	$ 33.67
Grants	6,252	37.76
Payments	(602)	36.75
Cancellations/Forfeitures	(58)	34.60

Outstanding restricted stock units, June 30, 2007	21,185	34.79

Performance Share Units

The Plan also provides for grants of performance share units (PSUs) that vest at the end of the third year after the grant. The PSUs are classified as liability awards because the PSUs will be paid in cash upon vesting.

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	28,423	$ 34.22
Grants	9,624	37.76
Payments	(5,759)	36.75
Cancellations/Forfeitures	(716)	36.56

Outstanding performance share units, June 30, 2007	31,572	34.78

As of June 30, 2007, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $480 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Wireless Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Cellco Partnership, d.b.a. Verizon Wireless (the “Partnership”). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) are granted to eligible employees. With the adoption of SFAS 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. As of June 30, 2007, substantially all VARs were fully vested.

The following table summarizes the VARs activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	94,467	$ 16.99
Exercises	(20,896)	14.01
Cancellations/Forfeitures	(2,804)	25.05

Outstanding value appreciation rights, June 30, 2007	70,767	17.56

Other Stock-Based Compensation Expense

After-tax compensation expense for stock-based compensation described above included in net income as reported for the three and six months ended June 30, 2007 was $218 million and $420 million, respectively. After-tax compensation expense for stock-based compensation described above included in net income as reported for the three and six months ended June 30, 2006 was $137 million and $239 million, respectively.

Stock Options

The Verizon Long Term Incentive Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004. We determined stock-option related employee compensation expense for the 2004 grant using the Black-Scholes option-pricing model. Substantially all stock options were fully vested during the first quarter of 2007.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Options outstanding, beginning of year	229,364	$ 46.48
Exercises	(15,028)	36.59
Cancellations	(13,707)	47.59

Options outstanding, June 30, 2007	200,629	47.15

Options exercisable, June 30, 2007	200,602	47.15

The weighted-average remaining contractual term was 3.3 years for stock options outstanding and exercisable as of June 30, 2007. The total intrinsic value was approximately $140 million for stock options outstanding and exercisable as of June 30, 2007. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2007 was $57 million and $65 million, respectively. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2006 was not material.

For the three and six months ended June 30, 2007, the amount of cash received from the exercise of stock options was approximately $439 million and $552 million, respectively, and the related tax benefits were approximately $14 million and $14 million, respectively. For the three and six months ended June 30, 2006, the amount of cash received from the exercise of stock options was approximately $1 million and $7 million, respectively, and the related tax benefits were not material.

For the three and six months ended June 30, 2007, after-tax compensation expense for stock options was not material. For the three and six months ended June 30, 2006, after-tax compensation expense for stock options was $7 million and $17 million, respectively.

10. Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit costs (income) related to our pension and postretirement health care and life insurance plans:

(dollars in millions)

		Pension	Health Care and Life

Three Months Ended June 30,	2007	2006	2007	2006
Service cost	$111	$176	$89	$89
Interest cost	493	499	398	375
Expected return on plan assets	(794)	(793)	(79)	(82)
Amortization of prior service cost	11	11	98	90
Actuarial loss, net	25	45	80	72

Net periodic benefit (income) cost	$(154)	$(62)	$586	$544
Termination benefits	–	38	–	11

Total (income) cost	$(154)	$(24)	$586	$555

(dollars in millions)

		Pension	Health Care and Life

Six Months Ended June 30,	2007	2006	2007	2006
Service cost	$222	$352	$177	$178
Interest cost	987	998	796	749
Expected return on plan assets	(1,588)	(1,586)	(158)	(164)
Amortization of prior service cost	22	22	196	179
Actuarial loss, net	49	90	159	145

Net periodic benefit (income) cost	$(308)	$(124)	$1,170	$1,087
Termination benefits	–	38	–	11

Total (income) cost	$(308)	$(86)	$1,170	$1,098

Employer Contributions

During the three months ended June 30, 2007, we contributed $9 million to our qualified pension trusts, $22 million to our nonqualified pension plans and $196 million to our other postretirement benefit plans. During the six months ended June 30, 2007, we contributed $498 million to our qualified pension trusts, $82 million to our nonqualified pension plans and $489 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2007 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2006 continue to be accurate. Our estimate of the amount and timing of required qualified pension trust contributions for 2007 is based on current regulations, including continued pension funding relief.

Severance Benefits

During the three and six months ended June 30, 2007, we paid severance benefits of $71 million and $169 million, respectively, excluding amounts related to the MCI acquisition (see Note 4). At June 30, 2007, we had a remaining severance liability of $484 million, which includes future contractual payments to employees separated as of June 30, 2007.

11. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

In our 2006 annual report, we disclosed an other comprehensive loss for 2006 of $5,747 million. This amount included the cumulative impact of the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). Excluding the cumulative impact of the adoption of SFAS No. 158, Other Comprehensive Income was $1,662 million. Disclosure of the amount excluding the cumulative impact will be included in our next annual report. There is no impact on the ending Accumulated Other Comprehensive Loss at December 31, 2006.

Changes in the components of Other Comprehensive Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Net Income	$1,683	$1,611	$3,178	$3,243

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	480	167	497	246
Unrealized derivative gains (losses) on cash flow hedges	(1)	1	5	13
Unrealized gains (losses) on marketable securities	2	(10)	(4)	14
Minimum pension liability adjustment	–	–	–	13
Defined benefit pension and postretirement plans	123	–	259	–
Disposition of TELPRI and other	–	–	241	–

	604	158	998	286

Total Comprehensive Income	$2,287	$1,769	$4,176	$3,529

Foreign currency translation adjustments in 2007 represents the disposition of our interest in CANTV, as well as unrealized foreign currency translation gains, primarily driven by the appreciation in the functional currency on our investment in Vodafone Omnitel N.V. (Vodafone Omnitel). The unrealized foreign currency translation gain in 2006 was primarily driven by the appreciation in the functional currencies on our investments in Vodafone Omnitel and Verizon Dominicana.

The components of Accumulated Other Comprehensive Loss were as follows:

(dollars in millions)	At June 30, 2007	At December 31, 2006
Foreign currency translation adjustments	$826	$329
Net unrealized losses on hedging	(6)	(11)
Unrealized gains on marketable securities	60	64
Defined benefit pension and postretirement plans	(7,412)	(7,671)
Other	–	(241)

Accumulated Other Comprehensive Loss	$(6,532)	$(7,530)

12. Segment Information

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless. We measure and evaluate our reportable segments based on segment income. Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, primarily Vodafone Omnitel, lease financing, and other expenses that are not allocated in assessing segment performance. These adjustments also include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance.

Our segments and their principal activities consist of the following:

Segment	Description
Wireline

Wireline provides communications services including voice, broadband video and data, next generation Internet Protocol network services, network access, long distance and other services to consumers, carriers, business and government customers both domestically and globally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice and data products and other value added services and equipment sales across the United States.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
External Operating Revenues
Wireline	$12,299	$12,521	$24,465	$24,735
Domestic Wireless	10,819	9,227	21,101	18,023

Total segments	23,118	21,748	45,566	42,758
Reconciling items	155	138	291	359

Total consolidated – reported	$23,273	$21,886	$45,857	$43,117

Intersegment Revenues
Wireline	$327	$242	$637	$493
Domestic Wireless	24	35	49	52

Total segments	351	277	686	545
Reconciling items	(351)	(277)	(686)	(545)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireline	$12,626	$12,763	$25,102	$25,228
Domestic Wireless	10,843	9,262	21,150	18,075

Total segments	23,469	22,025	46,252	43,303
Reconciling items	(196)	(139)	(395)	(186)

Total consolidated – reported	$23,273	$21,886	$45,857	$43,117

Operating Income
Wireline	$1,133	$1,222	$2,268	$2,298
Domestic Wireless	3,009	2,374	5,738	4,489

Total segments	4,142	3,596	8,006	6,787
Reconciling items	7	(379)	(61)	(395)

Total consolidated – reported	$4,149	$3,217	$7,945	$6,392

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Net Income
Wireline	$376	$484	$741	$802
Domestic Wireless	952	729	1,826	1,360

Total segment income	1,328	1,213	2,567	2,162
Reconciling items	355	398	611	1,081

Total consolidated – reported	$1,683	$1,611	$3,178	$3,243

	At June 30, 2007	At December 31, 2006

Assets
Wireline	$ 90,789	$ 92,274
Domestic Wireless	82,933	81,989

Total segments	173,722	174,263
Reconciling items	11,038	14,541

Total consolidated - reported	$ 184,760	$ 188,804

Major reconciling items between the segments and the consolidated results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Operating Revenues
Corporate, eliminations and other	$(196)	$(139)	$(395)	$(186)

	$(196)	$(139)	$(395)	$(186)

Operating Income
Severance costs (see Note 5)	$–	$(300)	$–	$(300)
Verizon Center relocation, net (see Note 5)	–	(45)	–	(90)
Merger integration costs (see Note 5)	(27)	(76)	(41)	(132)
Verizon Foundation Contribution (see Note 5)	–	–	(100)	–
Corporate and other	34	42	80	127

	$7	$(379)	$(61)	$(395)

Net Income
Debt extinguishment costs (see Note 7)	$–	$–	$–	$(16)
Severance costs (see Note 5)	–	(186)	–	(186)
Verizon Center relocation, net (see Note 5)	–	(29)	–	(57)
Merger integration costs (see Note 5)	(17)	(48)	(26)	(83)
Cumulative effect of accounting change (see Note 9)	–	–	–	(42)
Verizon Foundation contribution (see Note 5)	–	–	(65)	–
Income from discontinued operations, net of tax (see Note 2)	–	348	142	740
Extraordinary item, net of tax (see Note 2)	–	–	(131)	–
Corporate and other	372	313	691	725

	$355	$398	$611	$1,081

We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

13. Guarantees of Operating Subsidiary Debt

Verizon has guaranteed $480 million 7% debentures series B, due 2042 issued by Verizon New England Inc., a wholly-owned operating subsidiary. This guarantee would require Verizon to make scheduled payments if the subsidiary failed to do so. The debentures were issued in denominations of $25 and were sold primarily to retail investors and are listed on the New York Stock Exchange. SEC rules permit us to include condensed consolidating financial information for this subsidiary in our periodic SEC reports rather than filing separate subsidiary periodic SEC reports.

On March 23, 2007, Verizon redeemed the previously guaranteed $300 million 7% debentures series F issued by Verizon South Inc. due 2041. Accordingly, financial information for Verizon South Inc. is no longer separately disclosed in the condensed consolidating financial information.

Below is the condensed consolidating financial information. Verizon New England is presented in a separate column. The column labeled Parent represents Verizon’s investments in all of its subsidiaries under the equity method and the Other column represents all other subsidiaries of Verizon on a combined basis. The Adjustments column reflects intercompany eliminations.

Condensed Consolidating Statements of Income

  Three Months Ended June 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$ –	$ 966	$ 22,658	$ (351)	$ 23,273
Operating expenses	18	860	18,597	(351)	19,124

Operating income (loss)	(18)	106	4,061	–	4,149
Other income and (expense), net	1,965	6	(1,481)	(1,546)	(1,056)
Interest expense	(267)	(44)	(158)	14	(455)

Income before provision for income taxes	1,680	68	2,422	(1,532)	2,638
Provision for income taxes	3	(23)	(935)	–	(955)

Net income	$ 1,683	$ 45	$ 1,487	$ (1,532)	$ 1,683

Condensed Consolidating Statements of Income

  Three Months Ended June 30, 2006

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$ –	$1,013	$ 21,033	$(160)	$ 21,886
Operating expenses	87	932	17,810	(160)	18,669

Operating income (loss)	(87)	81	3,223	–	3,217
Other income and (expense), net	2,014	6	(1,190)	(1,585)	(755)
Interest expense	(348)	(47)	(201)	6	(590)

Income before provision for income taxes, and discontinued operations	1,579	40	1,832	(1,579)	1,872
Provision for income taxes	32	(13)	(628)	–	(609)

Income before discontinued operations	1,611	27	1,204	(1,579)	1,263
Income from discontinued operations, net of tax	–	–	348	–	348

Net income	$ 1,611	$27	$ 1,552	$(1,579)	$ 1,611

Condensed Consolidating Statements of Income

  Six Months Ended June 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$ –	$1,889	$44,485	$(517)	$ 45,857
Operating expenses	90	1,734	36,605	(517)	37,912

Operating income (loss)	(90)	155	7,880	–	7,945
Other income and (expense), net	3,840	12	(2,870)	(2,984)	(2,002)
Interest expense	(534)	(89)	(338)	21	(940)

Income before provision for income taxes, discontinued operations and extraordinary item	3,216	78	4,672	(2,963)	5,003
Provision for income taxes	(38)	(25)	(1,773)	–	(1,836)

Income before discontinued operations and extraordinary item	3,178	53	2,899	(2,963)	3,167
Income from discontinued operations, net of tax	–	–	142	–	142
Extraordinary item, net of tax	–	–	(131)	–	(131)

Net income	$ 3,178	$53	$2,910	$(2,963)	$ 3,178

Condensed Consolidating Statements of Income

  Six Months Ended June 30, 2006

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$ –	$1,951	$ 41,480	$(314)	$ 43,117
Operating expenses	92	1,806	35,141	(314)	36,725

Operating income (loss)	(92)	145	6,339	–	6,392
Other income and (expense), net	3,864	11	(2,090)	(3,146)	(1,361)
Interest expense	(552)	(91)	(596)	13	(1,226)

Income before provision for income taxes, discontinued operations and cumulative effect of accounting change	3,220	65	3,653	(3,133)	3,805
Provision for income taxes	23	(20)	(1,263)	–	(1,260)

Income before discontinued operations and cumulative effect of accounting change	3,243	45	2,390	(3,133)	2,545
Income from discontinued operations, net of tax	–	–	740	–	740
Cumulative effect of accounting change, net of tax	–	–	(42)	–	(42)

Net income	$ 3,243	$45	$ 3,088	$(3,133)	$ 3,243

Condensed Consolidating Balance Sheets

  At June 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Cash and cash equivalents	$–	$–	$656	$–	$656
Short-term investments	–	137	1,563	–	1,700
Accounts receivable, net	13	671	10,778	(773)	10,689
Other current assets	25,655	156	3,826	(25,654)	3,983

Total current assets	25,668	964	16,823	(26,427)	17,028
Plant, property and equipment, net	1	6,116	77,612	–	83,729
Investments in unconsolidated businesses	49,760	116	3,640	(48,445)	5,071
Other assets	5,052	291	73,944	(355)	78,932

Total assets	$80,481	$7,487	$172,019	$(75,227)	$184,760

Debt maturing within one year	$2,227	$111	$26,574	$(25,760)	$3,152
Other current liabilities	2,191	952	18,824	(667)	21,300

Total current liabilities	4,418	1,063	45,398	(26,427)	24,452
Long-term debt	13,704	2,689	13,336	(355)	29,374
Employee benefit obligations	12,167	1,701	16,458	–	30,326
Deferred income taxes	130	545	13,035	–	13,710
Other liabilities	231	103	6,532	–	6,866
Minority interest	–	–	30,201	–	30,201
Total shareowners’ investment	49,831	1,386	47,059	(48,445)	49,831

Total liabilities and shareowners’ investment	$80,481	$7,487	$172,019	$(75,227)	$184,760

Condensed Consolidating Balance Sheets

  At December 31, 2006

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Cash and cash equivalents	$–	$–	$3,219	$–	$3,219
Short-term investments	–	215	2,219	–	2,434
Accounts receivable, net	4	705	11,037	(855)	10,891
Other current assets	32,680	134	5,858	(32,678)	5,994

Total current assets	32,684	1,054	22,333	(33,533)	22,538
Plant, property and equipment, net	1	6,165	76,190	–	82,356
Investments in unconsolidated businesses	44,048	116	7,850	(47,146)	4,868
Other assets	5,045	288	73,939	(230)	79,042

Total assets	$81,778	$7,623	$180,312	$(80,909)	$188,804

Debt maturing within one year	$6,735	$333	$33,527	$(32,880)	$7,715
Other current liabilities	2,354	1,060	21,804	(653)	24,565

Total current liabilities	9,089	1,393	55,331	(33,533)	32,280
Long-term debt	11,392	2,573	14,911	(230)	28,646
Employee benefit obligations	12,419	1,625	16,735	–	30,779
Deferred income taxes	337	532	15,401	–	16,270
Other liabilities	6	111	3,840	–	3,957
Minority interest	–	–	28,337	–	28,337
Total shareowners’ investment	48,535	1,389	45,757	(47,146)	48,535

Total liabilities and shareowners’ investment	$81,778	$7,623	$180,312	$(80,909)	$188,804

Condensed Consolidating Statements of Cash Flows

  Six Months Ended June 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Net cash from operating activities	$1,827	$451	$10,306	$(1,592)	$10,992
Net cash from investing activities	–	(299)	(6,481)	(97)	(6,877)
Net cash from financing activities	(1,827)	(152)	(6,388)	1,689	(6,678)

Net decrease in cash	$–	$–	$(2,563)	$–	$(2,563)

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2006
(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Net cash from operating activities	$1,615	$691	$10,805	$(1,558)	$11,553
Net cash from investing activities	(779)	(387)	(4,044)	(276)	(5,486)
Net cash from financing activities	(836)	(304)	(6,335)	1,834	(5,641)

Net increase in cash	$–	$–	$426	$–	$426

14. Other Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our condensed consolidated financial statements.

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

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005 the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may also be made. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

There are also litigation matters associated with the Hicksville site primarily involving personal injury claims in connection with alleged emissions arising from operations in the 1950s and 1960s at the Hicksville site. The court has entered a stipulation of dismissal of all actions in connection with a settlement which is not yet final.

In connection with the execution of agreements for the sales of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as financial losses.

Under the terms of an investment agreement Vodafone has the right to require the purchase of up to $10 billion worth of its interest in Verizon Wireless, during a 61-day period that opened on June 10 and closes on August 9 in 2007, under its one remaining put window. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt. In the event Vodafone fully exercises its one remaining put right, we (instead of Verizon Wireless) have the right, exercisable at our sole discretion, to purchase up to $2.5 billion of the $10 billion Vodafone interest for cash or Verizon stock at our option.

16. Subsequent Event

On July 30, 2007, Verizon Wireless announced that it has entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash ($757 million on a fully diluted basis) and the assumption of Rural Cellular’s net debt. Based on Rural Cellular’s net debt as of the first quarter of 2007, the total transaction value is approximately $2.67 billion. This acquisition will increase Verizon Wireless’s licensed population by 4.7 million, and increase its customer base by more than 700,000 in markets adjacent to its existing service areas. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. The acquisition, which is subject to governmental and regulatory approval and approval of Rural Cellular’s shareholders, is expected to close in the first half of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Verizon’s wireline business provides telephone services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Verizon has a highly diverse workforce of approximately 238,500 employees, stressing diversity and commitment to the communities in which it operates.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following strategic imperatives:

•

Revenue Growth – Our emphasis is on revenue growth, devoting more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including fiber optics to the premises, Verizon’s high-capacity fiber network (FiOS Internet and TV services), digital subscriber lines (DSL) and other data services, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market. During the second quarter of 2007, we reported consolidated revenue growth of 6.3% compared to last year, primarily driven by 17.1% higher revenue at Domestic Wireless, where there were approximately 1.3 million total net wireless customer additions reflecting 1.6 million wireless retail customer additions, partially offset by a decline in reseller subscribers. Wireline remained stable as revenue growth in enterprise business (large business and government customers) and broadband offset declines at Verizon Telecom.

•

Market Share Gains – We are focused on aggressively gaining market share. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. We added 288,000 wireline broadband connections during the second quarter of 2007. We also have a goal of being among the top 10 video providers in the U.S. by year-end through the continued deployment of FiOS. At Wireline, as of June 30, 2007, we passed 7.6 million premises with our high-capacity fiber network, and we had obtained over 813 video franchises covering 10.6 million households with TV service available for sale to 3.9 million premises. We had 515,000 FiOS TV customers, adding 167,000 net new FiOS TV customers in the second quarter and approached approximately 1.3 million total video customers, including satellite. Also during the second quarter, revenues from enterprise customers grew 2.8% compared with last year, primarily driven by 26% growth in revenues from sales of strategic services (Private IP, IP VPN, Web Hosting and VoIP). At Verizon Wireless, we continue to add retail net customers, grow revenue and profitability while maintaining a low churn (customer turnover) rate.

•

Profitability Improvement – Our goal is to increase operating income and margins. In the second quarter of 2007, operating income rose 29% compared with last year’s second quarter while income before discontinued operations, extraordinary items and cumulative effect of accounting changes rose 33.3% over the same period. Our operating income margin rose to 17.8% in the second quarter of 2007, compared with 14.7% in the same period of 2006. Supporting these improvements, our capital spending continues to be directed toward growth markets, positioning the company for sustainable, long-term profitability. High-speed wireless data (Evolution-Data Optimized, or EV-DO) services, replacement of copper access lines with fiber optics to the premises, as well as expanded services to enterprise customers are examples of areas of capital spending in support of these growth markets. During the six months ended June 30, 2007, capital expenditures were $8,515 million compared with capital expenditures of $8,285 million in the similar period in 2006, excluding discontinued operations. In 2007, Verizon management continues to expect capital expenditures to be in the range of $17.5 billion to $17.9 billion. In addition to capital expenditures, Verizon Wireless expects to participate in the Federal Communications Commission’s (FCC) wireless spectrum auctions and continues to evaluate spectrum acquisitions in support of expanding data applications and its growing customer base.

•

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidations, call center routing improvements, the formation of Verizon Services Organization, and centralizing information technology and marketing efforts, has been to change the company’s cost structure as well as maintain and improve operating income margins. With our deployment of the FiOS network, we expect to realize savings in annual, ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation automation improvements occur, costs per home connected are expected to decline. Since the merger with MCI, we have gained operational benefits from sales force and product and systems integration initiatives. Workforce levels in the second quarter of 2007 increased to 238,500 from 236,700 compared to the similar period in 2006, primarily from an increase in headcount at Wireless partially offset by a headcount decrease at Wireline due to continued productivity improvements and merger synergy savings.

•

Customer Experience – Our goal is to provide the best customer experience possible and to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. During the first half of the year, our company received citations for superior products and customer service, and we continued initiatives to enhance the value of our products and services. We are developing and marketing innovative product bundles to include local wireline, long-distance, wireless and broadband services for consumer and general business retail customers. These efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow revenues. Also at Wireline, we continued to roll out next-generation global IP networks to meet the ongoing global enterprise market shift to IP-based products and services. Deployment of new strategic service offerings — including expansion of our voice over IP (VoIP) and international Ethernet capabilities, introduction of cutting edge video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio — will allow us to continue to gain share in the enterprise market. At Verizon Wireless, we continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for our business and provide new and innovative products and services such as BroadbandAccess, our EV-DO service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

•

Performance-Based Culture – We embrace a culture of corporate-wide accountability, based on individual and team objectives that are performance-based and tied to these imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ long-term interests with the interests of shareholders. We also employ a highly diverse workforce, since respect for diversity is an integral part of the Verizon culture and a critical element of our competitive success.

The goal of these strategic imperatives is to create value for our shareowners. Using the cash-flow generation of our businesses, we create value through the repayment of debt, share repurchases and by providing a stable dividend. In addition, we are returning value to shareowners through spin-off and other strategic transactions. Verizon’s total debt decreased by $3,835 million to $32,526 million as of June 30, 2007 from December 31, 2006. Verizon’s ratio of debt to debt combined with shareowners’ equity was 39.5% as of June 30, 2007 compared with 42.8% as of December 31, 2006. During the first half of 2007, we repurchased $952 million of our common stock as part of our previously announced program. We continue to target approximately $2,000 million in repurchases of our common stock in 2007. Verizon’s balance of cash and cash equivalents at June 30, 2007 of $656 million decreased by $2,563 million from $3,219 million at December 31, 2006.

In January 2007, Verizon announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange access lines and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. Based upon the number of shares (as adjusted) and price of FairPoint common stock on the date of the announcement of the merger, the estimated total value to be received by Verizon and its shareowners in exchange for these operations was approximately $2,715 million. If the proposal relating to the merger is approved by the FairPoint stockholders and other applicable conditions are satisfied, we expect the merger to be completed in January 2008. The actual total value to be received by Verizon and its shareholders will be determined based on the number of shares (as adjusted) and price of FairPoint common stock on the date of the closing of the merger.

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

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Wireline
Verizon Telecom	$8,040	$8,309	(3.2)	$16,024	$16,574	(3.3)
Verizon Business	5,302	5,179	2.4	10,521	10,103	4.1
Intrasegment eliminations	(716)	(725)	(1.2)	(1,443)	(1,449)	(0.4)

	12,626	12,763	(1.1)	25,102	25,228	(0.5)
Domestic Wireless	10,843	9,262	17.1	21,150	18,075	17.0
Corporate & Other	(196)	(139)	41.0	(395)	(186)	112.4

Consolidated Revenues	$23,273	$21,886	6.3	$45,857	$43,117	6.4

Consolidated revenues in the second quarter of 2007 were higher by $1,387 million, or 6.3%, and $2,740 million, or 6.4%, for the six months ended June 30, 2007 compared to the similar periods in 2006. This increase was the result of continued strong growth at Domestic Wireless.

Wireline’s revenues during the second quarter of 2007 decreased $137 million, or 1.1%, and $126 million, or 0.5%, for the six months ended June 30, 2007 compared to the similar periods in 2006, primarily driven by lower demand and usage of our basic local exchange and accompanying services, partially offset by continued growth from broadband and enterprise business. We added 288,000 new broadband connections, including 203,000 for FiOS, in the second quarter of 2007, for a total of 7,686,000 lines at June 30, 2007, representing a 25.5% increase from June 30, 2006. In addition, we added 167,000 FiOS TV customers in the second quarter of 2007, for a total of 515,000 at June 30, 2007. These increases were offset by a decline in voice revenues at Verizon Telecom due to subscriber losses resulting from technology substitution, including wireless and VoIP. Revenues at Verizon Business increased during the quarter and six months ended June 30, 2007, compared to the similar periods in 2006 primarily due to higher demand for strategic products.

Domestic Wireless’s revenues during the second quarter of 2007 increased by $1,581 million, or 17.1%, and $3,075 million, or 17%, for the six months ended June 30, 2007 compared to the similar periods in 2006 due to increases in service revenues, including data revenues, and equipment and other revenues. Data revenues increased by $728 million, or 70%, in the second quarter of 2007 and $1,425 million, or 75%, for the six months ended June 30, 2007 compared to the similar periods last year. Domestic Wireless customers at June 30, 2007 were approximately 62.1 million, an increase of 13.2% over last year. Domestic Wireless’s retail customer base as of June 30, 2007 was approximately 60.1 million, a 14.3% increase from June 30, 2006, and comprised approximately 96.8% of our total customer base. Average service revenue per customer (ARPU) increased by 2.7% to $51.05 in the second quarter of 2007 compared to 2006, primarily attributable to increases in data revenue per customer driven by increased use of our messaging and other data services. ARPU increased by 2.8% to $50.56 for the six months ended June 30, 2007 compared to the similar period in 2006. Retail ARPU increased by 3% to $51.84 for the second quarter of 2007 and 2.9% to $51.29 for the six months ended June 30, 2007 compared to the similar periods in 2006. Increases in wireless devices sold, partially offset by a decline in revenue per unit sold, drove increases in equipment and other revenue during the second quarter of 2007 and the six months ended June 30, 2007 compared to the similar periods in 2006.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Cost of services and sales	$9,231	$8,709	6.0	$18,143	$17,225	5.3
Selling, general and administrative expense	6,320	6,353	(0.5)	12,663	12,226	3.6
Depreciation and amortization expense	3,573	3,607	(0.9)	7,106	7,274	(2.3)

Consolidated Operating Expenses	$19,124	$18,669	2.4	$37,912	$36,725	3.2

Cost of Services and Sales

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support, costs to support our outsourcing contracts and technical facilities and contributions to the universal service fund. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

Consolidated cost of services and sales in the second quarter 2007 increased $522 million, or 6%, and $918 million, or 5.3%, for the six months ended June 30, 2007 compared to the similar periods in 2006, primarily as a result of higher wireless network costs and increases in wireless equipment costs as well as higher costs associated with Wireline’s growth businesses, partially offset by decreases in pension and other postretirement benefit costs and the impact of productivity improvement initiatives.

The higher wireless network costs were caused by increased network usage relating to both voice and data services in the second quarter of 2007 and the six months ended June 30, 2007, compared to the similar periods in 2006, partially offset by decreased local interconnection, long distance and roaming rates. Cost of wireless equipment sales increased in the second quarter of 2007 and the six months ended June 30, 2007 compared to the similar periods in 2006 primarily as a result of an increase in wireless devices sold due to an increase in gross retail activations and equipment upgrades.

Costs in this period were also impacted by decreased net pension and other postretirement benefit costs. As of December 31, 2006, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2007 assumptions, combined with the impact of the 2006 management pension plan freeze, effective June 30, 2006, resulted in pension and other postretirement benefit expense of $325 million in the second quarter of 2007 and $648 million for the six months ended June 30, 2007, compared to net pension and post retirement benefit expense of $370 million in the second quarter of 2006 and $740 million for the six months ended June 30, 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Consolidated selling, general and administrative expense in the second quarter 2007 decreased $33 million, or 0.5%, and increased $437 million, or 3.6%, for the six months ended June 30, 2007 compared to the similar periods in 2006. The increase during the six months ended June 30, 2007 was primarily attributable to higher salary and benefits expenses, primarily due to an increase in the number of employees at Domestic Wireless, as well as higher sales commission expense as a result of a strong increase in wireless customer additions, renewals and upgrades and higher advertising costs at Wireline. Partially offsetting the increases were lower bad debt expenses and cost reduction initiatives.

Special and non-recurring items in the three and six months ended June 30, 2007 included pretax charges of $25 million and $37 million related to merger integration costs, primarily comprised of Wireline systems integration activities. In addition, during the six months ended June 30, 2007, we contributed $100 million to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

Special and non-recurring charges in the three and six months ended June 30, 2006 included $300 million associated with employee severance and severance-related activities in connection with the involuntary separation of approximately 3,200 employees. Special and non-recurring charges also included $76 million and $132 million in the second quarter of 2006 and six months ended June 30, 2006 respectively, of merger integration costs, primarily for advertising and other costs related to re-branding initiatives and systems integration activities. The second quarter of 2006 and six months ended June 30, 2006 also included $45 million and $90 million, respectively, of special and non-recurring charges for Verizon Center relocation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $34 million, or 0.9%, in the second quarter of 2007 and $168 million, or 2.3%, for the six months ended June 30, 2007 compared to the similar periods last year. This decrease was primarily due to lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes at Wireline and fully amortized customer lists at Domestic Wireless, partially offset by growth in depreciable telephone plant as a result of increased capital expenditures.

Other Consolidated Results

Other Income and (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Interest income	$41	$47	(12.8)	$85	$102	(16.7)
Foreign exchange gains (losses), net	(9)	(7)	28.6	(1)	3	nm
Other, net	(5)	20	nm	(9)	58	nm

Total	$27	$60	(55.0)	$75	$163	(54.0)

nm – Not meaningful

Other Income and (Expense), Net for the three and six months ended June 30, 2007 decreased $33 million and $88 million, respectively, compared to the similar periods last year. The decline was primarily due to decreased interest income as a result of lower average cash balances.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Interest expense	$455	$590	(22.9)	$940	$1,226	(23.3)
Capitalized interest costs	118	117	0.9	227	225	0.9

Total interest costs on debt balances	$573	$707	(19.0)	$1,167	$1,451	(19.6)

Average debt outstanding	$33,577	$42,461		$34,356	$42,693
Effective interest rate	6.8%	6.7%		6.8%	6.8%

Total interest costs decreased $134 million and $284 million, respectively, during the three and six months ended June 30, 2007, compared to the similar periods in 2006, primarily due to a decrease in debt levels, partially offset by slightly higher interest rates during the second quarter of 2007 compared to last year. Debt levels decreased primarily as a result of the approximately $7.1 billion reduction from the spin-off of Idearc Inc. as well as from the debt redemptions and retirements primarily funded by proceeds from the Idearc Inc. spin-off and the divestiture of our Caribbean and Latin American investments.

Minority Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Minority interest	$1,268	$986	28.6	$2,422	$1,852	30.8

The increase in minority interest expense during the three and six months ended June 30, 2007 compared to the similar periods in 2006 was primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Provision for income taxes	$955	$609	56.8	$1,836	$1,260	45.7
Effective income tax rate	36.2%	32.5%		36.7%	33.1%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. The effective tax rates for the second quarter of 2007 and for six months ended June 30, 2007 compared to the similar periods of 2006 were higher due to higher state taxes in 2007 as compared to 2006, as well as higher benefits from valuation allowance reversals attributable to utilization of capital loss carryforwards in 2006, as compared to valuation allowances relating to unused loss carryforwards recorded in 2007. The increases in the 2007 rates compared to 2006 were partially offset by favorable unrecognized tax benefit adjustments in 2007.

Discontinued Operations

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) and received gross proceeds, for our 52% interest, of approximately $980 million, $100 million of which was contributed to the Verizon Foundation. The sale resulted in a net pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). Accordingly, discontinued operations in the consolidated statements of income for the six months ended June 30, 2007 and the three and six months ended June 30, 2006 includes the results of operations of TELPRI through the completion of the sale. Additionally, the six months ended June 30, 2007 include the gain on the sale of TELPRI.

Discontinued operations for the three and six months ended June 30, 2006 also includes our former U.S. print and Internet yellow pages directories business and Verizon Dominicana C. por A. (Verizon Dominicana) in the condensed consolidated statements of income, both of which were disposed of during the fourth quarter of 2006.

Extraordinary Item

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including Compañía Anónima Nacional Teléfonos de Venezuela (CANTV). On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. Based upon the terms of the MOU and our investment balance in CANTV at that time, we recorded an extraordinary loss of $131 million, net of tax, or $.05 per diluted share, in the first quarter of 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU.

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

We measure and evaluate our reportable segments based on segment income. Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our wholly-owned insurance and leasing subsidiaries, the results of investments in unconsolidated businesses, primarily Vodafone Omnitel N.V. (Vodafone Omnitel), and other adjustments that are not allocated in assessing segment performance. These adjustments also include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance.

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

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Verizon Telecom
Mass Markets	$5,540	$5,601	(1.1)	$11,046	$11,185	(1.2)
Wholesale	2,031	2,101	(3.3)	4,028	4,165	(3.3)
Other	469	607	(22.7)	950	1,224	(22.4)
Verizon Business
Enterprise Business	3,669	3,569	2.8	7,240	6,952	4.1
Wholesale	844	831	1.6	1,694	1,635	3.6
International and Other	789	779	1.3	1,587	1,516	4.7
Intrasegment Eliminations	(716)	(725)	(1.2)	(1,443)	(1,449)	(0.4)

Total Wireline Operating Revenues	$12,626	$12,763	(1.1)	$25,102	$25,228	(0.5)

Verizon Telecom

Mass Markets

Verizon Telecom’s Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance, broadband services for residential and certain small business accounts and FiOS TV services. Also included are revenues generated from former MCI consumer and business products and services. Long distance includes both regional toll services and long distance services. Broadband services include DSL and FiOS data.

Mass markets revenue during the second quarter of 2007 decreased $61 million, or 1.1%, and $139 million, or 1.2%, for the six months ended June 30, 2007 compared to the similar periods in 2006, driven primarily by lower demand and usage of our basic local exchange and accompanying services, attributable to subscriber losses, including losses of customers of the former MCI. These losses are driven by competition and technology substitution, including wireless and Voice over Internet Protocol (VoIP). These decreases were partially offset by growth from broadband services and the inclusion of the former MCI for the full six months ended June 30, 2007.

A 7.8% decline in access lines in service from June 30, 2006 was mainly driven by the effects of competition and technology substitution. Residential retail access lines declined 9.2% at June 30, 2007 compared to June 30, 2006, as customers substituted wireless, broadband and cable services for traditional landline services. At the same time, small business retail access lines declined 3.4% at June 30, 2007 compared to June 30, 2006, primarily reflecting competition and a shift to high-speed, high-volume special access lines. Access line losses include the loss of lines served by the former MCI.

In the second quarter of 2007, we added 288,000 new broadband connections, including 203,000 for FiOS data. For the six months ended June 2007, we added 704,000 new broadband connections, including 380,000 for FiOS data, for a total of 7,686,000 lines at June 30, 2007, including 1,067,000 for FiOS data, representing a 25.5% increase from June 30, 2006. In addition, we added 167,000 FiOS TV customers in the second quarter of 2007, and 308,000 for the six months ended June 30, 2007, for a total of 515,000 at June 30, 2007. As of June 30, 2007, for FiOS data and FiOS TV, we achieved penetration rates of 18.6% and 13.3%, respectively, across all markets where we have been selling these services.

Wholesale

Wholesale revenues are earned from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements (UNEs) and interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers.

Wholesale revenues during the second quarter of 2007 decreased by $70 million, or 3.3%, and by $137 million, or 3.3%, for the six months ended June 30, 2007 compared to the similar periods in 2006, due to declines in switched access revenues and local wholesale revenues, offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the second quarter of 2007 and the six months ended June 30, 2007 compared to the similar periods in 2006, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased by 16.6% due to the ongoing impact of a 2005 decision by a major competitor to deemphasize their local market initiatives. Special access revenue growth reflects continuing demand for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services. Customer demand for high-capacity and digital data services increased 8.8% in the second quarter of 2007 compared to the similar period in 2006.

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

Verizon Telecom’s revenues from other services in the second quarter of 2007 decreased by $138 million, or 22.7%, and by $274 million, or 22.4%, as compared to the similar periods in 2006. These revenue decreases were mainly due to the discontinuation of non-strategic product lines and reduced business volumes.

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

Enterprise Business second quarter 2007 revenues increased by $100 million, or 2.8%, compared to the similar period in 2006 and $288 million, or 4.1%, for the six months ended June 30, 2007 compared to the similar periods in 2006, primarily reflecting growth in demand for our strategic products, specifically IP services and managed services as well as the inclusion of the former MCI for the full six months ended June 30, 2007. The Internet suite of products is Enterprise Business’ fastest growing suite of products and includes Private IP, IP VPN, Web Hosting and VoIP. Our Enterprise Business market contains many customer accounts that are moving from core data products to more robust IP products. This shift in technology is occurring with a few large customers, but is predominately driven by many smaller customer accounts.

Wholesale

Our Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as international traffic that originates in the United States. The Wholesale line of business is comprised of numerous large and small customers that predominately resell voice services to their own customer base. Although this line of business contains numerous customers, the majority of revenue is generated by a few large telecommunication carriers, many of whom compete directly with Verizon.

Wholesale revenues during the second quarter of 2007 increased by $13 million, or 1.6%, and $59 million, or 3.6%, for the six months ended June 30, 2007, compared to the similar periods in 2006, primarily due to increased MOUs in traditional voice products and the inclusion of the former MCI for the full six months ended June 30, 2007, partially offset by continued rate compression due to competition in the marketplace.

International and Other

Our International operations serve businesses, government entities and telecommunications carriers outside of the United States, primarily in Europe, the Middle East and Africa (collectively, EMEA), the Asia Pacific region, Latin America and Canada. This line of business provides telecommunications services, which include voice, data services, Internet and managed network services.

International and other revenues during three months ended June 30, 2007 increased by $10 million, or 1.3%, and $71 million, or 4.7%, for the six months ended June 30, 2007 compared to the similar periods in 2006 primarily on strong growth in our strategic products, specifically IP services, partially offset by competitive rate compression with respect to our voice products.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Cost of services and sales	$6,239	$6,170	1.1	$12,412	$12,225	1.5
Selling, general and administrative expense	2,983	2,964	0.6	5,884	5,917	(0.6)
Depreciation and amortization expense	2,271	2,407	(5.7)	4,538	4,788	(5.2)

	$11,493	$11,541	(0.4)	$22,834	$22,930	(0.4)

Cost of Services and Sales

Cost of services and sales increased by $69 million, or 1.1%, in the second quarter of 2007 and $187 million, or 1.5%, for the six months ended June 30, 2007 compared to the similar periods in 2006. This increase was primarily due to higher costs associated with our growth businesses and annual wage increases, partially offset by productivity improvement initiatives and lower switched access lines in service as well as lower wholesale voice connections. Costs in this period were also impacted by decreased net pension and other postretirement benefit costs. As of December 31, 2006, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2007 assumptions, combined with the impact of the management pension freeze, effective June 30, 2006, resulted in pension and other postretirement benefit expense of $344 million and $687 million in the three and six months ended June 30, 2007, respectively, and $376 million and $750 million for the three and six months ended June 30, 2006, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the second quarter of 2007 increased by $19 million or 0.6% and decreased $33 million, or 0.6%, for the six months ended June 30, 2007, compared to the similar periods in 2006. The increase during the second quarter was primarily due to higher advertising costs, partially offset by cost reduction initiatives. The decrease during the six months ended June 30, 2007 was primarily due to lower bad debt costs, partially offset by the inclusion of the former MCI for the full six months in 2007, as well as cost reduction initiatives.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $136 million, or 5.7%, in the second quarter of 2007 and $250 million, or 5.2%, for the six months ended June 30, 2007 compared to the similar period in 2006 was mainly driven by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes, partially offset by growth in depreciable telephone plant from increased capital spending.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment Income	$376	$484	(22.3)	$741	$802	(7.6)

Segment income decreased by $108 million, or 22.3%, in the second quarter of 2007 and by $61 million, or 7.6%, in the six months ended June 30, 2007 compared to the similar periods in 2006, due to the after-tax impact of operating revenues and operating expenses described above.

Special and non-recurring items not included in Verizon Wireline’s segment income totaled approximately $17 million in the second quarter of 2007 and $26 million for the six months ended June 30, 2007 reflecting costs associated with merger integration initiatives. Special and non-recurring items not included in Verizon Wireline’s segment income totaled approximately $194 million in the second quarter of 2006 and $252 million for the six months ended June 30, 2006 reflecting severance activity, Verizon Center relocation-related costs, merger integration costs and costs associated with the redemption and refinancing of debt assumed in connection with the MCI acquisition.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and other value added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture with Vodafone.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Wireless sales and services	$10,843	$9,262	17.1	$21,150	$18,075	17.0

Domestic Wireless’s total revenues increased by $1,581 million, or 17.1%, in the second quarter of 2007 and $3,075 million, or 17%, for the six months ended June 30, 2007, compared to the similar periods in 2006. Service revenue of $9,402 million in the second quarter of 2007 increased by $1,366 million, or 17%, compared to the similar period in 2006, and service revenue of $18,393 million for the six months ended June 30, 2007 increased by $2,748 million, or 17.6%, compared to the similar period in 2006. The service revenue increases were primarily due to a 13.2% increase in customers as of June 30, 2007 compared to June 30, 2006 and increases in average service revenue per customer per month. Equipment and other revenue increased $215 million, or 17.5%, in the second quarter of 2007 and $327 million, or 13.5%, for the six months ended June 30, 2007, compared to the similar periods in 2006, principally as a result of increases in new customers and existing customers upgrading their wireless devices in exchange for contract extensions. Other revenue increased due to increases in revenue associated with cost recovery surcharges and regulatory fees.

Our Domestic Wireless segment ended the second quarter of 2007 with approximately 60.1 million retail customers, compared to 52.6 million retail customers at the end of the second quarter of 2006, an increase of 14.3%. Domestic Wireless added approximately 1.6 million retail customers during the second quarter of 2007, compared to 1.9 million during the second quarter of 2006 and added 3.3 million net retail customers during the six months ended June 30, 2007, compared to 3.5 million during the similar period in 2006. Approximately 1.5 million of the 1.6 million new net retail customers added during the second quarter of 2007 and 3.0 million of the 3.3 million new net retail customers added during the six months ended June 30, 2007 were postpaid customers. The overall composition of our Domestic Wireless customer base as of June 30, 2007 was 93% retail postpaid, 4% retail prepaid and 3% resellers. The average monthly churn rate, the rate at which customers disconnect service, was 1.26% in the second quarter of 2007 and 1.19% for the six months ended June 30, 2007, compared to 1.13% in the second quarter of 2006 and 1.16% for the six months ended June 30, 2006. Retail postpaid churn decreased to 0.85% in the second quarter of 2007 and decreased to 0.87% for the six months ended June 30, 2007, compared to 0.87% in the second quarter of 2006 and 0.90% for the six months ended June 30, 2006. Domestic Wireless added approximately 1.3 million total net customers during the second quarter of 2007, bringing total customers as of June 30, 2007 to approximately 62.1 million, of which 96.8% were retail customers.

Average retail service revenue per customer per month increased 3% to $51.84 in the second quarter of 2007 and increased 2.9% to $51.29 for the six months ended June 30, 2007, compared to the similar periods in 2006. Average retail data service revenue per retail customer per month increased 48% in the second quarter of 2007 and increased 51% for the six months ended June 30, 2007, compared to the similar periods in 2006, driven by increased use of our messaging, VZAccess and other data services. Retail data revenues were $1,748 million and accounted for 19% of retail service revenue in the second quarter of 2007, compared to $1,030 million and 13.2% in the similar period in 2006. Retail data revenues were $3,296 million and accounted for 18.3% of retail service revenue for the six months ended June 30, 2007, compared to $1,898 million and 12.5% in the similar period in 2006.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Cost of services and sales	$3,270	$2,752	18.8	$6,292	$5,417	16.2
Selling, general and administrative expense	3,271	2,946	11.0	6,571	5,705	15.2
Depreciation and amortization expense	1,293	1,190	8.7	2,549	2,464	3.4

	$7,834	$6,888	13.7	$15,412	$13,586	13.4

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $518 million, or 18.8%, for the second quarter of 2007 and $875 million, or 16.2%, for the six months ended June 30, 2007, compared to the similar periods in 2006. Cost of services increased due to higher wireless network costs in the current year periods caused by increased network usage relating to both voice and data usage, partially offset by lower local interconnection, long distance and roaming rates. Cost of equipment sales grew by 22.9% in the second quarter of 2007 and by 19.1% for the six months ended June 30, 2007, compared to the similar periods in 2006. These increases were primarily attributed to an increase in customers and equipment upgrades.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $325 million, or 11%, in the second quarter of 2007 and $866 million, or 15.2%, for the six months ended June 30, 2007, compared to the similar periods in 2006. These increases were primarily due to an increase in salary and benefits expense of $146 million for the second quarter of 2007 and $513 million for the six months ended June 30, 2007, compared to the similar periods in 2006. The salary and benefits expense increases were the result of an increase in employees, primarily in the sales and customer care areas, and higher per employee salary and benefit costs. Sales commission expense in both our direct and indirect channels increased $45 million in the second quarter of 2007 and $104 million for the six months ended June 30, 2007, compared to similar periods in 2006, primarily as a result of the increase in gross customer additions and customer renewals and equipment upgrades. Increases in costs associated with regulatory fees, as well as advertising and promotion expenses also contributed to the increase in selling, general and administrative expense in the second quarter of 2007 and the six months ended June 30, 2007, compared to the similar periods in 2006.

Depreciation and Amortization Expense

Depreciation and amortization increased by $103 million, or 8.7%, in the second quarter of 2007 and $85 million, or 3.4%, for the six months ended June 30, 2007, compared to the similar periods in 2006. These increases were primarily due to increased depreciation expense related to an increase in depreciable assets, partially offset by lower amortization expense, as a result of customers lists becoming fully amortized.

Segment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment Income	$952	$ 729	30.6	$1,826	$1,360	34.3

Segment income increased by $223 million, or 30.6%, in the second quarter of 2007 and by $466 million, or 34.3%, for the six months ended June 30, 2007 compared to the similar periods in 2006, primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. The minority interest expense relates to the significant minority interest attributable to Vodafone. Segment results exclude certain special and non-recurring items. There were no special and non-recurring items during the six months ended June 30, 2007. The special and non-recurring items in the first half of 2006 were $42 million related to the cumulative effect in accounting change for the adoption of SFAS 123(R) in the first quarter, as described in the consolidated results above.

Special and Non-Recurring Items

Disposition of Businesses

Telecomunicaciones de Puerto Rico, Inc.

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of TELPRI and received gross proceeds, for our 52% interest, of approximately $980 million. The sale resulted in a net pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). As a result of this sale transaction, Verizon contributed $100 million to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

Compañía Anónima Nacional Teléfonos de Venezuela

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. Based upon the terms of the MOU and our investment balance in CANTV at that time, we recorded an extraordinary loss of $131 million, net of tax, or $.05 per diluted share, in the first quarter of 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU.

Merger Integration Costs

During the three and six months ended June 30, 2007, we recorded pretax charges of $27 million ($17 million after-tax, or $.01 per diluted share) and $41 million ($26 million after-tax, or $.01 per diluted share), respectively, related to integration costs associated with the MCI acquisition that were primarily comprised of systems integration activities.

During the three and six months ended June 30, 2006, we recorded pretax charges of $76 million ($48 million after-tax, or $.02 per diluted share) and $132 million ($83 million after-tax, or $.03 per diluted share), respectively, related to integration costs associated with the MCI acquisition that were primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities.

Facility and Other Special Items

Facility and Employee-Related Items

During the three and six months ended June 30, 2006, we recorded pretax charges of $45 million ($29 million after-tax, or $.01 per diluted share) and $90 million ($57 million after-tax, or $.02 per diluted share), respectively, in connection with the relocation of employees and business operations to Verizon Center located in Basking Ridge, New Jersey.

During the second quarter of 2006, we recorded a pretax charge of $300 million ($186 million after-tax, or $.06 per diluted share) for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were terminated during the third and fourth quarters of 2006.

Other Special Items

During the six months ended June 30, 2007, as a result of the sale of TELPRI, Verizon contributed $100 million ($65 million after-tax, or $.02 per diluted share) to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

In addition, during the six months ended June 30, 2006 we recorded pretax charges of $26 million ($16 million after-tax, or $.01 per diluted share) resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger.

Consolidated Financial Condition

Six Months Ended June 30,
(dollars in millions)	2007	2006	Change

Cash Flows Provided By (Used In)
Operating activities	$10,992	$11,553	$(561)
Investing activities	(6,877)	(5,486)	(1,391)
Financing activities	(6,678)	(5,641)	(1,037)

Increase (Decrease) In Cash and Cash Equivalents	$(2,563)	$426	$(2,989)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. In total, cash from operating activities for the six months ended June 30, 2007 decreased compared to the similar period of 2006. The decrease was primarily due to decreased cash flow from operating activities – discontinued operations. Cash flow from operating activities – continuing operations for the six months ended June 30, 2007 increased compared to the similar period of 2006. The increase was driven primarily driven by increased operating cash flows from Domestic Wireless, lower interest payments on outstanding debt and higher dividends from unconsolidated investments, primarily CANTV.

The decrease in cash flow from operating activities - discontinued operations for the six months ended June 30, 2007 compared to the similar period in 2006 was primarily due to income taxes paid in 2007 related to the fourth quarter 2006 disposition of Verizon Dominicana, as well as the absence of operating activities in 2007 for assets disposed of in the fourth quarter of 2006.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $5,120 million in our Wireline business during the first half of 2007, compared to $5,010 million in the similar period of 2006. During the six months ended June 30, 2007, we invested $3,388 million in our Domestic Wireless business, compared with $3,178 million in the similar period in 2006. During the same period, we also acquired a network security business and purchased several wireless licenses. Partially offsetting these investing activities were proceeds from the disposition of our interest in CANTV and the sale of certain real estate and non-strategic assets.

In the first half of 2007, discontinued operations primarily included gross proceeds of approximately $980 million in connection with the sale of TELPRI.

During the first half of 2006, we received net cash proceeds of $1,471 million from acquisitions and investments in businesses, primarily driven by MCI’s cash balances at the date of the merger. Other, net investing activities in the first half of 2007 includes cash proceeds from the sale of buildings and disposition of select non-strategic assets. Other, net investing activities during the six months ended June 30, 2006 includes cash proceeds of $315 million from leasing activities and $89 million from the sale of small international investments.

Under the terms of an investment agreement Vodafone has the right to require the purchase of up to $10 billion worth of its interest in Verizon Wireless, during a 61-day period that opened on June 10 and closes on August 9 in 2007, under its one remaining put window. Vodafone also may require that Verizon Wireless pay for up to $7.5 billion of the required repurchase through the assumption or incurrence of debt. In the event Vodafone fully exercises its one remaining put right, we (instead of Verizon Wireless) have the right, exercisable at our sole discretion, to purchase up to $2.5 billion of the $10 billion Vodafone interest for cash or Verizon stock at our option.

Cash Flows Used In Financing Activities

Our total debt was reduced by $3,835 million during the first six months of 2007 due to the repayment of approximately $1.1 billion of Wireline debt, including the early repayment of previously guaranteed $300 million 7% debentures issued by Verizon South Inc. Also, we redeemed $1,580 million principal of our outstanding floating rate notes, which were callable by Verizon on or after August 15, 2006, and the $500 million 7.90% debentures issued by GTE Corporation. Partially offsetting the reduction in total debt were cash proceeds of $3,402 million in connection with fixed and floating rate debt during the six months ended June 30, 2007. Our ratio of debt to debt combined with shareowners’ equity was 39.5% at June 30, 2007 compared to 48.6% at June 30, 2006 and 42.8% at December 31, 2006.

As of June 30, 2007, we had $36 million of bank borrowings outstanding. We also had approximately $6.2 billion of unused bank lines of credit (including a $6.0 billion three-year committed facility that expires in September 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $8 billion of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. The short-term ratings of Verizon Communications are: Moody’s P-2; S&P A-1; and Fitch F1. In July 2007, S&P revised its outlook to stable from negative and affirmed its ratings of A. Other long-term ratings of Verizon Communications are: Moody’s A3 with stable outlook; and Fitch A+ with stable outlook.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

During the six months ended June 30, 2007, we repurchased $952 million of our common stock as part of our previously announced common stock repurchase program. Additionally, we received $553 million of cash proceeds from the sale of common stock, primarily due to the exercise of stock options.

As in prior periods, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first and second quarters of 2007 and 2006, Verizon announced quarterly cash dividends of $.405 per share.

Increase (Decrease) In Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2007 totaled $656 million, a $2,563 million decrease compared to cash and cash equivalents at December 31, 2006 of $3,219 million.

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

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our consolidated balance sheets. The translation gains and losses of foreign currency transactions and balances are recorded in the consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. At June 30, 2007, our primary translation exposure was to the British Pound and the Euro.

Other Factors That May Affect Future Results

Recent Developments

Rural Cellular Corporation

On July 30, 2007, Verizon Wireless announced that it has entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash ($757 million on a fully diluted basis) and the assumption of Rural Cellular’s net debt. Based on Rural Cellular’s net debt as of the first quarter of 2007, the total transaction value is approximately $2.67 billion. This acquisition will increase Verizon Wireless’s licensed population by 4.7 million, and increase its customer base by more than 700,000 in markets adjacent to its existing service areas. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. The acquisition, which is subject to governmental and regulatory approval and approval of Rural Cellular’s shareholders, is expected to close in the first half of 2008.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. These local exchange and business assets are included in Verizon’s continuing operations. The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. We expect this transaction to close in January 2008.

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

Based upon the number of shares (as adjusted) and price of FairPoint common stock on the date of the announcement of the merger, the estimated total value to be received by Verizon and its shareowners in exchange for these operations was approximately $2,715 million. This consists of (a) approximately $1,015 million of FairPoint common stock that will be received by Verizon shareowners in the merger, and (b) $1,700 million in value that will be received by Verizon through a combination of cash distributions to Verizon and debt securities issued to Verizon prior to the spin-off. Verizon may exchange these newly issued debt securities for certain debt that was previously issued by Verizon, which would have the effect of reducing Verizon’s then-outstanding debt. The actual total value to be received by Verizon and its shareholders will be determined based on the number of shares (as adjusted) and price of FairPoint common stock on the date of the closing of the merger.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005 the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may also be made. Adjustments may also be made based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted at the time. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005 the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon.

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One and in 2004 and 2005 we applied for reimbursement of an additional $139 million of Category Two losses. Category One funding relates to Emergency and Temporary Service Response while Category Two funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $49.9 million of our $266 million of Category One application. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings. We received a copy of the final audit report for Verizon’s Category One applications largely confirming the preliminary audit findings and, on January 4, 2007, we filed an appeal. That appeal, as well as our Category Two applications, are pending.

FASB Interpretation No. 48

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. As a result of the implementation of FIN 48, we recorded adjustments to liabilities that resulted in a net $79 million increase in the liability for unrecognized tax benefits with an offsetting reduction to retained earnings as of January 1, 2007. The implementation of FIN 48 also resulted in adjustments to prior acquisitions accounted for under purchase accounting, resulting in a $635 million reduction in the liability for unrecognized tax benefits and corresponding reductions to goodwill and wireless licenses of $100 million and $535 million, respectively. The implementation impact included a reduction in Deferred income taxes of approximately $3 billion, offset with a similar increase in Other liabilities as of January 1, 2007. Due to the uncertainty regarding the timing of future cash outflows associated with our noncurrent FIN 48 liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $444 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at January 1, 2007, relating to the $2,958 million unrecognized tax benefits reflected above. We had approximately $520 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at June 30, 2007.

Verizon or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for years 2000 through 2003. While it is difficult to predict the final outcome or exact timing of the resolution of our ongoing income tax examinations, we do not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

FASB Staff Position FAS 13-2

FASB Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2), requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which the change occurs. We adopted FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting FSP 13-2 was a reduction to retained earnings of $55 million, after-tax. There was no impact on our condensed consolidated income statement.

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

Video

The FCC has a body of rules that apply to cable operators under Title VI of the Communications Act of 1934, and these rules also generally apply to telephone companies that provide cable services over their networks. In addition, companies that provide cable service over a cable system generally must obtain a local cable franchise. On March 5, 2007, the FCC released an order setting forth parameters consistent with Section 621 of the Communications Act of 1934 and other federal law, on the timing and scope of franchise negotiations by local franchising authorities. The FCC found that some prior practices in the local franchise approval process constituted an unreasonable refusal to award a competitive local franchise under the requirements of federal law. This order is the subject of a pending appeal.

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

The FCC also is conducting a rulemaking proceeding to address the regulation of services that use Internet protocol, including whether access charges should apply to voice or other Internet protocol services. The FCC also considered several petitions asking whether, and under what circumstances, services that employ Internet protocol are subject to access charges. The FCC previously has held that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges, while a service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service that is subject to access charges. Another petition asking the FCC to forbear from applying access charges to voice over Internet protocol services that are terminated on switched local exchange networks was withdrawn by the carrier that filed that petition. The FCC also declared the services offered by one provider of a voice over Internet protocol service to be jurisdictionally interstate. The FCC also stated that its conclusion would apply to other services with similar characteristics. On March 21, 2007, the Eighth Circuit Court of Appeals affirmed the FCC’s Order.

The FCC also has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. More than half of special access revenues are now removed from price regulation. The FCC currently has a rulemaking proceeding underway to update the public record concerning its pricing flexibility rules, and to determine whether any changes to those rules are warranted.

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. As an interim step, in June 2006, the FCC ordered that providers of VoIP services are subject to federal universal service obligations. The FCC also increased the percentage of revenues subject to federal universal service obligations that wireless providers may use as a safe harbor. The substance of these orders was upheld on appeal in June 2007, but the Court did remand some more minor implementation issues back to the FCC. Any further change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

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

Video

Companies that provide cable service over a cable system are typically subject to state and/or local cable television rules and regulations. As noted above, cable operators generally must obtain a local cable franchise from each local unit of government prior to providing cable service in that local area. Some states have recently enacted legislation that enables cable operators to apply for, and obtain, a single cable franchise at the state, rather than local, level. To date, Verizon has applied for and received state-issued franchises in California, Indiana, Florida, New Jersey, Texas and the unincorporated areas of Delaware. Virginia law provides us the option of entering a given franchise area using state standards if local franchise negotiations are unsuccessful.

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

Other Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2007.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon and a number of other telecommunications companies have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit and has moved to dismiss them.

In the Matter of Certain Baseband Processor Chips and Chipsets, Transmitter and Receiver (Radio) Chips, Power Control Chips, and Products Containing Same, Including Cellular Telephone Handsets, an action brought before the United States International Trade Commission (ITC), Broadcom Corporation alleges that certain chips and chipsets manufactured by respondent Qualcomm Corporation infringe three Broadcom patents. On June 7, 2007, the ITC issued a “limited exclusion order” that bars the import of infringing chips and chipsets manufactured by or on behalf of Qualcomm and certain wireless communication devices containing an infringing chip. Companies may continue to import handheld wireless communications devices that are the same models as handheld wireless communications devices that were being imported for sale to the general public on or before June 7, 2007 and wireless communications devices that do not contain a chip that is programmed to infringe. The order will go into effect in 60 days unless it is disapproved by the President of the United States. On July 19, 2007, Verizon Wireless and Broadcom entered into a license agreement that permits the continued importation and sale by Verizon Wireless of mobile devices that are the subject of the ITC proceeding. The agreement allows Verizon Wireless to sell new handsets and other wireless devices that were banned by the ITC’s June 7, 2007 exclusion order. Under the agreement, Verizon Wireless will make payments to Broadcom at a rate of $6.00 for each 1xEV-DO handset, PDA, data card, or other wireless device sold on or after July 19, 2007, subject to a maximum cash payment of $40 million per calendar quarter and a lifetime maximum cash payment of $200 million. The agreement provides Verizon a perpetual license to the six Broadcom patents currently being litigated between Broadcom and Qualcomm subject to making the maximum payment and other terms of the agreement. As a result of the agreement, Verizon Wireless has ceased its efforts to overturn the ITC’s order.

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

Item 1A. Risk Factors

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	3,580,000	$37.66	3,580,000	91,899,000
May	4,680,000	$41.13	4,680,000	87,219,000
June	4,620,000	$42.84	4,620,000	82,599,000

	12,880,000		12,880,000	82,599,000

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on May 3, 2007. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting and withholding authority to vote in the election of Directors (the “Total Vote”) was 2,518,207,370 or 86.60% of the common shares outstanding on March 5, 2007, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
James R. Barker	2,408,146,292	110,061,078
Richard L. Carrión	2,234,618,182	283,589,188
M. Frances Keeth	2,419,325,549	98,881,821
Robert W. Lane	2,347,757,657	170,449,713
Sandra O. Moose	2,410,951,566	107,255,804
Joseph Neubauer	2,236,277,507	281,929,863
Donald T. Nicolaisen	2,418,814,791	99,392,579
Thomas H. O’Brien	2,398,920,701	119,286,669
Clarence Otis, Jr.	2,346,022,959	172,184,411
Hugh B. Price	2,416,782,657	101,424,713
Ivan G. Seidenberg	2,385,538,927	132,668,443
Walter V. Shipley	2,295,292,383	222,914,987
John W. Snow	2,411,590,921	106,616,449
John R. Stafford	2,299,588,247	218,619,123
Robert D. Storey	2,401,910,944	116,296,426

(b)	The appointment of Ernst & Young LLP as independent registered public accounting firm for 2007 was ratified with 2,459,323,144 votes for, 27,157,051 votes against, and 31,727,175 abstentions.

(c)	A shareholder proposal regarding Eliminating Stock Options was defeated with 181,485,997 votes for, 1,843,487,684 votes against, 46,805,061 abstentions and 446,428,628 broker non-votes.

(d)	A shareholder proposal regarding Future Severance Agreements was defeated with 955,227,621 votes for, 1,076,925,249 votes against, 39,608,490 abstentions and 446,446,010 broker non-votes.

(e)	A shareholder proposal regarding Compensation Disclosure was defeated with 954,016,496 votes for, 1,078,374,246 votes against, 39,379,880 abstentions and 446,436,748 broker non-votes.

(f)	A shareholder proposal regarding Advisory Vote on Executive Compensation was ratified with 989,482,409 votes for, 982,247,806 votes against, 100,028,825 abstentions and 446,448,330 broker non-votes.

(g)	A shareholder proposal regarding Limiting Service on Outside Boards was defeated with 242,599,636 votes for, 1,783,680,694 votes against, 45,499,895 abstentions and 446,427,145 broker non-votes.

(h)	A shareholder proposal regarding Future Poison Pill was defeated with 379,500,004 votes for, 1,620,052,203 votes against, 72,199,854 abstentions and 446,455,309 broker non-votes.

(i)	A shareholder proposal regarding Report on Charitable Contributions was defeated with 256,268,722 votes for, 1,536,140,432 votes against, 279,370,271 abstentions and 446,427,945 broker non-votes.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: July 31, 2007	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF JULY 30, 2007.