Form 10-Q
period 2007-09-30
VERIZON COMMUNICATIONS INC
filed 2007-10-30
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

        (Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐  No  ☒

At September 30, 2007, 2,890,327,267 shares of the registrant’s Common Stock were outstanding, after deducting 77,325,171 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2007	2006	2007	2006

Operating Revenues	$23,772	$22,459	$69,629	$65,576

Operating Expenses
Cost of services and sales (exclusive of items shown below)	9,608	8,932	27,751	26,157
Selling, general and administrative expense	6,349	6,384	19,012	18,610
Depreciation and amortization expense	3,605	3,606	10,711	10,880
Total Operating Expenses	19,562	18,922	57,474	55,647

Operating Income	4,210	3,537	12,155	9,929
Equity in earnings of unconsolidated businesses	147	288	492	616
Other income and (expense), net	49	100	124	263
Interest expense	(450)	(572)	(1,390)	(1,798)
Minority interest	(1,298)	(1,088)	(3,720)	(2,940)
Income Before Provision For Income Taxes, Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	2,658	2,265	7,661	6,070
Provision for income taxes	(1,387)	(720)	(3,223)	(1,980)
Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	1,271	1,545	4,438	4,090

Income from discontinued operations, net of tax	–	377	142	1,117
Extraordinary item, net of tax	–	–	(131)	–
Cumulative effect of accounting change, net of tax	–	–	–	(42)
Net Income	$1,271	$1,922	$4,449	$5,165

Basic Earnings Per Common Share(1)
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$.44	$.53	$1.53	$1.41
Income from discontinued operations, net of tax	–	.13	.05	.38
Extraordinary item, net of tax	–	–	(.05)	–
Cumulative effect of accounting change, net of tax	–	–	–	(.01)
Net Income	$.44	$.66	$1.53	$1.77
Weighted-average shares outstanding (in millions)	2,896	2,907	2,902	2,911

Diluted Earnings Per Common Share(1)
Income before discontinued operations, extraordinary item and cumulative effect of accounting change	$.44	$.53	$1.53	$1.40
Income from discontinued operations, net of tax	–	.13	.05	.38
Extraordinary item, net of tax	–	–	(.05)	–
Cumulative effect of accounting change, net of tax	–	–	–	(.01)
Net Income	$.44	$.66	$1.53	$1.76
Weighted-average shares outstanding (in millions)	2,900	2,923	2,906	2,945

Dividends declared per common share	$.430	$.405	$1.240	$1.215

(1) Total of per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2007	At December 31, 2006

Assets
Current assets
Cash and cash equivalents	$715	$3,219
Short-term investments	1,194	2,434
Accounts receivable, net of allowances of $1,102 and $1,139	11,509	10,891
Inventories	1,786	1,514
Assets held for sale	–	2,592
Prepaid expenses and other	1,833	1,888

Total current assets	17,037	22,538

Plant, property and equipment	211,152	204,109
Less accumulated depreciation	126,823	121,753

	84,329	82,356

Investments in unconsolidated businesses	5,453	4,868
Wireless licenses	50,755	50,959
Goodwill	5,442	5,655
Other intangible assets, net	5,078	5,140
Other assets	17,525	17,288

Total assets	$185,619	$188,804

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$2,064	$7,715
Accounts payable and accrued liabilities	14,244	14,320
Liabilities related to assets held for sale	–	2,154
Other	7,850	8,091

Total current liabilities	24,158	32,280

Long-term debt	29,383	28,646
Employee benefit obligations	30,592	30,779
Deferred income taxes	14,118	16,270
Other liabilities	6,445	3,957

Minority interest	31,234	28,337

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,652,438 shares and 2,967,652,438 shares issued)	297	297
Contributed capital	40,289	40,124
Reinvested earnings	18,049	17,324
Accumulated other comprehensive loss	(6,216)	(7,530)
Common stock in treasury, at cost	(2,832)	(1,871)
Deferred compensation – employee stock ownership plans and other	102	191

Total shareowners’ investment	49,689	48,535

Total liabilities and shareowners’ investment	$185,619	$188,804

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2007	2006

Cash Flows from Operating Activities
Net Income	$4,449	$5,165
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization expense	10,711	10,880
Employee retirement benefits	1,290	1,466
Deferred income taxes	708	(522)
Provision for uncollectible accounts	741	814
Equity in earnings of unconsolidated businesses	(492)	(616)
Extraordinary item, net of tax	131	–
Cumulative effect of accounting change, net of tax	–	42
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,296)	(1,517)
Other, net	2,777	1,441

Net cash provided by operating activities – continuing operations	18,019	17,153
Net cash provided by (used in) operating activities – discontinued operations	(570)	1,113

Net cash provided by operating activities	17,449	18,266

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,792)	(12,278)
Acquisitions, net of cash acquired, and investments	(697)	1,053
Net change in short-term investments	1,267	1,506
Other, net	981	556

Net cash used in investing activities – continuing operations	(11,241)	(9,163)
Net cash provided by (used in) investing activities – discontinued operations	757	(159)

Net cash used in investing activities	(10,484)	(9,322)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,402	3,958
Repayments of long-term borrowings and capital lease obligations	(4,994)	(8,706)
Increase (decrease) in short-term obligations, excluding current maturities	(3,438)	1,831
Dividends paid	(3,529)	(3,537)
Proceeds from sale of common stock	794	115
Purchase of common stock for treasury	(1,734)	(1,348)
Other, net	30	4

Net cash used in financing activities – continuing operations	(9,469)	(7,683)
Net cash used in financing activities – discontinued operations	–	(176)

Net cash used in financing activities	(9,469)	(7,859)

Increase (decrease) in cash and cash equivalents	(2,504)	1,085
Cash and cash equivalents, beginning of period	3,219	760

Cash and cash equivalents, end of period	$715	$1,845

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

2. Discontinued Operations, Extraordinary Item and Sale of Businesses

Telecomunicaciones de Puerto Rico, Inc.

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) and received gross proceeds, for our 52% interest, of approximately $980 million. The sale resulted in a net pretax gain of $120 million ($70 million after-tax). Verizon contributed $100 million of the proceeds to the Verizon Foundation.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the results of operations of TELPRI as discontinued operations in the condensed consolidated statements of income for all periods presented through the date of the sale. The assets and liabilities of TELPRI are disclosed as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheet as of December 31, 2006. Additional details related to those assets and liabilities were as follows:

(dollars in millions)	At December 31, 2006
Current assets	$303
Plant, property and equipment, net	1,436
Other non-current assets	853
Total assets	$2,592

Current liabilities	$181
Long-term debt	575
Other non-current liabilities	1,398
Total liabilities	$2,154

Related to the assets and liabilities above was $241 million included as Accumulated Other Comprehensive Loss in the condensed consolidated balance sheet as of December 31, 2006.

Income from discontinued operations, net of tax, for TELPRI, Verizon Dominicana C. por A. (Verizon Dominicana) and our former U.S. print and Internet yellow pages directories business presented in the condensed consolidated statements of income was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Operating revenues	$–	$1,349	$306	$4,203

Income before provision for income taxes	$–	$585	$185	$1,775
Provision for income taxes	–	(208)	(43)	(658)
Income from discontinued operations, net of tax	$–	$377	$142	$1,117

Compañía Anónima Nacional Teléfonos de Venezuela (CANTV)

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU. Based upon our investment balance in CANTV, we recorded an extraordinary loss of $131 million, net of tax.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. These local exchange and business assets are included in Verizon’s continuing operations. The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. We anticipate that this transaction will close in January 2008.

During the three and nine months ended September 30, 2007, we recorded pretax charges of $46 million ($44 million after-tax) for costs incurred related to network, non-network software, and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the anticipated closing of the transaction, as well as professional advisory and legal fees in connection with this transaction.

Upon the closing of the transaction, Verizon shareowners will own approximately 60 percent of the new company and FairPoint shareowners will own approximately 40 percent. Verizon will not receive any shares in FairPoint as a result of the transaction. In connection with the merger, Verizon shareowners will receive one share of FairPoint stock for approximately every 55 shares of Verizon stock held as of the record date. Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon shareowners in lieu of fractional shares.

Based upon the number of shares (as adjusted) and price of FairPoint common stock on the date of the announcement of the merger, the estimated total value to be received by Verizon and its shareowners in exchange for these operations was approximately $2,715 million. This consists of (a) approximately $1,015 million of FairPoint common stock that will be received by Verizon shareowners in the merger, and (b) $1,700 million in value that will be received by Verizon through a combination of cash distributions to Verizon and debt securities issued to Verizon prior to the spin-off. Verizon may exchange these newly issued debt securities for certain debt that was previously issued by Verizon, which would have the effect of reducing Verizon’s then-outstanding debt. The actual total value to be received by Verizon and its shareowners will be determined based on the number of shares (as adjusted) and price of FairPoint common stock on the date of the closing of the merger.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $444 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at January 1, 2007, relating to the $2,958 million unrecognized tax benefits reflected above. We had approximately $555 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at September 30, 2007.

Verizon or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for years 2000 through 2003. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on numerous open tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

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

4. Merger and Acquisitions

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

The merger was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, and the aggregate transaction value was $6,890 million, consisting of $5,829 million of cash and common stock issued at closing, $973 million of consideration for the shares acquired from entities controlled by Carlos Slim Helú, net of the portion of the special dividend paid by MCI that was treated as a return of our investment and closing and other direct merger-related costs. The number of shares issued was based on the “Average Parent Stock Price,” as defined in the merger agreement. The condensed consolidated financial statements include the results of MCI’s operations from the date of the close of the merger.

We recorded certain severance and severance-related costs and contract termination costs in connection with the merger, pursuant to the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following table summarizes the activity related to these obligations during 2007:

(dollars in millions)	At December 31, 2006	Payments	At September 30, 2007

Severance costs and contract termination costs	$ 376	$ (313)	$ 63

The remaining severance and severance-related costs are expected to be paid during the fourth quarter of 2007, and the remaining contract termination costs are expected to be paid over the remaining contract periods through 2008.

Rural Cellular Corporation

On July 30, 2007, Verizon Wireless announced that it had entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash ($757 million) and the assumption of Rural Cellular’s net debt. The total transaction value is approximately $2.67 billion.

This acquisition will increase the number of Verizon Wireless’s customers by more than 700,000 in markets adjacent to its existing customer service areas. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. Rural Cellular’s shareholders approved the transaction on October 4, 2007. The acquisition, which is subject to regulatory approval, is expected to close in the first half of 2008.

Other

In July 2007, Verizon acquired a security-services firm for $435 million, primarily resulting in goodwill of $343 million and other intangible assets of $81 million. This acquisition was made to enhance our managed information security services to large business and government customers worldwide. This acquisition is being integrated into the Wireline segment.

5. Strategic Actions and Other Items

Merger Integration Costs

During the three and nine months ended September 30, 2007, we recorded pretax charges of $45 million ($28 million after-tax) and $86 million ($54 million after-tax), respectively, related to integration costs primarily associated with the MCI acquisition that were mainly comprised of systems integration activities.

During the three and nine months ended September 30, 2006, we recorded pretax charges of $25 million ($16 million after-tax) and $157 million ($99 million after-tax), respectively, related to integration costs associated with the MCI acquisition that were primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities.

International Taxes

Verizon’s share of Vodafone Omnitel N.V.’s (Vodafone Omnitel) distributable reserves is approximately $2.5 billion. Based on Vodafone Omnitel’s financial position and distributable reserves, during the third quarter of 2007, the shareowners of Vodafone Omnitel have begun considering scenarios for possible distributions over the next twelve months. As a result, we recorded $471 million for taxes that would be payable as a result of these possible distributions as they are no longer considered indefinitely reinvested.

Other Items

During the nine months ended September 30, 2007, Verizon contributed $100 million ($65 million after-tax) to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

Facility and Employee-Related Items

During the three and nine months ended September 30, 2006, we recorded pretax charges of $48 million ($31 million after-tax) and $138 million ($88 million after-tax), respectively, in connection with the relocation of employees and business operations to Verizon Center located in Basking Ridge, New Jersey.

During the third quarter of 2006, we recorded net pretax pension settlement losses of $29 million ($17 million after-tax), including a portion related to discontinued operations, for employees that received lump-sum distributions during 2006 primarily resulting from our separation plans. These charges were recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

During the second quarter of 2006, we recorded a pretax charge of $300 million ($186 million after-tax) for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were terminated during the third and fourth quarters of 2006.

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Wireline	Domestic Wireless	Total
Balance at December 31, 2006	$5,310	$345	$5,655
Acquisitions	343	–	343
Reclassifications and adjustments	(556)	–	(556)
Balance at September 30, 2007	$5,097	$345	$5,442

Reclassifications and adjustments to goodwill during the nine months ended September 30, 2007 reflect revised estimated tax bases of acquired assets and liabilities, as well as adjustments related to the adoption of FIN 48 (see Note 3).

Other Intangible Assets

The following table displays the details of other intangible assets:

	At September 30, 2007		At December 31, 2006
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer lists (3 to 8 years)	$1,303	$407	$1,278	$270
Non-network internal-use software (1 to 7 years)	7,835	3,826	7,777	3,826
Other (1 to 25 years)	213	40	204	23
Total	$9,351	$4,273	$9,259	$4,119
Indefinite-lived intangible assets:
Wireless licenses	$50,755		$50,959

The balance in wireless licenses reflects adjustments related to the adoption of FIN 48 (see Note 3), as well as acquisitions during 2007. Amortization expense was $332 million and $1,005 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, amortization expense was $326 million and $1,092 million, respectively. Amortization expense is estimated to be $1,355 million for the full year 2007, $1,276 million in 2008, $1,070 million in 2009, $839 million in 2010 and $672 million in 2011.

7. Debt

Issuance of Debt

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

Redemption of Debt

Previously, Verizon issued $1,750 million in principal amount at maturity of floating rate notes due August 15, 2007, which were called by Verizon on January 8, 2007. On January 8, 2007, we redeemed the remaining $1,580 million principal of the outstanding floating rate notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest through the date of redemption. The total payment on the date of redemption was approximately $1,593 million.

During the nine months ended September 30, 2007, the $125 million Verizon New England Inc. 7.65% notes, the $225 million Verizon South Inc. 6.125% notes and the $150 million Verizon Pennsylvania Inc. 7.375% notes matured and were repaid. In addition, during the first quarter of 2007, the $150 million GTE Southwest Inc. 6.23% notes and the $275 million Verizon California Inc. 7.65% notes matured and were repaid. We also redeemed the $500 million of GTE Corporation 7.90% debentures due February 1, 2027 and the $300 million Verizon South Inc. 7.0% debentures, Series F, due 2041 at various redemption prices plus accrued and unpaid interest to the redemption dates. We recorded pretax charges of $28 million ($18 million after-tax) in connection with the early extinguishments of this debt.

Other Debt Extinguishment Costs

We recorded pretax charges of $26 million ($16 million after-tax) during the first quarter of 2006 resulting from the extinguishment of debt assumed in connection with the completion of the MCI merger.

Guarantees

Verizon has guaranteed the debt obligations of GTE Corporation, but not of its subsidiary or affiliate companies, that were issued and outstanding prior to July 1, 2003. As of September 30, 2007, $2,450 million principal amount of these obligations remained outstanding.

Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of September 30, 2007, $70 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports. See Note 13 for information on guarantees of operating subsidiary debt listed on the New York Stock Exchange.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

8. Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2007	2006	2007	2006

Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change	$1,271	$1,545	$4,438	$4,090

After-tax minority interest expense related to exchangeable equity interest	–	4	–	20
After-tax interest expense related to zero-coupon convertible notes	–	–	–	11

Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change – after assumed conversion of dilutive securities	$1,271	$1,549	$4,438	$4,121

Weighted-average shares outstanding – basic	2,896	2,907	2,902	2,911

Effect of dilutive securities:
Stock options	4	1	4	1
Exchangeable equity interest	–	15	–	25
Zero-coupon convertible notes	–	–	–	8

Weighted-average shares outstanding – diluted	2,900	2,923	2,906	2,945

Earnings Per Common Share from Income Before Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting Change
Basic	$.44	$.53	$1.53	$1.41
Diluted	$.44	$.53	$1.53	$1.40

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 125 million weighted-average shares and 174 million weighted-average shares for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006 approximately 227 million and 233 million weighted-average shares, respectively, were not included in the computation of diluted earnings per common share.

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	15,593	$ 33.67
Grants	6,523	37.67
Payments	(602)	36.75
Cancellations/Forfeitures	(147)	34.59
Outstanding restricted stock units, September 30, 2007	21,367	34.80

Performance Share Units

The Plan also provides for grants of performance share units (PSUs) that vest at the end of the third year after the grant. The PSUs are classified as liability awards because the PSUs will be paid in cash upon vesting.

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	28,423	$ 34.22
Grants	10,022	37.68
Payments	(5,759)	36.75
Cancellations/Forfeitures	(850)	36.24
Outstanding performance share units, September 30, 2007	31,836	34.79

As of September 30, 2007, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $545 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the “Wireless Plan”) provides compensation opportunities to eligible employees and other participating affiliates of the Cellco Partnership, d.b.a. Verizon Wireless (the “Partnership”). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) are granted to eligible employees. With the adoption of SFAS 123(R), the Partnership began estimating the fair value of VARs granted using a Black-Scholes option valuation model. As of September 30, 2007, substantially all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	94,467	$ 16.99
Exercises	(25,996)	14.35
Cancellations/Forfeitures	(3,080)	24.76

Outstanding value appreciation rights, September 30, 2007	65,391	17.68

Stock-Based Compensation Expense

After-tax compensation expense for stock-based compensation described above included in net income as reported for the three and nine months ended September 30, 2007 was $211 million and $631 million, respectively. After-tax compensation expense for stock-based compensation described above included in net income as reported for the three and nine months ended September 30, 2006 was $181 million and $420 million, respectively.

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

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Options outstanding, beginning of year	229,364	$ 46.48
Exercises	(22,415)	37.37
Cancellations	(15,254)	47.72
Options outstanding, September 30, 2007	191,695	47.45
Options exercisable, September 30, 2007	191,669	47.45

The weighted-average remaining contractual term was three years for stock options outstanding and exercisable as of September 30, 2007. The total intrinsic value was approximately $303 million for stock options outstanding and exercisable as of September 30, 2007. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2007 was $34 million and $99 million, respectively. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was not material.

For the three and nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was approximately $243 million and $795 million, respectively, and the related tax benefits were not material. For the three and nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was approximately $46 million and $53 million, respectively, and the related tax benefits were not material.

For the three and nine months ended September 30, 2007 and 2006, after-tax compensation expense for stock options was not material.

10. Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the Company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit costs (income) related to our pension and postretirement health care and life insurance plans:

(dollars in millions)
		Pension	Health Care and Life

Three Months Ended September 30,	2007	2006	2007	2006
Service cost	$111	$115	$88	$89
Interest cost	494	499	397	375
Expected return on plan assets	(794)	(794)	(79)	(82)
Amortization of prior service cost	11	11	98	90
Actuarial loss, net	24	44	78	73

Net periodic benefit (income) cost	$(154)	$(125)	$582	$545

Settlement loss	–	34	–	–

Total (income) cost	$(154)	$(91)	$582	$545

(dollars in millions)
		Pension	Health Care and Life

Nine Months Ended September 30,	2007	2006	2007	2006
Service cost	$333	$467	$265	$267
Interest cost	1,481	1,497	1,193	1,124
Expected return on plan assets	(2,382)	(2,380)	(237)	(246)
Amortization of prior service cost	33	33	294	269
Actuarial loss, net	73	134	237	218

Net periodic benefit (income) cost	$(462)	$(249)	$1,752	$1,632

Termination benefits	–	38	–	11
Settlement loss	–	34	–	–

Total (income) cost	$(462)	$(177)	$1,752	$1,643

Employer Contributions

During the three months ended September 30, 2007, we contributed $12 million to our qualified pension plans, $22 million to our nonqualified pension plans and $245 million to our other postretirement benefit plans. During the nine months ended September 30, 2007, we contributed $510 million to our qualified pension plans, $104 million to our nonqualified pension plans and $734 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2007 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2006 continue to be accurate. Our estimate of the amount and timing of required qualified pension trust contributions for 2007 is based on current regulations, including continued pension funding relief.

Severance Benefits

During the three and nine months ended September 30, 2007, we paid severance benefits of $77 million and $246 million, respectively, excluding amounts related to the MCI acquisition (see Note 4). At September 30, 2007, we had a remaining severance liability of $404 million, which includes future contractual payments to employees separated as of September 30, 2007.

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

Changes in the components of Other Comprehensive Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Net Income	$1,271	$1,922	$4,449	$5,165

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	205	(36)	702	210
Unrealized derivative gains (losses) on cash flow hedges	(5)	–	–	13
Unrealized gains (losses) on marketable securities	(1)	17	(5)	31
Minimum pension liability adjustment	–	–	–	13
Defined benefit pension and postretirement plans	117	–	376	–
Disposition of TELPRI and other	–	–	241	–

	316	(19)	1,314	267

Total Comprehensive Income	$1,587	$1,903	$5,763	$5,432

Foreign currency translation adjustments in 2007 were primarily the result of unrealized foreign currency translation gains related to our investment in Vodafone Omnitel, as well as the disposition of our interest in CANTV during the second quarter of 2007. The unrealized foreign currency translation gain during the nine months ended September 30, 2006 was primarily driven by the appreciation in the functional currency on our investment in Vodafone Omnitel.

The components of Accumulated Other Comprehensive Loss were as follows:

(dollars in millions)	At September 30, 2007	At December 31, 2006
Foreign currency translation adjustments	$1,031	$329
Net unrealized losses on hedging	(11)	(11)
Unrealized gains on marketable securities	59	64
Defined benefit pension and postretirement plans	(7,295)	(7,671)
Other	–	(241)

Accumulated Other Comprehensive Loss	$(6,216)	$(7,530)

Net Investment Hedge

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and partially offset the impact of foreign currency changes on the value of our net investment. As of September 30, 2007, Accumulated Other Comprehensive Loss includes unrecognized losses of approximately $29 million ($19 million after-tax) related to these hedge contracts, which along with the unrealized foreign currency translation balance on the investment hedged, remain in Accumulated Other Comprehensive Loss until the investment is sold.

12. Segment Information

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless. We measure and evaluate our reportable segments based on segment income. Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, primarily Vodafone Omnitel, lease financing, and other expenses that are not allocated in assessing segment performance. Corporate, eliminations and other also includes transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings.

Our segments and their principal activities consist of the following:

Segment	Description
Wireline

Wireline provides communications services including voice, broadband video and data, next generation Internet Protocol network services, network access, long distance and other services to consumers, carriers, business and government customers both domestically and globally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice and data products and other value added services and equipment sales across the United States.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
External Operating Revenues
Wireline	$12,364	$12,434	$36,829	$37,169
Domestic Wireless	11,262	9,835	32,363	27,858
Total segments	23,626	22,269	69,192	65,027
Reconciling items	146	190	437	549
Total consolidated – reported	$23,772	$22,459	$69,629	$65,576

Intersegment Revenues
Wireline	$310	$347	$947	$840
Domestic Wireless	27	34	76	86
Total segments	337	381	1,023	926
Reconciling items	(337)	(381)	(1,023)	(926)
Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireline	$12,674	$12,781	$37,776	$38,009
Domestic Wireless	11,289	9,869	32,439	27,944
Total segments	23,963	22,650	70,215	65,953
Reconciling items	(191)	(191)	(586)	(377)
Total consolidated – reported	$23,772	$22,459	$69,629	$65,576

Operating Income
Wireline	$1,186	$1,119	$3,454	$3,417
Domestic Wireless	3,054	2,587	8,792	7,076
Total segments	4,240	3,706	12,246	10,493
Reconciling items	(30)	(169)	(91)	(564)
Total consolidated – reported	$4,210	$3,537	$12,155	$9,929

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Net Income
Wireline	$310	$390	$1,051	$1,192
Domestic Wireless	978	804	2,804	2,164
Total segment income	1,288	1,194	3,855	3,356
Reconciling items	(17)	728	594	1,809
Total consolidated – reported	$1,271	$1,922	$4,449	$5,165

	At September 30, 2007	At December 31, 2006

Assets
Wireline	$90,526	$92,274
Domestic Wireless	83,499	81,989

Total segments	174,025	174,263
Reconciling items	11,594	14,541

Total consolidated - reported	$185,619	$188,804

Major reconciling items between the segments and the consolidated results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Operating Revenues
Corporate, eliminations and other	$(191)	$(191)	$(586)	$(377)
	$(191)	$(191)	$(586)	$(377)

Operating Income
Severance, pension and benefit charges (see Note 5)	$–	$(34)	$–	$(334)
Verizon Center relocation, net (see Note 5)	–	(48)	–	(138)
Merger integration costs (see Note 5)	(45)	(25)	(86)	(157)
Access line spin-off related charges (see Note 2)	(46)	–	(46)	–
Verizon Foundation contribution (see Note 5)	–	–	(100)	–
Corporate and other	61	(62)	141	65
	$(30)	$(169)	$(91)	$(564)

Net Income
Debt extinguishment costs (see Note 7)	$–	$–	$–	$(16)
Severance, pension and benefit charges (see Note 5)	–	(20)	–	(206)
Verizon Center relocation, net (see Note 5)	–	(31)	–	(88)
Merger integration costs (see Note 5)	(28)	(16)	(54)	(99)
Access line spin-off related charges (see Note 2)	(44)	–	(44)	–
Cumulative effect of accounting change (see Note 9)	–	–	–	(42)
International taxes (see Note 5)	(471)	–	(471)	–
Verizon Foundation contribution (see Note 5)	–	–	(65)	–
Income from discontinued operations, net of tax (see Note 2)	–	377	142	1,117
Extraordinary item, net of tax (see Note 2)	–	–	(131)	–
Corporate and other	526	418	1,217	1,143
	$(17)	$728	$594	$1,809

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

Condensed Consolidating Statements of Income

    Three Months Ended September 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$–	$968	$22,828	$(24)	$23,772
Operating expenses	39	884	18,663	(24)	19,562

Operating income (loss)	(39)	84	4,165	–	4,210
Other income and (expense), net	1,605	7	(1,476)	(1,238)	(1,102)
Interest expense	(246)	(41)	(160)	(3)	(450)

Income before provision for income taxes	1,320	50	2,529	(1,241)	2,658
Provision for income taxes	(49)	(21)	(1,317)	–	(1,387)

Net income	$1,271	$29	$1,212	$(1,241)	$1,271

Condensed Consolidating Statements of Income

    Three Months Ended September 30, 2006

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$–	$957	$21,669	$(167)	$22,459
Operating expenses	39	960	18,090	(167)	18,922

Operating income (loss)	(39)	(3)	3,579	–	3,537
Other income and (expense), net	2,227	8	(1,094)	(1,841)	(700)
Interest expense	(331)	(43)	(203)	5	(572)

Income (loss) before benefit (provision) for income taxes, and discontinued operations	1,857	(38)	2,282	(1,836)	2,265
Benefit (provision) for income taxes	65	19	(804)	–	(720)

Income (loss) before discontinued operations	1,922	(19)	1,478	(1,836)	1,545
Income from discontinued operations, net of tax	–	–	377	–	377

Net income (loss)	$1,922	$(19)	$1,855	$(1,836)	$1,922

Condensed Consolidating Statements of Income

    Nine Months Ended September 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$–	$2,857	$67,313	$(541)	$69,629
Operating expenses	129	2,618	55,268	(541)	57,474

Operating income (loss)	(129)	239	12,045	–	12,155
Other income and (expense), net	5,445	19	(4,346)	(4,222)	(3,104)
Interest expense	(780)	(130)	(498)	18	(1,390)

Income (loss) before benefit (provision) for income taxes, discontinued operations and extraordinary item	4,536	128	7,201	(4,204)	7,661
Benefit (provision) for income taxes	(87)	(46)	(3,090)	–	(3,223)

Income before discontinued operations and extraordinary item	4,449	82	4,111	(4,204)	4,438
Income from discontinued operations, net of tax	–	–	142	–	142
Extraordinary item, net of tax	–	–	(131)	–	(131)

Net income	$4,449	$82	$4,122	$(4,204)	$4,449

Condensed Consolidating Statements of Income Nine Months Ended September 30, 2006
(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Operating revenues	$–	$2,908	$63,149	$(481)	$65,576
Operating expenses	131	2,766	53,231	(481)	55,647

Operating income (loss)	(131)	142	9,918	–	9,929
Other income and (expense), net	6,091	19	(3,184)	(4,987)	(2,061)
Interest expense	(883)	(134)	(799)	18	(1,798)

Income before benefit (provision) for income taxes, discontinued operations and cumulative effect of accounting change	5,077	27	5,935	(4,969)	6,070
Benefit (provision) for income taxes	88	(1)	(2,067)	–	(1,980)

Income before discontinued operations and cumulative effect of accounting change	5,165	26	3,868	(4,969)	4,090
Income from discontinued operations, net of tax	–	–	1,117	–	1,117
Cumulative effect of accounting change, net of tax	–	–	(42)	–	(42)

Net income	$5,165	$26	$4,943	$(4,969)	$5,165

Condensed Consolidating Balance Sheets

    At September 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Cash and cash equivalents	$–	$–	$715	$–	$715
Short-term investments	–	70	1,124	–	1,194
Accounts receivable, net	64	689	11,372	(616)	11,509
Other current assets	23,563	150	3,445	(23,539)	3,619

Total current assets	23,627	909	16,656	(24,155)	17,037
Plant, property and equipment, net	1	6,107	78,221	–	84,329
Investments in unconsolidated businesses	50,991	116	2,620	(48,274)	5,453
Other assets	4,998	298	73,859	(355)	78,800

Total assets	$79,617	$7,430	$171,356	$(72,784)	$185,619

Debt maturing within one year	$1,294	$2	$24,298	$(23,530)	$2,064
Other current liabilities	2,515	975	19,229	(625)	22,094

Total current liabilities	3,809	977	43,527	(24,155)	24,158
Long-term debt	13,687	2,701	13,350	(355)	29,383
Employee benefit obligations	12,037	1,789	16,766	–	30,592
Deferred income taxes	165	385	13,568	–	14,118
Other liabilities	230	163	6,052	–	6,445
Minority interest	–	–	31,234	–	31,234
Total shareowners’ investment	49,689	1,415	46,859	(48,274)	49,689

Total liabilities and shareowners’ investment	$79,617	$7,430	$171,356	$(72,784)	$185,619

Condensed Consolidating Balance Sheets At December 31, 2006
(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total
Cash and cash equivalents	$–	$–	$3,219	$–	$3,219
Short-term investments	–	215	2,219	–	2,434
Accounts receivable, net	4	705	11,037	(855)	10,891
Other current assets	32,680	134	5,858	(32,678)	5,994

Total current assets	32,684	1,054	22,333	(33,533)	22,538
Plant, property and equipment, net	1	6,165	76,190	–	82,356
Investments in unconsolidated businesses	44,048	116	7,850	(47,146)	4,868
Other assets	5,045	288	73,939	(230)	79,042

Total assets	$81,778	$7,623	$180,312	$(80,909)	$188,804

Debt maturing within one year	$6,735	$333	$33,527	$(32,880)	$7,715
Other current liabilities	2,354	1,060	21,804	(653)	24,565

Total current liabilities	9,089	1,393	55,331	(33,533)	32,280
Long-term debt	11,392	2,574	14,910	(230)	28,646
Employee benefit obligations	12,419	1,625	16,735	–	30,779
Deferred income taxes	337	532	15,401	–	16,270
Other liabilities	6	110	3,841	–	3,957
Minority interest	–	–	28,337	–	28,337
Total shareowners’ investment	48,535	1,389	45,757	(47,146)	48,535

Total liabilities and shareowners’ investment	$81,778	$7,623	$180,312	$(80,909)	$188,804

Condensed Consolidating Statements of Cash Flows

  Nine Months Ended September 30, 2007

(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total

Net cash from operating activities	$2,979	$708	$16,147	$(2,385)	$17,449
Net cash from investing activities	–	(447)	(9,826)	(211)	(10,484)
Net cash from financing activities	(2,979)	(261)	(8,825)	2,596	(9,469)

Net decrease in cash	$–	$–	$(2,504)	$–	$(2,504)

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006
(dollars in millions)	Parent	Verizon New England	Other	Adjustments	Total

Net cash from operating activities	$2,733	$965	$16,927	$(2,359)	$18,266
Net cash from investing activities	(779)	(526)	(7,606)	(411)	(9,322)
Net cash from financing activities	(1,954)	(439)	(8,236)	2,770	(7,859)

Net increase in cash	$–	$–	$1,085	$–	$1,085

14. Other Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

15. Commitments and Contingencies

Several state and federal regulatory proceedings may require our telephone operations to pay penalties or to refund to customers a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal actions, including environmental matters, that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the Hicksville matter described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Under the terms of an investment agreement Vodafone had the right to require the purchase of up to $10 billion worth of its interest in Verizon Wireless, during a 61-day period that opened on June 10 and closed on August 9 in 2007. Vodafone did not exercise its right during this period and no longer has any right to require the purchase of any of its interest in Verizon Wireless.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is one of the world’s leading providers of communications services. Verizon’s wireline business provides communications services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Verizon has a highly diverse workforce of approximately 237,900 employees, stressing diversity and commitment to the communities in which it operates.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following strategic imperatives:

•

Revenue Growth – Our emphasis is on revenue growth, devoting more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including fiber optics to the premises, Verizon’s high-capacity fiber network (FiOS Internet and TV services), digital subscriber lines (DSL) and other data services, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market. During the third quarter of 2007, we reported consolidated revenue growth of 5.8% compared to last year, primarily driven by 14.4% higher revenue at Domestic Wireless, where there were approximately 1.6 million total net wireless customer additions, reflecting approximately 1.8 million wireless retail net customer additions, partially offset by a decline in reseller subscribers. Wireline remained stable as revenue growth in enterprise business (large business and government customers) and broadband offset declines in the consumer voice business.

•

Market Share Gains – We are focused on aggressively gaining market share. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. We added 285,000 wireline broadband connections during the third quarter of 2007. We also have a goal of being among the top 10 video providers in the U.S. by year-end through the continued deployment of FiOS. At Wireline, as of September 30, 2007, we passed 8.5 million premises with our high-capacity fiber network, and we had obtained over 862 video franchises covering 11.2 million households with TV service available for sale to 4.7 million premises. We had 717,000 FiOS TV customers, adding approximately 202,000 net new FiOS TV customers in the third quarter and approached approximately 1.6 million total video customers, including satellite. Also during the third quarter, revenues from enterprise customers grew 2.4% compared with last year, primarily driven by a 28.6% increase in revenues from sales of strategic services (Private IP, IP, Virtual Private Network or VPN, Web Hosting and Voice over IP or VoIP). At Verizon Wireless, we continue to add retail net customers, grow revenue and profitability while maintaining a low churn (customer turnover) rate.

•

Profitability Improvement – Our goal is to increase operating income and margins. In the third quarter of 2007, operating income rose 19.0% compared with last year’s third quarter while income before provision for income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change rose to 17.4% over the same period. Our operating income margin rose to 17.7% in the third quarter of 2007, compared with 15.7% in the same period of 2006. Supporting these improvements, our capital spending continues to be directed toward growth markets, positioning the Company for sustainable, long-term profitability. High-speed wireless data (Evolution-Data Optimized or EV-DO) services, deployment of fiber optics to the premises, as well as expanded services to enterprise customers are examples of areas of capital spending in support of these growth markets. During the nine months ended September 30, 2007, capital expenditures were $12,792 million compared with capital expenditures of $12,278 million in the similar period in 2006, excluding discontinued operations. Verizon management continues to expect 2007 capital expenditures to be in the range of $17.5 billion to $17.9 billion. In addition to capital expenditures, Verizon Wireless expects, from time-to-time, to acquire additional wireless spectrum through participation in the Federal Communications Commission’s (FCC) wireless spectrum auctions and in the secondary market, as spectrum capacity is needed to support expanding data applications and a growing customer base. Verizon Wireless also expects, from time-to-time, to acquire operating markets and spectrum in geographic areas where it does not currently operate.

•

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidations, call center routing improvements, the formation of Verizon Services Organization, and centralizing information technology and marketing efforts, has been to change the Company’s cost structure as well as maintain and improve operating income margins. With our deployment of the FiOS network, we expect to realize savings in annual, ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation automation improvements occur, costs per home connected are expected to decline. Since the merger with MCI, we have gained operational benefits from sales force and product and systems integration initiatives. Workforce levels in the third quarter of 2007 increased to 237,900 from 234,600 compared to the similar period in 2006, primarily from an increase in headcount at Wireless, partially offset by a headcount decrease at Wireline due to continued productivity improvements and merger synergy savings.

•

Customer Experience – Our goal is to provide the best customer experience possible and to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. During the first nine months of the year, our company received citations for superior products and customer service, and we continued initiatives to enhance the value of our products and services. We are developing and marketing innovative product bundles to include local wireline, long-distance, wireless and broadband services for consumer and general business retail customers. These efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow revenues. Also at Wireline, we continued to roll out next-generation global IP networks to meet the ongoing global enterprise market shift to IP-based products and services. Deployment of new strategic service offerings — including expansion of our VoIP and international Ethernet capabilities, introduction of cutting edge video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio — will allow us to continue to gain share in the enterprise market. At Verizon Wireless, we continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for our business and provide new and innovative products and services such as BroadbandAccess, our EV-DO service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

•	Performance-Based Culture – We embrace a culture of corporate-wide accountability, based on individual and team objectives that are performance-based and tied to these imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ and shareowners’ long-term interests. We also employ a highly diverse workforce, since respect for diversity is an integral part of the Verizon culture and a critical element of our competitive success.

We create value for our shareowners by investing the cash flows generated by the business in opportunities and transactions that support these strategic imperatives thereby increasing customer satisfaction and usage of our products and services. In addition, we use our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Verizon’s total debt decreased by $4,914 million to $31,447 million as of September 30, 2007 from December 31, 2006. Reflecting continued strong cash flows and confidence in Verizon’s business model, Verizon’s Board of Directors increased the Company’s quarterly dividend 6.2% during the third quarter of 2007. Verizon’s ratio of debt to debt combined with shareowners’ equity was 38.8% as of September 30, 2007 compared with 42.8% as of December 31, 2006. During the first nine months of 2007, we repurchased $1,734 million of our common stock as part of our previously announced program. We increased our target to approximately $2,500 million in repurchases of our common stock in 2007. Verizon’s balance of cash and cash equivalents at September 30, 2007 of $715 million decreased by $2,504 million from $3,219 million at December 31, 2006.

In January 2007, Verizon announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange access lines and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. Based upon the number of shares (as adjusted) and price of FairPoint common stock on the date of the announcement of the merger, the estimated total value to be received by Verizon and its shareowners in exchange for these operations was approximately $2,715 million. The proposal relating to the merger was approved by the FairPoint shareowners in August 2007. If other applicable conditions are satisfied, we anticipate that this transaction will close in January 2008. The actual total value to be received by Verizon and its shareholders will be determined based on the number of shares (as adjusted) and price of FairPoint common stock on the date of the closing of the merger.

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

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Wireline
Verizon Telecom	$8,035	$8,267	(2.8)	$24,059	$24,841	(3.1)
Verizon Business	5,342	5,229	2.2	15,863	15,332	3.5
Intrasegment eliminations	(703)	(715)	(1.7)	(2,146)	(2,164)	(0.8)

	12,674	12,781	(0.8)	37,776	38,009	(0.6)
Domestic Wireless	11,289	9,869	14.4	32,439	27,944	16.1
Corporate & Other	(191)	(191)	–	(586)	(377)	55.4

Consolidated Revenues	$23,772	$22,459	5.8	$69,629	$65,576	6.2

Consolidated revenues in the third quarter of 2007 increased by $1,313 million, or 5.8%, and $4,053 million, or 6.2%, for the nine months ended September 30, 2007 compared to the similar periods in 2006. This increase was primarily the result of continued strong growth at Domestic Wireless.

Wireline’s revenues during the third quarter of 2007 decreased $107 million, or 0.8%, and $233 million, or 0.6%, for the nine months ended September 30, 2007 compared to the similar periods in 2006, primarily driven by lower demand and usage of our basic local exchange and accompanying services, partially offset by continued growth from broadband and enterprise business. We added 285,000 new broadband connections, including 229,000 for FiOS, in the third quarter of 2007, for a total of 7,971,000 lines at September 30, 2007, representing a 21.3% increase from September 30, 2006. In addition, we added approximately 202,000 FiOS TV customers in the third quarter of 2007, for a total of 717,000 at September 30, 2007. These increases were offset by a decline in voice revenues at Verizon Telecom due to subscriber losses resulting from technology substitution, including wireless and VoIP. Revenues at Verizon Business increased during the three and nine months ended September 30, 2007, compared to the similar periods in 2006 primarily due to higher demand for strategic products.

Domestic Wireless’s revenues during the third quarter of 2007 increased by $1,420 million, or 14.4%, and $4,495 million, or 16.1%, for the nine months ended September 30, 2007 compared to the similar periods in 2006 due to increases in service revenues, including data revenues as well as equipment and other revenues. Equipment and other revenue increased principally as a result of increases in the number of existing customers upgrading their wireless devices. Total data revenues increased by $759 million, or 63%, in the third quarter of 2007 and $2,184 million, or 70%, for the nine months ended September 30, 2007 compared to the similar periods last year. Domestic Wireless total customers at September 30, 2007 were approximately 63.7 million, an increase of 12.3% over last year. Domestic Wireless’s retail customer base as of September 30, 2007 was approximately 61.8 million, a 13.3% increase from September 30, 2006, and comprised approximately 97% of its total customer base. Average service revenue per customer (ARPU) increased by 2.2% to $51.70 in the third quarter of 2007 compared to 2006, primarily attributable to increases in data revenue per customer driven by increased use of our messaging and other data services. ARPU increased by 2.6% to $50.95 for the nine months ended September 30, 2007 compared to the similar period in 2006. Retail ARPU increased by 1.9% to $52.17 for the third quarter of 2007 and 2.5% to $51.59 for the nine months ended September 30, 2007 compared to the similar periods in 2006. Increases in wireless devices sold, partially offset by a decline in revenue per unit sold, drove increases in equipment and other revenue during the third quarter of 2007 and the nine months ended September 30, 2007 compared to the similar periods in 2006.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Cost of services and sales	$9,608	$8,932	7.6	$27,751	$26,157	6.1
Selling, general and administrative expense	6,349	6,384	(0.5)	19,012	18,610	2.2
Depreciation and amortization expense	3,605	3,606	nm	10,711	10,880	(1.6)

Consolidated Operating Expenses	$19,562	$18,922	3.4	$57,474	$55,647	3.3

nm – Not meaningful

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

Consolidated cost of services and sales in the third quarter 2007 increased $676 million, or 7.6%, and $1,594 million, or 6.1%, for the nine months ended September 30, 2007 compared to the similar periods in 2006, primarily as a result of higher wireless network costs and wireless equipment costs, as well as higher costs associated with Wireline’s growth businesses, partially offset by the impact of productivity improvement initiatives and, during the nine months ended September 30, 2007, decreases in net pension and other postretirement benefit costs.

The higher wireless network costs were caused by increased network usage relating to both voice and data services in the third quarter of 2007 and the nine months ended September 30, 2007, compared to the similar periods in 2006, partially offset by decreased local interconnection, long distance and roaming rates. Cost of wireless equipment sales increased in the third quarter of 2007 and the nine months ended September 30, 2007 compared to the similar periods in 2006 primarily as a result of an increase in wireless devices sold due to an increase in equipment upgrades.

Costs in this period were also impacted by decreased net pension and other postretirement benefit costs. As of December 31, 2006, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2007 assumptions, combined with the impact of the management pension freeze, effective June 30, 2006, resulted in net pension and other postretirement benefit expense of $967 million and $1,062 million for the nine months ended September 30, 2007 and 2006, respectively.

Special and non-recurring items in the three and nine months ended September 30, 2007 included pre-tax charges of $12 million and $16 million, respectively, in connection with Wireline integration activities.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

Consolidated selling, general and administrative expense in the third quarter 2007 decreased $35 million, or 0.5%, and increased $402 million, or 2.2%, for the nine months ended September 30, 2007 compared to the similar periods in 2006. The increase during the nine months ended September 30, 2007 was primarily attributable to higher salary and benefits expenses, due to an increase in the number of employees at Domestic Wireless. Also contributing to the increase were higher sales commission expense at Wireless and higher advertising costs at Wireline. Partially offsetting the increases were lower bad debt expenses and cost reduction initiatives.

During the three and nine months ended September 30, 2007 selling, general and administrative expense included special and non-recurring pretax charges of $33 million and $70 million, respectively, for merger integration costs, primarily comprised of Wireline systems integration activities. Special and non-recurring items for the three and nine months ended September 30, 2007 also included a pretax charge of $46 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont. In addition, during the nine months ended September 30, 2007, we contributed $100 million to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

During the three and nine months ended September 30, 2006 selling, general and administrative expense included special and non-recurring charges of $34 million and $334 million, respectively, associated with employee severance and severance-related activities in connection with the involuntary separation of approximately 3,200 employees. Special and non-recurring charges also included $19 million and $151 million in the third quarter of 2006 and nine months ended September 30, 2006 respectively, of merger integration costs, primarily for advertising and other costs related to re-branding initiatives and systems integration activities. The third quarter of 2006 and nine months ended September 30, 2006 also included $48 million and $138 million, respectively, of special and non-recurring charges for Verizon Center relocation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was unchanged in the third quarter of 2007 and decreased by $169 million, or 1.6%, for the nine months ended September 30, 2007 compared to the similar periods last year. The decrease during the nine months ended September 30, 2007 was primarily due to lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes at Wireline and fully amortized customer lists at Domestic Wireless, partially offset by growth in depreciable telephone plant as a result of increased capital expenditures.

Other Consolidated Results

Other Income and (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Interest income	$35	$40	(12.5)	$120	$142	(15.5)
Foreign exchange gains, net	5	3	66.7	4	6	(33.3)
Other, net	9	57	(84.2)	–	115	nm

Total	$49	$100	(51.0)	$124	$263	(52.9)

nm – Not meaningful

Other Income and (Expense), Net for the three and nine months ended September 30, 2007 decreased $51 million and $139 million, respectively, compared to the similar periods last year. The decline was attributable to decreased interest income as a result of lower average cash balances, as well as a gain on the sale of a Wireline investment in the prior year.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Interest expense	$450	$572	(21.3)	$1,390	$1,798	(22.7)
Capitalized interest costs	105	125	(16.0)	332	350	(5.1)
Total interest costs on debt balances	$555	$697	(20.4)	$1,722	$2,148	(19.8)

Average debt outstanding	$31,720	$41,979		$33,485	$42,441
Effective interest rate	7.0%	6.6%		6.9%	6.8%

Total interest expense decreased $122 million and $408 million, respectively, during the three and nine months ended September 30, 2007 compared to the similar periods in 2006, primarily due to a decrease in debt levels, partially offset by slightly higher interest rates during the third quarter of 2007 compared to last year. Debt levels decreased primarily as a result of the approximately $7.1 billion reduction from the spin-off of Idearc Inc., as well as from debt redemptions and retirements funded by proceeds from the Idearc Inc. spin-off and the divestiture of our Caribbean and Latin American investments.

Minority Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Minority interest	$1,298	$1,088	19.3	$3,720	$2,940	26.5

The increase in minority interest expense during the three and nine months ended September 30, 2007 compared to the similar periods in 2006 was primarily due to the higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Provision for income taxes	$1,387	$720	92.6	$3,223	$1,980	62.8
Effective income tax rate	52.2%	31.8%		42.1%	32.6%

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before the provision for income taxes. The effective tax rates for the third quarter of 2007 and for nine months ended September 30, 2007 compared to the similar periods of 2006, were higher primarily due to taxes that would be payable as a result of possible distributions from Vodafone Omnitel N.V. (Vodafone Omnitel) over the next twelve months. The 2007 rates were also increased due to higher state taxes in 2007 as compared to 2006, as well as greater benefits from foreign operations in 2006 compared to 2007. The increases in the 2007 rates compared to 2006 were partially offset by benefits recorded in 2007 from additional utilization of foreign tax credits and the reversal of valuation allowance relating to foreign tax credits.

Discontinued Operations

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) and received gross proceeds, for our 52% interest, of approximately $980 million. Additionally, $100 million of the proceeds were contributed to the Verizon Foundation. The sale resulted in a net pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). Accordingly, discontinued operations in the condensed consolidated statements of income for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 includes the results of operations of TELPRI through the completion of the sale. Additionally, the nine months ended September 30, 2007 include the gain on the sale of TELPRI.

Discontinued operations for the three and nine months ended September 30, 2006 also includes our former U.S. print and Internet yellow pages directories business and Verizon Dominicana C. por A. (Verizon Dominicana) in the condensed consolidated statements of income, both of which were disposed of during the fourth quarter of 2006.

Extraordinary Item

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including Compañía Anónima Nacional Teléfonos de Venezuela (CANTV). On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU. Based upon our investment balance in CANTV, we recorded an extraordinary loss of $131 million, net of tax, or $.05 per diluted share.

Cumulative Effect of Accounting Change

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified prospective method. The impact to Verizon primarily resulted from Verizon Wireless, for which we recorded a $42 million, or $.01 per diluted share, cumulative effect of accounting change, net of taxes and after minority interest, to recognize the effect of initially measuring the outstanding liability for awards granted to Domestic Wireless employees at fair value utilizing a Black-Scholes model.

Segment Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless. You can find additional information about our segments in Note 12 to the condensed consolidated financial statements.

We measure and evaluate our reportable segments based on segment income. Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our wholly-owned insurance and leasing subsidiaries, the results of investments in unconsolidated businesses, primarily Vodafone Omnitel, and other adjustments that are not allocated in assessing segment performance. These adjustments also include transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of unit performance.

Wireline

The Wireline segment consists of the operations of Verizon Telecom, a provider of communications services, including voice, broadband video and data, network access, long distance, and other services to consumer and small business customers and carriers, and Verizon Business, a global provider of next-generation IP network services to medium and large businesses and government customers. Operating results shown for 2006 exclude the results of the former MCI prior to the date of the merger (January 6, 2006).

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Verizon Telecom
Mass Markets	$5,505	$5,587	(1.5)	$16,551	$16,772	(1.3)
Wholesale	2,048	2,107	(2.8)	6,076	6,272	(3.1)
Other	482	573	(15.9)	1,432	1,797	(20.3)
Verizon Business
Enterprise Business	3,717	3,630	2.4	10,957	10,582	3.5
Wholesale	836	806	3.7	2,530	2,441	3.6
International and Other	789	793	(0.5)	2,376	2,309	2.9
Intrasegment Eliminations	(703)	(715)	(1.7)	(2,146)	(2,164)	(0.8)
Total Wireline Operating Revenues	$12,674	$12,781	(0.8)	$37,776	$38,009	(0.6)

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

Mass markets revenue during the third quarter of 2007 decreased $82 million, or 1.5%, and $221 million, or 1.3%, for the nine months ended September 30, 2007 compared to the similar periods in 2006, driven primarily by lower demand and usage of our basic local exchange and accompanying services, attributable to subscriber losses, including losses of customers of the former MCI. These losses are driven by competition and technology substitution, including wireless and VoIP. These decreases were partially offset by growth from broadband services and FiOS TV services and the inclusion of the results of operations of the former MCI business subsequent to the close of the merger on January 6, 2006.

An 8.0% decline in access lines in service from September 30, 2006 was mainly driven by the effects of competition and technology substitution. Residential retail access lines declined 9.3% at September 30, 2007 compared to September 30, 2006, as customers substituted wireless, broadband and cable services for traditional landline services. At the same time, business retail access lines declined 4.0% at September 30, 2007 compared to September 30, 2006, primarily reflecting competition and a shift to high-speed, high-volume special access lines. Access line losses include the loss of lines served by the former MCI.

In the third quarter of 2007, we added 285,000 new broadband connections, including 229,000 for FiOS data. For the nine months ended September 2007, we added 989,000 new broadband connections, including 609,000 for FiOS data, for a total of 7,971,000 lines at September 30, 2007, including 1,296,000 for FiOS data, representing a 21.3% increase from September 30, 2006. In addition, we added approximately 202,000 FiOS TV customers in the third quarter of 2007, and 510,000 for the nine months ended September 30, 2007, for a total of 717,000 at September 30, 2007. As of September 30, 2007, for FiOS data and FiOS TV, we achieved penetration rates of 20.0% and 15.2%, respectively, across all markets where we have been selling these services.

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

Wholesale revenues during the third quarter of 2007 decreased by $59 million, or 2.8%, and by $196 million, or 3.1%, for the nine months ended September 30, 2007 compared to the similar periods in 2006, due to declines in switched access revenues and local wholesale revenues, offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the third quarter of 2007 and the nine months ended September 30, 2007 compared to the similar periods in 2006, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased by 15.9% due to the ongoing impact of a 2005 decision by a major competitor to deemphasize their local market initiatives. Special access revenue growth reflects continuing demand for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services. Customer demand for high-capacity and digital data services increased 8.7% in the third quarter of 2007 compared to the similar period in 2006.

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

Verizon Telecom’s revenues from other services in the third quarter of 2007 decreased by $91 million, or 15.9%, and by $365 million, or 20.3%, as compared to the similar periods in 2006. These revenue decreases were mainly due to the discontinuation of non-strategic product lines and reduced business volumes.

Verizon Business

Enterprise Business

Our Enterprise Business market provides voice, data and internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to communication services, this line of business provides value-added services that make communications more secure, reliable and efficient. Enterprise Business provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as Private IP, Private Line, Frame Relay and ATM services, both domestically and internationally.

Enterprise Business third quarter 2007 revenues increased by $87 million, or 2.4%, and $375 million, or 3.5%, for the nine months ended September 30, 2007 compared to the similar periods in 2006, primarily reflecting growth in demand for our strategic products, specifically IP services and managed services, as well as the inclusion of the results of operations of the former MCI business subsequent to the close of the merger on January 6, 2006. The Internet suite of products is Enterprise Business’ fastest growing suite of products and includes Private IP, IP VPN, Web Hosting and VoIP. Our Enterprise Business market contains many customer accounts that are moving from core data products to more robust IP products. This shift in technology is occurring across our customer base.

Wholesale

Our Wholesale revenues relate to domestic wholesale services, which include all wholesale traffic sold in the United States, as well as international traffic that originates in the United States. The Wholesale line of business is comprised of numerous large and small customers that predominately resell voice services to their own customer base. A portion of this revenue is generated by a few large telecommunication carriers, many of whom compete directly with Verizon.

Wholesale revenues during the third quarter of 2007 increased by $30 million, or 3.7%, and $89 million, or 3.6%, for the nine months ended September 30, 2007, compared to the similar periods in 2006, primarily due to increased MOUs in traditional voice products and the inclusion of the results of operations of the former MCI business subsequent to the close of the merger on January 6, 2006, partially offset by continued rate compression due to competition in the marketplace.

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

International and other revenues during the three months ended September 30, 2007 decreased by $4 million, or 0.5%, and increased by $67 million, or 2.9%, for the nine months ended September 30, 2007 compared to the similar periods in 2006. Revenue growth in our strategic products, specifically IP services, as well as the inclusion of the results of operations of the former MCI business subsequent to the close of the merger on January 6, 2006, has been partially offset by competitive rate compression and lower volumes with respect to our voice products.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Cost of services and sales	$6,347	$6,266	1.3	$18,759	$18,491	1.4
Selling, general and administrative expense	2,846	3,020	(5.8)	8,730	8,937	(2.3)
Depreciation and amortization expense	2,295	2,376	(3.4)	6,833	7,164	(4.6)
	$11,488	$11,662	(1.5)	$34,322	$34,592	(0.8)

Cost of Services and Sales

Cost of services and sales increased by $81 million, or 1.3%, in the third quarter of 2007 and $268 million, or 1.4%, for the nine months ended September 30, 2007 compared to the similar periods in 2006. This increase was primarily due to higher costs associated with our growth businesses, annual wage increases and customer premise equipment costs, partially offset by productivity improvement initiatives and lower switched access lines in service as well as lower wholesale voice connections. Costs for the nine months ended September 30, 2007 were also impacted by decreased net pension and other postretirement benefit costs. As of December 31, 2006, we evaluated key employee benefit plan assumptions in response to current conditions in the securities markets. The overall impact of the 2007 assumptions, combined with the impact of the management pension freeze, effective June 30, 2006, resulted in pension and other postretirement benefit expense of $1,024 million and $1,081 million for the nine months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of 2007 decreased by $174 million or 5.8% and decreased $207 million, or 2.3%, for the nine months ended September 30, 2007, compared to the similar periods in 2006. The decrease during the third quarter was primarily due to cost reduction initiatives, partially offset by higher advertising costs. The decrease during the nine months ended September 30, 2007 was primarily due to lower bad debt costs, as well as cost reduction initiatives, partially offset by the inclusion of the results of operations of the former MCI business subsequent to the close of the merger on January 6, 2006.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense of $81 million, or 3.4%, in the third quarter of 2007 and $331 million, or 4.6%, for the nine months ended September 30, 2007 compared to the similar period in 2006 was mainly driven by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes, partially offset by growth in depreciable telephone plant from increased capital spending.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment Income	$310	$390	(20.5)	$1,051	$1,192	(11.8)

Segment income decreased by $80 million, or 20.5%, in the third quarter of 2007 and by $141 million, or 11.8%, in the nine months ended September 30, 2007 compared to the similar periods in 2006, due to the after-tax impact of operating revenues and operating expenses described above.

Special and non-recurring items not included in Verizon Wireline’s segment income totaled approximately $162 million in the third quarter of 2007 and $188 million for the nine months ended September 30, 2007, reflecting costs incurred in connection with a definitive agreement to spin-off local exchange and related business assets in Maine, New Hampshire and Vermont, costs associated with merger integration initiatives and other items. Special and non-recurring items not included in Verizon Wireline’s segment income totaled approximately $41 million in the third quarter of 2006 and $292 million for the nine months ended September 30, 2006 reflecting severance activity, pension settlement losses, Verizon Center relocation-related costs, merger integration costs and costs associated with the redemption and refinancing of debt assumed in connection with the MCI acquisition.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and other value added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture with Vodafone.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Wireless sales and services	$11,289	$9,869	14.4	$32,439	$27,944	16.1

Domestic Wireless’s total revenues increased by $1,420 million, or 14.4%, in the third quarter of 2007 and $4,495 million, or 16.1%, for the nine months ended September 30, 2007, compared to the similar periods in 2006. Service revenue of $9,749 million in the third quarter of 2007 increased by $1,280 million, or 15.1%, compared to the similar period in 2006, and service revenue of $28,142 million for the nine months ended September 30, 2007 increased by $4,028 million, or 16.7%, compared to the similar period in 2006. The service revenue increases were primarily due to a 12.3% increase in total customers as of September 30, 2007 compared to September 30, 2006 and increases in average service revenue per customer per month, driven primarily by wireless data revenue growth. Equipment and other revenue increased $140 million, or 10.0%, in the third quarter of 2007 and $467 million, or 12.2%, for the nine months ended September 30, 2007, compared to the similar periods in 2006, principally as a result of increases in the number of existing customers upgrading their wireless devices. Other revenue increased due to increases in revenue associated with cost recovery surcharges and regulatory fees.

Our Domestic Wireless segment ended the third quarter of 2007 with approximately 61.8 million retail customers, compared to 54.6 million retail customers at the end of the third quarter of 2006, an increase of 13.3%. Domestic Wireless added approximately 1.8 million net retail customers during the third quarter of 2007, compared to 2.0 million during the third quarter of 2006 and added 5.0 million net retail customers during the nine months ended September 30, 2007, compared to 5.5 million during the similar period in 2006. Of the approximately 1.8 million new net retail customers added during the third quarter of 2007, 1.7 million customers were postpaid customers. For the nine months ended September 30, 2007, 4.7 million of the 5.0 million new net retail customers added were postpaid customers. Average monthly retail postpaid churn, the rate at which retail postpaid customers disconnect service, was 0.96% in the third quarter of 2007 and 0.90% for the nine months ended September 30, 2007, compared to 0.95% in the third quarter of 2006 and 0.92% for the nine months ended September 30, 2006.

Domestic Wireless added approximately 1.6 million total net customers during the third quarter of 2007, bringing total customers as of September 30, 2007 to approximately 63.7 million, of which 97.1% were retail customers. The overall composition of our Domestic Wireless customer base as of September 30, 2007 was 93% retail postpaid, 4% retail prepaid and 3% resellers. Total average monthly churn was 1.27% in the third quarter of 2007 and 1.22% for the nine months ended September 30, 2007, compared to 1.24% in the third quarter of 2006 and 1.18% for the nine months ended September 30, 2006.

Average retail service revenue per customer per month increased 1.9% to $52.17 in the third quarter of 2007 and increased 2.5% to $51.59 for the nine months ended September 30, 2007, compared to the similar periods in 2006. Average retail data service revenue per retail customer per month increased 42.9% in the third quarter of 2007 and increased 47.5% for the nine months ended September 30, 2007, compared to the similar periods in 2006, driven by increased use of our messaging, VZAccess and other data services. Retail data revenues were $1,936 million and accounted for 20.3% of retail service revenue in the third quarter of 2007, compared to $1,192 million and 14.5% in the similar period in 2006. Retail data revenues were $5,232 million and accounted for 19.0% of retail service revenue for the nine months ended September 30, 2007, compared to $3,090 million and 13.2% in the similar period in 2006.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Cost of services and sales	$3,551	$2,930	21.2	$9,843	$8,347	17.9
Selling, general and administrative expense	3,385	3,132	8.1	9,956	8,837	12.7
Depreciation and amortization expense	1,299	1,220	6.5	3,848	3,684	4.5

	$8,235	$7,282	13.1	$23,647	$20,868	13.3

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network as well as the cost of roaming, long distance and equipment sales, grew by $621 million, or 21.2%, for the third quarter of 2007 and $1,496 million, or 17.9%, for the nine months ended September 30, 2007, compared to the similar periods in 2006. Cost of services increased due to higher wireless network costs in the current year periods caused by increased network usage relating to both voice and data usage, partially offset by lower long distance, roaming and local interconnection rates. Cost of equipment sales grew by 26.7% in the third quarter of 2007 and by 21.8% for the nine months ended September 30, 2007, compared to the similar periods in 2006. These increases were primarily attributed to an increase in equipment upgrades.

Selling, General and Administrative Expense

Selling, general and administrative expenses grew by $253 million, or 8.1%, in the third quarter of 2007 and $1,119 million, or 12.7%, for the nine months ended September 30, 2007, compared to the similar periods in 2006. These increases were primarily due to an increase in salary and benefits expense of $99 million for the third quarter of 2007 and $612 million for the nine months ended September 30, 2007, compared to the similar periods in 2006. The salary and benefits expense increases were the result of an increase in employees, primarily in the sales and customer care areas, and higher per employee salary and benefit costs. Sales commission expense in both our direct and indirect channels increased $31 million in the third quarter of 2007 and $135 million for the nine months ended September 30, 2007, compared to similar periods in 2006, primarily as a result of the increase in customer renewals and equipment upgrades. Increases in advertising and promotion expenses, as well as costs associated with regulatory fees, also contributed to the increase in selling, general and administrative expense in the third quarter of 2007 and the nine months ended September 30, 2007, compared to the similar periods in 2006.

Depreciation and Amortization Expense

Depreciation and amortization increased by $79 million, or 6.5%, in the third quarter of 2007 and $164 million, or 4.5%, for the nine months ended September 30, 2007, compared to the similar periods in 2006. These increases were primarily due to increased depreciation expense related to an increase in depreciable assets, partially offset by lower amortization expense resulting from customer lists becoming fully amortized in the prior year.

Segment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment Income	$978	$804	21.6	$2,804	$2,164	29.6

Segment income increased by $174 million, or 21.6%, in the third quarter of 2007 and by $640 million, or 29.6%, for the nine months ended September 30, 2007 compared to the similar periods in 2006, primarily as a result of the after-tax impact of operating revenues and operating expenses described above, partially offset by an increase in minority interest. The minority interest expense relates to the significant minority interest attributable to Vodafone. Segment results exclude certain special and non-recurring items. There were no special and non-recurring items during the nine months ended September 30, 2007. The special and non-recurring items during the nine months ended September 30, 2006 were $42 million related to the cumulative effect in accounting change for the adoption of SFAS 123(R) in the first quarter, as described in the consolidated results above.

Strategic Actions and Other Items

Disposition of Businesses

Telecomunicaciones de Puerto Rico, Inc.

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of TELPRI and received gross proceeds, for our 52% interest, of approximately $980 million. The sale resulted in a net pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). Verizon contributed $100 million of the proceeds to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

Compañía Anónima Nacional Teléfonos de Venezuela

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU. Based upon our investment balance in CANTV, we recorded an extraordinary loss of $131 million, net of tax, or $.05 per diluted share.

Merger Integration Costs

During the three and nine months ended September 30, 2007, we recorded pretax charges of $45 million ($28 million after-tax, or $.01 per diluted share), and $86 million ($54 million after-tax, or $.02 per diluted share), respectively, related to integration costs primarily associated with the MCI acquisition that were mainly comprised of systems integration activities.

During the three and nine months ended September 30, 2006, we recorded pretax charges of $25 million ($16 million after-tax, or $.01 per diluted share), and $157 million ($99 million after-tax, or $.03 per diluted share), respectively, related to integration costs associated with the MCI acquisition that were primarily comprised of advertising and other costs related to re-branding initiatives and systems integration activities.

International Taxes

Verizon’s share of Vodafone Omnitel distributable reserves is approximately $2.5 billion. Based on Vodafone Omnitel’s financial position and distributable reserves, during the third quarter of 2007, the shareowners of Vodafone Omnitel have begun considering scenarios for possible distributions over the next twelve months. As a result, we recorded $471 million ($.16 per diluted share) for taxes that would be payable as a result of these possible distributions as they are no longer considered indefinitely reinvested.

Telephone Access Lines Spin-off

During the three and nine months ended September 30, 2007, we recorded pretax charges of $46 million ($44 million after-tax, or $.02 per diluted share) for costs incurred related to network, non-network software, and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the anticipated closing of the transaction, as well as professional advisory and legal fees in connection with this transaction.

Facility and Other Items

Facility and Employee-Related Items

During the three and nine months ended September 30, 2006, we recorded pretax charges of $48 million ($31 million after-tax, or $.01 per diluted share), and $138 million ($88 million after-tax, or $.03 per diluted share), respectively, in connection with the relocation of employees and business operations to Verizon Center located in Basking Ridge, New Jersey.

During the third quarter of 2006, we recorded net pretax pension settlement losses of $29 million ($17 million after-tax, or $.01 per diluted share), including a portion related to discontinued operations, for employees that received lump-sum distributions during 2006 primarily resulting from our separation plans. These charges were recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

During the second quarter of 2006, we recorded a pretax charge of $300 million ($186 million after-tax, or $.06 per diluted share) for employee severance and severance-related costs in connection with the involuntary separation of approximately 3,200 employees, the majority of whom were terminated during the third and fourth quarters of 2006.

Other Items

During the nine months ended September 30, 2007, Verizon contributed $100 million ($65 million after-tax, or $.02 per diluted share) to the Verizon Foundation to fund its charitable activities and increase its self-sufficiency.

In addition, during the six months ended June 30, 2006, we recorded pretax charges of $26 million ($16 million after-tax, or $.01 per diluted share) resulting from the extinguishment of debt in connection with the completion of the MCI merger.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change

Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$18,019	$17,153	$866
Discontinued operations	(570)	1,113	(1,683)
Investing Activities:
Continuing operations	(11,241)	(9,163)	(2,078)
Discontinued operations	757	(159)	916
Financing activities:
Continuing operations	(9,469)	(7,683)	(1,786)
Discontinued operations	–	(176)	176

Increase (Decrease) In Cash and Cash Equivalents	$(2,504)	$1,085	$(3,589)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. In total, cash from operating activities for the nine months ended September 30, 2007 decreased compared to the similar period of 2006. The decrease was primarily due to decreased cash flow from discontinued operations. Cash flow from operating activities – continuing operations for the nine months ended September 30, 2007 increased compared to the similar period of 2006. The increase was primarily driven by increased operating cash flows from Domestic Wireless, lower interest payments on outstanding debt and higher dividends from unconsolidated investments, primarily CANTV, partially offset by changes in working capital.

The decrease in cash flow from operating activities—discontinued operations for the nine months ended September 30, 2007 compared to the similar period in 2006 was primarily due to income taxes paid in 2007 related to the fourth quarter 2006 disposition of Verizon Dominicana, as well as the absence of operating activities in 2007 for assets disposed of in the fourth quarter of 2006.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $7,873 million in our Wireline business during the first nine months of 2007, compared to $7,344 million in the similar period of 2006. During the nine months ended September 30, 2007, we invested $4,903 million in our Domestic Wireless business, compared to $4,801 million in the similar period in 2006. During the nine months ended September 30, 2007, we paid $410 million to acquire a security-services firm and $177 million primarily to purchase several wireless licenses. Partially offsetting these investing activities were proceeds of $476 million from the disposition of our interest in CANTV and the sale of certain real estate and non-strategic assets.

During the nine months ended September 30, 2007, discontinued operations primarily included gross proceeds of approximately $980 million in connection with the sale of TELPRI.

During the nine months ended September 30, 2006, we received net cash proceeds of $1,053 million from acquisitions and investments in businesses, primarily driven by MCI’s cash balances of $2,361 million at the date of the merger partially offset by a $383 million deposit to acquire broadband wireless licenses in connection with the FCC’s Advanced Wireless Services spectrum auction and $52 million to acquire other wireless properties and licenses. Other, net investing activities during the nine months ended September 30, 2007 includes cash proceeds of approximately $460 million from property sales, $132 million from leasing activities and $88 million from the sale of select non-strategic assets. Other, net investing activities during the nine months ended September 30, 2006 includes cash proceeds of $335 million from leasing activities, $236 million from property sales and $89 million from the sale of small international investments.

Under the terms of an investment agreement Vodafone had the right to require the purchase of up to $10 billion worth of its interest in Verizon Wireless, during a 61-day period that opened on June 10 and closed on August 9 in 2007. Vodafone did not exercise its right during this period and no longer has any right to require the purchase of any of its interest in Verizon Wireless.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2007, our total debt was reduced by $4.9 billion, due to the repayment of approximately $1.2 billion of Wireline debt, including the early repayment of previously guaranteed $300 million 7% debentures issued by Verizon South Inc., as well as $1.6 billion of other borrowings. Also, we redeemed $1,580 million principal of our outstanding floating rate notes, which were called on January 8, 2007, and the $500 million 7.90% debentures issued by GTE Corporation. Partially offsetting the reduction in total debt were cash proceeds of $3,402 million in connection with fixed and floating rate debt issued during the nine months ended September 30, 2007. Our ratio of debt to debt combined with shareowners’ equity was 38.8% at September 30, 2007 compared to 47.4% at September 30, 2006 and 42.8% at December 31, 2006.

As of September 30, 2007, we had $8 million of bank borrowings outstanding. We also had approximately $6.2 billion of unused bank lines of credit (including a $6 billion three-year committed facility that expires in September 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $8 billion of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. The short-term ratings of Verizon are: Moody’s P-2; S&P A-1; and Fitch F1. In July 2007, S&P revised its outlook to stable from negative and affirmed its ratings of A. Other long-term ratings of Verizon are: Moody’s A3 with stable outlook; and Fitch A+ with stable outlook.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

During the nine months ended September 30, 2007, we repurchased $1,734 million of our common stock as part of our previously announced common stock repurchase program. Additionally, we received $794 million of cash proceeds from the sale of common stock, primarily due to the exercise of stock options.

As in prior periods, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. In the first and second quarters of 2007 and 2006, Verizon announced quarterly cash dividends of $.405 per share. During the third quarter of 2007 we increased our dividend payments 6.2% to $.43 per share from $.405 per share in the same period of 2006.

Increase (Decrease) In Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2007 totaled $715 million, a $2,504 million decrease compared to cash and cash equivalents at December 31, 2006 of $3,219 million.

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

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our consolidated balance sheets. The translation gains and losses of foreign currency transactions and balances are recorded in the consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. At September 30, 2007, our primary translation exposure was to the British Pound and the Euro.

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and partially offset the impact of foreign currency changes on the value of our net investment. As of September 30, 2007, Accumulated Other Comprehensive Loss includes unrecognized losses of approximately $29 million ($19 million after-tax) related to these hedge contracts, which along with the unrealized foreign currency translation balance on the investment hedged, remain in Accumulated Other Comprehensive Loss until the investment is sold.

Other Factors That May Affect Future Results

Recent Developments

Rural Cellular Corporation

On July 30, 2007, Verizon Wireless announced that it had entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash ($757 million) and the assumption of Rural Cellular’s net debt. The total transaction value is approximately $2.67 billion.

This acquisition will increase the number of Verizon Wireless’s customers by more than 700,000 in markets adjacent to its existing customer service areas. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. Rural Cellular’s shareholders approved the transaction on October 4, 2007. The acquisition, which is subject to regulatory approval, is expected to close in the first half of 2008.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) that will result in Verizon establishing a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spinning off that new entity to Verizon’s shareowners, and immediately merging it with and into FairPoint. These local exchange and business assets are included in Verizon’s continuing operations. The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. We anticipate that this transaction will close in January 2008.

Upon the closing of the transaction, Verizon shareowners will own approximately 60 percent of the new company and FairPoint shareowners will own approximately 40 percent. Verizon Communications will not receive any shares in FairPoint as a result of the transaction. In connection with the merger, Verizon shareowners will receive one share of FairPoint stock for approximately every 55 shares of Verizon stock held as of the record date. Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon shareowners in lieu of fractional shares.

Based upon the number of shares (as adjusted) and price of FairPoint common stock on the date of the announcement of the merger, the estimated total value to be received by Verizon and its shareowners in exchange for these operations was approximately $2,715 million. This consists of (a) approximately $1,015 million of FairPoint common stock that will be received by Verizon shareowners in the merger, and (b) $1,700 million in value that will be received by Verizon through a combination of cash distributions to Verizon and debt securities issued to Verizon prior to the spin-off. Verizon may exchange these newly issued debt securities for certain debt that was previously issued by Verizon, which would have the effect of reducing Verizon’s then-outstanding debt. The actual total value to be received by Verizon and its shareowners will be determined based on the number of shares (as adjusted) and price of FairPoint common stock on the date of the closing of the merger.

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

We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $444 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at January 1, 2007, relating to the $2,958 million unrecognized tax benefits reflected above. We had approximately $555 million (after-tax) for the payment of interest and penalties accrued in the balance sheet at September 30, 2007.

Verizon or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for years 2000 through 2003. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on numerous open tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

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

FCC Regulation

Our services are subject to the jurisdiction of the FCC with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended (Communications Act). The Communications Act generally obligates us not to charge unjust or unreasonable rates nor engage in unreasonable discrimination when we are providing services as a common carrier, and regulates some of the rates, terms and conditions under which we provide certain services. The FCC also has adopted regulations governing various aspects of our business, such as the following: (i) use and disclosure of customer proprietary network information; (ii) telemarketing; (iii) assignment of telephone numbers to customers; (iv) provision to law enforcement agencies of the capability to obtain call identifying information and call content information from calls pursuant to lawful process; (v) accessibility of services and equipment to individuals with disabilities if readily achievable; (vi) interconnection with the networks of other carriers; (vii) customers’ ability to keep (or “port”) their telephone numbers when switching to another carrier; and (viii) availability of back-up power. In addition, we pay various fees to support other FCC programs, such as the universal service program discussed below. Changes to these mandates, or the adoption of additional mandates, could require us to make changes to our operations or otherwise increase our costs of compliance.

Broadband

The FCC has adopted a series of orders that recognize the competitive nature of the broadband market, and impose lesser regulatory requirements on broadband services and facilities than apply to narrowband. With respect to facilities, the FCC has determined that certain unbundling requirements that apply to narrowband facilities do not apply to broadband facilities such as fiber to the premise loops and packet switches. With respect to services, the FCC has concluded that broadband Internet access services offered by telephone companies and their affiliates qualify as largely deregulated information services. The same order also concluded that telephone companies may offer the underlying broadband transmission services that are used as an input to Internet access services through private carriage arrangements on negotiated commercial terms. The order was upheld on appeal. In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers when those services are not used for Internet access was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The relief obtained through the forbearance petition is the subject of a pending appeal, and has been challenged before the FCC.

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

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. It is also considering modifications to the high-cost support system that could include a cap on the amount of support and other limits on what certain eligible carriers may receive. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. As an interim step, in June 2006, the FCC ordered that providers of VoIP services are subject to federal universal service obligations. The FCC also increased the percentage of revenues subject to federal universal service obligations that wireless providers may use as a safe harbor. The substance of these orders was upheld on appeal in June 2007, but the Court did remand some more minor implementation issues back to the FCC. Any further change in the current assessment mechanism could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers.

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

Wireless Services

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless communications systems, including the systems that Verizon Wireless operates, pursuant to the Communications Act, other legislation, and the FCC’s rules. The FCC and Congress continuously consider changes to these laws and rules. Adoption of new laws or rules may raise the cost of providing service or require modification of Verizon Wireless’s business plans or operations.

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

Verizon Wireless anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC. Under the Communications Act, before Verizon Wireless can acquire a license from another licensee in order to expand its coverage or its spectrum capacity in a particular area, it must file an application with the FCC, and the FCC can grant the application only after a period for public notice and comment. This review process can delay acquisition of spectrum needed to expand services. The Communications Act also requires the FCC to award new licenses for most commercial wireless services through a competitive bidding process in which spectrum is awarded to bidders in an auction. Verizon Wireless has participated in spectrum auctions to acquire licenses in the personal communication service and most recently the advanced wireless service. However, the timing of future auctions, and the spectrum being sold, may not match Verizon Wireless’s needs, and the company may not be able to secure the spectrum in the amounts and/or in the markets it seeks through an auction. The FCC has announced that it will conduct an auction, and immediate re-auction of any block of licenses that does not meet its published reserve, of spectrum in the 700 MHz band, commencing January 24, 2008. This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. Verizon Wireless intends to file an application to qualify as a bidder in this auction. Applications are due by December 3, 2007. The FCC determined that bidding in this auction will be "anonymous," which means that prior to and during the course of the auction(s), the FCC will not make public any information about a specific applicant's upfront deposit or its bids. In addition, FCC rules restrict information that bidders may disclose about their participation in the auction. The FCC also adopted service rules that will impose costs on licensees that acquire the 700 MHz band spectrum, including minimum coverage mandates by specific dates during the license terms, and, for approximately one-third of the spectrum, “open access” requirements.

The FCC is also conducting several proceedings to explore making additional spectrum available for licensed and/or unlicensed use. These proceedings could increase radio interference to Verizon Wireless’s operations from other spectrum users, and could impact the ways in which it uses spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

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

Other Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

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

•	the ability to complete acquisitions and dispositions; and

•	the extent and timing of our ability to obtain revenue enhancements and cost savings following our business combination with MCI, Inc.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section under the caption “Market Risk.”

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2007.

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

Verizon Wireless is conducting an audit of its cell site, switch and non-retail building facilities under an audit agreement with the U.S. Environmental Protection Agency. The first phase of the audit, covering approximately one-third of the facilities to be audited, identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. While Verizon Wireless does not believe that any of the alleged conditions has resulted in a release or threatened release, aggregate penalties relating to alleged violations could exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 1A.  Risk Factors

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	4,620,000	$41.95	4,620,000	77,979,000
August	7,825,000	41.94	7,825,000	70,154,000
September	6,095,000	42.65	6,095,000	64,059,000
	18,540,000		18,540,000	64,059,000

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

VERIZON COMMUNICATIONS INC.

Date: October 30, 2007	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF OCTOBER 29, 2007.