Form 10-K
period 2007-12-31
VERIZON COMMUNICATIONS INC
filed 2008-02-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York, Philadelphia, Chicago, London, Swiss, Amsterdam and Frankfurt Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 29, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $123,306,030,000.

At January 31, 2008, 2,870,955,142 shares of the registrant’s common stock were outstanding, after deducting 96,654,977 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2007 (Parts I and II).

Portions of the registrant’s Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareowners (Part III).

Unless otherwise indicated, all information is as of February 26, 2008

PART I Item 1. Business

General

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000 following our merger with GTE Corporation. We completed our merger with MCI on January 6, 2006, and its operations are now part of our wireline business. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 235,000 employees.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two primary reportable segments, Wireline and Domestic Wireless, which we operate and manage as strategic business segments and organize by products and services. These segments and principal activities consist of the following:

Wireline

Wireline communications services include voice, Internet access, broadband video and data, next generation Internet protocol (IP) network services, network access, long distance and other services. We provide these services to consumers, carriers, businesses and government customers both domestically and internationally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice, data products and other value-added services and equipment sales across the United States.

The following portions of the 2007 Verizon Annual Report to Shareowners are incorporated into this Report:

•	“Overview” on pages 18 through 19;

•	“Segment Results of Operations” on pages 23 through 27 and in Note 17 to the Consolidated Financial Statements on pages 66 through 68; and,

•	“Discontinued Operations” and “Extraordinary Item” included in “Consolidated Results of Operations” on page 23.

Wireline

Background

Our Wireline segment comprises two strategic units, Verizon Telecom and Verizon Business. In 2007, Wireline revenues were $50,316 million, representing approximately 54% of Verizon’s aggregate revenues. Our Wireline segment is not dependent on any single customer.

•

Verizon Telecom provides voice, video and data services to residential and small business customers in 28 states and Washington D.C. Verizon Telecom operates a Fiber-to-the-Premises (FTTP) network under the FiOS service mark. This advanced fiber-optic network offers sufficient bandwidth for voice, data and video services and is designed to handle future broadband and video applications as they are developed. FiOS allows us to offer our customers fast, reliable broadband access speeds and high definition video with exceptional clarity and vividness, as well as digital voice services.

•

Verizon Business provides voice, data, Internet communications, next-generation IP network and Information Technology (IT) products and services to medium and large businesses and government customers both domestically and internationally.

In the discussion that follows, revenue amounts for each of the Wireline units exclude intrasegment eliminations of $2,846 million.

Operations

Verizon Telecom

Verizon Telecom offers a broad array of telecommunications services, including voice, video and data, network access, long-distance and other communications products and services to our residential and small business customers. We have organized Verizon Telecom into three marketing units which operate across our telephone subsidiaries and focus on specific customer market areas.

Mass Markets offers broadband and voice services to residential and small business customers. Broadband services include High Speed Internet (DSL) and FiOS data and television services. Voice services include long distance services, including calling cards, 800/888 and operator services, as well as value-added services, such as voicemail, call waiting and caller identification. In 2007, Mass Markets revenues were $21,978 million, representing approximately 44% of Wireline’s aggregate revenues. Mass Market revenues were derived primarily from providing telecommunications services to residential users.

Wholesale markets our long distance and local exchange network facilities for resale to interexchange carriers, competitive local exchange carriers (CLECs), wireless carriers and Internet Service Providers (ISPs). Wholesale services include switched access products, high-capacity data products, unbundled network elements (UNEs) and interconnection services. In 2007, Wholesale revenues were approximately $8,086 million, representing approximately 16.1% of Wireline’s aggregate revenues. Approximately 72% of Wholesale revenues were derived from interexchange and wireless carriers. The remaining revenues principally came from CLECs, which resell network connection to their own customers.

Other service offerings include operator services, public (coin) telephone, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid phone cards. In 2007, revenues from these other services were $1,862 million, representing approximately 3.7% of Wireline’s aggregate revenues.

Verizon Business

Verizon Business offers medium and large business and government customers in the United States and around the world advanced voice, data, security, and wireless solutions. Verizon Business derives 85% of its revenue from United States operations. Verizon Business provides services to over 70,000 enterprise businesses and government agencies, including 97% of the Fortune 500 companies. We have organized Verizon Business into three marketing units that focus on specific customers.

Enterprise Business offers voice, data and Internet communications services to medium and large business customers, including multi-national corporations and state and federal governments. Enterprise Business also provides value-added services intended to make communications more secure, reliable and efficient. Enterprise Business provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as Private IP, Ethernet, Private Line, Frame Relay and ATM services, both domestically and internationally. Enterprise Business revenues in 2007 were $14,677 million, representing approximately 29% of Wireline’s aggregate revenues.

Wholesale markets domestic and international voice, data and IP services over its global network to carriers and service providers, some of whom may compete directly with Verizon at the retail level. These customers purchase services on a wholesale basis so that they can transport voice, data and IP traffic without having to build their own infrastructure. In 2007, total Wholesale revenue was $3,345 million, representing approximately 6.6% of Wireline’s aggregate revenues.

Our International and Other operations serve retail and wholesale customers, including enterprise businesses, government entities and telecommunications carriers outside of the United States, primarily in Europe, the Middle East, Africa, the Asia Pacific region, Latin America and Canada. These operations provide telecommunications services, which include voice, data services, Internet and managed network services. Our revenues from International and Other were $3,214 million, representing 6.4% of Wireline’s aggregate revenues in 2007.

Competition

The wireline telecommunications industry is highly competitive. We expect competition to further intensify with traditional, non-traditional and emerging players seeking to capture a larger market share as boundaries between products continue to converge. Current and potential competitors include cable companies, wireless service providers, other domestic and foreign telecommunications providers, satellite television companies, Internet service providers and other companies that offer network services and managed enterprise solutions. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

We believe that cable operators represent the largest overall threat to our wireline business. Cable operators have increased the size and digital capacity of their networks so that they can offer more digital products and services. We continue to market competitive bundled offerings that include high-speed Internet access, digital television and voice services. Several major cable operators also offer bundles with wireless services through strategic partnerships or alliances.

Wireless substitution has been an ongoing competitive trend which we expect to continue, as wireless companies position their service as a landline alternative. We also face increasing competition from companies that provide Voice over Internet Protocol (VoIP) services. These services use the Internet or private broadband networks to transmit voice communications. VoIP services are available from a wide range of companies including cable companies, national VoIP providers and regional service providers. Internet portal providers are also entering our competitive space, offering free or inexpensive voice calling from instant messaging clients, encouraging video bypass by offering and enabling video content to PCs, selling content and applications such as gaming, music and business productivity tools and obtaining advertising revenues from web-based directory assistance and Internet search services.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale, or access components of our network on an unbundled basis (UNEs) at a prescribed cost, competition in our local exchange markets continues to increase. Our telephone operations generally have been required to sell their services to CLECs at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive, are subject to ongoing review and revision by the Federal Communications Commission (FCC) and state regulators. See “Regulatory and Competitive Trends” in the 2007 Verizon Annual Report to Shareowners.

We believe the following are the most important competitive factors and consumer trends in the wireline industry:

Network bandwidth (speed): As both consumers and small business customers look to do more online and leverage high speed connections for entertainment, communications, and productivity, we expect broadband penetration will continue to increase over the next several years, although at a slower rate due to market maturity. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, Verizon and other network-based providers must ensure that their networks can deliver against these increasing bandwidth requirements. We are continuing to build out our FiOS network to be able to meet the future demands of our residential and business customers.

Pricing: Pricing will be a significant factor in two key areas. First, in the competition between cable and telecommunications companies, pricing will be used to capture market share from incumbents. Second, pricing is significant as non-traditional modes of providing communication services emerge and redefine existing categories. Portal-based and VoIP calling is free or nearly free to customers and is often supported by advertising revenues. Customers will be increasingly exposed to these dramatically reduced prices and this will place increasing pressure on traditional communications services.

Product differentiation: As a result of pricing pressures, providers will need to differentiate their products. Verizon believes that there are many market trends that provide potential opportunities. Customers are shifting from an access to an applications mindset and are focused on how they can leverage their broadband and video connections. Personalization and increased mobility are critical, enabling customers to obtain products and services on demand. Converged feature sets, such as integrated wireless and wireline functionality, are becoming similarly important, enabled by both customer demand and technological advancement.

Distribution channel reach: As products are becoming more experiential, customers are requiring a “hands-on” demonstration before they make a purchase commitment. One way for us to satisfy this customer need is through the use of a retail store presence. Competitors are offering their products through both their own internal channels such as the Internet and call centers, and also by partnering with retailers to showcase products. Small business customers require more and more hands-on consultation, and we are aligning our channel mix to address this need.

Network

As of December 31, 2007, our wireline network included more than 41 million wireline access lines, 8.2 million broadband connections and 943,000 FiOS TV customers nationwide. Our business strategy is to be the premier broadband and entertainment service provider in the mass market, while maintaining the level of network reliability currently provided by our telephony network. We are executing on this strategy by deploying FTTP access technologies that replace copper loop facilities with fiber optic cables. FTTP provides the highest possible bandwidth to the customer premise, based on current technology. The FTTP deployment also allows us the flexibility to more easily adapt our facilities to future product development. New optical terminals can be added to the FTTP network, providing greater bandwidth and new services without any additional field construction. To further differentiate our network, we began deploying Gigabit Passive Optical Network (GPON) technology in 2007. GPON technology will continue to support the services we offer today, while allowing for the introduction of new services through improved downstream and upstream capacity.

In conjunction with the evolution of our access plant, we are also transitioning our metro (local) network infrastructure from traditional TDM/SONET (Synchronous Optical Network)/ATM technologies to Ethernet over Dense Wavelength Division Multiplexing (DWDM). In 2007 we began to deploy Reconfigurable Optic Add Drop Multiplexer (ROADM) nodes in the transport network. As a result, the new optical transport network provides features optimized for video distribution services and high speed data services, while maintaining the level of network reliability achieved with SONET.

To fully leverage this new network infrastructure and allow for the more efficient sharing of our network across services, we are upgrading our multiplexing and routing infrastructure to use IP, Ethernet and MPLS (Multi Protocol Label Switching) technologies. In addition, we are migrating from traditional TDM-based voice switching to VoIP. This migration lowers the lifecycle cost of current data and voice services and creates a network which can offer future multi-media communications services by adding service platforms without requiring widespread network upgrades. In keeping with our strategy of leading in network reliability, our service infrastructure utilizes our managed, Quality of Service-enabled resilient IP network rather than the Internet.

We advanced our goal of becoming a leading IP Services provider to the global business market by acquiring one of the most expansive IP networks in the world through the MCI merger in 2006. In 2007, we focused on growing our Ethernet infrastructure to support the full range of Ethernet private line and E-LAN services locally, domestically and globally. To lower the access cost and provide significant services flexibility, we are using a converged packet access strategy that replaces the private circuit-based customer access and aggregates traffic from multiple customers onto a shared Ethernet and MPLS network. We have also focused on the expansion of the Private IP network (PIP) to serve all key international markets with managed Quality of Service (QoS)-aware IP Virtual Private Network (VPN) services. Verizon’s Public IP network is now interconnected to PIP through Security Gateway platforms that allow business customers to extend the reach of their private virtual networks to ‘off-net’ sites, such as employees’ homes, small branch offices and mobile work forces. These enhancements extend our IP-services reach across the globe.

We continue to focus on emerging optical transport technologies and expansion of our network to lower overall cost. We are integrating Ethernet, SONET and Optics, and Ultra Long Haul technologies. In addition, we are deploying a new, next generation undersea cable technology though the Trans-Pacific Express (TPE) connecting the west coast of the United States to China, Korea and Taiwan.

Wireline Offerings

Verizon Telecom’s strategy is to be the customer’s first choice for communications and entertainment services. We offer a variety of packages for these services that we believe are competitively priced.

Voice Services: We offer packages that include local exchange services, regional and long distance services, VoIP services, wire maintenance, as well as voice messaging and value-added services. Value-added services expand the utilization of our network and include products such as Caller ID, Call Waiting and Return Call. In 2007 we also began offering in most markets a new calling plan that bundles landline and wireless services, with calling features and unlimited calling between a customer’s home phone and wireless handset, all on a single bill.

Data Services: We offer high speed DSL and FiOS broadband data products with varying downstream and upstream processing speeds. In 2007 we introduced a new, symmetrical FiOS Internet service with download and upload speeds of up to 20 Mbps. Our data packages include technical support, anti-virus and spam protection, and email online storage.

Video Services: We offer FiOS TV, Verizon’s fiber-optic video service, and a variety of DIRECTV packages that are delivered over satellite systems. FiOS TV provides access to more than 200 all-digital channels and up to 31 high definition channels and now is available to more than 5 million homes across 13 states: New York, New Jersey, California, Delaware, Texas, Florida, Maryland, Pennsylvania, Indiana, Massachusetts, Virginia, Rhode Island and Oregon. Innovative features that differentiate FiOS TV from the competition include:

•	Channel Line-up – We designed the channel line-up with the viewer in mind, grouping channels by category so viewers can easily find all of the shows within a particular genre.

•	High Definition Content – We offer up to 31 channels in high definition with exceptional clarity and vividness and clear digital sound (Dolby 5.1) enabled by the fiber network.

•	Video on Demand – We offer access to as many as 10,000 movies and shows via subscription, transactional and free on-demand programming, including high definition video on demand.

•	Interactive Media Guide – Our FiOS TV guide helps customers quickly and easily find content from television listings, video on demand catalogs and their own personal music and photo files.

•	Home Media DVR –Our multi-room digital video recorder also includes the Interactive Media Guide.

•	FiOS TV Widgets – Viewers get one-touch, on demand access to local weather, traffic and community information, shown at the bottom of the television screen.

•	Personalized Settings and Controls – Parents can manage the content received on their televisions.

Verizon Business products may be classified under either Core or Strategic Services. Core services comprise 76% of Verizon Business revenue and include traditional voice and data services, as well as the sale, installation, and maintenance of customer premises equipment (CPE). The market for these services is declining as customers migrate to newer technologies.

Core Services: Verizon has the experience, reliability, and product depth to support voice solutions globally. Core Services provide a comprehensive product portfolio and a convergence plan for present and future VoIP services. Core Data services include Frame Relay, ATM, and Private Line access technologies. Additionally, Verizon Business provides CPE and value added services such as installation, maintenance, and site services and supports a wide variety of technology partners in both the voice and data arenas.

Strategic Services: Strategic Services comprise 24% of Verizon Business revenue. Our service offerings can be grouped into three main categories: IP and data services, including connectivity to the Internet; managed IT and professional services, including security; and advanced voice services. Verizon Business offers IP Services, including IP Contact Center solutions, Internet, IP Communications, Private IP (MPLS), and Secure Gateway services. With professional services personnel in more than 30 countries to assist customers in adopting new IT solutions, including application management, infrastructure services, unified communications, contact center solutions, and security and business continuity services, Verizon Business seeks to transform the way enterprises operate today.

Customers can choose to purchase customized packages of services, which they can manage internally or we can manage for them. These services include:

•

Private IP – Our fastest growing service around the world, MPLS – based solutions, enable customers to securely leverage the efficiency, performance and value of IP. MPLS solutions increase the speed of network traffic as it travels over various platforms – IP, ATM and Frame Relay.

•

Managed Services – Offers companies the opportunity to realize the simplicity, efficiency and total cost-of-ownership savings of outsourcing the management of their networks, security, remote access, and web applications.

•	Enterprise Mobility – Enables customers to remotely access the power of our global IP network and leverage wireless applications.

•	Applications Hosting – Offers housing and managing of corporate software applications and provides content delivery for customers.

•	Customer Service Management – Provides tools that improve the customers’ experience and increases call center efficiency and productivity.

•	Security – Provides integrated solutions to help companies secure their networks and data.

Domestic Wireless

Background

Our Domestic Wireless segment, primarily includes Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), which is a joint venture formed in April 2000 by the combination of the United States wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%.

Operations

Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the United States. Verizon Wireless is the largest domestic wireless carrier in terms of total revenue and the most profitable, as measured by operating income. We believe, based on publicly available information, that Verizon Wireless has the largest base of retail customers, that is, customers who are directly served and managed by Verizon Wireless and who buy its branded services.

Competition

There is significant competition in the wireless telecommunications industry. Other wireless providers, including other cellular and PCS operators and resellers, also serve each of the markets in which we operate. We currently compete primarily against three other national wireless service providers: AT&T (formerly Cingular), Sprint Nextel and T-Mobile USA. In many markets we also compete with regional carriers, such as ALLTEL, US Cellular, Leap and MetroPCS. Competition may increase due to ongoing industry consolidation, if smaller, stand-alone wireless providers transfer licenses to larger, better capitalized and more experienced wireless providers. Resellers, sometimes referred to as Mobile Virtual Network Operators, who buy bulk wholesale services from facilities-based carriers for resale, provide yet another set of differentiated competitors in the marketplace.

We expect competition for both customers and network usage to intensify for several reasons: the higher penetration levels that currently exist in the industry; the development and deployment of new technologies; the introduction of new wireless and fixed line products and services; new market entrants; the availability of additional spectrum, both licensed and unlicensed; and regulatory changes. For example, we face increased competition from the use of other high-speed wireless technologies, such as Wi-Fi and WiMAX, which are being deployed to meet the growing customer appetite for wireless communications. In addition, some cable companies have partnered with wireless carriers, acquired wireless spectrum and introduced wireless offerings in some of their markets. We are also experiencing competition from providers of fixed line VoIP services, which displace in-building usage from cellular/PCS carriers. Additionally, as wireless data use increases, content is becoming an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities for increased leverage and/or opportunities to compete for wireless data revenues.

We believe that the following are the most important competitive factors in our industry:

•

Network Reliability, Capacity and Coverage. Lower prices, improved service quality and new service offerings have led to increased network usage. As a result, the ability to keep pace with network capacity needs and offer highly reliable national coverage through one’s own network is important. We have an extensive national network, and we continue to look for expansion opportunities through the build-out of existing licenses, acquisitions and/or spectrum leasing. We own licenses that cover much of the country but we expect to continue making significant investments to expand our capacity, extend our coverage area and maintain and improve the reliability of our network. Our major competitors also have these needs and they are addressing them in a similar manner.

•

Pricing. Service and equipment pricing is an important area in which wireless carriers compete, as evidenced by recent increases in the marketing of minutes-sharing plans, free mobile-to-mobile calling, as well as offerings of larger bundles of included minutes at price points with no roaming or long distance charges. We seek to compete in this area by offering our customers services and equipment that they will regard as the best value for the cost.

•

Customer Service. Continued high quality customer service is essential to attract new customers and retain existing customers. We believe that the quality of our customer service is a key factor in retaining our customers and in attracting both new-to-wireless customers and customers of other carriers who want to switch their wireless service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

•

Product Differentiation. As wireless technologies develop and wireless broadband networks expand, continued customer and revenue growth will be increasingly dependent on the development of new and differentiated products and services. We are committed to providing customer solutions through the development and rapid deployment of new and innovative products and services developed both internally and in collaboration with application service providers. In order to expand the availability of a wide range of devices for customers, by the end of 2008 customers will have the option to use wireless devices on our nationwide wireless network that are not provided by Verizon Wireless but otherwise meet Verizon Wireless technical standards.

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

Network

A key part of our business strategy is to provide the highest network reliability, which we believe is a key differentiator in the United States market and a driver of customer satisfaction. We will continue to expand and upgrade our network to provide sufficient capacity and superior coverage throughout our licensed area so that our customers can enjoy high-quality, reliable service. In addition, we will continue to explore strategic opportunities to expand our overall national coverage through selective acquisitions of wireless operations and spectrum licenses. Also, as part of our initiative to provide customers with the option of using wireless devices not provided by Verizon Wireless on our nationwide wireless network (see “Domestic Wireless – Competition – Product Differentiation”), in early 2008, we will publish the technical interface standards that the development community will need in order to design such devices.

Our network is among the most extensive in the United States, with licensed and operational coverage in 49 of the 50 largest metropolitan areas. Our existing network covered a population of approximately 263 million and provided service to 65.7 million customers as of December 31, 2007.

Network Technology

Our primary network technology platform is CDMA, based on spread-spectrum digital radio technology. 1XRTT technology is deployed in virtually all of our cell sites nationwide. In 2004, we began deploying EV-DO (Revision 0), a 3G packet-based technology intended primarily for high-speed data transmission. In 2007, we expanded our EV-DO footprint, covering a population of approximately 242 million as of December 31, 2007. In addition, we deployed EV-DO (Revision A) throughout this footprint, which allows for even faster data speeds than Revision 0.

We plan to develop and deploy our fourth generation mobile broadband network using long term evolution (LTE) technology developed within the Third Generation Partnership Project standards organization. We believe that LTE will provide us with a unique opportunity to adopt an access platform with global scale and compatibility with other technologies. The technology is designed to deliver mobile data networks with higher speed and throughput performance, lower latency, improved efficiencies and global roaming.

Spectrum

We have licenses to provide mobile wireless services on the 800-900 MHz, the 1800 -1900 MHz and on the 1700 and 2100 MHz portions of the radio spectrum. Collectively, these licenses cover territories in which approximately 295 million people, or approximately 99% of the estimated United States population, reside. The 800-900 MHz portion is used to provide digital cellular voice and data services and it was also used to provide analog service in our cellular markets. However, as of February 18, 2008, the FCC no longer requires cellular carriers to provide analog service. We are currently shutting down our analog service and expect the shutdown to be complete in virtually all of our markets by the end of the first quarter of 2008. We use the 1800-1900 MHz portion of the spectrum to provide digital PCS voice and data services, and we intend to use the 1700 and 2100 MHz portions to deploy advanced wireless broadband services.

We anticipate that we will need additional spectrum to meet future demand and that we can meet such needs by purchasing licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC. The FCC began conducting an auction of spectrum in the 700 MHz band on January 24, 2008. This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. We filed an application on December 3, 2007, to qualify as a bidder in this auction, and on January 14, 2008, the FCC announced that we and 213 other applicants had qualified as eligible to bid in the auction. The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction(s), the FCC will not make public any information about a specific applicant’s upfront deposit or its bids. In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

Wireless Services

Voice services. We offer a variety of packages for voice services with features and competitive pricing plans that are predominantly offered on a postpaid basis with a contract term. Specifically, we offer our Nationwide Calling Plans, which provide a choice in amounts of bundled minutes together with no roaming or long distance charges for calls on our preferred network; family/small group and shared minute plans for multiple-user households and small businesses; and plans targeted to business accounts with over 100 lines and national accounts with over 1,000 lines. In addition, we offer a national prepaid product that enables individuals to obtain wireless voice services without a long-term contract by paying in advance.

Data services. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers.

We offer an array of data transmission and content services, such as:

•

NationalAccess/BroadbandAccess. We offer our NationalAccess service, which enables applications such as e-mail, enterprise applications, image downloads and full browsing capabilities for laptop computer users. In addition, in areas where our network provides EV-DO coverage, we offer our BroadbandAccess service, which provides faster speeds on those applications and enables the provisioning of enhanced data applications that can operate at broadband speeds.

•	Text and Picture Messaging. With compatible wireless devices, our customers can send and receive text messages, as well as still pictures and full-motion video clips with sound.

•

V CAST. Our V CAST Video service enables customers to access daily-updated videos from leading content providers of news, weather, sports and entertainment programming in areas covered by our EV-DO network. Our V CAST Music service enables customers to download music either directly to their V CAST Music-enabled handsets or to their personal computers. In addition, our V CAST MobileTV service provides customers in select markets the ability to access television programming such as news, sports, music and comedy through the use of TV-enabled handsets.

•	Get It Now. Our Get It Now service enables our customers to download hundreds of applications to their handsets, including ringtones, games and wallpaper images.

•

Mobile Web. Our Mobile Web service offers our customers access to content on the Internet through our portal, such as web-based e-mail, news, weather and sports and the ability to bookmark their favorite sites for access to their preferred content.

•

VZ Navigator. Our VZ Navigator service enables customers to obtain audible turn-by-turn directions to their destinations, locate various points of interest and access other location-related information by using VZ Navigator-capable wireless devices.

•

Wireless Business Solutions – VZOffice. Through our suite of VZOffice services, we provide enterprise customers with solutions for accessing the Internet and their corporate intranet, which allow for optimized wireless access to the customer’s corporate applications or databases. VZEmail, included as part of our VZOffice services, offers a compelling suite of products that enables wireless e-mail across our diverse portfolio of wireless devices.

•

Wireless Office. Our Wireless Office suite of services offers our wireless business customers, through the use of their existing wireless devices, calling features traditionally associated with landline/PBX phones, such as abbreviated dialing.

Global Services

We offer a host of global solutions, available on certain of the wireless devices we offer, including GlobalAccess and GlobalEmail. This suite of solutions gives customers voice service in more than 185 destinations worldwide and data access in more than 100 destinations worldwide.

Wireless Devices

We are a service provider of choice for wireless device manufacturers which helps us develop exclusive offers for our customers, as well as branded wireless devices that complement our focus on a high-quality customer experience. The wireless devices that we offer are predominantly EV-DO enabled, and all of them are compatible with our 1XRTT network. In addition, all of the handsets that we offer are headphone/earphone compatible and, compliant with the FCC’s E-911 requirements, through their GPS functionality.

Marketing

We focus our marketing strategy on targeting solutions based on satisfying our customers’ needs, promoting our brand, leveraging our extensive distribution network and cross-marketing with Verizon’s other business units and Vodafone.

We focus our marketing efforts on a coordinated program of television, print, radio, outdoor signage and Internet and point-of-sale media promotions. Coordinated marketing efforts throughout our service area ensure that our marketing message is consistently presented across all of our markets. Promoting the “Verizon Wireless” brand is complemented by Verizon’s other brand marketing efforts, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of Verizon Communications’ customer base.

Sales and Distribution Channels

Our sales strategy uses a mix of direct, indirect and wholesale distribution channels to increase customer growth while reducing customer acquisition costs.

Our company-operated stores are an important component of our distribution strategy. Our experience has been that customers entering through this direct channel are generally higher-value customers who generate higher revenue per month on average and are less likely to cancel their service than those who come through other mass-market channels. We had approximately 2,400 company-operated stores and kiosks (including our “store-within-a-store” kiosks in Circuit City and BJ’s Wholesale locations) as of December 31, 2007. In addition, our direct channel also includes our business-to-business organization, which is focused on supporting the needs of our local, regional and national business customers, as well as a telemarketing sales force dedicated to receiving incoming calls. We also offer fully-automated, end-to-end, web-based sales of wireless devices, accessories and service in all of our markets.

We have indirect retail locations throughout the United States selling wireless services, including both full-service locations and locations selling our prepaid products and services, such as Wal-Mart, Best Buy and Target. We also sell wireless access on a wholesale basis, which involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.

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

Under our enhanced Worry Free Guarantee, a national retention and loyalty initiative, we commit to provide our customers an extensive and advanced network: responsive customer service with end-to-end resolution; the option to change at any time to any qualifying price plan without payment of any additional fees or requiring any contract extension; a satisfaction guarantee with our “Test Drive” program; an early termination fee that declines each full month that a customer remains on their contract; and a handset upgrade credit every two years, provided that the customer signs a new two-year contract on a calling plan with at least $35 monthly access. In addition, our “My Account Advantage” program offers customers who register with our “My Account” website free back-up protection that stores a copy of the customer’s phone contact list on a secure website, an annual handset upgrade option for qualified customers and periodic notification if the customer exceeds their plan allowance. Another major retention and loyalty program is a customer life cycle management program in which we contact customers at key points in their service tenure with targeted offers and to provide proactive rate-plan analysis.

Recent Developments

“Recent Developments” included in “Other Factors That May Affect Future Results” on pages 33 through 34 of the 2007 Verizon Annual Report to Shareowners is incorporated by reference into this Report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 34 through 37 of the 2007 Verizon Annual Report to Shareowners is incorporated by reference into this Report.

Employees

As of December 31, 2007, Verizon and its subsidiaries had approximately 235,000 employees. Unions represent approximately 40% of our employees.

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

•	material changes in available technology, including disruption of our suppliers’ provisioning of critical products or services;

•	the impact on our operations of natural or man-made disasters and any resulting financial impact not covered by insurance;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	the timing, scope and financial impact of our deployment of fiber-to-the-premises broadband technology;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources;

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

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional lines between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on how successfully we anticipate and respond to various competitive factors, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends and pricing pressures. We are subject to more regulation and have higher cost structures than many of our competitors, due in part to the presence of a unionized workforce and a large retiree population in our wireline business. Accordingly, our competitors may be able to offer services at lower prices. The resulting pressure on the price of services we provide may result in reduced revenues and profits. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact of such labor organizing on our costs.

If we are not able to take advantage of technological developments in the telecommunications industry on a timely basis, we may experience a decline in a demand for our services or may be unable to implement our business strategy.

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

While we believe our primary wireless technology platform, CDMA, and its upgrades offer many advantages, many competing wireless service providers have chosen GSM or other technologies as the technology platforms for their wireless networks. In addition, in November 2007, we announced that we intend to develop and deploy our “fourth generation” mobile broadband network using “Long Term Evolution” (LTE). This new technology is designed to enable mobile data networks with higher speeds and improved efficiencies. However, there are risks that current or future versions of the wireless technologies and evolutionary path that we have selected may not be demanded by existing and prospective customers or provide the advantages that we expect. In addition, there are risks that other wireless carriers on whom our customers roam may change their technology to other technologies that are incompatible with ours. As a result, the ability of our and such other carriers’ customers to roam on our respective wireless networks could be adversely affected. If these risks materialize, our ability to provide national wireless service to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

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

Our operations are subject to regulation by the FCC and other federal, state and local agencies. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. For example, the development of new technologies, such as Internet Protocol-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation between the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology. In addition, the rapid growth of the wireless industry has led to an increase in efforts by some state legislatures and state public utility commissions to regulate the industry in ways that may impose additional costs on Verizon Wireless. Moreover, many states have also imposed significant taxes on providers in the wireless industry.

Natural or man-made disasters may disrupt our operations.

The occurrence of natural or man-made disasters may disrupt our operations. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.

Our business faces a substantial amount of litigation, including patent infringement lawsuits, antitrust class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters, and class action lawsuits that challenge marketing practices and disclosures relating to alleged adverse health effects of handheld wireless phones. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $214 billion at December 31, 2007 and $204 billion at December 31, 2006, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2007	2006
Network equipment	81.1%	80.1%
Land, buildings and building equipment	9.6	9.9
Furniture and other	9.3	10.0
	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2007	2006
Wireline	75.7%	76.7%
Wireless	23.8	22.7
Corporate and Other	0.5	0.6
	100.0%	100.0%

Network equipment consists primarily of cable (predominantly aerial, buried underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings owned by Verizon that are used for administrative and other purposes. Furniture and other consists of public telephone instruments and telephone equipment (including PBXs), furniture, office equipment, motor vehicles, plant under construction, capital leases, capitalized computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

The customers of our telephone operations are served by electronic switch systems (analog/digital/packet) that provide a wide variety of services. As of December 31, 2007, virtually all of the switched access lines were served by digital capability.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending for Wireline was $10,956 million in 2007, $10,259 million in 2006 and $8,267 million in 2005. Capital spending for Domestic Wireless was $6,503 million in 2007, $6,618 million in 2006 and $6,484 million in 2005.

Item 3. Legal Proceedings

Verizon, and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit and has moved to dismiss them.

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

Verizon Wireless is conducting an audit of its cell site, switch and non-retail building facilities under an audit agreement with the United States Environmental Protection Agency. The audit while not complete, identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. Although none of the potential violations has resulted in a release or threatened release, aggregate penalties relating to alleged violations could exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Ivan G. Seidenberg	61	Chairman and Chief Executive Officer	2000
William P. Barr	57	Executive Vice President and General Counsel	2000
Thomas A. Bartlett	49	Senior Vice President and Controller	2005
John W. Diercksen	58	Executive Vice President – Strategy, Development and Planning	2003
Shaygan Kheradpir	47	Executive Vice President and Chief Information Officer	2007
John F. Killian	53	President – Verizon Business	2006
Richard J. Lynch	59	Executive Vice President and Chief Technology Officer	2007
Lowell C. McAdam	53	Executive Vice President and President and Chief Executive Officer – Verizon Wireless	2007
Marc C. Reed	49	Executive Vice President – Human Resources	2004
Virginia P. Ruesterholz	46	President – Verizon Telecom	2006
John G. Stratton	46	Executive Vice President and Chief Marketing Officer	2007
Dennis F. Strigl	61	President and Chief Operating Officer	2007
Thomas J. Tauke	57	Executive Vice President – Public Affairs, Policy and Communications	2004
Doreen A. Toben	58	Executive Vice President and Chief Financial Officer	2002
Catherine T. Webster	55	Senior Vice President and Treasurer	2005

Prior to serving as an executive officer, each of the above officers has held high level managerial positions with the company or one of its subsidiaries for at least five years.

Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. The common stock is also listed in the United States on the Chicago and Philadelphia stock exchanges. As of December 31, 2007, there were 836,237 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2007	First Quarter	$ 38.77	$ 35.60	$ .405
	Second Quarter	43.99	36.75	.405
	Third Quarter	44.75	39.27	.430
	Fourth Quarter	46.24	40.77	.430

2006*	First Quarter	$ 33.89	$ 28.95	$ .405
	Second Quarter	33.46	29.00	.405
	Third Quarter	36.62	30.22	.405
	Fourth Quarter	37.64	33.99	.405

* 2006 prices have been adjusted for the spin-off of our domestic print and Internet yellow pages directories business.

The following table provides information about Verizon’s common stock repurchases during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	7,245,000	$ 45.02	7,245,000	56,814,000
November	11,209,000	43.28	11,209,000	45,605,000
December	6,781,000	43.85	6,781,000	38,824,000
	25,235,000		25,235,000

On January 19, 2006, the Board of Directors approved a share buy back program which authorized the repurchase of up to 100 million common shares by no later than the close of business on February 28, 2008. On March 1, 2007, the Board of Directors replaced this share buy back program with a new program for the repurchase of up to 100 million shares of Verizon common stock through the earlier of February 28, 2010 or when the total number of shares repurchased under the new buy back program aggregates to 100 million. On February 7, 2008, the Board of Directors replaced this share buy back program with a new program for the repurchase of up to 100 million common shares terminating no later than the close of business on February 28, 2011. The Board also determined that no additional shares were to be purchased under the prior program. The current program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Board also authorized Verizon to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 6. Selected Financial Data

Information required by this item is included in the 2007 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 17, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations

Information required by this item is included in the 2007 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 37, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2007 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 31, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2007 Verizon Annual Report to Shareowners on pages 38 through 71, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2007.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm is included in the 2007 Verizon Annual Report to Shareowners on pages 38 through 39 and is incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Report. For other information required by this item see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices,” “About the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in the Proxy Statement for our 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Directors and Officers” in the Proxy Statement for our 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	139,145,918	$ 49.28	137,935,869
Equity compensation plans not approved by security holders	36,754,227	41.96	13,236,690*
Total	175,900,145	47.75	151,172,559

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, and director independence, see the sections entitled “About Verizon’s Governance Practices” and “About the Board of Directors and its Committees” in the Proxy Statement for our 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for our 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated herein by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2007. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	22

(5)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (Exhibit 3a to Form 10-K for the year ended December 31, 2005).

3b	Bylaws of Verizon, as amended, effective as of February 7, 2008 (Exhibit 3b to Form 8-K dated February 7, 2008).

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

10a(i) Description of Amendment to Plan (Exhibit 10a(i) to Form 10-K for the year ended December 31, 2004).*

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

10d	GTE’s Directors’ Deferred Stock Unit Plan (Exhibit 10-8 to GTE’s Form 10-K for the year ended December 31, 1997, File No. 1-2755).*

10e	Description of Non-Employee Director’s Travel Accident Insurance Coverage filed herewith.*

10f	Bell Atlantic Directors’ Charitable Giving Program, as amended (Exhibit 10p to Form SE dated March 29, 1990 and Exhibit 10p to Form SE dated March 29, 1993).*

10g	GTE’s Charitable Awards Program (Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755).*

10h	NYNEX Directors’ Charitable Award Program (Exhibit 10i to Form 10-K for the year ended December 31, 2000).*

10i	Verizon 2000 Broad-Based Incentive Plan (Exhibit 10h to Form 10-Q for the period ended September 30, 2000).*

10j	Verizon Long-Term Incentive Plan (Appendix B to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10j(i) Restricted Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10a to Form 10-Q for the period ended March 31, 2005).*

10j(ii) Performance Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10b to Form 10-Q for the period ended March 31, 2005).*

10j(ii)(a) Addendum to Performance Stock Unit Agreement 2005-2007 Award Cycle (Exhibit 10j(iv)(a) to Form 10-K for the year ended December 31, 2005).*

10j(iii) Restricted Stock Unit Agreement 2006-2008 Award Cycle (Exhibit 10j(v) to Form 10-K for the year ended December 31, 2005).*

10j(iv) Performance Stock Unit Agreement 2006-2008 Award Cycle (Exhibit 10j(vi) to Form 10-K for the year ended December 31, 2005).*

10j(iv)(a) Addendum to Performance Stock Unit Agreement (Exhibit 10a to Form 10-Q for the period ended March 31, 2006). *

10j(v) Restricted Stock Unit Agreement 2007-09 Award Cycle (Exhibit 10a to Form 10-Q for the period ended March 31, 2007).*

10j(v)(a) Special Restricted Stock Unit Agreement (Exhibit 10c to Form 10-Q for the period ended March 31, 2007).*

10j(vi) Performance Stock Unit Agreement 2007-09 Award Cycle (Exhibit 10b to Form 10-Q for the period ended March 31, 2007).*

10j(vi)(a) Form of Addendum to Performance Stock Unit Agreement (Exhibit 10d to Form 10-Q for the period ended March 31, 2007).*

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

10n	Verizon Short-Term Incentive Plan (Appendix C to Verizon’s 2001 Proxy Statement filed March 12, 2001).*

10o	Verizon Income Deferral Plan (Exhibit 10f to Form 10-Q for the period ended June 30, 2002).*

10o(i) Description of Amendment to Plan (Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004). *

10p	Verizon Excess Pension Plan (Exhibit 10p to Form 10-K for the year ended December 31, 2004). *

10p(i) Description of Amendment to Plan (Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004).*

10q	GTE’s Executive Salary Deferral Plan, as amended (Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755).*

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

10hh(i) Amendment to NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608).*

10ii

U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (Exhibit 10 to Form 10-Q for the period ended September 30, 1999).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2007. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2007, 2006 and 2005

		Additions		(dollars in millions)
Description	Balance at Beginning of Period	Charged To Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)	Balance at End of Period
Allowance for Uncollectible
Accounts Receivable:
Year 2007	$ 1,139	$ 1,047	$ 834	$ 1,995	$ 1,025
Year 2006	1,100	1,034	1,627	2,622	1,139
Year 2005	1,363	1,076	794	2,133	1,100

Valuation Allowance for Deferred Tax Assets:
Year 2007	$ 2,600	$ 231	$ 29	$ 189	$ 2,671
Year 2006	815	51	2,234	500	2,600
Year 2005	1,217	46	43	491	815

Discontinued Businesses:
Year 2007	$ 237	$ –	$ –	$ 13	$ 224
Year 2006	248	–	–	11	237
Year 2005	287	5	–	44	248

(a)

Allowance for Uncollectible Accounts Receivable includes: (1) amounts previously written off which were credited directly to this account when recovered: and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us. Also includes amounts transferred from other accounts. The 2006 amounts charged to other accounts for the allowance for uncollectible accounts receivable and valuation allowance for deferred tax assets were primarily due to the acquisition of MCI.

(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

By:	/s/ Thomas A. Bartlett	Date:	February 26, 2008
Thomas A. Bartlett
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg	Chairman and Chief Executive Officer	February 26, 2008
Ivan G. Seidenberg

Principal Financial Officer:

/s/ Doreen A. Toben	Executive Vice President and Chief Financial Officer	February 26, 2008
Doreen A. Toben

Principal Accounting Officer:

/s/ Thomas A. Bartlett	Senior Vice President and Controller	February 26, 2008
Thomas A. Bartlett

Signatures – Continued

/s/ Ivan G. Seidenberg	Director	February 26, 2008
Ivan G. Seidenberg

/s/ Richard L. Carrión	Director	February 26, 2008
Richard L. Carrión

/s/ M. Frances Keeth	Director	February 26, 2008
M. Frances Keeth

/s/ Robert W. Lane	Director	February 26, 2008
Robert W. Lane

/s/ Sandra O. Moose	Director	February 26, 2008
Sandra O. Moose

/s/ Joseph Neubauer	Director	February 26, 2008
Joseph Neubauer

/s/ Donald T. Nicolaisen	Director	February 26, 2008
Donald T. Nicolaisen

/s/ Thomas H. O’Brien	Director	February 26, 2008
Thomas H. O’Brien

/s/ Clarence Otis, Jr.	Director	February 26, 2008
Clarence Otis, Jr.

/s/ Hugh B. Price	Director	February 26, 2008
Hugh B. Price

/s/ John W. Snow	Director	February 26, 2008
John W. Snow

/s/ John R. Stafford	Director	February 26, 2008
John R. Stafford

/s/ Robert D. Storey	Director	February 26, 2008
Robert D. Storey