Form 10-Q
period 2008-03-31
VERIZON COMMUNICATIONS INC
filed 2008-04-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

        (Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At March 31, 2008, 2,850,628,308 shares of the registrant’s Common Stock were outstanding, after deducting 116,981,811 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2008	2007

Operating Revenues	$23,833	$22,584

Operating Expenses
Cost of services and sales (exclusive of items shown below)	9,517	8,912
Selling, general and administrative expense	6,401	6,343
Depreciation and amortization expense	3,582	3,533
Total Operating Expenses	19,500	18,788

Operating Income	4,333	3,796
Equity in earnings of unconsolidated businesses	97	160
Other income and (expense), net	23	48
Interest expense	(459)	(485)
Minority interest	(1,407)	(1,154)
Income Before Provision For Income Taxes, Discontinued Operations and Extraordinary Item	2,587	2,365
Provision for income taxes	(945)	(881)
Income Before Discontinued Operations and Extraordinary Item	1,642	1,484

Income from discontinued operations, net of tax	–	142
Extraordinary item, net of tax	–	(131)
Net Income	$1,642	$1,495

Basic Earnings Per Common Share(1)
Income before discontinued operations and extraordinary item	$.57	.51
Income from discontinued operations, net of tax	–	.05
Extraordinary item, net of tax	–	(.05)
Net Income	$.57	.51
Weighted-average shares outstanding (in millions)	2,863	2,909

Diluted Earnings Per Common Share(1)
Income before discontinued operations and extraordinary item	$.57	.51
Income from discontinued operations, net of tax	–	.05
Extraordinary item, net of tax	–	(.05)
Net Income	$.57	.51
Weighted-average shares outstanding (in millions)	2,865	2,911

Dividends declared per common share	$.430	$.405

(1) Total of per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2008	At December 31, 2007

Assets
Current assets
Cash and cash equivalents	$5,485	$1,153
Short-term investments	1,957	2,244
Accounts receivable, net of allowances of $1,025 and $1,025	11,048	11,736
Inventories	1,672	1,729
Prepaid expenses and other	2,286	1,836
Total current assets	22,448	18,698

Plant, property and equipment	211,834	213,994
Less accumulated depreciation	127,350	128,700
	84,484	85,294

Investments in unconsolidated businesses	3,653	3,372
Wireless licenses	50,833	50,796
Goodwill	5,233	5,245
Other intangible assets, net	4,867	4,988
Other assets	19,775	18,566
Total assets	$191,293	$186,959

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$3,712	$2,954
Accounts payable and accrued liabilities	13,661	14,462
Other	7,371	7,325
Total current liabilities	24,744	24,741

Long-term debt	32,134	28,203
Employee benefit obligations	29,227	29,960
Deferred income taxes	15,468	14,784
Other liabilities	6,041	6,402

Minority interest	33,399	32,288

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares and 2,967,610,119 shares issued)	297	297
Contributed capital	40,290	40,316
Reinvested earnings	18,301	17,884
Accumulated other comprehensive loss	(4,207)	(4,506)
Common stock in treasury, at cost	(4,481)	(3,489)
Deferred compensation – employee stock ownership plans and other	80	79
Total shareowners’ investment	50,280	50,581
Total liabilities and shareowners’ investment	$191,293	$186,959

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2008	2007

Cash Flows from Operating Activities
Net Income	$1,642	$1,495
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization expense	3,582	3,533
Employee retirement benefits	407	430
Deferred income taxes	682	222
Provision for uncollectible accounts	298	281
Equity in earnings of unconsolidated businesses, net of dividends received	(90)	(53)
Extraordinary item, net of tax	–	131
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(564)	(1,116)
Other, net	(567)	121

Net cash provided by operating activities – continuing operations	5,390	5,044
Net cash used in operating activities – discontinued operations	–	(527)

Net cash provided by operating activities	5,390	4,517

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,220)	(4,163)
Acquisitions of businesses and licenses, net of cash acquired, and investments	(931)	(124)
Net change in short-term investments	241	282
Other, net	92	61

Net cash used in investing activities – continuing operations	(4,818)	(3,944)
Net cash provided by investing activities – discontinued operations	–	757

Net cash used in investing activities	(4,818)	(3,187)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	4,194	1,424
Repayments of long-term borrowings and capital lease obligations	(1,182)	(3,314)
Increase in short-term obligations, excluding current maturities	2,929	141
Dividends paid	(1,237)	(1,179)
Proceeds from sale of common stock	9	110
Purchase of common stock for treasury	(1,001)	(427)
Other, net	48	(3)

Net cash provided by (used in) financing activities – continuing operations	3,760	(3,248)
Net cash provided by (used in) financing activities – discontinued operations	–	–

Net cash provided by (used in) financing activities	3,760	(3,248)

Increase (decrease) in cash and cash equivalents	4,332	(1,918)
Cash and cash equivalents, beginning of period	1,153	3,219

Cash and cash equivalents, end of period	$5,485	$1,301

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

2. Other Dispositions, Discontinued Operations and Extraordinary Item

Other Dispositions

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint Communications, Inc. (FairPoint) providing for Verizon to establish a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spin-off that new entity into a newly formed company, known as Northern New England Spinco Inc. (Spinco), to Verizon’s shareowners, and immediately merging it with and into FairPoint.

On March 31, 2008, we completed the spin-off of the shares of Spinco to Verizon shareowners and the merger of Spinco with FairPoint, resulting in Verizon shareowners collectively owning approximately 60 percent of FairPoint common stock. FairPoint issued approximately 53.8 million shares of FairPoint common stock to Verizon shareowners in the merger, and Verizon shareowners received one share of FairPoint common stock for every 53.0245 shares of Verizon common stock they owned as of March 7, 2008. FairPoint paid cash in lieu of any fraction of a share of FairPoint common stock.

On April 1, 2008, the number of shares of restricted stock units (RSUs) and performance stock units (PSUs) were adjusted pursuant to the terms of the applicable Verizon equity incentive plans, taking into account the change in the value of Verizon common stock as a result of the spin-off.

We also entered into other agreements that defined responsibility for obligations arising before or that may arise after the spin-off, including, among others, obligations relating to Verizon employees whose primary duties relate to Spinco’s business, certain transition services and taxes. In general, the agreements governing the exchange of services between us and FairPoint are for specified periods at cost-based or commercial rates.

As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. In April 2008, $1.2 billion of the proceeds were used to retire short-term obligations. The condensed consolidated income statements for the periods presented include the results of operations of the local exchange and related business assets in Maine, New Hampshire and Vermont through March 31, 2008, the date of completion of the spin-off. The condensed consolidated balance sheet as of March 31, 2008 has been adjusted to reflect the spin-off which increased shareowners’ investment by approximately $30 million, and included approximately $88 million ($49 million after-tax) related to defined benefit pension and postretirement plans, which is reflected as a reduction to Accumulated Other Comprehensive Loss.

During the first quarter of 2008, we recorded pretax charges of $103 million ($81 million after-tax) for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont from Verizon at the closing of the transaction, as well as for professional advisory and legal fees in connection with this transaction.

Discontinued Operations

Telecomunicaciones de Puerto Rico, Inc.

On March 30, 2007, we completed the sale of our 52% interest in Telecomunicaciones de Puerto Rico, Inc. (TELPRI) and received gross proceeds of approximately $980 million. The sale resulted in a pretax gain of $120 million ($70 million after-tax). Verizon contributed $100 million ($65 million after-tax) of the proceeds to the Verizon Foundation during the three months ended March 31, 2007.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the results of operations of TELPRI as discontinued operations in the condensed consolidated statements of income for all periods presented through the date of the sale. Income from discontinued operations, net of tax, for TELPRI presented in the condensed consolidated statements of income was comprised of the following:

(dollars in millions)	For the three months ended March 31, 2007
Operating revenues	$306

Income before provision for income taxes	$185
Provision for income taxes	(43)

Income from discontinued operations, net of tax	$142

Extraordinary Item

Compañía Anónima Nacional Teléfonos de Venezuela (CANTV)

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the prices in the tender offers would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU. Based upon our investment balance in CANTV, we recorded an extraordinary loss of $131 million, including taxes of $38 million, during the first quarter of 2007.

3. Fair Value Measurements

SFAS No. 157

SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, wireless licenses and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We are currently evaluating the impact of FSP 157-2 on our financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our financial statements.

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments	$258	$1,699	$–	$1,957
Investments in unconsolidated businesses	313	–	–	313
Other assets	–	845	–	845

Liabilities:
Other liabilities	$–	$171	$–	$171

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Short-term investments primarily include a fund comprised of cash equivalents held in trust for the payment of certain employee benefits and are classified as Level 2 as they are not actively traded in an established market. Short-term investments and Investments in unconsolidated businesses also include equity securities, mutual funds, United States (U.S.) Treasuries, and obligations of the U.S. government, which are generally measured using quoted prices in active markets and are classified as Level 1. Other assets are primarily comprised of domestic and foreign corporate and government bonds. While quoted prices in active markets for certain of these debt securities are available, for some they are not. As permitted under SFAS No. 157, we use alternative matrix pricing as a practical expedient resulting in our debt securities being classified as Level 2. Also included in Other assets and in Other liabilities are derivative contracts, comprised of interest rate swaps and net investment hedges, that are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. As permitted by SFAS No. 157, we use mid-market pricing for fair value measurements of our derivative instruments.

Fair Value Measurements on a Nonrecurring Basis

As permitted by FSP 157-2, Verizon elected to defer the fair value measurement disclosure of our (a) nonfinancial assets including goodwill, wireless licenses, long-lived assets and finite life intangible assets in the determination of impairment under SFAS No. 142 or SFAS No. 144, (b) asset retirement obligations initially measured at fair value under SFAS No. 143 Accounting for Asset Retirement Obligations, (c) nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities and (d) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

SFAS No. 159

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, our adoption of this statement effective January 1, 2008 did not have an impact on our financial statements.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Wireline	Domestic Wireless	Total
Balance at December 31, 2007	$4,900	$345	$5,245
Reclassifications and adjustments	(12)	–	(12)
Balance at March 31, 2008	$4,888	$345	$5,233

Other Intangible Assets

The following table displays the details of other intangible assets:

	At March 31, 2008		At December 31, 2007
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer lists (3 to 10 years)	$1,286	$487	$1,307	$459
Non-network internal-use software (2 to 7 years)	7,996	4,097	8,116	4,147
Other (1 to 25 years)	218	49	215	44
Total	$9,500	$4,633	$9,638	$4,650
Indefinite-lived intangible assets:
Wireless licenses	$50,833		$50,796

Amortization expense was $332 million and $343 million for the three months ended March 31, 2008 and 2007 respectively. Amortization expense is estimated to be $1,343 million for the full year of 2008, $1,148 million in 2009, $926 million in 2010, $734 million in 2011 and $510 million in 2012.

On January 24, 2008, the Federal Communications Commission (FCC) began conducting an auction of spectrum in the 700 MHz band (Auction 73). This spectrum is currently used for UHF television broadcasting, but by law those operations must cease no later than February 17, 2009. On December 3, 2007, Cellco Partnership doing business as Verizon Wireless (Verizon Wireless) filed an application to bid in this auction. On January 4, 2008, Verizon Wireless paid to the FCC an $885 million refundable deposit in order to obtain 590 million bidding eligibility units for participation in this auction. This payment to the FCC was classified as a deposit and is included in Other Assets, in the accompanying condensed consolidated balance sheets.

On March 20, 2008, the FCC announced that Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHZ licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. Verizon Wireless paid to the FCC the remaining $8.5 billion owed with respect to these licenses in April 2008 as required by the FCC rules for the auction and expects to receive these licenses, pending FCC approval, late in the second quarter of 2008.

5. Mergers and Acquisitions

Rural Cellular Corporation

In late July 2007, Verizon Wireless announced that it had entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash (or approximately $757 million). As a result of the acquisition, Verizon Wireless will assume Rural Cellular’s outstanding debt. The total value of the transaction is approximately $2.7 billion. Rural Cellular has more than 700,000 customers in markets adjacent to Verizon Wireless’s existing customer service areas. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. Rural Cellular’s shareholders approved the transaction on October 4, 2007. The acquisition, which is subject to regulatory approvals, is expected to close in the second quarter of 2008.

In a related transaction, on December 3, 2007, Verizon Wireless signed a definitive exchange agreement with AT&T. Under the terms of the agreement, Verizon Wireless will receive cellular operating markets in Madison and Mason, KY, and 10MHz PCS licenses in Las Vegas, NV; Buffalo, NY; Sunbury-Shamokin and Erie, PA; and Youngstown, OH. Verizon Wireless will also receive minority interests held by AT&T in three entities in which Verizon Wireless also holds an interest plus a cash payment. In exchange, Verizon Wireless will transfer to AT&T six cellular operating markets in Burlington, Franklin and the northern portion of Addison, VT; Franklin, NY; and Okanogan and Ferry, WA; and a cellular license for the Kentucky-6 market. The operating markets Verizon Wireless is exchanging are among those it is to acquire from Rural Cellular. The exchange with AT&T is subject to regulatory approvals and is expected to close in the second half of 2008.

Other

In connection with the 2006 acquisition of MCI, Inc. (MCI), we recorded certain severance and severance-related costs and contract termination costs associated with the merger, pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following table summarizes the activity related to these obligations during the first quarter of 2008:

(dollars in millions)	At December 31, 2007	Payments	At March 31, 2008

Severance costs and contract termination costs	$ 36	$ (6)	$ 30

The remaining contract termination costs at March 31, 2008 are expected to be paid over the remaining contract periods through 2009.

During the first quarter of 2008 and 2007, we recorded pretax charges of $29 million ($18 million after-tax) and $14 million ($9 million after-tax) respectively, primarily associated with the MCI acquisition that were comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising.

6. Debt

Issuance of Debt

In February 2008, we issued $4,000 million of fixed rate notes, with varying maturities, that resulted in cash proceeds of $3,953 million, net of discounts and issuance costs. In January 2008, Verizon utilized a $239 million fixed rate vendor financing facility due 2010.

In April 2008, we issued $4,000 million of fixed rate notes, with varying maturities, that resulted in cash proceeds of $3,950 million, net of discounts and issuance costs.

Interest Rate Swaps

During the first quarter of 2008, we entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. Based on the swap agreements we receive a fixed rate and pay variable rate based on LIBOR. These swaps were designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record these interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The fair value of the interest rate swaps at March 31, 2008 included in other long-term assets and long-term debt was not material.

Redemption of Debt

On February 15, 2008, $125 million Verizon South Inc. 6.0% notes matured and were repaid. On January 15, 2008, $1,000 million Verizon Communications Inc. 4.0% notes matured and were repaid.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of March 31, 2008, $2,450 million principal amount of these obligations remained outstanding. Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of March 31, 2008, $70 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

7. Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in computing earnings per common share:

	Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2008	2007

Income Before Discontinued Operations and Extraordinary Item	$1,642	$1,484

Weighted-average shares outstanding – basic	2,863	2,909
Effect of dilutive securities – stock options	2	2

Weighted-average shares outstanding – diluted	2,865	2,911

Earnings Per Common Share from Income Before Discontinued Operations and Extraordinary Item
Basic	$.57	.51
Diluted	$.57	.51

Certain outstanding stock options were not included in the computation of diluted earnings per common share because they were not dilutive, including approximately 145 million weighted-average shares during the first quarter of 2008 and 181 million weighted-average shares during the first quarter of 2007.

8. Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

The Verizon Communications Long-Term Incentive Plan (the Plan) permits the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance share units and other awards. The maximum number of shares for awards is 207 million.

Restricted Stock Units

The Plan provides for grants of restricted stock units (RSUs) that generally vest at the end of the third year after the grant. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock. Dividend equivalent units are also paid to participants at the time the RSU award is paid.

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	21,573	$ 34.80
Granted	6,156	36.87
Payments	(6,854)	36.06
Cancelled/Forfeited	(19)	34.81
Outstanding restricted stock units, March 31, 2008	20,856	35.00

Performance Share Units

The Plan also provides for grants of performance share units (PSUs) that generally vest at the end of the third year after the grant if certain threshold performance requirements have been satisfied. The PSUs are classified as liability awards because the PSUs will be paid in cash upon vesting. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	32,135	$ 34.80
Granted	9,580	36.87
Payments	(7,596)	36.06
Cancelled/Forfeited	(2,305)	36.04
Outstanding performance share units, March 31, 2008	31,814	35.03

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees and other participating affiliates of the Partnership. The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of March 31, 2008, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding rights, beginning of year	60,412	$ 17.58
Exercised	(5,459)	18.89
Cancelled/Forfeited	(129)	20.28

Outstanding rights, March 31, 2008	54,824	17.43

Stock-Based Compensation Expense

After-tax compensation expense for stock-based compensation related to RSUs, PSUs, and VARs described above included in net income as reported for the three months ended March 31, 2008 and 2007 was $20 million and $202 million, respectively.

As of March 31, 2008, unrecognized compensation expense related to the unvested portion of RSUs and PSUs was approximately $697 million and is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

The Verizon Long-Term Incentive Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004; all stock options outstanding are vested and exercisable.

The following table summarizes our stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	174,863	$ 47.78
Exercised	(122)	39.17
Cancelled/Forfeited	(10,479)	45.92
Options outstanding, March 31, 2008	164,262	47.90

The weighted-average remaining contractual term was approximately three years for stock options outstanding as of March 31, 2008.

The total intrinsic value for stock options outstanding and exercised as of March 31, 2008 and 2007 was not material.

The amount of cash received from the exercise of stock options during the three months ended March 31, 2008 was not material and during the three months ended March 31, 2007 was $113 million. The related tax benefits were not material.

The after-tax compensation expense for stock options was not material for the three months ended March 31, 2007.

9. Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit costs (income) related to our pension and postretirement health care and life insurance plans:

(dollars in millions)
		Pension	Health Care and Life

Three Months Ended March 31,	2008	2007	2008	2007
Service cost	$96	$111	$81	$88
Interest cost	491	494	429	398
Expected return on plan assets	(800)	(794)	(80)	(79)
Amortization of prior service cost	14	11	99	98
Actuarial loss, net	10	24	67	79

Net periodic benefit (income) cost	$(189)	$(154)	$596	$584

Employer Contributions

During the three months ended March 31, 2008, we made no contributions to our qualified pension trusts, $63 million to nonqualified pension plans and $381 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2008 is based on current regulations, including continued pension funding relief. The anticipated required qualified pension trust contributions disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2007 have not changed.

Severance Benefits

During the three months ended March 31, 2008, we paid severance benefits of $128 million, excluding amounts related to the MCI acquisition (see Note 5). At March 31, 2008, we had a remaining severance liability of $910 million, which includes future contractual payments to employees separated as of March 31, 2008.

10. Tax and Other Items

Income Taxes

The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,596 million and $2,883 million at March 31, 2008 and December 31, 2007, respectively. The decrease in the first quarter was due to the resolution of issues under income tax examinations and was primarily offset by an increase to deferred income taxes. As a result of the anticipated resolution of various income tax audits within the next twelve months, we believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease. Any actual decrease will primarily be offset by an increase to deferred income taxes and is not expected to have a material impact on our results of operations.

Vodafone Omnitel Dividend

In April 2008, Verizon received a net distribution from Vodafone Omnitel N.V. (Vodafone Omnitel) of approximately $670 million, for which taxes were previously recorded. We anticipate that we may receive an additional distribution from Vodafone Omnitel within the next twelve months.

11. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of Other Comprehensive Income were as follows:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Net Income	$1,642	$1,495

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	178	17
Unrealized derivative gains on cash flow hedges (see Note 3)	1	6
Unrealized loss on marketable securities (see Note 3)	(33)	(6)
Defined benefit pension and postretirement plans	104	136
Dispositions of TELPRI and other	–	241

	250	394

Total Comprehensive Income	$1,892	$1,889

Foreign currency translation adjustments during the first quarter of 2008 were primarily the result of unrealized foreign currency translation gains related to our investment in Vodafone Omnitel and from international operations at our Wireline segment.

Defined benefit pension and postretirement plan activity during the first quarter of 2008 included $88 million ($49 million after-tax) in connection with the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont, which is reflected as a reduction to Accumulated Other Comprehensive Loss.

The components of Accumulated Other Comprehensive Loss were as follows:

(dollars in millions)	At March 31, 2008	At December 31, 2007
Foreign currency translation adjustments	$1,345	$1,167
Unrealized derivative losses on cash flow hedges	(9)	(10)
Unrealized gains on marketable securities	27	60
Defined benefit pension and postretirement plans	(5,570)	(5,723)

Accumulated Other Comprehensive Loss	$(4,207)	$(4,506)

Net Investment Hedge

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and partially offset the impact of foreign currency changes on the value of our net investment. As of March 31, 2008, Accumulated Other Comprehensive Loss includes unrecognized losses of approximately $171 million ($111 million after-tax) related to these hedge contracts, which along with the unrealized foreign currency translation balance on the investment hedged, remain in Accumulated Other Comprehensive Loss until the investment is sold.

12. Segment Information

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We previously measured and evaluated our reportable segments based on segment income. Beginning in 2008, we measure and evaluate our reportable segments based on segment operating income, which is reflected in all periods presented. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Segment	Description
Wireline

Wireline communications services include voice, Internet access, broadband video and data, next generation IP network services, network access, long distance and other services. We provide these services to consumers, carriers, businesses and government customers both domestically and internationally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice, data products and other value-added services and equipment sales across the United States.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
External Operating Revenues
Wireline	$11,978	$12,152
Domestic Wireless	11,642	10,282
Total segments	23,620	22,434
Corporate, eliminations and other	213	150
Total consolidated – reported	$23,833	$22,584

Intersegment Revenues
Wireline	$309	$304
Domestic Wireless	27	25
Total segments	336	329
Corporate, eliminations and other	(336)	(329)
Total consolidated – reported	$–	$–

Total Operating Revenues
Wireline	$12,287	$12,456
Domestic Wireless	11,669	10,307
Total segments	23,956	22,763
Corporate, eliminations and other	(123)	(179)
Total consolidated – reported	$23,833	$22,584

Operating Income
Wireline	$1,084	$1,135
Domestic Wireless	3,255	2,729
Total segments	4,339	3,864
Reconciling items	(6)	(68)
Total consolidated – reported	$4,333	$3,796

	At March 31, 2008	At December 31, 2007

Assets
Wireline	$90,394	$92,264
Domestic Wireless	85,003	83,755

Total segments	175,397	176,019
Reconciling items	15,896	10,940

Total consolidated - reported	$191,293	$186,959

A reconciliation of the total of the reportable segments’ operating income to consolidated Income Before Provision for Income Taxes, Discontinued Operations and Extraordinary Item is as follows:

	Three Months Ended March 31,
(dollars in millions)	2008	2007

Total segment operating income	$4,339	$3,864
Merger integration costs (see Note 5)	(29)	(14)
Access line spin-off related charges (see Note 2)	(103)	–
Verizon Foundation contribution (see Note 2)	–	(100)
Corporate and other	126	46
Total consolidated operating income	$4,333	$3,796

Equity in earnings of unconsolidated businesses	97	160
Other income and (expense), net	23	48
Interest expense	(459)	(485)
Minority interest	(1,407)	(1,154)
Income Before Provision For Income Taxes, Discontinued Operations and Extraordinary Item	$2,587	$2,365

We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

13. Other Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are still evaluating the impact SFAS No. 161 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Upon the initial adoption of this statement we will change the classification and presentation of Noncontrolling Interest in our financial statements, which we currently refer to as Minority Interest. We are still evaluating the impact SFAS No. 160 will have, but we do not expect a material impact on our financial position or results of operations.

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

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may be necessary. Adjustments to the reserve may also be necessary based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

In connection with the execution of agreements for the sales of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as indemnity from certain financial losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is one of the world’s leading providers of communications services. Verizon’s wireline business provides communications services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 232,000 employees.

The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and analyzing and understanding business trends. While most key economic indicators, including gross domestic product, impact our operations to some degree, we historically have noted higher correlations to housing starts, non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflation and unemployment rates.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following strategic imperatives:

•

Revenue Growth – Our emphasis is on revenue growth, devoting more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including Verizon’s high-capacity fiber optics to the premises network operated under the FiOS service mark, digital subscriber lines (DSL) and other data services, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market. During the first quarter of 2008, we reported consolidated revenue growth of 5.5% compared to last year, primarily driven by 13.2% higher revenue at Domestic Wireless, where we added approximately 1.5 million net wireless customers, practically all of which were wireless retail customers. At Wireline, revenue growth in the residential market, driven by broadband and video services, coupled with growth in the business market derived from strategic services, partially offset declines in the traditional voice mass market.

•

Market Share Gains – We are focused on gaining market share. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. At Wireline, as of March 31, 2008, we passed 10.4 million premises with our high-capacity fiber network of which 7.9 million premises are open for FiOS internet sales and 6.5 million premises are open for FiOS TV sales. We added 266,000 wireline broadband connections during the first quarter of 2008, for a total of 8,501,000 lines, and we are among the top 10 video providers in the U.S. through the continued deployment of FiOS. We had 1,206,000 FiOS TV customers, adding approximately 263,000 net new FiOS TV customers in the first quarter of 2008, and exceeded 2.1 million total video customers, including our satellite offering from DIRECTV. Sales of strategic services (Private IP, IP, Managed Services, Virtual Private Network or VPN, Web Hosting and Voice over IP or VoIP) grew 23.5% in the current year. At Domestic Wireless, we continue to add retail customers, grow revenue and gain market share while maintaining a low churn (customer turnover) rate.

•

Profitability Improvement – Our goal is to increase operating income and margins. In the first quarter of 2008, operating income rose 14.1% compared to last year, while income before provision for income taxes, discontinued operations, and extraordinary item rose 9.4% over the same period. Our operating income margin rose to 18.2% in the first quarter, compared with 16.8% in 2007. Supporting these improvements, our capital spending continues to be directed toward growth markets, positioning the Company for sustainable, long-term profitability. High-speed wireless data (Evolution-Data Optimized or EV-DO) services, fiber optics to the premises, as well as expanded services to enterprise customers are examples of these growth markets. During the first quarter of 2008, capital expenditures were $4,220 million compared with capital expenditures of $4,163 million in the similar period in 2007, excluding discontinued operations. In addition to capital expenditures, Domestic Wireless expects, from time-to-time, to acquire additional wireless spectrum through participation in the Federal Communications Commission’s (FCC) wireless spectrum auctions and in the secondary market, as spectrum capacity is needed to support expanding data applications and a growing customer base. Domestic Wireless also expects, from time-to-time, to acquire operating markets and spectrum in geographic areas where it does not currently operate.

•

Operational Efficiency – While focusing our resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidations, call center routing improvements, the formation of a centralized shared services organization, and centralizing information technology and marketing efforts, has led to changes to the Company’s cost structure, thereby maintaining and improving operating income margins. With our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of the efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation and automation improvements occur, costs per home connected are expected to decline. Since the merger with MCI, we have gained operational benefits from sales force and product and systems integration initiatives. Workforce levels in the first quarter of 2008 decreased to 232,000 compared to 239,000 in the comparable period of 2007, primarily from a headcount decrease at Wireline due to continued productivity improvements and merger synergy savings, partially offset by an increase in headcount at Wireless.

•

Customer Experience – Our goal is to provide the best customer experience possible and to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are developing and marketing innovative product bundles to include local wireline, long-distance, wireless and broadband services for consumer and general business retail customers. These efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow revenues. Also at Wireline, we continued to roll out next-generation global IP networks to meet the ongoing global enterprise market shift to IP-based products and services. Deployment of new strategic service offerings — including expansion of our VoIP and international Ethernet capabilities, the introduction of cutting edge video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio — will allow us to continue to gain share in the enterprise market. At Domestic Wireless, we continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for our business and provide new and innovative products and services, such as Broadband Access, our EV-DO service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

•

Performance-Based Culture – We embrace a culture of corporate-wide accountability, based on individual and team objectives that are performance-based and tied to these imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ and shareowners’ long-term interests. We also employ a highly diverse workforce, since respect for diversity is an integral part of Verizon’s culture and a critical element of our competitive success.

We create value for our shareowners by investing the cash flows generated by the business in opportunities and transactions that support these strategic imperatives, thereby increasing customer satisfaction and usage of our products and services. In addition, we use our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Reflecting continued strong cash flows and confidence in Verizon’s business model, Verizon’s Board of Directors increased the Company’s quarterly dividend 6.2% during the third quarter of 2007. Verizon’s total debt increased by $4,689 million to $35,846 million as of March 31, 2008 from December 31, 2007. Verizon’s ratio of debt to debt combined with shareowners’ equity was 41.6% as of March 31, 2008 compared with 38.1% as of December 31, 2007. During the first three months of 2008, we repurchased $1,001 million of our common stock as part of our previously announced share buyback programs. Verizon’s cash and cash equivalents at March 31, 2008 of $5,485 million increased by $4,332 million from $1,153 million at December 31, 2007.

On March 31, 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont. Verizon stockholders received one share of FairPoint Communications, Inc. (FairPoint) common stock for every 53.0245 shares of Verizon common stock they owned as of March 7, 2008. FairPoint paid cash in lieu of any fraction of a share of FairPoint common stock. As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. Both the spin-off and merger are expected to qualify as tax-free transactions, except for the cash payments for fractional shares which are generally taxable.

On January 4, 2008, Verizon Wireless paid to the FCC an $885 million refundable deposit in order to obtain the right to participate in the auction of spectrum in the 700 MHz band. On March 20, 2008, the FCC announced that Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHZ licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. Verizon Wireless paid the balance owed to the FCC with respect to these licenses in April 2008 as required by the FCC rules for the auction and expects to receive these licenses, pending FCC approval, late in the second quarter of 2008.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items that are not included in our business segment results. We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Wireline and Domestic Wireless.

This section and the following “Segment Results of Operations” section also highlight and describe those items of a non-recurring or non-operational nature separately to ensure consistency of presentation. In the following section, we review the performance of our two reportable segments. We exclude the effects of certain items that management does not consider in assessing segment performance, due primarily to their non-recurring and/or non-operational nature as discussed below and in the “Other Consolidated Results” and “Other Items” sections. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

The following discussion includes the results of operations of the local exchange and related businesses in Maine, New Hampshire and Vermont through the completion of the spin-off on March 31, 2008.

Consolidated Revenues

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Wireline
Verizon Telecom	$7,763	$7,964	(2.5)
Verizon Business	5,241	5,219	0.4
Intrasegment eliminations	(717)	(727)	(1.4)

	12,287	12,456	(1.4)
Domestic Wireless	11,669	10,307	13.2
Corporate & Other	(123)	(179)	(31.3)

Consolidated Revenues	$23,833	$22,584	5.5

Consolidated revenues in the first quarter of 2008 increased $1,249 million, or 5.5% compared to the similar period in 2007. This increase was primarily the result of continued strong growth at Domestic Wireless.

Wireline’s revenues during the first quarter of 2008 decreased by $169 million, or 1.4% compared to the similar period last year, primarily due to lower demand and usage of our basic local exchange and accompanying services, partially offset by continued growth from broadband and strategic services. We added 266,000 new broadband connections, including 262,000 for FiOS data, in the first quarter of 2008, for a total of 8,501,000 lines at March 31, 2008, including 1,803,000 for FiOS data, representing a 14.9% increase from March 31, 2007. In addition, we added 263,000 FiOS TV customers in the first quarter of 2008, for a total of 1,206,000 at March 31, 2008. These increases were partially offset by a decline in voice revenues at Verizon Telecom due to subscriber losses resulting from competition and technology substitution, including wireless and VoIP. Revenues at Verizon Business increased slightly primarily due to higher demand for Internet related product offerings, specifically Private IP products and the impact of foreign currency exchange rates on services billed in local currencies, partially offset by lower voice revenues.

Domestic Wireless’s revenues increased by $1,362 million, or 13.2% compared to the similar period in 2007 due to increases in service revenues, including data revenues, and equipment and other revenues. Service revenues increased by $1,154 million or 12.8% compared to the similar period in 2007, primarily due to a 10.6% increase in customers and an increase in average revenue per customer per month (ARPU). Equipment and other revenue increased principally as a result of the number of existing customers upgrading their wireless devices. Data revenues increased by $767 million or 48.9% compared to the similar period last year. Domestic Wireless customers at March 31, 2008 were approximately 67.2 million, an increase of 10.6% from March 31, 2007. Domestic Wireless’s retail customer base as of March 31, 2008 was approximately 65.2 million, an 11.5% increase from March 31, 2007, and represented approximately 97% of our total customer base. ARPU increased by 1.7% to $50.91 in the first quarter of 2008 compared to 2007, primarily attributable to increases in data revenue per customer driven by increased use of our messaging and other data services. Average retail service revenue per customer increased by 1.3% to $51.40 for the first quarter of 2008 compared to the first quarter of 2007.

Consolidated Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Cost of services and sales	$9,517	$8,912	6.8
Selling, general and administrative expense	6,401	6,343	0.9
Depreciation and amortization expense	3,582	3,533	1.4

Consolidated Operating Expenses	$19,500	$18,788	3.8

Cost of Services and Sales

Consolidated cost of services and sales expense in the first quarter of 2008 increased $605 million, or 6.8% compared to the similar period in 2007 primarily as a result of higher wireless network costs and increases in wireless equipment costs, partially offset by the impact of productivity improvement initiatives.

The higher wireless network costs were caused by increased network usage relating to both voice and data services in the first quarter of 2008 compared to the similar period in 2007, partially offset by lower local interconnection and long distance rates. Cost of wireless equipment sales increased in the first quarter of 2008 compared to the similar period in 2007 primarily as a result of an increase in wireless devices sold due to an increase in customers and equipment upgrades, combined with an increase in average cost per unit.

Consolidated cost of services and sales expense in the first quarter of 2008 included $16 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont, and $5 million for merger integration costs, primarily relating to the former MCI system integration activities.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in first quarter 2008 increased by $58 million, or 0.9% compared to the similar period in 2007. This increase was primarily the result of higher sales commission expense and, to a lesser extent, increased bad debt expense at Domestic Wireless and higher advertising costs at Wireline. These increases were partially offset by declines in stock-based compensation expense and cost reduction initiatives across all segments.

Consolidated selling, general and administrative expense in the first quarter of 2008 included $87 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont and $24 million for merger integration costs, primarily relating to the former MCI system integration activities.

Consolidated selling, general and administrative expense in the first quarter of 2007 included $14 million of merger integration costs, primarily relating to the former MCI systems integration activities and a $100 million contribution to Verizon Foundation, to fund its charitable activities and increase its self-sufficiency, from a portion of the proceeds received from the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $49 million, or 1.4% in the first quarter of 2008 compared to the similar period last year. The increase was mainly driven by growth in depreciable telephone plant and non-network software, from additional capital spending, substantially offset by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change
Vodafone Omnitel	$115	$170	(32.4)
Other	(18)	(10)	(80.0)
Total	$97	$160	(39.4)

Equity in Earnings of Unconsolidated Businesses for the first quarter of 2008 decreased by $63 million, or 39.4% compared to the similar period last year primarily driven by lower earnings at Vodafone Omnitel N.V. (Vodafone Omnitel).

Other Income and (Expense), Net

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change
Interest income	$55	$44	25.0
Foreign exchange gains (loss), net	(38)	8	nm
Other, net	6	(4)	nm
Total	$23	$48	(52.1)

nm – Not meaningful

Other Income and (Expense), Net for the first quarter of 2008 decreased $25 million, or 52.1% compared to the similar period last year. The decline was primarily attributable to higher foreign exchange losses at our Wireline international operations, partially offset by higher interest income as a result of higher average cash balances.

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Total interest costs on debt balances	$544	$594	(8.4)
Less capitalized interest costs	85	109	(22.0)
Interest expense	$459	$485	(5.4)

Weighted-average debt outstanding	$33,217	$35,216
Effective interest rate	6.55%	6.70%

During the first quarter of 2008, total interest costs decreased $50 million, compared to the similar period in 2007, primarily due to a decrease in the weighted-average debt level and lower interest rates compared to last year. The decrease in weighted-average debt outstanding was driven by continued debt reductions, partially offset by the February 2008 issuance of $4,000 million of fixed rate notes, with varying maturities, that resulted in net cash proceeds of $3,953 million.

Minority Interest

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Minority interest	$1,407	$1,154	21.9

The increase in minority interest expense in the first quarter of 2008 compared to the similar period in 2007 was the result of higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Provision for income taxes	$945	$881	7.3
Effective income tax rate	36.5%	37.3%	(2.1)

The effective income tax rate is calculated by dividing the provision for income taxes by income from continuing operations before the provision for income taxes. The effective income tax rate for the first quarter of 2008 compared to the similar period of 2007 was lower due to the favorable impacts of tax benefits from the resolution of issues under income tax examinations in 2008, partially offset by higher state taxes in 2008 as compared to 2007.

Unrecognized Tax Benefits

The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,596 million and $2,883 million at March 31, 2008 and December 31, 2007, respectively. The decrease in the first quarter was due to the resolution of issues under income tax examinations and was primarily offset by an increase to deferred income taxes. As a result of the anticipated resolution of various income tax audits within the next twelve months, we believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease. Any actual decrease will primarily be offset by an increase to deferred income taxes and is not expected to have a material impact on our results of operations.

Vodafone Omnitel Dividend

In April 2008, Verizon received a net distribution from Vodafone Omnitel of approximately $670 million, for which taxes were previously recorded. We anticipate that we may receive an additional distribution from Vodafone Omnitel within the next twelve months.

Discontinued Operations

On March 30, 2007 we completed the sale of our 52% interest in TELPRI and received gross proceeds of approximately $980 million. The sale resulted in a pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). Accordingly, discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2007 include the results of operations of TELPRI through the completion of the sale. Verizon contributed $100 million ($65 million after-tax) of the proceeds to the Verizon Foundation during the three months ended March 31, 2007.

Extraordinary Item

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the prices in the tender offers would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU. Based upon our investment balance in CANTV, we recorded an extraordinary loss of $131 million, including taxes of $38 million, or $.05 per diluted share during the three months ended March 31, 2007.

Segment Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We previously measured and evaluated our reportable segments based on segment income. Beginning in 2008, we measure and evaluate our reportable segments based on segment operating income, which is reflected in all periods presented. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance. You can find additional information about our segments in Note 12 to the condensed consolidated financial statements.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision maker’s assessment of segment performance.

Wireline

The Wireline segment consists of the operations of Verizon Telecom, a provider of communication services, including voice, broadband video and data, network access, long distance, and other services to residential and small business customers and carriers, and Verizon Business, which provides next-generation IP network services to medium and large businesses and government customers globally.

Operating Revenues

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change
Verizon Telecom
Mass Markets	$5,388	$5,506	(2.1)
Wholesale	1,988	1,997	(0.5)
Other	387	461	(16.1)
Verizon Business
Enterprise Business	3,563	3,571	(0.2)
Wholesale	834	850	(1.9)
International and Other	844	798	5.8
Intrasegment Eliminations	(717)	(727)	(1.4)
Total Wireline Operating Revenues	$12,287	$12,456	(1.4)

Verizon Telecom

Mass Markets

Our Mass Markets revenue decreased by $118 million, or 2.1% in the first quarter of 2008 compared to the similar period in 2007. The decrease in 2008 was primarily driven by lower demand and usage of our basic local exchange and accompanying services, attributable to consumer subscriber line losses, including those served by the former MCI. These losses are driven by competition and technology substitution, including wireless and VoIP. These decreases were partially offset by growth from broadband services and FiOS TV.

Declines in switched access lines in service of 8.2% at March 31, 2008 were mainly driven by the effects of competition and technology substitution. Residential retail access lines declined 9.8% at March 31, 2008 as customers substituted wireless, VoIP, broadband and cable services for traditional voice landline services. At the same time, small business retail access lines declined 4.1% at March 31, 2008, primarily reflecting competition and a shift to high-speed access lines. The resulting total retail access line loss was 7.8% at March 31, 2008. Access line losses include the loss of lines served by the former MCI.

We added 266,000 new broadband connections, including 262,000 for FiOS data, in the first quarter of 2008, for a total of 8,501,000 lines at March 31, 2008, including 1,803,000 for FiOS data, representing a 14.9% increase from March 31, 2007. In addition, we added 263,000 FiOS TV customers in the first quarter of 2008, for a total of 1,206,000 at March 31, 2008. As of March 31, 2008, for FiOS data and FiOS TV, we achieved penetration rates of 22.9% and 18.7%, respectively, across all markets where we have been selling these services.

Wholesale

In the first quarter of 2008, our wholesale revenues decreased by $9 million, or 0.5% compared to the similar period in 2007, due to declines in switched access revenues and local wholesale revenues (UNEs). These declines were partially offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the first quarter of 2008 compared to the similar period in 2007, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased by 16.1% due to the ongoing impact of a 2005 decision by a major competitor to deemphasize their local market initiatives. Special access revenue growth reflects continuing demand in the small business market for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services. Customer demand for high-capacity and digital data services increased 7.1% in the first quarter of 2008 compared to the similar period in 2007.

Other Revenues

Verizon Telecom’s revenues from other services in the first quarter of 2008 decreased by $74 million, or 16.1% compared to the similar period in 2007. These revenue decreases were mainly due to the disposal of non-strategic product lines.

Verizon Business

Enterprise Business

Enterprise Business first quarter 2008 revenues of $3,563 million decreased $8 million, or 0.2% compared to the similar period in 2007. The revenue decline is due to certain customers moving traffic off of our network, partially offset by increases in customer premises equipment revenue and security solutions revenue. Enterprise Business contains many customer accounts that are moving from core data products to more robust IP products. The Internet suite of products continues to be Enterprise Business’s fastest growing suite of products and includes Private IP, IP VPN, Managed Services, Web Hosting and VoIP.

Wholesale

In the quarter ended March 31, 2008, our Wholesale revenues of $834 million decreased $16 million, or 1.9% compared to the similar period in 2007. Revenues declined due to rate compression resulting from competition in the marketplace, partially offset by increased MOUs in traditional voice products.

International and Other

International and other revenues in the quarter ended March 31, 2008 of $844 million, increased $46 million or 5.8% compared to the similar period in 2007 reflecting strong growth in our Internet suite of products, specifically Private IP products, and the impact of foreign currency exchange rates on services billed in local currencies, partially offset by lower voice revenues.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change
Cost of services and sales	$6,185	$6,029	2.6
Selling, general and administrative expense	2,749	3,025	(9.1)
Depreciation and amortization expense	2,269	2,267	0.1
	$11,203	$11,321	(1.0)

Cost of Services and Sales

Cost of services and sales increased by $156 million, or 2.6% in the first quarter of 2008 compared to the similar period in 2007. This increase was primarily due to higher costs associated with our growth businesses, and higher customer premise equipment costs, partially offset by productivity improvement initiatives and lower switched access lines in service, as well as lower wholesale voice connections. The increase in cost of services and sales was also impacted by the inclusion of the results of operations of a security services firm acquired on July 1, 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $276 million, or 9.1% in the first quarter of 2008 compared to the similar period in 2007. This decrease was primarily due to declines in compensation expense, cost reduction initiatives and lower bad debt costs, partially offset by higher advertising costs. Also contributing to the decline were expense reductions due to the disposal of non-strategic product lines. These declines were partially offset by the inclusion of the results of operations of a security services firm acquired on July 1, 2007.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $2 million, or 0.1% in the first quarter of 2008 compared to the similar period in 2007 was mainly driven by growth in depreciable telephone plant and non-network software, from additional capital spending, substantially offset by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes.

Operating Income

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Operating Income	$1,084	$1,135	(4.5)

Segment operating income decreased by $51 million or 4.5% in the first quarter of 2008 compared to the similar period in 2007 due to the impact of operating revenues and operating expenses described above.

Non-recurring or non-operational items not included in Verizon Wireline’s operating income totaled $132 million and $14 million in the first quarter of 2008 and 2007, respectively. Non-recurring or non-operational items included in the first quarter of 2008 included costs associated with continued merger integration initiatives and costs incurred related to network, non-network software, and other activities in connection with the spin-off of local exchange assets in Maine, New Hampshire and Vermont. Non-recurring or non-operational items in the first quarter of 2007 included costs associated with continued merger integration initiatives primarily relating to the former MCI.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, other value-added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture with Vodafone.

Operating Revenues

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Service revenues	$10,145	$8,991	12.8
Equipment and other	1,524	1,316	15.8
Total Domestic Wireless Operating Revenue	$11,669	$10,307	13.2

Domestic Wireless’s total revenue increased by $1,362 million, or 13.2% in the first quarter of 2008, compared to the similar period in 2007. Service revenues of $10,145 million increased by $1,154 million, or 12.8% in the first quarter of 2008 compared to the similar period in 2007, primarily due to a 10.6% increase in customers and an increase in average revenue per customer per month. Equipment and other revenue increased by $208 million, or 15.8% in the first quarter of 2008 compared to the first quarter of 2007, principally as a result of an increase in the number of customers upgrading their wireless devices. Other revenue increased due to an increase in revenues associated with cost recovery surcharges and regulatory fees.

Our Domestic Wireless segment ended the first quarter of 2008 with 65.2 million retail customers, compared to 58.5 million retail customers at the end of the first quarter of 2007, an increase of 6.7 million net new retail customers or 11.5%. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services. Domestic Wireless added approximately 1.5 million net retail customers during the first quarter of 2008, compared to 1.6 million during the similar period in 2007. Of the approximately 1.5 million new net retail customers added during the first quarter of 2008, 1.3 million were postpaid customers. Average monthly retail postpaid churn, the rate at which retail postpaid customers disconnect service, was 0.93% during the first quarter of 2008, compared 0.89% during the first quarter of 2007.

Domestic Wireless added approximately 1.5 million total net customers during the first quarter of 2008, bringing total customers as of March 31, 2008 to approximately 67.2 million, of which 97.0% were retail customers. Our Domestic Wireless customer base as of March 31, 2008 was 92.7% retail postpaid, 4.3% retail prepaid and 3.0% resellers. Total average monthly churn was 1.19% in the first quarter of 2008, compared to 1.13% in the first quarter of 2007.

Average retail service revenue per customer per month increased 1.3% to $51.40 in the first quarter of 2008 compared to the similar period in 2007. Average retail data service revenue per customer per month increased 33.4% in the first quarter of 2008, compared to the first quarter of 2007, driven by increased use of our messaging, VZAccess and other data services. Retail data revenue was $2,309 million and accounted for 23.2% of retail service revenue in the first quarter of 2008, compared to $1,548 million and 17.6% of retail service revenue in the first quarter of 2007.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change
Cost of services and sales	$3,585	$3,022	18.6
Selling, general and administrative expense	3,529	3,300	6.9
Depreciation and amortization expense	1,300	1,256	3.5
	$8,414	$7,578	11.0

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network, as well as the cost of roaming, long distance and equipment sales, increased by $563 million, or 18.6% in the first quarter of 2008 compared to the similar period in 2007. Cost of services increased by 12.7% due to higher wireless network costs in the first quarter of 2008 caused by increased network usage relating to both voice and data usage, partially offset by lower local interconnection and long distance rates. Cost of equipment sales increased by 22.8% in the first quarter of 2008 compared to the similar period in 2007. This increase was primarily attributed to an increase in customers and equipment upgrades, combined with an increase in average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $229 million, or 6.9% in the first quarter of 2008 compared to the similar period in 2007. Sales commission expense in both our direct and indirect channels increased $54 million in the first quarter of 2008, compared to the similar period in 2007, primarily as a result of the increase in customer renewals and equipment upgrades. Increases in advertising and promotion expenses, bad debt expense, as well as costs associated with regulatory fees, also contributed to the increase in selling, general and administrative expense in the first quarter of 2008 compared to the first quarter of 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $44 million, or 3.5% in the first quarter of 2008 compared to the similar period in 2007. This increase consisted of an increase in depreciation expense related to growth in depreciable assets.

Operating Income

	Three Months Ended March 31,
(dollars in millions)	2008	2007	% Change

Operating Income	$3,255	$2,729	19.3

Operating income increased by $526 million, or 19.3% in the first quarter of 2008 compared to the similar period in 2007, primarily as a result of the changes in operating revenues and operating expenses described above.

Other Items

Merger Integration Costs

During the first quarter of 2008 and 2007, we recorded pretax charges of $29 million ($18 million after-tax, or $.01 per diluted share) and $14 million ($9 million after-tax), respectively, primarily associated with the MCI acquisition in 2006 that were comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising.

Telephone Access Lines Spin-off

During the first quarter of 2008, we recorded pretax charges of $103 million ($81 million after-tax, or $.03 per diluted share) for costs incurred related to network, non-network software, and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the anticipated closing of the transaction, as well as professional advisory and legal fees in connection with this transaction.

Disposition of Businesses

Telecomunicaciones de Puerto Rico, Inc.

On March 30, 2007, after receiving Federal Communications Commission approval, we completed the sale of TELPRI and received gross proceeds, for our 52% interest, of approximately $980 million. The sale resulted in a net pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). During the first quarter of 2007, Verizon contributed $100 million ($65 million after-tax) of the proceeds to the Verizon Foundation.

Compañía Anónima Nacional Teléfonos de Venezuela

In January 2007, the Bolivarian Republic of Venezuela (the Republic) declared its intent to nationalize certain companies, including CANTV. On February 12, 2007, we entered into a Memorandum of Understanding (MOU) with the Republic, which provided that the Republic offer to purchase all of the equity securities of CANTV, including our 28.5% interest, through public tender offers in Venezuela and the United States. Under the terms of the MOU, the tender offers’ price would be adjusted downward to reflect any dividends declared and paid subsequent to February 12, 2007. During the second quarter of 2007, the tender offers were completed and Verizon received an aggregate amount of approximately $572 million, which included $476 million from the tender offers as well as $96 million of dividends declared and paid subsequent to the MOU. Based upon our investment balance in CANTV, we recorded an extraordinary loss of $131 million, net of tax, or $.05 per diluted share in the first quarter of 2007.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2008	2007	Change

Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$5,390	$5,044	$346
Discontinued operations	–	(527)	527
Investing Activities:
Continuing operations	(4,818)	(3,944)	(874)
Discontinued operations	–	757	(757)
Financing activities:
Continuing operations	3,760	(3,248)	7,008
Discontinued operations	–	–	–

Increase (Decrease) In Cash and Cash Equivalents	$4,332	$(1,918)	$6,250

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends and invest in new businesses. Additional external financing is obtained when necessary. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash from operating activities for the three months ended March 31, 2008 increased by approximately $346 million or 6.9% compared to the similar period of 2007. The increase was due to higher net income and improved working capital, primarily derived from a favorable change in inventory and prepaid levels compared to the similar period in 2007. Additionally, operating cash flow was favorably affected by the timing of the pension contributions in 2007 compared to 2008.

In April 2008, Verizon received a net distribution from Vodafone Omnitel of approximately $670 million. We anticipate that we may receive an additional distribution from Vodafone Omnitel within the next twelve months.

The increase in cash flow from operating activities - discontinued operations was $527 million during the first quarter of 2007 and was primarily due to income taxes paid related to the fourth quarter 2006 disposition of Verizon Dominicana.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $2,379 million in our Wireline business during the first quarter of 2008, compared to $2,439 million in the similar period of 2007. In the first quarter of 2008, we also invested $1,722 million in our Domestic Wireless business, compared with $1,721 million in the first quarter of 2007.

In the first quarter of 2008, we paid to the FCC an $885 million refundable deposit in order to obtain the right to participate in the auction of spectrum in the 700 MHz band. In the first quarter of 2007, we invested $124 million primarily for acquisitions of wireless licenses. Other, net investing activities in the first quarter of 2008 and 2007 include cash proceeds from the sale of properties and sale of select non-strategic assets.

In 2007, investing activities of discontinued operations primarily included gross proceeds of approximately $980 million in connection with the sale of TELPRI.

On March 20, 2008, the FCC announced that Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHZ licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. Verizon Wireless paid to the FCC the remaining $8.5 billion owed with respect to these licenses in April 2008 and expects to receive these licenses, pending FCC approval, late in the second quarter of 2008.

Cash Flows Provided By (Used In) Financing Activities

Our total debt was increased by $4,689 million during the first three months of 2008, due primarily to the issuance of $4,000 million of fixed rate notes, with varying maturities, that resulted in $3,953 million of proceeds and the issuance of commercial paper. We redeemed $1,125 million principal of our fixed rate notes at maturity, which included $125 million 6.0% notes issued by Verizon South Inc. Our ratio of debt to debt combined with shareowners’ equity was 41.6% at March 31, 2008 and 38.1% at December 31, 2007. As a result of the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont, our net debt was reduced by approximately $1.4 billion. In April 2008, $1.2 billion of the proceeds were used to retire short-term obligations.

As of March 31, 2008, we had no bank borrowings outstanding. We also had approximately $6,200 million of unused bank lines of credit (including a $6,000 million three-year committed facility that expires in September 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $4,000 million of unsecured debt securities. The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. The long-term ratings of Verizon are: S&P A with stable outlook; Moody’s A3 with stable outlook; and Fitch A+ with stable outlook. The short-term ratings of Verizon are: Moody’s P-2; S&P A-1; and Fitch F1.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

In April 2008, we issued $4,000 million of fixed rate notes, with varying maturities, that resulted in cash proceeds of $3,950 million, net of discounts and issuance costs.

As in prior periods, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. During the third quarter of 2007, we increased our dividend payments 6.2% to $.43 per share from $.405 per share. In the first quarter of 2008, Verizon declared a quarterly cash dividend of $.43 per share. In the first quarter of 2007, Verizon declared a quarterly cash dividend of $.405 per share.

Increase (Decrease) In Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2008 totaled $5,485 million, a $4,332 million increase compared to cash and cash equivalents at December 31, 2007 of $1,153 million.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment and commodity prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements, interest rate locks, foreign currency forwards and swaps. We do not hold derivatives for trading purposes.

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposure to the various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates, and foreign exchange rates on our earnings. We do not expect that our net income, liquidity and cash flows will be materially affected by these risk management strategies.

During the first quarter of 2008, we entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. Based on the swap agreements we receive a fixed rate and pay variable rate based on LIBOR. These swaps were designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record these interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The fair value of the interest rate swaps at March 31, 2008 included in other long-term assets and long-term debt was not material.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets. The translation gains and losses of foreign currency transactions and balances are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. At March 31, 2008, our primary translation exposure was to the British Pound and the Euro.

During third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations are recognized in Accumulated Other Comprehensive Loss and partially offset the impact of foreign currency changes on the value of our net investment. As of March 31, 2008, Accumulated Other Comprehensive Loss includes unrecognized losses of approximately $171 million ($111 million after-tax) related to these hedge contracts, which along with the unrealized foreign currency translation balance on the investment hedged, remain in Accumulated Other Comprehensive Loss until the investment is sold.

Other Factors That May Affect Future Results

Recent Developments

Rural Cellular Corporation

In late July 2007, Verizon Wireless announced that it had entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash (or approximately $757 million). As a result of the acquisition, Verizon Wireless will assume Rural Cellular’s outstanding debt. The total value of the transaction is approximately $2.7 billion. Rural Cellular has more than 700,000 customers in markets adjacent to Verizon Wireless’s existing customer service areas. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. Rural Cellular’s shareholders approved the transaction on October 4, 2007. The acquisition, which is subject to regulatory approvals, is expected to close in the second quarter of 2008.

In a related transaction, on December 3, 2007, Verizon Wireless signed a definitive exchange agreement with AT&T. Under the terms of the agreement, Verizon Wireless will receive cellular operating markets in Madison and Mason, KY, and 10MHz PCS licenses in Las Vegas, NV; Buffalo, NY; Sunbury-Shamokin and Erie, PA; and Youngstown, OH. Verizon Wireless will also receive minority interests held by AT&T in three entities in which Verizon Wireless also holds an interest plus a cash payment. In exchange, Verizon Wireless will transfer to AT&T six cellular operating markets in Burlington, Franklin and the northern portion of Addison, VT; Franklin, NY; and Okanogan and Ferry, WA; and a cellular license for the Kentucky-6 market. The operating markets Verizon Wireless is exchanging are among those it is to acquire from Rural Cellular. The exchange with AT&T is subject to regulatory approvals and is expected to close in the second half of 2008.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint providing for Verizon to establish a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spin-off that new entity into a newly formed company, known as Northern New England Spinco Inc. (Spinco), to Verizon’s shareowners, and immediately merge it with and into FairPoint. On March 31, 2008, we announced the completion of the spin-off of the shares of Spinco to Verizon shareowners and the merger of Spinco with FairPoint, resulting in Verizon shareowners collectively owning approximately 60 percent of FairPoint common stock. FairPoint issued approximately 53.8 million shares of FairPoint common stock to Verizon shareowners in the merger, and Verizon shareowners received one share of FairPoint common stock for every 53.0245 shares of Verizon common stock they owned as of March 7, 2008. FairPoint paid cash in lieu of any fraction of a share of FairPoint common stock. As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. In April 2008, $1.2 billion of the proceeds were used to retire short-term obligations. Both the spin-off and merger are expected to qualify as tax-free transactions, except for the cash payments for fractional shares which are generally taxable.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million was allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One and in 2004 and 2005 we applied for reimbursement of an additional $139 million of Category Two losses. Category One funding relates to Emergency and Temporary Service Response while Category Two funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $49.9 million of our $266 million of Category One application. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings. We received a copy of the final audit report for Verizon’s Category One applications largely confirming the preliminary audit findings and, on January 4, 2007, we filed an appeal. That appeal, as well as our Category Two applications, are pending.

Regulatory and Competitive Trends

Competition and Regulation

Technological, regulatory and market changes have provided Verizon both new opportunities and challenges. These changes have allowed Verizon to offer new types of services in an increasingly competitive market. At the same time, they have allowed other service providers to broaden the scope of their own competitive offerings. Current and potential competitors for network services include other telephone companies, cable companies, wireless service providers, foreign telecommunications providers, satellite providers, electric utilities, Internet service providers, providers of VoIP services, and other companies that offer network services using a variety of technologies. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. Many of our competitors also remain subject to fewer regulatory constraints than Verizon.

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

FCC Regulation

The FCC has jurisdiction over our interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended (Communications Act). The Communications Act generally provides that we may not charge unjust or unreasonable rates, or engage in unreasonable discrimination when we are providing services as a common carrier, and regulates some of the rates, terms and conditions under which we provide certain services. The FCC also has adopted regulations governing various aspects of our business including: (i) use and disclosure of customer proprietary network information; (ii) telemarketing; (iii) assignment of telephone numbers to customers; (iv) provision to law enforcement agencies of the capability to obtain call identifying information and call content information from calls pursuant to lawful process; (v) accessibility of services and equipment to individuals with disabilities if readily achievable; (vi) interconnection with the networks of other carriers; (vii) customers’ ability to keep (or “port”) their telephone numbers when switching to another carrier; and (viii) availability of back-up power. In addition, we pay various fees to support other FCC programs, such as the universal service program discussed below. Changes to these mandates, or the adoption of additional mandates, could require us to make changes to our operations or otherwise increase our costs of compliance.

Broadband

The FCC has adopted a series of orders that recognize the competitive nature of the broadband market and impose lesser regulatory requirements on broadband services and facilities than apply to narrowband or traditional telephone services. With respect to facilities, the FCC has determined that certain unbundling requirements that apply to narrowband facilities do not apply to broadband facilities such as fiber to the premise loops and packet switches. With respect to services, the FCC has concluded that broadband Internet access services offered by telephone companies and their affiliates qualify as largely deregulated information services. The same order also concluded that telephone companies may offer the underlying broadband transmission services that are used as an input to Internet access services through private carriage arrangements on negotiated commercial terms. The order was upheld on appeal. In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers when those services are not used for Internet access was deemed granted by operation of law when the FCC did not deny the petition by the statutory deadline. The relief has been upheld on appeal, but is subject to a continuing challenge before the FCC.

Video

The FCC has a body of rules that apply to cable operators under Title VI of the Communications Act of 1934, and these rules also generally apply to telephone companies that provide cable services over their networks. In addition, companies that provide cable service over a cable system generally must obtain a local cable franchise. The FCC has interpreted the Cable Act to limit the franchise fees and other requirements that local franchise authorities may impose on cable operators and has found that some prior practices of franchise authorities constituted an unreasonable refusal to award a competitive local franchise under the requirements of federal law. This order is the subject of a pending appeal.

Interstate Access Charges and Intercarrier Compensation

The current framework for interstate access rates was established in the Coalition for Affordable Local and Long Distance Services (CALLS) plan which the FCC adopted on May 31, 2000. The CALLS plan has three main components. First, it establishes portable interstate access universal service support of $650 million for the industry that replaces implicit support previously embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers. Third, the plan set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. As a result of tariff adjustments which became effective in July 2003, virtually all of our switched access lines reached the $.0055 benchmark.

The FCC currently is conducting a broad rulemaking proceeding to consider new rules governing intercarrier compensation including, but not limited to, access charges, compensation for Internet traffic and reciprocal compensation for local traffic. The FCC has sought comments about intercarrier compensation in general and requested input on a number of specific reform proposals. The FCC also has pending before it issues relating to intercarrier compensation for dial-up Internet-bound traffic. The FCC previously found that this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act of 1996. Instead, the FCC established federal rates per minute for this traffic that declined from $.0015 to $.0007 over a three-year period, and required incumbent local exchange carriers to offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. The U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

The FCC is also conducting a rulemaking proceeding to address the regulation of services that use Internet protocol. The issues raised in the rulemaking as well as in several petitions currently pending before the FCC include whether, and under what circumstances, access charges should apply to voice or other Internet protocol services and the scope of federal and state commission authority over these services. The FCC previously has held that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges, while a service that utilizes Internet protocol for only one intermediate part of a call’s transmission is a telecommunications service that is subject to access charges. The FCC also declared the services offered by one provider of a voice over Internet protocol service to be jurisdictionally interstate and stated that its conclusion would apply to other services with similar characteristics. This order was affirmed on appeal.

The FCC also has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. More than half of special access revenues are now removed from price regulation. The FCC currently has a rulemaking proceeding underway to update the public record concerning its pricing flexibility rules and to determine whether any changes to those rules are warranted.

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC also is considering various changes to its high cost rules, including a possible cap on the amount of support that certain eligible carriers may receive, potential changes to the rules governing contributions to the fund, and other possible reforms. Any change in the current rules could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers, or in the amounts that these providers receive from the fund.

Unbundling of Network Elements

Under Section 251 of the Telecommunications Act of 1996, incumbent local exchange carriers are required to provide competing carriers with access to components of their network on an unbundled basis, known as UNEs, where certain statutory standards are satisfied. The Telecommunications Act of 1996 also adopted a cost-based pricing standard for these UNEs, which the FCC interpreted as allowing it to impose a pricing standard known as “total element long run incremental cost” or “TELRIC.” The FCC’s rules defining the unbundled network elements that must be made available at TELRIC prices have been overturned on multiple occasions by the courts. In its most recent order issued in response to these court decisions, the FCC eliminated the requirement to unbundle mass market local switching on a nationwide basis, and established criteria for determining whether high-capacity loops, transport or dark fiber transport must be unbundled in individual wire centers. The FCC also eliminated the obligation to provide dark fiber loops and found that there is no obligation to provide UNEs exclusively for wireless or long distance service. The decision was upheld on appeal.

As noted above, the FCC has concluded that the requirement under Section 251 of the Telecommunications Act of 1996 to provide unbundled network elements at TELRIC prices generally does not apply with respect to broadband facilities, such as fiber to the premises loops, the packet-switched capabilities of hybrid loops and packet switching. The FCC also has held that any separate unbundling obligations that may be imposed by Section 271 of the Telecommunications Act of 1996 do not apply to these same facilities. Those decisions were upheld on appeal.

Wireless Services

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless communications systems, including the systems that Verizon Wireless’s operates, pursuant to the Communications Act, other legislation, and the FCC’s rules. The FCC and Congress continuously consider changes to these laws and rules. Adoption of new laws or rules may raise the cost of providing service or require modification of Verizon Wireless’s business plans or operations.

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

The FCC has also imposed specific mandates on carriers that operate wireless communications systems, which increase Verizon Wireless’s costs. These mandates include requirements that Verizon Wireless: (i) meet specific construction and geographic coverage requirements during the license term; (ii) meet technical operating standards that, among other things, limit the radio frequency radiation from mobile devices and antennas; (iii) deploy “Enhanced 911” wireless services that provide the wireless caller’s number, location and other information upon request by a state or local public safety agency that handles 911 calls; (iv) provide backup electric power at most cell sites in the event electric utility service is disrupted; and (v) comply with regulations for the construction of transmitters and towers that, among other things, restrict siting of towers in environmentally sensitive locations and in places where the towers would affect a site listed or eligible for listing on the National Register of Historic Places. Changes to these mandates could require Verizon Wireless to make changes to operations or increase its costs of compliance.

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

Verizon Wireless anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC. Under the Communications Act, before Verizon Wireless can acquire a license from another licensee in order to expand its coverage or its spectrum capacity in a particular area, it must file an application with the FCC, and the FCC can grant the application only after a period for public notice and comment. This review process can delay acquisition of spectrum needed to expand services. The Communications Act also requires the FCC to award new licenses for most commercial wireless services through a competitive bidding process in which spectrum is awarded to bidders in an auction. Verizon Wireless participated in spectrum auctions to acquire licenses for personal communication service and most recently advanced wireless service. In addition, the FCC began conducting an auction of spectrum in the 700 MHz band on January 24, 2008. This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. Verizon Wireless filed an application on December 3, 2007, to qualify as a bidder in this auction, and on January 14, 2008, the FCC announced that Verizon Wireless and 213 other applicants had qualified as eligible to bid in the auction. On March 20, 2008, the FCC announced the results of this auction. Verizon Wireless was the successful bidder for 109 licenses, with an aggregate bid price of $9.4 billion. On April 3, 2008, it and other successful bidders filed supplemental applications as required by FCC rules. The FCC will review these applications over the next several months. The FCC also adopted service rules that will impose costs on licensees that acquire the 700 MHz band spectrum, including minimum coverage mandates by specific dates during the license terms, and, for approximately one-third of the spectrum, “open access” requirements, which generally require licensees of that spectrum to allow customers to use devices and applications of their choice, subject to certain limits. Seven of the licenses that Verizon Wireless acquired in the 700 MHz auction, which in the aggregate cover the United States except for Alaska, are subject to these requirements. The open access requirements are the subject of a pending appeal in which Verizon Wireless has intervened. The timing of future auctions may not match Verizon Wireless’s needs, and the company may not be able to secure the spectrum in the amounts and/or in the markets it seeks through any future auction.

The FCC is also conducting several proceedings to explore making additional spectrum available for licensed and/or unlicensed use. These proceedings could increase radio interference to Verizon Wireless’s operations from other spectrum users and could impact the ways in which it uses spectrum, the capacity of that spectrum to carry traffic, and the value of that spectrum.

State Regulation and Local Approvals

Telephone Operations

State public utility commissions regulate our telephone operations with respect to certain telecommunications intrastate rates and services and other matters. Our competitive local exchange carrier and long distance operations are generally classified as nondominant and lightly regulated the same as other similarly situated carriers. Our incumbent local exchange operations are generally classified as dominant. These latter operations predominantly are subject to alternative forms of regulation (AFORs) in the various states, although they remain subject to rate of return regulation in a few states. Arizona, Illinois, Nevada, Oregon and Washington are rate of return regulated with various levels of pricing flexibility for competitive services. California, Connecticut, Delaware, the District of Columbia, Florida, Indiana, Maryland, Michigan, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia, West Virginia and Wisconsin are under AFORs with various levels of pricing flexibility, detariffing, and service quality standards. None of the AFORs include earnings regulation. In Idaho, Verizon has made the election under a recent statutory amendment into a deregulatory regime that phases out all price regulation.

Video

Companies that provide cable service over a cable system are typically subject to state and/or local cable television rules and regulations. As noted above, cable operators generally must obtain a local cable franchise from each local unit of government prior to providing cable service in that local area. Some states have recently enacted legislation that enables cable operators to apply for, and obtain, a single cable franchise at the state, rather than local, level. To date, Verizon has applied for and received state-issued franchises in California, Indiana, Florida, New Jersey, Texas and the unincorporated areas of Delaware. We also have obtained authorization from the state commission in Rhode Island to provide cable service in certain areas in that state, have obtained required state commission approvals for our local franchises in New York, and will need to obtain additional state commission approvals in these states to provide cable service in additional areas. Virginia law provides us the option of entering a given franchise area using state standards if local franchise negotiations are unsuccessful.

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

Other Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are still evaluating the impact SFAS No. 161 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Upon the initial adoption of this statement we will change the classification and presentation of Noncontrolling Interest in our financial statements, which we currently refer to as Minority Interest. We are still evaluating the impact SFAS No. 160 will have, but we do not expect a material impact on our financial position or results of operations.

Cautionary Statement Concerning Forward-Looking Statements

In this Quarterly Report on Form 10-Q we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•	material changes in available technology, including disruption of our suppliers’ provisioning of critical products or services;

•	the impact of natural or man-made disasters or litigation and any resulting financial impact not covered by insurance;

•	technology substitution;

•	an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations;

•	the final results of federal and state regulatory proceedings concerning our provision of retail and wholesale services and judicial review of those results;

•	the effects of competition in our markets;

•	the timing, scope and financial impact of our deployment of fiber-to-the-premises broadband technology;

•	the ability of Verizon Wireless to continue to obtain sufficient spectrum resources;

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

•	the ability to complete acquisitions and dispositions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section under the caption “Market Risk.”

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon, and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit.

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

Verizon Wireless has concluded an audit of its cell site, switch and non-retail building facilities under an audit agreement with the United States Environmental Protection Agency. The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. After reviewing a final report submitted by Verizon Wireless, the Agency will present Verizon Wireless with a calculation of the penalties that are owed in accordance with the agreement. While Verizon Wireless does not believe that any of the alleged violations has resulted in a release or threatened release, aggregate penalties could exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 1A.  Risk Factors

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	6,090,000	$41.31	6,090,000	32,734,000
February	14,905,000	36.96	14,905,000	89,800,000
March	5,435,071	36.47	5,435,071	84,364,929
	26,430,071		26,430,071	84,364,929

On January 19, 2006, the Board of Directors approved a share buy back program which authorized the repurchase of up to 100 million common shares by no later than the close of business on February 28, 2008. On March 1, 2007, the Board of Directors replaced this share buy back program with a new program for the repurchase of up to 100 million shares of Verizon common stock through the earlier of February 28, 2010 or when the total number of shares repurchased under the new buy back program aggregates to 100 million. On February 7, 2008, the Board of Directors replaced this share buy back program with a new program for the repurchase of up to 100 million common shares terminating no later than the close of business on February 28, 2011. The Board also determined that no additional shares were to be purchased under the prior program. Shares purchased through February 7, 2008 were authorized under the prior program. The current program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Board also authorized Verizon to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 6.  Exhibits

(a) Exhibits:

Exhibit Number
10a	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2008–10 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2008–10 Award Cycle.

10c	Form of Addendum to Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 29, 2008	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF APRIL 28, 2008.