Form 10-Q
period 2008-06-30
VERIZON COMMUNICATIONS INC
filed 2008-07-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

At June 30, 2008, 2,847,731,698 shares of the registrant’s Common Stock were outstanding, after deducting 119,878,421 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2008	2007	2008	2007

Operating Revenues	$24,124	$23,273	$47,957	$45,857

Operating Expenses
Cost of services and sales (exclusive of items shown below)	9,466	9,231	18,983	18,143
Selling, general and administrative expense	6,528	6,320	12,929	12,663
Depreciation and amortization expense	3,584	3,573	7,166	7,106
Total Operating Expenses	19,578	19,124	39,078	37,912

Operating Income	4,546	4,149	8,879	7,945
Equity in earnings of unconsolidated businesses	150	185	247	345
Other income and (expense), net	92	27	115	75
Interest expense	(403)	(455)	(862)	(940)
Minority interest	(1,522)	(1,268)	(2,929)	(2,422)
Income Before Provision For Income Taxes, Discontinued Operations and Extraordinary Item	2,863	2,638	5,450	5,003
Provision for income taxes	(981)	(955)	(1,926)	(1,836)
Income Before Discontinued Operations and Extraordinary Item	1,882	1,683	3,524	3,167

Income from discontinued operations, net of tax	–	–	–	142
Extraordinary item, net of tax	–	–	–	(131)
Net Income	$1,882	$1,683	$3,524	$3,178

Basic Earnings Per Common Share(1)
Income before discontinued operations and extraordinary item	$.66	$.58	$1.23	$1.09
Income from discontinued operations, net of tax	–	–	–	.05
Extraordinary item, net of tax	–	–	–	(.05)
Net Income	$.66	$.58	$1.23	$1.09
Weighted-average shares outstanding (in millions)	2,850	2,903	2,856	2,906

Diluted Earnings Per Common Share(1)
Income before discontinued operations and extraordinary item	$.66	$.58	$1.23	$1.09
Income from discontinued operations, net of tax	–	–	–	.05
Extraordinary item, net of tax	–	–	–	(.05)
Net Income	$.66	$.58	$1.23	$1.09
Weighted-average shares outstanding (in millions)	2,851	2,907	2,858	2,909

Dividends declared per common share	$.430	$.405	$.860	$.810

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2008	At December 31, 2007

Assets
Current assets
Cash and cash equivalents	$582	$1,153
Short-term investments	1,492	2,244
Accounts receivable, net of allowances of $963 and $1,025	11,584	11,736
Inventories	2,216	1,729
Prepaid expenses and other	2,122	1,836
Total current assets	17,996	18,698

Plant, property and equipment	212,605	213,994
Less accumulated depreciation	127,450	128,700
	85,155	85,294

Investments in unconsolidated businesses	3,175	3,372
Wireless licenses	60,423	50,796
Goodwill	5,218	5,245
Other intangible assets, net	4,974	4,988
Other investments	4,761	–
Other assets	18,944	18,566
Total assets	$200,646	$186,959

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$9,331	$2,954
Accounts payable and accrued liabilities	13,299	14,462
Other	7,270	7,325
Total current liabilities	29,900	24,741

Long-term debt	33,778	28,203
Employee benefit obligations	29,246	29,960
Deferred income taxes	16,346	14,784
Other liabilities	5,856	6,402

Minority interest	34,633	32,288

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares and 2,967,610,119 shares issued)	297	297
Contributed capital	40,291	40,316
Reinvested earnings	18,958	17,884
Accumulated other comprehensive loss	(4,150)	(4,506)
Common stock in treasury, at cost	(4,591)	(3,489)
Deferred compensation – employee stock ownership plans and other	82	79
Total shareowners’ investment	50,887	50,581
Total liabilities and shareowners’ investment	$200,646	$186,959

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2008	2007

Cash Flows from Operating Activities
Net Income	$3,524	$3,178
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization expense	7,166	7,106
Employee retirement benefits	808	862
Deferred income taxes	1,774	332
Provision for uncollectible accounts	494	498
Equity in earnings of unconsolidated businesses, net of dividends received	507	(128)
Extraordinary item, net of tax	–	131
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,309)	(2,001)
Other, net	88	1,584

Net cash provided by operating activities – continuing operations	12,052	11,562
Net cash used in operating activities – discontinued operations	–	(570)

Net cash provided by operating activities	12,052	10,992

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,397)	(8,515)
Acquisitions of businesses and licenses, net of cash acquired, and investments	(14,493)	(629)
Net change in short-term investments	736	748
Other, net	(114)	762

Net cash used in investing activities – continuing operations	(22,268)	(7,634)
Net cash provided by investing activities – discontinued operations	–	757

Net cash used in investing activities	(22,268)	(6,877)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	8,144	3,402
Repayments of long-term borrowings and capital lease obligations	(1,849)	(4,811)
Increase (decrease) in short-term obligations, excluding current maturities	6,929	(2,497)
Dividends paid	(2,464)	(2,343)
Proceeds from sale of common stock	15	553
Purchase of common stock for treasury	(1,117)	(952)
Other, net	(13)	(30)

Net cash provided by (used in) financing activities – continuing operations	9,645	(6,678)
Net cash provided by (used in) financing activities – discontinued operations	–	–

Net cash provided by (used in) financing activities	9,645	(6,678)

Decrease in cash and cash equivalents	(571)	(2,563)
Cash and cash equivalents, beginning of period	1,153	3,219

Cash and cash equivalents, end of period	$582	$656

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

We have reclassified prior year amounts to conform to the current year presentation.

2.	Mergers and Acquisitions

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement with Alltel Corporation (Alltel) and Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire Alltel in a cash merger. Alltel and Verizon Wireless use the same network technology. Alltel serves more than 13 million customers in markets in 34 states. Under the terms of the agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion. Based on Alltel’s projected net debt at closing of $22.2 billion, the aggregate value of the transaction is $28.1 billion. The parties are targeting completion of the merger by the end of the year, subject to obtaining regulatory approvals.

On June 10, 2008, Verizon Wireless purchased from third parties approximately $5,000 million aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4,800 million, plus accrued and unpaid interest. This is included in Other Investments in the condensed consolidated balance sheet. The maturity dates of these obligations are expected to range from 2015 to 2017. These debt obligations are included in the $22.2 billion projected amount of Alltel net debt at closing referenced above. At June 30, 2008, we recorded an unrealized loss of approximately $6 million within Other Comprehensive Income related to this available-for-sale investment.

On June 5, 2008, Verizon Wireless entered into a $7,550 million 364-day Credit Agreement (Credit Agreement) with Morgan Stanley Senior Funding Inc. The Credit Agreement, with a maturity date of June 4, 2009, includes a $4,800 million term facility and $2,750 million delayed draw facility. On June 10, 2008, Verizon Wireless borrowed $4,795 million under the term facility in order to complete the purchase of Alltel’s debt obligations and pay fees and expenses incurred in connection with the Credit Agreement. The borrowings to be made under the delayed draw facility will be used to finance the previously announced acquisition of Rural Cellular Corporation (Rural Cellular) and for the refinancing of Rural Cellular debt. Interest on borrowings under the Credit Agreement is calculated based on the LIBOR rate for the applicable period, the level of borrowings on specified dates and a margin that is determined by reference to the long-term credit rating of Verizon Wireless issued by Standard & Poor’s Ratings Services. During the second quarter of 2008, $400 million of the borrowings under the Credit Agreement were repaid reducing the size of the term facility to $4,395 million. Borrowings under the Credit Agreement currently bear interest at a variable rate based on LIBOR plus 75 basis points. The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a certain leverage ratio and customary events of default. On July 1, 2008, Morgan Stanley Senior Funding Inc. sold and assigned a portion of its rights and interests with respect to the Credit Agreement to other lenders.

Rural Cellular Corporation

On July 30, 2007, Verizon Wireless announced that it had entered into an agreement to acquire Rural Cellular, for $45 per share in cash (or approximately $757 million). As a result of the acquisition, Verizon Wireless will assume Rural Cellular’s outstanding debt. The total value of the transaction is approximately $2,670 million. Rural Cellular has more than 700,000 customers. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. Rural Cellular’s shareholders approved the transaction on October 4, 2007. On June 9, 2008, Verizon Wireless executed a consent decree with the United States Department of Justice, pursuant to which Verizon Wireless agreed to divest cellular operating markets in Burlington, Franklin and Addison, VT; Franklin, NY; and Okanogan and Ferry, WA in order to be permitted to proceed with the acquisition. The consent decree requires all of the markets to be divested in Vermont and New York to be sold to the same buyer and requires both of the markets to be divested in Washington to be sold to the same buyer. The acquisition, which is subject to regulatory approvals, is expected to close in the third quarter of 2008.

In a related transaction, on December 3, 2007, Verizon Wireless signed a definitive exchange agreement with AT&T. Under the terms of the agreement, Verizon Wireless will receive cellular operating markets in Madison and Mason, KY, and 10MHz PCS licenses in Las Vegas, NV; Buffalo, NY; Sunbury-Shamokin and Erie, PA; and Youngstown, OH. Verizon Wireless will also receive minority interests held by AT&T in three entities in which Verizon Wireless also holds an interest, plus a cash payment. In exchange, Verizon Wireless will transfer to AT&T six cellular operating markets in Burlington, Franklin and the northern portion of Addison, VT; Franklin, NY; and Okanogan and Ferry, WA; and a cellular license for the Kentucky-6 market. The operating markets Verizon

Wireless is exchanging are among those it is to acquire from Rural Cellular. They represent all of the operating markets that are required by the consent decree to be divested, with the exception of the southern portion of Addison, VT. Verizon Wireless and AT&T are currently in discussions regarding amending the exchange agreement to add the southern portion of Addison, VT to the markets being obtained by AT&T. The exchange with AT&T is subject to regulatory approvals and is expected to close in the second half of 2008.

Other

In connection with the 2006 acquisition of MCI, Inc. (MCI), we recorded certain severance and severance-related costs and contract termination costs associated with the merger, pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following table summarizes the activity related to these obligations during the first half of 2008:

(dollars in millions)	At December 31, 2007	Payments	At June 30, 2008
Severance costs and contract termination costs	$36	$(24)	$12

The remaining contract termination costs at June 30, 2008 are expected to be paid over the remaining contract periods through 2009.

During the three and six months ended June 30, 2008, we recorded pretax charges of $36 million ($22 million after-tax) and $65 million ($40 million after-tax), respectively, primarily related to the MCI acquisition and comprised primarily of systems integration activities. During the three and six months ended June 30, 2007, we recorded pretax charges of $27 million ($17 million after-tax) and $41 million ($26 million after-tax), respectively, related to system integration activities associated with the MCI acquisition.

3.	Other Dispositions, Discontinued Operations and Extraordinary Item

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

On April 1, 2008, the number of shares of restricted stock units (RSUs) and performance stock units (PSUs) previously issued by Verizon were adjusted pursuant to the terms of the applicable Verizon equity incentive plans, taking into account the change in the value of Verizon common stock as a result of the spin-off.

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

As a result of the spin-off, our net debt was reduced by approximately $1.4 billion, of which $1.2 billion is reflected in the second quarter as a reduction in short-term obligations. The condensed consolidated income statements for the periods presented include the results of operations of the local exchange and related business assets in Maine, New Hampshire and Vermont through March 31, 2008, the date of completion of the spin-off. The condensed consolidated balance sheet reflects the spin-off as of March 31, 2008, which increased shareowners’ investment by approximately $26 million, and included approximately $79 million ($44 million after-tax) related to defined benefit pension and postretirement plans, which is reflected as a reduction to Accumulated Other Comprehensive Loss.

During the first six months of 2008, we recorded pretax charges of $103 million ($81 million after-tax) for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont from Verizon at the closing of the transaction, as well as for professional advisory and legal fees in connection with this transaction.

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

(dollars in millions)	Six months ended June 30, 2007
Operating revenues	$306

Income before provision for income taxes	$185
Provision for income taxes	(43)

Income from discontinued operations, net of tax	$142

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

4.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Wireline	Domestic Wireless	Total
Balance at December 31, 2007	$4,900	$345	$5,245
Reclassifications and adjustments	(27)	–	(27)
Balance at June 30, 2008	$4,873	$345	$5,218

Other Intangible Assets

The following table displays the details of other intangible assets:

	At June 30, 2008		At December 31, 2007
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer lists (3 to 10 years)	$1,296	$539	$1,307	$459
Non-network internal-use software (2 to 7 years)	8,163	4,281	8,116	4,147
Other (1 to 25 years)	391	56	215	44
Total	$9,850	$4,876	$9,638	$4,650
Indefinite-lived intangible assets:
Wireless licenses	$60,423		$50,796

Amortization expense was $338 million and $671 million for the three and six months ended June 30, 2008, respectively. Amortization expense was $330 million and $673 million for the three and six months ended June 30, 2007, respectively. Amortization expense is estimated to be $1,291 million for the full year of 2008, $1,074 million in 2009, $873 million in 2010, $706 million in 2011 and $485 million in 2012.

On January 4, 2008, Verizon Wireless paid to the Federal Communications Commission (FCC) an $885 million deposit in order to obtain 590 million bidding eligibility units for participation in the FCC auction of spectrum in the 700 MHz band (Auction 73). This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. On March 20, 2008, the FCC announced the results of its Auction 73 for wireless spectrum licenses. Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHz licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. The remaining balance due to the FCC was paid by Verizon Wireless in April 2008. Verizon Wireless expects the licenses to be granted by the FCC in the third quarter of 2008.

5.	Fair Value Measurements

SFAS No. 157

SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, wireless licenses and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. Furthermore, the impact of implementing FSP 157-2 is not expected to be material on our financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our financial statements.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments	$252	$1,240	$–	$1,492
Investments in unconsolidated businesses	357	–	–	357
Other investments	–	–	4,761	4,761
Other assets	–	721	–	721

Liabilities:
Other liabilities	$–	$44	$–	$44

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

A reconciliation of the beginning and ending changes in the balance of items measured at fair value using significant unobservable inputs as of June 30, 2008 is as follows:

(dollars in millions)	Level 3
Balance at December 31, 2007	$–
Total gains (losses) (realized/unrealized):
Included in earnings	–
Included in other comprehensive income	(6)
Purchases, issuances and settlements	4,767
Transfers in (out) of Level 3	–

Ending balance at June 30, 2008	$4,761

Short-term investments primarily include a fund comprised of cash equivalents held in trust for the payment of certain employee benefits and are classified as Level 2 as they are not actively traded in an established market. Short-term investments and Investments in unconsolidated businesses also include equity securities, mutual funds, United States (U.S.) Treasuries, and obligations of the U.S. government, which are generally measured using quoted prices in active markets and are classified as Level 1. Other investments is comprised of our investment in Alltel debt, which was acquired in June 2008. The fair value of Other investments is determined using inputs that are primarily unobservable (discounted cash flow model) and cannot be corroborated by the market, as such, that investment is considered to be a Level 3 item. Other assets are primarily comprised of domestic and foreign corporate and government bonds. While quoted prices in active markets for certain of these debt securities are available, for some they are not. As permitted under SFAS No. 157, we use alternative matrix pricing as a practical expedient resulting in our debt securities being classified as Level 2. Included in Other assets and in Other liabilities are derivative contracts, primarily comprised of interest rate swaps, that are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. As permitted by SFAS No. 157, we use mid-market pricing for fair value measurements of our derivative instruments.

The decrease in our short-term investments during the six months ended June 30, 2008 was primarily due to the payment of certain employee benefits.

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

SFAS No. 159

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (SFAS No. 159), permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As we did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, our adoption of this statement effective January 1, 2008 did not have an impact on our financial statements.

6.	Debt

Issuance of Debt

On June 5, 2008, Verizon Wireless entered into a $7,550 million 364-day Credit Agreement with Morgan Stanley Senior Funding Inc. (see Note 2). In April 2008, we issued $4,000 million of fixed rate notes, with varying maturities, that resulted in cash proceeds of $3,950 million, net of discounts and issuance costs. In February 2008, we issued $4,000 million of fixed rate notes, with varying maturities, that resulted in cash proceeds of $3,953 million, net of discounts and issuance costs. In January 2008, Verizon utilized a $239 million fixed rate vendor financing facility due 2010.

Interest Rate Swaps

During the first half of 2008, we entered into domestic interest rate swaps with a notional value of $2 billion to adjust the mix of fixed and variable rate debt. Based on the swap agreements we receive a fixed rate and pay variable rate based on LIBOR. These swaps were designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record these interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The fair value of the interest rate swaps at June 30, 2008 included in Other assets, Other liabilities and Long-term debt was not material (see Note 5).

Redemption of Debt

During the second quarter of 2008, $100 million of Verizon California Inc. 7.0% notes and $250 million of Verizon New York Inc. 6.0% notes matured and were repaid. During the first quarter of 2008, $125 million of Verizon South Inc. 6.0% notes and $1,000 million of Verizon Communications Inc. 4.0% notes matured and were repaid. During the second quarter of 2008, $250 million of GTE Corporation 6.46% notes matured and were repaid.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of June 30, 2008, $2,200 million principal amount of these obligations remained outstanding. Verizon and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of June 30, 2008, $47 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

7.	Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in computing earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2008	2007	2008	2007
Income Before Discontinued Operations and Extraordinary Item	$1,882	$1,683	$3,524	$3,167

Weighted-average shares outstanding – basic	2,850	2,903	2,856	2,906
Effect of dilutive securities – stock options	1	4	2	3

Weighted-average shares outstanding – diluted	2,851	2,907	2,858	2,909

Earnings Per Common Share from Income Before Discontinued Operations and Extraordinary Item
Basic	$.66	$.58	$1.23	$1.09
Diluted	$.66	$.58	$1.23	$1.09

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 154 million weighted-average shares and 144 million weighted-average shares for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, approximately 174 million weighted-average shares and 176 million weighted-average shares, respectively, were not included in the computation of diluted earnings per common share.

8.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

The Verizon Communications Long-Term Incentive Plan (the Plan) permits the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance share units and other awards. The maximum number of shares for awards is 207 million.

Restricted Stock Units

The Plan provides for grants of RSUs that generally vest at the end of the third year after the grant. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon’s stock. Dividend equivalent units are also paid to participants at the time the RSU award is paid.

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	21,573	$ 34.80
Granted	6,526	36.78
Payments	(6,854)	36.06
Cancelled/Forfeited	(95)	35.14

Outstanding, June 30, 2008	21,150	35.00

Performance Share Units

The Plan also provides for grants of PSUs that generally vest at the end of the third year after the grant if certain threshold performance requirements have been satisfied. The PSUs are classified as liability awards because the PSUs will be paid in cash upon vesting. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	32,135	$ 34.80
Granted	10,124	36.78
Payments	(7,596)	36.06
Cancelled/Forfeited	(2,414)	36.01

Outstanding, June 30, 2008	32,249	35.03

As of June 30, 2008, unrecognized compensation expense related to the unvested portion of RSUs and PSUs was approximately $558 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees and other participating affiliates of Verizon Wireless. The Wireless Plan provides rewards that are tied to the long-term performance of Verizon Wireless. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of June 30, 2008, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	60,412	$ 17.58
Exercised	(11,073)	19.07
Cancelled/Forfeited	(238)	19.06

Outstanding, June 30, 2008	49,101	17.23

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

The following table summarizes our stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	174,863	$ 47.78
Exercised	(214)	38.17
Cancelled/Forfeited	(12,913)	46.44

Outstanding, June 30, 2008	161,736	47.90

The weighted-average remaining contractual term was approximately three years for stock options outstanding as of June 30, 2008.

The total intrinsic value for stock options outstanding and exercisable was not material as of June 30, 2008. The total intrinsic value was approximately $140 million for stock options outstanding and exercisable as of June 30, 2007.

The total intrinsic value for stock options exercised was not material for the three and six months ended June 30, 2008. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2007 was $57 million and $65 million, respectively.

The amount of cash received and the related tax benefits from the exercise of stock options were not material for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the amount of cash received from the exercise of stock options was approximately $439 million and $552 million, respectively, and the related tax benefits were approximately $14 million and $14 million, respectively.

The after-tax compensation expense for stock options was not material for the three and six months ended June 30, 2007.

9.	Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit costs (income) related to our pension and postretirement health care and life insurance plans:

(dollars in millions)
	Pension		Health Care and Life

Three Months Ended June 30,	2008	2007	2008	2007
Service cost	$94	$111	$79	$89
Interest cost	489	493	426	398
Expected return on plan assets	(794)	(794)	(80)	(79)
Amortization of prior service cost	13	11	98	98
Actuarial loss, net	10	25	66	80

Net periodic benefit (income) cost	$(188)	$(154)	$589	$586

(dollars in millions)
	Pension		Health Care and Life

Six Months Ended June 30,	2008	2007	2008	2007
Service cost	$190	$222	$160	$177
Interest cost	980	987	855	796
Expected return on plan assets	(1,594)	(1,588)	(160)	(158)
Amortization of prior service cost	27	22	197	196
Actuarial loss, net	20	49	133	159

Net periodic benefit (income) cost	$(377)	$(308)	$1,185	$1,170

Employer Contributions

During the three months ended June 30, 2008, we contributed $177 million to our qualified pension trusts, $36 million to our nonqualified pension plans and $400 million to our other postretirement benefit plans. During the six months ended June 30, 2008, we contributed $177 million to our qualified pension trusts, $99 million to our nonqualified pension plans and $781 million to our other postretirement benefit plans.

The anticipated qualified pension trust contributions for 2008 disclosed in Verizon’s Annual Report on Form 10-K for the year ended 2007 continue to be accurate. Our estimate of the amount and timing of required qualified pension trust contributions for 2008 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

Severance Benefits

During the three and six months ended June 30, 2008, we paid severance benefits of $86 million and $214 million, respectively, excluding amounts related to the MCI acquisition (see Note 2). At June 30, 2008, we had a remaining severance liability of $840 million, which includes future contractual payments to employees separated on or prior to June 30, 2008.

10.	Tax and Other Items

Income Taxes

The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,394 million and $2,883 million at June 30, 2008 and December 31, 2007, respectively. Interest and penalties related to unrecognized tax benefits were $466 million (after-tax) and $598 million (after-tax), at June 30, 2008 and December 31, 2007, respectively. The decrease in unrecognized tax benefits and the related interest and penalties was due to the resolution of issues under income tax examinations. The decrease in unrecognized tax benefits was primarily offset by an increase to deferred income taxes.

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

Changes in the components of Other Comprehensive Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Net Income	$1,882	$1,683	$3,524	$3,178

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(28)	480	149	497
Unrealized gain (loss) on marketable securities	(12)	2	(44)	(4)
Defined benefit pension and postretirement plans	102	123	206	259
Dispositions of TELPRI and other	1	(1)	1	246

	63	604	312	998

Total Comprehensive Income	$1,945	$2,287	$3,836	$4,176

Foreign currency translation adjustments during the three and six months ended June 30, 2008 were primarily the result of unrealized foreign currency translation losses related to our investment in Vodafone Omnitel and from international operations at our Wireline segment. Foreign currency translation adjustments during the three and six months ended June 30, 2007 represented the disposition of our interest in CANTV, as well as unrealized foreign currency translation gains, primarily driven by the appreciation in the functional currency of our investment in Vodafone Omnitel.

Defined benefit pension and postretirement plan activity during the six months ended June 30, 2008 included a reduction to the beginning Accumulated Other Comprehensive Loss of $79 million ($44 million after-tax) in connection with the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont.

The components of Accumulated Other Comprehensive Loss were as follows:

(dollars in millions)	At June 30, 2008	At December 31, 2007
Foreign currency translation adjustments	$1,316	$1,167
Unrealized derivative losses on cash flow hedges	(9)	(10)
Unrealized gains on marketable securities	16	60
Defined benefit pension and postretirement plans	(5,473)	(5,723)

Accumulated Other Comprehensive Loss	$(4,150)	$(4,506)

Net Investment Hedge

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations were recognized in Accumulated Other Comprehensive Loss which were partially offset by the impact of foreign currency changes on the value of our net investment. As of June 30, 2008, our positions in these foreign currency forward contracts were settled. The balance on the forward contracts along with the unrealized foreign currency translation balance on the investment will remain in Accumulated Other Comprehensive Loss until the investment is sold.

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

Our segments and their principal activities consist of the following:

Segment	Description
Wireline	Wireline communications services include voice, Internet access, broadband video and data, next generation Internet Protocol network services, network access, long distance and other services. We provide these services to consumers, carriers, businesses and government customers both domestically and internationally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice, data products and other value-added services and equipment sales across the United States.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
External Operating Revenues
Wireline	$11,800	$12,008	$23,521	$23,887
Domestic Wireless	12,092	10,819	23,734	21,101

Total segments	23,892	22,827	47,255	44,988
Corporate, eliminations and other	232	446	702	869

Total consolidated – reported	$24,124	$23,273	$47,957	$45,857

Intersegment Revenues
Wireline	$313	$322	$618	$621
Domestic Wireless	26	24	53	49

Total segments	339	346	671	670
Corporate, eliminations and other	(339)	(346)	(671)	(670)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireline	$12,113	$12,330	$24,139	$24,508
Domestic Wireless	12,118	10,843	23,787	21,150

Total segments	24,231	23,173	47,926	45,658
Corporate, eliminations and other	(107)	100	31	199

Total consolidated – reported	$24,124	$23,273	$47,957	$45,857

Operating Income
Wireline	$1,063	$1,087	$2,103	$2,170
Domestic Wireless	3,463	3,009	6,718	5,738

Total segments	4,526	4,096	8,821	7,908
Reconciling items	20	53	58	37

Total consolidated – reported	$4,546	$4,149	$8,879	$7,945

(dollars in millions)	At June 30, 2008	At December 31, 2007
Assets
Wireline	$89,345	$92,264
Domestic Wireless	99,258	83,755

Total segments	188,603	176,019
Reconciling items	12,043	10,940

Total consolidated – reported	$200,646	$186,959

A reconciliation of the total of the reportable segments’ operating income to consolidated Income Before Provision for Income Taxes, Discontinued Operations and Extraordinary Item is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Total segment operating income	$4,526	$4,096	$8,821	$7,908
Merger integration costs (see Note 2)	(36)	(27)	(65)	(41)
Access line spin-off related charges (see Note 3)	–	–	(103)	–
Impact of divested operations (see Note 3)	–	46	44	98
Verizon Foundation contribution (see Note 3)	–	–	–	(100)
Corporate and other	56	34	182	80
Total consolidated operating income	$4,546	$4,149	$8,879	$7,945

Equity in earnings of unconsolidated businesses	150	185	247	345
Other income and (expense), net	92	27	115	75
Interest expense	(403)	(455)	(862)	(940)
Minority interest	(1,522)	(1,268)	(2,929)	(2,422)
Income Before Provision For Income taxes, Discontinued Operations and Extraordinary item	$2,863	$2,638	$5,450	$5,003

We generally account for intersegment sales of products and services and asset transfers at current market prices. We are not dependent on any single customer.

13.	Other Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We are required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. We are evaluating the impact FSP 142-3 will have on our financial statements.

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

During the second quarter of 2008, we entered into an agreement to acquire a non-exclusive license (the “IP License”) to a portfolio of intellectual property owned by an entity formed for the purpose of acquiring and licensing intellectual property. We paid an initial fee of $100 million for the IP License, which is being amortized over the expected useful lives of the licensed intellectual property. In addition, we executed a subscription agreement (with a capital commitment of up to $250 million to be funded as required through 2012) to become a member in a limited liability company (the “LLC”) formed by the same entity for the purpose of acquiring and licensing additional intellectual property. In connection with this investment, we will receive non-exclusive license rights to certain intellectual property acquired by the LLC for an annual license fee.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is one of the world’s leading providers of communications services. Verizon’s wireline business provides communications services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 228,600 employees.

The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and analyzing and understanding business trends. While most key economic indicators, including gross domestic product, affect our operations to some degree, we historically have noted higher correlations to housing starts, non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflation and unemployment rates.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following strategic imperatives:

•

Revenue Growth – Our emphasis is on revenue growth, devoting more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including Verizon’s high-capacity fiber optics to the premises network operated under the FiOS service mark, digital subscriber lines (DSL) and other data services, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market. During the second quarter of 2008, we reported consolidated revenue growth of 3.7% compared to last year, primarily driven by 11.8% higher revenue at Domestic Wireless, where we added approximately 1.5 million net wireless customers, practically all of which were wireless retail customers. At Wireline, revenue growth in the residential market, driven by broadband and video services, coupled with growth in the business market derived from strategic services, partially offset declines in the traditional voice mass market. Operating revenues include $273 million in the first quarter of 2007 related to the local exchange and related business assets in Maine, New Hampshire and Vermont that were spun-off in the first quarter of 2008.

•

Market Share Gains – We are focused on gaining market share. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. At Wireline, as of June 30, 2008, we passed 11 million premises with our high-capacity fiber network of which 8.4 million premises are open for FiOS internet sales and 7 million premises are open for FiOS TV sales. We added 54,000 net wireline broadband connections during the second quarter of 2008, for a total of 8,330,000 lines, and we are among the top 10 video providers in the U.S. through the continued deployment of FiOS. We had 1,382,000 FiOS TV customers, adding approximately 176,000 net new FiOS TV customers in the second quarter of 2008. Revenues from strategic services (Private IP, IP, Managed Services, Virtual Private Network or VPN, Web Hosting and Voice over IP or VoIP) grew 18.7% over the same period last year. At Domestic Wireless, we continue to add retail customers, grow revenue and gain market share while maintaining a low churn (customer turnover) rate.

•

Profitability Improvement – Our goal is to increase operating income and margins. In the second quarter of 2008, operating income rose 9.6% compared to the same period last year, while income before provision for income taxes, discontinued operations, and extraordinary item rose 8.5% over the same period. Our operating income margin rose to 18.8% in the second quarter, compared with 17.8% in the same period in 2007. Supporting these improvements, our capital spending continues to be directed toward growth markets, positioning the Company for sustainable, long-term profitability. High-speed wireless data (Evolution-Data Optimized or EV-DO) services, fiber optics to the premises, as well as expanded services to enterprise customers are examples of these growth markets. During the six months ended June 30, 2008, capital expenditures were $8,397 million compared with capital expenditures of $8,515 million in the similar period in 2007, excluding discontinued operations. During the second quarter of 2008, Verizon Wireless completed the payment for several licenses awarded to it in the Federal Communications Commission (FCC) 700 MHz auction for an aggregate bid price of $9.4 billion. Verizon Wireless expects the licenses to be granted by the FCC in the third quarter of 2008. Domestic Wireless also expects, from time-to-time, to acquire operating markets and spectrum in geographic areas where it does not currently operate.

•

Operational Efficiency – While focusing our resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidations, call center routing improvements, the formation of a centralized shared services organization, and centralizing information technology and marketing efforts, has led to changes to the Company’s cost structure, thereby maintaining and improving operating income margins. With our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of the efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation and automation improvements occur, costs per home connected are expected to decline. Since the merger with MCI, we have gained operational benefits from sales force and product and systems integration initiatives. Workforce levels in the second quarter of 2008 decreased to 228,600 primarily from reductions at Wireline due to continued productivity improvements and merger synergy savings, partially offset by an increase in headcount at Domestic Wireless.

•

Customer Experience – Our goal is to provide the best customer experience possible and to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. We continue developing and marketing innovative product bundles to include local wireline, long-distance, wireless and broadband services for consumer and general business retail customers. These efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow revenues. Also at Wireline, we continued to roll out next-generation global IP networks to meet the ongoing global enterprise market shift to IP-based products and services. Deployment of new strategic service offerings — including expansion of our VoIP and international Ethernet capabilities, the introduction of cutting edge video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio — will allow us to continue to gain share in the enterprise market. At Domestic Wireless, we continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for our business and provide new and innovative products and services, such as Broadband Access, our EV-DO service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

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

We create value for our shareowners by investing the cash flows generated by the business in opportunities and transactions that support these strategic imperatives, thereby increasing customer satisfaction and usage of our products and services. In addition, we use our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Reflecting continued strong cash flows and confidence in Verizon’s business model, Verizon’s Board of Directors increased the Company’s quarterly dividend 6.2% during the third quarter of 2007. During the first half of 2008, we repurchased $1,117 million of our common stock as part of our previously announced share buyback programs. Verizon’s cash and cash equivalents at June 30, 2008 of $582 million decreased by $571 million from $1,153 million at December 31, 2007.

On June 5, 2008, Verizon Wireless entered into an agreement with Alltel Corporation (Alltel) and Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire Alltel in a cash merger. Alltel and Verizon Wireless use the same network technology. Alltel serves more than 13 million customers in markets in 34 states. Under the terms of the agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion. Based on Alltel’s projected net debt at closing of $22.2 billion, the aggregate value of the transaction is $28.1 billion. The parties are targeting completion of the merger by the end of 2008, subject to obtaining regulatory approvals.

On March 31, 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont. Verizon stockholders received one share of FairPoint Communications, Inc. (FairPoint) common stock for every 53.0245 shares of Verizon common stock they owned as of March 7, 2008. FairPoint paid cash in lieu of any fraction of a share of FairPoint common stock. As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. Both the spin-off and merger qualify as tax-free transactions, except for the cash payments for fractional shares which are generally taxable.

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

On March 31, 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont. Accordingly, Wireline results from divested operations have been reclassified to reflect comparable operating results.

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change

Wireline
Verizon Telecom	$7,499	$7,752	(3.3)	$15,007	$15,451	(2.9)
Verizon Business	5,318	5,271	0.9	10,532	10,457	0.7
Intrasegment eliminations	(704)	(693)	1.6	(1,400)	(1,400)	–

	12,113	12,330	(1.8)	24,139	24,508	(1.5)
Domestic Wireless	12,118	10,843	11.8	23,787	21,150	12.5
Corporate & Other	(107)	(173)	(38.2)	(227)	(347)	(34.6)
Revenues of divested operations	–	273	(100.0)	258	546	(52.7)

Consolidated Revenues	$24,124	$23,273	3.7	$47,957	$45,857	4.6

Consolidated revenues in the second quarter of 2008 increased $851 million, or 3.7%, and $2,100 million, or 4.6% for the six months ended June 30, 2008 compared to the similar periods in 2007. These increases were primarily the result of continued strong growth at Domestic Wireless.

Wireline’s revenues during the second quarter of 2008 decreased by $217 million, or 1.8% and $369 million, or 1.5% for the six months ended June 30, 2008 compared to the similar periods in 2007, primarily due to lower demand and usage of our basic local exchange and accompanying services, partially offset by continued growth from broadband and strategic services. We added 54,000 net new broadband connections, including 187,000 net new FiOS data connections, partially offset by a net decline of 133,000 high speed internet lines in the second quarter of 2008, for a total of 8,330,000 lines at June 30, 2008, including 1,974,000 for FiOS data, representing an 87.3% increase for FiOS data from June 30, 2007. In addition, we added 176,000 net new FiOS TV customers in the second quarter of 2008, for a total of 1,382,000 at June 30, 2008. The overall revenue decline at Verizon Telecom was due to subscriber losses resulting from competition and technology substitution, including wireless and VoIP. Revenues at Verizon Business increased primarily due to higher demand for Internet related product offerings, specifically Private IP products and the impact of foreign currency exchange rates on services billed in local currencies, partially offset by lower voice revenues.

Domestic Wireless’s revenues during the second quarter of 2008 increased by $1,275 million, or 11.8% and $2,637 million, or 12.5%, for the six months ended June 30, 2008 compared to the similar periods in 2007 due to increases in service revenues, including data revenues, and equipment and other revenues. Service revenues during the second quarter of 2008 increased by $1,090 million or 11.6% and $2,244 million, or 12.2%, for the six months ended June 30, 2008 compared to the similar periods in 2007, primarily due to an increase in customers and an increase in average service revenue per customer per month (ARPU). Equipment and other revenue increased primarily as a result of the number of existing customers upgrading their wireless devices. Data revenues in the second quarter of 2008 increased by $798 million or 45.3% and $1,565 million, or 47%, for the six months ended June 30, 2008 compared to the similar periods last year. Domestic Wireless customers at June 30, 2008 were approximately 68.7 million, an increase of 10.7% from June 30, 2007. Domestic Wireless’s retail customer base as of June 30, 2008 was approximately 66.7 million, an 11.0% increase from June 30, 2007 and represented approximately 97.1% of our total customer base. Average service revenue per customer per month increased 0.9% to $51.53 in the second quarter of 2008 and increased 1.3% to $51.22 in the six months ended June 30, 2008, compared to the similar periods in 2007. Average retail service revenue per customer per month increased 0.2% to $51.93 in the second quarter of 2008 and increased 0.7% to $51.67 in the six months ended June 30, 2008, compared to the similar periods in 2007.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Cost of services and sales	$ 9,466	$ 9,231	2.5	$ 18,983	$ 18,143	4.6
Selling, general and administrative expense	6,528	6,320	3.3	12,929	12,663	2.1
Depreciation and amortization expense	3,584	3,573	0.3	7,166	7,106	0.8

Consolidated Operating Expenses	$ 19,578	$ 19,124	2.4	$ 39,078	$ 37,912	3.1

Cost of Services and Sales

Consolidated cost of services and sales expense in the second quarter of 2008 increased $235 million, or 2.5% and $840 million, or 4.6%, for the six months ended June 30, 2008 compared to the similar periods in 2007 primarily as a result of higher wireless network costs and increases in wireless equipment costs, partially offset by the impact of productivity improvement initiatives. The higher wireless network costs were caused by increased network usage relating to both voice and data services in the second quarter and six months of 2008 compared to the similar periods in 2007, partially offset by lower local interconnection and long distance rates. Cost of wireless equipment sales increased in the second quarter and six months of 2008 compared to the similar period in 2007 primarily as a result of an increase in wireless devices sold primarily due to an increase in equipment upgrades, combined with an increase in average cost per unit.

Consolidated cost of services and sales expense for the six months ended June 30, 2008 included $16 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont. Consolidated cost of services and sales for the three and six months ended June 30, 2008 included $8 million and $13 million for merger integration costs, primarily relating to the former MCI system integration activities. Consolidated cost of services and sales for the three and six months ended June 30, 2007 included $2 million and $4 million for merger integration costs, primarily relating to the former MCI system integration activities.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the second quarter 2008 increased by $208 million, or 3.3% and $266 million, or 2.1%, for the six months ended June 30, 2008 compared to the similar periods in 2007. These increases were primarily the result of higher sales commission expense and higher advertising costs. These increases were partially offset by declines in stock-based compensation expense and cost reduction initiatives across all segments.

Consolidated selling, general and administrative expense for the six months ended June 30, 2008 included $87 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont. Consolidated selling, general and administrative expense for the three and six months ended June 30, 2008 included $28 million and $52 million, respectively, for merger integration costs, primarily relating to the former MCI system integration activities.

Consolidated selling, general and administrative expense for the three and six months ended June 30, 2007 included $25 million and $37 million of merger integration costs, primarily relating to the former MCI systems integration activities and a $100 million contribution to the Verizon Foundation, to fund its charitable activities and increase its self-sufficiency, from a portion of the proceeds received from the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

Depreciation and Amortization Expense

Depreciation and amortization expense in the second quarter of 2008 increased by $11 million, or 0.3% and $60 million, or 0.8%, for the six months ended June 30, 2008 compared to the similar periods last year. These increases were mainly driven by growth in depreciable telephone plant and non-network software, from additional capital spending, substantially offset by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Vodafone Omnitel	$ 173	$ 146	18.5	$ 288	$ 315	(8.6)
Other	(23)	39	nm	(41)	30	nm
Total	$ 150	$ 185	(18.9)	$ 247	$ 345	(28.4)

nm – Not meaningful

Equity in Earnings of Unconsolidated Businesses decreased by $35 million and $98 million for the three and six months ended June 30, 2008, respectively, compared to the similar periods in 2007, primarily driven by the gain on the sale of an international investment in 2007. Partially offsetting the decline in the three months ended June 30, 2008 were higher earnings at Vodafone Omnitel N.V. (Vodafone Omnitel). Equity in Earnings of Unconsolidated Businesses for the six months ended June 30, 2008 was also impacted by lower earnings at Vodafone Omnitel during the first three months of 2008.

Other Income and (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Interest income	$57	$41	39.0	$112	$85	31.8
Foreign exchange gains (losses), net	8	(9)	nm	(30)	(1)	nm
Other, net	27	(5)	nm	33	(9)	nm
Total	$92	$27	nm	$115	$75	53.3

nm – Not meaningful

Other Income and (Expense), Net for the three and six months ended June 30, 2008 increased $65 million and $40 million, respectively, compared to the similar periods in 2007 as a result of higher interest income, primarily from our investment in Alltel’s debt obligations. The six months ended June 30, 2008 were also affected by higher foreign exchange losses at our Wireline international operations.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Total interest costs on debt balances	$611	$573	6.6	$1,155	$1,167	(1.0)
Less capitalized interest costs	208	118	76.3	293	227	29.1
Interest expense	$403	$455	(11.4)	$862	$940	(8.3)

Weighted-average debt outstanding	$39,339	$33,577		$36,340	$34,356
Effective interest rate	6.2%	6.8%		6.4%	6.8%

During the three months ended June 30, 2008, total interest costs increased $38 million, primarily due to an increase in the weighted-average debt level partially offset by lower interest rates compared to last year. Capitalized interest costs during the second quarter of 2008 include approximately $155 million related to the development of wireless licenses for commercial service, primarily as a result of the spectrum being acquired as a result of the 700 MHz auction. The increase in weighted-average debt outstanding was primarily driven by the issuance of $8,000 million of fixed rate notes, with varying maturities, in the first half of 2008, that resulted in net cash proceeds of $7,903 million, partially offset by continued debt reductions.

Minority Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Minority interest	$1,522	$1,268	20.0	$2,929	$2,422	20.9

The increase in minority interest expense for the three and six months ended June 30, 2008 compared to the similar period in 2007 was the result of higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc (Vodafone).

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Provision for income taxes	$981	$955	2.7	$1,926	$1,836	4.9
Effective income tax rate	34.3%	36.2%		35.3%	36.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income from continuing operations before the provision for income taxes. The effective income tax rate for the three and six months ended June 30, 2008 compared to the similar periods of 2007 was lower due to the favorable impact of tax benefits from the resolution of issues under income tax examinations in 2008.

Unrecognized Tax Benefits

The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,394 million and $2,883 million at June 30, 2008 and December 31, 2007, respectively. Interest and penalties related to unrecognized tax benefits were $466 million (after-tax) and $598 million (after-tax), at June 30, 2008 and December 31, 2007, respectively. The decrease in unrecognized tax benefits and the related interest and penalties was due to the resolution of issues under income tax examinations. The decrease in unrecognized tax benefits was primarily offset by an increase to deferred income taxes.

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

Discontinued Operations

On March 30, 2007, we completed the sale of our 52% interest in TELPRI and received gross proceeds of approximately $980 million. The sale resulted in a pretax gain of $120 million ($70 million after-tax, or $.02 per diluted share). Accordingly, discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2007 include the results of operations of TELPRI through the completion of the sale. Verizon contributed $100 million ($65 million after-tax) of the proceeds to the Verizon Foundation during the three months ended March 31, 2007.

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

Wireline

The Wireline segment consists of the operations of Verizon Telecom, a provider of communication services, including voice, broadband video and data, network access, long distance, and other services to residential and small business customers and carriers, and Verizon Business, which provides next-generation IP network services to medium and large businesses and government customers globally. The results of operations presented below exclude the local exchange and related businesses in Maine, New Hampshire and Vermont that were spun-off on March 31, 2008.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Verizon Telecom
Mass Markets	$5,247	$5,367	(2.2)	$10,471	$10,703	(2.2)
Wholesale	1,895	1,956	(3.1)	3,807	3,875	(1.8)
Other	357	429	(16.8)	729	873	(16.5)
Verizon Business
Enterprise Business	3,613	3,638	(0.7)	7,149	7,176	(0.4)
Wholesale	846	844	0.2	1,680	1,694	(0.8)
International and Other	859	789	8.9	1,703	1,587	7.3
Intrasegment eliminations	(704)	(693)	1.6	(1,400)	(1,400)	–
Total Wireline Operating Revenues	$12,113	$12,330	(1.8)	$24,139	$24,508	(1.5)

Verizon Telecom

Mass Markets

Our Mass Markets revenue in the second quarter decreased by $120 million, or 2.2% and $232 million or 2.2% for the six months ended June 30, 2008 compared to the similar periods in 2007. The decrease was primarily driven by lower demand and usage of our basic local exchange and accompanying services, attributable to consumer subscriber line losses, including those served by the former MCI. These losses are driven by competition and technology substitution, including wireless and VoIP. These decreases were partially offset by growth from broadband services and FiOS TV.

Declines in switched access lines in service of 8.5% at June 30, 2008, compared to the similar period in 2007, were mainly driven by the effects of competition and technology substitution. Residential retail access lines declined 10.4% at June 30, 2008, compared to the similar period in 2007, as customers substituted wireless, VoIP, broadband and cable services for traditional voice landline services. At the same time, small business retail access lines declined 4.1% at June 30, 2008, primarily reflecting competition and a shift to high-speed access lines. The resulting total retail access line loss was 8.2% at June 30, 2008. Access line losses include the loss of lines served by the former MCI.

In the second quarter of 2008, we added 54,000 net new broadband connections, including 187,000 net new FiOS data connections. For the six months ended June 30, 2008, we added 317,000 net new broadband connections, including 449,000 net new FiOS data connections, for a total of 8,330,000 lines at June 30, 2008, including 1,974,000 for FiOS data, representing an 11.5% increase for FiOS data from June 30, 2007. In addition, we added 176,000 net new FiOS TV customers in the second quarter of 2008 and 439,000 for the six months ended June 30, 2008, for a total of 1,382,000 at June 30, 2008. As of June 30, 2008, for FiOS data and FiOS TV, we achieved penetration rates of 23.5% and 19.7%, respectively, across all markets where we have been selling these services.

Wholesale

Our wholesale revenues in the second quarter of 2008 decreased by $61 million, or 3.1% and $68 million or 1.8% for the six months ended June 30, 2008 compared to the similar periods in 2007, due to declines in switched access revenues and local wholesale revenues (UNEs). These declines were partially offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the second quarter of 2008 and the six months ended June 30, 2008 compared to the similar periods in 2007, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased by 15.9% due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Special access revenue growth reflects continuing demand in the small business market for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services. Customer demand for high-capacity and digital data services increased 6.1% in the second quarter of 2008 compared to the similar period in 2007.

Other Revenues

Verizon Telecom’s revenues in the second quarter of 2008 from other services decreased by $72 million, or 16.8% and $144 million or 16.5% for the six months ended June 30, 2008 compared to the similar periods in 2007. These revenue decreases were mainly due to the disposal of non-strategic product lines.

Verizon Business

Enterprise Business

Enterprise Business second quarter 2008 revenues of $3,613 million decreased $25 million, or 0.7% compared to the similar period in 2007 and $27 million, or 0.4%, for the six months ended June 30, 2008 compared to the similar period in 2007. The revenue decline is due to certain customers moving traffic off of our network, partially offset by increases in customer premises equipment revenue and security solutions revenue. Enterprise Business contains many customer accounts that are moving from core data products to more robust IP products. The Internet suite of products continues to be Enterprise Business’s fastest growing suite of products and includes Private IP, IP VPN, Managed Services, Web Hosting and VoIP.

Wholesale

Wholesale second quarter 2008 revenues of $846 million increased $2 million, or 0.2% compared to the similar period in 2007 and decreased $14 million, or 0.8%, for the six months ended June 30, 2008 compared to the similar period in 2007. The revenue decline for the six months ended June 30, 2008 is due to rate compression resulting from competition in the marketplace. This decline is partially offset by a slight revenue increase for the three months ended June 30, 2008 which is the result of an increase in MOUs in traditional voice products.

International and Other

International and Other second quarter 2008 revenues of $859 million increased $70 million, or 8.9% compared to the similar period in 2007 and $116 million, or 7.3%, for the six months ended June 30, 2008 compared to the similar period in 2007 reflecting strong growth in our Internet suite of products, specifically Private IP products, and the impact of foreign currency exchange rates on services billed in local currencies, partially offset by lower voice revenues.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Cost of services and sales	$ 5,997	$ 5,986	0.2	$ 12,078	$ 11,908	1.4
Selling, general and administrative expense	2,808	3,051	(8.0)	5,504	6,021	(8.6)
Depreciation and amortization expense	2,245	2,206	1.8	4,454	4,409	1.0
	$ 11,050	$ 11,243	(1.7)	$ 22,036	$ 22,338	(1.4)

Cost of Services and Sales

Cost of services and sales increased by $11 million or 0.2% and $170 million or 1.4% for the three and six months ended June 30, 2008, compared to the similar periods in 2007. These increases were primarily due to higher costs associated with our growth businesses, and higher customer premise equipment costs, partially offset by productivity improvement initiatives and lower switched access lines in service, as well as lower wholesale voice connections. The increase in cost of services and sales was also impacted by the inclusion of the results of operations of a security services firm acquired on July 1, 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $243 million, or 8% and $517 million or 8.6% for the three and six months ended June 30, 2008 compared to the similar periods in 2007. This decrease was primarily due to declines in compensation expense, cost reduction initiatives and lower bad debt costs, partially offset by higher advertising costs. Also contributing to the decline were expense reductions due to the disposal of non-strategic product lines. These declines were partially offset by the inclusion of the results of operations of a security services firm acquired on July 1, 2007.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense of $39 million, or 1.8% and $45 million or 1% for the three and six months ended June 30, 2008 compared to the similar periods in 2007 was mainly driven by growth in depreciable telephone plant and non-network software, from additional capital spending, substantially offset by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Operating Income	$1,063	$1,087	(2.2)	$2,103	$2,170	(3.1)

Segment operating income decreased by $24 million, or 2.2% and $67 million or 3.1% for the three and six months ended June 30, 2008 compared to the similar periods in 2007 due to the impact of operating revenues and operating expenses described above.

Non-recurring or non-operational items not included in Verizon Wireline’s operating income totaled $33 million and $52 million, respectively, for the three and six months ended June 30, 2008. Non-recurring or non-operational items in the second quarter of 2008 included costs associated with continued merger integration initiatives. The six months ended June 30, 2008 also included the results of operations of the local exchange and related business assets in Maine, New Hampshire and Vermont spun-off during the first quarter of 2008 and the costs incurred in connection with the spin-off related to network, non-network software, and other activities. Non-recurring or non-operational items not included in Verizon Wireline’s operating income totaled $19 million and $57 million, respectively, for the three and six months ended June 30, 2007. The three and six months ended June 30, 2007 included the results of operations spun-off during the first quarter of 2008 and costs associated with continued merger integration initiatives primarily relating to the former MCI.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, other value-added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon Wireless joint venture with Vodafone.

Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Service revenues	$10,492	$9,402	11.6	$20,637	$18,393	12.2
Equipment and other	1,626	1,441	12.8	3,150	2,757	14.3
Total Domestic Wireless Operating Revenue	$12,118	$10,843	11.8	$23,787	$21,150	12.5

Domestic Wireless’s total operating revenue during the second quarter of 2008 increased by $1,275 million, or 11.8% and $2,637 million, or 12.5% in the six months ended June 30, 2008, compared to the similar periods in 2007. Service revenue during the second quarter of 2008 increased by $1,090 million, or 11.6%, and $2,244 million, or 12.2% for the six months ended June 30, 2008 compared to the similar periods in 2007. The service revenue increases were primarily due to a 10.7% increase in customers as of June 30, 2008 compared to June 30, 2007 and an increase in average service revenue per customer per month. Equipment and other revenue increased by $185 million, or 12.8% in the second quarter of 2008 and $393 million, or 14.3% in the six months ended June 30, 2008, compared to the similar periods in 2007, primarily as a result of an increase in the number of customers upgrading their wireless devices. Other revenue increased due to an increase in revenue associated with cost recovery surcharges and regulatory fees.

Our Domestic Wireless segment ended the second quarter of 2008 with approximately 66.7 million retail customers, compared to 60.1 million retail customers at the end of the second quarter of 2007, an increase of 11%. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services. Domestic Wireless added approximately 1.5 million, including acquisitions, net retail customers during the second quarter of 2008, compared to 1.6 million during the second quarter of 2007 and added 2.9 million, including acquisitions, net retail customers during the six months ended June 30, 2008, compared to 3.3 million during the similar period in 2007. Nearly all of the approximately 1.5 million new net retail customers added during the second quarter of 2008 were postpaid customers. Of the approximately 2.9 million net retail customers added during the six months ended June 30, 2008, 2.7 million were postpaid customers. Average monthly retail postpaid churn, the rate at which retail postpaid customers disconnect service, decreased to 0.83% in the second quarter of 2008, compared to 0.85% in the second quarter of 2007. Average monthly retail postpaid churn increased to 0.88% in the six months ended June 30, 2008, compared to 0.87% in the six months ended June 30, 2007.

Domestic Wireless added approximately 1.5 million net total customers during the second quarter of 2008, bringing total customers as of June 30, 2008 to approximately 68.7 million, of which 97.1% were retail customers. Our Domestic Wireless customer base as of June 30, 2008 was 92.8% retail postpaid, 4.3% retail prepaid and 2.9% resellers. Total average monthly churn was 1.12% in the second quarter of 2008 and 1.16% in the six months ended June 30, 2008, compared to 1.26% in the second quarter of 2007 and 1.19% in the six months ended June 30, 2007.

Average service revenue per customer per month increased 0.9% to $51.53 in the second quarter of 2008 and increased 1.3% to $51.22 in the six months ended June 30, 2008, compared to the similar periods in 2007. Average retail service revenue per customer per month increased 0.2% to $51.93 in the second quarter of 2008 and increased 0.7% to $51.67 in the six months ended June 30, 2008, compared to the similar periods in 2007. Average retail data service revenue per customer per month increased 29.9% in the second quarter of 2008 and 31.5% in the six months ended June 30, 2008, compared to the similar periods in 2007, primarily driven by increased use of our messaging, VZAccess and e-mail services. Retail data revenue was $2,525 million and accounted for 24.6% of retail service revenue in the second quarter of 2008, compared to $1,748 million and 19.0% in the similar period in 2007. Retail data revenue was $4,834 million and accounted for 23.9% of retail service revenue for the six months ended June 30, 2008, compared to $3,296 million and 18.3% in the similar period in 2007.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Cost of services and sales	$3,744	$3,270	14.5	$7,329	$6,292	16.5
Selling, general and administrative expense	3,588	3,271	9.7	7,117	6,571	8.3
Depreciation and amortization expense	1,323	1,293	2.3	2,623	2,549	2.9
	$8,655	$7,834	10.5	$17,069	$15,412	10.8

Cost of Services and Sales

Cost of services and sales, which are costs to operate the wireless network, as well as the cost of roaming, long distance and equipment sales, increased by $474 million, or 14.5% in the second quarter of 2008 and $1,037 million, or 16.5% in the six months ended June 30, 2008, compared to the similar periods in 2007. Cost of services increased by 8.5% in the second quarter of 2008, and 10.6% in the six months ended June 30, 2008, compared to similar periods in 2007. These increases were primarily due to higher wireless network costs in the current year periods caused by increased network usage relating to both voice and data usage, partially offset by lower per unit local interconnection and long distance rates. Cost of equipment sales increased by 18.6% in the second quarter of 2008 and 20.6% for the six months ended June 30, 2008, compared to the similar periods in 2007. These increases were primarily attributable to an increase in equipment upgrades, combined with an increase in average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $317 million, or 9.7% in the second quarter of 2008 and $546 million, or 8.3% in the six months ended June 30, 2008, compared to the similar periods in 2007. Sales commission expense increased $66 million in the second quarter of 2008 and $120 million for the six months ended June 30, 2008, compared to similar periods in 2007, primarily as a result of the increase in customer renewals and equipment upgrades. Increases in advertising and promotion expenses, as well as professional service fees, also contributed to the increase in selling, general and administrative expense in the second quarter of 2008 and the six months ended June 30, 2008, compared to the similar periods in 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $30 million, or 2.3% in the second quarter of 2008 and $74 million, or 2.9% for the six months ended June 30, 2008, compared to the similar periods in 2007. These increases were primarily due to increased depreciation expense related to growth in depreciable assets.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Operating Income	$3,463	$3,009	15.1	$6,718	$5,738	17.1

Operating income increased by $454 million, or 15.1% in the second quarter of 2008 and $980 million, or 17.1% for the six months ended June 30, 2008, compared to the similar periods in 2007, primarily as a result of the changes in operating revenues and operating expenses described above.

Other Items

Merger Integration Costs

During the three and six months ended June 30, 2008, we recorded pretax charges of $36 million ($22 million after-tax, or $.01 per diluted share) and $65 million ($40 million after-tax, or $.01 per diluted share) respectively, primarily related to the MCI acquisition and comprised primarily of system integration activities. During the three and six months ended June 30, 2007, we recorded pretax charges of $27 million ($17 million after-tax, or $.01 per diluted share) and $41 million ($26 million after-tax, or $.01 per diluted share), respectively, related to system integration activities associated with the MCI acquisition.

Telephone Access Lines Spin-off

During the first quarter of 2008, we recorded pretax charges of $103 million ($81 million after-tax, or $.03 per diluted share) for costs incurred related to network, non-network software, and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the closing of this transaction, as well as professional advisory and legal fees in connection with this transaction.

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

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$12,052	$11,562	$490
Discontinued operations	–	(570)	570
Investing Activities:
Continuing operations	(22,268)	(7,634)	(14,634)
Discontinued operations	–	757	(757)
Financing activities:
Continuing operations	9,645	(6,678)	16,323
Discontinued operations	–	–	–

Decrease In Cash and Cash Equivalents	$(571)	$(2,563)	$1,992

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash from operating activities for the six months ended June 30, 2008 increased by approximately $1,060 million compared to the similar period of 2007. Cash flow from operating activities—continuing operations increased by approximately $490 million during the first six months of 2008, primarily as a result of improved earnings and a $670 million net dividend distribution Verizon received in April 2008 from Vodafone Omnitel, partially offset by a $200 million increase in inventory levels.

We anticipate that we may receive an additional distribution from Vodafone Omnitel within the next twelve months.

The change in cash flow from operating activities—discontinued operations accounted for a favorable variance of approximately $570 million during the first half of the year driven by the absence of any activity in 2008, as compared to the prior year income tax payment associated with the disposition of Verizon Dominicana.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $4,835 million in Wireline during the first half of 2008, compared to $5,120 million in the similar period of 2007. In the first half of 2008, we invested $3,250 million in Domestic Wireless, compared with $3,388 million in the first half of 2007.

On January 4, 2008, Verizon Wireless paid to the FCC an $885 million deposit in order to obtain 590 million bidding eligibility units for participation in the FCC auction of spectrum in the 700 MHz band (Auction 73). This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. On March 20, 2008, the FCC announced the results of its Auction 73 for wireless spectrum licenses. Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHz licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. The remaining balance due to the FCC was paid by Verizon Wireless in April 2008. Verizon Wireless expects the licenses to be granted by the FCC in the third quarter of 2008.

On June 10, 2008, in connection with the Alltel transaction, Verizon Wireless purchased from third parties approximately $5,000 million aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4,800 million plus accrued and unpaid interest. During 2007, we acquired a network security business and purchased several wireless licenses. Other, net investing activities in the first half of 2008 and 2007 include cash proceeds from the sale of properties and sale of select non-strategic assets.

In the first half of 2007, investing activities of discontinued operations primarily included gross proceeds of approximately $980 million in connection with the sale of TELPRI.

Cash Flows Provided By (Used In) Financing Activities

Our total debt was increased by $11,952 million during the first half of 2008, primarily due to the issuance of $8,000 million of fixed rate notes, with varying maturities, that resulted in $7,903 million of proceeds. In addition, on June 5, 2008, Verizon Wireless entered into a $7,550 million 364-day Credit Agreement with Morgan Stanley Senior Funding Inc. which includes a $4,800 million term facility and $2,750 million delayed draw facility. The borrowings under each facility are subject to customary conditions precedent. On June 10, 2008, Verizon Wireless borrowed $4,795 million under the term facility in order to complete the purchase of Alltel’s debt obligations and subsequently repaid $400 million prior to the end of the second quarter of 2008.

We also redeemed $1,725 million principal of our fixed rate notes at maturity, which included $125 million of 6.0% notes issued by Verizon South Inc., $250 million of 6.0% notes issued by Verizon New York, $100 million of 7.0% notes issued by Verizon California Inc. and $1,250 million of other corporate borrowings. Our ratio of debt to debt combined with shareowners’ equity was 45.9% at June 30, 2008 and 38.1% at December 31, 2007. As a result of the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont, our net debt was reduced by approximately $1.4 billion, of which $1.2 billion is reflected in the second quarter as a reduction in short-term obligations.

As of June 30, 2008, we had bank borrowings outstanding of $4,398 million. We also had approximately $9,150 million of unused bank lines of credit (including a $6,000 million three-year committed facility that expires in September 2009, a $2,750 million 364-day facility that expires in June 2009 and various other facilities totaling approximately $400 million) and we had shelf registrations for the issuance of up to $10,000 million of unsecured debt securities.

The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. Standard & Poor’s Ratings Services (S&P) revised its outlook on Verizon Communications to negative from stable in early June 2008 following the announcement of the agreement to acquire Alltel. At the same time S&P affirmed all Verizon’s ratings, including its ‘A’ corporate credit and “A-1’ short-term ratings. Moody’s Investors Service (Moody’s) assigns an ‘A3’ long-term debt rating and a ‘P-2’ short-term debt rating to Verizon Communications. In early June 2008, Moody’s placed the long-term rating of Verizon Communications on review for possible downgrade following the announcement of the agreement to acquire Alltel. The P-2 short-term rating was affirmed. Fitch Ratings (Fitch) assigns an ‘A+’ long-term issuer default rating (IDR) to Verizon Communications. Fitch placed the IDR and outstanding debt ratings of Verizon Communications and subsidiaries on Rating Watch Negative and affirmed Verizon’s ‘F1’ short-term debt rating in early June 2008 following the announcement of the agreement to acquire Alltel.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

During the six months ended June 30, 2008, we repurchased $1,117 million of our common stock as part of our previously announced common stock repurchase program.

As in prior periods, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. During the third quarter of 2007, we increased our dividend payments 6.2% to $.430 per share from $.405 per share. In the second quarter of 2008, Verizon declared a quarterly cash dividend of $.430 per share. In the second quarter of 2007, Verizon declared a quarterly cash dividend of $.405 per share.

Increase (Decrease) In Cash and Cash Equivalents

Our cash and cash equivalents at June 30, 2008 totaled $582 million, a $571 million decrease compared to cash and cash equivalents at December 31, 2007 of $1,153 million.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment and commodity prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements and foreign currency forwards and swaps. We do not hold derivatives for trading purposes.

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

During the first half of 2008, we entered into domestic interest rate swaps with a notional value of $2 billion to adjust the mix of fixed and variable rate debt. Based on the swap agreements we receive a fixed rate and pay variable rate based on LIBOR. These swaps were designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record these interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The fair value of the interest rate swaps at June 30, 2008 included in Other assets, Other liabilities and Long-term debt was not material.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets. The translation gains and losses of foreign currency transactions and balances are recorded in the condensed consolidated statements of income in Other Income and (Expense), Net and Income from Discontinued Operations, Net of Tax. At June 30, 2008, our primary translation exposure was to the British Pound and the Euro.

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations were recognized in Accumulated Other Comprehensive Loss which were partially offset by the impact of foreign currency changes on the value of our net investment. As of June 30, 2008, our positions in these foreign currency forward contracts were settled. The balance on the forward contracts along with the unrealized foreign currency translation balance on the investment will remain in Accumulated Other Comprehensive Loss until the investment is sold.

Other Factors That May Affect Future Results

Recent Developments

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement with Alltel Corporation (Alltel) and Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire Alltel in a cash merger. Alltel and Verizon Wireless use the same network technology. Alltel serves more than 13 million customers in markets in 34 states. Under the terms of the agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion. Based on Alltel’s projected net debt at closing of $22.2 billion, the aggregate value of the transaction is $28.1 billion. The parties are targeting completion of the merger by the end of the year, subject to obtaining regulatory approvals.

In connection with this transaction, on June 10, 2008, Verizon Wireless purchased from third parties approximately $5,000 million aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4,800 million plus accrued and unpaid interest. These debt obligations are included in the projected amount of Alltel net debt at closing referenced above.

Rural Cellular Corporation

On July 30, 2007, Verizon Wireless announced that it had entered into an agreement to acquire Rural Cellular Corporation (Rural Cellular), for $45 per share in cash (or approximately $757 million). As a result of the acquisition, Verizon Wireless will assume Rural Cellular’s outstanding debt. The total value of the transaction is approximately $2,670 million. Rural Cellular has more than 700,000 customers. Rural Cellular’s networks are located in the states of Maine, Vermont, New Hampshire, New York, Massachusetts, Alabama, Mississippi, Minnesota, North Dakota, South Dakota, Wisconsin, Kansas, Idaho, Washington, and Oregon. Rural Cellular’s shareholders approved the transaction on October 4, 2007. On June 9, 2008, Verizon Wireless executed a consent decree with the United States Department of Justice, pursuant to which Verizon Wireless agreed to divest cellular operating markets in Burlington, Franklin and Addison, VT; Franklin, NY; and Okanogan and Ferry, WA in order to be permitted to proceed with the acquisition. The consent decree requires all of the markets to be divested in Vermont and New York to be sold to the same buyer and requires both of the markets to be divested in Washington to be sold to the same buyer. The acquisition, which is subject to regulatory approvals, is expected to close in the third quarter of 2008.

In a related transaction, on December 3, 2007, Verizon Wireless signed a definitive exchange agreement with AT&T. Under the terms of the agreement, Verizon Wireless will receive cellular operating markets in Madison and Mason, KY, and 10MHz PCS licenses in Las Vegas, NV; Buffalo, NY; Sunbury-Shamokin and Erie, PA; and Youngstown, OH. Verizon Wireless will also receive minority interests held by AT&T in three entities in which Verizon Wireless also holds an interest, plus a cash payment. In exchange, Verizon Wireless will transfer to AT&T six cellular operating markets in Burlington, Franklin and the northern portion of Addison, VT; Franklin, NY; and Okanogan and Ferry, WA; and a cellular license for the Kentucky-6 market. The operating markets Verizon Wireless is exchanging are among those it is to acquire from Rural Cellular. They represent all of the operating markets that are required by the consent decree to be divested, with the exception of the southern portion of Addison, VT. Verizon Wireless and AT&T are currently in discussions regarding amending the exchange agreement to add the southern portion of Addison, VT to the markets being obtained by AT&T. The exchange with AT&T is subject to regulatory approvals and is expected to close in the second half of 2008.

Telephone Access Lines Spin-off

On January 16, 2007, we announced a definitive agreement with FairPoint providing for Verizon to establish a separate entity for its local exchange and related business assets in Maine, New Hampshire and Vermont, spin-off that new entity into a newly formed company, known as Northern New England Spinco Inc. (Spinco), to Verizon’s shareowners, and immediately merge it with and into FairPoint. On March 31, 2008, we announced the completion of the spin-off of the shares of Spinco to Verizon shareowners and the merger of Spinco with FairPoint, resulting in Verizon shareowners collectively owning approximately 60 percent of FairPoint common stock. FairPoint issued approximately 53.8 million shares of FairPoint common stock to Verizon shareowners in the merger, and Verizon shareowners received one share of FairPoint common stock for every 53.0245 shares of Verizon common stock they owned as of March 7, 2008. FairPoint paid cash in lieu of any fraction of a share of FairPoint common stock. As a result of the spin-off, our net debt was reduced by approximately $1.4 billion, of which $1.2 billion is reflected in the second quarter as a reduction in short-term obligations. Both the spin-off and merger qualify as tax-free transactions, except for the cash payments for fractional shares which are generally taxable.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million was allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation and Empire State Development Corporation (“ESDC”) following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One and in 2004 and 2005 we applied for reimbursement of an additional $139 million of Category Two losses. Category One funding relates to Emergency and Temporary Service Response while Category Two funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $49.9 million of our $266 million of Category One application. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings. We received a copy of the final audit report for Verizon’s Category One applications largely confirming the preliminary audit findings and, on January 4, 2007, we filed an appeal. That appeal is pending. On November 9, 2007, Verizon submitted an additional Category Two application for approximately $16 million. ESDC has approved approximately $17 million in advances to Verizon on its Category Two applications. Based on the progress of these audits, Verizon recorded a portion of these advances to income in June 2008. The Category Two audits remain pending.

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

Video

The FCC has a body of rules that apply to cable operators under Title VI of the Communications Act of 1934, and these rules also generally apply to telephone companies that provide cable services over their networks. In addition, companies that provide cable service over a cable system generally must obtain a local cable franchise. The FCC has interpreted the Cable Act to limit the franchise fees and other requirements that local franchise authorities may impose on cable operators and has found that some prior practices of franchise authorities constituted an unreasonable refusal to award a competitive local franchise under the requirements of federal law. This order has been upheld on appeal.

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

The FCC currently is conducting a broad rulemaking proceeding to consider new rules governing intercarrier compensation including, but not limited to, access charges, compensation for Internet traffic and reciprocal compensation for local traffic. The FCC has sought comments about intercarrier compensation in general and requested input on a number of specific reform proposals. The FCC also has pending before it issues relating to intercarrier compensation for dial-up Internet-bound traffic. The FCC previously found that this traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act of 1996. Instead, the FCC established federal rates per minute for this traffic that declined from $.0015 to $.0007 over a three-year period, and required incumbent local exchange carriers to offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. The U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale, but declined to vacate the order while it is on remand. On July 8, 2008, the D.C. Circuit issued an order requiring the FCC to issue its order on remand by November 5, 2008. If the FCC does not issue an order by that date, the rules will be vacated. Disputes also remain pending in a number of forums relating to the appropriate compensation for Internet-bound traffic during previous periods under the terms of our interconnection agreements with other carriers.

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

Other Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We are required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. We are evaluating the impact FSP 142-3 will have on our financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon, and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of certain specified certifications.

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

Verizon Wireless has concluded an audit of its cell site, switch and non-retail building facilities under an audit agreement with the United States Environmental Protection Agency. The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. The Agency is finalizing its calculation of the penalties that are owed in accordance with the agreement. While Verizon Wireless does not believe that any of the alleged violations has resulted in a release or threatened release, aggregate penalties will exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 1A. Risk Factors

Information related to our risk factors is disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$ —	—	84,364,929
May	1,720,000	38.64	1,720,000	82,644,929
June	1,347,000	37.12	1,347,000	81,297,929
	3,067,000		3,067,000	81,297,929

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on May 1, 2008. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting in the election of Directors (the “Total Vote”) was 2,447,719,367 or 85.73% of the common shares outstanding on March 3, 2008, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Cast Against	Abstentions
Richard L. Carrión	2,324,454,662	76,836,529	46,428,176
M. Frances Keeth	2,341,333,561	60,961,241	45,424,565
Robert W. Lane	2,327,353,486	74,889,478	45,476,403
Sandra O. Moose	2,307,686,918	94,123,637	45,908,812
Joseph Neubauer	2,205,281,661	196,003,673	46,434,033
Donald T. Nicolaisen	2,339,615,020	62,406,703	45,697,644
Thomas H. O’Brien	2,321,254,219	79,568,435	46,896,713
Clarence Otis, Jr.	2,321,755,830	80,274,377	45,689,160
Hugh B. Price	2,327,009,849	74,223,163	46,486,355
Ivan G. Seidenberg	2,316,456,574	86,501,883	44,760,910
John W. Snow	2,335,248,707	66,870,597	45,600,063
John R. Stafford	2,321,493,822	79,739,822	46,485,723

(b)	The appointment of Ernst & Young LLP as independent registered public accounting firm for 2008 was ratified with 2,358,410,778 votes for, 47,571,334 votes against, and 41,737,255 abstentions.

(c)	A shareholder proposal regarding Eliminating Stock Options was defeated with 170,491,337 votes for, 1,840,287,676 votes against, 51,819,458 abstentions and 385,120,896 broker non-votes.

(d)	A shareholder proposal regarding Gender Identity Non-Discrimination Policy was defeated with 299,365,895 votes for, 1,501,341,008 votes against, 261,891,568 abstentions and 385,120,896 broker non-votes.

(e)	A shareholder proposal regarding Separate Chairman and CEO was defeated with 402,579,262 votes for, 1,614,835,320 votes against, 45,183,889 abstentions and 385,120,896 broker non-votes.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number
10a

Agreement and Plan of Merger, dated as of June 5, 2008, among Cellco Partnership, AirTouch Cellular, Abraham Merger Corporation, Alltel Corporation and Atlantis Holdings LLC. (Exhibit 99.1 to Form 8-K dated June 5, 2008).

10b

364-Day Credit Agreement, dated as of June 5, 2008, among Cellco Partnership, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders named therein. (Exhibit 99.2 to Form 8-K dated June 5, 2008).

10c

Debt Purchase Agreement, dated as of June 5, 2008, among Cellco Partnership, the sellers listed therein, Alltel Communications, LLC, Alltel Communications Finance, Inc., Atlantis Holdings LLC and Citibank, N.A., as administrative agent. (Exhibit 99.3 to Form 8-K dated June 5, 2008).

10d

Debt Purchase Agreement (Minority Holders), dated as of June 5, 2008, among Cellco Partnership, the sellers listed therein, Alltel Communications, LLC, Alltel Communications Finance, Inc. and Citibank, N.A., as administrative agent. (Exhibit 99.4 to Form 8-K dated June 5, 2008).

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

VERIZON COMMUNICATIONS INC.

Date: July 29, 2008	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF JULY 28, 2008.