Form 10-Q
period 2008-09-30
VERIZON COMMUNICATIONS INC
filed 2008-10-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

☒  Yes    ☐  No

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

☐  Yes    ☒  No

At September 30, 2008, 2,840,484,291 shares of the registrant’s Common Stock were outstanding, after deducting 127,125,828 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating Revenues	$24,752	$23,772	$72,709	$69,629

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,048	9,608	29,031	27,751
Selling, general and administrative expense	6,879	6,349	19,808	19,012
Depreciation and amortization expense	3,652	3,605	10,818	10,711
Total Operating Expenses	20,579	19,562	59,657	57,474

Operating Income	4,173	4,210	13,052	12,155
Equity in earnings of unconsolidated businesses	211	147	458	492
Other income and (expense), net	105	49	220	124
Interest expense	(440)	(450)	(1,302)	(1,390)
Minority interest	(1,530)	(1,298)	(4,459)	(3,720)
Income Before Provision For Income Taxes, Discontinued Operations and Extraordinary Item	2,519	2,658	7,969	7,661
Provision for income taxes	(850)	(1,387)	(2,776)	(3,223)
Income Before Discontinued Operations and Extraordinary Item	1,669	1,271	5,193	4,438

Income from discontinued operations, net of tax	–	–	–	142
Extraordinary item, net of tax	–	–	–	(131)
Net Income	$1,669	$1,271	$5,193	$4,449

Basic Earnings Per Common Share(1)
Income before discontinued operations and extraordinary item	$.59	$.44	$1.82	$1.53
Income from discontinued operations, net of tax	–	–	–	.05
Extraordinary item, net of tax	–	–	–	(.05)
Net Income	$.59	$.44	$1.82	$1.53
Weighted-average shares outstanding (in millions)	2,844	2,896	2,852	2,902

Diluted Earnings Per Common Share(1)
Income before discontinued operations and extraordinary item	$.59	$.44	$1.82	$1.53
Income from discontinued operations, net of tax	–	–	–	.05
Extraordinary item, net of tax	–	–	–	(.05)
Net Income	$.59	$.44	$1.82	$1.53
Weighted-average shares outstanding (in millions)	2,845	2,900	2,854	2,906

Dividends declared per common share	$.460	$.430	$1.320	$1.240

(1) Total per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2008	At December 31, 2007

Assets
Current assets
Cash and cash equivalents	$696	$1,153
Short-term investments	978	2,244
Accounts receivable, net of allowances of $983 and $1,025	11,724	11,736
Inventories	2,485	1,729
Prepaid expenses and other	3,248	1,836
Total current assets	19,131	18,698

Plant, property and equipment	214,376	213,994
Less accumulated depreciation	128,687	128,700
	85,689	85,294

Investments in unconsolidated businesses	3,198	3,372
Wireless licenses	61,595	50,796
Goodwill	6,124	5,245
Other intangible assets, net	5,093	4,988
Other investments	4,759	–
Other assets	19,272	18,566
Total assets	$204,861	$186,959

Liabilities and Shareowners’ Investment
Current liabilities
Debt maturing within one year	$7,297	$2,954
Accounts payable and accrued liabilities	13,715	14,462
Other	7,263	7,325
Total current liabilities	28,275	24,741

Long-term debt	37,478	28,203
Employee benefit obligations	28,800	29,960
Deferred income taxes	17,409	14,784
Other liabilities	6,053	6,402

Minority interest	35,892	32,288

Shareowners’ investment
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares and 2,967,610,119 shares issued)	297	297
Contributed capital	40,290	40,316
Reinvested earnings	19,322	17,884
Accumulated other comprehensive loss	(4,199)	(4,506)
Common stock in treasury, at cost	(4,841)	(3,489)
Deferred compensation – employee stock ownership plans and other	85	79
Total shareowners’ investment	50,954	50,581
Total liabilities and shareowners’ investment	$204,861	$186,959

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2008	2007

Cash Flows from Operating Activities
Net Income	$5,193	$4,449
Adjustments to reconcile net income to net cash provided by operating activities – continuing operations:
Depreciation and amortization expense	10,818	10,711
Employee retirement benefits	1,232	1,290
Deferred income taxes	2,240	708
Provision for uncollectible accounts	724	741
Equity in earnings of unconsolidated businesses, net of dividends received	303	(268)
Extraordinary item, net of tax	–	131
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,458)	(2,296)
Other, net	1,026	2,553

Net cash provided by operating activities – continuing operations	19,078	18,019
Net cash used in operating activities – discontinued operations	–	(570)

Net cash provided by operating activities	19,078	17,449

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,575)	(12,792)
Acquisitions of licenses, investments and businesses, net of cash acquired	(15,978)	(697)
Net change in short-term investments	1,238	1,267
Other, net	(567)	981

Net cash used in investing activities – continuing operations	(27,882)	(11,241)
Net cash provided by investing activities – discontinued operations	–	757

Net cash used in investing activities	(27,882)	(10,484)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	12,552	3,402
Repayments of long-term borrowings and capital lease obligations	(3,398)	(4,994)
Increase (decrease) in short-term obligations, excluding current maturities	4,132	(3,438)
Dividends paid	(3,687)	(3,529)
Proceeds from sale of common stock	16	794
Purchase of common stock for treasury	(1,369)	(1,734)
Other, net	101	30

Net cash provided by (used in) financing activities – continuing operations	8,347	(9,469)
Net cash provided by (used in) financing activities – discontinued operations	–	–

Net cash provided by (used in) financing activities	8,347	(9,469)

Decrease in cash and cash equivalents	(457)	(2,504)
Cash and cash equivalents, beginning of period	1,153	3,219

Cash and cash equivalents, end of period	$696	$715

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

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement with Alltel Corporation (Alltel) and Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire Alltel in a cash merger. Under the terms of the agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion. Based on Alltel’s projected net debt at closing of approximately $22.2 billion, the aggregate value of the transaction is approximately $28.1 billion. The parties are targeting completion of the merger by the end of the year, subject to obtaining regulatory approvals. The merger agreement contains certain termination rights for Verizon Wireless and Alltel and further provides that, upon termination of the merger agreement upon specified circumstances, Verizon Wireless may be required to pay Alltel a termination fee of $500 million.

On June 5, 2008, Verizon Wireless entered into a $7,550 million 364-day Credit Agreement with Morgan Stanley Senior Funding Inc. as Administrative Agent. The 364-day Credit Agreement, with a maturity date of June 4, 2009, included a $4,800 million term facility and a $2,750 million delayed draw facility. On June 10, 2008, Verizon Wireless borrowed $4,795 million under the term facility in order to complete the purchase of Alltel debt obligations and pay fees and expenses incurred in connection with the 364-day Credit Agreement. During the third quarter of 2008, Verizon Wireless borrowed $2,750 million under the delayed draw facility to finance the acquisition of Rural Cellular Corporation (Rural Cellular) and for the refinancing of Rural Cellular debt. Interest on borrowings under the 364-day Credit Agreement is calculated based on the London Interbank Offered Rate (LIBOR) for the applicable period, the level of borrowings on specified dates and a margin that is determined by reference to the long-term credit rating of Verizon Wireless issued by Standard & Poor’s Ratings Services. Borrowings under the 364-day Credit Agreement currently bear interest at a variable rate based on LIBOR plus 75 basis points. The 364-day Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a certain leverage ratio and customary events of default. During the nine months ended September 30, 2008, $1,600 million of the borrowings under the 364-day Credit Agreement were repaid, and $4,440 million was refinanced using proceeds from a Three-Year Term Loan Facility Agreement with Citibank N.A., as Administrative Agent (Note 6), reducing the size of the 364-day Credit Agreement to $1,505 million which is classified as short-term debt on the accompanying condensed consolidated balance sheet as of September 30, 2008.

On June 10, 2008, Verizon Wireless purchased from third parties approximately $5.0 billion aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4.8 billion, plus accrued and unpaid interest. This is included in Other Investments in the condensed consolidated balance sheet as of September 30, 2008. The maturity dates of these obligations are expected to range from 2015 to 2017. These debt obligations are included in the approximately $22.2 billion projected amount of Alltel net debt at closing referenced above. During the three and nine months ended September 30, 2008, we recorded an unrealized loss of approximately $9 million and $15 million, respectively, in Other Comprehensive Income related to this available-for-sale investment.

Rural Cellular Corporation

On August 7, 2008, Verizon Wireless acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular in a cash transaction. Rural Cellular was a wireless communications service provider operating under the trade name of “Unicel,” focusing primarily on rural markets in the United States. Verizon Wireless believes that the acquisition will further enhance its network coverage in markets adjacent to its existing service areas and will enable Verizon Wireless to achieve operational benefits through realizing synergies in reduced roaming and operating expenses. Under the terms of the acquisition agreement, Rural Cellular’s common shareholders received cash of $45 per share ($728 million in the aggregate). Additionally, the holders of all classes of Rural Cellular’s preferred stock received cash in the aggregate of $571 million.

The condensed consolidated financial statements include the results of Rural Cellular’s operations from the date of the close of the transaction. Had this transaction been consummated on January 1, 2008, the results of Rural Cellular’s acquired operations would not have had a significant impact on our consolidated results of operations. In connection with the acquisition, Verizon Wireless assumed $1.5 billion of Rural Cellular’s debt. This debt was repaid on September 5, 2008, using proceeds from new debt borrowings by Verizon Wireless. The aggregate value of the net assets acquired was $1.3 billion based on the cash consideration, as well as closing and other direct acquisition-related costs of approximately $7 million.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the transaction, with the amounts exceeding the fair value being recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. The valuations will be finalized within 12 months of the close of the transaction. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable intangible assets acquired and goodwill.

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired, including cash acquired of $42 million, and liabilities assumed as of the close of the transaction:

(dollars in millions)
Assets acquired
Current assets	$657
Plant, property and equipment	188
Wireless licenses	1,014
Other intangible assets, net	197
Goodwill	935
Other assets	162
Total assets acquired	3,153

Liabilities assumed
Current liabilities	92
Long-term debt	1,505
Deferred income taxes and other non-current liabilities	250
Total liabilities assumed	1,847
Net assets acquired	$1,306

Wireless licenses acquired have an indefinite life, and accordingly, are not subject to amortization. Other intangible assets, net primarily includes customer relationships that are being amortized using an accelerated method over 6 years, and other intangible assets that are being amortized on a straight line basis over 12 months.

Divestiture Markets and Exchange Agreement with AT&T

As part of its approval process for the Rural Cellular acquisition, regulatory authorities required the divestiture of six operating markets, including all of Rural Cellular’s operations in Vermont and New York as well as its operations in Okanogan and Ferry, WA (the Divestiture Markets). As a result of these divestiture requirements, Verizon Wireless has placed the licenses and assets of the Divestiture Markets in a management trust that will continue to operate the markets under the Unicel brand until they are sold. The Divestiture Markets will not be integrated into Verizon Wireless’s operations.

On August 29, 2008, Verizon Wireless signed an amendment to an existing exchange agreement and a license purchase agreement with AT&T. Under the terms of these agreements, AT&T will receive the assets relating to the Divestiture Markets and a cellular license for part of the Madison, KY market. In exchange, we will receive cellular operating markets in Madison and Mason, KY and 10 MHz PCS licenses in Las Vegas, NV, Buffalo, NY, Erie, PA, Sunbury-Shamokin, PA, Youngstown, OH, Franklin, NY (except Franklin county) and the entire state of Vermont. We will also receive AT&T’s minority interests in three entities in which we hold interests, plus a cash payment. The exchange with AT&T is subject to regulatory approvals and is expected to close by the end of the year.

The assets to be divested of $535 million are included in Prepaid expenses and other, and Other assets on the accompanying condensed consolidated balance sheet as of September 30, 2008 and are based on the consideration to be received from AT&T.

Other

In connection with the 2006 acquisition of MCI, Inc. (MCI), we recorded certain severance and severance-related costs and contract termination costs associated with the merger, pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2007, there was approximately $36 million for these obligations which were resolved during the nine months ended September 30, 2008.

During the three and nine months ended September 30, 2008, we recorded pretax charges of $50 million ($32 million after-tax) and $115 million ($72 million after-tax), respectively, primarily related to the MCI acquisition that were comprised primarily of systems integration activities. During the three and nine months ended September 30, 2007, we recorded pretax charges of $45 million ($28 million after-tax) and $86 million ($54 million after-tax), respectively, related to system integration activities associated with the MCI acquisition.

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

As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. The condensed consolidated income statements for the periods presented include the results of operations of the local exchange and related business assets in Maine, New Hampshire and Vermont through March 31, 2008, the date of completion of the spin-off. The condensed consolidated balance sheet as of September 30, 2008 reflects the spin-off as of March 31, 2008, which increased shareowners’ investment by approximately $26 million, and included approximately $79 million ($44 million after-tax) related to defined benefit pension and postretirement benefit plans, which is reflected as a reduction to the beginning balance of Accumulated Other Comprehensive Loss.

During the nine months ended September 30, 2008, we recorded pretax charges of $103 million ($81 million after-tax) for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont from Verizon at the closing of the transaction, as well as for professional advisory and legal fees in connection with this transaction. During the three and nine months ended September 30, 2007, we recorded pretax charges of $46 million ($44 million after-tax) for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont.

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

(dollars in millions)	Nine months ended September 30, 2007
Operating revenues	$306

Income before provision for income taxes	$185
Provision for income taxes	(43)
Income from discontinued operations, net of tax	$142

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

4.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Wireline	Domestic Wireless	Total
Balance at December 31, 2007	$4,900	$345	$5,245
Acquisitions (Note 2)	–	935	935
Reclassifications and adjustments	(56)	–	(56)
Balance at September 30, 2008	$4,844	$1,280	$6,124

Reclassifications and adjustments to goodwill during the nine months ended September 30, 2008 reflect revised estimated tax bases of acquired assets and liabilities.

Other Intangible Assets

The following table displays the details of other intangible assets:

	At September 30, 2008		At December 31, 2007
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer lists (3 to 10 years)	$1,415	$541	$1,307	$459
Non-network internal-use software (2 to 7 years)	8,211	4,377	8,116	4,147
Other (1 to 25 years)	454	69	215	44
Total	$10,080	$4,987	$9,638	$4,650
Indefinite-lived intangible assets:
Wireless licenses	$61,595		$50,796

Customer lists and Other at September 30, 2008 include $197 million related to the Rural Cellular acquisition. Amortization expense was $352 million and $1,022 million for the three and nine months ended September 30, 2008, respectively. Amortization expense was $332 million and $1,005 million for the three and nine months ended September 30, 2007, respectively. Amortization expense is estimated to be $1,317 million for the full year of 2008, $1,138 million in 2009, $922 million in 2010, $750 million in 2011 and $529 million in 2012.

On January 4, 2008, Verizon Wireless paid to the Federal Communications Commission (FCC) an $885 million deposit in order to obtain 590 million bidding eligibility units for participation in the FCC auction of spectrum in the 700 MHz band (Auction 73). This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. On March 20, 2008, the FCC announced the results of its Auction 73 for wireless spectrum licenses. Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHz licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of approximately $9.4 billion. The remaining balance due to the FCC was paid by Verizon Wireless in April 2008. Verizon Wireless expects the licenses to be granted by the FCC in the fourth quarter of 2008.

5.	Fair Value Measurements

SFAS No. 157

SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, wireless licenses and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. Furthermore, the impact of implementing FSP 157-2 is not expected to be material on our financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our financial statements.

On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP 157-3), which clarifies application of SFAS No. 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP had no impact on our financial statements.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments	$233	$745	$–	$978
Investments in unconsolidated businesses	321	–	–	321
Other investments	–	–	4,759	4,759
Other assets	–	763	–	763

Liabilities:
Other liabilities	$–	$19	$–	$19

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

A reconciliation of the beginning and ending changes in the balance of items measured at fair value using significant unobservable inputs as of September 30, 2008 is as follows:

(dollars in millions)	Level 3
Balance at January 1, 2008	$–
Total gains (losses) (realized/unrealized):
Included in earnings	–
Included in other comprehensive income	(15)
Purchases, issuances and settlements	4,767
Discount amortization included in earnings	7
Transfers in (out) of Level 3	–

Ending balance at September 30, 2008	$4,759

Short-term investments primarily include a fund comprised of cash equivalents held in trust for the payment of certain employee benefits and are classified as Level 2 as they are not actively traded in an established market. Short-term investments and Investments in unconsolidated businesses also include equity securities, mutual funds, United States (U.S.) Treasuries, and obligations of the U.S. government, which are generally measured using quoted prices in active markets and are classified as Level 1. Other investments is comprised of our investment in Alltel debt, which was acquired in June 2008. The fair value of Other investments is determined using inputs that are primarily unobservable (discounted cash flow model), including our current intent to complete the merger with Alltel, and cannot be corroborated by the market. As such, that investment is considered to be a Level 3 item. Other assets are primarily comprised of domestic and foreign corporate and government bonds. While quoted prices in active markets for certain of these debt securities are available, for some they are not. As permitted under SFAS No. 157, we use alternative matrix pricing as a practical expedient resulting in our debt securities being classified as Level 2. Included in Other assets and in Other liabilities are derivative contracts, primarily comprised of interest rate swaps, that are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. As permitted by SFAS No. 157, we use mid-market pricing for fair value measurements of our derivative instruments.

The decrease in our short-term investments during the nine months ended September 30, 2008 was primarily due to the payment of certain employee benefits.

Fair Value Measurements on a Nonrecurring Basis

As permitted by FSP 157-2, Verizon elected to defer the fair value measurement disclosure of our (a) nonfinancial assets including goodwill, wireless licenses, long-lived assets and finite-lived intangible assets in the determination of impairment under SFAS No. 142 or SFAS No. 144, (b) asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations, (c) nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and (d) nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

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

Issuance of Debt

On September 30, 2008, Verizon Wireless entered into a $4,440 million Three-Year Term Loan Facility Agreement (Three-Year Term Facility) with Citibank, N.A., as Administrative Agent, with a maturity date of September 30, 2011, in order to refinance a portion of the 364-day Credit Agreement described in Note 2. Interest on borrowings under the Three-Year Term Facility is calculated based on the LIBOR rate for the applicable period and a margin that is determined by reference to the long-term credit rating of Verizon Wireless issued by Standard & Poor’s Ratings Services and Moody’s Investor Service (if Moody’s subsequently determines to provide a credit rating for the Three-Year Term Facility). Borrowings under the Three-Year Term Facility currently bear interest at a variable rate based on LIBOR plus 100 basis points. The Three-Year Term Facility contains customary affirmative and negative covenants, including a requirement to maintain a certain leverage ratio, and customary events of default. Verizon Wireless must repay $444 million of this facility at the end of the first year, $1,998 million at the end of the second year, and $1,998 million upon final maturity. Borrowings under this facility were $4,440 million at September 30, 2008.

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

Interest Rate Swaps

During the nine months ended September 30, 2008, we entered into domestic interest rate swaps with a notional principal value of approximately $2 billion to adjust the mix of our fixed and variable rate debt. Based on the swap agreements we receive a fixed rate and pay a variable rate based on LIBOR. These swaps were designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record these interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The fair value of the interest rate swaps at September 30, 2008 included in Other assets, Other liabilities and Long-term debt was not material (see Note 5).

Redemption of Debt

During the second quarter of 2008, $100 million of Verizon California Inc. 7.0% notes and $250 million of Verizon New York Inc. 6.0% notes matured and were repaid. Additionally, during the second quarter of 2008, $250 million of GTE Corporation 6.46% notes matured and were repaid. During the first quarter of 2008, $125 million of Verizon South Inc. 6.0% notes and $1,000 million of Verizon Communications Inc. 4.0% notes matured and were repaid.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of September 30, 2008, $2,200 million principal amount of these obligations remained outstanding. Verizon Communications Inc. and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of September 30, 2008, $47 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt or file SEC reports.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

7.	Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in computing earnings per common share:

(dollars and shares in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income Before Discontinued Operations and Extraordinary Item	$1,669	$1,271	$5,193	$4,438

Weighted-average shares outstanding – basic	2,844	2,896	2,852	2,902
Effect of dilutive securities – stock options	1	4	2	4
Weighted-average shares outstanding – diluted	2,845	2,900	2,854	2,906

Earnings Per Common Share from Income Before Discontinued Operations and Extraordinary Item
Basic	$.59	$.44	$1.82	$1.53
Diluted	$.59	$.44	$1.82	$1.53

Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 160 million weighted-average shares and 154 million weighted-average shares for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, approximately 125 million weighted-average shares and 174 million weighted-average shares, respectively, were not included in the computation of diluted earnings per common share.

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	21,573	$34.80
Granted	6,876	36.71
Payments	(6,863)	36.06
Cancelled/Forfeited	(130)	35.60
Outstanding, September 30, 2008	21,456	35.01

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

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	32,135	$34.80
Granted	10,647	36.72
Payments	(7,597)	36.06
Cancelled/Forfeited	(2,471)	36.02

Outstanding, September 30, 2008	32,714	35.04

As of September 30, 2008, unrecognized compensation expense related to the unvested portion of RSUs and PSUs was approximately $386 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees and other participating affiliates of Verizon Wireless. The Wireless Plan provides rewards that are tied to the long-term performance of Verizon Wireless. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of September 30, 2008, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	60,412	$17.58
Exercised	(12,874)	19.31
Cancelled/Forfeited	(331)	18.93

Outstanding, September 30, 2008	47,207	17.09

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

The following table summarizes our stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	174,863	$47.78
Exercised	(214)	38.17
Cancelled/Forfeited	(15,025)	46.82

Outstanding, September 30, 2008	159,624	47.88

The weighted-average remaining contractual term was approximately two years for stock options outstanding as of September 30, 2008.

The total intrinsic value for stock options outstanding and exercisable was not material as of September 30, 2008. The total intrinsic value was approximately $303 million for stock options outstanding and exercisable as of September 30, 2007.

The total intrinsic value for stock options exercised was not material for the three and nine months ended September 30, 2008. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2007 was $34 million and $99 million, respectively.

The amount of cash received and the related tax benefits from the exercise of stock options were not material for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was approximately $243 million and $795 million, respectively, and the related tax benefits were not material.

9.	Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for certain of our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit costs (income) related to our pension and postretirement health care and life insurance plans:

(dollars in millions)
	Pension		Health Care and Life

Three Months Ended September 30,	2008	2007	2008	2007
Service cost	$95	$111	$72	$88
Interest cost	492	494	394	397
Expected return on plan assets	(796)	(794)	(81)	(79)
Amortization of prior service cost	17	11	99	98
Actuarial loss, net	9	24	34	78

Net periodic benefit (income) cost	(183)	(154)	518	582
Settlement loss	89	–	–	–

Total (income) cost	$(94)	$(154)	$518	$582

(dollars in millions)
	Pension		Health Care and Life

Nine Months Ended September 30,	2008	2007	2008	2007
Service cost	$285	$333	$232	$265
Interest cost	1,472	1,481	1,249	1,193
Expected return on plan assets	(2,390)	(2,382)	(241)	(237)
Amortization of prior service cost	44	33	296	294
Actuarial loss, net	29	73	167	237

Net periodic benefit (income) cost	(560)	(462)	1,703	1,752
Settlement loss	89	–	–	–

Total (income) cost	$(471)	$(462)	$1,703	$1,752

Pension Settlement Charges

During the third quarter of 2008, we recorded pension settlement losses of $89 million ($54 million after-tax) related to employees that received lump-sum distributions primarily resulting from our separation plans. These charges were recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Employer Contributions

During the three months ended September 30, 2008, we contributed $155 million to our qualified pension trusts, $23 million to our nonqualified pension plans and $388 million to our other postretirement benefit plans. During the nine months ended September 30, 2008, we contributed $332 million to our qualified pension trusts, $122 million to our nonqualified pension plans and $1,169 million to our other postretirement benefit plans.

The anticipated qualified pension trust contributions for 2008 disclosed in Verizon’s Annual Report on Form 10-K for the year ended 2007 continue to be accurate. Our estimate of the amount and timing of required qualified pension trust contributions for 2008 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

Severance Benefits

During the three and nine months ended September 30, 2008, we paid severance benefits of $115 million and $329 million, respectively, excluding amounts related to the MCI acquisition (see Note 2). At September 30, 2008, we had a remaining severance liability of $915 million, which includes future contractual payments to employees separated on or prior to September 30, 2008 as well as an accrual for employee severance of $176 million ($110 million after-tax) recorded in the third quarter of 2008 in connection with the separation of approximately 2,700 management employees expected to occur during the remainder of 2008, in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

10.	Tax and Other Item

Income Taxes

The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,557 million and $2,883 million at September 30, 2008 and December 31, 2007, respectively. Interest and penalties related to unrecognized tax benefits were $511 million (after-tax) and $598 million (after-tax), at September 30, 2008 and December 31, 2007, respectively. The decrease in unrecognized tax benefits and the related interest and penalties was due to the resolution of certain issues under income tax examinations. The decrease in unrecognized tax benefits was primarily offset by an increase to deferred income taxes.

As a result of the anticipated resolution of various income tax audits within the next twelve months, we believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease. Any actual decrease will primarily be offset by an increase to deferred income taxes and is not expected to have a material impact on our results of operations.

International Taxes

Based on Vodafone Omnitel N.V.’s (Vodafone Omnitel) financial position and distributable reserves, the shareowners of Vodafone Omnitel began considering scenarios for potential future distributions from Vodafone Omnitel in the third quarter of 2007. As a result, Verizon recorded $471 million of taxes in the third quarter of 2007 on its share of Vodafone Omnitel’s earnings that were no longer considered indefinitely reinvested internationally. Distributions from Vodafone Omnitel were subsequently approved and paid in December 2007 and April 2008.

Other Item

As of September 30, 2008, Prepaid expenses and other included approximately $620 million held in a money market fund managed by a third party, which is in the process of being liquidated and returned to Verizon.

11.	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowners’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

Changes in the components of Other Comprehensive Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Net Income	$1,669	$1,271	$5,193	$4,449

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(277)	205	(128)	702
Unrealized loss on marketable securities	(62)	(1)	(106)	(5)
Defined benefit pension and postretirement plans	289	117	495	376
Dispositions of TELPRI and other	1	(5)	2	241

	(49)	316	263	1,314

Total Comprehensive Income	$1,620	$1,587	$5,456	$5,763

Foreign currency translation adjustments during the three and nine months ended September 30, 2008 were primarily the result of unrealized foreign currency translation losses related to our investment in Vodafone Omnitel and from international operations at our Wireline segment. Foreign currency translation adjustments during the three and nine months ended September 30, 2007 were primarily the result of unrealized foreign currency translation gains related to our investment in Vodafone Omnitel, as well as the disposition of our interest in CANTV during the second quarter of 2007.

Defined benefit pension and postretirement plan reductions during the three and nine months ended September 30, 2008 were primarily due to amortization of the unrecognized actuarial losses and changes in actuarial assumptions for medical benefit costs. In addition to the pension and postretirement items, during the nine months ended September 30, 2008, we recorded a reduction to the beginning balance of Accumulated Other Comprehensive Loss of $79 million ($44 million after-tax) in connection with the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont.

The components of Accumulated Other Comprehensive Loss were as follows:

(dollars in millions)	At September 30, 2008	At December 31, 2007
Foreign currency translation adjustments	$1,039	$1,167
Unrealized derivative losses on cash flow hedges	(8)	(10)
Unrealized gain (loss) on marketable securities	(46)	60
Defined benefit pension and postretirement plans	(5,184)	(5,723)

Accumulated Other Comprehensive Loss	$(4,199)	$(4,506)

Net Investment Hedge

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations were recognized in Accumulated Other Comprehensive Loss which were partially offset by the impact of foreign currency changes on the value of our net investment. As of September 30, 2008, our positions in these foreign currency forward contracts were settled. The balance on the forward contracts along with the unrealized foreign currency translation balance on the investment will remain in Accumulated Other Comprehensive Loss until the investment is sold.

12.	Segment Information

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We previously measured and evaluated our reportable segments based on segment income. Beginning in 2008, we measure and evaluate our reportable segments based on segment operating income, which is reflected in all periods presented. The use of segment operating income is consistent with the chief operating decision makers’ assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of segment performance.

Our segments and their principal activities consist of the following:

Segment	Description
Wireline

Wireline’s communications services include voice, Internet access, broadband video and data, next generation Internet Protocol network services, network access, long distance and other services. We provide these services to consumers, carriers, businesses and government customers both domestically and internationally in 150 countries.

Domestic Wireless	Domestic Wireless’s products and services include wireless voice, data products and other value-added services and equipment sales across the United States.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
External Operating Revenues
Wireline	$11,848	$12,062	$35,369	$35,947
Domestic Wireless	12,671	11,262	36,405	32,363

Total segments	24,519	23,324	71,774	68,310
Corporate, eliminations and other	233	448	935	1,319

Total consolidated – reported	$24,752	$23,772	$72,709	$69,629

Intersegment Revenues
Wireline	$310	$310	$928	$933
Domestic Wireless	28	27	81	76

Total segments	338	337	1,009	1,009
Corporate, eliminations and other	(338)	(337)	(1,009)	(1,009)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireline	$12,158	$12,372	$36,297	$36,880
Domestic Wireless	12,699	11,289	36,486	32,439

Total segments	24,857	23,661	72,783	69,319
Corporate, eliminations and other	(105)	111	(74)	310

Total consolidated – reported	$24,752	$23,772	$72,709	$69,629

Operating Income
Wireline	$1,046	$1,135	$3,149	$3,305
Domestic Wireless	3,466	3,054	10,184	8,792

Total segments	4,512	4,189	13,333	12,097
Reconciling items	(339)	21	(281)	58

Total consolidated – reported	$4,173	$4,210	$13,052	$12,155

(dollars in millions)	At September 30, 2008	At December 31, 2007
Assets
Wireline	$88,892	$92,264
Domestic Wireless	103,761	83,755
Total segments	192,653	176,019
Reconciling items	12,208	10,940
Total consolidated – reported	$204,861	$186,959

A reconciliation of the total of the reportable segments’ operating income to consolidated Income Before Provision for Income Taxes, Discontinued Operations and Extraordinary Item is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Total segment operating income	$4,512	$4,189	$13,333	$12,097
Merger integration costs (see Note 2)	(50)	(45)	(115)	(86)
Access line spin-off related charges (see Note 3)	–	(46)	(103)	(46)
Impact of divested operations (see Note 3)	–	51	44	149
Verizon Foundation contribution (see Note 3)	–	–	–	(100)
International taxes (see Note 10)	–	(13)	–	(13)
Severance, pension and benefit charges (see Note 9)	(265)	–	(265)	–
Corporate and other	(24)	74	158	154
Total consolidated operating income	$4,173	$4,210	$13,052	$12,155

Equity in earnings of unconsolidated businesses	211	147	458	492
Other income and (expense), net	105	49	220	124
Interest expense	(440)	(450)	(1,302)	(1,390)
Minority interest	(1,530)	(1,298)	(4,459)	(3,720)
Income Before Provision For Income taxes, Discontinued Operations and Extraordinary item	$2,519	$2,658	$7,969	$7,661

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R) however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Upon the initial adoption of this statement, we will change the classification and presentation of Noncontrolling Interest in our financial statements, which we currently refer to as Minority Interest. We are still evaluating the impact SFAS No. 160 will have, but we do not expect a material impact on our financial position or results of operations.

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

During the second quarter of 2008, we entered into an agreement to acquire a non-exclusive license (the IP License) to a portfolio of intellectual property owned by an entity formed for the purpose of acquiring and licensing intellectual property. We paid an initial fee of $100 million for the IP License, which is being amortized over the expected useful lives of the licensed intellectual property. In addition, we executed a subscription agreement (with a capital commitment of up to $250 million to be funded as required through 2012) to become a member in a limited liability company (the LLC) formed by the same entity for the purpose of acquiring and licensing additional intellectual property. In connection with this investment, we will receive non-exclusive license rights to certain intellectual property acquired by the LLC for an annual license fee.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is one of the world’s leading providers of communications services. Verizon’s wireline business provides communications services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Verizon’s domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 228,300 employees.

The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and assessing the potential impacts of these trends on our businesses. While most key economic indicators, including gross domestic product, affect our operations to some degree, we historically have noted higher correlations to non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflation, unemployment rates and housing starts.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect Verizon management’s focus on the following strategic imperatives:

•

Revenue Growth – Our emphasis is on revenue growth, devoting more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including Verizon’s high-capacity fiber optics to the premises network operated under the FiOS service mark, high-speed Internet lines and other data services, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market. During the third quarter of 2008, we reported consolidated revenue growth of 4.1% compared to last year, primarily driven by 12.5% higher revenue at Domestic Wireless, due to increases in data revenues, which accounted for 25.5% of service revenue, and an 11.2% increase in customers. At Wireline, revenue growth in the residential market, driven by broadband and video services, coupled with growth in the business market derived from strategic services, partially offset declines in the traditional voice mass market. Operating revenues in the third quarter of 2007 include $279 million related to the local exchange and related business assets in Maine, New Hampshire and Vermont that were spun-off in the first quarter of 2008.

•

Market Share Gains – We are focused on gaining market share. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. At Wireline, as of September 30, 2008, we passed 11.9 million premises with our high-capacity fiber network of which 9.1 million premises are open for FiOS Internet sales and 8.2 million premises are open for FiOS TV sales. We added 129,000 net wireline broadband connections during the third quarter of 2008, for a total of 8,459,000 connections. We are among the top 10 video providers in the U.S. through the continued deployment of FiOS. At September 30, 2008, we had 1,615,000 FiOS TV customers, adding approximately 233,000 net new FiOS TV customers in the third quarter of 2008. Revenues from strategic services (Private IP, IP, Managed Services, Virtual Private Network or VPN, Web Hosting and Voice over IP or VoIP) grew 15.4% over the same period last year. At Domestic Wireless, we continue to add retail customers, grow revenue and gain market share while maintaining a low churn (customer turnover) rate.

•

Profitability Improvement – Our goal is to increase operating income and margins. While our reported operating results in the third quarter of 2008 were lower compared to last year, primarily attributable to $315 million ($196 million after-tax) of merger integration costs, as well as severance, pension and benefit costs, operating income for the nine months ended September 30, 2008 rose 7.4% compared to the same period last year, while income before provision for income taxes and discontinued operations and extraordinary item rose 4.0% over the same period. Our operating income margin during the nine months ended September 30, 2008 rose to 18.0% compared with 17.5% in the same period in 2007. Supporting these improvements, our capital spending continues to be directed primarily toward growth markets, positioning the Company for sustainable, long-term profitability. High-speed wireless data (Evolution-Data Optimized or EV-DO) services, fiber optics to the premises, as well as expanded services to enterprise customers are examples of these growth markets. During the nine months ended September 30, 2008, capital expenditures were $12,575 million compared with capital expenditures of $12,792 million in the similar period in 2007, excluding discontinued operations. During the second quarter of 2008, Verizon Wireless completed the payment for several licenses awarded to it in the Federal Communications Commission (FCC) 700 MHz auction for an aggregate bid price of approximately $9.4 billion. Verizon Wireless expects the licenses to be granted by the FCC in the fourth quarter of 2008. Domestic Wireless also expects, from time to time, to acquire operating markets and spectrum in geographic areas where it does not currently operate.

•

Operational Efficiency – While focusing our resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidations, call center routing improvements, the formation of a centralized shared services organization, and centralizing information technology and marketing efforts, has led to changes to the Company’s cost structure, thereby maintaining and improving operating income margins. With our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of the efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation and automation improvements occur, costs per home connected are expected to decline. Since the merger with MCI, we have gained operational benefits from sales force and product and systems integration initiatives. Workforce levels at the end of the third quarter of 2008 decreased to 228,300 primarily from reductions at Wireline due to continued productivity improvements and merger synergy savings, partially offset by an increase in headcount at Domestic Wireless.

•

Customer Experience – Our goal is to provide the best customer experience possible and to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. We continue developing and marketing innovative product bundles to include local wireline, long-distance, wireless and broadband services for consumer and general business retail customers. These efforts will help counter the effects of competition and technology substitution that have resulted in access line losses and will enable us to grow revenues. Also at Wireline, we continued to roll out next-generation global IP networks to meet the ongoing global enterprise market shift to IP-based products and services. Deployment of new strategic service offerings — including expansion of our VoIP and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio — will allow us to continue to gain share in the enterprise market. At Domestic Wireless, we continue to execute on the fundamentals of our network superiority and value proposition to deliver growth for our business and provide new and innovative products and services, such as Broadband Access, our EV-DO service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers and take advantage of the growing demand for wireless data services.

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

We create value for our shareowners by investing the cash flows generated by the business in opportunities and transactions that support these strategic imperatives, thereby increasing customer satisfaction and usage of our products and services. In addition, we have used our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Reflecting continued strong cash flows and confidence in Verizon’s business model, Verizon’s Board of Directors increased the Company’s quarterly dividend 6.2% during the third quarter of 2007 and 7.0% during the third quarter of 2008, with a goal of moving to an annual dividend increase model. During the nine months ended September 30, 2008, we repurchased $1,369 million of our common stock as part of our previously announced share buyback programs. Net cash provided by operating activities – continuing operations for the nine months ended September 30, 2008 of $19,078 million increased by $1,059 million from $18,019 million for the nine months ended September 30, 2007.

On August 7, 2008, Verizon Wireless completed the acquisition of Rural Cellular Corporation (Rural Cellular) in a cash transaction. Rural Cellular was a wireless communications service provider focusing primarily on rural markets in the United States. Verizon Wireless believes that the transaction will further enhance its network coverage in markets adjacent to its existing service areas and will enable Verizon Wireless to achieve operational benefits through realizing synergies in reduced roaming and operations expenses. Under the terms of the acquisition agreement, Rural Cellular’s common shareholders received cash of $45 per share ($728 million in the aggregate). Additionally, the holders of all classes of Rural Cellular’s preferred stock received cash in the aggregate of $571 million.

On June 5, 2008, Verizon Wireless entered into an agreement with Alltel Corporation (Alltel) and Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire Alltel in a cash merger. Under the terms of the agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion. Based on Alltel’s projected net debt at closing of approximately $22.2 billion, the aggregate value of the transaction is approximately $28.1 billion. The parties are targeting completion of the merger by the end of the year, subject to obtaining regulatory approvals.

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

This section and the following “Segment Results of Operations” section also highlight and describe those items of a non-recurring or non-operational nature separately to ensure consistency of presentation. In the following section, we review the performance of our two reportable segments. We exclude the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-recurring and/or non-operational nature as discussed below and in the “Other Consolidated Results” and “Other Items” sections. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

On March 31, 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont. Accordingly, Wireline results from divested operations have been reclassified to reflect comparable operating results.

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Wireline
Verizon Telecom	$7,497	$7,743	(3.2)	$22,504	$23,194	(3.0)
Verizon Business	5,377	5,311	1.2	15,909	15,768	0.9
Intrasegment eliminations	(716)	(682)	5.0	(2,116)	(2,082)	1.6
	12,158	12,372	(1.7)	36,297	36,880	(1.6)
Domestic Wireless	12,699	11,289	12.5	36,486	32,439	12.5
Corporate & Other	(105)	(168)	(37.5)	(332)	(515)	(35.5)
Revenues of divested operations	–	279	(100.0)	258	825	(68.7)
Consolidated Revenues	$24,752	$23,772	4.1	$72,709	$69,629	4.4

Consolidated revenues in the third quarter of 2008 increased $980 million, or 4.1%, and $3,080 million, or 4.4% for the nine months ended September 30, 2008 compared to the similar periods in 2007. These increases were primarily the result of continued strong growth at Domestic Wireless.

Domestic Wireless’s revenues during the third quarter of 2008 increased $1,410 million, or 12.5%, and $4,047 million, or 12.5%, for the nine months ended September 30, 2008 compared to the similar periods in 2007 due to increases in service revenues, including data revenues, and equipment and other revenues. Service revenues during the third quarter of 2008 increased $1,186 million, or 12.2% and $3,430 million, or 12.2%, for the nine months ended September 30, 2008 compared to the similar periods in 2007, primarily due to an increase in data revenues and customers. Equipment and other revenue increased primarily as a result of the number of existing customers upgrading their wireless devices. Data revenues in the third quarter of 2008 increased $832 million, or 42.5%, and $2,397 million, or 45.3%, for the nine months ended September 30, 2008, compared to the similar periods last year. Domestic Wireless customers at September 30, 2008 were approximately 70.8 million, an increase of 11.2% from September 30, 2007. Domestic Wireless’s retail customer base as of September 30, 2008 was approximately 68.8 million, an 11.3% increase from September 30, 2007 and represented approximately 97% of our total customer base. Average service revenue per customer per month increased 0.9% to $52.18 in the third quarter of 2008 and increased 1.2% to $51.55 in the nine months ended September 30, 2008, compared to the similar periods in 2007. Average retail service revenue per customer per month increased 0.2% to $52.29 in the third quarter of 2008 and increased 0.6% to $51.88 in the nine months ended September 30, 2008, compared to the similar periods in 2007.

Wireline’s revenues during the third quarter of 2008 decreased $214 million, or 1.7%, and $583 million, or 1.6% for the nine months ended September 30, 2008 compared to the similar periods in 2007, primarily due to lower demand and usage of our basic local exchange and accompanying services, partially offset by continued growth from broadband and strategic services. We added 129,000 net new broadband connections, including 225,000 net new FiOS data connections, offset by a net decline of 96,000 high speed Internet connections in the third quarter of 2008, for a total of 8,459,000 connections at September 30, 2008, including 2,199,000 for FiOS Internet, representing a 9.1% increase in total broadband connections from September 30, 2007. In addition, we added 233,000 net new FiOS TV customers in the third quarter of 2008, for a total of 1,615,000 at September 30, 2008. The overall revenue decline at Verizon Telecom was due to subscriber losses resulting from competition and technology substitution, including wireless and VoIP. Revenues at Verizon Business increased primarily due to higher demand for Internet-related product offerings, specifically Private IP products and the impact of foreign currency exchange rates on services billed in local currencies, partially offset by lower voice revenues.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Cost of services and sales	$10,048	$9,608	4.6	$29,031	$27,751	4.6
Selling, general and administrative expense	6,879	6,349	8.3	19,808	19,012	4.2
Depreciation and amortization expense	3,652	3,605	1.3	10,818	10,711	1.0
Consolidated Operating Expenses	$20,579	$19,562	5.2	$59,657	$57,474	3.8

Cost of Services and Sales

Consolidated cost of services and sales expense in the third quarter of 2008 increased $440 million, or 4.6%, and $1,280 million, or 4.6%, for the nine months ended September 30, 2008 compared to the similar periods in 2007, primarily as a result of higher wireless network costs and increases in wireless equipment costs, partially offset by the impact of productivity improvement initiatives. The higher wireless network costs were primarily caused by increased network usage relating to both voice and data services and increased roaming, as well as increased consumption of data services and applications in the three and nine months ended September 30, 2008 compared to the similar periods in 2007. Cost of wireless equipment sales expense increased in the three and nine months ended September 30, 2008 compared to the similar periods in 2007, primarily as a result of an increase in wireless devices sold primarily due to an increase in equipment upgrades, combined with an increase in average cost per unit.

Consolidated cost of services and sales expense for the three and nine months ended September 30, 2008 included $5 million and $18 million for merger integration costs, primarily relating to the former MCI system integration activities. Consolidated cost of services and sales expense for the nine months ended September 30, 2008 also included $16 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont. Consolidated cost of services and sales expense for the three and nine months ended September 30, 2007 included $12 million and $16 million for merger integration costs, primarily relating to the former MCI system integration activities.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the third quarter 2008 increased $530 million, or 8.3%, and $796 million, or 4.2%, for the nine months ended September 30, 2008 compared to the similar periods in 2007. These increases resulted from higher sales commission expense and higher advertising and promotion costs, partially offset by declines in stock-based compensation expense, cost reduction initiatives across all segments and the impact of gains from real estate sales.

Consolidated selling, general and administrative expense for the third quarter and nine months ended September 30, 2008 included $265 million, primarily related to severance and severance-related costs as well as pension settlement losses related to employees that received lump-sum distributions primarily resulting from our separation plans. Consolidated selling, general and administrative expense for the three and nine months ended September 30, 2008 also included $45 million and $97 million, respectively, for merger integration costs, primarily relating to the former MCI system integration activities and $87 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont.

Consolidated selling, general and administrative expense for the three and nine months ended September 30, 2007 included $33 million and $70 million of merger integration costs, primarily relating to the former MCI systems integration activities and a $100 million contribution to the Verizon Foundation, to fund its charitable activities and increase its self-sufficiency, from a portion of the proceeds received from the sale of Telecomunicaciones de Puerto Rico, Inc. (TELPRI). Consolidated selling, general and administrative expense for the nine months ended September 30, 2007 also included $46 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of 2008 increased $47 million, or 1.3%, and $107 million, or 1.0%, for the nine months ended September 30, 2008 compared to the similar periods last year. These increases were mainly driven by growth in depreciable telephone plant and non-network software and from additional capital spending, substantially offset by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Vodafone Omnitel	$230	$160	43.8	$519	$475	9.3
Other	(19)	(13)	nm	(61)	17	nm

Total	$211	$147	43.5	$458	$492	(6.9)

nm – Not meaningful

Equity in Earnings of Unconsolidated Businesses during the third quarter of 2008 increased $64 million compared to the similar period in 2007, primarily driven by higher earnings at Vodafone Omnitel N.V. (Vodafone Omnitel) partially due to higher income tax benefits. Equity in Earnings of Unconsolidated Businesses during the nine months ended September 30, 2008 decreased $34 million compared to the similar period in 2007, primarily driven by the gain on the sale of an international investment in 2007, partially offset by higher earnings at Vodafone Omnitel.

Other Income and (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Interest income	$123	$35	nm	$235	$120	95.8
Foreign exchange gains (losses), net	(12)	5	nm	(42)	4	nm
Other, net	(6)	9	nm	27	–	nm

Total	$105	$49	nm	$220	$124	77.4

nm – Not meaningful

Other Income and (Expense), Net in the third quarter of 2008 increased $56 million and $96 million for the nine months ended September 30, 2008 compared to the similar periods in 2007 as a result of higher interest income, primarily from our investment in Alltel’s debt obligations. Partially offsetting the increases were foreign exchange losses at our international Wireline operations.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Total interest costs on debt balances	$661	$555	19.1	$1,816	$1,722	5.5
Less capitalized interest costs	221	105	nm	514	332	54.8

Interest expense	$440	$450	(2.2)	$1,302	$1,390	(6.3)

Weighted-average debt outstanding	$43,935	$31,720		$38,701	$33,485
Effective interest rate	6.0%	7.0%		6.3%	6.9%

nm – Not meaningful

Total interest costs in the third quarter of 2008 increased $106 million and $94 million for the nine months ended September 30, 2008 compared to the similar periods in 2007 primarily due to an increase in the weighted-average debt level, partially offset by lower interest rates compared to last year. Capitalized interest costs during the third quarter of 2008 include approximately $176 million related to the development of wireless licenses for commercial service, primarily as a result of the spectrum being acquired as a result of the 700 MHz auction. The increase in weighted-average debt outstanding was primarily driven by the issuance of $8,000 million of fixed rate notes, with varying maturities, in the first half of 2008. In addition, during the second quarter of 2008, Verizon Wireless borrowed $4,795 million under a term facility primarily to complete the purchase of Alltel debt obligations and, during the third quarter of 2008, $2,750 million under a delayed draw facility to finance the acquisition of Rural Cellular. Partially offsetting this increase in our weighted-average debt outstanding were continued debt reductions.

Minority Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Minority interest	$1,530	$1,298	17.9	$4,459	$3,720	19.9

The increase in minority interest expense for the three and nine months ended September 30, 2008 compared to the similar periods in 2007 was the result of higher earnings at Domestic Wireless, which has a significant minority interest attributable to Vodafone Group Plc.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Provision for income taxes	$850	$1,387	(38.7)	$2,776	$3,223	(13.9)
Effective income tax rate	33.7%	52.2%		34.8%	42.1%

The effective income tax rate is calculated by dividing the provision for income taxes by income from continuing operations before the provision for income taxes. The effective income tax rate for the three months and nine months ended September 30, 2008 compared to similar periods of 2007 decreased primarily due to taxes recorded in 2007 related to 2007 and 2008 distributions from Vodafone Omnitel. The rate also decreased in 2008 due to decreases in earnings and profits of non-U.S. affiliates subject to U.S. tax, partially offset by lower benefits from foreign tax credits in 2008 as compared to 2007.

Unrecognized Tax Benefits

The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,557 million and $2,883 million at September 30, 2008 and December 31, 2007, respectively. Interest and penalties related to unrecognized tax benefits were $511 million (after-tax) and $598 million (after-tax), at September 30, 2008 and December 31, 2007, respectively. The decrease in unrecognized tax benefits and the related interest and penalties was due to the resolution of certain issues under income tax examinations. The decrease in unrecognized tax benefits was primarily offset by an increase to deferred income taxes.

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

Segment Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We previously measured and evaluated our reportable segments based on segment income. Beginning in 2008, we measure and evaluate our reportable segments based on segment operating income, which is reflected in all periods presented. The use of segment operating income is consistent with the chief operating decision makers’ assessment of segment performance. You can find additional information about our segments in Note 12 to the condensed consolidated financial statements.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of segment performance.

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

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Verizon Telecom
Mass Markets	$5,277	$5,329	(1.0)	$15,748	$16,032	(1.8)
Wholesale	1,882	1,967	(4.3)	5,689	5,842	(2.6)
Other	338	447	(24.4)	1,067	1,320	(19.2)
Verizon Business
Enterprise Business	3,655	3,686	(0.8)	10,804	10,862	(0.5)
Wholesale	851	836	1.8	2,531	2,530	nm
International and Other	871	789	10.4	2,574	2,376	8.3
Intrasegment eliminations	(716)	(682)	5.0	(2,116)	(2,082)	1.6
Total Wireline Operating Revenues	$12,158	$12,372	(1.7)	$36,297	$36,880	(1.6)

nm – Not meaningful

Verizon Telecom

Mass Markets

Our Mass Markets revenue during the third quarter of 2008 decreased $52 million, or 1.0%, and $284 million or 1.8% for the nine months ended September 30, 2008 compared to the similar periods in 2007. The decrease was primarily driven by lower demand and usage of our basic local exchange and accompanying services, attributable to consumer subscriber line losses, including those served by the former MCI. These losses are driven by competition and technology substitution, including wireless and VoIP. These decreases were partially offset by growth from broadband services and FiOS TV.

Declines in switched access lines in service of 9.0% at September 30, 2008, compared to the similar period in 2007, were mainly driven by the effects of competition and technology substitution. Residential retail access lines declined 11.0% at September 30, 2008, compared to the similar period in 2007, as customers substituted wireless, VoIP, broadband and cable services for traditional voice landline services. At the same time, small business retail access lines declined 4.4% at September 30, 2008, primarily reflecting competition and a shift to high-speed access lines. The resulting total retail access line loss was 8.7% at September 30, 2008. Access line losses include the loss of lines served by the former MCI.

We added 129,000 net new broadband connections, including 225,000 net new FiOS Internet connections in the third quarter of 2008. For the nine months ended September 30, 2008, we added 447,000 net new broadband connections, including 674,000 net new FiOS Internet connections, for a total of 8,459,000 connections at September 30, 2008, including 2,199,000 for FiOS Internet, representing a 9.1% increase in total broadband connections from September 30, 2007. In addition, we added 233,000 net new FiOS TV customers in the third quarter of 2008 and 672,000 for the nine months ended September 30, 2008, for a total of 1,615,000 at September 30, 2008. As of September 30, 2008, for FiOS Internet and FiOS TV, we achieved penetration rates of 24.2% and 19.7%, respectively, across all markets where we have been selling these services.

Wholesale

Wholesale revenues during the third quarter of 2008 decreased $85 million, or 4.3%, and $153 million, or 2.6% for the nine months ended September 30, 2008 compared to the similar periods in 2007, due to declines in switched access revenues and local wholesale revenues (UNEs). These declines were partially offset by increases in special access revenues.

Switched minutes of use (MOUs) declined in the third quarter of 2008 and the nine months ended September 30, 2008 compared to the similar periods in 2007, reflecting the impact of access line loss and wireless substitution. Wholesale lines decreased 16.1% due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Special access revenue growth reflects continuing demand in the small business market for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services. Customer demand for high-capacity and digital data services increased 5.6% in the third quarter of 2008 compared to the similar period in 2007.

Other Revenues

Revenues from other services during the third quarter of 2008 decreased $109 million, or 24.4%, and $253 million, or 19.2% for the nine months ended September 30, 2008 compared to the similar periods in 2007. These revenue decreases were mainly due to continued declines in non-strategic product lines.

Verizon Business

Enterprise Business

Enterprise Business revenues during the third quarter of 2008 decreased $31 million, or 0.8%, and $58 million, or 0.5%, for the nine months ended September 30, 2008 compared to the similar periods in 2007. The revenue decline is due to certain customers moving traffic off of our network, partially offset by increases in customer premises equipment revenue and security solutions revenue. Enterprise Business services many customer accounts that are moving from core data products to more robust IP products. The Internet suite of products continues to be Enterprise Business’s fastest growing and includes Private IP, IP, VPN, Managed Services, Web Hosting and VoIP.

Wholesale

Wholesale revenues during the third quarter of 2008 increased $15 million or 1.8%, and remained relatively flat for the nine months ended September 30, 2008 compared to the similar periods in 2007. The slight revenue increase is due to an increase in MOUs in traditional voice products.

International and Other

International and Other revenues during the third quarter of 2008 increased $82 million, or 10.4%, and $198 million, or 8.3% for the nine months ended September 30, 2008 compared to the similar periods in 2007, reflecting strong growth in our Internet suite of products, specifically Private IP products, and the impact of foreign currency exchange rates on services billed in local currencies.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Cost of services and sales	$6,155	$6,085	1.2	$18,233	$17,993	1.3
Selling, general and administrative expense	2,689	2,922	(8.0)	8,193	8,943	(8.4)
Depreciation and amortization expense	2,268	2,230	1.7	6,722	6,639	1.3
	$11,112	$11,237	(1.1)	$33,148	$33,575	(1.3)

Cost of Services and Sales

Cost of services and sales expense during the third quarter of 2008 increased $70 million, or 1.2%, and $240 million, or 1.3% for the nine months ended September 30, 2008 compared to the similar periods in 2007. These increases were primarily due to higher costs associated with our growth businesses, partially offset by productivity improvement initiatives and lower switched access lines in service, as well as lower wholesale voice connections. The increase in cost of services and sales expense for the nine months ended September 30, 2008 was also impacted by higher customer premise equipment costs and the inclusion of the results of operations of a security services firm acquired on July 1, 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of 2008 decreased $233 million, or 8.0%, and $750 million, or 8.4% for the nine months ended September 30, 2008 compared to the similar periods in 2007. This decrease was primarily due to declines in compensation expense, cost reduction initiatives and lower bad debt costs, partially offset by higher advertising and promotion costs. Also contributing to the decline were expense reductions due to the disposal of non-strategic product lines and the impact of gains from real estate sales. The decline for the nine months ended September 30, 2008 was partially offset by the inclusion of the results of operations of a security services firm acquired on July 1, 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of 2008 increased $38 million, or 1.7%, and $83 million or 1.3% for the nine months ended September 30, 2008 compared to the similar periods in 2007, mainly driven by growth in depreciable telephone plant and non-network software, from additional capital spending, substantially offset by lower rates of depreciation as a result of changes in the estimated useful lives of certain asset classes.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Operating Income	$1,046	$1,135	(7.8)	$3,149	$3,305	(4.7)

Segment operating income in the third quarter of 2008 decreased $89 million, or 7.8%, and $156 million or 4.7% for the nine months ended September 30, 2008 compared to the similar periods in 2007 due to the impact of operating revenues and operating expenses described above.

Non-recurring or non-operational items not included in Verizon Wireline’s segment operating results totaled $307 million and $359 million, respectively, for the three and nine months ended September 30, 2008. Items in the third quarter of 2008 included costs associated with continued merger integration initiatives and severance and severance-related costs as well as pension settlement losses. Non-recurring or non-operational items in nine months ended September 30, 2008 also included the results of operations spun-off during the first quarter of 2008 and the costs incurred in connection with the spin-off related to network, non-network software, and other activities.

Non-recurring or non-operational items not included in operating income totaled $9 million and $49 million, respectively, for the three and nine months ended September 30, 2007 and included the results of operations spun-off during the first quarter of 2008 and costs associated with merger integration initiatives.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services, other value-added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless.

Operating Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Service revenues	$10,935	$9,749	12.2	$31,572	$28,142	12.2
Equipment and other	1,764	1,540	14.5	4,914	4,297	14.4
Total Domestic Wireless Operating Revenue	$12,699	$11,289	12.5	$36,486	$32,439	12.5

Domestic Wireless’s total operating revenue in the third quarter of 2008 increased $1,410 million, or 12.5%, and $4,047 million, or 12.5% in the nine months ended September 30, 2008 compared to the similar periods in 2007. Service revenues increased during the third quarter of 2008 by $1,186 million, or 12.2% and $3,430 million, or 12.2% for the nine months ended September 30, 2008 compared to the similar periods in 2007. The service revenue increases were primarily due to increases in data revenues and an 11.2% increase in customers as of September 30, 2008 compared to September 30, 2007. Equipment and other revenue in the third quarter of 2008 increased $224 million, or 14.5% and $617 million, or 14.4% in the nine months ended September 30, 2008, compared to the similar periods in 2007, primarily as a result of an increase in the number of customers upgrading their wireless devices.

Total data revenue was $2,788 million and accounted for 25.5% of service revenue in the third quarter of 2008, compared to $1,956 million, and 20.1% in the similar period in 2007. Total data revenue was $7,685 million and accounted for 24.3% of service revenue for the nine months ended September 30, 2008, compared to $5,288 million and 18.8% in the similar period in 2007. Average total data service revenue per customer per month increased 28.3% in the third quarter of 2008 and 31.1% in the nine months ended September 30, 2008, compared to the similar periods in 2007, primarily driven by increased use of our messaging, Broadband Access and e-mail services, data transport charges, and newer data services such as VZ Navigator.

Average service revenue per customer per month increased 0.9% to $52.18 in the third quarter of 2008 and increased 1.2% to $51.55 in the nine months ended September 30, 2008, compared to the similar periods in 2007. Average retail service revenue per customer per month increased 0.2% to $52.29 in the third quarter of 2008 and increased 0.6% to $51.88 in the nine months ended September 30, 2008, compared to the similar periods in 2007.

Excluding acquisitions and adjustments, our Domestic Wireless segment added approximately 1.5 million net retail customers during the third quarter of 2008, compared to 1.8 million during the third quarter of 2007 and added approximately 4.4 million net retail customers during the nine months ended September 30, 2008, compared to 5.0 million during the similar period in 2007. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services. Domestic Wireless added approximately 2.1 million net total customers, including acquisitions and adjustments, during the third quarter of 2008, bringing total customers as of September 30, 2008 to approximately 70.8 million, of which 97.2% were retail customers. Acquisitions and adjustments during the three months ended September 30, 2008, include approximately 650,000 net total customer additions after conforming adjustments, of which approximately 630,000 were retail net additions, acquired in the Rural Cellular transaction. Upon the consummation of the exchange agreement with AT&T, as amended, we expect to recognize a net loss of approximately 120,000 net total customers.

Domestic Wireless ended the third quarter of 2008 with approximately 68.8 million retail customers, compared to 61.8 million retail customers at the end of the third quarter of 2007, an increase of 11.3%. Average monthly retail postpaid churn, the rate at which retail postpaid customers disconnect service, increased to 1.03% in the third quarter of 2008, compared to 0.96% in the third quarter of 2007. Average monthly retail postpaid churn increased to 0.93% in the nine months ended September 30, 2008, compared to 0.90% in the nine months ended September 30, 2007.

Our Domestic Wireless customer base as of September 30, 2008 was 93.0% retail postpaid, 4.2% retail prepaid and 2.8% resellers. Total average monthly churn was 1.33% in the third quarter of 2008 and 1.21% in the nine months ended September 30, 2008, compared to 1.27% in the third quarter of 2007 and 1.22% in the nine months ended September 30, 2007.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Cost of services and sales	$4,178	$3,551	17.7	$11,507	$9,843	16.9
Selling, general and administrative expense	3,689	3,385	9.0	10,806	9,956	8.5
Depreciation and amortization expense	1,366	1,299	5.2	3,989	3,848	3.7
	$9,233	$8,235	12.1	$26,302	$23,647	11.2

Cost of Services and Sales

Cost of services and sales expense, which are costs to operate the wireless network, as well as the cost of roaming, long distance and equipment sales, increased in the third quarter of 2008 by $627 million, or 17.7%, and $1,664 million, or 16.9% for the nine months ended September 30, 2008, compared to the similar periods in 2007. Cost of services increased 12.3% and 11.2% in the quarter and nine months ended September 30, 2008, respectively, compared to the similar periods in 2007. These increases were primarily due to higher wireless network costs in the current year periods caused by increased network usage relating to both voice and data usage and increased roaming, as well as increased consumption of data services and applications. Cost of equipment sales increased 21.1% and 20.8% in the quarter and nine months ended September 30, 2008, respectively, compared to the similar periods in 2007. These increases were primarily attributable to an increase in equipment upgrades, combined with an increase in average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of 2008 increased $304 million, or 9.0%, and $850 million, or 8.5% in the nine months ended September 30, 2008, compared to the similar periods in 2007. Sales commission expense in the third quarter of 2008 increased $87 million and $207 million for the nine months ended September 30, 2008, compared to similar periods in 2007, primarily as a result of the increase in customer renewals and equipment upgrades. In addition, higher advertising and promotion expenses also contributed to the increase in selling, general and administrative expense for the three and nine months ended September 30, 2008, compared to the similar periods in 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of 2008 increased $67 million, or 5.2%, and $141 million, or 3.7% for the nine months ended September 30, 2008, compared to the similar periods in 2007. These increases were primarily due to increased depreciation expense related to growth in depreciable assets.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change
Operating Income	$3,466	$3,054	13.5	$10,184	$8,792	15.8

Operating income in the third quarter of 2008 increased $412 million, or 13.5%, and $1,392 million, or 15.8% for the nine months ended September 30, 2008, compared to the similar periods in 2007, primarily as a result of the changes in operating revenues and operating expenses described above.

Other Items

Employee-Related Items

During the third quarter of 2008, we recorded net pretax severance, pension and benefits charges of $265 million ($164 million after-tax, or $.06 per diluted share). These charges included net pretax pension settlement losses of $89 million ($54 million after-tax) related to employees that received lump-sum distributions primarily resulting from our separation plans. These charges were recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which requires that settlement losses be recorded once prescribed payment thresholds have been reached. Also included are pretax charges of $176 million ($110 million after-tax) for ongoing employee severance in connection with the separation of approximately 2,700 management employees expected to occur during the remainder of 2008, in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

Merger Integration Costs

During the three and nine months ended September 30, 2008, we recorded pretax charges of $50 million ($32 million after-tax, or $.01 per diluted share) and $115 million ($72 million after-tax, or $.02 per diluted share), respectively, primarily related to the MCI acquisition that were comprised primarily of systems integration activities. During the three and nine months ended September 30, 2007, we recorded pretax charges of $45 million ($28 million after-tax, or $.01 per diluted share) and $86 million ($54 million after-tax, or $.02 per diluted share), respectively, related to system integration activities associated with the MCI acquisition.

Telephone Access Lines Spin-off

During the first quarter of 2008 and the third quarter of 2007, we recorded pretax charges of $103 million ($81 million after-tax, or $.03 per diluted share) and $46 million ($44 million after-tax, or $.02 per diluted share), respectively, for costs incurred related to network, non-network software, and other activities to enable the operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the closing of this transaction, as well as professional advisory and legal fees in connection with this transaction.

International Taxes

Based on Vodafone Omnitel’s financial position and distributable reserves, the shareowners of Vodafone Omnitel began considering scenarios for potential future distributions from Vodafone Omnitel in the third quarter of 2007. As a result, Verizon recorded $471 million ($.16 per diluted share) of taxes in the third quarter of 2007 on its share of Vodafone Omnitel’s earnings that were no longer considered indefinitely reinvested internationally. Distributions from Vodafone Omnitel were subsequently approved and paid in December 2007 and April 2008.

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

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Cash Flows Provided By (Used In)
Operating Activities:
Continuing operations	$19,078	$18,019	$1,059
Discontinued operations	–	(570)	570
Investing Activities:
Continuing operations	(27,882)	(11,241)	(16,641)
Discontinued operations	–	757	(757)
Financing activities:
Continuing operations	8,347	(9,469)	17,816
Discontinued operations	–	–	–

Decrease In Cash and Cash Equivalents	$(457)	$(2,504)	$2,047

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

Conditions in the credit markets through September 30, 2008 have not had a significant impact on our overall borrowing costs. As of September 30, 2008, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness (including the effect of all interest rate swap agreements on our debt portfolio). As a result, the rate of interest that we pay on our indebtedness was not significantly affected by recent fluctuations in interest rates. Furthermore, we have had, and continue to have, access to the commercial paper markets, although we were required during a brief period of time to pay interest rates on our commercial paper that were significantly higher than we have paid in recent periods. While we have not issued long-term notes in the capital markets subsequent to September 30, 2008, we believe that if we were to issue long-term notes under current market conditions, the associated interest rates could be significantly higher than those paid earlier this year. If the national or global economy, or credit market conditions in general were to deteriorate, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance our existing indebtedness.

Cash Flows Provided By (Used in) Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash from operating activities for the nine months ended September 30, 2008 increased by approximately $1,629 million compared to the similar period of 2007. Cash flow from operating activities—continuing operations increased by approximately $1,059 million during the first nine months of 2008, primarily as a result of improved earnings, a $670 million net dividend distribution Verizon received in April 2008 from Vodafone Omnitel as well as increased accounts receivable collections, partially offset by an increase in interest payments and inventory levels.

We anticipate that we may receive an additional distribution from Vodafone Omnitel within the next twelve months.

The negative cash flow from operating activities—discontinued operations in 2007 related primarily to the income tax payment associated with the disposition of Verizon Dominicana, C. por A in 2006.

Cash Flows Provided By (Used In) Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $7,318 million in Wireline during the first nine months of 2008, compared to $7,873 million in the similar period of 2007. In the first nine months of 2008, we invested $4,723 million in Domestic Wireless, compared with $4,903 million in the similar period of 2007.

On August 7, 2008, Verizon Wireless completed its acquisition of Rural Cellular for cash consideration of $1,264 million, net of cash acquired.

On June 10, 2008, in connection with the Alltel transaction, Verizon Wireless purchased from third parties approximately $5.0 billion aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4.8 billion plus accrued and unpaid interest. During 2007, we acquired a network security business and purchased several wireless licenses. Other, net investing activities in the nine months ended September 30, 2008 and 2007 include cash proceeds from the sale of properties and sale of select non-strategic assets. In addition, during the third quarter of 2008, Other, net includes approximately $620 million held in a money market fund managed by a third party, which is in the process of being liquidated and returned to Verizon.

On January 4, 2008, Verizon Wireless paid to the FCC an $885 million deposit in order to obtain 590 million bidding eligibility units for participation in the FCC auction of spectrum in the 700 MHz band (Auction 73). This spectrum is currently used for UHF television operations but by law those operations must cease no later than February 17, 2009. On March 20, 2008, the FCC announced the results of its Auction 73 for wireless spectrum licenses. Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHz licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. The remaining balance due to the FCC was paid by Verizon Wireless in April 2008. Verizon Wireless expects the licenses to be granted by the FCC in the fourth quarter of 2008.

In the nine months ended September 30, 2007, investing activities of discontinued operations primarily included gross proceeds of approximately $980 million in connection with the sale of TELPRI.

Cash Flows Provided By (Used In) Financing Activities

Our total debt was increased by $13,618 million during the nine months ended September 30, 2008, primarily due to the issuance of $8,000 million of fixed rate notes, with varying maturities, that resulted in $7,903 million of proceeds. On June 5, 2008, Verizon Wireless entered into a $7,550 million 364-day Credit Agreement with Morgan Stanley Senior Funding Inc. as Administrative Agent, which includes a $4,800 million term facility and a $2,750 million delayed draw facility. The borrowings under each facility are subject to customary conditions precedent. On June 10, 2008, Verizon Wireless borrowed $4,795 million under the term facility in order to complete the purchase of Alltel’s debt obligations and during the third quarter borrowed $2,750 million under the delayed draw facility to complete the purchase of Rural Cellular. In addition, on September 30, 2008, Verizon Wireless entered into a $4,440 million Three-Year Term Loan Facility Agreement (the Three-Year Term Facility) with Citibank N.A., as Administrative Agent, with a maturity date of September 30, 2011, in order to refinance a portion of the 364-day Credit Agreement. Borrowings under the Three-Year Term Facility currently bear interest at a variable rate based on the London Interbank Offered Rate (LIBOR) plus 100 basis points.

During the nine months ended September 30, 2008, $1,600 million of the borrowings under the 364-day Credit Agreement were repaid, and $4,440 million was refinanced using proceeds from the Three-Year Term Facility, reducing the size of the 364-day Credit Agreement to $1,505 million.

During the nine months ended September 30, 2008, we also redeemed $1,725 million of our fixed rate notes at maturity, which included $125 million of 6.0% notes issued by Verizon South Inc., $250 million of 6.0% notes issued by Verizon New York, $100 million of 7.0% notes issued by Verizon California Inc. and $1,250 million of other corporate borrowings. Our ratio of debt to debt combined with shareowners’ equity was 46.8% at September 30, 2008 and 38.1% at December 31, 2007. As a result of the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont, our net debt was reduced by approximately $1.4 billion.

As of September 30, 2008, we had bank borrowings outstanding of $5,945 million. We also had approximately $5,600 million of unused bank lines of credit consisting of a three-year committed facility that expires in September 2009. We have shelf registrations for the issuance of up to $10 billion of unsecured debt or equity securities.

The debt securities of Verizon and our telephone subsidiaries continue to be accorded high ratings by primary rating agencies. Standard & Poor’s Ratings Services (S&P) revised its outlook on Verizon Communications to negative from stable in early June 2008 following the announcement of the agreement to acquire Alltel. At the same time S&P affirmed all Verizon’s ratings, including its ‘A’ corporate credit, ‘A-1’ short-term ratings and the ‘A’ Issuer Credit Rating on Cellco Partnership (d/b/a Verizon Wireless). Moody’s Investors Service (Moody’s) assigns an ‘A3’ long-term debt rating and a ‘P-2’ short-term debt rating to Verizon Communications. In early June 2008, Moody’s placed the long-term rating of Verizon Communications on review for possible downgrade following the announcement of the agreement to acquire Alltel. The ‘P-2’ short-term rating was affirmed. Fitch Ratings (Fitch) assigns an ‘A+’ long-term issuer default rating (IDR) to Verizon Communications. Fitch placed the IDR and outstanding debt ratings of Verizon Communications and subsidiaries on Rating Watch Negative and affirmed Verizon’s ‘F1’ short-term debt rating in early June 2008 following the announcement of the agreement to acquire Alltel.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

During the nine months ended September 30, 2008, we repurchased $1,369 million of our common stock as part of our previously announced common stock repurchase program.

As in prior periods, dividend payments were a significant use of capital resources. We determine the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. During the third quarter of 2008, we increased our dividend payments 7.0% to $.460 per share from $.430 per share in the same period of 2007. In the third quarter of 2007, we increased our dividend payments 6.2% to $.430 per share from $.405 per share in the first two quarters of 2007.

Decrease In Cash and Cash Equivalents

Our cash and cash equivalents at September 30, 2008 totaled $696 million, a $457 million decrease compared to cash and cash equivalents at December 31, 2007 of $1,153 million.

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

During the nine months ended September 30, 2008, we entered into domestic interest rate swaps with a notional principal value of $2 billion to adjust the mix of our fixed and variable rate debt. Based on the swap agreements we receive a fixed rate and pay a variable rate based on LIBOR. These swaps were designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record these interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The fair value of the interest rate swaps at September 30, 2008 included in Other assets, Other liabilities and Long-term debt was not material.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other Income and (Expense). At September 30, 2008, our primary translation exposure was to the British Pound, the Euro and the Australian Dollar.

During the third quarter of 2007, we entered into foreign currency forward contracts to hedge a portion of our net investment in Vodafone Omnitel. Changes in fair value of these contracts due to Euro exchange rate fluctuations were recognized in Accumulated Other Comprehensive Loss which were partially offset by the impact of foreign currency changes on the value of our net investment. As of September 30, 2008, our positions in these foreign currency forward contracts were settled. The balance on the forward contracts along with the unrealized foreign currency translation balance on the investment will remain in Accumulated Other Comprehensive Loss until the investment is sold.

Other Factors That May Affect Future Results

Recent Developments

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement with Alltel and Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire Alltel in a cash merger. Under the terms of the agreement, Verizon Wireless will acquire the equity of Alltel for approximately $5.9 billion. Based on Alltel’s projected net debt at closing of approximately $22.2 billion, the aggregate value of the transaction is $28.1 billion. The parties are targeting completion of the merger by the end of the year, subject to obtaining regulatory approvals. The merger agreement contains certain termination rights for Verizon Wireless and Alltel and further provides that, upon termination of the merger agreement upon specified circumstances, Verizon Wireless may be required to pay Alltel a termination fee of $500 million.

In connection with this transaction, on June 10, 2008, Verizon Wireless purchased from third parties approximately $5.0 billion aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4.8 billion plus accrued and unpaid interest. These debt obligations are included in the projected amount of Alltel net debt at closing referenced above.

Rural Cellular Corporation

On August 7, 2008, Verizon Wireless acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular in a cash transaction. Rural Cellular was a wireless communications service provider operating under the trade name of “Unicel,” focusing primarily on rural markets in the United States. Verizon Wireless believes that the acquisition will further enhance its network coverage in markets adjacent to its existing service areas and will enable Verizon Wireless to achieve operational benefits through realizing synergies in reduced roaming and operations expenses. Under the terms of the acquisition agreement, Rural Cellular’s common shareholders received cash of $45 per share ($728 million in the aggregate). Additionally, the holders of all classes of Rural Cellular’s preferred stock received cash in the aggregate of $571 million.

As part of its approval process for the Rural Cellular acquisition, regulatory authorities required the divestiture of six operating markets, including all of Rural Cellular’s operations in Vermont and New York as well as its operations in Okanogan and Ferry, WA (the Divestiture Markets). As a result of these divestiture requirements, Verizon Wireless has placed the licenses and assets in the Divestiture Markets in a management trust that will continue to operate the markets under the Unicel brand until they are sold and the markets will not be integrated into Verizon Wireless’s operations. On August 29, 2008, Verizon Wireless signed an amendment to an existing exchange agreement and a license purchase agreement with AT&T. Under the terms of these agreements, AT&T will receive the assets relating to the Divestiture Markets and a cellular license for part of the Madison, KY market. In exchange, we will receive cellular operating markets in Madison and Mason, KY and 10 MHz PCS licenses in Las Vegas, NV, Buffalo, NY, Erie, PA, Sunbury-Shamokin, PA, Youngstown, OH, Franklin, NY (except Franklin county) and the entire state of Vermont. We will also receive AT&T’s minority interests in three entities in which we hold interests, plus a cash payment. The exchange with AT&T is subject to regulatory approvals and is expected to close by the end of the year.

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

New York Recovery Funding

In August 2002, President Bush signed the Supplemental Appropriations bill that included $5.5 billion in New York recovery funding. Of that amount, approximately $750 million was allocated to cover utility restoration and infrastructure rebuilding as a result of the September 11th terrorist attacks on lower Manhattan. These funds will be distributed through the Lower Manhattan Development Corporation and Empire State Development Corporation (ESDC) following an application and audit process. As of September 2004, we had applied for reimbursement of approximately $266 million under Category One and in 2004 and 2005 we applied for reimbursement of an additional $139 million of Category Two losses. Category One funding relates to Emergency and Temporary Service Response while Category Two funding is for permanent restoration and infrastructure improvement. According to the plan, permanent restoration is reimbursed up to 75% of the loss. On November 3, 2005, we received the results of preliminary audit findings disallowing all but $49.9 million of our $266 million of Category One application. On December 8, 2005, we provided a detailed rebuttal to the preliminary audit findings. We received a copy of the final audit report for Verizon’s Category One applications largely confirming the preliminary audit findings and, on January 4, 2007, we filed an appeal. That appeal is pending. On November 9, 2007, Verizon submitted an additional Category Two application for approximately $16 million. ESDC has approved approximately $17 million in advances to Verizon on its Category Two applications. Based on the progress of these audits, Verizon recorded a portion of these advances to income in June 2008. The Category Two audits remain pending.

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

Universal Service

The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers and support for schools, libraries and rural health care. The FCC’s current rules for support to high-cost areas served by larger “non-rural” local telephone companies were previously remanded by U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. On April 29, 2008, the FCC adopted a cap on the amount of support competitive carriers (including all wireless carriers) may receive. That cap is the subject of a pending appeal. In addition, the FCC is considering other changes to the rules governing contributions to, and disbursements from, the fund. Any change in the current rules could result in a change in the contribution that local telephone companies, wireless carriers or others must make and that would have to be collected from customers, or in the amounts that these providers receive from the fund.

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

State Regulation and Local Approvals

Telephone Operations

State public utility commissions regulate our telephone operations with respect to certain telecommunications intrastate rates and services and other matters. Our competitive local exchange carrier and long distance operations are generally classified as nondominant and lightly regulated the same as other similarly situated carriers. Our incumbent local exchange operations are generally classified as dominant. These latter operations predominantly are subject to alternative forms of regulation (AFORs) in the various states, although they remain subject to rate of return regulation in a few states. Arizona, Illinois, Nevada, Oregon and Washington are rate of return regulated with various levels of pricing flexibility for competitive services. California, Connecticut, Delaware, the District of Columbia, Florida, Indiana, Maryland, Michigan, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia, West Virginia and Wisconsin are under AFORs with various levels of pricing flexibility, detariffing, and service quality standards. None of the AFORs include earnings regulation. In Idaho, Verizon has made the election under a statutory amendment into a deregulatory regime that phases out all price regulation.

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

Verizon Wireless (as well as AT&T (formerly Cingular) and Sprint-Nextel) is a party to an Assurance of Voluntary Compliance (AVC) with 33 State Attorneys General. The AVC, which generally reflected Verizon Wireless’s practices at the time it was entered into in July 2004, obligates the company to disclose certain rates and terms during a sales transaction, to provide maps depicting coverage, and to comply with various requirements regarding advertising, billing, and other practices.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R) however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Upon the initial adoption of this statement, we will change the classification and presentation of Noncontrolling Interest in our financial statements, which we currently refer to as Minority Interest. We are still evaluating the impact SFAS No. 160 will have, but we do not expect a material impact on our financial position or results of operations.

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

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets impacting the cost, including interest rates, and/or availability of financing;

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon, and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of certain specified certifications. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings which is currently under consideration by the court.

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

Verizon Wireless has concluded an audit of its cell site, switch and non-retail building facilities under an audit agreement with the United States Environmental Protection Agency (the Agency). The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. In accordance with the audit agreement, the Agency has prepared a draft consent agreement addressing the potential violations for review by Verizon Wireless. While Verizon Wireless does not believe that any of the alleged violations has resulted in a release or threatened release, aggregate penalties will exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 1A. Risk Factors

Information related to our risk factors is disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Verizon’s common stock repurchases during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	1,156,200	$34.58	1,156,200	80,141,729
August	3,740,791	34.45	3,740,791	76,400,938
September	2,385,000	34.54	2,385,000	74,015,938
	7,281,991		7,281,991	74,015,938

On February 7, 2008, the Board approved a share buy back program which authorized the repurchase of up to 100 million common shares terminating no later than the close of business on February 28, 2011. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Board also authorized Verizon to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

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

VERIZON COMMUNICATIONS INC.

Date: October 27, 2008	By	/s/ Thomas A. Bartlett
Thomas A. Bartlett
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF OCTOBER 27, 2008.