Form 10-K
period 2008-12-31
VERIZON COMMUNICATIONS INC
filed 2009-02-24
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State of incorporation)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York, Chicago, London, Swiss, Amsterdam and Frankfurt Stock Exchanges

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

At June 30, 2008, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $103,874,980,000.

At January 30, 2009, 2,840,569,560 shares of the registrant’s common stock were outstanding, after deducting 127,040,559 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2008 (Parts I and II).

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2009 Annual Meeting of Shareholders (Part III).

Unless otherwise indicated, all information is as of February 24, 2009

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon) is one of the world’s leading providers of communications services. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications on June 30, 2000 following our merger with GTE Corporation. We completed our merger with MCI on January 6, 2006, and its operations are now part of our wireline business. We completed the acquisition of Alltel Corporation (Alltel) on January 9, 2009, making Verizon the largest wireless service provider in the United States (U.S.) in terms of the total number of customers. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 223,900 employees.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two primary reportable segments, Domestic Wireless and Wireline, which we operate and manage as strategic business segments and organize by products and services. These segments and principal activities consist of the following:

Domestic Wireless	Domestic Wireless’s products and services include wireless voice, data services and other value-added services and equipment sales across the U.S.
Wireline

Wireline’s communications services include voice, Internet access, broadband video and data, next generation Internet protocol (IP) network services, network access, long distance and other services. We provide these services to consumers, carriers, businesses and government customers both in the U.S. and internationally in 150 countries.

The following portions of the 2008 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 14 through 15;

•	“Segment Results of Operations” on pages 19 through 23 and in Note 17 to the Consolidated Financial Statements on pages 66 through 68; and,

•	“Discontinued Operations” and “Extraordinary Item” included in “Consolidated Results of Operations” on page 19.

Domestic Wireless

Background

Our Domestic Wireless segment, Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%.

On January 9, 2009, Verizon Wireless completed its purchase of Alltel from Atlantis Holdings LLC and paid approximately $5.9 billion for the equity of Alltel. The Alltel debt associated with the transaction, net of cash, was approximately $22.2 billion. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” in the 2008 Annual Report to Shareowners. Unless otherwise indicated, the following discussion of Verizon Wireless’s business does not take into account the closing of the Alltel acquisition.

Operations

Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the U.S. We believe that Verizon Wireless is the industry–leading wireless service provider in the U.S., in terms of profitability, as measured by operating income. As a result of the Alltel acquisition on January 9, 2009, Verizon Wireless now serves more than 80 million customers, excluding markets to be divested, making it the largest wireless service provider in the U.S. in terms of the total number of customers.

Competition

In the U.S., we compete primarily against three other national wireless service providers: AT&T, Sprint Nextel and T-Mobile. In addition, in many markets we also compete with regional wireless service providers, such as US Cellular, Metro PCS and Leap Wireless and, prior to the Alltel acquisition, Alltel. We also compete with resellers that buy bulk wholesale service from facilities–based wireless service providers for resale. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers.

The wireless industry also faces competition from other communications and technology companies seeking to capture customer revenue and brand dominance with respect to the provision of wireless products and services. For example, Apple Inc. is packaging software applications and content with its handsets, and Google Inc. has developed and deployed an operating system and related applications for mobile devices.

We believe that the following are the most important competitive factors in our industry:

•

Network Reliability, Capacity and Coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new data service offerings have led to increased customer usage of wireless services, which impacts network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that we have the nation’s most reliable wireless voice and data network. Third-party studies conducted in the fourth quarter of 2008 show that, on a percentage basis, we have the fewest dropped calls and the fewest ineffective attempts among the national wireless service providers in the 100 most populated U.S. metropolitan areas. We continue to look for opportunities to expand our network through the build-out of our existing spectrum and the acquisition of new operating markets. In August 2008, we acquired Rural Cellular Corporation (Rural Cellular), a wireless service provider with many second-tier rural markets, and Alltel in January 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” in the 2008 Annual Report to Shareowners. In addition, we were the winning bidder for certain licenses in the 700 MHz band covering the U.S. (except Alaska) in the Federal Communications Commission’s (FCC) Auction 73 conducted in 2008. The FCC granted us these licenses on November 26, 2008.

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape, as evidenced by recent increases in the marketing of minutes-sharing plans, free mobile-to-mobile calling, offerings of larger bundles of included minutes at attractive prices, and plans offering unlimited voice calling. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price.

•

Customer Service. We believe that high quality customer service is a key factor in retaining customers and in attracting both new-to-wireless customers and customers of other wireless service providers. We continually focus on enhancing our customer service. Our competitors also recognize the importance of customer service and are focusing on improving the customer experience.

•

Product Development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continuing to pursue the development and rapid deployment of new and innovative devices, products and services both independently and in collaboration with application service providers and device manufacturers.

•

Sales and Distribution. The reach and quality of sales channels and distribution points is key to achieving success in the wireless industry. We believe that attaining the optimal mix of direct, indirect and wholesale distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, as well as through our extensive indirect distribution network of retail outlets and prepaid replenishment locations, original equipment manufacturers and value-added distributors. In addition, various resellers buy our service on a wholesale basis.

•

Capital Resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless service providers require significant capital resources. We generate significant cash flow from operations that is important in helping us to meet these requirements.

Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Network

A key part of our business strategy is to provide the highest network reliability. We are focused on designing and deploying our network in a manner that we believe maximizes the number of calls that are connected and completed by our customers on the first attempt. We plan to continue to build out, expand and upgrade our network and explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

Our owned and operated network provided service in, or covered, areas where approximately 269 million people resided, including coverage in 99 of the top 100 most populous U.S. metropolitan areas, as of December 31, 2008. Our primary network technology platform is CDMA, based on spread-spectrum digital radio technology. We have deployed CDMA-1XRTT technology in virtually all of our cell sites nationwide. In addition, EV-DO, a third-generation packet-based technology intended primarily for high-speed data transmission, is deployed in approximately 96% of the cell sites in our CDMA network, as of December 31, 2008, and additional deployment is ongoing. We also provide GSM service and fulfill GSM roaming obligations in certain markets as a result of our purchases of Rural Cellular and Alltel.

We plan to develop and deploy a fourth-generation (4G) wireless broadband network using long-term evolution (LTE) technology that is currently being developed within the Third Generation Partnership Project standards organization. This new technology follows GSM’s evolutionary path but is different from, and is expected to be an improvement upon, the previous generations of both GSM- and CDMA-based digital radio technologies. LTE is being designed to deliver 4G wireless voice and data networks with higher speed and throughput performance, and improved efficiencies. Many other major wireless service providers, both domestic and foreign, have also selected LTE as the technology for their 4G deployments. As a result, we believe that LTE will provide us with the opportunity to adopt an access platform with global scale.

Open Development Initiative

In 2008, as part of our open development initiative to provide customers with the ability to use devices and mobile applications that we do not sell, we published the technical interface standards that the development community needs in order to design such devices. We believe that this initiative will spur innovation, expand customer choices and produce an array of new products for use on our network and, as a result, increase customer connections to our network.

Spectrum

We have licenses to provide wireless services on portions of the 800 MHz and/or 1800-1900 MHz spectrum bands in areas where approximately 96% of the estimated U.S. population reside, as of December 31, 2008. We obtained our spectrum assets through FCC lotteries, auctions and allotments, and acquisitions from and exchanges with private parties. In parts of the U.S., we have licenses for AWS spectrum in segments of the 1710-2100 MHz band that we plan to use for the provision of new services.

In addition, on November 26, 2008, the FCC granted us 109 licenses for portions of the 700 MHz band for which we were the winning bidder in FCC Auction 73 that concluded in March 2008. We have made all required payments to the FCC for these licenses. Certain of these licenses can be used to provide wireless service coverage to the entire population of the U.S. (except Alaska). We plan to use the 700 MHz licenses for the provision of 4G wireless broadband services using LTE.

We anticipate that we will need additional spectrum in a limited number of our markets to meet future demand. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses if and when offered by the FCC.

Wireless Offerings

We believe that increasing the value of our service offerings to customers will help us to retain our existing customers and those we recently acquired as a result of the Alltel acquisition, as well as attract new customers and increase customer usage, all of which will drive revenue and net income growth.

Wireless Services

Voice services. We offer a variety of postpaid plans for voice services and features with competitive pricing. Specifically, we offer: Nationwide Calling Plans for individual customers, which provide a choice, at varying prices and amounts of minutes of use, including unlimited usage; Nationwide Family SharePlan and other shared-minute plans designed for multiple-user households and small businesses; and Nationwide Business Plans targeted to business accounts with over 100 lines and national accounts with over 1,000 lines.

All of the nationwide postpaid plans we currently offer include, among other things, Mobile to Mobile Calling, which enables a customer to place calls to, or receive calls from, any other Verizon Wireless mobile number without the call time counting against their minute allotment, night and weekend minute allowances, no domestic long distance charges and no domestic roaming charges for calls placed within the customer’s coverage area. In addition, these plans also include access to the Internet through our Mobile Web service for an additional monthly charge per megabytes sent and received. Several of our voice plan offerings include data service features, such as unlimited text, picture, video and instant messaging to any mobile number on any network in the U.S., and our VZ Navigator and V CAST services free of any separate subscription fees. In addition, on February 15, 2009, we began offering our Friends & Family feature, which is available to customers on many of our single-line Nationwide Calling Plans and our multi-line Nationwide Family SharePlans. The feature allows these customers, depending upon their calling plans, to place calls to, and receive calls from, 5 to 10 phone numbers they designate (including domestic landline numbers) without the call time counting against their minute allotment.

We also offer our Verizon Wireless Prepaid service that enables customers to obtain wireless voice services without a long-term contract or credit verification by paying in advance. All of our prepaid plans include Mobile to Mobile Calling. In addition, our prepaid customers can also access certain of our key data services, such as V CAST and VZ Navigator, for additional fees.

Data services. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to continue to expand our wireless data offerings for both consumer and business customers.

We offer an array of data services and applications, such as:

•

Text and Picture Messaging Services. With compatible wireless devices, our text and picture messaging service enables our customers to send and receive text messages, enhanced messages with animations and graphics as well as still pictures, and voice and full-motion video clips with sound. With our premium messaging services, our customers can receive digital content provided by third parties in various categories, including news, sports, entertainment, travel and weather.

•

Mobile Broadband. Our Mobile Broadband service, available in substantially all areas covered by our network, enables our customers to access, at broadband speeds through laptop computers, applications such as e-mail, enterprise applications, image downloads and full Internet browsing capabilities. The service is available to our customers at various price points that include data allowances in terms of megabytes or gigabytes.

•

Consumer-Focused Multimedia Offerings. We provide our retail customers access to music, video, games, news and other content, as well as the Internet, on their handsets. For example, our V CAST service, accessible on many of our handsets, enables our customers to get unlimited access to daily updated videos from leading content providers of news, sports, and entertainment programming for a monthly fee that is in addition to their voice calling plan access charge. We also offer V CAST MobileTV, under an arrangement with Qualcomm’s MediaFLO division, and V CAST Music with Rhapsody, each available on certain of our handsets. V CAST Music with Rhapsody enables our customers to download music either directly to their handsets or to their personal computers, and V CAST MobileTV provides our customers access, in certain of our markets, to television programming, such as news and sports. Our customers can also access our extensive library of handset-downloadable applications through our Get It Now service, such as ringtones, games and productivity tools. In addition, our Mobile Web service enables our customers to access the Internet on their handsets through our VZW Today web portal.

•

Business-Focused Offerings. We offer our business customers an extensive variety of services focused on increasing their productivity and lowering their costs. For example, our VZAccess service provides our business customers with solutions for accessing the Internet and their corporate intranets. VZEmail offers a compelling suite of products that enables wireless e-mail across our diverse portfolio of wireless devices. Our Wireless Office suite of services offers our business customers with at least 50 lines of service, calling features traditionally associated with landline/PBX phones, such as abbreviated dialing, through the use of their existing wireless devices.

•

Location-Based Services. We offer several location-based services targeted to consumer and business customers. For example, our VZ Navigator application enables customers to obtain audible turn-by-turn directions to their destinations, locate points of interest and access other location-related information by using VZ Navigator-capable handsets. Our Chaperone service provides Family SharePlan customers with the ability to locate the wireless device of other Family SharePlan customers in their plan by accessing the Internet via a computer or by using a Chaperone-enabled mobile wireless device. In addition, the Child Zone feature lets the customer set location boundaries on a family member’s wireless device and sends an alert to the customer when the device enters and leaves these boundaries. Field Force Manager, targeted to our business customers, is a location-based mobile resource management tool that provides businesses with the ability to locate, monitor and communicate with their mobile field workers.

•

Telematics Services. Telematics generally involves the integration of wireless services into private and commercial vehicles, often incorporating both a voice and data capability. Telematics services include navigation assistance, roadside and emergency notification services, concierge services and stolen vehicle tracking. We support telematics services for some of the largest automotive Original Equipment Manufacturers (OEMs), and we are currently the national provider of wireless service for General Motors’ OnStar. We do not currently include telematics customers in our company’s customer count.

•

Telemetry Services. Telemetry generally refers to services that are characterized by machine-to-machine interactions that do not include a voice component. With telemetry services, data transmissions are used by customers to monitor stationary equipment, such as residential and commercial security systems, and for the remote monitoring of control equipment in a wide variety of industries.

Global Services

We offer a variety of global services solutions, available using certain of the wireless devices we sell, targeted to the needs of our customers ranging from our multinational business accounts to our consumer customers who occasionally travel outside of the U.S. Through roaming arrangements with certain wireless service providers outside of the U.S., this suite of solutions, including GlobalAccess and GlobalEmail, currently gives customers voice service in more than 215 destinations worldwide and data access on their laptop computers equipped with our GSM PC cards and certain of our BlackBerry smartphones in more than 170 destinations worldwide.

Wireless Devices

We believe that our status in the U.S. wireless industry has enabled us to become a wireless service provider of choice for wireless device manufacturers and has helped us to develop exclusive wireless device offers for our customers and branded handsets that complement our focus on high-quality service and an optimal user experience. The handsets that we offer are predominantly EV-DO enabled. In addition, certain of these handsets have HTML-browsing capability. We refer to these handsets as “smartphones.” We offer smartphones from RIM, Palm, Samsung and Motorola, and we have GSM-enabled smartphones that operate on GSM networks outside of the U.S. We also offer several smartphones that include touch-screens, such as the Blackberry Storm, Samsung Omnia, LG Voyager and LG Dare.

Our customers can access the Internet wirelessly at broadband speeds on their computers via data cards that we offer, using EV-DO-enabled handsets with connector cables, and on certain OEM laptop computers with embedded EV-DO Mobile Broadband modules.

All of the handsets that we offer comply with the FCC’s E-911 requirements. The majority of our handsets are also Bluetooth compatible.

Suppliers

We purchase wireless devices and accessory products from a number of manufacturers, with the substantial majority of our purchases made from LG InfoComm, Samsung, Motorola, RIM, Palm, PCD, Pantech, HTC and Nokia. A key component of all wireless handsets is the chipset, which contains the “intelligence” of the handset. Most of our handset suppliers rely on Qualcomm for manufacturing and supplying CDMA-1XRTT and EV-DO chipsets. We do, however, sell handsets that include chipsets provided by an alternative chipset vendor, VIA Telecom.

We depend upon a number of key suppliers and, if any of them fail to fulfill their obligations to us, we may not be able to provide services or maintain and upgrade our network. In January 2009, one of our suppliers – Nortel Networks Inc., a U.S. subsidiary of Nortel Networks Corp. (Nortel) – and certain other U.S. subsidiaries of Nortel filed for Chapter 11 bankruptcy protection in the United States. In addition, Nortel and certain of its non-U.S. subsidiaries filed for similar relief in the courts of Canada and the United Kingdom. Although we can provide no assurances, we do not believe that this bankruptcy will have a material adverse impact on our ability to operate our network or on our business.

Marketing

We focus our marketing strategy on offering solutions that are targeted to various customer market segments, such as young adults, seniors, families and small to large businesses; promoting our brand; leveraging our extensive distribution network; and cross-marketing with Verizon’s other business units and Vodafone.

Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions, which ensures that our marketing message is consistently presented across all of our markets. In connection with the Alltel acquisition, we are also re-branding Alltel’s operations to those of “Verizon Wireless” during the next several months. Promoting the “Verizon Wireless” brand is complemented by brand marketing activities of Verizon Communications, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of the customer base of Verizon Communications.

Sales and Distribution Channels

We utilize a mix of direct, indirect and wholesale distribution channels in order to increase customer growth while reducing customer acquisition costs.

Our direct distribution channel includes our company-operated stores, which are a key component of our distribution strategy. Our experience has been that customers that we obtain through this direct channel are less likely to cancel their service than those who come through other mass-market channels. We had approximately 2,500 company-operated stores and kiosks (including our “store-within-a-store” kiosks in Circuit City and BJ’s Wholesale Club locations) as of December 31, 2008. On November 10, 2008, Circuit City filed for Chapter 11 bankruptcy protection and subsequently announced that it is liquidating its assets and closing all of its stores throughout the U.S. by March 31, 2009. On February 16, 2009, we completed the closing of all our kiosks within Circuit City stores. We do not anticipate that the Circuit City liquidation and store closings will have a material adverse impact on our direct distribution channel or on our business.

Our direct channel also includes our business-to-business organization, which is focused on supporting the wireless communications needs of our local, regional and national business customers, as well as a telemarketing sales force dedicated to handling incoming calls from customers. We also offer fully-automated, end-to-end web-based sales of wireless devices, accessories and service in all of our markets.

Our indirect retail channel consists of agents that sell our postpaid and/or prepaid wireless products and services at their retail locations throughout the U.S. In addition, national retailers, such as Best Buy, Wal-Mart, Costco and Target, sell our postpaid and prepaid wireless products and services. We also sell wireless capacity on a wholesale basis, which involves the sale of wholesale access, minutes and data services to independent companies that resell wireless services to end-users.

Customer Service, Retention and Satisfaction

We believe that high quality customer service is a key differentiator because it increases customer satisfaction and reduces customer churn. Therefore, satisfying and retaining customers is critical to the financial performance of wireless service providers and an essential element of our strategy. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services, in order to promote long-term relationships and minimize churn.

While our customer service representatives are available during our normal business hours, we also have representatives available 24-hours-a-day, 7-days-a-week to assist with emergency and technical customer issues. In addition, customers can do business with us at any time, without having to speak with a customer service representative, through our enhanced self-service applications via our interactive voice response system, through our website, and via applications accessible from customer handsets.

Under our enhanced Worry Free Guarantee, a national customer retention and loyalty initiative, we have committed to providing our customers with an extensive and advanced network, responsive customer service with end-to-end resolution, the option to change at any time to any qualifying wireless service plan without paying any additional fees or requiring any contract extension, an early termination fee that decreases after each full month that a customer remains on their contract, and a handset upgrade credit every two years, provided that the customer signs a new two-year contract for a calling plan with at least a $35 monthly access charge. In addition, our My Verizon Advantage program offers each customer who registers with our My Verizon website free back-up protection for the customer’s phone contact list, an annual handset upgrade option for qualified customers and periodic notification if the customer exceeds his or her plan allowance. Another significant retention and loyalty program is the customer lifecycle management program in which we contact customers at key times during the customer relationship about targeted offers and to provide proactive rate plan analysis.

Alltel Acquisition and Integration

As a condition of the regulatory approvals from the Department of Justice and the FCC that were required to complete the Alltel acquisition, we will divest overlapping wireless properties in 105 operating markets in 24 states (“Alltel Divestiture Markets”). These properties consist primarily of Alltel operations, but also include the pre-merger operations of Verizon Wireless in four markets as well as operations in Southern Minnesota and Western Kansas that we acquired from Rural Cellular in 2008. As a result of these divestiture requirements, we have placed the wireless licenses and assets in the Alltel Divestiture Markets in a management trust that will continue to operate the properties under their current brands until they are sold, and these properties will not be integrated with our other operations.

We expect to experience substantial operational benefits from the Alltel acquisition, including reduced overall combined capital expenditures as a result of greater economies of scale and the rationalization of network assets. In addition, we anticipate combined overall cost savings from reduced roaming costs as a result of moving more traffic to the Verizon Wireless network, reduced network-related costs resulting from the elimination of duplicate facilities, and reduced overall expenses relating to advertising, overhead and headcount.

Alltel’s CDMA network covered a population of approximately 77 million, as of September 30, 2008. As of the completion of the Alltel acquisition on January 9, 2009, our combined overall network coverage expanded to approximately 288 million people, including the Alltel Divestiture Markets.

Alltel uses the same primary network platform technology as Verizon Wireless – CDMA – and it has deployed 1XRTT technology in virtually its entire CDMA network. Alltel also provides EV-DO coverage to approximately 79% of the population covered by its network, as of September 30, 2008. Because our and Alltel’s networks employ CDMA, we anticipate that we will be able to rapidly integrate Alltel’s network operations with ours, and that the majority of Alltel customers will be able to continue to use their current handsets after the integration is completed.

The Alltel markets that will be retained and combined with our operations will continue to use the Alltel brand for the next several months, as we work to integrate networks, convert billing systems and upgrade Alltel’s high-speed wireless broadband service. We will maintain Alltel’s existing GSM networks in the retained markets to continue serving the roaming needs of GSM carriers’ customers.

We believe that Alltel’s sales, marketing and distribution efforts have been similar to ours, targeted to addressing the needs of a variety of customer segments, stimulating usage, increasing penetration and improving customer retention rates through various product offerings and pricing strategies. To accomplish these objectives, Alltel has offered competitive post-paid local, statewide and national service plans at varying prices, as well as prepaid plans.

Alltel distributes its products and services through its owned retail stores and retail kiosks, dealers and direct sales representatives, via the Internet and telemarketing.

Alltel’s retail distribution channel included approximately 750 Alltel-operated locations, as of September 30, 2008.

Alltel’s direct sales force focuses its efforts on selling and servicing larger business customers who have multiple lines of service. Direct sales representatives are trained to sell to and service the demands of larger wireless customers who often have special service and equipment requirements.

Alltel enters into dealer agreements with national and local retailers and discounters in its markets. In exchange for a commission payment, these dealers solicit customers for Alltel’s wireless services. The majority of these dealers can service Alltel’s existing customers by offering additional services, features and accessories, and taking bill payments.

Alltel also provides consumer and business customers with the opportunity to shop for the majority of its products and services by phone or the Internet via Alltel’s web store. Utilizing direct fulfillment, phone and accessories purchased through these distribution channels are delivered directly to the customer. These channels provide customers with exclusive pricing where appropriate and provide Alltel the ability to respond quickly to market changes.

Alltel’s stores will remain open, as we work to integrate Alltel’s sales, marketing and distribution operations with those of Verizon Wireless. We will re-brand Alltel operations in the retained markets in phases, beginning in the second quarter of 2009 and continuing through the third quarter of 2009, as billing conversions are completed throughout the country. We will continue to evaluate Alltel store and agent locations to ensure that they are strategically located in order to achieve our distribution objectives.

Wireline

Background

Our Wireline segment includes two strategic units, Verizon Telecom and Verizon Business. In 2008, Wireline revenues were $48,214 million, representing approximately 49.5% of Verizon’s aggregate revenues. Our Wireline segment is not dependent on any single customer.

•

Verizon Telecom provides voice, video and data services to residential and small business customers in 28 states and Washington D.C. Verizon Telecom operates a Fiber-to-the-Premises (FTTP) network under the FiOS service mark. This advanced fiber-optic network offers sufficient bandwidth for voice, data and video services and is designed to handle future broadband and video applications. FiOS provides our customers with fast, reliable broadband access speeds, high definition video with exceptional clarity and vividness and digital voice services.

•

Verizon Business provides voice, data, Internet communications, next-generation IP network and Information Technology (IT) products and services to medium and large businesses and government customers both domestically and internationally.

In the discussion that follows, 2008 revenue amounts for each of the Wireline units are presented before intrasegment eliminations of $2,824 million.

Operations

Verizon Telecom

Verizon Telecom offers a broad array of telecommunications services, including voice, broadband and video, network access and other communications products and services to our residential, small business and wholesale customers. Verizon Telecom’s three sales channels operate across our telephone subsidiaries and focus on specific customer market areas.

Mass Markets offers broadband, video and voice services to residential and small business customers. Broadband services include high speed Internet and FiOS Internet services. Video services include FiOS TV and other television services. Voice services include local exchange services, including calling cards, 800/888 and operator services, as well as value-added services, such as voicemail, call waiting and caller identification. In 2008, Mass Markets revenues were $20,974 million, representing approximately 43.5% of Wireline’s aggregate revenues.

Wholesale markets our long distance and local exchange network facilities for resale to interexchange carriers, competitive local exchange carriers (CLECs), wireless carriers and Internet service providers (ISPs). Wholesale services include switched access products, high-capacity data products, unbundled network elements (UNEs) and interconnection services. In 2008, Wholesale revenues were approximately $7,571 million, representing approximately 15.7% of Wireline’s aggregate revenues.

Other service offerings include operator services, public (coin) telephone, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid phone cards. In 2008, revenues from these other services were $1,367 million, representing approximately 2.8% of Wireline’s aggregate revenues.

Verizon Business

Verizon Business offers advanced voice, data, security, and wireless solutions to medium and large business and government customers worldwide. Verizon Business derives the majority of its revenue from U.S. operations. Verizon Business provides services to tens of thousands of enterprise businesses and government agencies, including 98% of the Fortune 500 companies. We have organized Verizon Business into three sales channels that focus on specific customers.

Enterprise Business offers voice, data and Internet communications services to medium and large business customers, including multi-national corporations and state and federal governments. Enterprise Business also provides value-added services intended to make communications more secure, reliable and efficient. Enterprise Business provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as Private IP, Ethernet, Private Line, Frame Relay and ATM services, both domestically and internationally. Enterprise Business revenues in 2008 were $14,411 million, representing approximately 29.9% of Wireline’s aggregate revenues.

Wholesale offers domestic and international voice, data and IP services over its global network to carriers and service providers, some of whom may compete directly with Verizon at the retail level. These customers purchase services on a wholesale basis so that they can transport voice, data and IP traffic without having to build their own infrastructure. In 2008, total Wholesale revenue was $3,341 million, representing approximately 6.9% of Wireline’s aggregate revenues.

Our International and Other operations serve retail and wholesale customers, including enterprise businesses, government entities and telecommunications carriers outside of the U.S., primarily in Europe, the Middle East, Africa, the Asia Pacific region, Latin America and Canada. These operations provide telecommunications services, which include voice, data, Internet and managed network services. Our revenue from International and Other was $3,374 million, representing 7% of Wireline’s aggregate revenues in 2008.

Competition

The wireline telecommunications industry is highly competitive. We expect competition to intensify further with traditional, non-traditional and emerging players seeking increased market share. Current and potential competitors include cable companies, wireless service providers, other domestic and foreign telecommunications providers, satellite television companies, ISPs and other companies that offer network services and managed enterprise solutions. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition and which may affect our future revenue growth.

We believe that cable operators represent the most significant threat to our wireline business. Cable operators have increased the size and digital capacity of their networks so that they can offer digital products and services. We continue to market competitive bundled offerings that include high-speed Internet access, digital television and voice services. Several major cable operators also offer bundles with wireless services through strategic relationships.

Wireless substitution is an ongoing competitive trend which we expect to continue as wireless companies position their service as a landline alternative. We also face increasing competition from companies that provide Voice over Internet Protocol (VoIP) services. These services use the Internet or private broadband networks to transmit voice communications. VoIP services are available from a wide range of companies including cable companies, and national and regional providers. Internet portal providers are also entering our competitive space.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale, or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to CLECs at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive, are subject to ongoing review and revision by the FCC and state regulators. See “Regulatory and Competitive Trends” in the 2008 Verizon Annual Report to Shareowners.

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Network bandwidth (speed): As both consumers and small business customers look to leverage high speed connections for entertainment, communications, and productivity, we expect broadband penetration will continue to increase over the next several years due to market maturity. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, Verizon and other network-based providers must ensure that their networks can deliver against these increasing bandwidth requirements. We are continuing to build out our FiOS network to be able to meet the future demand in many markets.

•

Pricing: Pricing will be a significant factor in two key areas. Cable and telecommunications companies will use pricing to capture market share from incumbents. Pricing will also be significant as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, portal-based and VoIP calling is free or nearly free to customers and is often supported by advertising revenues.

•

Product differentiation: As a result of pricing pressures, providers will need to differentiate their products. Verizon believes that there are many market trends that provide potential opportunities. Customers are shifting from an access to an applications mindset and are focused on how they can leverage their broadband and video connections. Converged features, such as integrated wireless and wireline functionality, are becoming similarly important, enabled by both customer demand and technological advancement.

Network

As of December 31, 2008, our wireline network included more than 36,161,000 wireline access lines, 8,673,000 broadband connections and 1,918,000 FiOS TV customers nationwide. Our business strategy is to be the premier broadband and entertainment service provider in the mass market, while maintaining the level of network reliability currently provided by our telephony network. We are executing on this strategy by deploying FTTP access technologies over fiber optic cables. FTTP provides the highest possible bandwidth to the customer premise, based on current technology. The FTTP deployment also allows us the flexibility to adapt our facilities more easily to future product development. New optical terminals can be added to the FTTP network, providing greater bandwidth and new services without any additional field construction. We expanded our deployment of the most advanced Fiber Optic Network by passing approximately an additional 3.1 million premises with FTTP and by enhancing it with Gigabit Passive Optical Network (GPON) technology. GPON technology will continue to support the services we offer today, while allowing for the introduction of new services through improved downstream and upstream capacity.

In conjunction with the evolution of our access plant, we are also transitioning our metro (local) network infrastructure from traditional TDM/SONET (Synchronous Optical Network)/ATM technologies to Ethernet over Dense Wavelength Division Multiplexing (DWDM). In 2008 we continued to deploy Reconfigurable Optic Add Drop Multiplexer (ROADM) nodes in the transport network. As a result, the new optical transport network provides features optimized for video distribution services and high speed data services, while maintaining the level of network reliability achieved with SONET.

To fully leverage this new network infrastructure and allow for the more efficient sharing of our network across services, we are upgrading our multiplexing and routing infrastructure to use IP, Ethernet and MPLS (Multi Protocol Label Switching) technologies. In addition, we are migrating from traditional TDM-based voice switching to VoIP. This migration lowers the lifecycle cost of current data and voice services and creates a network which can offer future multi-media communications services by adding service platforms without requiring widespread network upgrades. In keeping with our strategy of leading in network reliability, our service infrastructure utilizes our managed Quality of Service-enabled resilient IP network rather than the public Internet.

We advanced our goal of becoming a leading IP services provider to the global business market by acquiring one of the most expansive IP networks in the world through the MCI merger in 2006. We have been focused on growing our Ethernet infrastructure to support the full range of Ethernet private line and E-LAN services locally, domestically and globally. To lower the access cost and provide significant services flexibility, we are using a converged packet access strategy that replaces the private circuit-based customer access and aggregates traffic from multiple customers onto a shared Ethernet and MPLS network. We have also focused on the expansion of the Private IP network (PIP) to serve all key international markets with managed Quality of Service-aware IP Virtual Private Network (VPN) services. Verizon’s Public IP network is now interconnected to PIP through Security Gateway platforms that allow business customers to extend the reach of their private virtual networks to ‘off-net’ sites, such as employees’ homes, small branch offices and mobile work forces. These enhancements extend our IP services reach across the globe.

We continue to focus on emerging optical transport technologies and expansion of our network to lower overall cost. We are integrating Ethernet, SONET and Optics, and Ultra Long Haul technologies. In addition, we have deployed a new, next generation undersea cable technology through the Trans-Pacific Express (TPE) connecting the west coast of the U.S. to China, Korea and Taiwan.

Wireline Offerings

Verizon Telecom’s strategy is to be the customer’s first choice for communications and entertainment services. We offer a variety of packages for these services that we believe are competitively priced.

Voice Services. We offer packages that include local exchange services, regional and long distance services, VoIP services, wire maintenance, as well as voice messaging and value-added services. Value-added services expand the utilization of our network and include products such as Caller ID, Call Waiting and Return Call. In 2008 we continued to offer new calling plans and to bundle landline and wireless services, with calling features and unlimited calling between a customer’s home phone and wireless handset, all on a single bill.

Data Services. We offer high speed Internet and FiOS broadband data products with varying downstream and upstream processing speeds. In 2008 we enhanced our FiOS offers by increasing availability of our symmetrical FiOS Internet service with upload speeds of up to 20Mbps, as well as 50Mbps for download service. Our data packages include technical support, anti-virus and spam protection, and email online storage.

Video Services. We offer FiOS TV and Verizon’s fiber-optic video service and market a variety of DIRECTV packages that are delivered over satellite systems. FiOS TV provides access to more than 300 all-digital channels and up to 100 high definition channels and now is available to more than 9 million homes across 14 states: New York, New Jersey, California, Delaware, Texas, Florida, Maryland, Pennsylvania, Indiana, Massachusetts, Virginia, Rhode Island, Oregon and Washington. Innovative features that differentiate FiOS TV from the competition include:

•	Channel Line-up – We designed the channel line-up for ease of use, grouping channels by category.

•	High Definition Content – We offer up to 100 channels in high definition with exceptional clarity and vividness and clear digital sound (Dolby 5.1).

•	Video on Demand – We offer access to as many as 14,000 movies and shows via subscription, transactional and free on-demand programming, including high definition video on demand.

•	Interactive Media Guide – Our FiOS TV guide helps customers quickly and easily find content from television listings, video on demand catalogs and their own personal music and photo files.

•	Home Media DVR – Our multi-room digital video recorder also includes the Interactive Media Guide.

•	FiOS TV Widgets – Viewers get one-touch, on demand access to local weather, traffic and community information.

•	Personalized Settings and Controls – Customers can control the content received on their televisions.

Verizon Business products are classified as either Core or Strategic Services. In 2008, Core Services comprised 70% of Verizon Business revenues, and Strategic Services comprised 30%.

Core Services. Verizon has the experience, reliability, and product depth to support voice solutions globally. Core Services provide a comprehensive product portfolio and a convergence plan for current and future VoIP services. Core Data services include Frame Relay, ATM, and Private Line access technologies. Core Services also include customer premises equipment (CPE) and value-added services such as installation, maintenance, and site services and supports a wide variety of technology partners in both the voice and data markets.

Strategic Services. Our Strategic Service offerings can be grouped into three main categories: IP and data services, including connectivity to the Internet; managed IT and professional services, including security; and advanced voice services. Verizon Business offers IP Services, including IP Contact Center solutions, Internet, IP Communications, Private IP (MPLS), and Secure Gateway services. With professional services personnel in more than 30 countries to assist customers in adopting new IT solutions, including application management, infrastructure services, unified communications, contact center solutions, and security and business continuity services, Verizon Business seeks to transform the way enterprises operate today.

Customers can choose to purchase customized packages that include some or all of our Strategic Services, which they can manage internally or we can manage for them:

•

Private IP – Our fastest growing service around the world, our MPLS – based solution enables customers to securely leverage the efficiency, performance and value of IP. MPLS solutions increase the speed of network traffic as it travels over various platforms including IP, ATM and Frame Relay.

•

Managed Services – Offers companies the opportunity to realize the simplicity, efficiency and total cost-of-ownership savings of outsourcing the management of their networks, security, remote access, and web applications.

•	Enterprise Mobility – Enables customers to remotely access the power of our global IP network and leverage wireless applications.

•	Applications Hosting – Offers hosting and managing of corporate software applications and provides content delivery for customers.

•	Customer Service Management – Provides tools that improve the customers’ experience and increases call center efficiency and productivity.

•	Security – Provides integrated solutions to help companies secure their networks and data.

Recent Developments

“Recent Developments” included in “Other Factors That May Affect Future Results” on pages 30 through 31 of the 2008 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 31 through 34 of the 2008 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Employees

As of December 31, 2008, Verizon and its subsidiaries had approximately 223,900 employees. Unions represent approximately 38% of our employees.

Information on Our Internet Website

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at www.verizon.com/investor. Verizon has adopted a code of ethics, as that term is defined in Item 406(b) of Regulation S-K, which applies to our Chief Executive Officer, Chief Financial Officer and Controller. A copy of this code may be found on our website at www.verizon.com/investor. Any amendments to this code, or any waiver of this code for any executive officer will be posted on that website.

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

The following important factors, along with those discussed elsewhere in this annual report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the effects of adverse conditions in the U.S. and international economies;

•	the effects of competition in our markets;

•

materially adverse changes in labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact, in the markets served by us or by companies in which we have substantial investments;

•	the effects of material changes in available technology;

•	any disruption of our suppliers’ provisioning of critical products or services;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	the impact of natural or man-made disasters or existing or future litigation and any resulting financial impact not covered by insurance;

•	technology substitution;

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets impacting the cost, including interest rates, and/or availability of financing;

•

any changes in the regulatory environments in which we operate, including any loss of or inability to renew wireless licenses, and the final results of federal and state regulatory proceedings and judicial review of those results;

•	the timing, scope and financial impact of our deployment of fiber-to-the-premises broadband technology;

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	our ability to successfully integrate Alltel Corporation into Verizon Wireless’s business and achieve anticipated benefits of the acquisition; and

•	the inability to implement our business strategies.

Item 1A. Risk Factors

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future performance. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Adverse conditions in the U.S. and international economies could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the U.S. or in one or more of our other major markets, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services or obtaining products and services under lower-cost programs offered by other companies. Similarly, under these conditions the business customers that we serve in the U.S. and abroad may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

We face significant competition that may reduce our market share and lower our profits.

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional distinctions between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our services and equipment, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions. We are subject to more regulation and have higher cost structures than many of our competitors, due in part to the presence of a unionized workforce and a large retiree population in our wireline business. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact of such labor organizing on our costs. Accordingly, our competitors may be able to profitably offer services at lower prices. The resulting pressure on the price of services we provide may result in reduced revenues and profits.

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

For example, we have selected Long Term Evolution technology (“LTE”) as our next-generation wireless network access technology. We expect this new technology to enable us to offer a mobile data network with higher speeds and improved efficiencies. Other wireless service providers have announced their plans to adopt LTE as their next-generation technology, and we believe that it will become the principal next-generation global standard. There are risks, however, that these other wireless service providers may delay their deployment of LTE or change their selection and adopt different next-generation technologies, including technologies that are incompatible with ours. As a result, LTE may not become the principal next-generation global standard and may not provide us with the global scale, compatibility and other benefits that we expect in a timely manner or at all. In addition, our ability to successfully deploy LTE on our network in a timely manner depends on various factors that are beyond our control. These include the risk that the technical standards required for the successful development and deployment of LTE may not be established in a timely manner and the risk that our suppliers may be unable to manufacture and deliver LTE devices and network equipment on schedule and according to our specifications. Furthermore, our deployment of LTE may not occur, or occur at the cost we have estimated. If these risks materialize, our ability to provide next generation wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.

We depend upon various key suppliers and vendors to provide us with the equipment that we need to operate our business. If these suppliers or vendors fail to provide equipment or service to us on a timely basis or fail to meet our performance expectations, we may be unable to provide services to our customers in a competitive manner or continue to maintain or upgrade our networks. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. We are unable to predict whether our business will be affected by any such litigation. We expect our dependence on key suppliers to continue as we develop and introduce more advanced generations of technology.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas, require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are frequently involved in regulatory proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful at obtaining the licenses we need to carry out our business strategy or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years that are subject to renewal, and there is no guarantee that our licenses will be renewed. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our wireless business, results of operations and financial condition.

The adoption of new laws or regulations or changes to the existing regulatory framework could also adversely affect our business plans. For example, the development of new technologies, such as Internet Protocol-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation between the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology. In addition, the FCC has several proceedings pending that are considering the imposition of additional requirements on wireless services, such as rules restricting the ways in which we can manage the use of our network. These rules, if adopted, could impose additional costs on us and potentially impede our ability to operate our wireless network in a manner that would be attractive to us and our customers. The FCC has also initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage that could adversely impact our utilization of our licensed spectrum and our operational costs. At the state level, the rapid growth of the wireless industry has led to an increase in efforts by some state legislatures and state public utility commissions to regulate the industry in ways that may impose additional costs on our wireless business. Moreover, many states have also imposed significant taxes on providers in the wireless industry.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.

With approximately 223,900 employees and approximately 213,000 retirees who participate in our benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in costs associated with our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Natural or man-made disasters could have an adverse effect on our business.

Natural disasters, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.

We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and make it more difficult for us to obtain financing for our operations. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. The recent disruption in the global financial markets has also impacted some of the financial institutions with which we do business. A sustained decline in the stability of financial institutions could affect our access to financing.

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.

Our business faces a substantial amount of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters, and class action lawsuits that challenge marketing practices and disclosures relating to alleged adverse health effects of handheld wireless phones. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

If we are not able to successfully integrate Alltel into our business, we may not achieve the anticipated benefits of this acquisition.

We expect to gain certain benefits from the Alltel acquisition, including increased revenues, market penetration in Alltel’s service areas, expansion of our network footprint and certain operating efficiencies and synergies. Achievement of these expected benefits will depend on our efforts to integrate Alltel into our business. The challenges we may face in connection with these integration efforts include developing and deploying next generation wireless technology across the combined network and combining product and service offerings, customer plans and sales and marketing approaches. If we do not successfully integrate Alltel in a cost effective manner, we may not realize any or all of the anticipated benefits of the acquisition and our financial results may be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $216 billion at December 31, 2008 and $214 billion at December 31, 2007, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2008	2007
Network equipment	81.5%	81.1%
Land, buildings and building equipment	9.9	9.6
Furniture and other	8.6	9.3

	100.0%	100.0%

Our properties are divided among our operating segments at December 31, as follows:

	2008	2007
Wireline	74.7%	75.7%
Wireless	24.2	23.8
Corporate and Other	1.1	0.5

	100.0%	100.0%

Network equipment consists primarily of cable (predominantly aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings owned by Verizon that are used for administrative and other purposes. Furniture and other consists of public telephones and telephone equipment (including PBXs), furniture, data processing equipment, office equipment, motor vehicles, plant under construction, capitalized computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending for Wireline was $9,797 million in 2008, $10,956 million in 2007 and $10,259 million in 2006. Capital spending for Domestic Wireless was $6,510 million in 2008, $6,503 million in 2007 and $6,618 million in 2006.

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

Verizon Wireless has concluded an audit of its cell site, switch and non-retail building facilities under an audit agreement with the U.S. Environmental Protection Agency (EPA). The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. A consent agreement relating to the audit is pending final approval by the EPA. While Verizon Wireless does not believe that any of the alleged violations has resulted in a release or threatened release, aggregate penalties will exceed $100,000 because of the number of facilities operated by Verizon Wireless. Verizon Wireless does not believe that the penalties ultimately incurred and the cost of remedying any alleged violations will be material.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. The common stock is also listed in the U.S. on the Chicago stock exchange. As of December 31, 2008, there were 798,938 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2008	Fourth Quarter	$34.90	$23.07	$.460
	Third Quarter	36.34	30.25	.460
	Second Quarter	39.94	33.84	.430
	First Quarter*	44.12	33.00	.430

2007*	Fourth Quarter	$46.03	$40.59	$.430
	Third Quarter	44.55	39.09	.430
	Second Quarter	43.79	36.59	.405
	First Quarter	38.60	35.44	.405

* Prices have been adjusted for the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont.

On February 7, 2008, the Board approved a share buyback program which authorized the repurchase of up to 100 million common shares terminating no later than the close of business on February 28, 2011. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. This share buyback program replaced a share buyback program which was previously approved by the Board on March 1, 2007. The Board also authorized Verizon to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Verizon did not repurchase any shares of Verizon common stock during the fourth quarter of 2008. At December 31, 2008, the maximum number of shares that may be purchased under our share buyback program was 74,015,938.

Item 6. Selected Financial Data

Information required by this item is included in the 2008 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 13, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations

Information required by this item is included in the 2008 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 35, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2008 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 28, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2008 Verizon Annual Report to Shareowners on pages 38 through 71, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2008.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2008 Verizon Annual Report to Shareowners on pages 36 through 37 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Ivan G. Seidenberg	62	Chairman and Chief Executive Officer	2000
Thomas A. Bartlett	50	Senior Vice President and Controller	2005
John W. Diercksen	59	Executive Vice President – Strategy, Development and Planning	2003
Shaygan Kheradpir	48	Executive Vice President and Chief Information Officer	2007
John F. Killian	54	President – Verizon Business	2006
Richard J. Lynch	60	Executive Vice President and Chief Technology Officer	2007
Lowell C. McAdam	54	Executive Vice President and President and Chief Executive Officer – Verizon Wireless	2007
Daniel S. Mead	55	President – Verizon Telecom	2009
Randal S. Milch	50	Executive Vice President and General Counsel	2008
Marc C. Reed	50	Executive Vice President – Human Resources	2004
Virginia P. Ruesterholz	47	President – Verizon Services Operations	2009
John G. Stratton	47	Executive Vice President and Chief Marketing Officer	2007
Dennis F. Strigl	62	President and Chief Operating Officer	2007
Thomas J. Tauke	58	Executive Vice President – Public Affairs, Policy and Communications	2004
Doreen A. Toben	59	Executive Vice President and Chief Financial Officer	2002
Catherine T. Webster	56	Senior Vice President and Treasurer	2005

Prior to serving as an executive officer, each of the above officers has held high level managerial positions with the company or one of its subsidiaries for at least five years. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors. For other information required by this item see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices,” “About the Board of Directors and its Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers and other equity compensation plan information, see the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Approval of Verizon Communications Inc. Long-Term Incentive Plan-Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, and director independence, see the sections entitled “About Verizon’s Governance Practices” and “About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2008. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	24

(5)	Exhibits

Exhibit Number

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended, effective as of December 4, 2008 (filed as Exhibit 3b to Form 8-K dated December 4, 2008 and incorporated herein by reference).

4

No instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a	Description of Verizon Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10a to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10a(i) Description of Amendment to Plan (filed as Exhibit 10a(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10b	Bell Atlantic Deferred Compensation Plan for Outside Directors, as amended and restated (filed as Exhibit 10a to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).**

10c

Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE, as amended (filed as Exhibit 10-1 to GTE’s Form 10-K for the year ended December 31, 1997 and Exhibit 10.1 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10d	GTE’s Directors’ Deferred Stock Unit Plan (filed as Exhibit 10-8 to GTE’s Form 10-K for the year ended December 31, 1997, File No. 1-2755 and incorporated herein by reference).**

10e	Description of Non-Employee Directors Travel Accident Insurance Coverage (filed as Exhibit 10e to Form 10-K for the year ended December 31, 2007 and incorporated by reference).**

10f

Bell Atlantic Directors’ Charitable Giving Program, as amended (filed as Exhibit 10p to Form SE dated March 29, 1990 and Exhibit 10p to Form SE dated March 29, 1993 and incorporated herein by reference).**

10g	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10h	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10i	Verizon 2000 Broad-Based Incentive Plan (filed as Exhibit 10h to Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference).**

10j	Verizon Long-Term Incentive Plan (filed as Appendix B to Verizon’s 2001 Proxy Statement filed March 12, 2001 and incorporated herein by reference).**

10j(i) Restricted Stock Unit Agreement 2006-2008 Award Cycle (filed as Exhibit 10j(v) to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).**

10j(ii) Performance Stock Unit Agreement 2006-2008 Award Cycle (filed as Exhibit 10j(vi) to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).**

10j(ii)(a) Addendum to Performance Stock Unit Agreement (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2006 and incorporated herein by reference).**

10j(iii) Restricted Stock Unit Agreement 2007-09 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(iii)(a) Special Restricted Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(iv) Performance Stock Unit Agreement 2007-09 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(iv)(a) Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(v) Restricted Stock Unit Agreement 2008-2010 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).**

10j(vi) Performance Stock Unit Agreement 2008-2010 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).**

10j(vi)(a) Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2008 and incorporated by reference).**

10k

GTE’s Long-Term Incentive Plan, as amended (Exhibit B to GTE’s 1997 Proxy Statement and Exhibit 10.5 to GTE’s 1998 Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments (filed as Exhibit 10l to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10l	Verizon Short-Term Incentive Plan (filed as Appendix C to Verizon’s 2001 Proxy Statement filed March 12, 2001 and incorporated herein by reference).**

10m	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

10m(i) Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10n	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference). **

10n(i) Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10o	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10p

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10q	Description of Bell Atlantic Senior Management Estate Management Plan (filed as Exhibit 10rr to Form 10-K for year ended December 31, 1997 and incorporated herein by reference).**

10r

GTE’s Executive Retired Life Insurance Plan, as amended (filed as Exhibits 10-6, 10-6 and 10-6 to GTE’s Form 10-K for the years ended December 31, 1991, 1992 and 1993, respectively, File No. 1-2755 and incorporated herein by reference).**

10s	NYNEX Supplemental Life Insurance Plan (filed as Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10t	Summary Plan Description of Verizon Executive Deferral Plan (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).**

10u	Employment Agreement between Verizon and Marc C. Reed (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).**

10v	Employment Agreement between Verizon and William P. Barr (filed as Exhibit 10z to Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference).**

10w	Employment Agreement between Verizon and Doreen A. Toben (filed as Exhibit 10d to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

10x	Description of the Split-Dollar Insurance Arrangements (filed as Exhibit 10g to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

10x(i) Description of Changes to Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10y	Employment Agreement between Verizon and Dennis F. Strigl (filed as Exhibit 10f to Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference).**

10z	Employment Agreement between Verizon and Thomas J. Tauke (filed as Exhibit 10b to Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).**

10aa	Form of Employment Agreement between Verizon and Band 1 Senior Management Employee (filed as Exhibit 10gg to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10bb	NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608 and incorporated herein by reference).**

10bb(i) Amendment to NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10cc

U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference).

10dd

Credit Agreement, dated as of December 19, 2008, among Verizon Wireless and Verizon Wireless Capital LLC, as co-borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 99 to Form 8-K dated December 19, 2008 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13

Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2008 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2008, 2007 and 2006

		Additions		(dollars in millions)
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)(c)	Balance at End of Period
Allowance for Uncollectible
Accounts Receivable:
Year 2008	$1,025	$1,085	$705	$1,874	$941
Year 2007	1,139	1,047	834	1,995	1,025
Year 2006	1,100	1,034	1,627	2,622	1,139

Valuation Allowance for Deferred Tax Assets:
Year 2008	$2,944	$127	$404	$480	$2,995
Year 2007	2,600	71	832	559	2,944
Year 2006	815	51	2,234	500	2,600

Discontinued Businesses:
Year 2008	$224	$–	$–	$39	$185
Year 2007	237	–	–	13	224
Year 2006	248	–	–	11	237

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

(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(c)	Reductions to valuation allowances related to deferred tax assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

By:	/s/ Thomas A. Bartlett	Date: February 24, 2009
Thomas A. Bartlett Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Chairman and Chief Executive Officer	February 24, 2009

Principal Financial Officer:

/s/ Doreen A. Toben Doreen A. Toben	Executive Vice President and Chief Financial Officer	February 24, 2009

Principal Accounting Officer:

/s/ Thomas A. Bartlett Thomas A. Bartlett	Senior Vice President and Controller	February 24, 2009

Signatures – Continued

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Director	February 24, 2009

/s/ Richard L. Carrión Richard L. Carrión	Director	February 24, 2009

/s/ M. Frances Keeth M. Frances Keeth	Director	February 24, 2009

/s/ Robert W. Lane Robert W. Lane	Director	February 24, 2009

/s/ Sandra O. Moose Sandra O. Moose	Director	February 24, 2009

/s/ Joseph Neubauer Joseph Neubauer	Director	February 24, 2009

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 24, 2009

/s/ Thomas H. O’Brien Thomas H. O’Brien	Director	February 24, 2009

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director	February 24, 2009

/s/ Hugh B. Price Hugh B. Price	Director	February 24, 2009

/s/ John W. Snow John W. Snow	Director	February 24, 2009

/s/ John R. Stafford John R. Stafford	Director	February 24, 2009