Form 10-Q
period 2009-03-31
VERIZON COMMUNICATIONS INC
filed 2009-05-11
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

At March 31, 2009, 2,840,573,919 shares of the registrant’s common stock were outstanding, after deducting 127,036,200 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2009	2008

Operating Revenues	$26,591	$23,833

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,308	9,517
Selling, general and administrative expense	7,561	6,401
Depreciation and amortization expense	4,028	3,582

Total Operating Expenses	21,897	19,500

Operating Income	4,694	4,333
Equity in earnings of unconsolidated businesses	128	97
Other income and (expense), net	53	23
Interest expense	(925)	(459)

Income Before Provision For Income Taxes	3,950	3,994
Provision for income taxes	(740)	(945)

Net Income	$3,210	$3,049

Net income attributable to noncontrolling interest	$1,565	$1,407
Net income attributable to Verizon	1,645	1,642

Net Income	$3,210	$3,049

Basic Earnings Per Common Share
Net income attributable to Verizon	$.58	$.57
Weighted-average shares outstanding (in millions)	2,841	2,863

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.58	$.57
Weighted-average shares outstanding (in millions)	2,841	2,865

Dividends declared per common share	$.460	$.430

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2009	At December 31, 2008

Assets
Current assets
Cash and cash equivalents	$3,979	$9,782
Short-term investments	372	509
Accounts receivable, net of allowances of $1,005 and $941	11,989	11,703
Inventories	2,195	2,092
Prepaid expenses and other	3,343	1,989

Total current assets	21,878	26,075

Plant, property and equipment	221,500	215,605
Less accumulated depreciation	131,645	129,059

	89,855	86,546

Investments in unconsolidated businesses	3,574	3,393
Wireless licenses	70,873	61,974
Goodwill	22,531	6,035
Other intangible assets, net	7,299	5,199
Other investments	–	4,781
Other assets	10,841	8,349

Total assets	$226,851	$202,352

Liabilities and Equity
Current liabilities
Debt maturing within one year	$13,459	$4,993
Accounts payable and accrued liabilities	14,403	13,814
Other	7,207	7,099

Total current liabilities	35,069	25,906

Long-term debt	55,674	46,959
Employee benefit obligations	32,149	32,512
Deferred income taxes	16,998	11,769
Other liabilities	6,407	6,301

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares and 2,967,610,119 shares issued)	297	297
Contributed capital	40,108	40,291
Reinvested earnings	19,588	19,250
Accumulated other comprehensive loss	(13,387)	(13,372)
Common stock in treasury, at cost	(4,837)	(4,839)
Deferred compensation – employee stock ownership plans and other	82	79
Noncontrolling interest	38,703	37,199

Total equity	80,554	78,905

Total liabilities and equity	$226,851	$202,352

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2009	2008

Cash Flows from Operating Activities
Net Income	$3,210	$3,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,028	3,582
Employee retirement benefits	502	407
Deferred income taxes	604	682
Provision for uncollectible accounts	358	298
Equity in earnings of unconsolidated businesses, net of dividends received	(117)	(90)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(393)	(564)
Other, net	(1,772)	(1,974)

Net cash provided by operating activities	6,420	5,390

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,707)	(4,220)
Acquisitions of licenses, investments and businesses, net of cash acquired	(5,118)	(931)
Net change in short-term investments	80	241
Other, net	(14)	92

Net cash used in investing activities	(8,759)	(4,818)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	7,052	4,194
Repayments of long-term borrowings and capital lease obligations	(16,865)	(1,182)
Increase in short-term obligations, excluding current maturities	7,908	2,929
Dividends paid	(1,307)	(1,237)
Proceeds from sale of common stock	–	9
Purchase of common stock for treasury	–	(1,001)
Other, net	(252)	48

Net cash provided by (used in) financing activities	(3,464)	3,760

Increase (decrease) in cash and cash equivalents	(5,803)	4,332
Cash and cash equivalents, beginning of period	9,782	1,153

Cash and cash equivalents, end of period	$3,979	$5,485

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon, or the Company) Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

On January 1, 2009 we adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. As required by SFAS No. 160, we retrospectively changed the classification and presentation of noncontrolling interest in our financial statements for all prior periods, which we previously referred to as minority interest. SFAS No. 160 also resulted in a lower effective income tax rate for the Company due to the inclusion of income attributable to noncontrolling interest in income before the provision for income taxes. However, the income tax provision was not adjusted as a result of adopting SFAS No. 160.

SFAS No. 141(R), Business Combinations, (SFAS No. 141(R)), replaced SFAS No. 141, Business Combinations. Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS No. 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP 141 (R)-1), was adopted concurrently. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. FSP 141 (R)-1 amends the accounting and disclosure requirements for assets and liabilities in a business combination that arise from contingencies. Upon our adoption of SFAS No. 141(R) on January 1, 2009 we were required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of SFAS No. 141(R), changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are to be recognized as adjustments to income tax expense rather than goodwill. The adoption of SFAS No. 141(R) and FSP 141 (R)-1 did not result in a material impact on our condensed consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS No. 161), requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. We adopted SFAS No. 161 on January 1, 2009 which did not result in a material impact on our condensed consolidated financial statements (see Note 4).

FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We adopted FSP 142-3 on January 1, 2009 which did not result in a material impact on our condensed consolidated financial statements (see Notes 2 and 3).

Other Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132 (R)-1), which requires Verizon, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, nature of concentrations of risk and disclosure about fair value measurements of plan assets, similar to those required by SFAS No. 157, Fair Value Measurements (SFAS No. 157). FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effect of adopting FSP 132 (R)-1 but do not expect its adoption to have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not expect that the adoption of FSP 157-4 will have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a significant impact on our condensed consolidated financial statements.

Earnings Per Common Share

There were no dilutive stock options outstanding to purchase shares included in the computation of diluted earnings per common share for the three months ended March 31, 2009. There were 2 million weighted-average dilutive shares included in the computation of diluted earnings per common share for the three months ended March 31, 2008. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 120 million weighted-average shares and 145 million weighted-average shares for the three months ended March 31, 2009 and 2008, respectively.

2.	Acquisitions and Dispositions

Acquisition of Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement and plan of merger with Alltel Corporation (Alltel) and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5.9 billion. Verizon Wireless closed the acquisition on January 9, 2009. Alltel provides wireless voice and advanced data services to residential and business customers in 34 states.

We expect to experience substantial operational benefits from the acquisition of Alltel, including additional combined overall cost savings from reduced roaming costs by moving more traffic to our own network, reduced network-related costs from the elimination of duplicate facilities, consolidation of platforms, efficient traffic consolidation, and reduced overall expenses relating to advertising, overhead and headcount. We expect reduced combined capital expenditures as a result of greater economies of scale and the rationalization of network assets. We also anticipate that the use of the same technology platform will enable us to rapidly integrate Alltel’s operations with ours while enabling a seamless transition for customers.

The acquisition of Alltel has been accounted for as a business combination under SFAS No. 141(R). We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the fair value of noncontrolling interests, and the amount of goodwill to be recognized as of the acquisition date. As the values of certain assets, liabilities and noncontrolling interests are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired, liabilities or noncontrolling interests assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in SFAS No. 157, other than interest rate swaps (see Note 4) and long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of wireless licenses and customer relationships. The income approach indicates value for a subject asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized in combination with the income approach for certain acquired investments. Additionally, Alltel historically conducted business operations in certain markets through non-wholly owned entities (Managed Partnerships). The fair value of the noncontrolling interests in these Managed Partnerships as of the acquisition date of approximately $556 million was estimated by using a market approach. The market approach indicates value based on financial multiples available for similar entities and adjustments for the lack of control or lack of marketability that market participants would consider in determining fair value of the Managed Partnerships. The fair value of the majority of long-term debt assumed was primarily valued using quoted market prices and represents a Level 1 measurement.

The following table summarizes the consideration paid to Alltel and the preliminary allocation to the assets acquired, including cash acquired of $1.0 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Alltel’s noncontrolling partnership interests:

(dollars in millions)	As of January 9, 2009
Cash consideration:
Cash payments to Alltel’s equity holders	$5,782
Other cash payments	143

Total purchase price	$5,925

Assets acquired
Current assets	$2,778
Plant, property and equipment	3,404
Wireless licenses	8,808
Goodwill	16,573
Intangible assets subject to amortization	2,370
Other assets	2,688

Total assets acquired	36,621

Liabilities assumed
Current liabilities	1,810
Long-term debt	23,929
Deferred income taxes and other liabilities	4,800

Total liabilities assumed	30,539

Net assets acquired	6,082
Noncontrolling interest	(490)
Contributed capital	333

$5,925

Wireless licenses have an indefinite life, and accordingly, are not subject to amortization. The weighted average period prior to renewal of these licenses is approximately 5.4 years. The customer relationships included in Intangible assets subject to amortization are being amortized using an accelerated method over 8 years, and other intangibles are being amortized on a straight-line basis or an accelerated method over a period of 24 to 60 months. Goodwill of approximately $1.4 billion is expected to be deductible for tax purposes.

Alltel Divestiture Markets

As a condition of the regulatory approvals that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless. The Alltel Divestiture Markets, classified as held for sale, are included in Other assets in the above preliminary allocation and in the condensed consolidated financial statements. On May 8, 2009, Verizon Wireless signed a definitive agreement to sell to AT&T Mobility LLC for $2.35 billion in cash a portion of the Alltel Divestiture Markets representing approximately 1.5 million customers in 79 operating markets.

Pro Forma Information

The unaudited pro forma information presents the combined operating results of Verizon and Alltel, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between Verizon and Alltel; the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the elimination of merger expenses and management fees incurred by Alltel; and the adjustment of interest expense reflecting the assumption and partial redemption of Alltel’s debt and incremental borrowings incurred by Verizon Wireless to complete the acquisition of Alltel.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the merger; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of January 1, 2008, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Alltel was completed as of January 1, 2008:

Three months ended March 31,
(dollars in millions)	2008
Operating revenues	$26,010
Net income attributable to Verizon	1,649

Earnings per common share from net income attributable to Verizon:
Basic	.58
Diluted	.58

Consolidated results of operations reported for the three months ended March 31, 2009, were not significantly different than the pro forma consolidated results of operations assuming the acquisition of Alltel was completed on January 1, 2009.

Acquisition of Rural Cellular Corporation

On August 7, 2008, Verizon Wireless acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular Corporation (Rural Cellular) in a cash transaction valued at approximately $1.3 billion.

The acquisition of Rural Cellular has been accounted for as a business combination under SFAS No. 141. The following table summarizes the preliminary allocation of the acquisition cost to the assets acquired, including cash acquired of $42 million, and liabilities assumed as of the acquisition date:

(dollars in millions)	As of August 7, 2008
Assets acquired
Wireless licenses	$1,096
Goodwill	933
Intangible assets subject to amortization	198
Other assets	973

Total assets acquired	3,200

Liabilities assumed
Long-term debt	1,505
Deferred income taxes and other liabilities	384

Total liabilities assumed	1,889

Net assets acquired	$1,311

Included in Other assets were assets divested of $485 million. On December 22, 2008, we exchanged these assets and an additional cellular license with AT&T for assets having a total preliminary aggregate value of approximately $495 million.

Acquisition Related Charges

During the first quarter of 2009, we recorded pretax charges of $298 million, of which $96 million is attributable to Verizon after-tax, primarily related to the Alltel acquisition for transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition (see Note 5).

Merger Integration Costs

During the first quarter of 2009, we recorded pretax charges of $158 million, of which $50 million is attributable to Verizon after-tax, for merger integration activities related to the Alltel acquisition primarily comprised of trade name amortization, contract terminations and the decommissioning of overlapping cell sites.

During the first quarter of 2008, we recorded pretax charges of $29 million, of which $18 million is attributable to Verizon after-tax, primarily comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising associated with the MCI acquisition.

Telephone Access Lines Spin-off

On March 31, 2008, we completed the spin-off of the shares of Northern New England Spinco Inc. (Spinco) to Verizon shareowners and the merger of Spinco with FairPoint. As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. The condensed consolidated statements of income for the periods presented include the results of operations of the local exchange and related business assets in Maine, New Hampshire and Vermont through the date of completion of the spin-off.

During the three months ended March 31, 2008, we recorded pretax charges of $103 million, of which $81 million is attributable to Verizon after-tax, for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont from Verizon at the closing of the transaction, as well as for professional advisory and legal fees in connection with this transaction.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of wireless licenses are as follows:

(dollars in millions)
Balance at December 31, 2008	$61,974
Wireless licenses acquired (Note 2)	8,808
Capitalized interest on wireless licenses	184
Other, net	(93)

Balance at March 31, 2009	$70,873

Other, net primarily includes the reclassification of wireless licenses associated with the pre-merger operations of Verizon Wireless that are included in the Alltel Divestiture Markets as held for sale and included in Other assets (see Note 2). As of March 31, 2009, and December 31, 2008, $12.2 billion and $12.4 billion, respectively, of wireless licenses were under development for commercial service.

Renewals of licenses have occurred routinely and at nominal cost, which are expensed as incurred. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of SFAS No. 142. The average remaining renewal period of our wireless license portfolio was 8.5 years as of March 31, 2009.

Goodwill

Changes in the carrying amount of goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at December 31, 2008	$1,297	$4,738	$6,035
Acquisitions (Note 2)	16,573	–	16,573
Reclassifications, adjustments and other	(63)	(14)	(77)

Balance at March 31, 2009	$17,807	$4,724	$22,531

Reclassifications, adjustments and other primarily include the reclassification of goodwill associated with the pre-merger operations of Verizon Wireless that are included in the Alltel Divestiture Markets as held for sale and included in Other assets (see Note 2).

Other Intangible Assets

The following table displays the details of other intangible assets:

	At March 31, 2009			At December 31, 2008

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists (6 to 10 years)	$2,954	$549	$2,405	$1,415	$595	$820
Non-network internal-use software (2 to 7 years)	8,375	4,162	4,213	8,099	4,102	3,997
Other (1 to 25 years)	821	140	681	465	83	382

Total	$12,150	$4,851	$7,299	$9,979	$4,780	$5,199

Customer lists, Non-network software and Other at March 31, 2009, include $2,370 million related to the Alltel acquisition. Amortization expense was $475 million and $332 million for the three months ended March 31, 2009 and 2008, respectively, and is estimated to be $1,980 million for the full year 2009, $1,696 million in 2010, $1,325 million in 2011, $1,073 million in 2012 and $840 million in 2013.

During 2008, we entered into an agreement to acquire a non-exclusive license (the IP License) to a portfolio of intellectual property owned by an entity formed for the purpose of acquiring and licensing intellectual property. We paid an initial fee of $100 million for the IP License, which is included in Other intangible assets and is being amortized over the expected useful lives of the licensed intellectual property. In addition, we executed a subscription agreement (with a capital commitment of $250 million, of which approximately $202 million is remaining to be funded at March 31, 2009, as required, through 2012) to become a member in a limited liability company (the LLC) formed by the same entity for the purpose of acquiring and licensing additional intellectual property. In connection with this investment, we will receive non-exclusive license rights to certain intellectual property acquired by the LLC for an annual license fee.

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments	$124	$248	$–	$372
Investments in unconsolidated businesses	281	–	–	281
Other assets	–	1,133	–	1,133

Liabilities:
Other liabilities	–	616	–	616

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Upon closing of the Alltel acquisition (see Note 2), the $4.8 billion investment in Alltel debt, which was classified as Level 3 at December 31, 2008, became an intercompany loan and is eliminated in consolidation.

Derivative Instruments

We have entered into derivative transactions primarily to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, equity and commodity prices. We employ risk management strategies which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, equity options, interest rate and commodity swap agreements and interest rate locks. We do not hold derivatives for trading purposes.

In accordance with SFAS No. 133 and related amendments and interpretations, we measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our consolidated balance sheets. The derivative instruments discussed below are valued primarily using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified as Level 2. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheet as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $361 million and $415 million at March 31, 2009 and December 31, 2008, respectively, and are included in Other assets and Long-term debt. As of March 31, 2009, the total notional amount of these interest rate swaps was $3.0 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from a Verizon Wireless and Verizon Wireless Capital LLC debt offering from British Pounds Sterling and Euros into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. At March 31, 2009 and December 31, 2008, the fair value of the cross currency swaps, included in Other assets and Other liabilities was not significant. For the three months ended March 31, 2009, a pretax loss of $21 million on the cross currency swaps has been recognized in Other comprehensive income and $99 million was reclassified from Accumulated other comprehensive loss to Other income and (expense), net to offset the related pretax foreign currency transaction gain on the underlying debt obligation.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, Verizon Wireless acquired seven interest rate swap agreements with a notional value of $9.5 billion that pay fixed and receive variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. Until they are terminated, the swap agreements are guaranteed by Verizon Wireless. As of May 1, 2009, we settled approximately $3.1 billion notional amount of these contracts and anticipate that the remaining contracts will be settled during the first half of 2009. These swap agreements are not designated as hedging instruments and changes in the fair value of these swaps are recorded in earnings. As of March 31, 2009, these interest rate swaps were in a liability position of $565 million and are included in Other current liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2009, changes in fair value recognized in the condensed consolidated statements of income were not significant.

Prepaid Forward Contracts

During the first quarter of 2009, we entered into privately negotiated prepaid forward agreements for approximately $390 million, which are included in Other assets. As these agreements are not designated as hedges, changes in the fair value of the agreements, which were not significant during the first quarter of 2009, were included in Selling, general and administrative expense and Cost of services and sales.

5.	Debt

Verizon Wireless

On December 19, 2008, Verizon Wireless and Verizon Wireless Capital LLC, as the borrowers, entered into a $17.0 billion credit facility (Bridge Facility). On December 31, 2008, the Bridge Facility was reduced to $12.5 billion. On January 9, 2009, Verizon Wireless borrowed $12.4 billion under the Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. The Bridge Facility has a maturity date of January 8, 2010. Interest on borrowings under the Bridge Facility is calculated based on LIBOR for the applicable period, the level of borrowings on specified dates and a margin that is determined by reference to Verizon Wireless’s long-term credit rating issued by S&P. The Bridge Facility includes a requirement to maintain a certain leverage ratio. We are required to prepay indebtedness under the Bridge Facility with the net cash proceeds of specified asset sales, equity issuances and borrowings, subject to certain exceptions. At March 31, 2009, approximately $7.2 billion was outstanding and the unused commitments under the Bridge Facility were terminated. On April 8, 2009, Verizon Wireless repaid approximately $1.3 billion of the borrowings under the Bridge Facility, reducing the outstanding balance to approximately $5.9 billion.

During February 2009, Verizon Wireless and Verizon Wireless Capital LLC co-issued $4.25 billion of notes in a private placement resulting in cash proceeds of $4.2 billion, net of discounts and issuance costs. Verizon Wireless used the net proceeds from the sale of these notes to reduce the balance outstanding under its Bridge Facility described above.

In connection with the Alltel acquisition, Verizon Wireless assumed approximately $23.9 billion of debt, of which approximately $2.5 billion remained outstanding through January 28, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $0.2 billion aggregate principal amount of the remaining outstanding debt was redeemed for a loss that was not significant.

Verizon Communications

In March 2009, Verizon issued $1.8 billion of 6.35% notes due 2019 and $1.0 billion of 7.35% notes due 2039, resulting in cash proceeds of $2.7 billion, net of discounts and issuance costs, which was used to repay maturing debt, including commercial paper, and for general corporate purposes. In December 2008, the Company entered into a $0.2 billion vendor provided credit facility. In January 2009, the Company borrowed the entire $0.2 billion available under this facility. On January 15, 2009, $0.2 billion of 5.5% notes issued by the Verizon California Inc. matured and were repaid.

As of March 31, 2009, we had approximately $5.6 billion of unused bank lines of credit consisting of a three-year committed facility that were due to expire in September 2009. On April 15, 2009, we entered into a new 364-day credit facility for $5.3 billion. Commitments under the prior facility were cancelled. We have a shelf registration available for the issuance of up to $4.0 billion of additional unsecured debt or equity securities.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of March 31, 2009, $2.2 billion principal amount of these obligations remained outstanding. Verizon Communications Inc. and NYNEX Corporation are the joint and several co-obligors of the 20-Year 9.55% Debentures due 2010 previously issued by NYNEX on March 26, 1990. As of March 31, 2009, $47 million principal amount of this obligation remained outstanding. NYNEX and GTE no longer issue public debt.

Debt Covenants

As of March 31, 2009, we and our consolidated subsidiaries are in compliance with all of our debt covenants.

6.	Stock-Based Compensation

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	21,820	$35.01
Granted	6,094	31.41
Payments	(9,347)	31.64
Cancelled/Forfeited	(35)	37.21

Outstanding, March 31, 2009	18,532	35.53

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

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	33,214	$35.04
Granted	12,556	31.46
Payments	(17,138)	31.58
Cancelled/Forfeited	(129)	33.87

Outstanding, March 31, 2009	28,503	35.55

As of March 31, 2009, unrecognized compensation expense related to the unvested portion of RSUs and PSUs was approximately $570 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees and other participating affiliates of Verizon Wireless. The Wireless Plan provides rewards that are tied to the long-term performance of Verizon Wireless. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of March 31, 2009, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	28,244	$16.54
Exercised	(9,010)	15.60
Cancelled/Forfeited	(89)	18.83

Outstanding, March 31, 2009	19,145	16.98

Stock Options

The Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004; all stock options outstanding are vested and exercisable.

The following table summarizes our stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	134,767	$47.69
Exercised	–	–
Cancelled/Forfeited	(18,796)	51.84

Outstanding, March 31, 2009	115,971	47.01

The weighted-average remaining contractual term was approximately two years for stock options outstanding as of March 31, 2009. The total intrinsic value for stock options outstanding and exercised was not material as of March 31, 2009 and March 31, 2008.

7.	Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for certain of our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2009	2008	2009	2008
Service cost	$96	$96	$78	$81
Interest cost	481	491	441	429
Expected return on plan assets	(734)	(800)	(76)	(80)
Amortization of prior service cost	28	14	100	99
Actuarial loss, net	28	10	60	67

Net periodic benefit (income) cost	$(101)	$(189)	$603	$596

Employer Contributions

During the three months ended March 31, 2009, we contributed $35 million to our qualified pension trusts, $59 million to our nonqualified pension plans and $416 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2009 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed. Our estimate of the amount and timing of required qualified pension trust contributions for 2009 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

Severance Benefits

During the three months ended March 31, 2009, we paid severance benefits of $99 million. At March 31, 2009, we had a remaining severance liability of $1,025 million, which includes future contractual payments to employees separated as of March 31, 2009.

8.	Equity and Comprehensive Income

Equity

Changes in the components of equity were as follows:

			Three Months Ended March 31,
	2009			2008
(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$41,706	$37,199	$78,905	$50,581	$32,288	$82,869
Spin-off of local exchange businesses in Maine, New Hampshire and Vermont	–	–	–	49	–	49

Adjusted balance at beginning of period	41,706	37,199	78,905	50,630	32,288	82,918

Net income	1,645	1,565	3,210	1,642	1,407	3,049
Other comprehensive income	(15)	36	21	250	1	251

Comprehensive income	1,630	1,601	3,231	1,892	1,408	3,300

Contributed capital	(183)	(150)	(333)	(26)	–	(26)
Acquisition of noncontrolling interests	–	253	253	–	(4)	(4)
Dividends declared	(1,307)	–	(1,307)	(1,225)	–	(1,225)
Common stock in treasury	2	–	2	(992)	–	(992)
Distributions and other	3	(200)	(197)	1	(293)	(292)

Balance at end of period	$41,851	$38,703	$ 80,554	$50,280	$33,399	$83,679

Noncontrolling interest included in our condensed consolidated financial statements primarily include Vodafone Group Plc.’s 45% ownership interest in our Verizon Wireless joint venture.

Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

Changes in the components of Other comprehensive income were as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Net Income	$3,210	$3,049

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(158)	178
Net unrealized gain on cash flow hedges	38	1
Unrealized loss on marketable securities	(15)	(33)
Defined benefit pension and postretirement plans	120	104

Other comprehensive income (loss) attributable to Verizon	(15)	250
Other comprehensive income attributable to noncontrolling interest	36	1

Total Comprehensive Income	$3,231	$3,300

Comprehensive income attributable to noncontrolling interest	1,601	1,408
Comprehensive income attributable to Verizon	1,630	1,892

Total Comprehensive Income	$3,231	$3,300

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to the cross currency swap (see Note 4).

The components of Accumulated other comprehensive loss were as follows:

(dollars in millions)	At March 31, 2009	At December 31, 2008
Foreign currency translation adjustments	$778	$936
Net unrealized loss on cash flow hedges	(12)	(50)
Unrealized loss on marketable securities	(52)	(37)
Defined benefit pension and postretirement plans	(14,101)	(14,221)

Accumulated Other Comprehensive Loss	$(13,387)	$(13,372)

Foreign Currency Translation Adjustments

The change in foreign currency translation adjustments for the three months ended March 31, 2009 was primarily driven by appreciation in the U.S. dollar against the Euro.

Defined Benefit Pension and Postretirement Plans

The change in defined benefit pension and postretirement plans of $120 million, $96 million attributable to Verizon after-tax, for the three months ended March 31, 2009 was attributable to the change in the funded status of the plans in connection with the annual pension and postretirement valuation in accordance with SFAS No. 158, Employers Accounting for Defined Benefit Plans and Other Postretirement Benefits.

9.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision makers’ assessment of segment performance.

Beginning in 2009, we changed the manner in which the Wireline segment reports Operating revenues to align our financial presentation to the continued evolution of the wireline business. Accordingly, there are four marketing units within the Wireline segment: Mass Markets, Global Enterprise, Global Wholesale and Other. Mass Markets includes consumer and small business revenues. Global Enterprise includes all retail revenue from enterprise customers, both domestic and international. Global Wholesale includes all wholesale revenues, both domestic and international. Other primarily includes operator services, payphone services and revenues from the former MCI mass markets customer base.

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

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below also include those items of a non-recurring or non-operational nature. We exclude from segment results the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-recurring and/or non-operational nature. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

During the first three months of 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont (see Note 2). Accordingly, Wireline results from these operations have been reclassified to Corporate and Other to reflect comparable operating results.

Our segments and their principal activities consist of the following:

Segment	Description
Domestic Wireless	Domestic Wireless’s products and services include wireless voice, data services and other value-added services and equipment sales across the United States.

Wireline

Wireline’s communications services include voice, Internet access, broadband video and data, next generation Internet Protocol network services, network access, long distance and other services. We provide these services to consumers, carriers, businesses and government customers both in the United States and internationally in 150 countries.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
External Operating Revenues
Domestic Wireless
Service revenue	$13,057	$10,127
Equipment and other	2,039	1,515

Total Domestic Wireless	15,096	11,642

Wireline
Mass Markets	4,921	4,886
Global Enterprise	3,742	3,875
Global Wholesale	2,086	2,363
Other	490	596

Total Wireline	11,239	11,720

Total segments	26,335	23,362
Corporate, eliminations and other	256	471

Total consolidated – reported	$26,591	$23,833

Intersegment Revenues
Domestic Wireless	$26	$27
Wireline	328	306

Total segments	354	333
Corporate, eliminations and other	(354)	(333)

Total consolidated – reported	$–	$–

Total Operating Revenues
Domestic Wireless	$15,122	$11,669
Wireline	11,567	12,026

Total segments	26,689	23,695
Corporate, eliminations and other	(98)	138

Total consolidated – reported	$26,591	$23,833

Operating Income
Domestic Wireless	$4,271	$3,255
Wireline	691	1,040

Total segments	4,962	4,295
Reconciling items	(268)	38

Total consolidated – reported	$4,694	$4,333

(dollars in millions)	At March 31, 2009	At December 31, 2008
Assets
Domestic Wireless	$134,583	$111,979
Wireline	93,618	90,386

Total segments	228,201	202,365
Reconciling items	(1,350)	(13)

Total consolidated – reported	$226,851	$202,352

A reconciliation of the total of the reportable segments’ operating income to consolidated Income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Total segment operating income	$4,962	$4,295
Merger integration costs (see Note 2)	(158)	(29)
Acquisition related charges (see Note 2)	(88)	–
Access line spin-off related charges (see Note 2)	–	(103)
Impact of divested operations (see Note 2)	–	44
Corporate and other	(22)	126

Total consolidated operating income	4,694	4,333

Equity in earnings of unconsolidated businesses	128	97
Other income and (expense), net	53	23
Interest expense	(925)	(459)

Income Before Provision For Income Taxes	$3,950	$3,994

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2009 and 2008.

10.	Commitments and Contingencies

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

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may be made. Adjustments to the reserve may also be made based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

In connection with the execution of agreements for the sales of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as indemnity from certain financial losses.

Subsequent to the sale of Verizon Information Services Canada in 2004, we continue to provide a guarantee to publish directories, which was issued when the directory business was purchased in 2001 and had a 30-year term (before extensions). The preexisting guarantee continues, without modification, despite the subsequent sale of Verizon Information Services Canada and the spin-off of our domestic print and Internet yellow pages directories business. The possible financial impact of the guarantee, which is not expected to be adverse, cannot be reasonably estimated since a variety of the potential outcomes available under the guarantee result in costs and revenues or benefits that may offset each other. In addition, performance under the guarantee is not likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc., (Verizon, or the Company) is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides communications services, including voice, broadband data and video services, network access, nationwide long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 237,300 employees.

In the sections that follow we provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and discuss our results of operations, financial position and sources and uses of cash. In addition, we highlight key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and assessing the potential impacts of these trends on our businesses. While most key economic indicators, including gross domestic product, affect our operations to some degree, we historically have noted higher correlations to non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflationary or recessionary trends and housing starts.

Beginning in 2009, we changed the manner in which the Wireline segment reports Operating revenues to align our financial presentation to the continued evolution of the wireline business. Accordingly, there are four marketing units within the Wireline segment: Mass Markets, Global Enterprise, Global Wholesale and Other. Mass Markets includes consumer and small business revenues. Global Enterprise includes all retail revenue from enterprise customers, both domestic and international. Global Wholesale includes all wholesale revenues, both domestic and international, including switched and special access revenues, local wholesale and wholesale services from our global and IP networks. Other primarily includes operator services, payphone services and revenues from the former MCI mass markets customer base. In providing services to former MCI mass market customers we principally use other carriers’ networks.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the first quarter of 2009, we reported consolidated revenue growth of 11.6% primarily due to the acquisition of Alltel Corporation (Alltel) in January 2009 and higher revenues in growth markets partially offset by declines in Global Wholesale and Global Enterprise. We continue developing and marketing innovative product bundles to include local, long-distance, wireless and broadband services for consumer and general business retail customers. We anticipate that these efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to continue to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the U.S. We are focused on providing the highest network reliability and innovative products and services such as Mobile Broadband and our Evolution-Data Optimized (EV-DO) service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers. With our acquisition of Alltel, we became the largest wireless provider in the U.S. as measured by the total number of customers and revenues. During the first quarter of 2009,

•	Domestic Wireless total customers increased 28.8% to 86.6 million, primarily due to the acquisition of Alltel;

•	average revenue per customer per month (ARPU) from service revenues decreased by 0.3% to $50.74 due to the inclusion of customers acquired in connection with the acquisition of Alltel; and

•	total data ARPU grew by 20.8% to $14.16.

In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. During the first quarter of 2009,

•	we passed 13.2 million premises with our high-capacity fiber optics network operated under the FiOS service mark;

•	we added 252,000 net wireline broadband connections, for a total of 8,925,000 connections; and

•	we added approximately 299,000 net new FiOS TV customers, for a total of 2,217,000 FiOS TV customers.

With FiOS, we have created the opportunity to increase revenue per customer as well as improve retention and profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

We are also focused on gaining market share in the enterprise business by the deployment of strategic service offerings – including expansion of our VoIP and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio. In the first quarter of 2009, revenues from strategic services grew 7.5% compared to the similar period in 2008. Consumer ARPU increased 13.7% compared to the similar period in 2008.

Profitability Improvement – Our goal is to increase operating income and margins. During the first quarter of 2009, operating income rose 8.3% compared to the first quarter of 2008. Given the recent economic challenges in parts of our wireline business, we maintained a stable operating income margin at approximately 17.7% compared to 18.2% in the similar period in 2008. We remained sharply focused on cost controls with the objective of driving efficiencies to offset business volume declines.

In addition, to position our company for sustainable, long-term profitability, we are directing our capital spending primarily toward higher growth markets. High-speed wireless data services, fiber optics to the premises, as well as expanded services to enterprise customers, are examples of these growth markets. Capital expenditures for the first quarter of 2009 were $3,707 million or 13.9% of revenue. During the first quarter of 2008, capital expenditures were $4,220 million or 17.7% of revenue.

Due to the uncertainties surrounding the domestic and global economies, we expect to continue to manage our capital program in a disciplined manner.

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidation, call center routing improvements, the formation of a centralized shared services organization, information technology and marketing efforts, has led to changes in our cost structure as well as maintaining and improving operating income margins. Through our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation and automation improvements occur, average costs per home connected have begun to decline.

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitoring customer satisfaction in all facets of our business. We believe that we have the most loyal customer base of any wireless service provider in the U.S., as measured by customer churn.

Performance-Based Culture – We embrace a culture of accountability, based on individual and team objectives that are performance-based and tied to Verizon’s strategic imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ and shareowners’ long-term interests. We also employ a highly diverse workforce, since respect for diversity is an integral part of Verizon’s culture and a critical element of our competitive success.

We create value for our shareowners by investing the cash flows generated by our business in opportunities and transactions that support our strategic imperatives, thereby increasing customer satisfaction and usage of our products and services. In addition, we use our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Reflecting continued strong cash flows and confidence in Verizon’s business model, Verizon’s Board of Directors increased the Company’s quarterly dividend 7.0% during the third quarter of 2008. Net cash provided by operating activities for the three months ended March 31, 2009 of $6,420 million increased by $1,030 million from $5,390 million for the three months ended March 31, 2008.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items that are not included in our business segment results. We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Wireless and Wireline.

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

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision makers’ assessment of segment performance. On March 31, 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont. Wireline results have been reclassified to reflect comparable operating results for both of these changes.

Consolidated Revenues

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Domestic Wireless	$15,122	$11,669	29.6
Wireline
Mass Markets	4,924	4,892	0.7
Global Enterprise	3,743	3,876	(3.4)
Global Wholesale	2,389	2,632	(9.2)
Other	511	626	(18.4)

Total	11,567	12,026	(3.8)
Corporate, eliminations and other	(98)	138	nm

Consolidated Revenues	$26,591	$23,833	11.6

nm – Not meaningful

Consolidated revenues in the first quarter of 2009 increased $2,758 million, or 11.6% compared to the similar period in 2008 primarily due to the acquisition of Alltel and higher revenues in growth markets partially offset by declines in Global Wholesale and Global Enterprise.

Domestic Wireless’s revenues during the first quarter of 2009 increased $3,453 million, or 29.6% compared to the similar period in 2008 primarily due to the inclusion of the operating results of Alltel as well as continued growth in service, equipment and other revenues. Service revenues during the first quarter of 2009 increased $2,930 million, or 28.9% compared to the similar period in 2008. The increase in service revenue was primarily due to the inclusion of service revenue derived from the 13.2 million customers, after conforming adjustments, that we acquired in connection with the acquisition of Alltel. Service revenue also increased as a result of a 6.2 million, or 9.2% increase in customers from March 31, 2008 as well as continued growth from data services. Total data revenues in the first quarter of 2009 increased $1,313 million, or 56.2%, compared to the similar period in 2008. Total data revenues continue to increase as a result of increased messaging services and non-messaging services such as mobile broadband and email, data transport, and VZ Navigator. Equipment and other revenue in the first quarter of 2009 increased by $523 million, or 34.3%, compared to the similar period in 2008, due to the inclusion of equipment sales and handset insurance revenues from Alltel.

Wireline’s revenues during the first quarter of 2009 decreased $459 million, or 3.8%, compared to the similar period in 2008 primarily from declines in Global Wholesale revenues and, to a lesser extent Global Enterprise revenues. Global Wholesale revenues in the first quarter of 2009 decreased $243 million or 9.2%, compared to the similar period in 2008 due to decreased minutes of use (MOUs) in traditional voice products, continued rate compression in the marketplace and the negative effect of movements in foreign exchange rates versus the U.S. dollar, partially offset by an increase in special access revenues. Global Enterprise revenues decreased $133 million, or 3.4% compared to the similar period in 2008 primarily due to lower long distance and traditional circuit based data revenues, combined with the negative effects of movements in foreign exchange rates versus the U.S. dollar, offset partially by an increase in IP and security solutions revenues. Other revenue during the first quarter of 2009 decreased $115 million, or 18.4% compared to the similar period in 2008 primarily due to the discontinuation of non-strategic product lines and reduced business volumes, including former MCI mass markets customer losses. These declines were slightly offset by an increase in Mass Markets revenues during the first quarter of 2009 of $32 million, or 0.7%, compared to the similar period in 2008 due to continued growth in consumer and business FiOS services (Voice, Internet and TV), partially offset by a continued decline of local exchange revenues principally as a result of access line losses.

Consolidated Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Cost of services and sales	$10,308	$9,517	8.3
Selling, general and administrative expense	7,561	6,401	18.1
Depreciation and amortization expense	4,028	3,582	12.5

Consolidated Operating Expenses	$21,897	$19,500	12.3

Cost of Services and Sales

Consolidated cost of services and sales expense in the first quarter of 2009 increased $791 million, or 8.3% compared to the similar period in 2008, primarily due to the inclusion of the operating results of Alltel, increased costs associated with our growth businesses, as well as increased use of data services and applications and increased wireless network related costs. Also contributing to the increase were wireless equipment sales compared to the similar period in 2008, primarily due to the inclusion of equipment sales from Alltel, as well as an increase in the number and average cost of wireless devices sold.

Consolidated cost of services and sales expense for the three months ended March 31, 2009 included $61 million for merger integration costs primarily relating to the Alltel acquisition. Consolidated cost of services and sales expense for the three months ended March 31, 2008 included $16 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont, and $5 million for merger integration costs, primarily relating to the former MCI system integration activities.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the first quarter of 2009 increased $1,160 million, or 18.1%, compared to the similar period in 2008. This increase is primarily due to the inclusion of the operating results of Alltel, as well as higher sales commission expense in our indirect channel, partially offset by the impact of cost reduction initiatives.

Consolidated selling, general and administrative expense for the first quarter of 2009 included $88 million for acquisition-related charges and $52 million of merger integration costs primarily related to the acquisition of Alltel. Consolidated selling, general and administrative expense for the first quarter of 2008 included $24 million for merger integration costs, primarily relating to the former MCI system integration activities and $87 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2009 increased $446 million, or 12.5%, compared to the similar period in 2008. This increase was mainly driven by the acquisition of Alltel’s depreciable property and equipment and finite-lived intangible assets, as well as growth in depreciable assets and non-network software through the first quarter of 2009.

Amortization expense in the first quarter of 2009 included $45 million of merger integration costs related to the Alltel acquisition.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Vodafone Omnitel	$142	$115	23.5
Other	(14)	(18)	(22.2)

Total	$128	$97	32.0

Equity in earnings of unconsolidated businesses during the first quarter of 2009 increased $31 million compared to the similar period in 2008, primarily driven by higher earnings at Vodafone Omnitel N.V. (Vodafone Omnitel).

Other Income and (Expense), Net

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Interest income	$23	$55	(58.2)
Foreign exchange gains (losses), net	29	(38)	nm
Other, net	1	6	(83.3)

Total	$53	$23	nm

nm – Not meaningful

Other income and (expense), net in the first quarter of 2009 increased $30 million compared to the similar period in 2008 primarily due to higher foreign exchange gains at our international Wireline operations that were partially offset by lower interest income due to a lower balance in Short-term investments.

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Total interest costs on debt balances	$1,160	$544	nm
Less capitalized interest costs	235	85	nm

Interest expense	$925	$459	nm

Weighted-average debt outstanding	$63,917	$33,217
Effective interest rate	7.26%	6.55%

nm – Not meaningful

Total interest costs on debt balances in the first quarter of 2009 increased $616 million compared to the similar period in 2008 primarily due to an increase in the weighted-average debt level and higher interest rates. Capitalized interest costs during the first quarter of 2009 include approximately $184 million related to the development of wireless licenses acquired in the 700 MHz auction. The increase in weighted-average debt outstanding compared to the similar period in 2008 was primarily driven by borrowings to finance the acquisition of Alltel and the licenses acquired in the 700 MHz auction.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Provision for income taxes	$740	$945	(21.7)
Effective income tax rate	18.7%	23.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, resulted in a lower effective income tax rate for the Company due to the inclusion of income attributable to noncontrolling interest in income before the provision for income taxes.

The effective income tax rate for the three months ended March 31, 2009 compared to similar period in 2008 decreased primarily due to higher earnings attributable to the noncontrolling interest, greater benefits from restructuring of non-US operations and lower state income taxes.

Unrecognized Tax Benefits

The unrecognized tax benefits pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $2,584 million and $2,622 million at March 31, 2009 and December 31, 2008, respectively. Interest and penalties related to unrecognized tax benefits were $484 million (after-tax) and $538 million (after-tax), at March 31, 2009 and December 31, 2008, respectively. The decrease in unrecognized tax benefits and the related interest and penalties was due to the resolution of issues under income tax examinations, partially offset by the increase from the acquisition of Alltel. The decrease in unrecognized tax benefits was primarily offset by an increase to deferred income taxes. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on numerous open tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Net income attributable to noncontrolling interest	$1,565	$1,407	11.2

The increase in net income attributable to noncontrolling interest in the first quarter of 2009 compared to the similar period in 2008 was the result of higher earnings at Domestic Wireless, which has a 45% noncontrolling interest attributable to Vodafone Group Plc.

Segment Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income.

Domestic Wireless

Our Domestic Wireless segment, which includes the operations of Alltel, provides wireless voice and data services, other value-added services and equipment sales across the United States. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless.

Operating Revenue and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Service revenue	$13,075	$10,145	28.9
Equipment and other	2,047	1,524	34.3

Total Domestic Wireless Operating Revenue	$15,122	$11,669	29.6

Total customers (’000)	86,552	67,178	28.8
Retail customers (’000)	84,095	65,186	29.0

Total customer net adds in period (’000)	14,496	1,471	nm
Retail customer net adds in period (’000)	14,074	1,451	nm

Total churn rate	1.47%	1.19%
Retail postpaid churn rate	1.14%	0.93%

nm – Not meaningful

Domestic Wireless’s total operating revenue in the first quarter of 2009 increased by $3,453 million, or 29.6%, compared to the similar period in 2008, primarily due to the inclusion of the operating results of Alltel as well as overall growth in our service revenues.

Service revenue increased by $2,930 million, or 28.9%, during the first quarter of 2009, compared to the similar period in 2008. The increase in service revenue was primarily due to the inclusion of service revenue as a result of the 13.2 million net new customers, after conforming adjustments, that we acquired in connection with the acquisition of Alltel. Service revenue also increased as a result of a 6.2 million, or 9.2%, increase in customers from sources other than the acquisition of Alltel since March 31, 2008 as well as continued growth from data services.

Excluding the customers acquired in connection with the acquisition of Alltel, Domestic Wireless added 1.3 million net retail customers, during the first quarter of 2009, compared to approximately 1.5 million during the similar period in 2008. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services. The decline in net retail customer additions was due to an increase in our average monthly customer churn (churn), the rate at which customers disconnect service. The increases in our total and retail postpaid churn rates were primarily as a result of increased disconnections by business customers for Mobile Broadband service and secondary lines, which we believe is attributable to current economic conditions. We continue to believe that we have the most loyal customer base of any wireless provider in the United States, as measured by customer churn.

Total data revenue in the first quarter of 2009 was $3,649 million and accounted for 27.9% of service revenue, compared to $2,336 million and 23.0%, respectively, in the similar period in 2008. Total data revenue continues to increase as a result of increased use of messaging services and non-messaging services, such as Mobile Broadband and e-mail, data transport, and VZ Navigator. We expect that data revenues will continue to increase, directly as a result of recent strong sales of PDA and smartphone devices, continued introductions of new data-capable devices and upselling of data services to Alltel customers.

Total data ARPU increased by 20.8% to $14.16 in the first quarter of 2009, compared to $11.72 in the similar period in 2008, as a result of the aforementioned increased usage of our data services. Service ARPU decreased by 0.3% to $50.74 in the first quarter of 2009 compared to $50.91 in the similar period in 2008. Retail service ARPU decreased by 0.8% to $50.97 in the first quarter of 2009 compared to $51.40 in the similar period in 2008. The decline in service and retail service ARPU was due to the inclusion of customers acquired in connection with the acquisition of Alltel, as well as continued reductions in average voice revenue per customer.

Equipment and other revenue in the first quarter of 2009 increased by $523 million, or 34.3%, compared to the similar period in 2008 primarily due to the inclusion of equipment sales and handset insurance revenues from Alltel. Excluding the results of Alltel, equipment and other revenue increased slightly as a result of an increase in cost recovery surcharges, partially offset by a decrease in equipment revenue. The number of equipment units sold increased over the similar period in 2008 but was offset by a decrease in the average revenue per unit, driven in part by recent promotions.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Cost of services and sales	$4,660	$3,585	30.0
Selling, general and administrative expense	4,442	3,529	25.9
Depreciation and amortization expense	1,749	1,300	34.5

Total Operating Expenses	$10,851	$8,414	29.0

Cost of Services and Sales

Cost of services and sales includes costs to operate the wireless network as well as the cost of roaming and long distance, the cost of data services and applications and the cost of equipment sales. Cost of services and sales in the first quarter of 2009 increased by $1,075 million, or 30.0%, compared to the similar period in 2008. The increase in cost of services was primarily due to the inclusion of the operating results of Alltel, as well as increased use of data services and applications, such as messaging, e-mail, and VZ Navigator; and increased wireless network costs from increased network usage and network-related leases. Cost of equipment sales increased by 27.1% in the first quarter of 2009 compared to the similar period in 2008, primarily due to the inclusion of equipment sales from Alltel, as well as both an increase in the number of equipment units sold over the similar period in 2008 and an increase in the average cost per unit, as a result of increased sales of data devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 2009 increased by $913 million, or 25.9%, compared to the similar period in 2008. This increase was primarily due to the inclusion of the operating results of Alltel, as well as an increase in sales commission expense in our indirect channel, primarily from increased equipment upgrades and gross customer additions as well as an increase in the indirect commission rates.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2009 increased by $449 million, or 34.5%, compared to the similar period in 2008. This increase was primarily driven by the acquisition of Alltel’s depreciable property and equipment and finite-lived intangible assets, including its customer lists and trade name, as well as growth in depreciable assets through the first quarter of 2009.

Operating Income

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Operating Income	$4,271	$3,255	31.2

Operating income in the first quarter of 2009 increased by $1,016 million, or 31.2%, compared to the similar period in 2008, primarily as a result of the acquisition of Alltel and the impact of operating revenue and operating expenses described above. Non-recurring items not included in Domestic Wireless’s operating income totaled $246 million in the first quarter of 2009, which included acquisition charges and merger integration costs related to the Alltel acquisition.

Wireline

The Wireline segment provides customers with communication services, including voice, broadband video and data, network access, long distance, and other services to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

The results of operations presented below exclude the local exchange and related businesses in Maine, New Hampshire and Vermont that were spun-off on March 31, 2008.

Operating Revenues

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Mass Markets	$4,924	$4,892	0.7
Global Enterprise	3,743	3,876	(3.4)
Global Wholesale	2,389	2,632	(9.2)
Other	511	626	(18.4)

Total Wireline Operating Revenues	$11,567	$12,026	(3.8)

Switched access lines in service (‘000)	35,197	39,004	(9.8)

Broadband connections (‘000)	8,925	8,276	7.8
FiOS Internet subscribers (‘000)	2,779	1,787	55.5
FiOS TV subscribers (‘000)	2,217	1,206	83.8

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance, broadband services for residential and small business accounts and TV services. Long distance also includes regional toll services. Broadband services include high speed Internet and FiOS Internet.

Mass Markets revenue during the first quarter of 2009 increased $32 million, or 0.7%, compared to the similar period in 2008. The increase was primarily driven by expansion of consumer and business FiOS services (Voice, Internet and TV), which are typically sold in bundles, partially offset by the continued decline of local exchange revenues principally as a result of switched access line losses. As we continue to increase the number of premises eligible to order FiOS services and increase penetration rates within our FiOS service areas, we have continued to increase our customer base. And our bundled pricing strategy allows us to provide competitive offerings to our customers and potential customers. Consequently, we added 252,000 net new broadband connections, including 298,000 net new FiOS Internet connections in the first quarter of 2009. In addition, we added 299,000 net new FiOS TV customers in the first quarter of 2009. As of March 31, 2009, we achieved penetration rates of 26.8% and 22.9% for FiOS Internet and FiOS TV, respectively. Partially offsetting the increase were lower local exchange revenues due to a decline in switched access lines primarily as a result of competition and technology substitution. Residential retail customers substituted traditional landline services for wireless, VoIP, broadband and cable services. At the same time, small business retail customers declined, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to traditional voice and data services, Global Enterprise offers managed and advanced products and solutions through our strategic services. This encompasses our focus areas of growth, including IP services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as Private IP, Private Line, Frame Relay and ATM services, both domestically and internationally. In addition, Global Enterprise offers professional services in more than 30 countries around the world, supporting a range of solutions including network service, managing a move to IP-based unified communications and providing application performance support.

Global Enterprise revenues during the first quarter of 2009 decreased $133 million, or 3.4% compared to the similar period in 2008. The revenue decline was due to lower long distance and traditional circuit based data revenues, combined with the negative effect of movements in foreign exchange rates versus the U.S. dollar. The decline in long distance revenue is driven by a 5% decline in MOUs compared to the similar period last year, as well as continuing competitive rate pressures. Traditional circuit based services such as frame relay, private line and asynchronous transfer mode declined compared to the similar period last year as our customer base migrated to next generation IP services. Partially offsetting these declines was an increase in IP and security solutions revenues. Global Enterprise services many customer accounts that are moving from core data products to more robust IP products. As a result of customers moving to these IP products and services, strategic services continues to be Global Enterprise’s fastest growing offerings, accounting for the majority of the 7.5% increase in total strategic services revenue compared to the similar period in 2008.

Global Wholesale

Global Wholesale revenues are primarily earned from long distance and other carriers who use our facilities to provide services to their customers. Switched access revenues are generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the United States, as well as internationally destined traffic that originates in the U.S. Special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers. A portion of Global Wholesale revenues are generated by a few large telecommunication companies, many of whom compete directly with us.

Global Wholesale revenues during the first quarter of 2009 decreased $243 million, or 9.2%, compared to the similar period in 2008, primarily due to decreased MOUs, in traditional voice products, continued rate compression due to competition in the marketplace and the negative effect of movements in foreign exchange rates versus the U.S. dollar, partially offset by an increase in special access revenues.

Switched access and interexchange wholesale MOUs declined 8.7% primarily as a result of access line losses and wireless substitution due in part to global economic conditions. Wholesale lines decreased 18.5% due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Changes in foreign exchange rates resulted in a revenue decline of approximately 1.5% in the first quarter of 2009, compared to the similar period of 2008. However, special access revenue growth reflects continuing demand for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services (including deaf relay services), pay phone, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid cards. Revenues from other services during the first quarter of 2009 decreased by $115 million, or 18.4%, compared to the similar period in 2008 mainly due to the discontinuation of non-strategic product lines and reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Cost of services and sales	$5,895	$6,081	(3.1)
Selling, general and administrative expense	2,766	2,696	2.6
Depreciation and amortization expense	2,215	2,209	0.3

Total Operating Expenses	$10,876	$10,986	(1.0)

Cost of Services and Sales

Cost of services and sales expense during the first quarter of 2009 decreased $186 million, or 3.1%, compared to the similar period in 2008. This decrease was primarily due to lower long distance MOUs, favorable foreign exchange movements and reduced repair and maintenance expenses as a result of lower headcount and productivity improvements. Partially offsetting the decrease were higher costs, such as programming costs, associated with our larger customer base at our growth businesses, including FiOS TV and FiOS Internet.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 2009 increased $70 million, or 2.6%, compared to the similar period in 2008 primarily due to higher information systems related costs. Partially offsetting the increase were declines in compensation expense and cost reduction initiatives as a result of lower headcount as well as favorable foreign exchange movements.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2009 increased $6 million, or 0.3%, as compared to the similar period in 2008. The increase was driven by growth in depreciable telephone plant from capital spending, offset by lower rates of depreciation.

Operating Income

	Three Months Ended March 31,
(dollars in millions)	2009	2008	% Change
Operating Income	$691	$1,040	(33.6)

Segment operating income in the first quarter of 2009 decreased $349 million, or 33.6%, compared to the similar period in 2008 due to the impact of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items related to our Wireline segment but not included in the Wireline’s segment operating results totaled $132 million for the three months ended March 31, 2008 primarily for merger integration costs associated with the MCI acquisition and the costs incurred in connection with the spin-off related to network, non-network software and other activities.

Other Items

Acquisition Related Charges

During the first quarter of 2009, we recorded pretax charges of $298 million, of which $96 million is attributable to Verizon after-tax ($.03 per diluted share), primarily related to the Alltel acquisition for transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

Merger Integration Costs

During the first quarter of 2009, we recorded pretax charges of $158 million, of which $50 million is attributable to Verizon after-tax ($.02 per diluted share), for merger integration activities related to the Alltel acquisition primarily comprised of trade name amortization, contract terminations and the decommissioning of overlapping cell sites.

During the first quarter of 2008 we recorded pretax charges of $29 million, of which $18 million is attributable to Verizon after-tax ($.01 per diluted share), primarily comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising associated with the MCI acquisition.

Telephone Access Lines Spin-off

During the first quarter of 2008, we recorded pretax charges of $103 million, of which $81 million is attributable to Verizon after-tax ($.03 per diluted share), for costs incurred related to network, non-network software and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the closing of the transaction, as well as professional advisory and legal fees in connection with this transaction.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2009	2008	Change
Cash Flows Provided By (Used In)
Operating Activities:	$6,420	$5,390	$1,030
Investing Activities:	(8,759)	(4,818)	(3,941)
Financing Activities:	(3,464)	3,760	(7,224)

Increase (Decrease) In Cash and Cash Equivalents	$(5,803)	$4,332	$(10,135)

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends, repurchase Verizon common stock and invest in new businesses. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

We manage our capital structure to balance our cost of capital and the need for financial flexibility. The mix of debt and equity is intended to allow us to maintain ratings in the “A” category from the primary rating agencies. Although conditions in the credit markets through March 31, 2009 did not have a significant impact on our ability to obtain financing, such conditions, along with our need to finance acquisitions and our purchase of licenses acquired in the 700 MHz auction, resulted in higher fixed interest rates on borrowings than those we have paid in recent years.

Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of up to $4 billion of additional unsecured debt or equity securities. We also issue short-term debt through an active commercial paper program and have a $5.3 billion credit facility to support such commercial paper issuances. Over the previous twelve months we have raised capital from a variety of public and private sources in both domestic and international markets to fund the acquisition of Alltel, refinance Alltel debt, acquire wireless spectrum licenses by Verizon Wireless, and repay maturing debt, including commercial paper.

During February 2009, Cellco Partnership doing business as Verizon Wireless issued $4.25 billion of notes to reduce the balance outstanding under the credit facility that was entered into and utilized to complete the acquisition of Alltel and during March 2009, we issued $2.75 billion of notes to repay maturing debt, including commercial paper, and for general corporate purposes.

We believe that based on current market conditions, we will continue to have the necessary access to capital markets.

The recent disruption in the global financial markets has affected some of the financial institutions with which we do business. A continued sustained decline in the stability of financial institutions could affect our access to financing. In addition, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance our existing indebtedness.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the first quarter of 2009 increased $1.0 billion, compared to the similar period in 2008, primarily driven by higher earnings, in part due to the acquisition of Alltel.

In April 2009, Verizon received net distributions from Vodafone Omnitel of approximately $0.4 billion.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. Including capitalized software, we invested $1.6 billion in Domestic Wireless during the first quarter of 2009, compared to $1.7 billion in the similar period of 2008. In the first quarter of 2009, we invested $2.0 billion in Wireline, compared with $2.4 billion in the similar period of 2008. On January 9, 2009, Verizon Wireless paid approximately $5.9 billion for the equity of Alltel which was partially offset by $1.0 billion of cash acquired at closing.

On March 20, 2008, the Federal Communications Commission (FCC) announced that Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHZ licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. Verizon Wireless paid the FCC a $0.9 billion deposit in January 2008 and the remaining balance in April 2008.

Cash Flows Used In Financing Activities

During the first quarter of 2009, net cash used in financing activities was $3.5 billion, compared with the net cash provided by financing activities of $3.8 billion in the similar period in 2008. Net proceeds from borrowings during the first quarter of 2009 were approximately $15.0 billion. Cash flows used in financing activities primarily included net debt repayments of $16.9 billion and dividend payments of $1.3 billion.

Our total debt increased by $17.2 billion during the first quarter of 2009. Domestic Wireless issued $4.3 billion of fixed rate debt with varying maturities and utilized a credit facility to complete the acquisition of Alltel as described below. The increase in debt at March 31, 2009 also reflects approximately $2.3 billion of assumed Alltel debt that is still owed to third parties. Verizon Communications issued $2.8 billion of fixed rate debt with varying maturities. In addition, commercial paper outstanding increased $0.9 billion.

Verizon Wireless

On December 19, 2008, Verizon Wireless and Verizon Wireless Capital LLC as the borrowers, entered into a $17.0 billion credit facility (Bridge Facility). On December 31, 2008, the Bridge Facility was reduced to $12.5 billion. On January 9, 2009, Verizon Wireless borrowed $12.4 billion under the Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. The Bridge Facility has a maturity date of January 8, 2010. Interest on borrowings under the Bridge Facility is calculated based on London Interbank Offered Rate (LIBOR) for the applicable period, the level of borrowings on specified dates and a margin that is determined by reference to Verizon Wireless’s long-term credit rating issued by S&P. The Bridge Facility includes a requirement to maintain a leverage ratio. We are required to prepay indebtedness under the Bridge Facility with the net cash proceeds of specified asset sales, equity issuances and borrowings, subject to certain exceptions. At March 31, 2009 approximately $7.2 billion was outstanding and the unused commitments under the Bridge Facility were terminated.

On April 8, 2009, Verizon Wireless repaid approximately $1.3 billion of the borrowings under the Bridge Facility, reducing the outstanding balance to approximately $5.9 billion. We expect to refinance or repay the remaining borrowings under the Bridge Facility within the next 9 months by utilizing a combination of internally generated free cash flows, net cash proceeds from the required disposition of assets in connection with the Alltel acquisition and new borrowings.

In connection with the Alltel acquisition, Verizon Wireless assumed approximately $23.9 billion of debt, of which approximately $2.5 billion remained outstanding through January 28, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $0.2 billion aggregate principal amount of the remaining outstanding debt was redeemed for a loss that was not significant.

In February 2009, Verizon Wireless and Verizon Wireless Capital LLC co-issued $4.3 billion aggregate principal amount of three and five year fixed rate notes in a private placement resulting in cash proceeds of $4.2 billion, net of discounts and issuance costs. Verizon Wireless used the net proceeds from the sale of these notes to repay a portion of the borrowings outstanding under the Bridge Facility described above.

Other, net financing activities in the first quarter of 2009 primarily included approximately $0.2 billion related to the buyout of wireless partnerships in which our ownership interests increased as a result of the acquisition of Alltel.

Verizon Communications

In March 2009, Verizon issued $1.8 billion of 6.35% notes due 2019 and $1.0 billion of 7.35% notes due 2039, resulting in cash proceeds of $2.7 billion, net of discounts and issuance costs, which was used to reduce our commercial paper borrowings, repay maturing debt and for general corporate purposes. In December 2008, the Company entered into a $0.2 billion vendor provided credit facility. In January 2009, the Company borrowed the entire $0.2 billion available under this facility. On January 15, 2009, $0.2 billion of 5.5% notes issued by the Verizon California Inc. matured and were repaid.

As of March 31, 2009, we had a $6 billion, 3-year credit facility with a syndicate of lenders that was scheduled to mature in September 2009. On that date, the unused borrowing capacity under the facility was approximately $5.6 billion. On April 15, 2009, we terminated all commitments under the 3-year credit facility and entered into a new $5.3 billion, 364-day credit facility with a group of major financial institutions.

On its effective date, approximately $0.2 billion of stand-by letters of credit were issued under the new credit facility. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The credit facility contains provisions that permit us to convert any borrowings that are outstanding at maturity to a term loan with a maturity date of one year from the original maturity date of the credit facility. We intend to use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

We have a shelf registration available for the issuance of up to $4.0 billion of additional unsecured debt or equity securities.

Our ratio of debt to debt combined with Verizon’s equity was 62.3% at March 31, 2009 compared to 55.5% at December 31, 2008.

Credit Ratings

There were no changes to the credit ratings of Verizon Communications and/or Cellco Partnership (d/b/a Verizon Wireless) from those discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows Provided by Financing Activities” in our Annual Report on the Form 10-K for the year ended December 31, 2008. While we do not anticipate a ratings downgrade, the three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Verizon Communications and/or Cellco Partnership in the future including sustained leverage levels at Verizon Communications and/or Cellco Partnership resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; (ii) failure to achieve significant synergies in the Alltel integration; (iii) accelerated wireline losses; or (iv) a material acquisition or sale of operations that causes a material deterioration in its credit metrics. A ratings downgrade would increase the cost of refinancing existing debt and might constrain Verizon Communications’ access to certain short-term debt markets.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, to pay taxes, to maintain insurance with responsible and reputable insurance companies, to preserve our corporate existence, to keep appropriate books and records of financial transactions, to maintain our properties, to provide financial and other reports to our lenders, to limit pledging of assets and other similar covenants.

In addition, Cellco Partnership is required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the related credit agreements, not in excess of 3.25 to 1.0 times for such period. At March 31, 2009, the leverage ratio was 1.7 to 1.0.

As of March 31, 2009, we and our consolidated subsidiaries were in compliance with all of our debt covenants.

Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2009 totaled $4.0 billion, a $5.8 billion decrease compared to Cash and cash equivalents at December 31, 2008, primarily to complete the acquisition of Alltel, net of cash acquired.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies using a variety of derivatives, including interest rate swap agreements and foreign currency forwards and swaps. We do not hold derivatives for trading purposes.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2009, our primary translation exposure was to the British Pound Sterling, the Euro and the Canadian and Australian Dollars.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2009, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on our existing long-term debt obligations, with the exception of the $4.44 billion three-year term loan, are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on LIBOR. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheet as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $361 million and $415 million at March 31, 2009 and December 31, 2008, respectively, and are included in Other assets and Long-term debt. As of March 31, 2009, the total notional amount of these interest rate swaps was $3.0 billion.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, Verizon Wireless acquired seven interest rate swap agreements with a notional value of $9.5 billion that pay fixed and receive variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. Until they are terminated, the swap agreements are guaranteed by Verizon Wireless. As of May 1, 2009, we settled approximately $3.1 billion notional amount of these contracts and anticipate that the remaining contracts will be settled during the first half of 2009. These swap agreements are not designated as hedging instruments and changes in the fair value of these swaps are recorded in earnings. As of March 31, 2009, these interest rate swaps were in a liability position of $565 million and are included in Other current liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2009, changes in the fair value of these swaps recognized in the condensed consolidated statements of income were not significant.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from a Verizon Wireless and Verizon Wireless Capital LLC debt offering from British Pound Sterling and Euros into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. At March 31, 2009 and December 31, 2008, the fair value of the cross currency swaps, included in Other assets and Other liabilities was not significant. For the three months ended March 31, 2009, a pretax loss of $21 million on the cross currency swaps has been recognized in Other comprehensive income and $99 million was reclassified from Accumulated other comprehensive loss to Other income and (expense), net to offset the related pretax foreign currency transaction gain on the underlying debt obligation.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into privately negotiated prepaid forward agreements for approximately $390 million, which are included in Other assets. As these agreements are not designated as hedges, changes in the fair value of the agreements, which were not significant during the first quarter of 2009, were included in Selling, general and administrative expense and Cost of services and sales.

Other Factors That May Affect Future Results

Recent Developments

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement and plan of merger with Alltel and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire 100% of the equity of Alltel in an all-cash merger. After satisfying all closing conditions, including receiving the required regulatory approvals, Verizon Wireless closed the acquisition on January 9, 2009, and paid approximately $5.9 billion for the equity of Alltel. At closing, the Alltel debt associated with the transaction, net of cash acquired, was approximately $22.9 billion. Alltel provides wireless voice and advanced data services to residential and business customers in 34 states.

As a condition of the regulatory approvals that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless. On May 8, 2009, Verizon Wireless signed a definitive agreement to sell to AT&T Mobility LLC for $2.35 billion in cash a portion of the Alltel Divestiture Markets representing approximately 1.5 million customers in 79 operating markets.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may be made. Adjustments to the reserve may also be made based upon actual conditions discovered during the remediation at any of the sites requiring remediation.

Other Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132 (R)-1), which requires Verizon, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, nature of concentrations of risk and disclosure about fair value measurements of plan assets, similar to those required by SFAS No. 157, Fair Value Measurements (SFAS No. 157). FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effect of adopting FSP 132 (R)-1 but do not expect its adoption to have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP 157-4 will have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a significant impact on our condensed consolidated financial statements.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2008, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2009.

We completed the acquisition of Alltel Corporation on January 9, 2009, at which time Alltel became a subsidiary of Verizon. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through March 31, 2009, and believe that the internal controls and procedures of Alltel have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former Alltel into our internal control over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former Alltel. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information related to our risk factors is disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of Verizon’s common stock during the first quarter of 2009 by Verizon or any “affiliated purchaser” of Verizon, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	–	$–	–	74,015,938
February	2,397,398	28.09	2,397,398	71,618,540
March	11,602,602	27.57	11,602,602	60,015,938

	14,000,000		14,000,000	60,015,938

During the first quarter of 2009, all repurchases were pursuant to privately negotiated agreements. On February 7, 2008, the Board approved a share buyback program which authorized the repurchase of up to 100 million common shares terminating no later than the close of business on February 28, 2011. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. This share buyback program replaced a share buyback program which was previously approved by the Board on March 1, 2007. The Board also authorized Verizon to enter into Rule 10b5-1 plans from time to time to facilitate the repurchase of its shares. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

Item 5. Other Information

At the annual meeting of shareholders held on May 7, 2009, the shareholders of Verizon approved the amended and restated Verizon Communications Inc. Long-Term Incentive Plan (the “2009 LTIP”) and the amended and restated Verizon Communications Inc. Short-Term Incentive Plan (the “2009 STIP”).

The 2009 LTIP provides the framework for all of the Company’s long-term incentive awards. The 2009 LTIP will be administered by the Human Resources Committee of Verizon’s Board of Directors (the “Committee”). It provides the Company with the authority to grant various types of awards including performance shares, performance share units, restricted stock, restricted stock units, stock options, stock appreciation rights and other awards. The maximum number of shares of Verizon’s common stock that will be issuable under the 2009 LTIP is 115,000,000. The 2009 LTIP also authorizes the Committee to establish performance goals, based on goals approved by the shareholders, in connection with the grant of awards, and to determine if such awards satisfy the conditions under Section 162(m) of the Internal Revenue Code. The 2009 LTIP has a term of ten years. No awards have been made under the 2009 LTIP.

The 2009 STIP facilitates the Company’s ability to achieve its short-term financial and operating goals by offering key employees at the senior management level performance-based annual incentive opportunities. The 2009 STIP will be administered by the Committee. Under the 2009 STIP, no awards will be paid for any plan year in which Verizon’s return on equity attributable to Verizon is 8% or less. In addition to the return on equity requirement, awards may be made based on achievement of key performance measures at the corporate, business unit and/or individual levels. All awards under the 2009 STIP are intended to qualify for the performance-based exception under Section 162(m) of the Internal Revenue Code. The 2009 STIP has a term of ten years. No awards have been made under the 2009 STIP.

The descriptions above are qualified in their entirety by reference to the complete text of the 2009 LTIP and 2009 STIP, which are filed herewith as Exhibits 10d and 10e, respectively, and are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number

10a	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2009-11 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2009-11 Award Cycle.

10c	Form of Addendum to Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement.

10d	Verizon Communications Inc. Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).

10e	Verizon Communications Inc. Short-Term Incentive Plan, as Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 11, 2009	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2009.

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2009-11 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2009-11 Award Cycle.

10c	Form of Addendum to Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.