Form 10-Q
period 2009-06-30
VERIZON COMMUNICATIONS INC
filed 2009-07-30
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

At June 30, 2009, 2,840,613,457 shares of the registrant’s common stock were outstanding, after deducting 126,996,662 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2009	2008	2009	2008

Operating Revenues	$26,861	$24,124	$53,452	$47,957

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,481	9,466	20,789	18,983
Selling, general and administrative expense	7,871	6,528	15,432	12,929
Depreciation and amortization expense	4,091	3,584	8,119	7,166

Total Operating Expenses	22,443	19,578	44,340	39,078

Operating Income	4,418	4,546	9,112	8,879
Equity in earnings of unconsolidated businesses	128	150	256	247
Other income and (expense), net	11	92	64	115
Interest expense	(787)	(403)	(1,712)	(862)

Income Before Provision For Income Taxes	3,770	4,385	7,720	8,379
Provision for income taxes	(610)	(981)	(1,350)	(1,926)

Net Income	$3,160	$3,404	$6,370	$6,453

Net income attributable to noncontrolling interest	$1,677	$1,522	$3,242	$2,929
Net income attributable to Verizon	1,483	1,882	3,128	3,524

Net Income	$3,160	$3,404	$6,370	$6,453

Basic Earnings Per Common Share
Net income attributable to Verizon	$.52	$.66	$1.10	$1.23
Weighted-average shares outstanding (in millions)	2,841	2,850	2,841	2,856

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.52	$.66	$1.10	$1.23
Weighted-average shares outstanding (in millions)	2,841	2,851	2,841	2,858

Dividends declared per common share	$.46	$.43	$.92	$.86

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2009	At December 31, 2008

Assets
Current assets
Cash and cash equivalents	$820	$9,782
Short-term investments	360	509
Accounts receivable, net of allowances of $994 and $941	12,170	11,703
Inventories	2,775	2,092
Prepaid expenses and other	5,339	1,989

Total current assets	21,464	26,075

Plant, property and equipment	224,150	215,605
Less accumulated depreciation	133,848	129,059

	90,302	86,546

Investments in unconsolidated businesses	3,513	3,393
Wireless licenses	71,708	61,974
Goodwill	22,189	6,035
Other intangible assets, net	7,232	5,199
Other investments	–	4,781
Other assets	8,591	8,349

Total assets	$224,999	$202,352

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,440	$4,993
Accounts payable and accrued liabilities	14,685	13,814
Other	6,243	7,099

Total current liabilities	26,368	25,906

Long-term debt	59,469	46,959
Employee benefit obligations	32,162	32,512
Deferred income taxes	17,737	11,769
Other liabilities	6,442	6,301

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares and 2,967,610,119 shares issued)	297	297
Contributed capital	40,102	40,291
Reinvested earnings	19,765	19,250
Accumulated other comprehensive loss	(12,742)	(13,372)
Common stock in treasury, at cost	(4,836)	(4,839)
Deferred compensation – employee stock ownership plans and other	86	79
Noncontrolling interest	40,149	37,199

Total equity	82,821	78,905

Total liabilities and equity	$224,999	$202,352

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2009	2008

Cash Flows from Operating Activities
Net Income	$6,370	$6,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,119	7,166
Employee retirement benefits	1,420	808
Deferred income taxes	1,296	1,774
Provision for uncollectible accounts	643	494
Equity in earnings of unconsolidated businesses, net of dividends received	173	507
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,070)	(2,309)
Other, net	(1,814)	(2,258)

Net cash provided by operating activities	14,137	12,635

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,094)	(8,397)
Acquisitions of licenses, investments and businesses, net of cash acquired	(5,367)	(14,493)
Net change in short-term investments	119	736
Other, net	64	(114)

Net cash used in investing activities	(13,278)	(22,268)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	12,040	8,144
Repayments of long-term borrowings and capital lease obligations	(18,173)	(1,849)
Increase (decrease) in short-term obligations, excluding current maturities	(103)	6,929
Dividends paid	(2,614)	(2,464)
Proceeds from sale of common stock	–	15
Purchase of common stock for treasury	–	(1,117)
Other, net	(971)	(596)

Net cash provided by (used in) financing activities	(9,821)	9,062

Decrease in cash and cash equivalents	(8,962)	(571)
Cash and cash equivalents, beginning of period	9,782	1,153

Cash and cash equivalents, end of period	$820	$582

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon, or the Company) Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. We have evaluated subsequent events through July 30, 2009, the date these condensed consolidated financial statements were filed with the SEC. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. As required by this pronouncement, we retrospectively changed the classification and presentation of noncontrolling interest in our financial statements for all prior periods, which we previously referred to as minority interest. The adoption of this pronouncement also resulted in a lower effective income tax rate for the Company due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone), noncontrolling partnership interest in Income before the provision for income taxes. However, the income tax provision was not adjusted as a result of adopting this pronouncement.

The adoption of the following accounting pronouncements during the first six months of 2009 did not result in a significant impact to our condensed consolidated financial statements:

On January 1, 2009, we adopted the accounting pronouncements relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements require the use of the acquisition method of accounting, define the acquirer, establish the acquisition date and apply to all transactions and other events in which one entity obtains control over one or more other businesses. These pronouncements also amend the accounting and disclosure requirements for assets and liabilities in a business combination that arise from contingencies. Upon our adoption of these pronouncements, we were required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of these pronouncements, changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are to be recognized as adjustments to income tax expense rather than goodwill.

On January 1, 2009, we adopted the accounting pronouncement relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.

On January 1, 2009, we adopted the accounting pronouncement regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This pronouncement also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

On June 15, 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting pronouncement that provides additional guidance designed to create greater clarity and consistency in accounting for, and presenting impairment losses on, debt securities. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

Other Recent Accounting Pronouncements

In December 2008, an accounting pronouncement was issued regarding employers’ disclosures about postretirement benefit plan assets which requires us, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The adoption of this pronouncement is not expected to have a significant impact on our consolidated financial statements.

Earnings Per Common Share

There were no dilutive stock options outstanding to purchase shares included in the computation of diluted earnings per common share for the three and six months ended June 30, 2009. There were 1 million and 2 million weighted-average dilutive shares included in the computation of diluted earnings per common share for the three and six months ended June 30, 2008, respectively. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 115 million weighted-average shares and 118 million weighted-average shares for the three and six months ended June 30, 2009, respectively, and approximately 154 million weighted-average shares and 144 million weighted-average shares, for the three and six months ended June 30, 2008, respectively.

2.	Acquisitions

Acquisition of Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement and plan of merger with Alltel Corporation (Alltel), a provider of wireless voice and advanced data services to residential and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5.9 billion. Verizon Wireless closed the transaction on January 9, 2009.

We expect to experience substantial operational benefits from the acquisition of Alltel, including additional combined overall cost savings from reduced roaming costs by moving more traffic to our own network, reduced network-related costs from the elimination of duplicate facilities, consolidation of platforms, efficient traffic consolidation, and reduced overall expenses relating to advertising, overhead and headcount. We expect reduced combined capital expenditures as a result of greater economies of scale and the rationalization of network assets. We also anticipate that the use of the same technology platform will enable us to rapidly integrate Alltel’s operations with ours.

The acquisition of Alltel has been accounted for as a business combination under the acquisition method. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the fair value of noncontrolling interests, and the amount of goodwill recognized as of the acquisition date. As the values of certain assets, liabilities and noncontrolling interests are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired, liabilities or noncontrolling interests assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market other than interest rate swaps (see Note 5) and long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of wireless licenses and customer relationships. The income approach indicates value for a subject asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized in combination with the income approach for certain acquired investments. Additionally, Alltel historically conducted business operations in certain markets through non-wholly owned entities (Managed Partnerships). The fair value of the noncontrolling interests in these Managed Partnerships as of the acquisition date of approximately $583 million was estimated by using a market approach. The market approach indicates value based on financial multiples available for similar entities and adjustments for the lack of control or lack of marketability that market participants would consider in determining fair value of the Managed Partnerships. The fair value of the majority of the long-term debt assumed was primarily valued using quoted market prices.

The following table summarizes the consideration paid and the preliminary allocation to the assets acquired, including cash acquired of $1.0 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Alltel’s noncontrolling partnership interests:

(dollars in millions)	As of January 9, 2009	Adjustments	Adjusted as of January 9, 2009
Cash consideration:
Cash payments to Alltel’s equity holders	$5,782	$–	$5,782
Other cash payments	143	–	143

Total purchase price	$5,925	$–	$5,925

Assets acquired
Current assets	$2,778	$–	$2,778
Plant, property and equipment	3,404	(7)	3,397
Wireless licenses	8,808	636	9,444
Goodwill	16,573	(344)	16,229
Intangible assets subject to amortization	2,370	138	2,508
Other assets	2,688	(119)	2,569

Total assets acquired	36,621	304	36,925

Liabilities assumed
Current liabilities	1,810	4	1,814
Long-term debt	23,929	–	23,929
Deferred income taxes and other liabilities	4,800	273	5,073

Total liabilities assumed	30,539	277	30,816

Net assets acquired	6,082	27	6,109
Noncontrolling interest	(490)	(27)	(517)
Contributed capital	333	–	333

	$5,925	$–	$5,925

Adjustments to the preliminary purchase price allocation during the three months ended June 30, 2009 were primarily related to updated valuations in the preliminary appraisals of identifiable intangible and tangible assets as well as the acquired liabilities, deferred taxes and noncontrolling interests. Included in the above purchase price allocation is $2.2 billion of net assets held for sale to be divested as a condition of the regulatory approval as described below.

Wireless licenses have an indefinite life, and accordingly, are not subject to amortization. The weighted average period prior to renewal of these licenses at acquisition is approximately 5.4 years. The customer relationships included in Intangible assets subject to amortization are being amortized using an accelerated method over 8 years, and other intangibles are being amortized on a straight-line basis or an accelerated method over a period of 24 to 32 months. Goodwill of approximately $1.4 billion is expected to be deductible for tax purposes.

Alltel Divestiture Markets

As a condition of the regulatory approvals that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless. As of June 30, 2009, total assets and total liabilities to be divested of $2,636 million and $154 million, respectively, are included in Prepaid expenses and other current assets and Other liabilities, respectively, on the accompanying condensed consolidated balance sheets as a result of entering into the transactions described below.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for $2.35 billion in cash. Verizon Wireless expects the transaction with AT&T Mobility to close within the next 12 months. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets, for $200 million in cash. Verizon Wireless expects the transaction with ATN to close during the second half of 2009. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

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

The following unaudited pro forma consolidated results of operations assume that the acquisition of Alltel was completed as of January 1, 2008:

(dollars in millions, except per share amounts)	Three months ended June 30, 2008	Six months ended June 30, 2008

Operating revenues	$26,366	$52,376
Net income attributable to Verizon	1,903	3,552

Earnings per common share from net income attributable to Verizon:
Basic	.66	1.24
Diluted	.66	1.24

Consolidated results of operations reported for the six months ended June 30, 2009 were not significantly different than the pro forma consolidated results of operations assuming the acquisition of Alltel was completed on January 1, 2009.

Acquisition of Rural Cellular Corporation

On August 7, 2008, Verizon Wireless acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular Corporation (Rural Cellular) in a cash transaction valued at approximately $1.3 billion.

The acquisition of Rural Cellular has been accounted for as a business combination under the purchase method. The following table summarizes the preliminary allocation of the acquisition cost to the assets acquired, including cash acquired of $42 million, and liabilities assumed as of the acquisition date:

(dollars in millions)	As of August 7, 2008

Assets acquired
Wireless licenses	$1,096
Goodwill	933
Intangible assets subject to amortization	198
Other assets	973

Total assets acquired	3,200

Liabilities assumed
Long-term debt	1,505
Deferred income taxes and other liabilities	384

Total liabilities assumed	1,889

Net assets acquired	$1,311

Included in Other assets are assets that were divested of $485 million. On December 22, 2008, we exchanged these assets and an additional cellular license with AT&T for assets having a total preliminary aggregate value of approximately $495 million.

Acquisition Related Charges

During the three and six months ended June 30, 2009, we recorded pretax charges of $47 million, of which $8 million is attributable to Verizon after-tax, and $345 million, of which $104 million is attributable to Verizon after-tax, respectively, primarily related to the Alltel acquisition for transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

Merger Integration Costs

During the three and six months ended June 30, 2009, we recorded pretax charges of $181 million, of which $52 million is attributable to Verizon after-tax, and $339 million, of which $102 million is attributable to Verizon after-tax, respectively, for merger integration activities primarily related to the Alltel acquisition comprised of trade name amortization, contract terminations, and network integration activities.

During the three and six months ended June 30, 2008, we recorded pretax charges of $36 million ($22 million after-tax), and $65 million ($40 million after-tax), respectively, primarily comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising associated with the MCI acquisition.

Other

On May 8, 2009, Verizon Wireless entered into an agreement with AT&T to purchase certain assets of Centennial Communications Corporation (Centennial) for $240 million, contingent on AT&T completing its acquisition of Centennial.

3.	Dispositions

2009

On May 13, 2009, we announced that we will spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco will merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be held by Spinco are currently included in Verizon’s continuing operations.

Depending on the trading prices of Frontier common stock prior to the closing of the merger, Verizon stockholders will collectively own between approximately 66% and 71% of Frontier’s outstanding equity immediately following the closing of the merger, and Frontier stockholders will collectively own between approximately 29% and 34% of Frontier’s outstanding equity immediately following the closing of the merger (in each case, before any closing adjustments). The actual number of shares of common stock to be issued by Frontier in the merger will be calculated based upon several factors, including the average trading price of Frontier common stock during a pre-closing measuring period subject to a collar mechanism, the total number of Verizon shares outstanding at that time and other closing adjustments. Verizon will not own any shares of Frontier after the merger.

Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon stockholders in lieu of fractional shares.

In connection with the spin-off, Verizon will receive from Spinco approximately $3.3 billion in value through a combination of a special cash payment to Verizon, a reduction in Verizon’s consolidated indebtedness, and, in certain circumstances, the issuance to Verizon of debt securities of Spinco. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming no closing adjustments.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close during the second quarter of 2010.

2008

On March 31, 2008, we completed the spin-off of the shares of Northern New England Spinco Inc. to Verizon shareowners and the merger of Northern New England Spinco Inc. with FairPoint Communications, Inc. As a result of the spin-off, our net debt was reduced by approximately $1.4 billion. The condensed consolidated statements of income for the periods presented include the results of operations of the local exchange and related business assets in Maine, New Hampshire and Vermont through the date of completion of the spin-off.

During the first six months of 2008, we recorded pretax charges of $103 million ($81 million after-tax), for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont from Verizon at the closing of the transaction, as well as for professional advisory and legal fees in connection with this transaction.

4.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of wireless licenses are as follows:

(dollars in millions)
Balance at December 31, 2008	$61,974
Wireless licenses acquired (Note 2)	9,444
Capitalized interest on wireless licenses	367
Reclassifications, adjustments and other	(77)

Balance at June 30, 2009	$71,708

Reclassifications, adjustments and other primarily includes the reclassification of wireless licenses associated with the pre-merger operations of Verizon Wireless that are included in the Alltel Divestiture Markets (see Note 2) as held for sale and included in Prepaid expenses and other in the accompanying condensed consolidated financial statements. As of June 30, 2009, and December 31, 2008, $12.2 billion and $12.4 billion, respectively, of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Renewals of licenses have occurred routinely and at nominal costs, which are expensed as incurred. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset. The average remaining renewal period of our wireless license portfolio was 8.3 years as of June 30, 2009.

Goodwill

Changes in the carrying amount of goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at December 31, 2008	$1,297	$4,738	$6,035
Acquisitions (Note 2)	16,229	–	16,229
Reclassifications, adjustments and other	(68)	(7)	(75)

Balance at June 30, 2009	$17,458	$4,731	$22,189

Reclassifications, adjustments and other primarily include the reclassification of goodwill associated with the pre-merger operations of Verizon Wireless that are included in the Alltel Divestiture Markets (see Note 2) as held for sale and included in Prepaid expenses and other in the accompanying condensed consolidated financial statements.

Other Intangible Assets

The following table displays the details of other intangible assets:

(dollars in millions)	At June 30, 2009			At December 31, 2008

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists (6 to 8 years)	$3,114	$(709)	$2,405	$1,415	$(595)	$820
Non-network internal-use software (2 to 7 years)	8,460	(4,276)	4,184	8,099	(4,102)	3,997
Other (1 to 25 years)	852	(209)	643	465	(83)	382

Total	$12,426	$(5,194)	$7,232	$9,979	$(4,780)	$5,199

Customer lists, Non-network software and Other at June 30, 2009, include $2,508 million related to the Alltel acquisition. Amortization expense was $498 million and $973 million for the three and six months ended June 30, 2009, respectively. Amortization expense was $338 million and $671 million for the three and six months ended June 30, 2008, respectively. Amortization expense is estimated to be $1,994 million for the full year 2009, $1,746 million in 2010, $1,391 million in 2011, $1,117 million in 2012 and $880 million in 2013.

During 2008, we entered into an agreement to acquire a non-exclusive license (the IP License) to a portfolio of intellectual property owned by an entity formed for the purpose of acquiring and licensing intellectual property. We paid an initial fee of $100 million for the IP License, which is included in Other intangible assets, net and is being amortized over the estimated average remaining lives of the licensed intellectual property. In addition, we executed a subscription agreement (with a capital commitment of $250 million, of which approximately $192 million remains to be funded at June 30, 2009, as required, through 2012) to become a member in a limited liability company (the LLC) formed by the same entity for the purpose of acquiring and licensing additional intellectual property. In connection with this investment, we will receive non-exclusive license rights to certain intellectual property acquired by the LLC for an annual license fee.

5.	Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2009:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments	$178	$182	$–	$360
Investments in unconsolidated businesses	324	–	–	324
Other assets	–	1,302	–	1,302

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

The fair value of our short-term and long-term debt, excluding capital leases, is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates. The fair value of our long-term and short-term debt, excluding capital leases, was approximately $68 billion and $53 billion at June 30, 2009 and December 31, 2008, respectively, as compared to the carrying value of approximately $65 billion and $52 billion at June 30, 2009 and December 31, 2008, respectively.

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheet as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $197 million and $415 million at June 30, 2009 and December 31, 2008, respectively, and is included in Other assets and Long-term debt. As of June 30, 2009, the total notional amount of these interest rate swaps was $3 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 2008 Verizon Wireless and Verizon Wireless Capital LLC debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets at June 30, 2009 was approximately $302 million. For the three and six months ended June 30, 2009, a pretax gain of $318 million and $297 million, respectively, was recognized in Other comprehensive income, of which $218 million and $119 million, respectively, were reclassified from Accumulated other comprehensive loss to Other income and (expense), net to offset the related pretax foreign currency transaction loss on the underlying debt obligation.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, Verizon Wireless acquired seven interest rate swap agreements with a notional value of $9.5 billion that pay fixed and receive variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. We have settled all of these agreements using cash generated from operations as of June 30, 2009. Changes in the fair value of these swaps were recorded in earnings. The gain recognized upon settlement in the condensed consolidated statements of income was not significant.

Prepaid Forward Contracts

During the first quarter of 2009, we entered into privately negotiated prepaid forward agreements for approximately $390 million in Verizon shares, which are included in Other assets. Changes in the fair value of the agreements, which were not significant during the three and six months ended June 30, 2009, were included in Selling, general and administrative expense and Cost of services and sales.

6.	Debt

Verizon Wireless

On December 19, 2008, Verizon Wireless and Verizon Wireless Capital LLC, as the borrowers, entered into a $17.0 billion credit facility (Bridge Facility). On January 9, 2009, Verizon Wireless borrowed $12.4 billion under the Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. Through June 30, 2009, Verizon Wireless used cash generated from operations and the net proceeds from the sale of the notes described below to repay all of the borrowings under the Bridge Facility. As of June 30, 2009, no borrowings were outstanding under the Bridge Facility and the commitments under the Bridge Facility have been terminated.

In connection with the Alltel acquisition, Verizon Wireless assumed approximately $23.9 billion of debt, of which approximately $2.3 billion remains outstanding to third parties as of June 30, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $0.2 billion aggregate principal amount was redeemed for a loss that was not significant.

In February 2009, Verizon Wireless and Verizon Wireless Capital LLC co-issued $4.3 billion aggregate principal amount of three and five-year fixed rate notes in a private placement resulting in cash proceeds of $4.2 billion, net of discounts and issuance costs. In May 2009, Verizon Wireless and Verizon Wireless Capital LLC co-issued $4.0 billion aggregate principal amount of two-year fixed and floating rate notes in a private placement resulting in cash proceeds of approximately $4.0 billion, net of discounts and issuance costs.

In June 2009, Verizon Wireless issued in a private placement $1.0 billion aggregate principal amount of floating rate notes due 2011. Commencing on December 27, 2009 and on each interest payment date thereafter, both the note holders and Verizon Wireless have the right to require settlement of all or a portion of these notes at par. Accordingly, these notes are classified as current maturities in the condensed consolidated balance sheet.

Cellco Partnership (d/b/a Verizon Wireless) and Verizon Wireless Capital LLC filed a registration statement with the SEC on July 6, 2009 to register a total of approximately $11.8 billion of new notes which may, once the registration statement is declared effective by the SEC, be exchanged for privately placed debt with similar terms, pursuant to the requirements of registration rights agreements. The privately placed debt includes the debt issued in November of 2008, as well as February and May of 2009. This Report on Form 10-Q does not constitute an offer of any securities for sale.

Verizon Communications

In March 2009, Verizon issued $1.8 billion of 6.35% notes due 2019 and $1.0 billion of 7.35% notes due 2039, resulting in cash proceeds of $2.7 billion, net of discounts and issuance costs, which was used to reduce our commercial paper borrowings, repay maturing debt and for general corporate purposes. In December 2008, we entered into a $0.2 billion vendor provided credit facility and in January 2009, we borrowed the entire amount available under this facility. During the first half of 2009, $0.2 billion of 5.5% notes issued by Verizon California Inc., $0.2 billion of 5.875% notes issued by Verizon New England Inc., and $0.5 billion of floating rate notes issued by Verizon matured and were repaid.

On April 15, 2009, we terminated all commitments under our $6.0 billion three-year credit facility with a syndicate of lenders that was scheduled to mature in September 2009 and entered into a new $5.3 billion 364-day credit facility with a group of major financial institutions. As of June 30, 2009, the unused borrowing capacity under the 364-day credit facility was approximately $5.2 billion.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. In April 2009, $0.5 billion of 7.51% notes issued by GTE Corporation matured and were repaid. As of June 30, 2009, $1.7 billion principal amount of these obligations remained outstanding.

Debt Covenants

As of June 30, 2009, we and our consolidated subsidiaries are in compliance with all of our debt covenants.

7.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

In May 2009, Verizon shareholders approved the 2009 Verizon Communications Inc. Long-Term Incentive Plan (the Plan) which permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other awards. The maximum number of shares available for awards from the Plan is 115 million shares. The Plan amends and restates the previous long-term incentive plan.

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	21,820	$35.01
Granted	6,427	31.59
Payments	(9,349)	31.64
Cancelled/Forfeited	(62)	35.92

Outstanding, June 30, 2009	18,836	35.52

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

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	33,214	$35.04
Granted	13,056	31.59
Payments	(17,141)	31.58
Cancelled/Forfeited	(169)	33.95

Outstanding, June 30, 2009	28,960	35.54

As of June 30, 2009, unrecognized compensation expense related to the unvested portion of RSUs and PSUs was approximately $470 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees and other participating affiliates of Verizon Wireless. The Wireless Plan provides rewards that are tied to the long-term performance of Verizon Wireless. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of June 30, 2009, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	28,244	$16.54
Exercised	(9,706)	15.74
Cancelled/Forfeited	(150)	18.07

Outstanding, June 30, 2009	18,388	16.95

Stock Options

The Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004; all stock options outstanding are vested and exercisable.

The following table summarizes our stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	134,767	$47.69
Exercised	(2)	26.33
Cancelled/Forfeited	(20,428)	51.70

Outstanding, June 30, 2009	114,337	46.97

The weighted-average remaining contractual term was approximately two years for stock options outstanding as of June 30, 2009. The total intrinsic value for stock options outstanding and exercised was not material as of June 30, 2009.

8.	Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for certain of our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended June 30,	2009	2008	2009	2008
Service cost	$96	$94	$78	$79
Interest cost	481	489	442	426
Expected return on plan assets	(735)	(794)	(75)	(80)
Amortization of prior service cost	28	13	100	98
Actuarial loss, net	28	10	59	66

Net periodic benefit (income) cost	(102)	(188)	604	589
Settlement loss	416	–	–	–

Total (income) cost	$314	$(188)	$604	$589

(dollars in millions)	Pension		Health Care and Life

Six Months Ended June 30,	2009	2008	2009	2008
Service cost	$192	$190	$156	$160
Interest cost	962	980	883	855
Expected return on plan assets	(1,469)	(1,594)	(151)	(160)
Amortization of prior service cost	56	27	200	197
Actuarial loss, net	56	20	119	133

Net periodic benefit (income) cost	(203)	(377)	1,207	1,185
Settlement loss	416	–	–	–

Total (income) cost	$213	$(377)	$1,207	$1,185

Severance, Pension and Benefit Charges

During the three and six months ended June 30, 2009, we recorded pension settlement losses of $416 million ($253 million after-tax), related to employees that received lump-sum distributions primarily resulting from our previous separation plans in which prescribed payment thresholds have been reached.

Employer Contributions

During the three months ended June 30, 2009, we contributed $29 million to our qualified pension trusts, $18 million to our nonqualified pension plans and $426 million to our other postretirement benefit plans. During the six months ended June 30, 2009, we contributed $64 million to our qualified pension trusts, $77 million to our nonqualified pension plans and $842 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2009 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed. Our estimate of the amount and timing of required qualified pension trust contributions for 2009 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

Severance Benefits

During the three and six months ended June 30, 2009, we paid severance benefits of $99 million and $198 million, respectively. At June 30, 2009, we had a remaining severance liability of $944 million, which includes future contractual payments to employees separated as of June 30, 2009.

9.	Equity and Comprehensive Income

Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$41,706	$37,199	$78,905	$50,581	$32,288	$82,869
Spin-off of local exchange businesses in Maine, New Hampshire and Vermont	–	–	–	44	–	44

Adjusted balance at beginning of period	41,706	37,199	78,905	50,625	32,288	82,913

Net income	3,128	3,242	6,370	3,524	2,929	6,453
Other comprehensive income (loss)	630	82	712	312	(2)	310

Comprehensive income	3,758	3,324	7,082	3,836	2,927	6,763

Contributed capital	(189)	(155)	(344)	(26)	–	(26)
Acquisition of noncontrolling interests	–	266	266	–	1	1
Dividends declared	(2,613)	–	(2,613)	(2,450)	–	(2,450)
Common stock in treasury	3	–	3	(1,101)	–	(1,101)
Distributions and other	7	(485)	(478)	3	(583)	(580)

Balance at end of period	$42,672	$40,149	$82,821	$50,887	$34,633	$85,520

Noncontrolling interest included in our condensed consolidated financial statements primarily include Vodafone’s 45% ownership interest in our Verizon Wireless joint venture.

Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Net Income	$3,160	$3,404	$6,370	$6,453
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	188	(28)	30	149
Net unrealized gain on cash flow hedges	47	1	85	1
Unrealized gain (loss) on marketable securities	39	(12)	24	(44)
Defined benefit pension and postretirement plans	371	102	491	206

Other comprehensive income attributable to Verizon	645	63	630	312
Other comprehensive income (loss) attributable to noncontrolling interest	46	(3)	82	(2)

Total Comprehensive Income	$3,851	$3,464	$7,082	$6,763

Comprehensive income attributable to noncontrolling interest	$1,723	$1,519	$3,324	$2,927
Comprehensive income attributable to Verizon	2,128	1,945	3,758	3,836

Total Comprehensive Income	$3,851	$3,464	$7,082	$6,763

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to the cross currency swap (see Note 5).

The components of Accumulated other comprehensive loss were as follows:

(dollars in millions)	At June 30, 2009	At December 31, 2008
Foreign currency translation adjustments	$966	$936
Net unrealized gain (loss) on cash flow hedges	35	(50)
Unrealized loss on marketable securities	(13)	(37)
Defined benefit pension and postretirement plans	(13,730)	(14,221)

Accumulated Other Comprehensive Loss	$(12,742)	$(13,372)

Foreign Currency Translation Adjustments

The change in foreign currency translation adjustments for the three and six months ended June 30, 2009 was primarily driven by the devaluation in the U.S. dollar against the Euro.

Unrealized Loss on Marketable Securities

Gross unrealized gains and losses on marketable securities and other investments were not significant during the three and six months ended June 30, 2009.

Defined Benefit Pension and Postretirement Plans

The change in defined benefit pension and postretirement plans for the three and six months ended June 30, 2009 was attributable to pension settlement losses recorded during the second quarter of 2009 and the amortization of prior service cost and actuarial loss (see Note 8).

10.	Segment Information

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

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision maker’s assessment of segment performance.

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

During the first quarter of 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont (see Note 3). Accordingly, Wireline results from these operations have been reclassified to Corporate and Other to reflect comparable operating results.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
External Operating Revenues
Domestic Wireless
Service revenue	$13,330	$10,472	$26,387	$20,599
Equipment and other	2,125	1,620	4,164	3,135

Total Domestic Wireless	15,455	12,092	30,551	23,734

Wireline
Mass Markets	4,956	4,943	9,877	9,829
Global Enterprise	3,705	3,971	7,447	7,846
Global Wholesale	2,100	2,321	4,186	4,684
Other	399	565	889	1,162

Total Wireline	11,160	11,800	22,399	23,521

Total segments	26,615	23,892	52,950	47,255
Corporate, eliminations and other	246	232	502	702

Total consolidated – reported	$26,861	$24,124	$53,452	$47,957

Intersegment Revenues
Domestic Wireless	$25	$26	$51	$53
Wireline	328	313	656	618

Total segments	353	339	707	671
Corporate, eliminations and other	(353)	(339)	(707)	(671)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Wireless	$15,480	$12,118	$30,602	$23,787
Wireline	11,488	12,113	23,055	24,139

Total segments	26,968	24,231	53,657	47,926
Corporate, eliminations and other	(107)	(107)	(205)	31

Total consolidated – reported	$26,861	$24,124	$53,452	$47,957

Operating Income
Domestic Wireless	$4,459	$3,463	$8,730	$6,718
Wireline	555	1,063	1,246	2,103

Total segments	5,014	4,526	9,976	8,821
Reconciling items	(596)	20	(864)	58

Total consolidated – reported	$4,418	$4,546	$9,112	$8,879

(dollars in millions)	At June 30, 2009	At December 31, 2008
Assets
Domestic Wireless	$134,383	$111,979
Wireline	92,720	90,386

Total segments	227,103	202,365
Reconciling items	(2,104)	(13)

Total consolidated – reported	$224,999	$202,352

A reconciliation of the total of the reportable segments’ operating income to consolidated Income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Total segment operating income	$5,014	$4,526	$9,976	$8,821
Merger integration costs (see Note 2)	(181)	(36)	(339)	(65)
Severance, pension and benefit charges (see Note 8)	(416)	–	(416)	–
Acquisition related charges (see Note 2)	–	–	(88)	–
Access line spin-off related charges (see Note 3)	–	–	–	(103)
Impact of divested operations (see Note 3)	–	–	–	44
Corporate and other	1	56	(21)	182

Total consolidated operating income	4,418	4,546	9,112	8,879

Equity in earnings of unconsolidated businesses	128	150	256	247
Other income and (expense), net	11	92	64	115
Interest expense	(787)	(403)	(1,712)	(862)

Income Before Provision For Income Taxes	$3,770	$4,385	$7,720	$8,379

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2009 and 2008.

11.	Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc., (Verizon, or the Company) is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides communications services, including voice, broadband data and video services, network access, long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 235,300 employees.

In the sections that follow, we provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and discuss our results of operations, financial position and sources and uses of cash. In addition, we highlight key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision maker for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, in evaluating our operating results and assessing the potential impacts of these trends on our businesses. While most key economic indicators, including gross domestic product, affect our operations to some degree, we historically have noted higher correlations to non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflationary or recessionary trends and housing starts.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended June 30, 2009, consolidated revenue growth was 11.3% compared to last year, primarily due to the acquisition of Alltel Corporation (Alltel) in January 2009 and higher revenues in growth markets partially offset by declines in Global Wholesale and Global Enterprise. We continue developing and marketing innovative product bundles to include local, long-distance, wireless and broadband services for consumer and general business retail customers. We anticipate that these efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to continue to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the U.S. We are focused on providing the highest network reliability and innovative products and services such as Mobile Broadband and our Evolution-Data Optimized (EV-DO) service. We also continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers. With our acquisition of Alltel, we became the largest wireless provider in the U.S. as measured by the total number of customers and revenues. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. During the three months ended June 30, 2009 as compared to the similar period in 2008:

•	Domestic Wireless total customers increased 27.7% to 87.7 million as of June 30, 2009, primarily due to the acquisition of Alltel;

•	average revenue per customer per month (ARPU) from service revenues decreased by 0.8% to $51.10, primarily due to the inclusion of customers acquired in connection with the acquisition of Alltel; and

•	total data ARPU grew by 18.9% to $14.96.

As of June 30, 2009, we passed 13.8 million premises with our high-capacity fiber optics network operated under the FiOS service mark. During the three months ended June 30, 2009:

•	we added 186,000 net wireline broadband connections, including 303,000 net new FiOS Internet subscribers, for a total of 9.1 million connections; and

•	we added approximately 300,000 net new FiOS TV subscribers, for a total of 2.5 million FiOS TV subscribers.

With FiOS, we have created the opportunity to increase revenue per customer as well as improve retention and profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies. Consumer ARPU increased 13.7% in the three months ended June 30, 2009 compared to the similar period in 2008.

We are also focused on gaining market share in the enterprise business by the deployment of strategic service offerings – including expansion of our VoIP and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio. In the three months ended June 30, 2009, revenues from total strategic services grew 3.0% compared to the similar period in 2008.

Profitability Improvement – Our goal is to increase operating income and margins. While our wireless, FiOS and IP services offerings continue to positively impact operating results, economic conditions continue to affect parts of our wireline business. Specifically, business customers continue to be adversely affected by the economy, including delaying decision-making regarding spending on information technology and customer premises equipment. The cumulative effect of unemployment is impacting usage volumes, which is pressuring our margins. In addition, higher costs related to merger integration activities and severance, pension and benefit charges also impacted our reported operating results which were lower in the three months ended June 30, 2009, compared to the similar period last year. However, we remain focused on cost controls with the objective of driving efficiencies to offset business volume declines, although we expect these pressures to continue throughout the second half of 2009. As part of our ongoing program to resize and reduce our cost structure, we reduced headcount by more than 8,000 over the 12 months ended June 30, 2009 and we plan to reduce employee and contractor headcount by more than 8,000 in the second half of 2009.

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidation, call center routing improvements, the formation of a centralized shared services organization, information technology and marketing efforts, has led to changes in our cost structure with a goal of maintaining and improving operating income margins. Through our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation and automation improvements occur, average costs per home connected have begun to decline. In addition, the integration of Alltel’s operations has begun and we anticipate that the use of the same technology platform will enable us to rapidly integrate Alltel’s operations with ours.

We create value for our shareowners by investing the cash flows generated by our business in opportunities and transactions that support our strategic imperatives, thereby increasing customer satisfaction and usage of our products and services. In addition, we use our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Verizon’s Board of Directors increased the Company’s quarterly dividend 7.0% during the third quarter of 2008. Net cash provided by operating activities for the six months ended June 30, 2009 of $14,137 million increased by $1,502 million from $12,635 million for the six months ended June 30, 2008.

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as competitive differentiators and catalysts to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitoring customer satisfaction in all facets of our business. We believe that we have the most loyal customer base of any wireless service provider in the U.S., as measured by customer churn.

Performance-Based Culture – We embrace a culture of accountability, based on individual and team objectives that are performance-based and tied to Verizon’s strategic imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of management’s and shareowners’ long-term interests. We also employ a highly diverse workforce, since respect for diversity is an integral part of Verizon’s culture and a critical element of our competitive success.

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

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-recurring or non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, since these items are included in the chief operating decision maker’s assessment of segment performance. On March 31, 2008, we completed the spin-off of our local exchange and related business assets in Maine, New Hampshire and Vermont. Reclassifications of prior-period amounts have been made in accordance with the adoption of the accounting standard on noncontrolling interests in the consolidated financial statements and, where appropriate, to reflect comparable operating results for the spinoff of our local exchange and related business assets in Maine, New Hampshire and Vermont.

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Domestic Wireless	$15,480	$12,118	27.7	$30,602	$23,787	28.7
Wireline
Mass Markets	4,959	4,947	0.2	9,883	9,839	0.4
Global Enterprise	3,704	3,972	(6.7)	7,447	7,848	(5.1)
Global Wholesale	2,409	2,605	(7.5)	4,798	5,237	(8.4)
Other	416	589	(29.4)	927	1,215	(23.7)

Total	11,488	12,113	(5.2)	23,055	24,139	(4.5)
Corporate, eliminations and other	(107)	(107)	–	(205)	31	nm

Consolidated Revenues	$26,861	$24,124	11.3	$53,452	$47,957	11.5

nm – Not meaningful

Consolidated revenues in the three months ended June 30, 2009 increased $2,737 million, or 11.3%, and $5,495 million, or 11.5%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel and higher revenues in growth markets. These revenue increases were partially offset by declines in Global Enterprise and Global Wholesale.

Domestic Wireless’s revenues during the three months ended June 30, 2009 increased by $3,362 million, or 27.7%, and $6,815 million, or 28.7%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel. Continued growth in service revenue from other sources also contributed to the increase in Domestic Wireless’s revenues. Service revenues during the three months ended June 30, 2009 increased $2,857 million, or 27.2%, and $5,787 million, or 28.0%, for the six months ended June 30, 2009, compared to the similar periods in 2008. This increase was primarily due to the inclusion of service revenue derived from the 13.2 million net new customers, after conforming adjustments, which we acquired in connection with the acquisition of Alltel on January 9, 2009. Service revenue also increased as a result of a 5.8 million, or 8.4%, increase in customers since July 1, 2008, unrelated to Alltel, and continued growth from data services. Total data revenue during the three months ended June 30, 2009 increased by $1,347 million, or 52.6%, and $2,660 million, or 54.3%, for the six months ended June 30, 2009, compared to the similar periods in 2008. Total data revenues continue to increase as a result of non-messaging and, to a lesser extent, messaging services increases. Equipment and other revenue in the three months ended June 30, 2009 increased by $505 million, or 31.1%, and $1,028 million, or 32.6%, for the six months ended June 30, 2009 compared to the similar periods in 2008, due to the inclusion of equipment sales and other revenues of Alltel, partially offset by a decrease in the average revenue per unit, driven in part by promotional activities.

Wireline’s revenues during the three months ended June 30, 2009 decreased $625 million, or 5.2%, and $1,084 million, or 4.5%, for the six months ended June 30, 2009, compared to the similar periods in 2008, as increases in Mass Markets revenues were more than offset by declines in Global Enterprise and Global Wholesale revenues. Mass Markets revenues increased $12 million, or 0.2%, and $44 million, or 0.4%, for the three and six months ended June 30, 2009, respectively, compared to the similar periods in 2008, primarily due to continued growth in consumer and business FiOS services (Voice, Internet and TV), partially offset by a continued decline of local exchange revenues principally as a result of switched access line losses. Global Enterprise revenues decreased $268 million, or 6.7%, during the three months ended June 30, 2009 and $401 million, or 5.1%, during the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to lower long distance and traditional circuit-based data revenues, combined with the negative effects of movements in foreign exchange rates versus the U.S. dollar. This decrease was offset partially by an increase in IP and security solutions revenues. Global Wholesale revenues in the three months ended June 30, 2009 decreased $196 million, or 7.5%, and $439 million, or 8.4%, for the six months ended June 30, 2009, compared to the similar periods in 2008, due to decreased minutes of use (MOUs) in traditional voice products and continued rate compression in the marketplace. This decrease was partially offset by an increase in special access revenues. Other revenue during the three months ended June 30, 2009 decreased $173 million, or 29.4%, and $288 million, or 23.7%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the discontinuation of non-strategic product lines and reduced business volumes, including former MCI mass markets customer losses.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Cost of services and sales	$10,481	$9,466	10.7	$20,789	$18,983	9.5
Selling, general and administrative expense	7,871	6,528	20.6	15,432	12,929	19.4
Depreciation and amortization expense	4,091	3,584	14.1	8,119	7,166	13.3

Consolidated Operating Expenses	$22,443	$19,578	14.6	$44,340	$39,078	13.5

Cost of Services and Sales

Consolidated cost of services and sales in the three months ended June 30, 2009 increased $1,015 million, or 10.7%, and $1,806 million, or 9.5%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the increased costs associated with operating an expanded wireless network as a result of the acquisition of Alltel. Additionally, the increase was due to increased costs associated with our growth businesses, increased use of wireless data services and applications and increased wireless network related costs, primarily related to cell site lease expense and local interconnection cost growth. Also contributing to the increase were higher wireless equipment sales compared to the similar periods in 2008, primarily due to the inclusion of equipment sales in distribution channels acquired from Alltel, as well as an increase in the number of equipment units sold at a higher average cost per unit, as a result of increased sales of data devices. Partially offsetting these increases were declines in our Wireline segment, in part due to lower headcount and productivity improvements.

Consolidated cost of services and sales for the three and six months ended June 30, 2009 included $24 million and $85 million, respectively, for merger integration costs primarily relating to the Rural Cellular Corporation and Alltel acquisitions. Consolidated cost of services and sales expense for the six months ended June 30, 2008 included $16 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont. Consolidated cost of services and sales expense during the three and six months ended June 30, 2008 also included merger integration costs of $8 million and $13 million, respectively, primarily relating to the former MCI system integration activities.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense in the three months ended June 30, 2009, increased $1,343 million, or 20.6%, and $2,503 million, or 19.4%, for the six months ended June 30, 2009, compared to the similar periods in 2008. This increase is primarily due to the inclusion of the operating results of Alltel, higher sales commission and pension and benefit related expenses, partially offset by the impact of cost reduction initiatives in our Wireline segment.

Consolidated selling, general and administrative expense for the three and six months ended June 30, 2009 included $416 million related to pension settlement losses. Consolidated selling, general and administrative expense for the three and six months ended June 30, 2009 included $66 million and $118 million, respectively, of merger integration costs primarily related to the acquisition of Alltel. The six months ended June 30, 2009 also included $88 million of acquisition-related charges primarily related to the acquisition of Alltel. Consolidated selling, general and administrative expense for the three and six months ended June 30, 2008 included $28 million and $52 million, respectively, for merger integration costs, primarily relating to the former MCI system integration activities. Consolidated selling, general and administrative expense for six months ended June 30, 2008 included $87 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont.

Depreciation and Amortization Expense

Depreciation and amortization expense in the three months ended June 30, 2009 increased $507 million, or 14.1%, and $953 million, or 13.3%, for the six months ended June 30, 2009, compared to the similar periods in 2008. This increase was mainly driven by depreciable property and equipment and finite-lived intangible assets acquired from Alltel which are not being divested, as well as growth in depreciable assets and non-network software through the six months ended June 30, 2009.

Depreciation and amortization expense in the three and six months ended June 30, 2009 included $91 million and $136 million, respectively, of merger integration costs related to the Alltel acquisition.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Vodafone Omnitel	$142	$173	(17.9)	$284	$288	(1.4)
Other	(14)	(23)	(39.1)	(28)	(41)	(31.7)

Total	$128	$150	(14.7)	$256	$247	3.6

Equity in earnings of unconsolidated businesses decreased $22 million and increased $9 million, respectively, for the three and six months ended June 30, 2009, compared to the similar periods in 2008. The decrease during the three months ended June 30, 2009 was primarily due to lower earnings at Vodafone Omnitel N.V. (Vodafone Omnitel) driven by the devaluation of the Euro versus the U.S. dollar.

Other Income and (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Interest income	$18	$57	(68.4)	$41	$112	(63.4)
Foreign exchange gains (losses), net	(9)	8	nm	20	(30)	nm
Other, net	2	27	(92.6)	3	33	(90.9)

Total	$11	$92	(88.0)	$64	$115	(44.3)

nm – Not meaningful

Other income and (expense), net decreased $81 million and $51 million, respectively, for the three and six months ended June 30, 2009, compared to the similar periods in 2008, primarily driven by lower interest income, in part due to lower invested balances in the current year, including the investment in Alltel’s senior notes which were eliminated in consolidation beginning in January 2009. Partially offsetting the decrease during the six months ended June 30, 2009 were foreign exchange gains at our international Wireline operations.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Total interest costs on debt balances	$1,017	$611	66.4	$2,177	$1,155	88.5
Less capitalized interest costs	230	208	10.6	465	293	58.7

Interest expense	$787	$403	95.3	$1,712	$862	98.6

Weighted-average debt outstanding	$66,663	$39,339		$64,741	$36,340
Effective interest rate	6.1%	6.2%		6.7%	6.4%

Total interest costs on debt balances increased $406 million and $1,022 million, respectively, for the three and six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to an increase in the weighted-average debt levels and, during the six months ended June 30, 2009, higher interest rates. The increases in weighted-average debt outstanding compared to the similar periods in 2008 were primarily driven by borrowings to finance the acquisition of Alltel and the licenses acquired in the 700 MHz auction. The increase in capitalized interest costs during the three and six months ended June 30, 2009 primarily related to the development of wireless licenses.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Provision for income taxes	$610	$981	(37.8)	$1,350	$1,926	(29.9)
Effective income tax rate	16.2%	22.4%		17.5%	23.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. On January 1, 2009, we adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements, which resulted in a lower effective income tax rate for the Company due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling partnership interest in Income before the provision for income taxes. However, the income tax provision was not adjusted as a result of adopting this pronouncement.

The effective income tax rate for the three and six months ended June 30, 2009 compared to similar periods in 2008, decreased primarily due to higher earnings attributable to the noncontrolling interest, greater benefits from tax restructuring of certain domestic and non-U.S. operations and lower state income taxes.

Unrecognized Tax Benefits

The unrecognized tax benefits were $2,419 million and $2,622 million at June 30, 2009 and December 31, 2008, respectively. Interest and penalties related to unrecognized tax benefits were $486 million (after-tax) and $538 million (after-tax) at June 30, 2009 and December 31, 2008, respectively. The decrease in unrecognized tax benefits and the related interest and penalties was due to the resolution of issues under income tax examinations and benefits recognized from filing amended tax returns, partially offset by the increase from the acquisition of Alltel. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on numerous open tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Net income attributable to noncontrolling interest	$1,677	$1,522	10.2	$3,242	$2,929	10.7

The increase in net income attributable to noncontrolling interest in the three and six months ended June 30, 2009, compared to the similar periods in 2008, was the result of higher earnings at Domestic Wireless, which has a 45% noncontrolling partnership interest attributable to Vodafone.

Segment Results of Operations

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income.

Domestic Wireless

Our Domestic Wireless segment, which includes the operations of Alltel subsequent to the completion of the acquisition, provides wireless voice and data services, other value-added services and equipment sales across the U.S. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless.

Operating Revenue and Selected Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions, except ARPU)	2009	2008	% Change	2009	2008	% Change
Service revenues	$13,349	$10,492	27.2	$26,424	$20,637	28.0
Equipment and other	2,131	1,626	31.1	4,178	3,150	32.6

Total Domestic Wireless Operating Revenue	$15,480	$12,118	27.7	$30,602	$23,787	28.7

Total customers (‘000)				87,694	68,681	27.7
Retail customers (‘000)				85,240	66,680	27.8

Total customer net adds in period (including acquisitions and adjustments) (‘000)	1,142	1,503	(24.0)	15,638	2,974	nm
Retail customer net adds in period (including acquisitions and adjustments) (‘000)	1,145	1,494	(23.4)	15,219	2,945	nm

Total churn rate	1.37%	1.12%	22.3	1.42%	1.16%	22.4
Retail postpaid churn rate	1.01	0.83	21.7	1.08	0.88	22.7

Service ARPU	$51.10	$51.53	(0.8)	$50.92	$51.22	(0.6)
Retail service ARPU	51.11	51.93	(1.6)	51.04	51.67	(1.2)
Total data ARPU	14.96	12.58	18.9	14.56	12.16	19.7

nm – Not meaningful

Domestic Wireless’s total operating revenue during the three months ended June 30, 2009 increased by $3,362 million, or 27.7%, and $6,815 million, or 28.7%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel, as well as growth in our service revenue from sources other than the acquisition of Alltel.

Service revenue during the three months ended June 30, 2009 increased by $2,857 million, or 27.2%, and $5,787 million, or 28.0%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of service revenue as a result of the 13.2 million net new customers, after conforming adjustments, that we acquired in connection with the acquisition of Alltel. Since July 1, 2008, service revenue also increased as a result of a 5.8 million, or 8.4%, increase in customers from sources other than the 13.2 million customers acquired from Alltel, as well as continued growth from data services.

Domestic Wireless added 1.1 million net retail customers during the three months ended June 30, 2009, compared to approximately 1.5 million during the similar period in 2008, and, excluding the 13.2 million customers acquired in connection with the acquisition of Alltel, added 2.4 million net retail customers during the six months ended June 30, 2009, compared to 2.9 million during the similar period in 2008. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services. The decline in net retail customer additions for the three months ended June 30, 2009 and the six months ended June 30, 2009 was due to an increase in the average monthly customer churn (churn), or the rate at which customers disconnect service, compared to the similar periods in 2008, partially offset by an increase in gross customer additions due to the expansion of our sales and distribution channels as a result of the acquisition of Alltel. The increases in our total and retail postpaid churn rates were primarily a result of increased disconnections of Mobile Broadband service and business share lines, which we believe are mostly attributable to current economic conditions. We continue to believe that we have the most loyal customer base of any wireless provider in the United States, as measured by churn.

Total data revenue was $3,908 million and accounted for 29.3% of service revenue in the three months ended June 30, 2009, compared to $2,561 million and 24.4%, respectively, in the similar period in 2008. Total data revenue was $7,557 million and accounted for 28.6% of service revenue in the six months ended June 30, 2009, compared to $4,897 million and 23.7% in the similar period in 2008. Total data revenue continues to increase as a result of increased use of non-messaging services, such as Mobile Broadband and e-mail, data transport, and VZ Navigator, and messaging services. We expect that data revenue will continue to increase as a result of recent strong sales of EV-DO-enabled devices that have HTML-browsing capability, or “smartphones,” continued introductions of new data-capable devices and upselling of data services to customers we acquired from Alltel as we convert them to the Verizon Wireless brand.

The declines in service ARPU and retail service ARPU were due to the inclusion of customers acquired in connection with the acquisition of Alltel, as well as continued reductions in average voice revenue per customer, partially offset by an increase in total data ARPU. Total data ARPU increased 18.9% in the three months ended June 30, 2009 and 19.7% in the six months ended June 30, 2009, compared to the similar periods in 2008, as a result of the aforementioned increased usage of our data services.

Equipment and other revenue in the three months ended June 30, 2009 increased by $505 million, or 31.1%, and $1,028 million, or 32.6%, in the six months ended June 30, 2009, compared to the similar periods in 2008. Equipment revenue increased due to the inclusion of equipment sales of Alltel, partially offset by a decrease in the average revenue per unit, driven in part by promotional activities. Other revenues increased primarily due to the inclusion of the operating results of Alltel and an increase in cost recovery surcharges.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Cost of services and sales	$4,825	$3,744	28.9	$9,485	$7,329	29.4
Selling, general and administrative expense	4,469	3,588	24.6	8,911	7,117	25.2
Depreciation and amortization expense	1,727	1,323	30.5	3,476	2,623	32.5

Total Operating Expenses	$11,021	$8,655	27.3	$21,872	$17,069	28.1

Cost of Services and Sales

Cost of services and sales increased by $1,081 million, or 28.9%, in the three months ended June 30, 2009 and $2,156 million, or 29.4%, in the six months ended June 30, 2009, compared to the similar periods in 2008. The increase in cost of services was primarily due to the increased costs associated with operating an expanded wireless network as a result of the acquisition of Alltel. Additionally, the increase was due to increased use of data services and applications, such as messaging, e-mail and VZ Navigator, and increased wireless network costs primarily related to cell site lease expense and local interconnection cost growth. Cost of equipment sales increased by 26.5% in the three months ended June 30, 2009 and 26.8% in the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of equipment sales in distribution channels acquired from Alltel, as well as both an increase in the number of equipment units sold over the similar periods in 2008 and an increase in the average cost per unit as a result of increased sales of data devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $881 million, or 24.6%, in the three months ended June 30, 2009 and $1,794 million, or 25.2%, in the six months ended June 30, 2009, compared to the similar periods in 2008. This increase was primarily due to the inclusion of the operating results of Alltel, and an increase in sales commission expense in our indirect channel, primarily from increased equipment upgrades and gross customer additions, as well as an increase in the average commission per unit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $404 million, or 30.5%, in the three months ended June 30, 2009 and $853 million, or 32.5%, in the six months ended June 30, 2009, compared to the similar periods in 2008. This increase was primarily driven by depreciable property and equipment and finite-lived intangible assets acquired from Alltel which are not being divested, including its customer lists, as well as growth in depreciable assets through the three months ended June 30, 2009.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Operating Income	$4,459	$3,463	28.8	$8,730	$6,718	29.9

Operating income increased by $996 million, or 28.8%, in the three months ended June 30, 2009 and $2,012 million, or 29.9%, in the six months ended June 30, 2009, compared to the similar periods in 2008, primarily as a result of the acquisition of Alltel and the impact of operating revenue and operating expenses described above. Non-recurring or non-operational items not included in Domestic Wireless’s operating income totaled $181 million in the three months ended June 30, 2009 and $427 million in the six months ended June 30, 2009, which included acquisition charges and merger integration costs primarily related to the Alltel acquisition.

Wireline

The Wireline segment provides customers with communication services, including voice, broadband video and data, network access, long distance, and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

The results of operations presented below exclude the local exchange and related businesses in Maine, New Hampshire and Vermont that were spun-off on March 31, 2008.

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Mass Markets	$4,959	$4,947	0.2	$9,883	$9,839	0.4
Global Enterprise	3,704	3,972	(6.7)	7,447	7,848	(5.1)
Global Wholesale	2,409	2,605	(7.5)	4,798	5,237	(8.4)
Other	416	589	(29.4)	927	1,215	(23.7)

Total Wireline Operating Revenues	$11,488	$12,113	(5.2)	$23,055	$24,139	(4.5)

Switched access lines in service (‘000)				34,313	38,084	(9.9)

Broadband connections (‘000)				9,111	8,330	9.4
FiOS Internet subscribers (‘000)				3,082	1,974	56.1
FiOS TV subscribers (‘000)				2,517	1,382	82.1

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business accounts.

Mass Markets revenue during the three months ended June 30, 2009 increased $12 million, or 0.2%, and $44 million, or 0.4%, for the six months ended June 30, 2009, compared to the similar periods in 2008. The increase was primarily driven by expansion of consumer and business FiOS services (Voice, Internet and TV), which are typically sold in bundles, partially offset by the continued decline of local exchange revenues principally as a result of switched access line losses.

As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS customers, we have continued to grow our customer base and consistently improve penetration rates within our FiOS service areas. Our bundled pricing strategy allows us to provide competitive offerings to our customers and potential customers. Consequently, we added 186,000 net new broadband connections, including 303,000 net new FiOS Internet subscribers in the three months ended June 30, 2009. For the six months ended June 30, 2009, we added 438,000 net new broadband connections, including 601,000 net new FiOS Internet subscribers, for a total of 9.1 million broadband connections at June 30, 2009, including 3.1 million FiOS Internet subscribers, representing a 56.1% increase compared to June 30, 2008. In addition, we added 300,000 net new FiOS TV subscribers in the three months ended June 30, 2009 and 599,000 for the six months ended June 30, 2009, for a total of 2.5 million at June 30, 2009. As of June 30, 2009, we achieved penetration rates of 28.1% and 24.6% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 23.5% and 19.7% for FiOS Internet and FiOS TV, respectively, at June 30, 2008.

Partially offsetting the increase were lower local exchange revenues due to a 9.9% decline in switched access lines as of June 30, 2009 compared to June 30, 2008, primarily as a result of competition and technology substitution. Residential retail customers substituted traditional landline services for wireless, VoIP, broadband and cable services. At the same time, small business retail customers declined, primarily reflecting economic compression, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to traditional voice and data services, Global Enterprise offers managed and advanced products and solutions through our strategic services. This encompasses our focus areas of growth, including IP services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as private IP, private line, frame relay and asynchronous transfer mode (ATM) services, both domestically and internationally. In addition, Global Enterprise offers professional services in more than 30 countries around the world, supporting a range of solutions including network service, managing a move to IP-based unified communications and providing application performance support.

Global Enterprise revenues during the three months ended June 30, 2009 decreased $268 million, or 6.7%, and $401 million, or 5.1%, for the six months ended June 30, 2009, compared to the similar periods in 2008. The revenue decline was due to lower long distance and traditional circuit based data revenues and lower customer premises equipment revenue, combined with the negative effect of movements in foreign exchange rates versus the U.S. dollar. The decline in long distance revenue is driven by a 1.2% decline in MOUs compared to the three months ended June 30, 2008, due to continuing competitive rate pressures and global economic conditions which continue to adversely impact our business customers. The cumulative effect of unemployment is impacting usage volumes. Traditional circuit based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base migrated to next generation IP services. Partially offsetting these declines was an increase in IP and security solutions revenues. Global Enterprise services many customer accounts that are moving from core data products to more robust IP products. As a result, strategic services continues to be Global Enterprise’s fastest growing suite of offerings, accounting for the majority of the 3.0% and 5.2% increases in total strategic services revenue for the three and six months ended June 30, 2009, respectively, compared to the similar periods in 2008.

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

Global Wholesale revenues during the three months ended June 30, 2009 decreased $196 million, or 7.5%, and $439 million, or 8.4%, for the six months ended June 30, 2009, compared to the similar periods in 2008, primarily due to decreased MOUs in traditional voice products, and continued rate compression due to competition in the marketplace, partially offset by an increase in special access revenues.

Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Wholesale lines decreased 18.5% due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Changes in foreign exchange rates resulted in a revenue decline of approximately 1.8% in the first six months of 2009, compared to the similar period in 2008. However, special access revenue growth reflects continuing demand for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid cards. Revenues from other services during the three months ended June 30, 2009 decreased $173 million, or 29.4%, and $288 million, or 23.7% for the six months ended June 30, 2009, compared to the similar periods in 2008, mainly due to the discontinuation of non-strategic product lines and reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Cost of services and sales	$5,947	$5,997	(0.8)	$11,842	$12,078	(2.0)
Selling, general and administrative expense	2,726	2,808	(2.9)	5,492	5,504	(0.2)
Depreciation and amortization expense	2,260	2,245	0.7	4,475	4,454	0.5

Total Operating Expenses	$10,933	$11,050	(1.1)	$21,809	$22,036	(1.0)

Cost of Services and Sales

Cost of services and sales decreased $50 million, or 0.8%, in the three months ended June 30, 2009 and $236 million, or 2.0%, in the six months ended June 30, 2009, compared to the similar periods in 2008. The decreases were primarily due to lower costs associated with compensation, installation, repair and maintenance expenses as a result of fewer access lines, lower headcount and productivity improvements. Also contributing to the decreases were lower long distance MOUs and customer premise equipment costs, as well as favorable foreign exchange movements. Our FiOS TV and FiOS Internet cost of acquisition per addition also improved in the three months ended June 30, 2009, compared to a similar period in 2008. Partially offsetting these decreases were higher costs, such as content and customer acquisition costs, associated with our larger customer base at our growth businesses, including FiOS TV and FiOS Internet.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $82 million, or 2.9%, in the three months ended June 30, 2009 and $12 million, or 0.2%, in the six months ended June 30, 2009, compared to the similar periods in 2008. The decreases were primarily due to the decline in compensation expense and cost reduction initiatives as a result of lower headcount, as well as favorable foreign exchange movements. Partially offsetting the decreases were higher marketing costs related to our growth business.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $15 million, or 0.7%, in the three months ended June 30, 2009 and $21 million, or 0.5%, for the six months ended June 30, 2009, compared to the similar periods in 2008. The increase was driven by growth in depreciable telephone plant from capital spending, partially offset by lower rates of depreciation.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Operating Income	$555	$1,063	(47.8)	$1,246	$2,103	(40.8)

Operating income decreased $508 million, or 47.8%, in the three months ended June 30, 2009 and $857 million, or 40.8%, for the six months ended June 30, 2009, compared to the similar periods in 2008, due to the impact of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items not included in Wireline’s operating income totaled $394 million in the three and six months ended June 30, 2009, related to pension settlement losses. Non-recurring items during the three and six months ended June 30, 2008 totaled $36 million and $168 million, respectively, primarily for merger integration costs associated with the MCI acquisition and the costs incurred in connection with the transaction with FairPoint Communications Inc. related to network, non-network software and other activities.

Other Items

Merger Integration Costs

During the three and six months ended June 30, 2009, we recorded pretax charges of $181 million, of which $52 million is attributable to Verizon after-tax ($.02 per diluted share), and $339 million, of which $102 million is attributable to Verizon after-tax ($.03 per diluted share), respectively, for merger integration activities primarily related to the Alltel acquisition including trade name amortization, contract termination costs, and network integration activities.

During the three and six months ended June 30, 2008, we recorded pretax charges of $36 million ($22 million after-tax or $.01 per diluted share), and $65 million ($40 million after-tax or $.01 per diluted share), respectively, primarily comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising associated with the MCI acquisition.

Acquisition Related Charges

During the three and six months ended June 30, 2009, we recorded pretax charges of $47 million, of which $8 million is attributable to Verizon after-tax, and $345 million, of which $104 million is attributable to Verizon after-tax ($.04 per diluted share), respectively, primarily for transaction fees and costs associated with the Alltel acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

Severance, Pension and Benefit Charges

During the three and six months ended June 30, 2009, we recorded pension settlement losses of $416 million ($253 million after-tax or $.09 per diluted share) related to employees that received lump-sum distributions primarily resulting from our previous separation plans in which prescribed payment thresholds have been reached.

Telephone Access Lines Spin-off

During the six months ended June 30, 2008, we recorded pretax charges of $103 million ($81 million after-tax or $.03 per diluted share) for costs incurred related to network, non-network software and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the closing of the transaction with FairPoint Communications Inc., as well as professional advisory and legal fees in connection with this transaction.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Cash Flows Provided By (Used In)
Operating activities	$14,137	$12,635	$1,502
Investing activities	(13,278)	(22,268)	8,990
Financing activities	(9,821)	9,062	(18,883)

Decrease In Cash and Cash Equivalents	$(8,962)	$(571)	$(8,391)

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

We manage our capital structure to balance our cost of capital and the need for financial flexibility. The mix of debt and equity is intended to allow us to maintain ratings in the “A” category from the primary rating agencies. Although conditions in the credit markets during the second half of 2008 did not have a significant impact on our ability to obtain financing, such conditions, along with our need to finance acquisitions and our purchase of licenses acquired in the 700 MHz auction, resulted in higher fixed interest rates on borrowings than those we have paid in recent years.

Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of up to $4 billion of additional unsecured debt or equity securities. We also issue short-term debt through an active commercial paper program and have a $5.3 billion credit facility to support such commercial paper issuances. Over the previous twelve months we have raised capital from a variety of public and private sources in both domestic and international markets to fund the acquisition of Alltel, to refinance Alltel debt, to fund the acquisition of wireless spectrum licenses by Verizon Wireless, and to repay maturing debt, including commercial paper.

During the first half of 2009, Domestic Wireless used cash generated from operations and net proceeds from the sale of notes to repay the borrowings under the credit facility that was utilized to complete the acquisition of Alltel. Verizon issued $2.75 billion of notes to repay maturing debt, including commercial paper, and for general corporate purposes.

We believe that based on current market conditions, we will continue to have the necessary access to capital markets.

The disruption in the global financial markets during the second half of 2008 has affected some of the financial institutions with which we do business. A continued sustained decline in the stability of financial institutions could affect our access to financing. In addition, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance our existing indebtedness.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities for the six months ended June 30, 2009 increased by $1.5 billion, compared to the similar period in 2008, primarily driven by higher earnings at Domestic Wireless in part due to the acquisition of Alltel. Partially offsetting the increase in net cash provided by operating activities were payments totaling $0.5 billion to settle the acquired Alltel interest rate swaps and net distributions from Vodafone Omnitel that were $0.3 billion lower compared to the prior period.

Cash Flows Used In Investing Activities

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. We are directing our capital spending primarily toward higher growth markets. Our 2009 capital program includes capital to fund the introduction of advanced networks and services, including FiOS, the continued expansion of our core networks, including our IP and wireless EV-DO networks, integration activities, maintenance and support for our legacy voice networks and other expenditures. During 2009, we have also begun to develop our wireless LTE network. The amount and the timing of the Company’s capital expenditures within these broad categories can vary significantly as a result of a variety of factors outside our control, including, for example, accelerations or delays in obtaining franchises or material weather events. We are not subject to any agreement that would constrain our ability to control our capital expenditures by requiring material capital expenditures on a designated schedule or upon the occurrence of designated events. We believe that we have sufficient discretion over the amount and timing of our capital expenditures on a company-wide basis that we can reasonably expect to have lower capital expenditures in 2009 than in 2008, excluding Alltel-related capital. We expect that 2009 capital expenditures, excluding Alltel-related capital, will be at least $0.5 billion less than capital expenditures in 2008, and that 2009 capital expenditures including Alltel-related capital will be in the range of $17.4 billion to $17.8 billion.

We expect that, after the integration of the Alltel network, we will incur lower capital expenditures than the Company and Alltel would have incurred separately due to the potential achievement of greater volume discounts from vendors based on the combined purchasing amounts, as well as the elimination of the purchasing of duplicate network assets in the combined coverage areas.

During the six months ended June 30, 2009, capital expenditures were $8.1 billion, or 15.1%, of revenue. During the similar period in 2008, capital expenditures were $8.4 billion, or 17.5%, of revenue. Including capitalized software, we invested $3.3 billion in Domestic Wireless during the first six months of 2009 and 2008. In the first six months of 2009, we invested $4.3 billion in Wireline, compared with $4.8 billion in the similar period of 2008.

On January 9, 2009, Verizon Wireless paid approximately $5.9 billion for the equity of Alltel which was partially offset by $1.0 billion of cash acquired at closing.

On March 20, 2008, the Federal Communications Commission (FCC) announced that Verizon Wireless was the successful bidder for twenty-five 12 MHz licenses in the A-Block frequency, seventy-seven 12 MHz licenses in the B-Block frequency and seven 22 MHZ licenses (nationwide with the exception of Alaska) in the C-Block frequency, with an aggregate bid price of $9.4 billion. Verizon Wireless paid the FCC a $0.9 billion deposit in January 2008 and the remaining balance in April 2008. On June 10, 2008, in connection with the announcement of the Alltel transaction, Verizon Wireless purchased from third parties approximately $5.0 billion aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4.8 billion plus accrued and unpaid interest.

Cash Flows Provided by (Used In) Financing Activities

During the six months ended June 30, 2009, net cash used in financing activities was $9.8 billion, compared with the net cash provided by financing activities of $9.1 billion in the similar period in 2008. Net proceeds from borrowings during the six months ended June 30, 2009 were approximately $12.0 billion. Cash flows used in financing activities primarily included net debt repayments of $18.3 billion and dividend payments of $2.6 billion.

Our total debt at June 30, 2009 increased by $13.0 billion during the first half of 2009, compared to the similar period in 2008. Verizon Wireless issued $9.3 billion of fixed and floating rate debt with varying maturities and utilized a credit facility to complete the acquisition of Alltel as described below. The increase in debt at June 30, 2009 also reflects approximately $2.3 billion of assumed Alltel debt owed to third parties. Verizon Communications issued $2.8 billion of fixed rate debt with varying maturities.

Verizon Wireless

On December 19, 2008, Verizon Wireless and Verizon Wireless Capital LLC as the borrowers, entered into a $17.0 billion credit facility (Bridge Facility). On January 9, 2009, Verizon Wireless borrowed $12.4 billion under the Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. Through June 30, 2009, Verizon Wireless used cash generated from operations and the net proceeds from the sale of the notes described below to repay all of the borrowings under the Bridge Facility. As of June 30, 2009, no borrowings were outstanding under the Bridge Facility and the commitments under the Bridge Facility have been terminated.

In connection with the Alltel acquisition, Verizon Wireless assumed approximately $23.9 billion of debt, of which approximately $2.3 billion remains outstanding to third parties as of June 30, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $0.2 billion aggregate principal amount was redeemed for a loss that was not significant.

In February 2009, Verizon Wireless and Verizon Wireless Capital LLC co-issued $4.3 billion aggregate principal amount of three and five-year fixed rate notes in a private placement resulting in cash proceeds of $4.2 billion, net of discounts and issuance costs. In May 2009, Verizon Wireless and Verizon Wireless Capital LLC co-issued $4.0 billion aggregate principal amount of two-year fixed and floating rate notes in a private placement resulting in cash proceeds of approximately $4.0 billion, net of discounts and issuance costs.

In June 2009, Verizon Wireless issued in a private placement $1.0 billion aggregate principal amount of floating rate notes due 2011. Commencing on December 27, 2009 and on each interest payment date thereafter, both the note holders and Verizon Wireless have the right to require settlement of all or a portion of these notes at par. Accordingly, the notes are classified as current maturities in the condensed consolidated balance sheet.

Cellco Partnership (d/b/a Verizon Wireless) and Verizon Wireless Capital LLC filed a registration statement with the SEC on July 6, 2009 to register a total of approximately $11.8 billion of new notes which may, once the registration statement is declared effective by the SEC, be exchanged for privately placed debt with similar terms, pursuant to the requirements of registration rights agreements. The privately placed debt includes the debt issued in November of 2008, as well as February and May of 2009. This Report on Form 10-Q does not constitute an offer of any securities for sale.

Other, net financing activities in the first half of 2009 included the buyout of wireless partnerships in which our ownership interests increased as a result of the acquisition of Alltel.

Verizon Communications

In March 2009, Verizon issued $1.8 billion of 6.35% notes due 2019 and $1.0 billion of 7.35% notes due 2039, resulting in cash proceeds of $2.7 billion, net of discounts and issuance costs, which was used to reduce our commercial paper borrowings, repay maturing debt and for general corporate purposes. In December 2008, we entered into a $0.2 billion vendor provided credit facility and in January 2009, we borrowed the entire amount available under this facility. During the first half of 2009, $0.2 billion of 5.5% notes issued by the Verizon California Inc. and $0.2 billion of 5.875% notes issued by Verizon New England Inc. matured and were repaid. Additionally, during the first half of 2009, $0.5 billion of 7.51% notes issued by GTE Corporation and $0.5 billion of floating rate notes issued by Verizon matured and were repaid.

On April 15, 2009, we terminated all commitments under our $6.0 billion three-year credit facility with a syndicate of lenders that was scheduled to mature in September 2009 and entered into a new $5.3 billion 364-day credit facility with a group of major financial institutions. As of June 30, 2009, the unused borrowing capacity under the 364-day credit facility was approximately $5.2 billion. Approximately $0.1 billion of stand-by letters of credit are outstanding under the new credit facility.

The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The credit facility contains provisions that permit us to convert any borrowings that are outstanding at maturity to a term loan with a maturity date of one year from the original maturity date of the credit facility. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

We have a shelf registration available for the issuance of up to $4.0 billion of additional unsecured debt or equity securities.

Our ratio of debt to debt combined with Verizon’s equity was 60.3% at June 30, 2009 compared to 55.5% at December 31, 2008.

Credit Ratings

There were no changes to the credit ratings of Verizon Communications and/or Cellco Partnership (d/b/a Verizon Wireless) from those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows Provided by Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2008. While we do not anticipate a ratings downgrade, the three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Verizon Communications and/or Cellco Partnership in the future including sustained leverage levels at Verizon Communications and/or Cellco Partnership resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; (ii) failure to achieve significant synergies in the Alltel integration; (iii) accelerated wireline losses; or (iv) a material acquisition or sale of operations that causes a material deterioration in its credit metrics. A ratings downgrade would increase the cost of refinancing existing debt and might constrain Verizon Communications’ access to certain short-term debt markets.

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

In addition, Cellco Partnership is required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments, as defined in the related credit agreement, not in excess of 3.25 to 1.0 times for such period. At June 30, 2009, the leverage ratio was 1.5 to 1.0 times.

As of June 30, 2009, we and our consolidated subsidiaries were in compliance with all of our debt covenants.

Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2009 totaled $0.8 billion, a $9.0 billion decrease compared to Cash and cash equivalents at December 31, 2008, primarily related to the acquisition of Alltel, net of cash acquired.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We do not expect that our net income, liquidity and cash flows will be materially affected by these risk management strategies.

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At June 30, 2009, our primary translation exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2009, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations, with the exception of the $4.44 billion three-year term loan, are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheet as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $197 million and $415 million at June 30, 2009 and December 31, 2008, respectively, and are included in Other assets and Long-term debt. As of June 30, 2009, the total notional amount of these interest rate swaps was $3 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 2008 Verizon Wireless and Verizon Wireless Capital LLC debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets at June 30, 2009 was approximately $302 million. For the three and six months ended June 30, 2009, a pretax gain of $318 million and $297 million, respectively, was recognized in Other comprehensive income, of which $218 million and $119 million, respectively, were reclassified from Accumulated other comprehensive loss to Other income and (expense), net to offset the related pretax foreign currency transaction loss on the underlying debt obligation.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, Verizon Wireless acquired seven interest rate swap agreements with a notional value of $9.5 billion that pay fixed and receive variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. We have settled all of these agreements using cash generated from operations as of June 30, 2009. Changes in the fair value of these swaps were recorded in earnings. The gain recognized upon settlement in the condensed consolidated statements of income was not significant.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into privately negotiated prepaid forward agreements for approximately $390 million in Verizon shares, which are included in Other assets. Changes in the fair value of the agreements, which were not significant during the three and six months ended June 30, 2009, were included in Selling, general and administrative expense and Cost of services and sales.

Other Factors That May Affect Future Results

Recent Developments

Telephone Access Lines Spin-off

On May 13, 2009, we announced that we will spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco will merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be held by Spinco are currently included in Verizon’s continuing operations.

Depending on the trading prices of Frontier common stock prior to the closing of the merger, Verizon stockholders will collectively own between approximately 66% and 71% of Frontier’s outstanding equity immediately following the closing of the merger, and Frontier stockholders will collectively own between approximately 29% and 34% of Frontier’s outstanding equity immediately following the closing of the merger (in each case, before any closing adjustments). The actual number of shares of common stock to be issued by Frontier in the merger will be calculated based upon several factors, including the average trading price of Frontier common stock during a pre-closing measuring period subject to a collar mechanism, the total number of Verizon shares outstanding at that time and other closing adjustments. Verizon will not own any shares of Frontier after the merger.

Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon stockholders in lieu of fractional shares.

In connection with the spin-off, Verizon will receive from Spinco approximately $3.3 billion in value through a combination of a special cash payment to Verizon, a reduction in Verizon’s consolidated indebtedness, and, in certain circumstances, the issuance to Verizon of debt securities of Spinco. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming no closing adjustments.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close during the second quarter of 2010.

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement and plan of merger with Alltel, a provider of wireless voice and advanced data services to residential and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire 100% of the equity of Alltel in an all-cash merger. After satisfying all closing conditions, including receiving the required regulatory approvals, Verizon Wireless closed the acquisition on January 9, 2009, and paid approximately $5.9 billion for the equity of Alltel. At closing, the Alltel debt associated with the transaction, net of cash acquired, was approximately $22.9 billion.

As a condition of the regulatory approvals that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for $2.35 billion in cash. Verizon Wireless expects the transaction with AT&T Mobility to close within the next 12 months. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets for $200 million in cash. Verizon Wireless expects the transaction with ATN to close during the second half of 2009. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

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

Regulatory and Competitive Trends

The information set forth below updates the corresponding information in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2008.

FCC Regulation

Wireless Services

Verizon Wireless participated in the FCC’s auction of spectrum in the 700 MHz band, and was the high bidder on 109 700 MHz licenses. The FCC granted all of those licenses to Verizon Wireless on November 26, 2008. The 700 MHz spectrum was used for UHF television operations, but by law those operations ceased on June 12, 2009.

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

Other Recent Accounting Pronouncements

In December 2008, an accounting pronouncement was issued regarding employers’ disclosures about postretirement benefit plan assets which requires us, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The adoption of this pronouncement is not expected to have a significant impact on our consolidated financial statements.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

•	our ability to complete acquisitions and dispositions;

•	our ability to successfully integrate Alltel Corporation into Verizon Wireless’s business and achieve anticipated benefits of the acquisition; and

•	the inability to implement our business strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2009.

We completed the acquisition of Alltel Corporation on January 9, 2009, at which time Alltel became a subsidiary of Verizon. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through June 30, 2009, and believe that the internal controls and procedures of Alltel have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former Alltel into our internal control over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former Alltel. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon, and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of certain specified certifications. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings. Based on this submission, the court ordered dismissal of the complaints on June 3, 2009. Time to appeal that order has not yet expired.

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

Item 1A. Risk Factors

Information related to our risk factors is disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2009. At June 30, 2009, the maximum number of shares that may be purchased by Verizon or any “affiliated purchaser” of Verizon, as defined by Rule 10b-18(a)(3) under the Exchange Act, under our share buyback program was 60,015,938.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held on May 7, 2009. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Shareholders of Verizon Communications Inc. voting in the election of Directors (the “Total Vote”) was 2,386,884,317 or 84.03% of the common shares outstanding on March 9, 2009, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast For	Votes Cast Against	Abstentions
Richard L. Carrión	2,196,501,489	157,101,348	33,281,480
M. Frances Keeth	2,284,982,711	69,596,557	32,305,049
Robert W. Lane	2,187,269,967	167,100,139	32,514,211
Sandra O. Moose	2,232,985,203	121,749,650	32,149,464
Joseph Neubauer	2,135,185,680	218,587,351	33,111,286
Donald T. Nicolaisen	2,278,641,369	75,567,843	32,675,105
Thomas H. O’Brien	2,259,612,453	95,000,013	32,271,851
Clarence Otis, Jr.	2,169,683,525	184,548,232	32,652,560
Hugh B. Price	2,207,659,338	146,582,447	32,642,532
Ivan G. Seidenberg	2,249,339,788	108,088,746	29,455,783
John W. Snow	2,194,815,064	160,769,259	31,299,994
John R. Stafford	2,248,562,322	105,749,508	32,572,487

(b)	The appointment of Ernst & Young LLP as independent registered public accounting firm for 2009 was ratified with 2,305,841,719 votes for, 59,761,950 votes against, and 21,280,648 abstentions.

(c)	A proposal regarding Advisory Vote Related to Executive Compensation was approved with 2,085,094,157 votes for, 228,272,852 votes against, and 73,517,308 abstentions.

(d)	A proposal regarding Approval of Long-Term Incentive Plan was approved with 1,682,806,424 votes for, 269,208,459 votes against, 27,005,423 abstentions and 407,864,011 broker non-votes.

(e)	A proposal regarding Approval of Short-Term Incentive Plan was approved with 1,738,025,089 votes for, 212,936,902 votes against, 28,058,315 abstentions and 407,864,011 broker non-votes.

(f)	A shareholder proposal regarding Prohibiting the Grant of Stock Options was defeated with 203,290,748 votes for, 1,748,817,917 votes against, 26,911,641 abstentions and 407,864,011 broker non-votes.

(g)

A shareholder proposal regarding Shareholder Ability to Call Special Meeting was approved with 988,644,400 votes for, 965,167,774 votes against, 25,208,132 abstentions and 407,864,011 broker non-votes.

(h)	A shareholder proposal regarding Separate Offices of Chairman and CEO was defeated with 443,795,322 votes for, 1,510,689,499 votes against, 24,535,485 abstentions and 407,864,011 broker non-votes.

(i)	A shareholder proposal regarding Cumulative Voting was defeated with 764,689,515 votes for, 1,184,252,383 votes against, 30,078,408 abstentions and 407,864,011 broker non-votes.

(j)

A shareholder proposal regarding Shareholder Approval of Benefits Paid After an Executive’s Death was defeated with 709,811,833 votes for, 1,243,282,051 votes against, 25,926,422 abstentions and 407,864,011 broker non-votes.

Item 5. Other Information

On July 28, 2009, Verizon Communications Inc. (the “Company”) and Doreen A. Toben, formerly the Company’s Executive Vice President and Chief Financial Officer, entered into a one-year Consultant Agreement (the “Agreement”) effective as of August 1, 2009. Subject to the terms of the Agreement, the Company will pay Ms. Toben $125,000 per month for consulting services provided to the Company.

The foregoing description is qualified in its entirety by the terms of the Agreement, which is filed herewith as Exhibit 10f and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number

2.1	Agreement and Plan of Merger dated as of May 13, 2009 by and among Verizon Communications Inc., New Communications Holdings Inc. and Frontier Communications Corporation.

2.1(i) Amendment No. 1 to Agreement and Plan of Merger.

10a	Distribution Agreement by and between Verizon Communications Inc. and New Communications Holdings Inc. dated as of May 13, 2009.

10a(i) Amendment No. 1 to Distribution Agreement.

10b	Aircraft Time Sharing Agreement.

10c	Form of Addendum to Employment Agreement between Verizon and Band 1 Senior Management Employee.

10d	Addendum to Employment Agreement between Verizon and Dennis F. Strigl.

10e	Summary Plan Description of Verizon Executive Deferral Plan.

10f	Consultant Agreement between Verizon and Doreen A. Toben.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: July 30, 2009	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of May 13, 2009 by and among Verizon Communications Inc., New Communications Holdings Inc. and Frontier Communications Corporation.

2.1(i) Amendment No. 1 to Agreement and Plan of Merger.

10a	Distribution Agreement by and between Verizon Communications Inc. and New Communications Holdings Inc. dated as of May 13, 2009.

10a(i) Amendment No. 1 to Distribution Agreement.

10b	Aircraft Time Sharing Agreement.

10c	Form of Addendum to Employment Agreement between Verizon and Band 1 Senior Management Employee.

10d	Addendum to Employment Agreement between Verizon and Dennis F. Strigl.

10e	Summary Plan Description of Verizon Executive Deferral Plan.

10f	Consultant Agreement between Verizon and Doreen A. Toben.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.