Form 10-Q
period 2009-09-30
VERIZON COMMUNICATIONS INC
filed 2009-10-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

At September 30, 2009, 2,840,648,086 shares of the registrant’s common stock were outstanding, after deducting 126,962,033 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2009	2008	2009	2008

Operating Revenues	$27,265	$24,752	$80,717	$72,709

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,996	10,048	31,785	29,031
Selling, general and administrative expense	8,111	6,879	23,543	19,808
Depreciation and amortization expense	4,172	3,652	12,291	10,818

Total Operating Expenses	23,279	20,579	67,619	59,657

Operating Income	3,986	4,173	13,098	13,052
Equity in earnings of unconsolidated businesses	166	211	422	458
Other income and (expense), net	13	105	77	220
Interest expense	(704)	(440)	(2,416)	(1,302)

Income Before Provision For Income Taxes	3,461	4,049	11,181	12,428
Provision for income taxes	(574)	(850)	(1,924)	(2,776)

Net Income	$2,887	$3,199	$9,257	$9,652

Net income attributable to noncontrolling interest	$1,711	$1,530	$4,953	$4,459
Net income attributable to Verizon	1,176	1,669	4,304	5,193

Net Income	$2,887	$3,199	$9,257	$9,652

Basic Earnings Per Common Share
Net income attributable to Verizon	$.41	$.59	$1.51	$1.82
Weighted-average shares outstanding (in millions)	2,841	2,844	2,841	2,852

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.41	$.59	$1.51	$1.82
Weighted-average shares outstanding (in millions)	2,841	2,845	2,841	2,854

Dividends declared per common share	$.475	$.460	$1.395	$1.320

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2009	At December 31, 2008

Assets
Current assets
Cash and cash equivalents	$1,216	$9,782
Short-term investments	474	509
Accounts receivable, net of allowances of $964 and $941	12,489	11,703
Inventories	2,554	2,092
Prepaid expenses and other	5,290	1,989

Total current assets	22,023	26,075

Plant, property and equipment	226,470	215,605
Less accumulated depreciation	135,636	129,059

	90,834	86,546

Investments in unconsolidated businesses	3,808	3,393
Wireless licenses	71,899	61,974
Goodwill	22,190	6,035
Other intangible assets, net	6,948	5,199
Other investments	–	4,781
Other assets	8,702	8,349

Total assets	$226,404	$202,352

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,443	$4,993
Accounts payable and accrued liabilities	14,643	13,814
Other	7,219	7,099

Total current liabilities	27,305	25,906

Long-term debt	57,374	46,959
Employee benefit obligations	31,881	32,512
Deferred income taxes	18,652	11,769
Other liabilities	6,610	6,301

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares and 2,967,610,119 shares issued)	297	297
Contributed capital	40,100	40,291
Reinvested earnings	19,591	19,250
Accumulated other comprehensive loss	(12,058)	(13,372)
Common stock in treasury, at cost	(4,834)	(4,839)
Deferred compensation – employee stock ownership plans and other	90	79
Noncontrolling interest	41,396	37,199

Total equity	84,582	78,905

Total liabilities and equity	$226,404	$202,352

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2009	2008

Cash Flows from Operating Activities
Net Income	$9,257	$9,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,291	10,818
Employee retirement benefits	2,533	1,232
Deferred income taxes	2,672	2,240
Provision for uncollectible accounts	917	724
Equity in earnings of unconsolidated businesses, net of dividends received	21	303
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,337)	(2,458)
Other, net	(2,236)	(2,577)

Net cash provided by operating activities	23,118	19,934

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,450)	(12,575)
Acquisitions of licenses, investments and businesses, net of cash acquired	(5,627)	(15,978)
Net change in short-term investments	78	1,238
Other, net	51	(567)

Net cash used in investing activities	(17,948)	(27,882)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	12,040	12,552
Repayments of long-term borrowings and capital lease obligations	(18,966)	(3,398)
Increase (decrease) in short-term obligations, excluding current maturities	(1,454)	4,132
Dividends paid	(3,920)	(3,687)
Proceeds from sale of common stock	–	16
Purchase of common stock for treasury	–	(1,369)
Other, net	(1,436)	(755)

Net cash provided by (used in) financing activities	(13,736)	7,491

Decrease in cash and cash equivalents	(8,566)	(457)
Cash and cash equivalents, beginning of period	9,782	1,153

Cash and cash equivalents, end of period	$1,216	$696

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon, or the Company) Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. We have evaluated subsequent events through October 29, 2009, the date these condensed consolidated financial statements were filed with the SEC. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

On January 1, 2009, we adopted the accounting standard relating to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. As required by this standard, we retrospectively changed the classification and presentation of noncontrolling interest in our financial statements for all prior periods, which we previously referred to as minority interest. The adoption of this standard also resulted in a lower effective income tax rate for the Company due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone), noncontrolling partnership interest in Income before the provision for income taxes. However, the income tax provision was not adjusted as a result of adopting this standard.

The adoption of the following accounting standards and updates during the first nine months of 2009 did not result in a significant impact to our condensed consolidated financial statements:

On January 1, 2009, we adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon our adoption of this standard, we were required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

On January 1, 2009, we adopted the accounting standard relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.

On January 1, 2009, we adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

On June 15, 2009, we adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting standard designed to create greater clarity and consistency in accounting for, and presenting impairment losses on, debt securities. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On June 15, 2009, we adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased, which also provides guidance for identifying transactions that are not orderly. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

On August 28, 2009 we adopted the accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all interim and annual reporting periods upon issuance.

Other Recent Accounting Standards

In December 2008, the accounting standard regarding employers’ disclosures about postretirement benefit plan assets was updated to require us, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods as of January 1, 2010. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this new standard update will have on our consolidated financial statements.

Earnings Per Common Share

There were no dilutive stock options outstanding to purchase shares included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2009. There were 1 million and 2 million weighted-average dilutive shares included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2008, respectively. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 111 million weighted-average shares and 115 million weighted-average shares for the three and nine months ended September 30, 2009, respectively, and approximately 160 million weighted-average shares and 154 million weighted-average shares, for the three and nine months ended September 30, 2008, respectively.

2.	Acquisitions

Acquisition of Alltel Corporation

On June 5, 2008, Cellco Partnership doing business as Verizon Wireless (Verizon Wireless) entered into an agreement and plan of merger with Alltel Corporation (Alltel), a provider of wireless voice and data services to consumer and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5.9 billion. Verizon Wireless closed the transaction on January 9, 2009.

We expect to experience substantial operational benefits from the acquisition of Alltel, including additional combined overall cost savings from reduced roaming costs by moving more traffic to our own network, reduced network-related costs from the elimination of duplicate facilities, consolidation of platforms, efficient traffic consolidation, and reduced overall expenses relating to advertising, overhead and headcount. We expect reduced combined capital expenditures as a result of greater economies of scale and the rationalization of network assets. We believe that the use of the same technology platform is facilitating the integration of Alltel’s network operations with ours.

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

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market other than interest rate swaps (see Note 5) and long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of wireless licenses and customer relationships. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized in combination with the income approach for certain acquired investments. Additionally, Alltel historically conducted business operations in certain markets through non-wholly owned entities (Managed Partnerships). The fair value of the noncontrolling interests in these Managed Partnerships as of the acquisition date of approximately $583 million was estimated by using a market approach. The market approach indicates value based on financial multiples available for similar entities and adjustments for the lack of control or lack of marketability that market participants would consider in determining fair value of the Managed Partnerships. The fair value of the majority of the long-term debt assumed and held was primarily valued using quoted market prices.

The following table summarizes the consideration paid and the preliminary allocation to the assets acquired, including cash acquired of $1.0 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Alltel’s noncontrolling partnership interests:

(dollars in millions)	As of January 9, 2009	Adjustments	Adjusted as of January 9, 2009
Cash consideration:
Cash payments to Alltel’s equity holders	$5,782	$–	$5,782
Other cash payments	143	–	143

Total purchase price	$5,925	$–	$5,925

Assets acquired
Current assets	$2,778	$(7)	$2,771
Plant, property and equipment	3,404	109	3,513
Wireless licenses	8,808	636	9,444
Goodwill	16,573	(366)	16,207
Intangible assets subject to amortization	2,370	22	2,392
Other assets	2,688	(159)	2,529

Total assets acquired	36,621	235	36,856

Liabilities assumed
Current liabilities	1,810	(25)	1,785
Long-term debt	23,929	–	23,929
Deferred income taxes and other liabilities	4,800	233	5,033

Total liabilities assumed	30,539	208	30,747

Net assets acquired	6,082	27	6,109
Noncontrolling interest	(490)	(27)	(517)
Contributed capital	333	–	333

	$5,925	$–	$5,925

Adjustments to the preliminary purchase price allocation are primarily related to updated valuations in the preliminary appraisals of identifiable intangible and tangible assets as well as the acquired liabilities, deferred taxes and noncontrolling interests. Included in the above purchase price allocation is $2.1 billion of net assets to be divested as a condition of the regulatory approval as described below.

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

Alltel Divestiture Markets

As a condition of the regulatory approvals that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless. As of September 30, 2009, total assets to be divested of $2.6 billion and total liabilities to be divested of $0.2 billion, are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheets as a result of entering into the transactions described below.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for $2.35 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets, for $200 million in cash. Verizon Wireless is targeting to close both the AT&T and ATN transactions by the end of 2009. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

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

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the merger; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2008, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Alltel was completed as of January 1, 2008:

(dollars in millions, except per share amounts)	Three months ended September 30, 2008	Nine months ended September 30, 2008

Operating revenues	$27,099	$79,475
Net income attributable to Verizon	1,683	5,235

Earnings per common share from net income attributable to Verizon:
Basic	.60	1.84
Diluted	.59	1.83

Consolidated results of operations reported during the nine months ended September 30, 2009 were not significantly different than the pro forma consolidated results of operations assuming the acquisition of Alltel was completed on January 1, 2009.

Acquisition of Rural Cellular Corporation

On August 7, 2008, Verizon Wireless acquired 100% of the outstanding common stock and redeemed all of the preferred stock of Rural Cellular Corporation (Rural Cellular) in a cash transaction valued at approximately $1.3 billion.

The acquisition of Rural Cellular has been accounted for as a business combination under the purchase method. The following table summarizes the allocation of the acquisition cost to the assets acquired, including cash acquired of $42 million, and liabilities assumed as of the acquisition date:

(dollars in millions)	Adjusted as of August 7, 2008

Assets acquired
Wireless licenses	$1,095
Goodwill	925
Intangible assets subject to amortization	206
Other assets	971

Total assets acquired	3,197

Liabilities assumed
Long-term debt	1,505
Deferred income taxes and other liabilities	376

Total liabilities assumed	1,881

Net assets acquired	$1,316

Included in Other assets are assets that were divested of $485 million. On December 22, 2008, we exchanged these assets and an additional cellular license with AT&T for assets having a total aggregate value of approximately $495 million.

Merger Integration and Acquisition Costs

During the three and nine months ended September 30, 2009, we recorded pretax charges of $277 million, of which $103 million is attributable to Verizon after-tax, and $961 million, of which $309 million is attributable to Verizon after-tax, respectively, primarily related to the Alltel acquisition comprised of trade name amortization, re-branding initiatives and handset conversion costs. Additionally, the nine months ended September 30, 2009 also included transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

During the three and nine months ended September 30, 2008, we recorded pretax charges of $50 million ($32 million after-tax), and $115 million ($72 million after-tax), respectively, primarily comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising associated with the MCI acquisition.

Other

On May 8, 2009, Verizon Wireless entered into an agreement with AT&T to purchase certain assets of Centennial Communications Corporation (Centennial) for $240 million, contingent on AT&T completing its acquisition of Centennial.

3.	Dispositions

2009

On May 13, 2009, we announced that we will spin-off a subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco will merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless.

Depending on the trading prices of Frontier common stock prior to the closing of the merger, Verizon stockholders will collectively own between approximately 66% and 71% of Frontier’s outstanding equity immediately following the closing of the merger, and Frontier stockholders will collectively own between approximately 29% and 34% of Frontier’s outstanding equity immediately following the closing of the merger (in each case, before any closing adjustments). The actual number of shares of common stock to be issued by Frontier in the merger will be calculated based upon several factors, including the average trading price of Frontier common stock during a pre-closing measuring period (subject to a collar) and other closing adjustments. Verizon will not own any shares of Frontier after the merger.

Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon stockholders in lieu of fractional shares.

In connection with the spin-off, Verizon will receive from Spinco approximately $3.3 billion in value through a combination of a special cash payment to Verizon, a reduction in Verizon’s consolidated indebtedness, and, in certain circumstances, the issuance to Verizon of debt securities of Spinco. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming the average trading price of Frontier common stock during the pre-closing measuring period is within the collar and no closing adjustments.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close during the second quarter of 2010.

During the three and nine months ended September 30, 2009, we recorded pretax charges of $62 million ($41 million after-tax), for costs incurred related to the separation of the wireline facilities and operations in the markets to be divested to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier, as well as professional advisory and legal fees in connection with this transaction.

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

During the nine months ended September 30, 2008, we recorded pretax charges of $103 million ($81 million after-tax), for costs incurred related to the separation of the wireline facilities and operations in Maine, New Hampshire and Vermont from Verizon at the closing of the transaction, as well as for professional advisory and legal fees in connection with this transaction.

4.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of wireless licenses are as follows:

(dollars in millions)
Balance at December 31, 2008	$61,974
Wireless licenses acquired (Note 2)	9,444
Capitalized interest on wireless licenses	548
Reclassifications, adjustments and other	(67)

Balance at September 30, 2009	$71,899

Reclassifications, adjustments and other primarily include the reclassification of wireless licenses associated with the pre-merger operations of Verizon Wireless that are included in the Alltel Divestiture Markets (see Note 2) and included in Prepaid expenses and other in the accompanying condensed consolidated financial statements. As of September 30, 2009, and December 31, 2008, $12.1 billion and $12.4 billion, respectively, of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Renewals of licenses have occurred routinely and at nominal costs, which are expensed as incurred. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset. The average remaining renewal period of our wireless license portfolio was 8.1 years as of September 30, 2009.

Goodwill

Changes in the carrying amount of goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at December 31, 2008	$1,297	$4,738	$6,035
Acquisitions (Note 2)	16,207	–	16,207
Reclassifications, adjustments and other	(49)	(3)	(52)

Balance at September 30, 2009	$17,455	$4,735	$22,190

Reclassifications, adjustments and other primarily include the reclassification of goodwill associated with the pre-merger operations of Verizon Wireless that are included in the Alltel Divestiture Markets (see Note 2) as held for sale and included in Prepaid expenses and other in the accompanying condensed consolidated financial statements.

Other Intangible Assets

The following table displays the details of other intangible assets:

	At September 30, 2009			At December 31, 2008

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists (6 to 8 years)	$3,133	$(865)	$2,268	$1,415	$(595)	$820
Non-network internal-use software (2 to 7 years)	8,335	(4,244)	4,091	8,099	(4,102)	3,997
Other (1 to 25 years)	855	(266)	589	465	(83)	382

Total	$12,323	$(5,375)	$6,948	$9,979	$(4,780)	$5,199

Customer lists, Non-network software and Other at September 30, 2009, include $2,392 million related to the Alltel acquisition. Amortization expense was $496 million and $1,469 million during the three and nine months ended September 30, 2009, respectively. Amortization expense was $352 million and $1,022 million during the three and nine months ended September 30, 2008, respectively. Amortization expense is estimated to be $1,985 million for the full year 2009, $1,811 million in 2010, $1,455 million in 2011, $1,177 million in 2012 and $940 million in 2013.

During 2008, we entered into an agreement to acquire a non-exclusive license (the IP License) to a portfolio of intellectual property owned by an entity formed for the purpose of acquiring and licensing intellectual property. We paid an initial fee of $100 million for the IP License, which is included in Other intangible assets, net and is being amortized over the estimated average remaining lives of the licensed intellectual property. In addition, we executed a subscription agreement (with a capital commitment up to $250 million, of which approximately $184 million remains to be funded at September 30, 2009, as required, through 2012) to become a member in a limited liability company (the LLC) formed by the same entity for the purpose of acquiring and licensing additional intellectual property. In connection with this investment, we will receive non-exclusive license rights to certain intellectual property acquired by the LLC for an annual license fee.

5.	Fair Value Measurements

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2009:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments	$267	$207	$–	$474
Investments in unconsolidated businesses	376	–	–	376
Other assets	–	1,422	–	1,422

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

The fair value of our short-term and long-term debt, excluding capital leases, is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates. The fair value of our long-term and short-term debt, excluding capital leases, was approximately $68 billion and $53 billion at September 30, 2009 and December 31, 2008, respectively, as compared to the carrying value of approximately $63 billion and $52 billion at September 30, 2009 and December 31, 2008, respectively.

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheet as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $248 million and $415 million at September 30, 2009 and December 31, 2008, respectively, and is included in Other assets and Long-term debt. As of September 30, 2009, the total notional amount of these interest rate swaps was $3 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 2008 Verizon Wireless and Verizon Wireless Capital LLC debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets at September 30, 2009 was approximately $327 million and at December 31, 2008 was insignificant. For the three and nine months ended September 30, 2009, a pretax gain of $25 million and $322 million, respectively, was recognized in Other comprehensive income and $41 million and $160 million, respectively, were reclassified from Accumulated other comprehensive loss to Other income and (expense), net to offset the related pretax foreign currency transaction loss on the underlying debt obligations.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, Verizon Wireless acquired seven interest rate swap agreements with a notional value of $9.5 billion that paid fixed and received variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. During the second quarter of 2009, we settled all of these agreements using cash generated from operations. Changes in the fair value of these swaps were recorded in earnings through settlement. The gain recognized upon settlement in the condensed consolidated statements of income was not significant.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into privately negotiated prepaid forward agreements for approximately $390 million in Verizon shares, which are included in Other assets. Changes in the fair value of the agreements, which were not significant during the three and nine months ended September 30, 2009, were included in Selling, general and administrative expense and Cost of services and sales.

6.	Debt

Verizon Wireless

On December 19, 2008, Verizon Wireless and Verizon Wireless Capital LLC, as the borrowers, entered into a $17.0 billion credit facility (Bridge Facility). On January 9, 2009, Verizon Wireless borrowed $12.4 billion under the Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. Verizon Wireless used cash generated from operations and the net proceeds from the sale of the notes described below to repay all of the borrowings under the Bridge Facility. No borrowings are outstanding under the Bridge Facility and the commitments under the Bridge Facility have been terminated.

In connection with the Alltel acquisition, Verizon Wireless assumed approximately $23.9 billion of debt, of which approximately $2.3 billion remains outstanding to third parties as of September 30, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $0.2 billion aggregate principal amount was redeemed for a loss that was not significant.

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

In June 2009, Verizon Wireless issued $1.0 billion aggregate principal amount of floating rate notes due 2011. Commencing on December 27, 2009 and on each quarterly interest payment date thereafter, both the holders of the notes and Verizon Wireless have the right to require settlement of all or a portion of these notes at par. Accordingly, these notes are classified as current maturities in the condensed consolidated balance sheet.

On August 28, 2009, Verizon Wireless repaid $0.4 billion due under a three-year term loan facility, reducing the outstanding borrowings to $4.0 billion.

On October 14, 2009, a registration statement of Verizon Wireless and Verizon Wireless Capital LLC, which registers a total of approximately $11.8 billion of new notes, was declared effective by the SEC, and Verizon Wireless and Verizon Wireless Capital LLC commenced an exchange offer to exchange the privately placed notes issued in November of 2008, as well as February and May of 2009 for new notes with similar terms, pursuant to the requirements of registration rights agreements. These condensed consolidated financial statements do not constitute an offer of any securities for sale.

Verizon Communications

In March 2009, Verizon issued $1.8 billion of 6.35% notes due 2019 and $1.0 billion of 7.35% notes due 2039, resulting in cash proceeds of $2.7 billion, net of discounts and issuance costs, which were used to reduce our commercial paper borrowings, repay maturing debt and for general corporate purposes. In December 2008, we entered into a $0.2 billion vendor provided credit facility and in January 2009, we borrowed the entire amount available under this facility.

On October 6, 2009, we redeemed Verizon New Jersey Inc. $0.1 billion 6.8% debentures due December 15, 2024 at a redemption price of 101.536% of the principal amount of the debentures, plus accrued and unpaid interest through the date of the redemption. During the nine months ended September 30, 2009, $0.3 billion of 6.7% notes and $0.2 billion of 5.5% notes issued by Verizon California Inc., $0.2 billion of 5.875% notes issued by Verizon New England Inc., and $0.5 billion of floating rate notes issued by Verizon matured and were repaid.

On April 15, 2009, we terminated all commitments under our $6.0 billion three-year credit facility with a syndicate of lenders that was scheduled to mature in September 2009 and entered into a new $5.3 billion 364-day credit facility with a group of major financial institutions. As of September 30, 2009, the unused borrowing capacity under the 364-day credit facility was approximately $5.2 billion.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. In April 2009, $0.5 billion of 7.51% notes issued by GTE Corporation matured and were repaid. As of September 30, 2009, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

As of September 30, 2009, we and our consolidated subsidiaries are in compliance with all of our debt covenants.

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	21,820	$35.01
Granted	6,762	31.74
Payments	(9,352)	31.64
Cancelled/Forfeited	(97)	35.59

Outstanding, September 30, 2009	19,133	35.50

Performance Share Units

The Plan also provides for grants of Performance Share Units (PSUs) that generally vest at the end of the third year after the grant if certain threshold performance requirements have been satisfied. The PSUs are classified as liability awards because the PSUs will be paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon’s stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes Verizon’s Performance Share Unit activity:

(shares in thousands)	Performance Share Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	33,214	$35.04
Granted	13,559	31.71
Payments	(17,141)	31.58
Cancelled/Forfeited	(222)	34.21

Outstanding, September 30, 2009	29,410	35.53

As of September 30, 2009, unrecognized compensation expense related to the unvested portion of RSUs and PSUs was approximately $354 million and is expected to be recognized over a weighted-average period of approximately two years.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees and other participating affiliates of Verizon Wireless. The Wireless Plan provides rewards that are tied to the long-term performance of Verizon Wireless. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of September 30, 2009, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	28,244	$16.54
Exercised	(10,520)	16.07
Cancelled/Forfeited	(151)	18.00

Outstanding, September 30, 2009	17,573	16.81

Stock Options

The Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004; all stock options outstanding are vested and exercisable.

The following table summarizes our stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	134,767	$47.69
Exercised	(2)	26.33
Cancelled/Forfeited	(30,041)	52.42

Outstanding, September 30, 2009	104,724	46.33

The weighted-average remaining contractual term was approximately two years for stock options outstanding as of September 30, 2009. The total intrinsic value for stock options outstanding and exercised was not material as of September 30, 2009.

8.	Employee Benefits

We maintain noncontributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for certain of our retirees and their dependents, which are both contributory and non-contributory and include a limit on the company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended September 30,	2009	2008	2009	2008
Service cost	$96	$95	$78	$72
Interest cost	481	492	441	394
Expected return on plan assets	(734)	(796)	(76)	(81)
Amortization of prior service cost	28	17	101	99
Actuarial loss, net	28	9	60	34

Net periodic benefit (income) cost	(101)	(183)	604	518
Settlement loss	610	89	–	–

Total (income) cost	$509	$(94)	$604	$518

(dollars in millions)	Pension		Health Care and Life

Nine Months Ended September 30,	2009	2008	2009	2008
Service cost	$288	$285	$234	$232
Interest cost	1,443	1,472	1,324	1,249
Expected return on plan assets	(2,203)	(2,390)	(227)	(241)
Amortization of prior service cost	84	44	301	296
Actuarial loss, net	84	29	179	167

Net periodic benefit (income) cost	(304)	(560)	1,811	1,703
Settlement loss	1,026	89	–	–

Total (income) cost	$722	$(471)	$1,811	$1,703

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2009, we recorded pension settlement losses of $610 million ($372 million after-tax) and $1,026 million ($625 million after-tax), respectively, related to employees that received lump-sum distributions, primarily resulting from our previous separation plans in which prescribed payment thresholds have been reached.

During the three and nine months ended September 30, 2008, we recorded net pretax severance, pension and benefits charges of $265 million ($164 million after-tax). These charges included an accrual of $176 million ($110 million after-tax) for employee severance in connection with the separation of approximately 2,700 management employees that were terminated during the fourth quarter of 2008, as well as pension settlement losses of $89 million ($54 million after-tax) related to employees that received lump-sum distributions, primarily resulting from our separation plans in which prescribed payment thresholds have been reached.

Employer Contributions

During the three months ended September 30, 2009, we contributed $146 million to our qualified pension trusts, $24 million to our nonqualified pension plans and $446 million to our other postretirement benefit plans. During the nine months ended September 30, 2009, we contributed $210 million to our qualified pension trusts, $101 million to our nonqualified pension plans and $1,288 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2009 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed. Our estimate of the amount and timing of required qualified pension trust contributions for 2009 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

Severance Benefits

During the three and nine months ended September 30, 2009, we paid severance benefits of $160 million and $358 million, respectively. At September 30, 2009, we had a remaining severance liability of $804 million, which includes future contractual payments to employees separated as of September 30, 2009.

9.	Equity and Comprehensive Income

Equity

Changes in the components of equity were as follows:

	Nine months ended September 30, 2009
(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$41,706	$37,199	$78,905

Net income	4,304	4,953	9,257
Other comprehensive income (loss)	1,314	75	1,389

Comprehensive income	5,618	5,028	10,646

Contributed capital	(191)	(155)	(346)
Acquisition of noncontrolling interests	–	308	308
Dividends declared	(3,963)	–	(3,963)
Common stock in treasury	5	–	5
Distributions and other	11	(984)	(973)

Balance at end of period	$43,186	$41,396	$84,582

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2009	2008	2009	2008
Net income	$2,887	$3,199	$9,257	$9,652
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	134	(277)	164	(128)
Net unrealized gain (loss) on cash flow hedges	(5)	1	80	2
Unrealized gain (loss) on marketable securities	65	(55)	89	(99)
Defined benefit pension and postretirement plans	490	287	981	493

Other comprehensive income (loss) attributable to Verizon	684	(44)	1,314	268
Other comprehensive income (loss) attributable to noncontrolling interest	(7)	(3)	75	(5)

Total Comprehensive Income	$3,564	$3,152	$10,646	$9,915

Comprehensive income attributable to noncontrolling interest	$1,704	$1,527	$5,028	$4,454
Comprehensive income attributable to Verizon	1,860	1,625	5,618	5,461

Total Comprehensive Income	$3,564	$3,152	$10,646	$9,915

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to the cross currency swaps (see Note 5).

The components of Accumulated other comprehensive loss were as follows:

(dollars in millions)	At September 30, 2009	At December 31, 2008
Foreign currency translation adjustments	$1,100	$936
Net unrealized gain (loss) on cash flow hedges	30	(50)
Unrealized gain (loss) on marketable securities	52	(37)
Defined benefit pension and postretirement plans	(13,240)	(14,221)

Accumulated Other Comprehensive Loss	$(12,058)	$(13,372)

Foreign Currency Translation Adjustments

The change in foreign currency translation adjustments for the three and nine months ended September 30, 2009 was primarily driven by the devaluation of the U.S. dollar against the Euro.

Unrealized Loss on Marketable Securities

Gross unrealized gains and losses on marketable securities and other investments were not significant during the three and nine months ended September 30, 2009.

Defined Benefit Pension and Postretirement Plans

The change in defined benefit pension and postretirement plans for the three and nine months ended September 30, 2009 was attributable to pension settlement losses recorded during the three and nine months ended September 30, 2009 and the amortization of prior service cost and actuarial loss (see Note 8).

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

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below also include those items of a non-recurring or non-operational nature. We exclude from segment results the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-recurring or non-operational nature. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
External Operating Revenues
Domestic Wireless
Service revenue	$13,509	$10,916	$39,896	$31,515
Equipment and other	2,264	1,755	6,428	4,890

Total Domestic Wireless	15,773	12,671	46,324	36,405

Wireline
Mass Markets	4,945	4,989	14,822	14,818
Global Enterprise	3,796	4,010	11,243	11,856
Global Wholesale	2,114	2,313	6,300	6,997
Other	383	536	1,272	1,698

Total Wireline	11,238	11,848	33,637	35,369

Total segments	27,011	24,519	79,961	71,774
Corporate, eliminations and other	254	233	756	935

Total consolidated – reported	$27,265	$24,752	$80,717	$72,709

Intersegment Revenues
Domestic Wireless	$24	$28	$75	$81
Wireline	331	310	987	928

Total segments	355	338	1,062	1,009
Corporate, eliminations and other	(355)	(338)	(1,062)	(1,009)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Wireless	$15,797	$12,699	$46,399	$36,486
Wireline	11,569	12,158	34,624	36,297

Total segments	27,366	24,857	81,023	72,783
Corporate, eliminations and other	(101)	(105)	(306)	(74)

Total consolidated – reported	$27,265	$24,752	$80,717	$72,709

Operating Income
Domestic Wireless	$4,474	$3,466	$13,204	$10,184
Wireline	444	1,046	1,690	3,149

Total segments	4,918	4,512	14,894	13,333
Reconciling items	(932)	(339)	(1,796)	(281)

Total consolidated – reported	$3,986	$4,173	$13,098	$13,052

(dollars in millions)	At September 30, 2009	At December 31, 2008
Assets
Domestic Wireless	$134,523	$111,979
Wireline	92,456	90,386

Total segments	226,979	202,365
Reconciling items	(575)	(13)

Total consolidated – reported	$226,404	$202,352

A reconciliation of the total of the reportable segments’ operating income to consolidated Income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Total segment operating income	$4,918	$4,512	$14,894	$13,333
Merger integration and acquisition costs (see Note 2)	(277)	(50)	(704)	(115)
Severance, pension and benefit charges (see Note 8)	(610)	(265)	(1,026)	(265)
Access line spin-off related charges (see Note 3)	(62)	–	(62)	(103)
Impact of divested operations (see Note 3)	–	–	–	44
Corporate and other	17	(24)	(4)	158

Total consolidated operating income	3,986	4,173	13,098	13,052

Equity in earnings of unconsolidated businesses	166	211	422	458
Other income and (expense), net	13	105	77	220
Interest expense	(704)	(440)	(2,416)	(1,302)

Income Before Provision For Income Taxes	$3,461	$4,049	$11,181	$12,428

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2009 and 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc., (Verizon, or the Company) is one of the world’s leading providers of communications services. Our Domestic Wireless segment, primarily comprised of Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), provides wireless voice and data products and services across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our Wireline segment provides communications services, including voice, broadband data and video services, network access, long-distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 230,300 employees.

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

Beginning in 2009, we changed the manner in which the Wireline segment reports Operating revenues to align our financial presentation to the continued evolution of the wireline business. Accordingly, there are four marketing units within the Wireline segment: Mass Markets, Global Enterprise, Global Wholesale and Other. Mass Markets includes consumer and small business revenues. Global Enterprise includes all retail revenue from enterprise customers, both domestic and international. Global Wholesale includes all wholesale revenues, both domestic and international, including switched and special access revenues, local wholesale and wholesale services from our global and IP networks. Other primarily includes operator services, payphone services and revenues from the former MCI mass markets customer base. In providing services to former MCI mass market customers, we principally use other carriers’ networks.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended September 30, 2009, consolidated revenue growth was 10.2% primarily due to the acquisition of Alltel Corporation (Alltel) in January 2009 and higher revenues in growth markets partially offset by lower revenue at Wireline, due to switched access line losses and decreased minutes of use (MOUs) in traditional voice products. We continue developing and marketing innovative product bundles to include local, long-distance, wireless and broadband services for consumer and general business retail customers. We anticipate that these efforts will help counter the effects of competition and technology substitution that have resulted in access line losses.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the U.S. We are focused on providing the highest network reliability and advanced products and services such as Mobile Broadband and our Evolution-Data Optimized (EV-DO) service. We also continue to expand our wireless data offerings, such as messaging and multi-media offerings for both consumer and business customers. With our acquisition of Alltel, we became the largest wireless provider in the U.S. as measured by the total number of customers and revenues. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. During the three months ended September 30, 2009 as compared to the similar period in 2008:

•	Domestic Wireless total customers increased 25.7% to 89.0 million, primarily due to the acquisition of Alltel;

•	average revenue per customer per month (ARPU) from service revenues decreased by 2.2% to $51.04, primarily due to the inclusion of customers acquired in connection with the acquisition of Alltel; and

•	total data ARPU grew by 17.2% to $15.59.

As of September 30, 2009, we passed 14.5 million premises with our high-capacity fiber optics network operated under the FiOS service mark. During the three months ended September 30, 2009:

•	we added 63,000 net wireline broadband connections, including 198,000 net new FiOS Internet subscribers, for a total of 9.2 million connections; and

•	we added 191,000 net new FiOS TV subscribers, for a total of 2.7 million FiOS TV subscribers.

With FiOS, we have created the opportunity to increase revenue per customer as well as improve retention and profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies. Consumer ARPU increased 12.6% in the three months ended September 30, 2009, compared to the similar period in 2008.

We are also focused on gaining market share in the enterprise business by the deployment of strategic service offerings – including expansion of our VoIP and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio. During the three months ended September 30, 2009, revenues from total strategic services grew 1.0%, compared to the similar period in 2008, as gains in IP and Strategic Data Services were partially offset by declines in Managed Services due to the loss of certain customer contracts.

Profitability Improvement – Our goal is to increase operating income and margins. While our wireless, FiOS and IP services offerings continue to positively impact operating results, economic conditions continue to affect parts of our wireline business. Specifically, business customers continue to be adversely affected by the economy, including delaying decision-making regarding spending on information technology and customer premises equipment. The cumulative effect of unemployment is impacting usage volumes, which is pressuring our margins. In addition, higher costs related to merger integration and acquisition activities and severance, pension and benefit charges also impacted our reported operating results which were lower during the three months ended September 30, 2009, compared to the similar period last year. However, we remain focused on cost controls with the objective of driving efficiencies to offset business volume declines, although we expect these pressures to continue throughout the remainder of 2009. As part of these cost controls, we plan to more significantly reduce the wireline cost structure. Additionally, we continue to make progress toward our goal of reducing employee and contractor headcount by more than 8,000 during the second half of 2009.

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. The effect of these and other efforts, such as real estate consolidation, call center routing improvements, a centralized shared services organization, information technology and marketing efforts, has led to changes in our cost structure with a goal of maintaining and improving operating income margins. Through our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale and installation and automation improvements occur, average costs per home connected have begun to decline. In addition, the integration of Alltel’s operations will continue and we believe that the use of the same technology platform is facilitating the integration of Alltel’s network operations with ours.

We create value for our shareowners by investing the cash flows generated by our business in opportunities and transactions that support our strategic imperatives, thereby increasing customer satisfaction and usage of our products and services. In addition, we use our cash flows to repurchase shares and maintain and grow our dividend payout to shareowners. Verizon’s Board of Directors increased the Company’s quarterly dividend 3.3% during the third quarter of 2009 and 7.0% during the third quarter of 2008. Net cash provided by operating activities for the nine months ended September 30, 2009 of $23,118 million increased by $3,184 million from $19,934 million for the nine months ended September 30, 2008.

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

This section and the following “Segment Results of Operations” section also highlight and describe those items of a non-recurring or non-operational nature separately to ensure consistency of presentation. In the following section, we review the performance of our two reportable segments. We exclude the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-recurring or non-operational nature, as discussed below and in the “Other Consolidated Results” and “Other Items” sections. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

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

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Domestic Wireless	$15,797	$12,699	24.4	$46,399	$36,486	27.2
Wireline
Mass Markets	4,947	4,991	(0.9)	14,830	14,830	–
Global Enterprise	3,797	4,010	(5.3)	11,244	11,858	(5.2)
Global Wholesale	2,426	2,595	(6.5)	7,224	7,832	(7.8)
Other	399	562	(29.0)	1,326	1,777	(25.4)

Total	11,569	12,158	(4.8)	34,624	36,297	(4.6)
Corporate, eliminations and other	(101)	(105)	(3.8)	(306)	(74)	nm

Consolidated Revenues	$27,265	$24,752	10.2	$80,717	$72,709	11.0

nm – Not meaningful

Consolidated revenues during the three months ended September 30, 2009 increased $2,513 million, or 10.2%, and $8,008 million, or 11.0%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel in our Wireless segment and higher revenues in our growth markets. These revenue increases were partially offset by declines in revenues at our Wireline segment due to switched access line losses and decreased MOUs in traditional voice products.

Domestic Wireless’s revenues during the three months ended September 30, 2009 increased by $3,098 million, or 24.4%, and $9,913 million, or 27.2%, for the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel. Continued growth in service revenue from other sources also contributed to the increase in Domestic Wireless’s revenues. Service revenue during the three months ended September 30, 2009 increased $2,590 million, or 23.7%, and $8,377 million, or 26.5%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase was primarily due to the inclusion of service revenue as a result of the 13.2 million net new customers, after conforming adjustments, which we acquired in connection with the acquisition of Alltel on January 9, 2009. Service revenue also increased as a result of a 5.0 million, or 7.0%, increase in customers from sources other than the 13.2 million customers acquired from Alltel since October 1, 2008, and continued growth from data services.

Total data revenue was $4,130 million and accounted for 30.5% of service revenue during the three months ended September 30, 2009, compared to $2,788 million and 25.5%, respectively, during the similar period in 2008. Total data revenue was $11,687 million and accounted for 29.3% of service revenue during the nine months ended September 30, 2009, compared to $7,685 million and 24.3% during the similar period in 2008. Total data revenue continued to increase as a result of increased use of non-messaging services, primarily Mobile Broadband and e-mail, and messaging services.

Equipment and other revenue during the three months ended September 30, 2009 increased by $508 million, or 28.8%, and $1,536 million, or 31.3%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to growth in the number of new customers and existing customers upgrading their wireless devices, and other revenues of Alltel.

Wireline’s revenues during the three months ended September 30, 2009 decreased $589 million, or 4.8%, and $1,673 million, or 4.6%, during the nine months ended September 30, 2009, compared to the similar periods in 2008.

Mass Markets revenues decreased $44 million, or 0.9%, during the three months ended September 30, 2009, compared to the similar period in 2008, primarily due to continued decline of local exchange revenues principally as a result of switched access line losses, partially offset by a continued growth in consumer and business FiOS services (Voice, Internet and TV). Mass Market revenues for the nine months ended September 30, 2009 were unchanged compared to the similar period in 2008, as the decline of local exchange revenues fully offset increases in revenue from FiOS services.

Global Enterprise revenues decreased $213 million, or 5.3%, during the three months ended September 30, 2009 and $614 million, or 5.2%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to lower long distance and traditional circuit-based data revenues, combined with the negative effects of movements in foreign exchange rates versus the U.S. dollar. This decrease was offset partially by an increase in IP revenues.

Global Wholesale revenues during the three months ended September 30, 2009 decreased $169 million, or 6.5%, and $608 million, or 7.8%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, due to decreased MOUs in traditional voice products and continued rate compression in the marketplace.

Other revenue during the three months ended September 30, 2009 decreased $163 million, or 29.0%, and $451 million, or 25.4%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the discontinuation of non-strategic product lines and reduced business volumes, including former MCI mass markets customer losses.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Cost of services and sales	$10,996	$10,048	9.4	$31,785	$29,031	9.5
Selling, general and administrative expense	8,111	6,879	17.9	23,543	19,808	18.9
Depreciation and amortization expense	4,172	3,652	14.2	12,291	10,818	13.6

Consolidated Operating Expenses	$23,279	$20,579	13.1	$67,619	$59,657	13.3

Cost of Services and Sales

Consolidated cost of services and sales during the three months ended September 30, 2009 increased $948 million, or 9.4%, and $2,754 million, or 9.5%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the increased costs associated with operating an expanded wireless network as a result of the acquisition of Alltel. Additionally, the increase was due to increased costs associated with our growth businesses, increased use of wireless data services and applications and increased wireless network related costs, primarily related to cell site lease expense. Also contributing to the increase were higher wireless equipment sales compared to the similar periods in 2008, primarily due to both an increase in the number of equipment units sold and an increase in the average cost per unit, as a result of increased sales of data devices. Partially offsetting these increases were reduced roaming costs realized by moving more traffic to our own network as a result of the acquisition of Alltel and declines due in part to lower headcount and productivity improvements at our Wireline segment.

Consolidated cost of services and sales during the three and nine months ended September 30, 2009 included $82 million and $167 million, respectively, primarily for merger integration and acquisition costs related to the Alltel and Rural Cellular Corporation (Rural Cellular) acquisitions, as well as costs incurred related to the separation of the wireline facilities and operations in the markets to be divested in the transaction with Frontier Communications Corporation (Frontier).

Consolidated cost of services and sales during the nine months ended September 30, 2008 included $16 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont. Consolidated cost of services and sales during the three and nine months ended September 30, 2008 also included merger integration costs of $5 million and $18 million, respectively, primarily related to the former MCI system integration activities.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense during the three months ended September 30, 2009 increased $1,232 million, or 17.9%, and $3,735 million, or 18.9%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase is primarily due to the inclusion of the operating results of Alltel, higher sales commission and pension and benefit related expenses, partially offset by the impact of cost reduction initiatives in our Wireline segment.

Consolidated selling, general and administrative expense during the three and nine months ended September 30, 2009 included $610 million and $1,026 million, respectively, related to pension settlement losses. Consolidated selling, general and administrative expense during the three and nine months ended September 30, 2009 included $161 million and $367 million, respectively, of merger integration and acquisition costs primarily related to the acquisition of Alltel, as well as costs incurred related to the separation of the wireline facilities and operations in connection with the spin-off of assets and liabilities of the local exchange business and related landline activities to Frontier.

Consolidated selling, general and administrative expense for the three and nine months ended September 30, 2008 included $265 million, primarily related to severance and severance-related costs as well as pension settlement losses related to employees that received lump-sum distributions primarily resulting from our separation plans. Consolidated selling, general and administrative expense for the three and nine months ended September 30, 2008 also included $45 million and $97 million, respectively, for merger integration costs, primarily related to the former MCI system integration activities and $87 million related to the spin-off of local exchange and related business assets in Maine, New Hampshire and Vermont.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended September 30, 2009 increased $520 million, or 14.2%, and $1,473 million, or 13.6%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase was mainly driven by depreciable property and equipment and finite-lived intangible assets acquired from Alltel which are not being divested, as well as growth in depreciable assets and non-network software through the nine months ended September 30, 2009, partially offset by certain customer lists that have been fully amortized and network assets that were fully depreciated.

Depreciation and amortization expense during the three and nine months ended September 30, 2009 included $96 million and $232 million, respectively, of merger integration costs related to the Alltel acquisition.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Vodafone Omnitel	$185	$230	(19.6)	$469	$519	(9.6)
Other	(19)	(19)	–	(47)	(61)	(23.0)

Total	$166	$211	(21.3)	$422	$458	(7.9)

Equity in earnings of unconsolidated businesses decreased $45 million and $36 million, respectively, during the three and nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the devaluation of the Euro versus the U.S. dollar as well as higher income tax benefits recorded at Vodafone Omnitel N.V. (Vodafone Omnitel) in the third quarter of 2008.

Other Income and (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Interest income	$18	$123	(85.4)	$59	$235	(74.9)
Foreign exchange gains (losses), net	(13)	(12)	8.3	7	(42)	nm
Other, net	8	(6)	nm	11	27	(59.3)

Total	$13	$105	(87.6)	$77	$220	(65.0)

nm – Not meaningful

Other income and (expense), net decreased $92 million and $143 million, respectively, during the three and nine months ended September 30, 2009, compared to the similar periods in 2008, primarily driven by lower interest income, in part due to lower invested balances in the current year, including the investment in Alltel’s senior notes which were eliminated in consolidation beginning in January 2009. The decrease during the nine months ended September 30, 2009 was partially offset by foreign exchange losses during the nine months ended September 30, 2008 at our international Wireline operations.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Total interest costs on debt balances	$935	$661	41.5	$3,112	$1,816	71.4
Less capitalized interest costs	231	221	4.5	696	514	35.4

Total	$704	$440	60.0	$2,416	$1,302	85.6

Weighted-average debt outstanding	64,257	43,935		64,530	38,701
Effective interest rate	5.8%	6.0%		6.4%	6.3%

Total interest costs on debt balances increased $274 million and $1,296 million, respectively, during the three and nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to an increase in the weighted-average debt levels and, during the nine months ended September 30, 2009, higher interest rates. The increases in weighted-average debt outstanding, compared to the similar periods in 2008 were primarily driven by borrowings to finance the acquisition of Alltel and the licenses acquired in the 700 MHz auction. Capitalized interest costs during the three and nine months ended September 30, 2009 were primarily related to the development of wireless licenses.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Provision for income taxes	$574	$850	(32.5)	$1,924	$2,776	(30.7)
Effective income tax rate	16.6%	21.0%		17.2%	22.3%

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

The effective income tax rate during the three months ended September 30, 2009 compared to the similar period in 2008, decreased primarily due to higher earnings attributable to the noncontrolling interest and lower federal taxes net of higher state taxes attributable to prior year adjustments to tax balances, partially offset by lower benefits in 2009 from tax restructuring of non-U.S. operations.

The effective income tax rate for the nine months ended September 30, 2009 compared to the similar period in 2008, decreased primarily due to higher earnings attributable to the noncontrolling interest and lower federal taxes net of higher state taxes attributable to prior year adjustments to tax balances.

Unrecognized Tax Benefits

The unrecognized tax benefits were $2,908 million and $2,622 million at September 30, 2009 and December 31, 2008, respectively. Interest and penalties related to unrecognized tax benefits were $514 million (after-tax) and $538 million (after-tax) at September 30, 2009 and December 31, 2008, respectively. The increase in unrecognized tax benefits was due to the acquisition of Alltel and the filing of a refund claim related to non-U.S. tax, partially offset by the resolution of issues under income tax examinations and benefits recognized from filing amended tax returns. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities on numerous open tax positions. It is possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Net income attributable to noncontrolling interest	$1,711	$1,530	11.8	$4,953	$4,459	11.1

The increase in net income attributable to noncontrolling interest during the three and nine months ended September 30, 2009, compared to the similar periods in 2008, was the result of higher earnings at Domestic Wireless, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Operating Revenue and Selected Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except ARPU)	2009	2008	% Change	2009	2008	% Change
Service revenue	$13,525	$10,935	23.7	$39,949	$31,572	26.5
Equipment and other	2,272	1,764	28.8	6,450	4,914	31.3

Total Domestic Wireless Operating Revenue	$15,797	$12,699	24.4	$46,399	$36,486	27.2

Total customers (‘000)				89,013	70,808	25.7
Retail customers (‘000)				86,291	68,807	25.4

Total customer net additions in period (including acquisitions and adjustments) (‘000)	1,319	2,127	(38.0)	16,957	5,101	nm

Retail customer net additions in period (including acquisitions and adjustments) (‘000)	1,051	2,127	(50.6)	16,270	5,072	nm

Total churn rate	1.49%	1.33%	12.0	1.44%	1.21%	19.0
Retail postpaid churn rate	1.13%	1.03%	9.7	1.10%	0.93%	18.3

Service ARPU	$51.04	$52.18	(2.2)	$50.96	$51.55	(1.1)
Retail service ARPU	51.20	52.29	(2.1)	51.09	51.88	(1.5)
Total data ARPU	15.59	13.30	17.2	14.91	12.55	18.8

nm – Not meaningful

Domestic Wireless’s total operating revenue during the three months ended September 30, 2009 increased by $3,098 million, or 24.4%, and $9,913 million, or 27.2%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of the operating results of Alltel, as well as growth in our service revenue from sources other than the acquisition of Alltel.

Service revenue during the three months ended September 30, 2009 increased by $2,590 million, or 23.7%, and $8,377 million, or 26.5%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to the inclusion of service revenue as a result of the 13.2 million net new customers, after conforming adjustments, that we acquired in connection with the acquisition of Alltel. Since October 1, 2008, service revenue also increased as a result of a 5.0 million, or 7.0%, increase in customers from sources other than the 13.2 million customers acquired from Alltel, as well as continued growth from data services.

Excluding acquisitions and adjustments, Domestic Wireless added approximately 1.0 million net retail customers during the three months ended September 30, 2009, compared to approximately 1.5 million during the similar period in 2008. Excluding customers acquired in connection with the acquisition of Alltel as well as other acquisitions and adjustments, Domestic Wireless added approximately 3.4 million net retail customers during the nine months ended September 30, 2009, compared to 4.4 million during the similar period in 2008. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services. The decline in net retail customer additions during the three and nine months ended September 30, 2009 was due to an increase in the average monthly customer churn (churn), or the rate at which customers disconnect service, compared to the similar periods in 2008, partially offset by an increase in the gross number of customer additions due to the expansion of our sales and distribution channels as a result of the acquisition of Alltel, as well as an increase in gross customer additions from our prepaid channels. The increases in our total and retail postpaid churn rates were primarily a result of increased disconnections of Mobile Broadband service and business share lines, which we believe are mostly attributable to current economic conditions.

Customer acquisitions and adjustments during the nine months ended September 30, 2009 included approximately 13.2 million net new customers, after conforming adjustments but before the impact of required divestitures, that we acquired in connection with the acquisition of Alltel on January 9, 2009. Customer acquisitions and adjustments during the three and nine months ended September 30, 2008 included approximately 650,000 net total customer additions, after conforming adjustments, acquired from Rural Cellular. As a result of the exchange with AT&T consummated on December 22, 2008, Domestic Wireless transferred a net of approximately 122,000 total customers.

Total data revenue was $4,130 million and accounted for 30.5% of service revenue during the three months ended September 30, 2009, compared to $2,788 million and 25.5%, respectively, during the similar period in 2008. Total data revenue was $11,687 million and accounted for 29.3% of service revenue during the nine months ended September 30, 2009, compared to $7,685 million and 24.3% during the similar period in 2008. Total data revenue continued to increase as a result of increased use of non-messaging services, primarily Mobile Broadband and e-mail, and messaging services. We expect that data revenue will continue to increase as a result of recent strong sales of EV-DO-enabled devices that have HTML-browsing capability (“smartphones”), continued introductions of new data-capable devices and upselling of data services to customers we acquired from Alltel as we convert them to the Verizon Wireless brand.

The declines in service ARPU and retail service ARPU were due to the inclusion of customers acquired in connection with the acquisition of Alltel, as well as continued reductions in average voice revenue per customer, partially offset by an increase in total data ARPU. Total data ARPU increased 17.2% during the three months ended September 30, 2009 and 18.8% during the nine months ended September 30, 2009, compared to the similar periods in 2008, as a result of the aforementioned increased usage of our data services.

Equipment and other revenue during the three months ended September 30, 2009 increased by $508 million, or 28.8%, and $1,536 million, or 31.3%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. Equipment revenue increased primarily due to an increase in both the number of new customers and the number of existing customers upgrading their wireless devices. Other revenues increased primarily due to the inclusion of the operating results of Alltel and an increase in cost recovery surcharges.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Cost of services and sales	$5,025	$4,178	20.3	$14,510	$11,507	26.1
Selling, general and administrative expense	4,540	3,689	23.1	13,451	10,806	24.5
Depreciation and amortization expense	1,758	1,366	28.7	5,234	3,989	31.2

Total Operating Expenses	$11,323	$9,233	22.6	$33,195	$26,302	26.2

Cost of Services and Sales

Cost of services and sales increased by $847 million, or 20.3%, during the three months ended September 30, 2009 and $3,003 million, or 26.1%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. The increase in cost of services was primarily due to the increased costs associated with operating an expanded wireless network as a result of the acquisition of Alltel. Additionally, the increase was due to increased use of data services and applications, such as messaging and e-mail, and increased wireless network costs primarily related to cell site lease expense, partially offset by reduced roaming costs realized by moving more traffic to our own network as a result of the acquisition of Alltel. Cost of equipment sales increased by 18.3% during the three months ended September 30, 2009 and 23.6% during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to both an increase in the number of equipment units sold over the similar periods in 2008 and an increase in the average cost per unit as a result of increased sales of data devices.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $851 million, or 23.1%, during the three months ended September 30, 2009 and $2,645 million, or 24.5%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase was primarily due to the inclusion of the operating results of Alltel, and an increase in sales commission expense in our indirect channel, primarily from increased equipment upgrades and gross customer additions, as well as an increase in the average commission per unit. Also contributing to the increase in selling, general and administrative expenses were increases in bad debt expense and salary-related costs, excluding commissions, during the three and nine months ended September 30, 2009, compared to the similar periods in 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $392 million, or 28.7%, during the three months ended September 30, 2009 and $1,245 million, or 31.2%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. This increase was primarily driven by depreciable property and equipment and finite-lived intangible assets acquired from Alltel which are not being divested, including its customer lists, as well as growth in depreciable assets through the third quarter of 2009.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Operating Income	$4,474	$3,466	29.1	$13,204	$10,184	29.7

Operating income increased by $1,008 million, or 29.1%, during the three months ended September 30, 2009 and $3,020 million, or 29.7%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily as a result of the acquisition of Alltel and the impact of factors described in connection with operating revenue and operating expenses above.

Non-recurring or non-operational items not included in Domestic Wireless’s operating income totaled $277 million and $704 million for the three and nine months ended September 30, 2009, respectively, which included merger integration and acquisition costs primarily related to the Alltel acquisition.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Mass Markets	$4,947	$4,991	(0.9)	$14,830	$14,830	–
Global Enterprise	3,797	4,010	(5.3)	11,244	11,858	(5.2)
Global Wholesale	2,426	2,595	(6.5)	7,224	7,832	(7.8)
Other	399	562	(29.0)	1,326	1,777	(25.4)

Total Wireline Operating Revenues	$11,569	$12,158	(4.8)	$34,624	$36,297	(4.6)

Switched access line in service (‘000)				33,369	37,072	(10.0)

Broadband connections (‘000)				9,174	8,459	8.5
FiOS Internet subscribers (‘000)				3,280	2,199	49.2
FiOS TV subscribers (‘000)				2,708	1,615	67.7

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), value-added services, long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business accounts.

Mass Markets revenue during the three months ended September 30, 2009 decreased $44 million, or 0.9%, compared to the similar period in 2008. The decrease was primarily driven by the continued decline of local exchange revenues, principally as a result of switched access line losses, partially offset by the expansion of consumer and business FiOS services (Voice, Internet and TV), which are typically sold in bundles. Mass Markets revenue for the nine months ended September 30, 2009 was unchanged compared to the similar period in 2008, as the decline of local exchange revenues fully offset increases in revenue from FiOS services.

The continued decline in switched access lines is primarily attributable to competition and technology substitution. Residential retail customers substituted traditional landline services for wireless, VoIP, broadband and cable services. At the same time, the number of small business retail customers declined, primarily reflecting economic conditions, competition and a shift to both IP and high-speed circuits.

As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS customers, we have continued to grow our customer base and consistently improve penetration rates within our FiOS service areas. Our bundled pricing strategy allows us to provide competitive offerings to our customers and potential customers. Consequently, we added 63,000 net new broadband connections, including 198,000 net new FiOS Internet subscribers during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we added 501,000 net new broadband connections, including 799,000 net new FiOS Internet subscribers, for a total of 9.2 million broadband connections at September 30, 2009, representing a 8.5% increase compared to September 30, 2008. As of September 30, 2009, we have 3.3 million FiOS Internet subscribers, representing a 49.2% increase compared to September 30, 2008. In addition, we added 191,000 net new FiOS TV subscribers during the three months ended September 30, 2009 and 790,000 during the nine months ended September 30, 2009, for a total of 2.7 million at September 30, 2009. As of September 30, 2009, we achieved penetration rates of 28.5% and 24.9% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 24.2% and 19.7% for FiOS Internet and FiOS TV, respectively, at September 30, 2008.

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

Global Enterprise revenue during the three months ended September 30, 2009 decreased $213 million, or 5.3%, and $614 million, or 5.2%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. The revenue decline was due to lower long distance and traditional circuit based data revenues and lower customer premises equipment revenue, combined with the negative effect of movements in foreign exchange rates versus the U.S. dollar. The decline in long distance revenue is driven by continuing competitive rate pressures along with a 1.9% reduction in MOUs, compared with the three months ended September 30, 2008, due to global economic conditions which continue to adversely impact our business customers. The cumulative effect of unemployment is impacting usage volumes. Traditional circuit based services such as frame relay, private line and ATM services declined, compared to the similar period last year, as our customer base migrated to next generation IP services. Partially offsetting these declines was an increase in IP revenues. Global Enterprise services many customer accounts that are moving from core data products to more robust IP products. As a result, strategic services continues to be Global Enterprise’s fastest growing suite of offerings, accounting for the majority of the 1.0% and 3.7% increases in total strategic services revenue during the three and nine months ended September 30, 2009, respectively, compared to the similar periods in 2008. Revenue growth in IP and Strategic Data Services were partially offset by declines in Managed Services due to the loss of certain customer contracts.

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

Global Wholesale revenues during the three months ended September 30, 2009 decreased $169 million, or 6.5%, and $608 million, or 7.8%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, primarily due to decreased MOUs in traditional voice products, and continued rate compression due to competition in the marketplace.

Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Wholesale lines decreased 20.6% due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Changes in foreign exchange rates resulted in a revenue decline of approximately 1.5% during the nine months ended September 30, 2009, compared to the similar period in 2008. However, the special access revenue increase during the nine months ended September 30, 2009 reflects continuing demand for high-capacity, high-speed digital services, partially offset by lower demand for older, low-speed data products and services.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid cards. Revenues from other services during the three months ended September 30, 2009 decreased $163 million, or 29.0%, and $451 million, or 25.4% during the nine months ended September 30, 2009, compared to the similar periods in 2008, mainly due to the discontinuation of non-strategic product lines and reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

(dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Cost of services and sales	$6,208	$6,155	0.9	$18,050	$18,233	(1.0)
Selling, general and administrative expense	2,615	2,689	(2.8)	8,107	8,193	(1.0)
Depreciation and amortization expense	2,302	2,268	1.5	6,777	6,722	0.8

Total Operating Expenses	$11,125	$11,112	0.1	$32,934	$33,148	(0.6)

Cost of Services and Sales

Cost of services and sales increased $53 million, or 0.9%, during the three months ended September 30, 2009 and decreased $183 million, or 1.0%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. The decrease for the nine months ended September 30, 2009 was primarily due to lower installation and maintenance expenses as a result of fewer access lines, lower headcount and productivity improvements. Also contributing to the decrease were lower long distance MOUs and customer premise equipment and related costs, as well as favorable foreign exchange movements. Partially offsetting these decreases were higher costs, such as programming costs associated with our larger customer base at our growth businesses, including FiOS TV and FiOS Internet, and customer acquisition expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $74 million, or 2.8%, during the three months ended September 30, 2009 and $86 million, or 1.0%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. The decreases were primarily due to the decline in compensation expense, and cost reduction initiatives as a result of lower headcount, as well as favorable foreign exchange movements. In addition, we recorded larger gains on sales of assets in the three and nine months ended September 30, 2008, compared to the similar periods in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $34 million, or 1.5%, during the three months ended September 30, 2009 and $55 million, or 0.8%, during the nine months ended September 30, 2009, compared to the similar periods in 2008. The increase was driven by growth in depreciable telephone plant from capital spending, partially offset by lower depreciation rates for our telephone assets and lower depreciation and amortization due to certain customer lists that have been fully amortized and network assets that have become fully depreciated.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	% Change	2009	2008	% Change
Operating Income	$444	$1,046	(57.6)	$1,690	$3,149	(46.3)

Operating income decreased $602 million, or 57.6%, during the three months ended September 30, 2009 and $1,459 million, or 46.3%, during the nine months ended September 30, 2009, compared to the similar periods in 2008, due to the impact of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items not included in Wireline’s operating income totaled $531 million and $925 million for the three and nine months ended September 30, 2009, respectively, primarily associated with pension settlement losses. Non-recurring items during the three and nine months ended September 30, 2008 totaled $307 million and $359 million, respectively, primarily for merger integration costs associated with the MCI acquisition and the costs incurred in connection with the transaction with FairPoint Communications Inc. (FairPoint) related to network, non-network software and other activities and severance and severance-related costs as well as pension settlement losses.

Other Items

Merger Integration and Acquisition Costs

During the three and nine months ended September 30, 2009, we recorded pretax charges of $277 million, of which $103 million is attributable to Verizon after-tax ($.04 per diluted share), and $961 million, of which $309 million is attributable to Verizon after-tax, ($.11 per diluted share), respectively, primarily related to the Alltel acquisition comprised of trade name amortization, re-branding initiatives and handset conversion costs. The nine months ended September 30, 2009 also included transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

During the three and nine months ended September 30, 2008, we recorded pretax charges of $50 million ($32 million after-tax or $.01 per diluted share), and $115 million ($72 million after-tax or $.02 per diluted share), respectively, primarily comprised of systems integration activities and other costs related to re-branding initiatives, facility exit costs and advertising associated with the MCI acquisition.

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2009, we recorded pension settlement losses of $610 million ($372 million after-tax or $.13 per diluted share) and $1,026 million ($625 million after-tax or $.22 per diluted share), respectively, related to employees that received lump-sum distributions, primarily resulting from our previous separation plans in which prescribed payment thresholds have been reached.

During the three and nine months ended September 30, 2008, we recorded net pretax severance, pension and benefits charges of $265 million ($164 million after-tax or $.06 per diluted share). These charges included an accrual of $176 million ($110 million after-tax) for employee severance in connection with the separation of approximately 2,700 management employees that were terminated during the fourth quarter of 2008, as well as pension settlement losses of $89 million ($54 million after-tax) related to employees that received lump-sum distributions, primarily resulting from our separation plans in which prescribed payment thresholds have been reached.

Telephone Access Line Spin-offs

During the three and nine months ended September 30, 2009, we recorded pretax charges of $62 million ($41 million after-tax or $.02 per diluted share), for costs incurred related to network, non-network software and other activities to enable the impacted facilities and operations in the markets to be divested to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier, as well as professional advisory and legal fees in connection with this transaction.

During the nine months ended September 30, 2008, we recorded pretax charges of $103 million ($81 million after-tax or $.03 per diluted share) for costs incurred related to network, non-network software and other activities to enable the impacted facilities and operations in Maine, New Hampshire and Vermont to operate on a stand-alone basis subsequent to the closing of the transaction with FairPoint as well as professional advisory and legal fees in connection with this transaction.

Consolidated Financial Condition

(dollars in millions)	Nine Months Ended September 30,		Change
	2009	2008
Cash Flows Provided By (Used In)
Operating activities	$23,118	$19,934	$3,184
Investing activities	(17,948)	(27,882)	9,934
Financing activities	(13,736)	7,491	(21,227)

Decrease In Cash and Cash Equivalents	$(8,566)	$(457)	$(8,109)

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

We manage our capital structure to balance our cost of capital and the need for financial flexibility. The mix of debt and equity is intended to allow us to maintain ratings in the “A” category from the primary rating agencies. Although conditions in the credit markets during the first nine months of 2008 did not have a significant impact on our ability to obtain financing, such conditions, along with our need to finance acquisitions and our purchase of licenses acquired in the 700 MHz auction, resulted in higher fixed interest rates on borrowings than those we have paid in recent years.

Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of up to $4 billion of additional unsecured debt or equity securities. We also issue short-term debt through an active commercial paper program and have a $5.3 billion credit facility to support such commercial paper issuances. Over the previous twelve months we have raised capital from a variety of public and private sources in both domestic and international markets to fund the acquisition of Alltel, to refinance Alltel debt, to fund the acquisition of wireless spectrum licenses, and to repay maturing debt, including commercial paper.

During the nine months ended September 30, 2009, Domestic Wireless used cash generated from operations and net proceeds from the sale of notes to repay the borrowings under the credit facility that was utilized to complete the acquisition of Alltel, as well as repay a portion of a three-year term loan facility. Verizon issued $2.75 billion of notes to repay maturing debt, including commercial paper, and for general corporate purposes.

We believe that based on current market conditions, we will continue to have the necessary access to capital markets.

The disruption in the global financial markets during 2008 has affected some of the financial institutions with which we do business. A continued sustained decline in the stability of financial institutions could affect our access to financing. In addition, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance our existing indebtedness.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2009 increased by $3.2 billion, compared to the similar period in 2008, primarily driven by higher operating cash flows at Domestic Wireless due in part to the acquisition of Alltel. Partially offsetting the increase in net cash provided by operating activities were payments totaling $0.5 billion to settle the acquired Alltel interest rate swaps and net distributions from Vodafone Omnitel that were $0.3 billion lower compared to the prior period.

We anticipate that we may receive an additional distribution from Vodafone Omnitel within the next twelve months.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks. We are directing our capital spending primarily toward higher growth markets.

Our 2009 capital program includes capital to fund the introduction of advanced networks and services, including FiOS, the continued expansion of our core networks, including our IP and wireless EV-DO networks, integration activities, maintenance and support for our legacy voice networks and other expenditures. During 2009, we continued to develop our wireless LTE network. The amount and the timing of the Company’s capital expenditures within these broad categories can vary significantly as a result of a variety of factors outside our control, including, for example, accelerations or delays in obtaining franchises or material weather events. We are not subject to any agreement that would constrain our ability to control our capital expenditures by requiring material capital expenditures on a designated schedule or upon the occurrence of designated events. We believe that we have sufficient discretion over the amount and timing of our capital expenditures on a company-wide basis that we can reasonably expect to have lower capital expenditures in 2009 than in 2008, excluding Alltel-related capital. We expect that 2009 capital expenditures, excluding Alltel-related spending, will be at least $0.5 billion less than capital expenditures in 2008. Including Alltel-related spending, 2009 capital expenditures are targeted to be at the low end of the range of $17.4 billion to $17.8 billion. Additionally, we plan to complete the majority of the FiOS deployment program by the end of 2010. We also expect to continue to reduce capital spending as a percentage of revenue and to reduce capital spending in absolute terms beginning in 2011.

We expect that, after the integration of the Alltel network, we will incur lower capital expenditures than the Company and Alltel would have incurred separately due to the potential achievement of greater volume discounts from vendors based on the combined purchasing amounts, as well as the elimination of the purchasing of duplicate network assets in the combined coverage areas.

During the nine months ended September 30, 2009, capital expenditures were $12.5 billion, or 15.4%, of revenue. During the similar period in 2008, capital expenditures were $12.6 billion, or 17.3%, of revenue. Including capitalized software, we invested $5.1 billion in Domestic Wireless during the first nine months of 2009, compared with $4.7 billion in the similar period of 2008. During the first nine months of 2009, we invested $6.6 billion in Wireline, compared with $7.3 billion in the similar period of 2008.

Acquisitions

•	On January 9, 2009, Verizon Wireless paid approximately $5.9 billion for the equity of Alltel which was partially offset by $1.0 billion of cash acquired at closing.

•

During the nine months ended September 30, 2008, Verizon Wireless was the high bidder in the Federal Communications Commission’s (FCC) auction of spectrum in the 700 MHz band and paid the FCC $9.4 billion to acquire 109 licenses in the 700 MHz band.

•	On August 7, 2008, Verizon Wireless completed its acquisition of Rural Cellular for cash consideration of $1.3 billion, net of cash acquired.

•

On June 10, 2008, in connection with the announcement of the Alltel transaction, Verizon Wireless purchased from third parties approximately $5.0 billion aggregate principal amount of debt obligations of a subsidiary of Alltel for approximately $4.8 billion plus accrued and unpaid interest.

Other

Other, net investing activities in the nine months ended September 30, 2008 primarily included approximately $0.6 billion held in a money market fund managed by a third party, which is in the process of being liquidated and returned to Verizon.

Cash Flows Provided by (Used In) Financing Activities

During the nine months ended September 30, 2009, net cash used in financing activities was $13.7 billion, compared with the net cash provided by financing activities of $7.5 billion in the similar period in 2008. Net proceeds from borrowings during the nine months ended September 30, 2009 were approximately $12.0 billion. Cash flows used in financing activities primarily included net debt repayments of $19.0 billion and dividend payments of $3.9 billion.

Our total debt at September 30, 2009 increased by $10.9 billion during the first nine months of 2009, compared to the similar period in 2008. Verizon Wireless issued $9.3 billion of fixed and floating rate debt with varying maturities and utilized a credit facility to complete the acquisition of Alltel as described below. The increase in debt at September 30, 2009 also reflects approximately $2.3 billion of assumed Alltel debt owed to third parties. Verizon Communications issued $2.8 billion of fixed rate debt with varying maturities. Partially offsetting the increase in total debt was a $1.2 billion reduction in commercial paper outstanding and other debt reductions as described below.

Verizon Wireless

On December 19, 2008, Verizon Wireless and Verizon Wireless Capital LLC as the borrowers, entered into a $17.0 billion credit facility (Bridge Facility). On January 9, 2009, Verizon Wireless borrowed $12.4 billion under the Bridge Facility in order to complete the acquisition of Alltel and repay certain of Alltel’s outstanding debt as described below. Verizon Wireless used cash generated from operations and the net proceeds from the sale of the notes described below to repay all of the borrowings under the Bridge Facility. No borrowings are outstanding under the Bridge Facility and the commitments under the Bridge Facility have been terminated.

In connection with the Alltel acquisition, Verizon Wireless assumed approximately $23.9 billion of debt, of which approximately $2.3 billion remains outstanding to third parties as of September 30, 2009. Under the terms of a tender offer that was completed on March 20, 2009, $0.2 billion aggregate principal amount was redeemed for a loss that was not significant.

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

In June 2009, Verizon Wireless issued $1.0 billion aggregate principal amount of floating rate notes due 2011. Commencing on December 27, 2009 and on each quarterly interest payment date thereafter, both the holders of the notes and Verizon Wireless have the right to require settlement of all or a portion of these notes at par. Accordingly, the notes are classified as current maturities in the condensed consolidated balance sheet.

On August 28, 2009, Verizon Wireless repaid $0.4 billion due under a three-year term loan facility, reducing the outstanding borrowings to $4.0 billion.

The increase in Other, net financing activities during the first nine months of 2009 was primarily driven by higher distributions to Vodafone which owns a 45% noncontrolling interest in Verizon Wireless. In addition, Other, net financing activities during the first nine months of 2009 included the buyout of wireless partnerships in which our ownership interests increased as a result of the acquisition of Alltel.

On October 14, 2009, a registration statement of Verizon Wireless and Verizon Wireless Capital LLC, which registers a total of approximately $11.8 billion of new notes, was declared effective by the Securities and Exchange Commission (SEC), and Verizon Wireless and Verizon Wireless Capital LLC commenced an exchange offer to exchange the privately placed notes issued in November of 2008, as well as February and May of 2009 for new notes with similar terms, pursuant to the requirements of registration rights agreements. This Report on Form 10-Q does not constitute an offer of any securities for sale.

Verizon Communications

In March 2009, Verizon issued $1.8 billion of 6.35% notes due 2019 and $1.0 billion of 7.35% notes due 2039, resulting in cash proceeds of $2.7 billion, net of discounts and issuance costs, which were used to reduce our commercial paper borrowings, repay maturing debt and for general corporate purposes. In December 2008, we entered into a $0.2 billion vendor provided credit facility and in January 2009, we borrowed the entire amount available under this facility.

On October 6, 2009, we redeemed Verizon New Jersey Inc. $0.1 billion 6.8% debentures due December 15, 2024 at a redemption price of 101.536% of the principal amount of the debentures, plus accrued and unpaid interest through the date of the redemption. During the nine months ended September 30, 2009, $0.3 billion of 6.7% notes and $0.2 billion of 5.5% notes issued by Verizon California Inc. and $0.2 billion of 5.875% notes issued by Verizon New England Inc. matured and were repaid. Additionally, during the first half of 2009, $0.5 billion of 7.51% notes issued by GTE Corporation and $0.5 billion of floating rate notes issued by Verizon matured and were repaid.

On April 15, 2009, we terminated all commitments under our $6.0 billion three-year credit facility with a syndicate of lenders that was scheduled to mature in September 2009 and entered into a new $5.3 billion 364-day credit facility with a group of major financial institutions. As of September 30, 2009, the unused borrowing capacity under the 364-day credit facility was approximately $5.2 billion. Approximately $0.1 billion of stand-by letters of credit are outstanding under the new credit facility.

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

Our ratio of debt to debt combined with Verizon’s equity was 59.3% at September 30, 2009 compared to 55.5% at December 31, 2008.

As in prior periods, dividend payments were a significant use of capital resources. The Board of Directors of Verizon determines the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. During the third quarter of 2009, the Board increased our dividend payments 3.3% to $.475 per share from $.460 per share in the same period of 2008.

Credit Ratings

There were no changes to the credit ratings of Verizon Communications and/or Verizon Wireless from those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows Provided by Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2008. While we do not anticipate a ratings downgrade, the three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Verizon Communications and/or Verizon Wireless in the future including sustained leverage levels at Verizon Communications and/or Verizon Wireless resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; (ii) failure to achieve significant synergies in the Alltel integration; (iii) accelerated wireline losses; (iv) the absence of material improvement in the status of underfunded pension balances; or (v) an acquisition or sale of operations that causes a material deterioration in its credit metrics. A ratings downgrade would increase the cost of refinancing existing debt and might constrain Verizon Communications’ access to certain short-term debt markets.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, to pay taxes, to maintain insurance with responsible and reputable insurance companies, to preserve our corporate existence, to keep appropriate books and records of financial transactions, to maintain our properties, to provide financial and other reports to our lenders, to limit pledging and disposition of assets and mergers and consolidations, and other similar covenants.

In addition, Verizon Wireless is required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments, as defined in the related credit agreement, not in excess of 3.25 to 1.0 times for such period. At September 30, 2009, the leverage ratio was 1.2 to 1.0 times.

As of September 30, 2009, we and our consolidated subsidiaries were in compliance with all of our debt covenants.

Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2009 totaled $1.2 billion, an $8.6 billion decrease compared to Cash and cash equivalents at December 31, 2008, primarily related to the acquisition of Alltel, net of cash acquired.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated Other Comprehensive Loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At September 30, 2009, our primary translation exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2009, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations, with the exception of a three-year term loan, are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheet as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $248 million and $415 million at September 30, 2009 and December 31, 2008, respectively, and are included in Other assets and Long-term debt. As of September 30, 2009, the total notional amount of these interest rate swaps was $3 billion. In October 2009, we entered into additional domestic interest rate swaps designated as fair value hedges to achieve a targeted mix of fixed and variable rate debt with a total notional amount of $3 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 2008 Verizon Wireless and Verizon Wireless Capital LLC debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets at September 30, 2009 was approximately $327 million and at December 31, 2008 was insignificant. For the three and nine months ended September 30, 2009, a pretax gain of $25 million and $322 million, respectively, was recognized in Other comprehensive income and $41 million and $160 million, respectively, were reclassified from Accumulated other comprehensive loss to Other income and (expense), net to offset the related pretax foreign currency transaction loss on the underlying debt obligation.

Alltel Interest Rate Swaps

As a result of the Alltel acquisition, Verizon Wireless acquired seven interest rate swap agreements with a notional value of $9.5 billion that paid fixed and received variable rates based on three-month and one-month LIBOR with maturities ranging from 2009 to 2013. During the second quarter of 2009, we settled all of these agreements using cash generated from operations. Changes in the fair value of these swaps were recorded in earnings through settlement. The gain recognized upon settlement in the condensed consolidated statements of income was not significant.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into privately negotiated prepaid forward agreements for approximately $390 million in Verizon shares, which are included in Other assets. Changes in the fair value of the agreements, which were not significant during the three and nine months ended September 30, 2009, were included in Selling, general and administrative expense and Cost of services and sales.

Other Factors That May Affect Future Results

Recent Developments

Telephone Access Lines Spin-off

On May 13, 2009, we announced that we will spin-off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco will merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless.

Depending on the trading prices of Frontier common stock prior to the closing of the merger, Verizon stockholders will collectively own between approximately 66% and 71% of Frontier’s outstanding equity immediately following the closing of the merger, and Frontier stockholders will collectively own between approximately 29% and 34% of Frontier’s outstanding equity immediately following the closing of the merger (in each case, before any closing adjustments). The actual number of shares of common stock to be issued by Frontier in the merger will be calculated based upon several factors, including the average trading price of Frontier common stock during a pre-closing measuring period (subject to a collar) and other closing adjustments. Verizon will not own any shares of Frontier after the merger.

Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon stockholders in lieu of fractional shares.

In connection with the spin-off, Verizon will receive from Spinco approximately $3.3 billion in value through a combination of a special cash payment to Verizon, a reduction in Verizon’s consolidated indebtedness, and, in certain circumstances, the issuance to Verizon of debt securities of Spinco. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming the average trading price of Frontier common stock during the pre-closing measuring period is within the collar and no closing adjustments.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close during the second quarter of 2010.

Alltel Corporation

On June 5, 2008, Verizon Wireless entered into an agreement and plan of merger with Alltel Corporation (Alltel), a provider of wireless voice and advanced data services to consumer and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, an affiliate of private investment firms TPG Capital and GS Capital Partners, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5.9 billion. Verizon Wireless closed the transaction on January 9, 2009. At closing, the aggregate principal amount of Alltel debt associated with the transaction was approximately $23.9 billion.

As a condition of the regulatory approvals that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for $2.35 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets for $200 million in cash. Verizon Wireless is targeting to close both the AT&T and ATN transactions by the end of 2009. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals.

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

FCC Regulation

Net Neutrality

On October 22, 2009, the FCC initiated a proceeding in which it proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services. The FCC proposes to adopt as rules four principles taken from a previous policy statement that applied to wireline broadband services and to add two new requirements, all of which would be subject to the ability of network providers to engage in reasonable network management practices and to meeting the needs of law enforcement, public safety and national security. Specifically, the proposed rules would provide that a broadband Internet access provider: 1) may not prevent its users from sending or receiving lawful content over the Internet; 2) may not prevent its users from running or using lawful applications and services; 3) may not prevent its users from connecting to and using on its networks their choice of lawful devices that do not harm the network; 4) may not deprive its users of their entitlement to competition among network providers, applications, content or services; 5) must treat lawful content, applications or services in a nondiscriminatory manner; and 6) must disclose information on network management and other practices reasonably required for users and application, content and service providers to enjoy the protections of the rules. Any final rules that ultimately may be adopted, depending upon their scope and terms, could have a significant adverse effect on our broadband services.

Other Recent Accounting Standards

In December 2008, the accounting standard regarding employers’ disclosures about postretirement benefit plan assets was updated to require us, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods as of January 1, 2010. We are currently evaluating the impact this new standard will have on our financial statements.

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard will have on our financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this new standard will have on our financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2009.

We completed the acquisition of Alltel Corporation on January 9, 2009, at which time Alltel became a subsidiary of Verizon. We considered the transaction material to the results of our operations, cash flows and financial position from the date of the acquisition through September 30, 2009, and believe that the internal controls and procedures of Alltel have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former Alltel into our internal control over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the former Alltel. We will report on our assessment of our combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon, and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (“Panel”) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of a specified certification. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings. Based on this submission, the court ordered dismissal of the complaints on June 3, 2009. Plaintiffs have appealed this dismissal, and the appeal remains pending in the United States Court of Appeals for the Ninth Circuit.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2009. At September 30, 2009, the maximum number of shares that may be purchased by Verizon or any “affiliated purchaser” of Verizon, as defined by Rule 10b-18(a)(3) under the Exchange Act, under our share buyback program was 60,015,938.

Item 6. Exhibits

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

VERIZON COMMUNICATIONS INC.

Date: October 29, 2009	By	/s/ Robert J. Barish
Robert J. Barish Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.