Form 10-K
period 2009-12-31
VERIZON COMMUNICATIONS INC
filed 2010-02-26
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York and London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 30, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $85,127,332,045.

At January 29, 2010, 2,835,726,911 shares of the registrant’s common stock were outstanding, after deducting 131,883,208 shares held in treasury.

Documents incorporated by reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2009 (Parts I and II).

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2010 Annual Meeting of Shareholders (Part III).

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is one of the world’s leading providers of communications services. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon Communications Inc. on June 30, 2000 following our merger with GTE Corporation. We completed the acquisition of Alltel Corporation (Alltel) on January 9, 2009, making Verizon the largest wireless service provider in the United States (U.S.) in terms of the total number of customers and revenues. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 222,900 employees.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two primary reportable segments, Domestic Wireless and Wireline, which we operate and manage as strategic business segments and organize by products and services. These segments and principal activities consist of the following:

Domestic Wireless	Domestic Wireless’s products and services include wireless voice and data services and equipment sales across the U.S.
Wireline

Wireline’s communications products and services include voice, Internet access, broadband video and data, next generation Internet protocol (IP) network services, network access, long distance and other services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and in 150 other countries around the world.

The following portions of the 2009 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 14 through 16;

•	“Segment Results of Operations” on pages 21 through 26 and in Note 14 to the Consolidated Financial Statements on pages 68 through 70; and,

•	“Discontinued Operations” and “Extraordinary Item” included in “Consolidated Results of Operations” on pages 20 through 21.

Domestic Wireless

Background

Our Domestic Wireless segment, Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless, and Vodafone owns the remaining 45%. In 2009, Domestic Wireless revenues were $62,131 million, representing approximately 58% of Verizon’s aggregate revenues. Domestic Wireless is not dependent on any single customer.

Alltel Acquisition and Integration

On June 5, 2008, Verizon Wireless entered into an agreement and plan of merger with Alltel, a provider of wireless voice and data services to consumer and business customers in 34 states, and its controlling stockholder, Atlantis Holdings LLC, to acquire, in an all-cash merger, 100% of the equity of Alltel for cash consideration of $5.9 billion and the assumption of approximately $24 billion of aggregate principal amount of Alltel debt. Verizon Wireless closed the transaction on January 9, 2009. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” in the 2009 Annual Report to Shareowners.

As a condition of the regulatory approvals from the Department of Justice (DOJ) and the Federal Communications Commission (FCC) that were required to complete the Alltel acquisition, Verizon Wireless is required to divest overlapping wireless properties in 105 operating markets in 24 states (Alltel Divestiture Markets). These markets consist primarily of Alltel operations, but also include a small number of pre-merger operations of Verizon Wireless. As a result of these divestiture requirements, we placed the wireless licenses and assets in the Alltel Divestiture Markets in a management trust that will continue to operate the properties under their current brands until they are sold. In May 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T) pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for approximately $2.4 billion in cash. In June 2009, Verizon Wireless entered into an agreement with Atlantic Tele-Network, Inc. pursuant to which it agreed to acquire the remaining 26 Alltel Divestiture Markets that were not included in the transaction with AT&T Mobility, including licenses and network assets for $200 million in cash. Verizon Wireless expects to close both transactions during the first half of 2010. Completion of each of the foregoing transactions is subject to receipt of regulatory approvals from the DOJ and the FCC.

Substantially all of the Alltel markets that are not subject to divestiture have been re-branded to “Verizon Wireless.” As a result of the acquisition of Alltel, we have experienced cost savings from reduced roaming costs, the elimination of duplicate facilities and reduced overall expenses relating to advertising, overhead and headcount. We also expect to experience reduced overall combined capital expenditures as a result of greater economies of scale and the redeployment of redundant network assets. Our network and Alltel’s network both employ code division multiple access (CDMA) technology, which is facilitating the integration of Alltel’s network operations with ours. We cannot, however, ensure that we will be able to achieve all of the anticipated cost savings and other benefits discussed above.

Operations

Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the U.S. and has the largest third generation (3G) network of any U.S. wireless service provider. Verizon Wireless is the industry–leading wireless service provider in the U.S., in terms of operating income. With our acquisition of Alltel, Verizon Wireless became the largest wireless service provider in the United States, as measured by the total number of customers and revenues.

Competition

In the U.S., we compete primarily against three other national wireless service providers: AT&T, Sprint Nextel and T-Mobile. In addition, in many markets we also compete with regional wireless service providers, such as U.S. Cellular, MetroPCS and Leap Wireless. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Several higher-speed wireless technologies have been deployed by various wireless service providers, while others are in the process of being developed to meet the growing customer appetite for wireless communications in both fixed and fully mobile environments. We have deployed the largest 3G wireless network in the United States. Other wireless service providers are in various stages of deploying their own 3G networks, and fourth generation (4G) technologies are being developed and deployed. In addition, some municipalities and communications companies have been deploying networks of small Wi-Fi access points. Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers. We also compete with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services. Other participants in the wireless value chain, including data application and content providers and device manufacturers, are introducing products and services directly to wireless consumers, rather than through wireless service providers, in order to compete more effectively for wireless data revenues. Also, several device makers are making third-party applications and content available by bundling them with their products. For example, Apple Inc. is packaging software applications and content with its phones, and Google Inc. (Google) has developed an open operating system and related applications for mobile devices that has been deployed on phones that we and certain other wireless service providers currently offer. In addition, in January 2010, Google began selling its own branded phone directly to consumers via its web store. Third parties, such as Skype, are also now offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

We believe that the following are the most important competitive factors in our industry:

•

Network Reliability, Capacity and Coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new data service offerings have led to increased customer usage of wireless services, which in turn impacts network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that we have the nation’s most reliable wireless voice and data network. Third-party studies conducted in the fourth quarter of 2009 show that, on a percentage basis, we have the fewest dropped calls and the fewest ineffective attempts among the national wireless service providers in the 100 most populous U.S. metropolitan areas. We continue to look for opportunities to expand our network through the build-out of our existing spectrum and the acquisition of new operating markets.

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape, as evidenced by increases in the marketing of minutes-sharing plans, free mobile-to-mobile calling, offerings of larger bundles of included minutes at attractive price points with no roaming or long distance charges, calling group features that enable customers to place and receive calls from a group of U.S. phone numbers they designate (including domestic landline numbers) without the call time counting against their minute allotment, and both prepaid and postpaid plans offering unlimited voice and data usage. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price, as well as service plans that meet their needs for both voice and data services. In January 2010, we launched a streamlined group of voice plans and data packages, including postpaid and prepaid plans with unlimited minutes and messaging, which provide our customers with simplified pricing options. We believe that this simplified approach will be attractive to our customers, drive greater adoption of data services and result in even higher customer satisfaction.

•

Customer Service. We believe that high quality customer service is a key factor in retaining customers and in attracting both new-to-wireless customers and customers of other wireless providers. We continually focus on enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving the customer experience.

•

Product Development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced products and services. We are committed to continuing to pursue the development and rapid deployment of new and innovative devices, products and services both independently and in collaboration with application service providers and device manufacturers, and to make available to our customers distinctive wireless devices and services that can access the growing array of data applications and content available over the Internet.

•

Sales and Distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal mix of direct, indirect and wholesale distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, as well as through our extensive indirect distribution network of retail outlets and prepaid replenishment locations and portable computer original equipment manufacturers. In addition, we have various resellers who buy our service on a wholesale basis.

•	Capital Resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless service providers require significant capital resources.

Our success will depend on our ability to anticipate and respond to various factors affecting the wireless industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors.

Network

Our network is among the largest in the U.S., with licensed and operational coverage in all of the top 100 most populous U.S. metropolitan areas. Our network covers a population of approximately 290 million and provides service to our customer base of nearly 91.2 million, as of December 31, 2009.

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

Our primary network technology platform is CDMA, based on spread-spectrum digital radio technology. CDMA-1XRTT technology is deployed in virtually all of our cell sites in our CDMA network. In addition, EV-DO, a third-generation packet-based technology intended primarily for high-speed data transmission, is deployed in approximately 94% of the cell sites in our CDMA network, as of December 31, 2009. Additional EV-DO deployment is ongoing, as is the integration of the Alltel portion of our network. We also provide GSM service and fulfill GSM roaming obligations in certain markets as a result of our purchases of Rural Cellular Corporation and Alltel.

Our network includes various elements of redundancy designed to enhance the reliability of our service. Power and transport facilities can often become a network’s vulnerability. Consequently, we have battery backup at every switch and virtually every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. We further ensure reliability by providing secondary transport facilities for critical links in the network.

Competing wireless service providers have chosen GSM or other technologies as the technology platforms for their 3G networks. While we believe our 3G CDMA technology offers many advantages compared to GSM, such as more efficient spectrum usage and lower overall operating costs, GSM substantially leads in worldwide market share, affording its users certain scale advantages.

In 2009, we continued to develop our fourth generation (4G) wireless broadband network using Long Term Evolution (LTE) technology. This new technology follows GSM’s evolutionary path but is different from, and is expected to be an improvement upon, the previous generations of both GSM and CDMA-based digital radio technologies. LTE networks are designed to provide higher throughput performance and improved efficiencies for 4G wireless voice and data services. We plan to launch our LTE network in 25 to 30 markets in 2010, and to cover virtually all of our current 3G network footprint by the end of 2013. Many other major wireless service providers, both domestic and foreign, have also selected LTE as the technology for their 4G deployments and, in December 2009, one such provider, TeliaSonera, launched commercial LTE service in Norway and Sweden. We believe that LTE will provide us with the opportunity to adopt an access platform with global scale.

Concurrent with ongoing LTE standards development, we are presently conducting tests of LTE technology with vendors. These tests are being conducted at several locations in the United States. In February 2009, we selected Ericsson and Alcatel-Lucent as primary network vendors for our initial LTE network deployments in the United States. We continue to conduct validation testing in conjunction with initial commercial deployments. We expect that technology testing and assessments will continue as the LTE technology and standards are advanced.

We have also created the Verizon Wireless LTE Innovation Center, which we believe will serve as a catalyst for the early development of non-traditional products for use on LTE networks. The center will work with several of our strategic partners to help the consumer electronics industry quickly bring products to market.

Open Development Program

As part of our open development program intended to provide customers with the ability to use, on our network, devices and mobile applications that we do not sell, in 2008, we published the technical interface standards that the development community is using in order to design such devices. In August 2009, we published updated standards that developers will need to design such devices that can run on the LTE network that we plan to launch in 25 to 30 markets in 2010. In addition, we have certified three independent laboratories to perform testing of third-party devices to ensure that they conform to our technical interface standards in order to operate on our network.

We believe that our open development program will spur innovation, expand customer choices and produce an array of new products for use on our network and, as a result, increase customer connections to our network. Since July 2008, we have certified numerous third-party devices to run on our network.

Additionally, in August 2009, we consummated the formation of a joint venture company, nPhase, which we own equally with Qualcomm Incorporated (Qualcomm). nPhase is expected to facilitate our provision of machine-to-machine wireless communications solutions to a variety of vertical market segments, including healthcare, manufacturing, utilities, distribution and consumer products.

Spectrum

We have licenses to provide wireless services on portions of the 800 MHz and/or 1800-1900 MHz spectrum bands in areas where approximately 99% of the estimated U.S. population reside, as of December 31, 2009. We obtained our spectrum assets through FCC lotteries, auctions and allotments, and acquisitions from and exchanges with private parties. In parts of the U.S., we also have licenses for AWS spectrum in segments of the 1700 and 2100 MHz bands.

In addition, in November 2008, the FCC granted us 109 licenses for portions of the 700 MHz band for which we were the winning bidder in FCC Auction 73. Certain of these licenses can be used to provide wireless service coverage to the entire population of the U.S. (except Alaska). The spectrum we hold can be used for mobile wireless voice and data communications services, including text and multi-media messaging, location based services, machine-to-machine services and broadband Internet access. We plan to use the AWS and 700 MHz spectrum mainly for advanced broadband wireless services utilizing LTE technology. When combined, the various bands described above give us a national average spectrum depth of approximately 88 MHz, as of December 31, 2009.

We anticipate that we will need additional spectrum in a limited number of our markets to meet future demand. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses if and when offered by the FCC in future spectrum auctions. The availability of new spectrum for commercial wireless services and the possible dates of future FCC spectrum auctions are unknown at this time. As we and competing wireless service providers have experienced spectrum shortages in certain markets and have spectrum surpluses in others, we have at times arranged spectrum swaps, and we expect to have opportunities to use the beneficial trading of spectrum licenses in order to meet certain of our capacity and expansion needs in the future, subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

Wireless Offerings

We believe that increasing the value of our service offerings to customers will help us to retain our existing customers, attract new customers and increase customer usage, all of which will, in turn drive revenue and operating income growth. In January 2010, we launched a streamlined group of new voice plans, including postpaid and prepaid plans with unlimited minutes and messaging, which provide our customers with simplified pricing options that we believe they will find attractive. As part of this launch, we also introduced simplified tiered data packages of varying sizes for our postpaid plans – unlimited usage, required for customers using our 3G smartphones; a 25-megabyte package required for users of our 3G multimedia phones; and usage on a pay-per-megabyte basis for users of our simple feature phones. Both our 3G multimedia phone and simple feature phone users have the option of upgrading to a higher tier data package.

Wireless Services

Voice services. We offer a variety of postpaid plans for voice services and features with competitive pricing. Approximately 90% of our customers received our voice services on a retail postpaid basis, as of December 31, 2009. Specifically, we offer: Nationwide Calling Plans for individual customers, which provide a choice, at varying price points, of differently sized bundles of minutes of use or unlimited minutes; Nationwide Family SharePlans and Nationwide Small Business SharePlans designed for multiple-line accounts; and Nationwide Business Plans targeted to business accounts with over 100 lines and national accounts with over 1,000 lines.

All of these nationwide postpaid plans include, among other things, Mobile to Mobile Calling, which enables the customer to place calls to, or receive calls from, any other Verizon Wireless customer mobile number without the call time counting against their minute allotment, night and weekend minute allowances, no domestic long distance charges and no domestic roaming charges for calls placed within the customer’s coverage area. In addition, these plans also include access to the Internet through our Mobile Web service for an additional charge per megabyte sent or received, depending upon the customer’s data package. Several of our voice plan offerings include data service features, such as unlimited text, picture, video and instant messaging to any mobile number on any network in the U.S. In addition, in 2009, we launched Friends & Family, which is available to our consumer and business customers on many of our Nationwide Calling Plans. Friends & Family allows customers, depending upon their calling plan, to place calls to, and receive calls from, 5 to 10 U.S. phone numbers they designate that are not part of the Verizon Wireless network (including domestic landline numbers) without the call time counting against their minute allotment. In addition, beginning in March 2010, our customers using select 3G smartphones will be able to download Skype mobile, an application exclusive to Verizon Wireless. Skype mobile will enable these customers to make and receive unlimited Skype voice calls and send and receive instant messages, while within the U.S., to and from other Skype users anywhere in the world without these calls or messages counting against the customer’s minute allotment or incurring data charges. Skype mobile will also enable these customers to make international calls to non-Skype users at competitive Skype calling rates. We also offer Push to Talk, a walkie-talkie style voice service that is available on specialized phones as an add-on feature for an additional monthly charge.

Prepaid offerings. We also offer our Verizon Wireless Prepaid service that enables individuals to obtain wireless voice services without a long-term contract or credit verification by paying in advance. All of our Verizon Wireless Prepaid plans include Mobile to Mobile Calling. In addition, our Verizon Wireless Prepaid customers can also access certain of our key data services and offerings, such as our Mobile Web services, Ringtones and Ringback Tones, V CAST and VZ Navigator, for additional fees.

Data services. We believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to continue to expand our wireless data offerings for both consumer and business customers.

We offer an array of data services and applications, such as:

•

Text and Picture Messaging Services. With compatible wireless devices, our text and picture messaging service enables our customers to send and receive text messages, enhanced messages with animations and graphics as well as still pictures, voice, and full-motion video clips with sound. With our premium messaging services, our customers can receive digital content provided by third parties in various categories, including news, sports, entertainment, travel and weather. Through our Mobile Instant Messaging service, our customers can send and receive instant messages in real time with their wireless devices via AOL Instant Messaging, Yahoo! Messenger or Windows Live Messenger communities.

•

Mobile Broadband. Our Mobile Broadband service, available in substantially all areas covered by our network, enables our customers to access, at broadband speeds through laptop computers, applications such as e-mail, enterprise applications, image downloads and full browsing capabilities. The service is available to our customers on a postpaid or prepaid basis at various price points that include data allowances in terms of megabytes or gigabytes. Beginning December 15, 2009, our postpaid Mobile Broadband and GlobalAccess customers became eligible to receive Verizon Wi-Fi service at no additional charge, enabling them to use our VZAccess Manager to access the Internet at thousands of Wi-Fi hotspot locations in the United States, Canada and Mexico.

•

Consumer-Focused Multimedia Offerings. We provide our retail customers access via their phones to a range of music, video, games and other applications, as well as to the Internet. Through our web-based storefronts, accessible via computer or many of our phones, our customers can browse and purchase our V CAST branded applications for music, video and tones, as well as third party applications. For example, our V CAST video service, accessible on many of our phones, enables our customers to get unlimited access to daily updated videos from leading content providers of news, sports, and entertainment programming for a monthly fee that is in addition to their voice calling plan access charge. We also offer V CAST Media Manager, a software program that facilitates the transfer of certain content between our customers’ computers and their phones. Our Mobile Web service enables our customers to access the Internet on their phones through our customized web portal.

•

Business-Focused Offerings. We offer our business customers an extensive variety of services focused on increasing their productivity and lowering their costs. For example, our VZAccess service provides our business customers with solutions for accessing the Internet and their corporate intranets. VZEmail offers a suite of products that enables wireless e-mail across our diverse portfolio of wireless devices. In addition, our Wireless Office suite of services offers our business customers with at least 50 lines of service, through the use of their existing wireless devices, calling features traditionally associated with landline/PBX phones, such as abbreviated dialing.

•

Location-Based Services. We offer several location-based services targeted to consumer and business customers. For example, our VZ Navigator application enables customers to obtain audible turn-by-turn directions to their destination, locate points of interest, receive real-time traffic alerts with re-routing instructions, and access other location-related information by using VZ Navigator-capable phones. Our Family Locator service, available on certain of our phones, provides our Family SharePlan customers with the ability to locate the wireless phone of other Family SharePlan customers in their plan by accessing the Internet via a computer or by using a Family Locator-enabled wireless phone. Field Force Manager, targeted to our business customers, is a location-based mobile resource management tool that provides businesses with the ability to locate, monitor and communicate with their mobile field workers.

•

Telematics Services. Telematics generally involves the integration of wireless services into private and commercial vehicles, often incorporating both a voice and data capability. Telematics services include navigation assistance, roadside and emergency notification services, concierge services and stolen vehicle tracking. We support telematics services for some of the largest automotive manufacturers, and we are currently the national provider of wireless service for OnStar, a subsidiary of General Motors Company. We do not currently include telematics customers in our customer count.

•

Telemetry Services. Telemetry generally refers to services that are characterized by machine-to-machine interactions that do not include a voice component. With telemetry services, data transmissions are used by customers to monitor stationary equipment, such as residential and commercial security systems, and the remote monitoring of control equipment in a wide variety of industries.

We have also undertaken initiatives that we believe will increase the number and accessibility of data applications available to our customers. These initiatives include our open development program described above, as well as the following:

•

In June 2009 we joined the Joint Innovation Lab (JIL), a joint venture whose other participants are China Mobile Limited, SOFTBANK Corp. and Vodafone International Holdings B.V. JIL’s initial focus is to develop a single global software platform that will allow developers to create mobile applications that can run on multiple operating systems. These applications, referred to as “widgets,” can enhance both the functionality of certain wireless devices and the mobile Internet experience. These applications will have the potential to reach the JIL participants’ nearly 1 billion customers worldwide.

•

In July 2009, we hosted our first Verizon Developer Community conference to foster the development of new mobile applications. The conference provided developers with information on our applications platform and programming interfaces, billing and revenue sharing to enable developers to bring applications to market quickly.

•

In October 2009, we announced the creation of the 4G Venture Forum, whose members include Verizon Wireless, Alcatel-Lucent, Ericsson and several venture capital funds. The forum will enable 4G-related innovations to get to market faster by providing developers and other participants in the 4G ecosystem with funding and development assistance, technical viability assessments and vital strategic input from forum members.

International Services

We offer a variety of international wireless services targeted to the needs of our customers ranging from our multinational business accounts to our consumer customers who occasionally travel outside of the U.S. Through our roaming arrangements with certain wireless service providers outside of the U.S., customers enrolled in our international dialing service can use any of our phones in more than 40 international destinations that provide CDMA wireless service, with data services available in more than 20 such destinations. Through our Global Phone Service, our customers that use our phones that have GSM or UMTS capabilities, such as the Blackberry Tour and Storm2, can access voice service in more than 220 destinations worldwide. With our GlobalEmail service, customers with select global phones can access their e-mail accounts in more than 195 destinations worldwide. In addition, our GlobalAccess service enables our customers to access the Internet on their laptop computers equipped with our GSM PC cards and on our netbooks equipped with global SIM cards in more than 195 destinations, 85 of which offer data access at 3G speeds.

Wireless Devices

We believe that our position in the U.S. wireless industry has enabled us to become a wireless service provider of choice for wireless device manufacturers and has helped position us as the launch partner for new and innovative device offers for our customers and branded phones that complement our focus on high-quality service and an optimal user experience.

We offer several categories of phones – 3G smartphones, 3G multimedia phones and simple feature phones. The majority of our phones are EV-DO enabled, and all of them are compliant with the FCC’s Enhanced 911 requirements. Many of these phones support our V CAST and VZ Navigator services. We offer our consumer customers a number of phones that include QWERTY keyboards, a feature traditionally included on devices targeted to business customers. In addition, we offer phones that enable our customers to access GSM networks when traveling abroad.

3G Smartphones. Our device line-up includes an array of 3G smartphones, devices that are enabled to utilize our EV-DO (Revision A) higher-speed data service and have high-level operating platforms, such as webOS, Windows Mobile and Android. We offer 3G smartphones from RIM, Palm, Samsung, Motorola and HTC. Several of our 3G smartphones include touchscreens, such as the Palm Pre Plus, Palm Pixi Plus, Samsung Omnia II, HTC Touch Pro 2 and the BlackBerry Storm2.

In addition, in November 2009, we began offering two – 3G smartphones on an exclusive basis in the United States that operate on Google’s Android mobile operating platform – the Motorola Droid and the HTC Droid Eris. These touchscreen devices include innovative applications developed by Google and us, as well as by third-party developers, are Wi-Fi capable and can access thousands of Android Market applications.

3G Multimedia Phones. We offer numerous phones that are EV-DO-enabled, have HTML-browsing capability and can run various applications, such as music, games and video, using BREW (binary runtime environment for wireless) technology, which we refer to as 3G multimedia phones. Certain of these phones have other enhanced features, such as QWERTY keyboards, included on the LG enV3 and the Samsung Alias2, as well as touchscreens on the LG enV Touch and the Samsung Rogue.

Simple Feature Phones. Our simple feature phones include those that operate via our CDMA-1XRTT service, such as the Samsung Intensity, as well as EV-DO-enabled phones, such as the Motorola Barrage. Depending upon the device, these phones include various features, such as QWERTY keyboards, and can access services such as Mobile Web, V Cast and VZ Navigator.

3G Internet Devices. Our customers can access the Internet wirelessly at broadband speeds on their computers via data cards that we offer, or via EV-DO-enabled phones with connector cables, and on certain OEM laptop computers with embedded EV-DO Mobile Broadband modules. In addition, we sell several netbooks, which are portable wireless computers, smaller than traditional laptop computers, which can access the Internet via our Mobile Broadband service.

Suppliers and Product Supply Chain

We purchase wireless devices and accessory products from a number of manufacturers, with the substantial majority of our purchases made from LG Electronics, Samsung, Motorola, RIM, Palm, PCD, Pantech, HTC and Nokia.

A key component of all wireless phones is the chipset, which contains the “intelligence” of the phone. Most of our phone suppliers rely on Qualcomm for manufacturing and supplying CDMA-1XRTT and EV-DO chipsets. We do, however, sell phones that include CDMA-1XRTT chipsets manufactured by VIA Telecom, under license from Qualcomm. In addition, there are a number of other components common to wireless phones provided by various electronic component manufacturers that we do not deal with directly. We depend upon a number of key suppliers and, if any of them fail to fulfill their obligations to us, we may not be able to provide services or maintain and upgrade our network.

We have developed relationships with New Breed Logistics, Inc., and Communications Test Design, Inc., for our phone and other product warehousing, distribution and direct customer fulfillment. We do not own a significant product warehousing and distribution infrastructure.

Our primary cell site equipment infrastructure vendors are Alcatel-Lucent, which provides more than half of our cell site equipment, Motorola and Telefonaktiebolaget LM Ericsson (Ericsson), which together currently provide nearly all of our remaining cell site equipment. Until November 2009, Nortel provided us with the cell site equipment now provided by Ericsson. In January 2009, Nortel and certain of its subsidiaries filed for bankruptcy protection in the United States and Canada. In connection with this bankruptcy, in November 2009 the Nortel business unit that supplies CDMA wireless infrastructure to us was sold to Ericsson. We also rely upon Alcatel-Lucent, Motorola and, as a result of the above-mentioned sale, Ericsson for substantially all of our switching equipment.

Marketing

We focus our marketing strategy on offering solutions that are targeted to satisfy the needs of our various customer market segments, such as young adults, seniors, families and small to large businesses; promoting our brand; leveraging our extensive distribution network; and cross-marketing with Verizon’s other business units and Vodafone.

Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions, which ensures that our marketing message is consistently presented across all of our markets. Our promotion of the “Verizon Wireless” brand is complemented by Verizon’s other brand marketing activities, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of Verizon Communications’ customer base.

Sales and Distribution Channels

We utilize a mix of direct, indirect and alternative distribution channels in order to increase customer growth while reducing customer acquisition costs.

Our direct distribution channel includes our company-operated stores, a core component of our distribution strategy. Our experience has been that customers that we obtain through this direct channel are less likely to cancel their service than those we obtain through indirect channels. As of December 31, 2009, we operated approximately 2,300 company-operated stores and kiosks. We will continue to evaluate all of our stores to ensure that they are optimally located in accordance with our distribution objectives. As of December 31, 2009, we ceased operating approximately 335 stores located in the Alltel markets that we are not required to divest. Certain other stores may be transitioned to local agents for their marketing of our products and services.

Our direct channel also includes our business-to-business operations and systems organization, which is focused on supporting the wireless communications needs of our local, regional and national business customers, as well as a telemarketing sales force dedicated to handling incoming calls from customers. In October 2009, we announced the creation of a dedicated organization to more effectively serve the needs of our large multinational corporate customers and our government accounts. This organization is focused on delivering to these customers integrated, industry-specific solutions to meet their telecommunications needs. We also offer fully-automated, end-to-end web-based sales of wireless phones, accessories and service in all of our markets.

Our indirect retail channel consists of agents that sell our postpaid and/or prepaid wireless products and services at their retail locations throughout the U.S. In addition, national retailers, such as Best Buy, Wal-Mart, Costco and Target, sell our postpaid and prepaid wireless products and services. We also sell wireless capacity on a wholesale basis, which involves the sale of wholesale access, minutes and data services to independent companies that resell wireless services to end-users. Our ability to attract new subscribers and our revenue could be adversely affected if our relationship with any of our national indirect distributors were terminated or if they shifted the mix of their business to favor other wireless service providers.

Customer Service, Retention and Satisfaction

We believe that high quality customer service is a key differentiator because it increases customer satisfaction and reduces customer churn, the rate at which customers disconnect individual lines of service. Therefore, satisfying and retaining existing customers is critical to the financial performance of wireless service providers and an essential element of our strategy. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services, in order to promote long-term relationships and minimize churn. Third-party studies conducted in 2009 show that we placed highest in overall customer satisfaction among the national wireless service providers.

While our customer service representatives are available during our normal business hours, we also have representatives available 24-hours-a-day, 7-days-a-week to assist with emergency and technical customer issues. In addition, customers can do business with us at any time, without having to speak with a customer service representative, through our enhanced self-service applications, which include our interactive voice response system, through our website, and via applications accessible from customer handsets.

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

Wireline

Background

The Wireline segment provides customers with communications products and services that include voice, Internet access, broadband video and data, next generation IP network services, network access, long distance and other services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and in 150 other countries around the world.

In 2009, we changed the manner in which the Wireline segment reports Operating revenues to align our financial presentation to the continued evolution of the wireline business. Accordingly, there are four revenue-producing lines of business within the Wireline segment: Mass Markets, Global Enterprise, Global Wholesale and Other. In 2009, Wireline revenues were $46,080 million, representing approximately 43% of Verizon’s aggregate revenues. Our Wireline segment is not dependent on any single customer.

Access Line Spin-off

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco plans to merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless. The merger will result in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for Verizon's Wireline segment.

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

In connection with the spin-off, Verizon expects to receive from Spinco approximately $3.3 billion in value through a combination of a special cash payment to Verizon, a reduction in Verizon’s consolidated indebtedness, and, in certain circumstances, the issuance to Verizon of debt securities of Spinco. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming the average trading price of Frontier common stock during the pre-closing measuring period is within the collar and no closing adjustments.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close during the second quarter of 2010.

Operations

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services to residential and small business subscribers. In partnership with DIRECTV, Verizon also offers satellite television service to enable double- and triple-play offers in non-FiOS markets. In 2009, Mass Markets revenues were $19,755 million, representing approximately 43% of Wireline’s aggregate revenues.

To differentiate the FiOS platform from its competitors, initiatives are under way to leverage this technology to deliver video applications, “widgets,” and interactivity with television, including access to social networking sites, and access to Internet video sites.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. We offer communications and IT solutions, combining professional expertise with extensive IP networks to deliver communications, IT, information security and network solutions. We securely connect today's extended enterprises with their wide-spread customers, partners, suppliers and highly mobile employees—enabling them to increase productivity, efficiency and the speed at which they conduct business. In addition to traditional voice and data services, Global Enterprise offers managed and advanced products and solutions through our strategic services. This encompasses our focus areas of growth, including IP services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as private IP, private line, frame relay and asynchronous transfer mode (ATM) services, both domestically and internationally. Over 80% of our frame relay customers have converted to private IP. Customers can now choose an on-demand consumption model for their infrastructure as a service rather than installing and configuring dedicated environments. In addition, Global Enterprise offers professional services in more than 30 countries around the world, supporting a range of solutions including network services, managing a move to IP-based unified communications and providing application performance support. In 2009, Global Enterprise revenues were $14,988 million, representing approximately 32% of Wireline’s aggregate revenues.

Global Wholesale

Global Wholesale offers switched access and special access services primarily to long distance and other carriers who use our facilities to provide services to their customers. Switched access revenues are generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the United States, as well as internationally destined traffic that originates in the U.S. Special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Global Wholesale services also include local wholesale revenues from unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers. A portion of Global Wholesale revenues is generated by a few large telecommunication companies, many of whom compete directly with us. In 2009, Global Wholesale revenues were $9,637 million, representing approximately 21% of Wireline’s aggregate revenues. Major initiatives that are under way, such as Fiber-to-the-cell sites, global data growth, an increased focus on high-yield international voice routes and the development of new segments, will further differentiate Global Wholesale from its competitors.

As consumer demand for smartphones and bandwidth intensive applications grow, wireless carriers are looking for network solutions to carry increasing volumes of traffic. Our service allows virtually unlimited capacity and enables wireless carriers to offer next generation applications to their customers. We have constructed more than 2,300 cell sites in 2009 with fiber Ethernet service across most carriers and we are on track to fully support Verizon Wireless’ LTE launch in 2010.

Global Wholesale will also continue to capitalize on voice traffic growth to high-yield destinations where we have volume (minutes) going to key destinations around the globe. New opportunities are being driven by machine-to-machine applications, managed services, and digital content which provide more value to our customers and represent the largest growth opportunities. Global Wholesale’s initiatives are focused on providing value and targeting these growth services.

Other

Other services include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid cards. In 2009, Other revenues were $1,700 million, representing approximately 4% of Wireline’s aggregate revenues.

Competition

The wireline telecommunications industry is highly competitive. We expect competition to intensify further with traditional, non-traditional and emerging players seeking increased market share. Current and potential competitors include cable companies, wireless service providers, other domestic and foreign telecommunications providers, satellite television companies, Internet service providers and other companies that offer network services and managed enterprise solutions. Companies with a global presence provide a threat to the Wireline segment. Customers, particularly in the Global Enterprise and, to a lesser extent, Global Wholesale, looking for reach and access around the world, can look to a handful of telecommunications and integrated service providers that operate globally. These full (or near-full) service providers serve as competitors in our efforts to win large contracts to provide integrated services to global enterprises. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition and which may affect our future revenue growth.

In the Global Enterprise business, the customer’s need to reduce technical complexity coupled with the growth opportunity created by technology convergence is driving the expansion of the competitive landscape. Major competitors include system integrators, carriers, hardware and software providers.

Some of the biggest companies in IT services are either making acquisitions or forging new alliances to be better positioned for a rebound in technology spending. Most new alliances and acquisitions have focused on emerging fields such as cloud computing, software delivery, communication applications and other computing tasks via the network rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been the well-defended turf of the major IT outsourcers.

We believe that cable operators represent a significant threat to our Wireline business. Cable operators have increased the size and digital capacity of their networks so that they can offer digital products and services. We continue to market competitive bundled offerings that include high-speed Internet access, digital television and voice services. Several major cable operators also offer bundles with wireless services through strategic relationships.

Wireless substitution is an ongoing competitive trend, which we expect to continue as wireless companies position their service as a landline alternative. We also face increasing competition from companies that provide Voice over Internet Protocol (VoIP) services. These services use the Internet or private broadband networks to transmit voice communications. VoIP services are available from a wide range of companies including cable companies, and national and regional providers. Internet portal providers are also entering our competitive space.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale, or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to competitive local exchange carriers at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive, are subject to ongoing review and revision by the FCC and state regulators. See “Regulatory and Competitive Trends” in the 2009 Verizon Annual Report to Shareowners.

Global Wholesale competes with traditional carriers for long-haul, voice and IP services. Additionally, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

Carriers continue to strategically invest capital to build their networks further into our franchise markets. Consolidation continues to create opportunities – it has helped to strengthen the wholesale market by decreasing the number of competitors and contributing to price stabilization. The landscape for wholesale services is also constantly changing, and is driving new requirements, and the nature of these relationships can quickly move from a retail model to a wholesale model.

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Customer Service: Customers expect industry leading service from their service providers. As technologies and services evolve, the requirement of the carrier to excel in this area is crucial for customer retention. Providing exceptional service to our customers builds integrity in Verizon across the marketplace. Residential customers experience this through our service representatives and online support, recently recognized as industry leading by an independent survey organization. Our award-winning Verizon Enterprise Center provides our business customers with ready access to their system and performance information. Proactive testing of the network helps identify minor issues before they become significant, allowing us to fix them before the customer even notices. We expect that our customer service will be a key differentiator in the Enterprise business. In a 2009 annual study, J.D. Power and Associates determined that Verizon is the top performer in overall satisfaction in the Large Enterprise segment. In the Wholesale business, service improvement can be achieved through continued system automation initiatives. Our online tools allow customers to interface with their provisioning and maintenance transactions electronically, improving self-service and further differentiating us from other service providers.

•

Network reliability and bandwidth (speed): As both consumers and small business customers look to leverage high speed connections for entertainment, communications, and productivity, we expect broadband penetration will continue to increase over the next several years. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can deliver against these increasing bandwidth requirements. We are continuing to build out our network to be able to meet this future demand.

•

Pricing: Cable and telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also significant as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, portal-based and VoIP calling is free or nearly free to customers and is often supported by advertising revenues.

•

Product differentiation: As a result of pricing pressures, providers need to differentiate their products. Customers are shifting from an access to an applications mindset and are focused on how they can leverage their broadband and video connections. Converged features, such as integrated wireless and wireline functionality, are becoming similarly important, enabled by both customer demand and technological advancement.

Network

Our business strategy is to be the premier broadband and entertainment service provider in the mass market. Network reliability is also a key component of our business strategy. We are executing on this strategy by deploying Fiber-to-the-premise (FTTP) access technologies over fiber optic cables. FTTP provides the highest possible bandwidth to the customer premise, based on current technology and allows us the flexibility to adapt our facilities more easily to future product development. New optical terminals can be added to the FTTP network, providing greater bandwidth and new services without any additional field construction. As we continue to expand our deployment of the most advanced Fiber Optic Network we are enhancing it with Gigabit Passive Optical Network (GPON) technology. GPON technology will continue to support the services we offer today, while allowing for the introduction of new services through improved downstream and upstream capacity.

In conjunction with the evolution of our access plant, we are also transitioning our metro (local) network infrastructure from traditional time division multiplexing (TDM)/SONET (Synchronous Optical Network)/ATM technologies to Ethernet over Dense Wavelength Division Multiplexing (DWDM). In 2009 we continued to deploy Reconfigurable Optic Add Drop Multiplexer (ROADM) nodes in the transport network. As a result, the new optical transport network provides features optimized for video distribution services and high speed data services, while maintaining the level of network reliability achieved with SONET.

To fully leverage this new network infrastructure and allow for the more efficient sharing of our network across services, we are upgrading our multiplexing and routing infrastructure to use IP, Ethernet and MPLS (Multi Protocol Label Switching) technologies. In addition, we are migrating from traditional TDM-based voice switching to VoIP. This migration lowers the cost of current data and voice services and creates a network which can offer future multi-media communications services by adding service platforms without requiring widespread network upgrades. In keeping with our strategy of leading in network reliability, our service infrastructure utilizes our managed Quality of Service-enabled resilient IP network rather than the public Internet.

We have been focused on growing our Ethernet infrastructure to support the full range of Ethernet private line and E-LAN services locally, domestically and globally. To lower the access cost and provide significant service flexibility, we are using a converged packet access strategy that replaces the private circuit-based customer access and aggregates traffic from multiple customers onto a shared Ethernet and MPLS network. We have also focused on the expansion of the private IP network (PIP) to serve all key international markets with managed Quality of Service-aware IP Virtual Private Network (VPN) services. Our Public IP network is now interconnected to PIP through Security Gateway platforms that allow business customers to extend the reach of their private virtual networks to ‘off-net’ sites, such as employees’ homes, small branch offices and mobile work forces. These enhancements extend our IP services reach across the globe.

We continue to focus on emerging optical transport technologies and expansion of our network to lower overall cost. We are integrating Ethernet, SONET and Optics, and Ultra-Long-Haul technologies. In addition, we have deployed a new, next generation undersea cable technology through the Trans-Pacific Express (TPE) connecting the west coast of the U.S. to China, Korea and Taiwan.

We continue to widen and deepen our global scope and capabilities. We have expanded our Virtual Private LAN service to Europe, Asia-Pacific, and additional North American locations. We also deployed the industry’s first commercial 100G (gigabits per second) ultra-long-haul optical system for live traffic on our European optical core network; added a Japan landing to our TPE submarine cable system; and installed 106 private IP edge routers for a total of 753 edge routers in 212 sites in 59 countries.

Wireline Offerings

Mass Markets

Our strategy is to be the customer’s first choice for communications and entertainment services. To achieve this we offer a variety of services at different price points.

Video Services. We offer FiOS TV and Verizon’s fiber-optic video service and market a variety of DIRECTV packages that are delivered over satellite systems. FiOS TV provides access to more than 565 all-digital channels and more than 125 high definition channels and now is available to approximately 11.7 million homes across 14 states: New York, New Jersey, California, Delaware, Texas, Florida, Maryland, Pennsylvania, Indiana, Massachusetts, Virginia, Rhode Island, Oregon and Washington. Innovative features that we believe differentiate FiOS TV from the competition include:

•	Channel Line-up – We designed the channel line-up for ease of use, grouping channels by category.

•	High Definition Content – We offer up to 125 channels in high definition with digital sound (Dolby 5.1).

•	Video on Demand – We offer monthly access to as many as 18,000 movies and shows via subscription, transactional and free on-demand programming, including 2,800 in high definition video on demand.

•	Interactive Media Guide – Our FiOS TV guide helps customers quickly and easily find content from television listings, video on demand catalogs and their own personal music and photo files.

•

Home Media DVR – Our multi-room digital video recorder, which allows recording in one room and viewing in another, also includes the Interactive Media Guide. The device also provides customers with the flexibility of moving content seamlessly from the PC/laptop to the wide screen for a richer viewing experience of user-generated content such as videos and photos.

•

FiOS TV Widgets – Viewers get one-touch, on demand access to local weather, traffic and community information and increasingly popular social media applications such as Facebook and Twitter. We are expanding widget capabilities to support online commerce and recently launched a Home Shopping Network widget that enables purchases via remote control; we are in discussion with other companies to pursue similar revenue-sharing opportunities. The widget platform has evolved to an open-development environment, inviting third parties to capture opportunities for enhanced customer features via the FiOS TV product. Gaming is another key opportunity that will be enabled through the widgets platform.

•	Personalized Settings and Controls – Customers can control the content received on their televisions.

Data Services. We offer high speed Internet and FiOS broadband data products with varying downstream and upstream processing speeds. In 2009, we saw increased demand for upstream bandwidth to support video and photo sharing in a secure environment. We also enhanced our FiOS offerings by increasing availability of our symmetrical FiOS Internet service with upload speeds of up to 20Mbps, as well as 50Mbps for download service. Our data packages include technical support, anti-virus and spam protection and e-mail online storage.

Voice Services. We offer packages that include local exchange, regional, long distance, VoIP, wire maintenance and voice messaging services. In 2009, we continued to offer new calling plans and to bundle landline and wireless services with calling features and unlimited calling between a customer’s home phone and wireless handset, all on a single bill.

Global Enterprise

We are well positioned to take advantage of economic and technological trends. With a strong global IP network and robust service portfolio, we are able to assist customers with their transition to next generation services. Our portfolio of services consists of core services and strategic services:

Core Services. We have the experience, reliability, and product depth to support voice solutions globally. Core Services provide a comprehensive product portfolio and a convergence plan for current and future VoIP services. Core Data services include Frame Relay, ATM and Private Line access technologies. Core Services also include customer premises equipment, installation, maintenance and site services. They support a wide variety of technology partners in both the voice and data markets.

Strategic Services. Our Strategic Service offerings can be grouped into three main categories: IP and data services, including connectivity to the Internet; managed IT and professional services, including security; and advanced voice services. We offer professional services personnel in more than 30 countries to assist customers in adopting new IT solutions, such as application management, infrastructure services, unified communications, contact center solutions, and security and business continuity services, as we seek to assist customers in transforming the way they operate today.

We have introduced new offerings for multinational corporate and government customers including IT consulting and managed services to help enterprises transition to cloud computing technologies; telehealth collaboration services; consulting services aimed at helping track and protect corporate data; a cloud-based application performance monitoring service; and solutions to prevent hacker threats to corporate applications.

Business customers can choose to purchase customized packages that include some or all of our Strategic Services, which they can manage internally or we can manage for them. These include:

•

Private IP – Our fastest growing service around the world, our MPLS – based solution enables customers to securely leverage the efficiency, performance and value of IP by increasing the speed of network traffic as it travels over various platforms including IP, ATM and Frame Relay.

•	Managed Services – Offers companies the opportunity to outsource the management of their networks, security, remote access, and web applications.

•	Enterprise Mobility – Enables customers to remotely access our global IP network and leverage wireless applications.

•	Applications Hosting – Offers hosting and managing of corporate software applications and provides content delivery for customers.

•	Customer Service Management – Provides tools that improve the customers’ experience and increase call center efficiency and productivity.

•	Security – Provides integrated solutions to help companies secure their networks and data.

Global Wholesale

Our strategy is to be a leading provider of global wholesale telecommunications and business services. We offer a comprehensive portfolio of voice, data, value-added business and local telecommunications services to a wide array of customers, including: inter-exchange carriers, resellers, cable service operators, Internet service providers, network and systems integrators, and content data network providers.

Voice Services. We offer regional access, VoIP services, and long distance services both domestically and internationally. We are a leading provider of international voice services across the world, serving customers on six continents and in over 150 countries. In 2010, we will focus on increasing international voice traffic on key high-yield routes. In addition, we offer interconnection services for local and wireless service providers who need to terminate traffic in our networks to reach their end users and subscribers.

Data Services. We offer a robust portfolio of data services with varying speeds and options to enhance wholesale customer networks and to provide connections to their end users and subscribers. Our data services include: private line special access, fast packet, optical, Ethernet and IP services, each available in multiple options and configurations to support the complex needs of our customers.

Our wireless customers in the U.S. represent the largest growth opportunity in wholesale, as they are significantly building up backhaul connections from their cell sites back to mobile switching centers. At the same time, they are migrating networks from TDM to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a Fiber-to–the-Cell program, where we deliver to customers a wide array of Ethernet services, fiber network transport and support their expansion of 3G networks and roll-out of 4G technology.

In addition, we offer an IP partner port service that allows content owners to connect to our network in a more efficient manner, as they deliver content across the Internet to subscribers, including our Mass Markets FiOS customers. In 2010, we plan to expand the partner port offer internationally to increase global customer connections into the U.S., furthering our efforts to grow data revenues globally.

Value Added Business Services. Global Wholesale offers value-added business services, leveraging many of the same offers available in the Enterprise portfolio. Value-added services can enhance the customer’s experience with us by providing a more feature-rich service offering beyond traditional transport services. Several wholesale customers also serve large enterprises across the globe, and we can deliver value-added business services in a wholesale model to simplify these customers’ corporate telecommunications and IT needs including:

•	Managed Services – Offers wholesale customers the opportunity to outsource the management of their networks, security, remote access, and web applications to Verizon.

•

Mobility – Enables wholesale customers to complement their portfolio to triple-play or quad-play capability, by leveraging wireless devices and services offered through Verizon Wireless, and packaged and resold under their own carrier brand.

•	Security – Provides wholesale customers integrated solutions to help their enterprise end users secure their networks and data.

Local Services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered in accordance with telecommunications regulations. Our lead platform in local services is wholesale advantage, a service which combines basic dial tone and optionally adds other enhancements such as voice mail, calling features and DSL. In 2010, we expect to increase the focus on selling broadband services in the local market, leveraging our existing high-speed line network investments, while offering services in a wholesale model. In addition, we offer services such as collocation, resale and unbundled network elements in compliance with mandated regulation.

Recent Developments

“Recent Developments” included in “Other Factors That May Affect Future Results” on page 35 of the 2009 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 36 through 38 of the 2009 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information about our executive officers.

Employees

As of December 31, 2009, Verizon and its subsidiaries had approximately 222,900 employees. Unions represent approximately 35% of our employees.

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

Cautionary Statement Concerning Forward-Looking Statements

In this annual report on Form 10-K we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•	the effect of material changes in available technology;

•	any disruption of our suppliers’ provisioning of critical products or services;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	the impact of natural or man-made disasters or existing or future litigation and any resulting financial impact not covered by insurance;

•	technology substitution;

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

Item 1A. Risk Factors

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

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

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional distinctions between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our services and equipment, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences, demographic trends and economic conditions. We are subject to more regulation and have higher cost structures than many of our competitors, due in part to the presence of a unionized workforce and a large retiree population in our wireline business. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact of such labor organizing on our costs. Accordingly, our competitors may be able to profitably offer services at lower prices. The resulting pressure on the price of services we provide may result in reduced revenues and profits.

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

For example, we have selected Long Term Evolution technology (“LTE”) as our next-generation wireless network access technology. We expect this new technology to enable us to offer a mobile data network with higher speeds and improved efficiencies. Other wireless service providers have announced their plans to adopt LTE as their next-generation technology, and we believe that it will become the principal next-generation global standard. There are risks, however, that these other wireless service providers may delay their deployment of LTE or change their selection and adopt different next-generation technologies, including technologies that are incompatible with ours. As a result, LTE may not become the principal next-generation global standard and may not provide us with the global scale, compatibility and other benefits that we expect in a timely manner or at all. In addition, our ability to deploy LTE on our network successfully and in a timely manner depends on various factors that are beyond our control, including the risk that our suppliers may be unable to manufacture and deliver LTE devices and network equipment on schedule and according to our specifications. Furthermore, our deployment of LTE may not occur, or occur at the cost we have estimated. If these risks materialize, our ability to provide next generation wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

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

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas, require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are frequently involved in regulatory proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful at obtaining the licenses we need to carry out our business strategy or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years that are subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our wireless business, results of operations and financial condition.

The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state level could also adversely affect our business plans. New regulations could restrict the ways in which we can manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, the development of new technologies, such as Internet Protocol-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation between the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology. In addition, the FCC has several proceedings pending that are considering the imposition of additional requirements on wireline and wireless services. For instance, on October 22, 2009, the FCC initiated a proceeding in which it proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would limit the ways that a broadband Internet access service provider could manage its network and the services it could provide over the network. These restrictions would include limitations related to devices that could connect to the network, services and applications provided over the network and priority of traffic moving over the network. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services, including many companies with which we compete in the marketplace. If final rules are adopted that limit our flexibility in managing our broadband networks and delivering broadband services, these rules could have a significant adverse effect on our broadband business, restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our broadband networks.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.

With approximately 222,900 employees and approximately 213,000 retirees participating in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in costs associated with our benefit plans, those costs could reduce our profitability and increase our funding commitments. The federal government has been considering various proposals for legislation to reform the U.S. healthcare system. There are also various healthcare reform proposals being considered at the state level. While we cannot predict with certainty which healthcare reform initiatives, if any, will be implemented at the federal or state level, such regulation may have a material adverse effect on our effective tax rate, results of operations, or our funding commitments.

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

We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and make it more difficult for us to obtain financing for our operations. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets similar to those of recent years could impact some of the financial institutions with which we do business, and such instability could affect our access to financing.

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

If we are not able to successfully integrate Alltel into our business, we may not achieve all of the anticipated benefits of this acquisition.

We have realized certain benefits from the Alltel acquisition, including increased revenues, market penetration in Alltel’s service areas, expansion of our network footprint and certain operating efficiencies and synergies. As we continue our integration efforts, we may face challenges, such as the combination and simplification of product and service offerings, customer plans and sales and marketing approaches, and the development and deployment of next generation wireless technology across the combined network. If we do not successfully meet these various challenges and continue to integrate Alltel in a timely and cost effective manner, we may not realize all of the anticipated benefits of the acquisition and our financial results may be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $229 billion at December 31, 2009 and $216 billion at December 31, 2008, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2009	2008
Network equipment	80.8%	81.0%
Land, buildings and building equipment	9.8%	9.7%
Furniture and other	9.4%	9.3%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

	2009	2008
Wireline	72.9%	74.7%
Wireless	26.1%	24.2%
Other	1.0%	1.1%

	100.0%	100.0%

Network equipment consists primarily of cable (predominantly aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the network and high set-up relocation costs. We also maintain facilities throughout the United States comprised of administrative and sales offices, customer care centers, retail sales locations, switching centers, cell sites and data centers. Furniture and other consists of public telephones and telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, plant under construction, capitalized non-network computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

Capital Expenditures

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures, including capitalized software, were as follows:

		(dollars in millions)
Years Ended December 31,	2009	2008	2007
Domestic Wireless	$7,152	$6,510	$6,503
Wireline	8,892	9,797	10,956
Other	1,003	931	79

	$17,047	$17,238	$17,538

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

Verizon Wireless has concluded an audit of its cell site, switch and non-retail building facilities under an audit agreement with the U.S. Environmental Protection Agency (EPA). The audit identified potential violations of various laws governing hazardous substance reporting, air permitting and spill plan preparation. A consent agreement relating to the audit was approved on November 24, 2009 by the EPA. While Verizon Wireless does not believe that any of the alleged violations has resulted in a release or threatened release, Verizon Wireless paid aggregate penalties of $468,600.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2009, there were 773,417 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2009	Fourth Quarter	$34.13	$28.57	$.475
	Third Quarter	32.69	28.31	.475
	Second Quarter	33.07	28.64	.460
	First Quarter	34.76	26.10	.460

2008	Fourth Quarter	$34.90	$23.07	$.460
	Third Quarter	36.34	30.25	.460
	Second Quarter	39.94	33.84	.430
	First Quarter*	44.12	33.00	.430

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

During the fourth quarter of 2009, Verizon received 5 million common shares in partial settlement of the privately negotiated agreement previously entered into with a third party in connection with the share buyback program. At December 31, 2009, the maximum number of shares that may be purchased by or on behalf of Verizon under our share buyback program was 60,015,938.

Item 6. Selected Financial Data

Information required by this item is included in the 2009 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 13, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2009 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 39, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2009 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 32, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2009 Verizon Annual Report to Shareowners on pages 42 through 74, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2009 Verizon Annual Report to Shareowners on pages 40 through 41 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Ivan G. Seidenberg	63	Chairman and Chief Executive Officer	2000
Robert J. Barish	48	Senior Vice President and Controller	2009
John W. Diercksen	60	Executive Vice President – Strategy, Development and Planning	2003
Shaygan Kheradpir	49	Executive Vice President and Chief Information Officer	2007
John F. Killian	55	Executive Vice President and Chief Financial Officer	2009
Richard J. Lynch	61	Executive Vice President and Chief Technology Officer	2007
Lowell C. McAdam	55	Executive Vice President and President and Chief Executive Officer – Verizon Wireless	2007
Randal S. Milch	51	Executive Vice President and General Counsel	2008
Marc C. Reed	51	Executive Vice President – Human Resources	2004
Virginia P. Ruesterholz	48	President – Verizon Services Operations	2009
Francis J. Shammo	49	President – Verizon Telecom and Business	2009
Thomas J. Tauke	59	Executive Vice President – Public Affairs, Policy and Communications	2004

Prior to serving as an executive officer, each of the above officers has held high level managerial positions with the company or one of its subsidiaries for at least five years. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

For other information required by this item see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices,” “About the Board of Directors and its Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	76,542,545	$ 47.81	114,725,608
Equity compensation plans not approved by security holders	27,512,844	41.86	–

Total	104,055,389	46.24	114,725,608

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, and director independence, see the sections entitled “About Verizon’s Governance Practices” and “About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

Page

(1)	Report of Management on Internal Control Over Financial Reporting	*

(2)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	*

(3)	Report of Independent Registered Public Accounting Firm on Financial Statements	*

Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Equity	*
	Notes to Consolidated Financial Statements	*

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2009. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	28

(5)	Exhibits

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended, effective as of December 3, 2009 (filed as Exhibit 3b to Form 8-K dated December 7, 2009 and incorporated herein by reference).

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

10g	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10h	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10i	Verizon 2000 Broad-Based Incentive Plan (filed as Exhibit 10h to Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference).**

10j	Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10j(i) Restricted Stock Unit Agreement 2007-09 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(i)(a) Special Restricted Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(ii) Performance Stock Unit Agreement 2007-09 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(ii)(a) Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference).**

10j(iii) Restricted Stock Unit Agreement 2008-10 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).**

10j(iv) Performance Stock Unit Agreement 2008-10 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).**

10j(iv)(a) Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2008 and incorporated by reference).**

10j(v) Restricted Stock Unit Agreement 2009-11 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

10j(vi) Performance Stock Unit Agreement 2009-11 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

10j(vi)(a) Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

10j(vii) Special Performance Stock Unit Agreement filed herewith.**

10k

GTE’s Long-Term Incentive Plan, as amended (Exhibit B to GTE’s 1997 Proxy Statement and Exhibit 10.5 to GTE’s 1998 Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments (filed as Exhibit 10l to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10l	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10m	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

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

10s	NYNEX Supplemental Life Insurance Plan (filed as Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10t	Summary Plan Description of Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10u	Employment Agreement between Verizon and Marc C. Reed (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).**

10v	Aircraft Time Sharing Agreement (filed as Exhibit 10b to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10w	Employment Agreement between Verizon and Doreen A. Toben (filed as Exhibit 10d to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

10w(i) Consultant Agreement between Verizon and Doreen A. Toben (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

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

10y(i) Addendum to Employment Agreement between Verizon and Dennis F. Strigl (filed as Exhibit 10d to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10z	Employment Agreement between Verizon and Thomas J. Tauke (filed as Exhibit 10b to Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).**

10aa	Form of Employment Agreement between Verizon and Band 1 Senior Management Employee (filed as Exhibit 10gg to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10aa(i) Form of Addendum to Employment Agreement between Verizon and Band 1 Senior Management Employee (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

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

10cc	U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference).

10dd	Credit Agreement, dated as of December 19, 2008, among Verizon Wireless and Verizon Wireless Capital LLC, as co-borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 99 to Form 8-K dated December 19, 2008 and incorporated herein by reference).

10ee	Agreement and Plan of Merger dated as of May 13, 2009 by and among Verizon Communications Inc., New Communications Holdings Inc. and Frontier Communications Corporation (filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.

10ee(i) Amendment No. 1 to Agreement and Plan of Merger (filed as Exhibit 2.1(i) to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.

10ff	Distribution Agreement by and between Verizon Communications Inc. and New Communications Holdings Inc. dated as of May 13, 2009 (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

10ff(i) Amendment No. 1 to Distribution Agreement (filed as Exhibit 10a(i) to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13	Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2009 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

** Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2009, 2008 and 2007

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible
Accounts Receivable:
Year 2009	$941	$1,306	$418	$1,689	$976
Year 2008	1,025	1,085	474	1,643	941
Year 2007	1,139	1,047	607	1,768	1,025

Valuation Allowance for Deferred Tax Assets:
Year 2009	$2,995	$404	$43	$500	$2,942
Year 2008	2,944	127	404	480	2,995
Year 2007	2,600	71	832	559	2,944

(a)

Allowance for Uncollectible Accounts Receivable includes: (1) amounts previously written off which were credited directly to this account when recovered; and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by us. Also includes amounts transferred from other accounts.

(b)	Valuation Allowance for Deferred Tax Assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(c)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(d)	Reductions to valuation allowances related to deferred tax assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Communications Inc.

By:	/s/ Robert J. Barish	Date: February 26, 2010
Robert J. Barish Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Chairman and Chief Executive Officer	February 26, 2010

Principal Financial Officer:

/s/ John F. Killian John F. Killian	Executive Vice President and Chief Financial Officer	February 26, 2010

Principal Accounting Officer:

/s/ Robert J. Barish Robert J. Barish	Senior Vice President and Controller	February 26, 2010

Signatures – Continued

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Director	February 26, 2010

/s/ Richard L. Carrión Richard L. Carrión	Director	February 26, 2010

/s/ M. Frances Keeth M. Frances Keeth	Director	February 26, 2010

/s/ Robert W. Lane Robert W. Lane	Director	February 26, 2010

/s/ Sandra O. Moose Sandra O. Moose	Director	February 26, 2010

/s/ Joseph Neubauer Joseph Neubauer	Director	February 26, 2010

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 26, 2010

/s/ Thomas H. O’Brien Thomas H. O’Brien	Director	February 26, 2010

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director	February 26, 2010

/s/ Hugh B. Price Hugh B. Price	Director	February 26, 2010

/s/ John W. Snow John W. Snow	Director	February 26, 2010

/s/ John R. Stafford John R. Stafford	Director	February 26, 2010