Form 10-Q
period 2010-03-31
VERIZON COMMUNICATIONS INC
filed 2010-04-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

☐  Yes     ☒  No

At March 31, 2010, 2,826,732,438 shares of the registrant’s common stock were outstanding, after deducting 140,877,681 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2010	2009

Operating Revenues	$ 26,913	$ 26,591

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,717	10,308
Selling, general and administrative expense	7,724	7,561
Depreciation and amortization expense	4,121	4,028

Total Operating Expenses	22,562	21,897

Operating Income	4,351	4,694
Equity in earnings of unconsolidated businesses	133	128
Other income and (expense), net	45	53
Interest expense	(680)	(925)

Income Before Provision For Income Taxes	3,849	3,950
Provision for income taxes	(1,565)	(740)

Net Income	$ 2,284	$ 3,210

Net income attributable to noncontrolling interest	$ 1,875	$ 1,565
Net income attributable to Verizon	409	1,645

Net Income	$ 2,284	$ 3,210

Basic Earnings Per Common Share
Net income attributable to Verizon	$ .14	$ .58
Weighted-average shares outstanding (in millions)	2,836	2,841

Diluted Earnings Per Common Share
Net income attributable to Verizon	$ .14	$ .58
Weighted-average shares outstanding (in millions)	2,837	2,841

Dividends declared per common share	$ .475	$ .460

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2010	At December 31, 2009

Assets
Current assets
Cash and cash equivalents	$ 3,037	$ 2,009
Short-term investments	520	490
Accounts receivable, net of allowances of $995 and $976	11,969	12,573
Inventories	1,113	1,426
Prepaid expenses and other	5,766	5,247

Total current assets	22,405	21,745

Plant, property and equipment	231,771	229,381
Less accumulated depreciation	139,937	137,052

	91,834	92,329

Investments in unconsolidated businesses	3,685	3,535
Wireless licenses	72,256	72,067
Goodwill	22,472	22,472
Other intangible assets, net	6,510	6,764
Other assets	8,185	8,339

Total assets	$ 227,347	$ 227,251

Liabilities and Equity
Current liabilities
Debt maturing within one year	$ 7,129	$ 7,205
Accounts payable and accrued liabilities	14,569	15,223
Other	6,365	6,708

Total current liabilities	28,063	29,136

Long-term debt	54,424	55,051
Employee benefit obligations	31,770	32,622
Deferred income taxes	21,665	19,310
Other liabilities	6,773	6,765

Equity
Series preferred stock ($.10 par value; none issued)	0	0
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	40,108	40,108
Reinvested earnings	16,658	17,592
Accumulated other comprehensive loss	(11,442)	(11,479)
Common stock in treasury, at cost	(5,277)	(5,000)
Deferred compensation – employee stock ownership plans and other	118	88
Noncontrolling interest	44,190	42,761

Total equity	84,652	84,367

Total liabilities and equity	$ 227,347	$ 227,251

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2010	2009

Cash Flows from Operating Activities
Net Income	$ 2,284	$ 3,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,121	4,028
Employee retirement benefits	667	502
Deferred income taxes	2,389	604
Provision for uncollectible accounts	371	358
Equity in earnings of unconsolidated businesses, net of dividends received	(120)	(117)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,043)	(393)
Other, net	(1,552)	(1,570)

Net cash provided by operating activities	7,117	6,622

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,456)	(3,707)
Acquisitions of licenses, investments and businesses, net of cash acquired	(274)	(5,118)
Net change in short-term investments	(40)	80
Other, net	114	(14)

Net cash used in investing activities	(3,656)	(8,759)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	0	7,052
Repayments of long-term borrowings and capital lease obligations	(519)	(16,865)
Increase (decrease) in short-term obligations, excluding current maturities	(97)	7,908
Dividends paid	(1,347)	(1,307)
Other, net	(470)	(454)

Net cash used in financing activities	(2,433)	(3,666)

Increase (decrease) in cash and cash equivalents	1,028	(5,803)
Cash and cash equivalents, beginning of period	2,009	9,782

Cash and cash equivalents, end of period	$ 3,037	$ 3,979

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

In January 2010, we adopted the accounting standard regarding consolidation accounting for variable interest entities. This standard requires an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards

In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard update regarding revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

Earnings Per Common Share

There were a total of approximately 1 million stock options and restricted stock units outstanding to purchase shares included in the computation of diluted earnings per common share for the three months ended March 31, 2010. There were no dilutive stock options outstanding to purchase shares included in the computation of diluted earnings per common share for the three months ended March 31, 2009. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 90 million weighted-average shares and 120 million weighted-average shares for the three months ended March 31, 2010 and 2009, respectively.

2.	Dispositions and Other

Telephone Access Line Spin-off

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco plans to merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless. The merger will result in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for Verizon’s Wireline segment during 2009.

Depending on the trading prices of Frontier common stock prior to the closing of the merger, Verizon stockholders will collectively own between approximately 66% and 71% of Frontier’s outstanding equity immediately following the closing of the merger, and Frontier stockholders will collectively own between approximately 34% and 29% of Frontier’s outstanding equity immediately following the closing of the merger (in each case, before any closing adjustments). The actual number of shares of common stock to be issued by Frontier in the merger will be calculated based upon several factors, including the average trading price of Frontier common stock during a pre-closing measuring period (subject to a collar, which is a ceiling and floor on the trading price) and other closing adjustments. Verizon will not own any shares of Frontier after the merger.

Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon stockholders in lieu of fractional shares.

In connection with the spin-off, Verizon expects to receive approximately $3.3 billion in value through a combination of cash payments to Verizon and a reduction in Verizon’s consolidated indebtedness. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming the average trading price of Frontier common stock during the pre-closing measuring period is within the collar and no closing adjustments.

On April 12, 2010, Spinco completed a financing of $3.2 billion in principal amount of notes. The gross proceeds of the offering were deposited into an escrow account. Spinco intends to use the net proceeds from the offering to fund the special cash payment to Verizon in connection with the spin-off of Spinco to Verizon’s shareholders and the subsequent merger of Spinco with and into Frontier. The net proceeds from the offering are sufficient to fund the entire special cash payment, which is one of the conditions to closing the merger. If, for some reason, the merger agreement is terminated or the spin-off and the merger are not completed on or before October 1, 2010, the gross proceeds, plus accrued and unpaid interest will be returned to the investors.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close by the end of the second quarter of 2010.

During the three months ended March 31, 2010, we recorded charges of $145 million for costs incurred related to network, non-network software and other activities to enable the markets to be divested to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the Alltel Corporation (Alltel) acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). As of March 31, 2010, total assets and total liabilities to be divested of $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships, are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheets.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets including licenses and network assets, for $200 million in cash. During April 2010, Verizon Wireless received the regulatory approvals necessary to complete the sale of the markets to ATN and completed the transaction. Verizon Wireless expects to close the transaction with AT&T Mobility during the second quarter of 2010 subject to receipt of regulatory approval.

During the three months ended March 31, 2010, we recorded merger integration charges of $105 million, primarily related to the Alltel acquisition, primarily comprised of trade name amortization and the decommissioning of overlapping cell sites. During the three months ended March 31, 2009, we recorded merger integration and acquisition charges of $456 million, primarily related to the Alltel acquisition, for transaction fees and costs associated with the acquisition, including fees related to the bridge facility that was entered into and utilized to complete the acquisition. Additionally, the charges included trade name amortization, contract terminations and the decommissioning of overlapping cell sites.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at December 31, 2009	$ 72,067
Capitalized interest on wireless licenses	182
Reclassifications, adjustments and other	7

Balance at March 31, 2010	$ 72,256

As of March 31, 2010, and December 31, 2009, $12.1 billion and $12.2 billion, respectively, of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2010.

Other Intangible Assets

The following table displays the composition of Other intangible assets:

	At March 31, 2010			At December 31, 2009

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets:
Customer lists (6 to 8 years)	$ 3,124	$ (1,142)	$ 1,982	$ 3,134	$ (1,012)	$ 2,122
Non-network internal-use software (2 to 7 years)	8,159	(4,141)	4,018	8,455	(4,346)	4,109
Other (1 to 25 years)	884	(374)	510	865	(332)	533

Total	$ 12,167	$ (5,657)	$ 6,510	$ 12,454	$ (5,690)	$ 6,764

The amortization expense for Other intangible assets was as follows:

Three Months Ended March 31,	(dollars in millions)
2010	$ 457
2009	475

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2010	$ 1,398
2011	1,527
2012	1,235
2013	998
2014	614

4.	Debt

The table that follows presents changes during the three months ended March 31, 2010 related to Debt maturing within one year and Long-term debt.

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2010	$ 7,205	$ 55,051	$ 62,256
Repayments of long-term borrowings and capital leases obligations	(519)	–	(519)
Decrease in short-term obligations, excluding current maturities	(97)	–	(97)
Reclassifications of long-term debt	500	(500)	–
Other	40	(127)	(87)

Balance at March 31, 2010	$ 7,129	$ 54,424	$ 61,553

During the first quarter of 2010, $0.3 billion of 6.125% Verizon New York Inc. and $0.2 billion of 6.375% Verizon North Inc. debentures matured and were repaid.

Verizon Wireless

On April 16, 2010, Verizon Wireless repaid $0.8 billion of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to approximately $3.2 billion.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of March 31, 2010, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

On April 14, 2010, we terminated all commitments under our previous $5.3 billion 364-day credit facility with a syndicate of lenders and entered into a new $6.2 billion three-year credit facility with a group of major financial institutions. As of March 31, 2010, the unused borrowing capacity under the 364-day credit facility was approximately $5.2 billion. Approximately $0.1 billion of stand-by letters of credit are outstanding under the new credit facility.

5.	Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2010:

	(dollars in millions)
Asset Category	Level 1(1)	Level 2(2)	Level 3(3)	Total
Short-term investments:
Equity securities	$ 248	$ –	$ –	$ 248
Fixed income securities	17	255	–	272
Investments in unconsolidated businesses:
Equity securities	263	–	–	263
Fixed income securities	194	–	–	194
Other Assets:
Fixed income securities	–	766	–	766
Derivative contracts:
Interest rate swaps	–	230	–	230
Cross currency swaps	–	170	–	170

Total	$ 722	$ 1,421	$ –	$ 2,143

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Equity securities consist of investments in common stock of domestic and international corporations in a variety of industry sectors and are generally measured using quoted prices in active markets and are classified as Level 1.

Fixed income securities consist primarily of investments in U.S. Treasuries and agencies, as well as municipal bonds. We use quoted prices in active markets for our U.S. Treasury securities, and therefore these securities are classified as Level 1. For all other fixed income securities that do not have quoted prices in active markets, we use alternative matrix pricing as a practical expedient resulting in these debt securities being classified as Level 2.

Derivative contracts primarily include interest rate swaps and cross currency swaps. Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments.

We recognize transfers of assets between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers of assets within the fair value hierarchy during the three months ended March 31, 2010.

Fair Value of Short-term and Long-term Debt

The fair value of our short-term and long-term debt, excluding capital leases, is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates. The fair value of our short-term and long-term debt, excluding capital leases, was as follows:

(dollars in millions)	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short- and long-term debt, excluding capital leases	$ 61,180	$ 66,942	$ 61,859	$ 67,359

Derivative Instruments

We have entered into derivative transactions primarily to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate and commodity swap agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $230 million and $171 million at March 31, 2010 and December 31, 2009, respectively, and are included in Other assets and Long-term debt. As of March 31, 2010, the total notional amount of these interest rate swaps was $6.0 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 2008 Verizon Wireless co-issued debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets was approximately $170 million and $315 million at March 31, 2010 and December 31, 2009, respectively. The change in the fair value of the swaps during the three months ended March 31, 2010 offset the change in the carrying value of the underlying debt obligations due to the impact of foreign currency exchange movements.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into a privately negotiated prepaid forward agreement for 14 million shares of Verizon common stock at a cost of approximately $390 million. We terminated the prepaid forward agreement with respect to 5 million shares of Verizon common stock during the fourth quarter of 2009 and the remaining 9 million shares of Verizon common stock during the first quarter of 2010, which resulted in the delivery of those shares to Verizon upon termination.

6.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

The 2009 Verizon Communications Inc. Long-Term Incentive Plan (the Plan) permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. The maximum number of shares available for awards from the Plan is 115 million shares.

Restricted Stock Units

The Plan provides for grants of Restricted Stock Units (RSUs) that generally vest at the end of the third year after the grant. The RSUs outstanding at January 1, 2010 are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon common stock. The RSUs granted during the first quarter of 2010 are classified as equity awards because these RSUs will be paid in Verizon common stock upon vesting. Compensation expense for RSUs classified as equity awards is measured based on the market price of Verizon common stock at the date of grant and is recognized over the vesting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	19,443	$ 35.50
Granted	6,082	28.99
Payments	(6,737)	38.00
Cancelled/Forfeited	(26)	34.52

Outstanding, March 31, 2010	18,762	32.49

Performance Stock Units

The Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding goals have been achieved over the three-year performance cycle. All payments are subject to approval by the Human Resources Committee. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes Verizon’s Performance Stock Unit activity:

(shares in thousands)	Performance Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	29,895	$ 35.52
Granted	13,735	31.62
Payments	(14,364)	38.00
Cancelled/Forfeited	(114)	36.82

Outstanding, March 31, 2010	29,152	32.46

As of March 31, 2010, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $586 million and is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

The Plan provides for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10 year life, vesting equally over a three year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	103,620	$ 46.29
Cancelled/Forfeited	(15,634)	55.68

Outstanding, March 31, 2010	87,986	44.63

All stock options outstanding at March 31, 2010 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of March 31, 2010, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	16,591	$ 16.54
Exercised	(738)	22.88

Outstanding, March 31, 2010	15,853	16.24

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on the Company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)		Pension	Health Care and Life

Three Months Ended March 31,	2010	2009	2010	2009
Service cost	$ 91	$ 96	$ 78	$ 78
Interest cost	453	481	412	441
Expected return on plan assets	(653)	(734)	(76)	(76)
Amortization of prior service cost	28	28	94	100
Actuarial loss, net	60	28	44	60

Net periodic benefit (income) cost	(21)	(101)	552	603
Settlement loss	136	–	–	–

Total (income) cost	$ 115	$ (101)	$ 552	$ 603

Severance, Pension and Benefit Charges

During the three months ended March 31, 2010, we recorded non-cash pension settlement losses of $136 million related to employees that received lump-sum distributions, primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

Employer Contributions

During the three months ended March 31, 2010, we contributed $1 million to our qualified pension trusts, $50 million to our nonqualified pension plans and $446 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2010 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2009 have not changed. Our estimate of the amount and timing of required qualified pension trust contributions for 2010 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

Severance Benefits

During the three months ended March 31, 2010, we paid severance benefits of $164 million. At March 31, 2010, we had a remaining severance liability of $1,500 million, a portion of which includes future contractual payments to employees separated as of March 31, 2010.

Medicare Part D Subsidy

Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act), beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change requires Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. As a result, Verizon recorded a one-time, non-cash income tax charge of $962 million in the first quarter of 2010 to reflect the impact of this change.

8.	Equity and Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Three Months Ended March 31, 2010

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$ 41,606	$ 42,761	$ 84,367

Net income	409	1,875	2,284
Other comprehensive income	37	4	41

Comprehensive income	446	1,879	2,325

Dividends declared	(1,343)	–	(1,343)
Common stock in treasury (Note 5)	(277)	–	(277)
Distributions and other	30	(450)	(420)

Balance at end of period	$ 40,462	$ 44,190	$ 84,652

Noncontrolling interests included in our condensed consolidated financial statements primarily include Vodafone Group Plc.’s 45% ownership interest in our Verizon Wireless joint venture.

Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Net income	$ 2,284	$ 3,210
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(194)	(158)
Net unrealized gain on cash flow hedges	3	38
Unrealized gain (loss) on marketable securities	16	(15)
Defined benefit pension and postretirement plans	212	120

Other comprehensive income (loss) attributable to Verizon	37	(15)
Other comprehensive income attributable to noncontrolling interest	4	36

Total Comprehensive Income	$ 2,325	$ 3,231

Comprehensive income attributable to noncontrolling interest	$ 1,879	$ 1,601
Comprehensive income attributable to Verizon	446	1,630

Total Comprehensive Income	$ 2,325	$ 3,231

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to the cross currency swaps (see Note 5).

The components of Accumulated other comprehensive loss were as follows:

(dollars in millions)	At March 31, 2010	At December 31, 2009
Foreign currency translation adjustments	$ 820	$ 1,014
Net unrealized gain on cash flow hedges	40	37
Unrealized gain on marketable securities	66	50
Defined benefit pension and postretirement plans	(12,368)	(12,580)

Accumulated Other Comprehensive Loss	$ (11,442)	$ (11,479)

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments was primarily driven by the strengthening of the U.S. dollar against the Euro.

Unrealized Gain on Marketable Securities

Gross unrealized gains and losses on marketable securities were not significant during the three months ended March 31, 2010 and 2009, respectively.

Defined Benefit Pension and Postretirement Plans

The change in Defined benefit pension and postretirement plans was attributable to the change in the funded status of the plans in connection with the required annual pension and postretirement valuation. The funded status was impacted by amortization of prior service cost and actuarial losses as well as settlement losses (see Note 7).

9.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, as these items are included in the chief operating decision maker’s assessment of segment performance.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
External Operating Revenues
Domestic Wireless
Service revenue	$ 13,825	$ 13,057
Equipment and other	1,932	2,039

Total Domestic Wireless	15,757	15,096

Wireline
Mass Markets	4,582	4,586
Global Enterprise	3,993	4,049
Global Wholesale	2,011	2,113
Other	292	491

Total Wireline	10,878	11,239

Total segments	26,635	26,335
Corporate, eliminations and other	278	256

Total consolidated – reported	$ 26,913	$ 26,591

Intersegment Revenues
Domestic Wireless	$ 26	$ 26
Wireline	354	328

Total segments	380	354
Corporate, eliminations and other	(380)	(354)

Total consolidated – reported	$ –	$ –

Total Operating Revenues
Domestic Wireless	$ 15,783	$ 15,122
Wireline	11,232	11,567

Total segments	27,015	26,689
Corporate, eliminations and other	(102)	(98)

Total consolidated – reported	$ 26,913	$ 26,591

Operating Income
Domestic Wireless	$ 4,554	$ 4,271
Wireline	172	691

Total segments	4,726	4,962
Reconciling items	(375)	(268)

Total consolidated – reported	$ 4,351	$ 4,694

(dollars in millions)	At March 31, 2010	At December 31, 2009
Assets
Domestic Wireless	$ 134,704	$ 135,162
Wireline	92,003	91,778

Total segments	226,707	226,940
Reconciling items	640	311

Total consolidated – reported	$ 227,347	$ 227,251

A reconciliation of the total of the reportable segments’ operating income to consolidated Income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Total segment operating income	$ 4,726	$ 4,962
Severance, pension and benefit charges (Note 7)	(136)	–
Merger integration and acquisition costs (Note 2)	(105)	(246)
Access line spin-off related charges (Note 2)	(145)	–
Corporate and other	11	(22)

Total consolidated operating income	4,351	4,694

Equity in earnings of unconsolidated businesses	133	128
Other income and (expense), net	45	53
Interest expense	(680)	(925)

Income Before Provision For Income Taxes	$ 3,849	$ 3,950

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2010 and 2009.

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

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may be made. Adjustments to the reserve may also be made based upon actual conditions discovered during the remediation at this or any other site requiring remediation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 217,100 employees.

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

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco plans to merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. Consummation of the transactions contemplated in the agreements is subject to the satisfaction of certain conditions, including the receipt of state and federal telecommunications regulatory approvals. The merger will result in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for Verizon’s Wireline segment during 2009.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended March 31, 2010, consolidated revenue grew 1.2% compared to the similar period in 2009, primarily due to higher revenues in growth markets partially offset by lower revenue in the Wireline segment, due to switched access line losses and decreased minutes of use (MOUs). We continue developing and marketing innovative product bundles to include local, long distance, wireless, broadband data and video services for consumer and general business retail customers. We anticipate that these efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to continue to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the U.S. We are focused on providing the highest network reliability and innovative products and services. We also continue to expand our wireless data offerings for both consumer and business customers. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate.

During the three months ended March 31, 2010, as compared to the similar period in 2009, in Domestic Wireless:

•	total customers increased 7.2% to 92.8 million; and

•	total data average revenue per customer per month (ARPU) grew by 18.0% to $16.71.

As of March 31, 2010, we passed 15.6 million premises with our high-capacity fiber optics network operated under the FiOS service mark. During the three months ended March 31, 2010, in Wireline:

•	we added 90,000 net wireline broadband connections, including 185,000 net new FiOS Internet subscribers, for a total of 9.3 million connections, including 3.6 million FiOS Internet subscribers;

•	we added 168,000 net new FiOS TV subscribers, for a total of 3.0 million FiOS TV subscribers; and

•	total broadband and video revenues exceeded $1.7 billion.

With FiOS, we have created the opportunity to increase revenue per customer as well as improve Wireline profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

We are also focused on gaining market share in the enterprise business through the deployment of strategic enterprise service offerings, including expansion of our Voice over Internet Protocol (VoIP) and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio. During the three months ended March 31, 2010, revenues from strategic enterprise services grew 4.2% compared to the similar period in 2009.

Profitability Improvement – Our goal is to increase operating income and margins. Strong wireless data and FiOS revenue growth continue to positively impact operating results. In addition, early indications of an economic recovery, particularly in the business markets, should positively impact our revenue performance in future quarters. However, we remain focused on cost controls with the objective of driving efficiencies to offset business volume declines, as we expect the pressures of the economy to continue throughout the remainder of 2010.

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. These and other efforts, such as real estate consolidation, call center routing improvements, a centralized shared services organization, information technology and marketing efforts, have led to changes in our cost structure with a goal of maintaining and improving operating income margins. Through our deployment of the FiOS network, we expect to realize savings annually in our ongoing operating expenses as a result of efficiencies gained from fiber network facilities. As the deployment of the FiOS network gains scale, we seek to decrease the average cost of content per subscriber.

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitor customer satisfaction in all facets of our business. During 2009, Consumer Reports ranked Verizon Wireless #1 in customer satisfaction and surveys by J.D. Power and Associates and PCMag.com consistently rate FiOS as the #1 service in the marketplace.

Performance-Based Culture – We embrace a culture of accountability, based on individual and team objectives that are performance-based and tied to Verizon’s strategic imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ and shareowners’ long-term interests. We also employ a highly diverse workforce as respect for diversity is an integral part of Verizon’s culture and a critical element of our competitive success.

Trends

Information related to trends affecting our business was disclosed under Item 7 to Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to these previously discussed trends.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our business segment results. We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Wireless and Wireline. In the “Segment Results of Operations” section, we review the performance of our two reportable segments.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists readers in better understanding our results of operations and trends from period to period.

Consolidated Revenues

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Domestic Wireless
Service revenue	$13,845	$13,075	5.9
Equipment and other	1,938	2,047	(5.3)

Total	15,783	15,122	4.4
Wireline
Mass Markets	4,585	4,590	(0.1)
Global Enterprise	3,993	4,050	(1.4)
Global Wholesale	2,347	2,416	(2.9)
Other	307	511	(39.9)

Total	11,232	11,567	(2.9)
Corporate, eliminations and other	(102)	(98)	4.1

Consolidated Revenues	$ 26,913	$ 26,591	1.2

Consolidated revenues during the three months ended March 31, 2010 increased by $322 million, or 1.2%, compared to the similar period in 2009, primarily due to higher revenues in our growth markets. These revenue increases were partially offset by declines in revenues at our Wireline segment due to switched access line losses and decreased MOUs in traditional voice products.

Domestic Wireless’s revenues during the three months ended March 31, 2010 increased by $661 million, or 4.4%, compared to the similar period in 2009, due to growth in service revenue. Service revenue during the three months ended March 31, 2010 increased by $770 million, or 5.9%, compared to the similar period in 2009 primarily due to a 6.2 million, or 7.2%, increase in total customers since April 1, 2009, as well as continued growth from data services, partially offset by a decline in wireless voice ARPU.

Total wireless data revenue was $4,612 million and accounted for 33.3% of service revenue during the three months ended March 31, 2010, compared to $3,649 million and 27.9% during the similar period in 2009. Total data revenue continues to increase as a result of growth of our e-mail, Mobile Broadband and messaging services. Voice revenue decreased overall as a result of continued declines in our voice ARPU, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and continue to increase the proportion of our customer base using third generation (3G) multimedia phones or 3G smartphone devices. Equipment and other revenue during the three months ended March 31, 2010 decreased by $109 million, or 5.3%, compared to the similar period in 2009, primarily due to the decrease in gross retail customer additions and a decrease in average revenue per equipment unit as a result of promotional activities, partially offset by an increase in the number of equipment units sold to existing customers upgrading their devices. Retail (non-wholesale) customers are customers who are directly served and managed by Verizon Wireless and who buy its branded services.

Wireline’s revenues during the three months ended March 31, 2010 decreased by $335 million, or 2.9%, compared to the similar period in 2009. Mass Markets revenues decreased by $5 million, or 0.1%, during the three months ended March 31, 2010, compared to the similar period in 2009, primarily due to a continued decline of local exchange revenues principally as a result of switched access line losses, partially offset by a continued growth in consumer and business FiOS services (Voice, Internet and TV). Global Enterprise revenues decreased by $57 million, or 1.4%, during the three months ended March 31, 2010 compared to the similar period in 2009, primarily due to lower long distance and traditional circuit-based data revenues. This decrease was partially offset by increases in Private IP and customer premise equipment revenues and the positive effects of movements in foreign exchange rates versus the U.S. dollar. Global Wholesale revenues during the three months ended March 31, 2010 decreased by $69 million, or 2.9%, compared to the similar period in 2009, due to decreased MOUs in traditional voice products and continued rate compression in the marketplace, partially offset by the positive effects of movements in foreign exchange rates versus the U.S. dollar. Other revenue during the three months ended March 31, 2010 decreased by $204 million, or 39.9%, compared to the similar period in 2009, primarily due to reduced business volumes, including former MCI mass markets customer losses.

Consolidated Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Cost of services and sales	$ 10,717	$ 10,308	4.0
Selling, general and administrative expense	7,724	7,561	2.2
Depreciation and amortization expense	4,121	4,028	2.3

Consolidated Operating Expenses	$ 22,562	$ 21,897	3.0

Cost of Services and Sales

Consolidated cost of services and sales during the three months ended March 31, 2010 increased by $409 million, or 4.0%, compared to the similar period in 2009, primarily due to an increase in content costs and pension expenses, higher customer premise and professional service costs and unfavorable foreign exchange impacts, partially offset by lower headcount and productivity improvements at our Wireline segment. Also contributing to the increase were higher wireless network costs as a result of an increase in international long distance costs, operating lease expense, as well as increased use of data services such as e-mail and messaging, partially offset by a decrease in roaming costs realized primarily by moving more traffic to our own network as a result of the acquisition of Alltel Corporation (Alltel). Also contributing to the increase in Cost of services and sales were non-operational charges noted in the table below.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense during the three months ended March 31, 2010 increased by $163 million, or 2.2%, compared to the similar period in 2009. This increase was primarily due to the impact in our Wireless segment of an increase in sales commission expense in our indirect channel, related to increases in both equipment upgrades leading to contract renewals and the average commission per unit, as the mix of units and service plans sold continues to shift toward data devices and bundled data plans. Partially offsetting these increases was the impact of cost reduction initiatives in our Wireline segment. Also contributing to the increase in Selling, general and administrative expense were non-operational charges noted in the table below.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended March 31, 2010 increased by $93 million, or 2.3%, compared to the similar period in 2009. This increase was primarily driven by growth in net depreciable assets through the three months ended March 31, 2010, partially offset by an increase in the average remaining lives of certain asset classes. Partially offsetting the increase in Depreciation and amortization expense were non-operational charges noted in the table below.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Merger Integration and Acquisition Costs
Cost of services and sales	$ 37	$ 61
Selling, general and administrative expense	40	140
Depreciation and amortization expense	28	45

Total Merger Integration and Acquisition Costs	$ 105	$ 246

Severance, Pension and Benefit Charges
Cost of services and sales	$ 100	$ –
Selling, general and administrative expense	36	–

Total Severance, Pension and Benefit Charges	$ 136	$ –

Access Line Spin-off Related Charges
Cost of services and sales	$ 15	$ –
Selling, general and administrative expense	130	–

Total Access Line Spin-off Related Charges	$ 145	$ –

See “Other Items” for a description of the non-operational items above and the Medicare Part D subsidy charge.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Additional information relating to Equity in earnings of unconsolidated businesses is as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Vodafone Omnitel N.V.	$ 153	$ 142	7.7
Other	(20)	(14)	42.9

Total	$ 133	$ 128	3.9

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Interest income	$ 27	$ 23	17.4
Foreign exchange gains, net	14	29	(51.7)
Other, net	4	1	nm

Total	$ 45	$ 53	(15.1)

nm – not meaningful

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Total interest costs on debt balances	$ 906	$ 1,160	(21.9)
Less capitalized interest costs	226	235	(3.8)

Total	$ 680	$ 925	(26.5)

Average debt outstanding	$ 61,859	$ 63,917
Effective interest rate	5.86%	7.26%

Total interest costs on debt balances decreased by $254 million during the three months ended March 31, 2010, compared to the similar period in 2009, primarily due to declines in interest rates and average debt. Interest costs during the three months ended March 31, 2009 included fees related to the bridge facility that was entered into and utilized to complete the acquisition of Alltel, which contributed to the higher effective interest rate in the prior year.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Provision for income taxes	$ 1,565	$ 740	nm
Effective income tax rate	40.7%	18.7%

nm – not meaningful

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our Income before the provision for income taxes.

The effective income tax rate for the three months ended March 31, 2010 compared to the similar period in 2009 increased to 40.7% from 18.7%. The increase was primarily driven by a one-time, non-cash income tax charge of $962 million, resulting in a 25 percentage point increase to our effective tax rate, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. The ongoing impact on our 2010 effective tax rate from the lower federal income tax deduction is not expected to be significant. The increase in the effective income tax rate for the three months ended March 31, 2010 compared to the similar period in 2009 was partially offset by a decrease in tax rate due to higher earnings attributable to the noncontrolling interest.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3,305 million and $3,400 million at March 31, 2010 and December 31, 2009, respectively. Interest and penalties related to unrecognized tax benefits were $505 million (after-tax) and $552 million (after-tax) at March 31, 2010 and December 31, 2009, respectively. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and multiple state and foreign jurisdictions on numerous open tax positions. Significant foreign examinations are ongoing in Canada, Australia and Italy for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Net income attributable to noncontrolling interest	$ 1,875	$ 1,565	19.8

The increase in Net income attributable to noncontrolling interest during the three months ended March 31, 2010, compared to the similar period in 2009, was due to higher earnings in our Domestic Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

Segment Results of Operations

We have two reportable segments, Domestic Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis, as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income.

Verizon Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Verizon Wireless Segment EBITDA by Verizon Wireless service revenues. Verizon Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues exclude primarily equipment revenues (as well as other non-service revenues) in order to capture the impact of providing service to the wireless customer base on an ongoing basis.

It is management’s intent to provide non-GAAP financial information to enhance understanding of Verizon’s GAAP financial statements and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the U.S. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless. We own a 55% interest in the joint venture and Vodafone owns the remaining 45%. All financial results included in the tables below reflect the consolidated results of Verizon Wireless.

Operating Revenue and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions, except ARPU)	2010	2009	% Change
Service revenue	$ 13,845	$ 13,075	5.9
Equipment and other	1,938	2,047	(5.3)

Total Operating Revenue	$ 15,783	$ 15,122	4.4

Total customers (‘000)	92,801	86,552	7.2
Retail customers (‘000)	87,811	84,095	4.4

Total customer net additions in period (including acquisitions and adjustments) (‘000)	1,552	14,496	(89.3)
Retail customer net additions in period (including acquisitions and adjustments) (‘000)	288	14,074	(98.0)

Total churn rate	1.40%	1.47%
Retail postpaid churn rate	1.07%	1.14%

Service ARPU	$ 50.15	$ 50.74	(1.2)
Retail service ARPU	50.95	50.97	–
Total data ARPU	16.71	14.16	18.0

Domestic Wireless’s total operating revenue during the three months ended March 31, 2010 increased by $661 million, or 4.4%, compared to the similar period in 2009, primarily due to growth in service revenue.

Service Revenue

Service revenue during the three months ended March 31, 2010 increased by $770 million, or 5.9%, compared to the similar period in 2009, primarily due to a 6.2 million, or 7.2%, increase in total customers since April 1, 2009, as well as continued growth from data services, partially offset by a decline in wireless voice revenue.

Excluding acquisitions, Domestic Wireless added approximately 284 thousand net retail customers during the three months ended March 31, 2010, compared to approximately 1.3 million during the similar period in 2009. The decline in net retail customer additions during the three months ended March 31, 2010, compared to the similar period in 2009, was due to a decrease in gross retail customer additions. The decline in our gross retail customer additions was primarily attributable to a marketplace shift in customer activations within the period toward unlimited prepaid offerings of the type being sold by a number of our resellers. However, we expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality. Our churn rate, the rate at which customers disconnect individual lines of service, during the three months ended March 31, 2010, compared to the similar period in 2009, improved as a result of successful customer retention efforts, in part due to the simplification of our pricing structure.

Excluding acquisitions, Domestic Wireless added approximately 1.5 million net total customers during the three months ended March 31, 2010, compared to approximately 1.3 million during the similar period in 2009. The increase in net total customer additions during the three months ended March 31, 2010, compared to the similar period in 2009, was due to an increase in net customer additions from our reseller channel, as a result of the marketplace shift in customer activations mentioned above.

Total data revenue was $4,612 million and accounted for 33.3% of service revenue during the three months ended March 31, 2010, compared to $3,649 million and 27.9% during the similar period in 2009. Total data revenue continues to increase as a result of growth of our e-mail, Mobile Broadband and messaging services. Voice revenue decreased overall as a result of continued declines in our voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using 3G multimedia phones or 3G smartphone devices.

The declines in both our service ARPU and retail service ARPU were due to a continued reduction in voice ARPU, partially offset by an increase in total data ARPU. Additionally, the decline in our service ARPU was impacted by changes in our customer mix as a result of increased reseller net customer additions. Total voice ARPU declined $3.14, or 8.6%, during the three months ended March 31, 2010, compared to the similar period in 2009, due to the on-going impact of customers seeking to optimize the value of our offerings by moving to bundled minute and Family Share plans. Total data ARPU increased by $2.55, or 18.0%, during the three months ended March 31, 2010, compared to the similar period in 2009, as a result of continued growth and penetration of our data offerings, primarily as a result of data packages attached to our 3G multimedia phones and 3G smartphone devices.

Customers from acquisitions for the three months ended March 31, 2009 included approximately 13.2 million net total customer additions, after conforming adjustments but before the impact of required divestitures, resulting from our acquisition of Alltel on January 9, 2009.

Equipment and Other Revenue

Equipment and other revenue during the three months ended March 31, 2010 decreased by $109 million, or 5.3%, compared to the similar period in 2009. Equipment revenue decreased primarily due to the decrease in gross retail customer additions and a decrease in average revenue per equipment unit as a result of promotional activities, partially offset by an increase in the number of wireless handsets sold to existing customers upgrading their devices.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Cost of services and sales	$ 4,775	$ 4,660	2.5
Selling, general and administrative expense	4,642	4,442	4.5
Depreciation and amortization expense	1,812	1,749	3.6

Total Operating Expenses	$ 11,229	$ 10,851	3.5

Cost of Services and Sales

Cost of services and sales increased by $115 million, or 2.5%, during the three months ended March 31, 2010, compared to the similar period in 2009. The increase in cost of services was primarily attributable to higher wireless network costs as a result of an increase in international long distance costs, operating lease expense, as well as increased use of data services such as e-mail and messaging. These increases were partially offset by a decrease in roaming costs that was realized primarily by moving more traffic to our own network as a result of the acquisition of Alltel. Cost of equipment sales increased by $33 million, or 1.2% during the three months ended March 31, 2010, compared to the similar period in 2009, primarily due to an increase in the number of wireless devices sold to existing customers upgrading their wireless devices and an increase in the average cost per unit, offset by a decrease in gross retail customer additions.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $200 million, or 4.5%, during the three months ended March 31, 2010, compared to the similar period in 2009 primarily due to an increase in sales commission expense in our indirect channel as well as an increase in regulatory fees. Indirect sales commission expense increased $117 million as a result of increases in both equipment upgrades leading to contract renewals and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices and bundled data plans. Regulatory fees increased $77 million due to both the growth in our revenues subject to fees and an increase in the federal universal service fund rate. We also experienced increases in other selling, general and administrative expense primarily as a result of supporting a larger customer base as of March 31, 2010 compared to March 31, 2009. These increases were partially offset by a decrease in advertising and promotion expense, as a result of converting the retained Alltel markets to the Verizon Wireless brand starting in the second quarter of 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $63 million, or 3.6%, during the three months ended March 31, 2010, compared to the similar period in 2009. This increase was primarily driven by growth in depreciable assets through the first quarter of 2010.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Segment Operating Income	$ 4,554	$ 4,271	6.6
Add Depreciation and amortization expense	1,812	1,749	3.6

Segment EBITDA	$ 6,366	$ 6,020	5.7

Segment operating income margin	28.9%	28.2%
Segment EBITDA service margin	46.0%	46.0%

The increases in Domestic Wireless’s Operating income and Segment EBITDA during the three months ended March 31, 2010, compared to the similar period in 2009, were primarily as a result of the impact of factors described above.

Wireline

The Wireline segment provides customers with communication products and services, including voice, broadband video and data, network access, long distance, and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Mass Markets	$ 4,585	$ 4,590	(0.1)
Global Enterprise	3,993	4,050	(1.4)
Global Wholesale	2,347	2,416	(2.9)
Other	307	511	(39.9)

Total Operating Revenues	$ 11,232	$ 11,567	(2.9)

Switched access line in service (‘000)	31,849	35,197	(9.5)

Broadband connections (‘000)	9,310	8,925	4.3
FiOS Internet subscribers (‘000)	3,618	2,779	30.2
FiOS TV subscribers (‘000)	3,029	2,217	36.6

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business subscribers.

Mass Markets revenue during the three months ended March 31, 2010 decreased by $5 million, or 0.1%, compared to the similar period in 2009. The decrease was primarily driven by a decline in local exchange revenues principally due to a 9.5% decline in switched access lines as of March 31, 2010 compared to the similar period in 2009, primarily as a result of competition and technology substitution. The majority of the decrease was sustained in the residential retail market, which experienced a 10.8% access line loss primarily due to substituting traditional landline services with wireless, VoIP, broadband and cable services. Also contributing to the decrease was a decline of nearly 3.7% in small business retail access lines, primarily reflecting economic conditions, competition and a shift to both IP and high-speed circuits. Partially offsetting these decreases was the expansion of FiOS services (Voice, Internet and TV).

As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS subscribers, we have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas. Our bundled pricing strategy allows us to provide competitive offerings to our customers and potential customers. Consequently, we added 90,000 net new broadband connections, including 185,000 net new FiOS Internet subscribers during the three months ended March 31, 2010. In addition, we added 168,000 net new FiOS TV subscribers during the three months ended March 31, 2010. As of March 31, 2010, we achieved penetration rates of 28.8% and 25.2% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 26.8% and 22.9% for FiOS Internet and FiOS TV, respectively, at March 31, 2009.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to traditional voice and data services, Global Enterprise offers managed and advanced products and solutions including IP services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services such as private IP, private line, frame relay and asynchronous transfer mode (ATM) services, both domestically and internationally. In addition, Global Enterprise offers professional services in more than 30 countries supporting a range of solutions including network service, managing a move to IP-based unified communications and providing application performance support.

Global Enterprise revenues during the three months ended March 31, 2010 decreased by $57 million, or 1.4%, compared to the similar period in 2009. The revenue decline was due to lower long distance and traditional circuit-based data revenues, offset by higher customer premises equipment revenue and the positive effect of movements in foreign exchange rates versus the U.S. dollar. The decline in long distance revenue is due to the negative effects of the continuing global economic conditions and competitive rate pressures. Traditional circuit-based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base continues its migration to next generation IP services. Partially offsetting the decline was a $63 million, or 4.2%, increase in strategic enterprise services revenue during the three months ended March 31, 2010, compared to the similar period in 2009, that was primarily driven by higher information technology, security solution and strategic networking revenues. Strategic enterprise services continues to be Global Enterprise’s fastest growing suite of offerings. Revenues from sales of customer premise equipment also increased during the three months ended March 31, 2010, compared to the similar period in 2009.

Global Wholesale

Global Wholesale revenues are primarily earned from long distance and other carriers who use our facilities to provide services to their customers. Switched access revenues are generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the U.S., as well as internationally destined traffic that originates in the U.S. Special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers. A portion of Global Wholesale revenues are generated by a few large telecommunication companies, many of whom compete directly with us.

Global Wholesale revenues during the three months ended March 31, 2010 decreased by $69 million, or 2.9%, compared to the similar period in 2009, primarily due to decreased MOUs in traditional voice products, and continued rate compression due to competition in the marketplace. Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Domestic wholesale lines declined by 17.5% during the three months ended March 31, 2010 as compared to the similar period in 2009 due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution as well as the continued level of economic pressure. Voice and local loop services declined, partially offset by positive movements in foreign exchange rates versus the U.S. dollar during the three months ended March 31, 2010, compared to the similar period in 2009. Continuing demand for high-capacity, high-speed digital services was partially offset by lower demand for older, low-speed data products and services. As of March 31, 2010, customer demand, as measured in DS1 and DS3 circuits, for high-capacity and digital data services increased 2.7% compared to the similar period in 2009.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales. Revenues from other services during the three months ended March 31, 2010 decreased $204 million, or 39.9%, compared to the similar period in 2009, primarily due to reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Cost of services and sales	$ 6,114	$ 5,895	3.7
Selling, general and administrative expense	2,678	2,766	(3.2)
Depreciation and amortization expense	2,268	2,215	2.4

Total Operating Expenses	$ 11,060	$ 10,876	1.7

Cost of Services and Sales

Cost of services and sales during the three months ended March 31, 2010 increased by $219 million, or 3.7%, compared to the similar period in 2009. The increase was primarily due to higher content costs associated with continued FiOS subscriber growth. Also contributing to the increase were higher professional services costs, which support our strategic services suite of offerings, as well as increased pension expenses, higher customer premise equipment costs and an unfavorable foreign exchange impact. Offsetting the increase were lower costs associated with compensation and installation expenses as a result of lower headcount and productivity improvements.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended March 31, 2010 decreased by $88 million, or 3.2%, compared to the similar period in 2009. The decrease was primarily due to the decline in compensation expense as a result of lower headcount and cost reduction initiatives, partially offset by unfavorable foreign exchange movements.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended March 31, 2010 increased by $53 million, or 2.4%, compared to the similar period in 2009. The increase was driven by growth in net depreciable assets, partially offset by an increase in the average remaining lives of certain asset classes.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2010	2009	% Change
Segment Operating Income	$ 172	$ 691	(75.1)
Add Depreciation and amortization expense	2,268	2,215	2.4

Segment EBITDA	$ 2,440	$ 2,906	(16.0)

The decreases in Wireline’s Operating income and Segment EBITDA during the three months ended March 31, 2010, compared to the similar period in 2009, were primarily a result of the impact of factors described in connection with operating revenue and operating expenses above.

Other Items

Merger Integration and Acquisition Costs

During the three months ended March 31, 2010, we recorded merger integration charges of $105 million, primarily related to the Alltel acquisition, primarily comprised of trade name amortization and the decommissioning of overlapping cell sites.

During the three months ended March 31, 2009, we recorded merger integration and acquisition charges of $456 million, primarily related to the Alltel acquisition, for transaction fees and costs associated with the acquisition, including fees related to the bridge facility that was entered into and utilized to complete the acquisition. Additionally, the charges included trade name amortization, contract terminations and the decommissioning of overlapping cell sites.

Severance, Pension and Benefit Charges

During the three months ended March 31, 2010, we recorded non-cash pension settlement losses of $136 million related to employees that received lump-sum distributions, primarily resulting from our previously announced separation plans in which prescribed payment thresholds have been reached.

Medicare Part D Subsidy Charges

Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change requires Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. As a result, Verizon recorded a one-time, non-cash income tax charge of $962 million in the first quarter of 2010 to reflect the impact of this change.

Access Line Spin-off Related Charges

During the three months ended March 31, 2010, we recorded charges of $145 million for costs incurred related to network, non-network software and other activities to enable the markets to be divested to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier.

Consolidated Financial Condition

Three Months Ended March 31,
(dollars in millions)	2010	2009	Change
Cash Flows Provided By (Used In)
Operating activities	$ 7,117	$ 6,622	$ 495
Investing activities	(3,656)	(8,759)	5,103
Financing activities	(2,433)	(3,666)	1,233

Increase (Decrease) In Cash and Cash Equivalents	$ 1,028	$ (5,803)	$ 6,831

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends, repurchase Verizon common stock from time to time and invest in new businesses. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

We manage our capital structure to balance our cost of capital and the need for financial flexibility. The mix of debt and equity is intended to allow us to maintain ratings in the “A” category from the primary rating agencies. Although conditions in the credit markets during recent years did not have a significant impact on our ability to obtain financing, such conditions, along with our need to finance acquisitions and our purchase of licenses acquired in the 700 MHz auction, resulted in higher fixed interest rates on borrowings than those we have paid in recent years. We believe that we will continue to have the necessary access to capital markets.

Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of up to $4.0 billion of additional unsecured debt or equity securities. We also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the three months ended March 31, 2010 increased by $0.5 billion, compared to the similar period in 2009, primarily driven by higher operating cash flows at Domestic Wireless as well as an increase in collections.

We anticipate that we may receive an additional distribution from Vodafone Omnitel N.V. within the next twelve months.

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

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Domestic Wireless	$ 1,770	$ 1,551
Wireline	1,566	2,003
Other	120	153

	$ 3,456	$ 3,707

Total as a percentage of total revenue	12.8%	13.9%

The increase in capital expenditures at Domestic Wireless during the three months ended March 31, 2010, compared to the similar period in 2009, was primarily due to the continued investment in our wireless EV-DO networks and funding the build-out of our fourth generation network based on Long-Term Evolution technology. The decrease in capital expenditures at Wireline during the three months ended March 31, 2010, compared to the similar period in 2009, was primarily due to lower legacy spending requirements and capital expenditures related to FiOS. We continue to expect 2010 capital expenditures to be in the $16.8 billion to $17.2 billion range.

Acquisitions

On January 9, 2009, Verizon Wireless paid approximately $5.9 billion for the equity of Alltel, which was partially offset by $1.0 billion of cash acquired at closing.

Cash Flows Used In Financing Activities

During the three months ended March 31, 2010 and 2009, net cash used in financing activities was $2.4 billion and $3.7 billion, respectively. During the three months ended March 31, 2010, $0.3 billion 6.125% Verizon New York Inc. and $0.2 billion 6.375% Verizon North Inc. debentures matured and were repaid. In addition, during the three months ended March 31, 2010, we paid $1.3 billion in dividends.

On April 16, 2010, Verizon Wireless repaid $0.8 billion of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to approximately $3.2 billion.

Credit Facility and Shelf Registration

On April 14, 2010, we terminated all commitments under our previous $5.3 billion 364-day credit facility with a syndicate of lenders and entered into a new $6.2 billion three-year credit facility with a group of major financial institutions. As of March 31, 2010, the unused borrowing capacity under the 364-day credit facility was approximately $5.2 billion. Approximately $0.1 billion of stand-by letters of credit are outstanding under the new credit facility.

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

Verizon’s ratio of debt to debt combined with Verizon’s equity was 60.3% at March 31, 2010 compared to 59.9% at December 31, 2009.

Credit Ratings

There were no changes to the credit ratings of Verizon Communications and/or Cellco Partnership from those discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows Provided by (Used in) Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2009. While we do not anticipate a ratings downgrade, the three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Verizon Communications and/or Cellco Partnership in the future including sustained leverage levels at Verizon Communications and/or Cellco Partnership resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; (ii) failure to achieve significant synergies in the Alltel integration; (iii) accelerated wireline losses; (iv) the absence of material improvement in the status of underfunded pensions and other post employment benefits; or (v) an acquisition or sale of operations that causes a material deterioration in its credit metrics. A ratings downgrade may increase the cost of refinancing existing debt and might constrain Verizon Communications’ access to certain short-term debt markets.

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

In addition, Verizon Wireless is required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments, as defined in the related credit agreement, not in excess of 3.25 times based on the preceding twelve months. At March 31, 2010, the leverage ratio was 0.9 times.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2010 totaled $3.0 billion, a $1.0 billion increase compared to Cash and cash equivalents at December 31, 2009 for the reasons discussed above.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that management believes is useful to investors and other users of Verizon’s financial information in evaluating cash available to pay debt and dividends. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities. The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow:

Three Months Ended March 31,
(dollars in millions)	2010	2009	Change
Net cash provided by operating activities	$ 7,117	$ 6,622	$ 495
Less Capital expenditures (including capitalized software)	3,456	3,707	(251)

Free cash flow	$ 3,661	$ 2,915	$ 746

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate and commodity swap agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income in Other income and (expense), net. At March 31, 2010, our primary translation exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2010, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $135 million. The interest rates on our existing long-term debt obligations, with the exception of a three-year term loan, are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $230 million and $171 million at March 31, 2010 and December 31, 2009, respectively, and are included in Other assets and Long-term debt. As of March 31, 2010, the total notional amount of these interest rate swaps was $6.0 billion.

Cross Currency Swaps

During the fourth quarter of 2008, Verizon Wireless entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from the December 2008 Verizon Wireless co-issued debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets was approximately $170 million and $315 million at March 31, 2010 and December 31, 2009, respectively. The change in the fair value of the swaps during the three months ended March 31, 2010 offset the change in the carrying value of the underlying debt obligations due to the impact of foreign currency exchange movements.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into a privately negotiated prepaid forward agreement for 14 million shares of Verizon common stock at a cost of approximately $390 million. We terminated the prepaid forward agreement with respect to 5 million shares of Verizon common stock during the fourth quarter of 2009, and the remaining 9 million shares of Verizon common stock during the first quarter of 2010, which resulted in the delivery of those shares to Verizon upon termination.

Other Factors That May Affect Future Results

Recent Developments

Telephone Access Lines Spin-off

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders. Spinco will hold defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. Immediately following the spin-off, Spinco plans to merge with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier, and Frontier will be the surviving corporation. The transactions do not involve any assets or liabilities of Verizon Wireless. The merger will result in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for Verizon’s Wireline segment during 2009.

Depending on the trading prices of Frontier common stock prior to the closing of the merger, Verizon stockholders will collectively own between approximately 66% and 71% of Frontier’s outstanding equity immediately following the closing of the merger, and Frontier stockholders will collectively own between approximately 34% and 29% of Frontier’s outstanding equity immediately following the closing of the merger (in each case, before any closing adjustments). The actual number of shares of common stock to be issued by Frontier in the merger will be calculated based upon several factors, including the average trading price of Frontier common stock during a pre-closing measuring period (subject to a collar which is a ceiling and floor on the trading price) and other closing adjustments. Verizon will not own any shares of Frontier after the merger.

Both the spin-off and merger are expected to qualify as tax-free transactions, except to the extent that cash is paid to Verizon stockholders in lieu of fractional shares.

In connection with the spin-off, Verizon expects to receive approximately $3.3 billion in value through a combination of cash payments to Verizon and a reduction in Verizon’s consolidated indebtedness. In the merger, Verizon stockholders are expected to receive approximately $5.3 billion of Frontier common stock, assuming the average trading price of Frontier common stock during the pre-closing measuring period is within the collar and no closing adjustments.

On April 12, 2010, Spinco completed a financing of $3.2 billion in principal amount of notes. The gross proceeds of the offering were deposited into an escrow account. Spinco intends to use the net proceeds from the offering to fund the special cash payment to Verizon in connection with the spin-off of Spinco to Verizon’s shareholders and the subsequent merger of Spinco with and into Frontier. The net proceeds from the offering are sufficient to fund the entire special cash payment, which is one of the conditions to closing the merger. If, for some reason, the merger agreement is terminated or the spin-off and the merger are not completed on or before October 1, 2010, the gross proceeds, plus accrued and unpaid interest will be returned to the investors.

The transaction is subject to the satisfaction of certain conditions, including receipt of state and federal telecommunications regulatory approvals. If the conditions are satisfied, we expect this transaction to close by the end of the second quarter of 2010.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the Alltel Corporation (Alltel) acquisition, Verizon Wireless is required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). As of March 31, 2010, total assets and total liabilities to be divested of $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships, are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheets.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets including licenses and network assets, for $200 million in cash. In April 2010, Verizon Wireless received the regulatory approvals necessary to complete the sale of the markets to ATN and completed the transaction. Verizon Wireless expects to close the transaction with AT&T Mobility during the second quarter of 2010 subject to receipt of regulatory approval.

Environmental Matters

During 2003, under a government-approved plan, remediation commenced at the site of a former Sylvania facility in Hicksville, New York that processed nuclear fuel rods in the 1950s and 1960s. Remediation beyond original expectations proved to be necessary and a reassessment of the anticipated remediation costs was conducted. A reassessment of costs related to remediation efforts at several other former facilities was also undertaken. In September 2005, the Army Corps of Engineers (ACE) accepted the Hicksville site into the Formerly Utilized Sites Remedial Action Program. This may result in the ACE performing some or all of the remediation effort for the Hicksville site with a corresponding decrease in costs to Verizon. To the extent that the ACE assumes responsibility for remedial work at the Hicksville site, an adjustment to a reserve previously established for the remediation may be made. Adjustments to the reserve may also be made based upon actual conditions discovered during the remediation at this or any other site requiring remediation.

Other

In April 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements are intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. The ultimate financial impact of the enhanced offer, which may be significant, will depend on the number of volunteers who accept the offer.

Regulatory and Competitive Trends

Information related to Regulatory and Competitive Trends is disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Standards

In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard update regarding revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the registrant’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, except as set forth below.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.

With approximately 217,100 employees and approximately 214,300 retirees as of March 31, 2010 participating in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including the recently enacted Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, the enactment of any similar health care reform measures at the state level, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2010. At March 31, 2010, the maximum number of shares that may be purchased by Verizon or any “affiliated purchaser” of Verizon, as defined by Rule 10b-18(a)(3) under the Exchange Act, under our share buyback program was 60,015,938.

Item 6. Exhibits

Exhibit Number

10a	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2010-12 Award Cycle.

10b	Form of Addendum to Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement.

10c	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2010-12 Award Cycle.

10d	Verizon Senior Manager Severance Plan.

10e	Form of Amendment to Employment Agreement between Verizon and Band 1 Senior Manager.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.
Date: April 28, 2010
	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2010-12 Award Cycle.

10b	Form of Addendum to Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement.

10c	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2010-12 Award Cycle.

10d	Verizon Senior Manager Severance Plan.

10e	Form of Amendment to Employment Agreement between Verizon and Band 1 Senior Manager.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.