Form 10-Q
period 2010-06-30
VERIZON COMMUNICATIONS INC
filed 2010-07-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

At June 30, 2010, 2,826,741,689 shares of the registrant’s common stock were outstanding, after deducting 140,868,430 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2010	2009	2010	2009

Operating Revenues	$26,773	$26,861	$53,686	$53,452

Operating Expenses
Cost of services and sales (exclusive of items shown below)	12,239	10,481	22,956	20,789
Selling, general and administrative expense	8,319	7,871	16,043	15,432
Depreciation and amortization expense	4,176	4,091	8,297	8,119

Total Operating Expenses	24,734	22,443	47,296	44,340

Operating Income	2,039	4,418	6,390	9,112
Equity in earnings of unconsolidated businesses	121	128	254	256
Other income and (expense), net	17	11	62	64
Interest expense	(679)	(787)	(1,359)	(1,712)

Income Before (Provision) Benefit For Income Taxes	1,498	3,770	5,347	7,720
(Provision) benefit for income taxes	49	(610)	(1,516)	(1,350)

Net Income	$1,547	$3,160	$3,831	$6,370

Net income attributable to noncontrolling interest	$1,745	$1,677	$3,620	$3,242
Net income (loss) attributable to Verizon	(198)	1,483	211	3,128

Net Income	$1,547	$3,160	$3,831	$6,370

Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Verizon	$(.07)	$.52	$.07	$1.10
Weighted-average shares outstanding (in millions)	2,827	2,841	2,831	2,841

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Verizon	$(.07)	$.52	$.07	$1.10
Weighted-average shares outstanding (in millions)	2,827	2,841	2,833	2,841

Dividends declared per common share	$.475	$.460	$.950	$.920

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2010	At December 31, 2009

Assets
Current assets
Cash and cash equivalents	$4,761	$ 2,009
Short-term investments	464	490
Accounts receivable, net of allowances of $948 and $976	12,058	12,573
Inventories	985	1,426
Prepaid expenses and other	2,793	5,247

Total current assets	21,061	21,745

Plant, property and equipment	234,727	229,381
Less accumulated depreciation	142,626	137,052

	92,101	92,329

Investments in unconsolidated businesses	3,797	3,535
Wireless licenses	72,435	72,067
Goodwill	22,467	22,472
Other intangible assets, net	6,324	6,764
Other assets	8,066	8,339

Total assets	$226,251	$ 227,251

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,874	$ 7,205
Accounts payable and accrued liabilities	16,905	15,223
Other	7,055	6,708

Total current liabilities	31,834	29,136

Long-term debt	49,594	55,051
Employee benefit obligations	32,435	32,622
Deferred income taxes	21,324	19,310
Other liabilities	6,591	6,765

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	40,108	40,108
Reinvested earnings	15,117	17,592
Accumulated other comprehensive loss	(11,140)	(11,479)
Common stock in treasury, at cost	(5,277)	(5,000)
Deferred compensation – employee stock ownership plans and other	149	88
Noncontrolling interest	45,219	42,761

Total equity	84,473	84,367

Total liabilities and equity	$226,251	$ 227,251

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2010	2009

Cash Flows from Operating Activities
Net Income	$3,831	$6,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,297	8,119
Employee retirement benefits	2,518	1,420
Deferred income taxes	1,354	1,296
Provision for uncollectible accounts	680	643
Equity in earnings of unconsolidated businesses, net of dividends received	(227)	173
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	1,502	(2,070)
Other, net	(1,082)	(1,814)

Net cash provided by operating activities	16,873	14,137

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,685)	(8,094)
Acquisitions of licenses, investments and businesses, net of cash acquired	(538)	(5,367)
Proceeds from dispositions	2,594	–
Net change in short-term investments	(17)	119
Other, net	37	64

Net cash used in investing activities	(5,609)	(13,278)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	12,040
Repayments of long-term borrowings and capital lease obligations	(4,594)	(18,173)
Decrease in short-term obligations, excluding current maturities	(97)	(103)
Dividends paid	(2,690)	(2,614)
Other, net	(1,131)	(971)

Net cash used in financing activities	(8,512)	(9,821)

Increase (decrease) in cash and cash equivalents	2,752	(8,962)
Cash and cash equivalents, beginning of period	2,009	9,782

Cash and cash equivalents, end of period	$4,761	$820

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

During the three and six months ended June 30, 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter, which reduced Net income (loss) attributable to Verizon during the quarter by $92 million.

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

Earnings Per Common Share

As a result of the Net loss attributable to Verizon for the three months ended June 30, 2010, diluted earnings per share is the same as basic earnings per share. For the three months ended June 30, 2010, diluted earnings per share would have included the dilutive effect of shares issuable under our stock-based compensation plans of 2 million shares. In addition, certain outstanding stock options to purchase shares for approximately 77 million weighted-average shares, were not included in the computation of diluted earnings per share for the three months ended June 30, 2010 because to do so would have been anti-dilutive for the period, which represents the only additional potential dilution. There were a total of approximately 2 million stock options and restricted stock units outstanding to purchase shares included in the computation of diluted earnings per common share for the six months ended June 30, 2010. There were no dilutive stock options or restricted stock units outstanding to purchase shares included in the computation of diluted earnings per common share for the three and six months ended June 30, 2009. Certain outstanding options to purchase shares were also not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including 84 million weighted-average shares for the six months ended June 30, 2010, and approximately 115 million weighted-average shares and 118 million weighted-average shares for the three and six months ended June 30, 2009, respectively.

2.	Dispositions and Other

Telephone Access Line Spin-off

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders and for Spinco to merge with Frontier Communications Corporation (Frontier) immediately following the spin-off pursuant to a definitive agreement with Frontier, with Frontier to be the surviving corporation.

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of Spinco to Verizon stockholders and the merger of Spinco with Frontier, resulting in Verizon stockholders collectively owning approximately 68 percent of Frontier’s equity which was outstanding immediately following the merger. Frontier issued approximately 678.5 million shares of Frontier common stock in the aggregate to Verizon stockholders in the merger, and Verizon stockholders received one share of Frontier common stock for every 4.165977 shares of Verizon common stock they owned as of June 7, 2010. Verizon stockholders have received cash in lieu of any fraction of a share of Frontier common stock to which they otherwise were entitled.

At the time of the spin-off and the merger, Spinco held defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. The transactions did not involve any assets or liabilities of Verizon Wireless. The merger resulted in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for Verizon’s Wireline segment during 2009.

Pursuant to the terms of Verizon’s equity incentive plans, shortly following the closing of the spin-off and the merger, the number of outstanding and unvested restricted stock units (RSUs) and performance stock units (PSUs) held by current and former Verizon employees (including Verizon employees who became employees of Frontier in connection with the merger) was increased to reflect a number of additional units approximately equal to the cash value of the Frontier common stock that the holders of the RSUs and PSUs would have received with respect to hypothetical shares of Verizon common stock subject to awards under those plans. In addition, the exercise prices and number of shares of Verizon common stock underlying stock options to purchase shares of Verizon common stock previously granted to employees under equity incentive plans were adjusted pursuant to the terms of those plans to take into account the decrease in the value of Verizon common stock immediately following the spin-off and merger.

The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion. Verizon stockholders received $5.247 billion in Frontier common stock (based on the valuation formula contained in the merger agreement with Frontier) as described above, and Verizon received $3.333 billion in aggregate value, comprised of $3.083 billion in the form of a special cash payment from Spinco and $250 million in a reduction in Verizon’s consolidated indebtedness. During July 2010, Verizon used the proceeds from the special cash payment to reduce its consolidated indebtedness (see Note 4). The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 include the operations acquired by Frontier, which we owned through June 30, 2010.

On April 12, 2010, Spinco completed a financing of $3.2 billion in principal amount of notes. The gross proceeds of the offering were deposited into an escrow account. Immediately prior to the spin-off on July 1, 2010, the funds in the escrow account representing the net cash proceeds from the offering were released to Spinco, and Spinco used substantially all of those proceeds to make the special cash payment to Verizon noted above.

During the three and six months ended June 30, 2010, we recorded charges of $195 million and $340 million, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the acquisition of Alltel Corporation (Alltel) in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). Total assets and total liabilities divested were $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships that were included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the accompanying condensed consolidated balance sheet at December 31, 2009.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc., pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, Verizon Wireless received the necessary regulatory approvals and completed both transactions. Upon completion of the divestitures, we recorded a tax charge of approximately $192 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets.

Other

Merger Integration and Acquisition Related Charges

During the three and six months ended June 30, 2010, we recorded merger integration charges of $187 million and $292 million, respectively, primarily related to the Alltel acquisition. These charges primarily related to handset conversions, the decommissioning of overlapping cell sites and trade name amortization.

During the three and six months ended June 30, 2009, we recorded merger integration and acquisition charges of $228 million and $684 million, respectively, primarily related to the Alltel acquisition for transaction fees and costs associated with the acquisition, including fees related to the bridge facility that was entered into and utilized to complete the acquisition. The charges also included trade name amortization, handset conversions and the decommissioning of overlapping cell sites.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2010	$72,067
Capitalized interest on wireless licenses	361
Reclassifications, adjustments and other	7

Balance at June 30, 2010	$72,435

As of June 30, 2010, and December 31, 2009, $12.1 billion and $12.2 billion, respectively, of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at January 1, 2010	$17,738	$4,734	$22,472
Reclassifications, adjustments and other	–	(5)	(5)

Balance at June 30, 2010	$17,738	$4,729	$22,467

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2010			At December 31, 2009

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$3,115	$(1,272)	$1,843	$3,134	$(1,012)	$2,122
Non-network internal-use software (2 to 7 years)	8,270	(4,263)	4,007	8,455	(4,346)	4,109
Other (2 to 25 years)	876	(402)	474	865	(332)	533

Total	$12,261	$(5,937)	$6,324	$12,454	$(5,690)	$6,764

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2010	$ 462	$ 919
2009	498	973

Estimated annual amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
2010	$1,866
2011	1,605
2012	1,273
2013	1,024
2014	644

4.	Debt

Changes to debt during the six months ended June 30, 2010 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2010	$7,205	$55,051	$62,256
Repayments of long-term borrowings and capital leases obligations	(3,802)	(792)	(4,594)
Decrease in short-term obligations, excluding current maturities	(97)	–	(97)
Reclassifications of long-term debt	4,500	(4,500)	–
Other	68	(165)	(97)

Balance at June 30, 2010	$7,874	$49,594	$57,468

During the first half of 2010, $0.3 billion of 6.125% Verizon New York Inc. debentures, $0.2 billion of 6.375% Verizon North Inc. debentures and $0.2 billion of 6.30% Verizon Northwest Inc. debentures matured and were repaid.

During July 2010, Verizon received approximately $3.1 billion in connection with the completion of the spin-off and merger of Spinco (see Note 2). This special cash payment was subsequently used to redeem $2.0 billion of 7.25% Verizon Communications notes due December 2010 at a redemption price of 102.7% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption, as well as other short-term borrowings.

Verizon Wireless

On June 28, 2010, Verizon Wireless exercised its right to redeem the outstanding $1.0 billion of aggregate floating rate notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. In addition, during the second quarter of 2010, Verizon Wireless repaid $2.8 billion of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to approximately $1.2 billion at June 30, 2010. During July 2010, Verizon Wireless repaid $0.7 billion of borrowings under this facility reducing the outstanding borrowings under this facility to $0.5 billion.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of June 30, 2010, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

On April 14, 2010, we terminated all commitments under our previous $5.3 billion 364-day credit facility with a syndicate of lenders and entered into a new $6.2 billion three-year credit facility with a group of major financial institutions. As of June 30, 2010, the unused borrowing capacity under the three-year credit facility was approximately $6.1 billion.

5.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	(dollars in millions)
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$220	$–	$–	$220
Fixed income securities	18	226	–	244
Investments in unconsolidated businesses:
Equity and other securities	433	–	–	433
Other Assets:
Fixed income securities	–	775	–	775
Derivative contracts:
Interest rate swaps	–	373	–	373
Cross currency swaps	–	34	–	34

Total	$671	$1,408	$–	$2,079

Liabilities:
Other Liabilities:
Derivative contracts:
Cross currency swaps	$–	$103	$–	$103

Total	$–	$103	$–	$103

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

Derivative contracts primarily consist of interest rate swaps and cross currency swaps. Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2010.

Fair Value of Short-term and Long-term Debt

The fair value of our short-term and long-term debt, excluding capital leases, is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates. The fair value of our short-term and long-term debt, excluding capital leases, was as follows:

	At June 30, 2010		At December 31, 2009

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$57,099	$64,061	$61,859	$67,359

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $373 million and $171 million at June 30, 2010 and December 31, 2009, respectively, and are included in Other assets and Long-term debt. As of June 30, 2010, the total notional amount of these interest rate swaps was $6.0 billion.

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from a debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets and Other liabilities was approximately $34 million and $103 million, respectively, at June 30, 2010. The fair value of these swaps included in Other assets was approximately $315 million at December 31, 2009. During the three and six months ended June 30, 2010, a pretax loss of $239 million and $383 million, respectively, was recognized in Other comprehensive income, a portion of which was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain on the underlying debt obligations.

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

Restricted Stock Units

The Plan provides for grants of Restricted Stock Units (RSUs) that generally vest at the end of the third year after the grant. The RSUs outstanding at January 1, 2010 are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon common stock. The RSUs granted during 2010 are classified as equity awards because these RSUs will be paid in Verizon common stock upon vesting. Compensation expense for RSUs classified as equity awards is measured based on the market price of Verizon common stock at the date of grant and is recognized over the vesting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	19,443	$35.50
Granted	6,431	29.15
Payments	(6,746)	38.00
Cancelled/Forfeited	(71)	32.51

Outstanding, June 30, 2010	19,057	32.48

Performance Stock Units

The Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding goal has been achieved over the three-year performance cycle. All payments are subject to approval by the Human Resources Committee. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes Verizon’s Performance Stock Unit activity:

(shares in thousands)	Performance Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	29,895	$35.52
Granted	14,236	31.64
Payments	(14,364)	38.00
Cancelled/Forfeited	(180)	34.82

Outstanding, June 30, 2010	29,587	32.46

As of June 30, 2010, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $439 million and is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	103,620	$46.29
Cancelled/Forfeited	(46,729)	46.66

Outstanding, June 30, 2010	56,891	46.00

All stock options outstanding at June 30, 2010 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of June 30, 2010, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	16,591	$16.54
Exercised	(3,210)	25.31
Cancelled/Forfeited	(19)	16.82

Outstanding, June 30, 2010	13,362	14.43

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on the Company’s share of cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended June 30,	2010	2009	2010	2009
Service cost	$91	$96	$78	$78
Interest cost	453	481	412	442
Expected return on plan assets	(653)	(735)	(76)	(75)
Amortization of prior service cost	28	28	94	100
Actuarial loss, net	60	28	44	59

Net periodic benefit (income) cost	(21)	(102)	552	604
Termination benefits	681	–	–	–
Settlement loss	80	416	–	–
Curtailment loss and other, net	173	–	386	–

Subtotal	934	416	386	–

Total	$913	$314	$938	$604

(dollars in millions)	Pension		Health Care and Life

Six Months Ended June 30,	2010	2009	2010	2009
Service cost	$182	$192	$156	$156
Interest cost	906	962	824	883
Expected return on plan assets	(1,306)	(1,469)	(152)	(151)
Amortization of prior service cost	56	56	188	200
Actuarial loss, net	120	56	88	119

Net periodic benefit (income) cost	(42)	(203)	1,104	1,207
Termination benefits	681	–	–	–
Settlement loss	216	416	–	–
Curtailment loss and other, net	173	–	386	–

Subtotal	1,070	416	386	–

Total	$1,028	$213	$1,490	$1,207

Severance, Pension and Benefit Charges

In April 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, during the three months ended June 30, 2010, we recorded severance, pension and benefits charges of $2,234 million associated with the union-represented employees who volunteered for the incentive offer. Included in the charges were pension and postretirement curtailment losses of $559 million as workforce reductions caused the elimination of a significant amount of future service requiring us to recognize a portion of prior service costs and actuarial losses. The charges also included $994 million of severance charges and $681 million of special termination benefits for planned workforce reductions of approximately 11,000 employees.

During the three and six months ended June 30, 2010, we recorded non-cash pension settlement losses of $80 million and $216 million, respectively, related to employees who received lump-sum distributions, primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

During the three and six months ended June 30, 2009, we recorded non-cash pension settlement losses of $416 million related to employees who received lump-sum distributions primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

Severance Payments

During the three and six months ended June 30, 2010, we paid severance benefits of $98 million and $262 million, respectively. At June 30, 2010, we had a remaining severance liability of $2,422 million, a portion of which includes future contractual payments to employees separated as of June 30, 2010.

Employer Contributions

During the three months ended June 30, 2010, we contributed $21 million to our nonqualified pension plans and $324 million to our other postretirement benefit plans. During the six months ended June 30, 2010, we contributed $1 million to our qualified pension trusts, $71 million to our nonqualified pension plans and $770 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2010 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2009 have not changed. Our estimate of the amount and timing of required qualified pension trust contributions for 2010 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

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

8.	Equity and Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Six Months Ended June 30, 2010

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$41,606	$42,761	$84,367

Net income	211	3,620	3,831
Other comprehensive income (loss)	339	(32)	307

Comprehensive income	550	3,588	4,138

Dividends declared	(2,686)	–	(2,686)
Common stock in treasury (Note 5)	(277)	–	(277)
Distributions and other	61	(1,130)	(1,069)

Balance at end of period	$39,254	$45,219	$84,473

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc.’s 45% ownership interest in our Verizon Wireless joint venture.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Net income	$1,547	$3,160	$3,831	$6,370
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(257)	188	(451)	30
Net unrealized gain (loss) on cash flow hedges	(25)	47	(22)	85
Unrealized gain (loss) on marketable securities	(35)	39	(19)	24
Defined benefit pension and postretirement plans	619	371	831	491

Other comprehensive income attributable to Verizon	302	645	339	630
Other comprehensive income (loss) attributable to noncontrolling interest	(36)	46	(32)	82

Total Comprehensive Income	$1,813	$3,851	$4,138	$7,082

Comprehensive income attributable to noncontrolling interest	$1,709	$1,723	$3,588	$3,324
Comprehensive income attributable to Verizon	104	2,128	550	3,758

Total Comprehensive Income	$1,813	$3,851	$4,138	$7,082

Other comprehensive income (loss) attributable to noncontrolling interest primarily reflects activity related to the cross currency swaps (see Note 5).

The components of Accumulated other comprehensive loss were as follows:

(dollars in millions)		At June 30, 2010	At December 31, 2009
Foreign currency translation adjustments		$563		$1,014
Net unrealized gain on cash flow hedges		15		37
Unrealized gain on marketable securities		31		50
Defined benefit pension and postretirement plans		(11,749)		(12,580)

Accumulated Other Comprehensive Loss		$(11,140)		$(11,479)

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three and six months ended June 30, 2010 was primarily driven by the strengthening of the U.S. dollar against the Euro.

Unrealized Gain on Marketable Securities

Gross unrealized gains and losses on marketable securities for the three and six months ended June 30, 2010 were not significant.

Defined Benefit Pension and Postretirement Plans

The change in Defined benefit pension and postretirement plans for the three and six months ended June 30, 2010 was attributable to pension settlement losses and the amortization of prior service cost and actuarial losses. The change was also impacted by the curtailment losses and termination benefits associated with the voluntary incentive program for union-represented employees recorded in the second quarter of 2010 (see Note 7).

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

Our segments and their principal activities consist of the following:

Segment	Description
Domestic Wireless	Domestic Wireless’ products and services include wireless voice and data services and equipment sales across the U.S.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
External Operating Revenues
Domestic Wireless
Service revenue	$14,029	$13,330	$27,854	$26,387
Equipment and other	1,954	2,125	3,886	4,164

Total Domestic Wireless	15,983	15,455	31,740	30,551

Wireline
Mass Markets	4,616	4,626	9,198	9,212
Global Enterprise	4,036	4,010	8,029	8,059
Global Wholesale	1,910	2,126	3,921	4,239
Other	212	398	504	889

Total Wireline	10,774	11,160	21,652	22,399

Total segments	26,757	26,615	53,392	52,950
Corporate, eliminations and other	16	246	294	502

Total consolidated – reported	$26,773	$26,861	$53,686	$53,452

Intersegment Revenues
Domestic Wireless	$23	$25	$49	$51
Wireline	338	328	692	656

Total segments	361	353	741	707
Corporate, eliminations and other	(361)	(353)	(741)	(707)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Wireless	$16,006	$15,480	$31,789	$30,602
Wireline	11,112	11,488	22,344	23,055

Total segments	27,118	26,968	54,133	53,657
Corporate, eliminations and other	(345)	(107)	(447)	(205)

Total consolidated – reported	$26,773	$26,861	$53,686	$53,452

Operating Income
Domestic Wireless	$4,842	$4,459	$9,396	$8,730
Wireline	214	555	386	1,246

Total segments	5,056	5,014	9,782	9,976
Reconciling items	(3,017)	(596)	(3,392)	(864)

Total consolidated – reported	$2,039	$4,418	$6,390	$9,112

(dollars in millions)	At June 30, 2010	At December 31, 2009
Assets
Domestic Wireless	$ 132,875	$ 135,162
Wireline	92,529	91,778

Total segments	225,404	226,940
Reconciling items	847	311

Total consolidated – reported	$ 226,251	$ 227,251

A reconciliation of the total of the reportable segments’ Operating revenues to consolidated Operating revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Total segment operating revenues	$26,757	$26,615	$53,392	$52,950
Deferred revenue adjustment (Note 1)	(268)	–	(268)	–
Corporate and other	284	246	562	502

Total consolidated operating revenues	$26,773	$26,861	$53,686	$53,452

A reconciliation of the total of the reportable segments’ operating income to consolidated Income before (provision) benefit for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Total segment operating income	$5,056	$5,014	$9,782	$9,976
Severance, pension and benefit charges (Note 7)	(2,314)	(416)	(2,450)	(416)
Deferred revenue adjustment (Note 1)	(268)	–	(268)	–
Merger integration and acquisition related charges (Note 2)	(187)	(181)	(292)	(427)
Access line spin-off related charges (Note 2)	(195)	–	(340)	–
Corporate and other	(53)	1	(42)	(21)

Total consolidated operating income	2,039	4,418	6,390	9,112

Equity in earnings of unconsolidated businesses	121	128	254	256
Other income and (expense), net	17	11	62	64
Interest expense	(679)	(787)	(1,359)	(1,712)

Income Before (Provision) Benefit For Income Taxes	$1,498	$3,770	$5,347	$7,720

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2010 and 2009.

10.	Commitments and Contingencies

Several state and federal regulatory proceedings may require our telephone operations to pay penalties or to refund to customers a portion of the revenues collected in the current and prior periods. There are also various legal actions pending to which we are a party and claims that, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal actions, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the Hicksville matter described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. Stressing diversity and commitment to the communities in which we operate, we have a highly diverse workforce of approximately 210,800 employees as of June 30, 2010.

In the sections that follow, we provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and discuss our results of operations, financial position and sources and uses of cash. In addition, we highlight key trends and uncertainties to the extent practicable. We also monitor several key economic indicators as well as the state of the economy in general primarily in the United States where the majority of our operations are located for purposes of evaluating our operating results and assessing the potential impacts of these factors on our businesses. While most key economic indicators, including gross domestic product, affect our operations to some degree, we historically have noted higher correlations to non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflationary or recessionary trends and housing starts.

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders and for Spinco to merge with Frontier Communications Corporation (Frontier) immediately following the spin-off pursuant to a definitive agreement with Frontier, with Frontier to be the surviving corporation. At the time of the spin-off and the merger, Spinco held defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of Spinco to Verizon stockholders and the merger of Spinco with Frontier, resulting in Verizon stockholders collectively owning approximately 68 percent of Frontier’s equity which was outstanding immediately following the merger. Frontier issued approximately 678.5 million shares of Frontier common stock in the aggregate to Verizon stockholders in the merger, and Verizon stockholders received one share of Frontier common stock for every 4.165977 shares of Verizon common stock they owned as of June 7, 2010. Verizon stockholders have received cash in lieu of any fraction of a share of Frontier common stock to which they otherwise were entitled. The merger resulted in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for our Wireline segment during 2009.

As a condition of the regulatory approvals by the Department of Justice (DOJ) and the Federal Communications Commission (FCC) to complete the acquisition of Alltel Corporation (Alltel) in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc., pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, Verizon Wireless received the necessary regulatory approvals and completed both transactions. The Verizon Wireless customer base was reduced by approximately 2.1 million customers, partially offset by certain adjustments.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended June 30, 2010, consolidated revenue decreased 0.3% compared to the similar period in 2009, primarily due to lower revenue in the Wireline segment resulting from switched access line losses and decreased minutes of use (MOUs), partially offset by higher revenues in our growth markets. We continue developing and marketing innovative product bundles to include local, long distance, wireless, broadband data and video services for consumer, business and government customers. We anticipate that these efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the U.S. We are focused on providing the highest network reliability and innovative products and services. During the six months ended June 30, 2010, we invested $7.7 billion in capital expenditures, which included the continued investment in the build-out of our fourth generation network based on Long-Term Evolution technology. As the demand for wireless data services grows, we continue to expand our offerings of data services and devices with advanced capabilities for both consumer and business customers and increase our data revenues. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate.

In Domestic Wireless:

•	as of June 30, 2010 as compared to June 30, 2009, total customers increased 5.0% to 92.1 million; and

•	during the three months ended June 30, 2010 as compared to the similar period in 2009, total data average revenue per customer per month (ARPU) increased by 16.1% to $17.37.

During the three months ended June 30, 2010, in Wireline:

•	we added 28,000 net wireline broadband connections, including 196,000 net new FiOS Internet subscribers, for a total of 9.3 million connections, including 3.8 million FiOS Internet subscribers;

•	we added 174,000 net new FiOS TV subscribers, for a total of 3.2 million FiOS TV subscribers; and

•	total broadband and video revenues exceeded $1.8 billion.

As of June 30, 2010, we passed 15.9 million premises with our high-capacity fiber optics network operated under the FiOS service mark. With FiOS, we have created the opportunity to increase revenue per customer as well as improve Wireline profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

We are also focused on gaining market share in our enterprise business through the deployment of strategic enterprise service offerings, including expansion of our Voice over Internet Protocol (VoIP) and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio. During the three months ended June 30, 2010, revenues from strategic enterprise services grew 6.2% compared to the similar period in 2009.

Profitability Improvement – Our goal is to increase operating income and margins. Strong wireless data and FiOS revenue growth continue to positively impact operating results. In addition, we have seen early indications of an economic recovery, particularly in the business markets. A sustained economic recovery should positively impact our revenue performance in future quarters. However, we remain focused on cost controls with the objective of driving efficiencies to offset business volume declines, as we expect the pressures of the economy to continue throughout the remainder of 2010.

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

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service experiences as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitor customer satisfaction in all facets of our business. Verizon Wireless ranked highest among wireless providers in small to mid-sized business customer satisfaction in the J.D. Power and Associates 2010 U.S. Business Wireless Satisfaction Study released in June.

Performance-Based Culture – We embrace a culture of accountability based on individual and team objectives that are performance-based and tied to Verizon’s strategic imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ and stockholders’ long-term interests. We also employ a highly diverse workforce, as respect for diversity is an integral part of Verizon’s culture and a critical element of our competitive success.

Trends

Information related to trends affecting our business was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. During the three and six months ended June 30, 2010, we have continued to experience growth in our wireless reseller customer base and expect this trend in net reseller customer additions to continue through the end of the year. There have been no other significant changes to previously discussed trends.

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

The following discussion includes the results of operations of the Alltel Divestiture Markets through the date the divestitures were completed as well as the operations acquired by Frontier, which we owned through June 30, 2010.

Consolidated Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Domestic Wireless
Service revenue	$14,046	$13,349	5.2	$27,891	$26,424	5.6
Equipment and other	1,960	2,131	(8.0)	3,898	4,178	(6.7)

Total	16,006	15,480	3.4	31,789	30,602	3.9
Wireline
Mass Markets	4,619	4,628	(0.2)	9,204	9,218	(0.2)
Global Enterprise	4,036	4,010	0.6	8,029	8,060	(0.4)
Global Wholesale	2,232	2,434	(8.3)	4,579	4,850	(5.6)
Other	225	416	(45.9)	532	927	(42.6)

Total	11,112	11,488	(3.3)	22,344	23,055	(3.1)
Corporate, eliminations and other	(345)	(107)	nm	(447)	(205)	nm

Consolidated Revenues	$26,773	$26,861	(0.3)	$53,686	$53,452	0.4

nm – not meaningful

Consolidated revenues during the three months ended June 30, 2010 decreased by $88 million, or 0.3%, compared to the similar period in 2009, primarily due to declines in revenues at our Wireline segment resulting from switched access line losses and decreased MOUs in traditional voice products, partially offset by higher revenues in our growth markets. Consolidated revenues during the six months ended June 30, 2010 increased by $234 million, or 0.4%, compared to the similar period in 2009, primarily due to higher revenues in our growth markets. These revenue increases were partially offset by declines in revenues at our Wireline segment due to switched access line losses and decreased MOUs in traditional voice products.

Corporate, eliminations and other during the three and six months ended June 30, 2010, included a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter (see “Other Items”).

Domestic Wireless’ revenues during the three months ended June 30, 2010 increased by $526 million, or 3.4%, and $1,187 million, or 3.9%, for the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to growth in service revenue. Service revenue during the three months ended June 30, 2010 increased by $697 million, or 5.2%, and $1,467 million, or 5.6%, for the six months ended June 30, 2010 compared to the similar periods in 2009 primarily due to a 4.4 million, or 5.0%, increase in total customers since July 1, 2009, as well as continued growth from data services, partially offset by a decline in wireless voice revenue.

Total wireless data revenue was $4,839 million and accounted for 34.5% of service revenue during the three months ended June 30, 2010, compared to $3,908 million and 29.3% during the similar period in 2009. Total wireless data revenue was $9,451 million and accounted for 33.9% of service revenue during the six months ended June 30, 2010, compared to $7,557 million and 28.6% during the similar period in 2009. Total data revenue continues to increase as a result of growth of our e-mail, Mobile Broadband and messaging services. Voice revenue decreased as a result of continued declines in our voice ARPU, partially offset by an increase in the number of customers.

Equipment and other revenue during the three months ended June 30, 2010 decreased by $171 million, or 8.0%, and $280 million, or 6.7%, during the six months ended June 30, 2010 compared to the similar periods in 2009, primarily due to the decrease in gross retail customer additions as well as a decrease in average revenue per equipment unit as a result of promotional activities.

Wireline’s revenues during the three months ended June 30, 2010 decreased by $376 million, or 3.3%, and $711 million, or 3.1%, during the six months ended June 30, 2010, compared to the similar periods in 2009. Mass Markets revenues during the three months ended June 30, 2010 decreased by $9 million, or 0.2%, and $14 million, or 0.2%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to a continued decline of local exchange revenues principally as a result of switched access line losses, partially offset by continued growth in consumer and business FiOS services (Voice, Internet and TV). Global Enterprise revenues increased by $26 million, or 0.6%, during the three months ended June 30, 2010, compared to the similar period in 2009, primarily due to higher customer premises equipment revenue, partially offset by lower long distance and traditional circuit-based revenues. Global Enterprise revenues decreased $31 million, or 0.4%, during the six months ended June 30, 2010, compared to the similar period in 2009, primarily due to lower long distance and traditional circuit-based data revenues, partially offset by higher customer premises equipment revenue. Global Wholesale revenues during the three months ended June 30, 2010 decreased by $202 million, or 8.3%, and $271 million, or 5.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, due to decreased MOUs in traditional voice products, increases in voice termination pricing on certain international routes and continued rate compression in the marketplace. Other revenue during the three months ended June 30, 2010 decreased by $191 million, or 45.9%, and $395 million, or 42.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to reduced business volumes, including former MCI mass markets customer losses.

Consolidated Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of services and sales	$12,239	$10,481	16.8	$22,956	$20,789	10.4
Selling, general and administrative expense	8,319	7,871	5.7	16,043	15,432	4.0
Depreciation and amortization expense	4,176	4,091	2.1	8,297	8,119	2.2

Consolidated Operating Expenses	$24,734	$22,443	10.2	$47,296	$44,340	6.7

Cost of Services and Sales

Consolidated cost of services and sales during the three months ended June 30, 2010 increased by $1,758 million, or 16.8%, and $2,167 million, or 10.4%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to severance, pension and benefit charges recorded during the three and six months ended June 30, 2010 as well as other non-operational charges noted in the table below. Also contributing to the increases were an increase in content costs, higher circuit expense and customer premise equipment costs partially offset by lower headcount and productivity improvements at our Wireline segment. Wireless network costs also increased as a result of an increase in operating lease expense and local interconnection cost.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense during the three months ended June 30, 2010 increased by $448 million, or 5.7%, and $611 million, or 4.0% during the six months ended June 30, 2010, compared to the similar periods in 2009. This increase was primarily due to severance, pension and benefit charges recorded during the three and six months ended June 30, 2010 as well as other non-operational charges noted in the table below. Also contributing to the increases were higher sales commission expense, at our Domestic Wireless segment, in our indirect channel, related to increases in both equipment upgrades leading to contract renewals and the average commission per unit, as the mix of units and service plans sold continues to shift toward data devices and bundled data plans. Partially offsetting these increases was the impact of cost reduction initiatives in our Wireline segment.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended June 30, 2010 increased by $85 million, or 2.1%, and $178 million, or 2.2%, during the six months ended June 30, 2010, compared to the similar periods in 2009. The increases were primarily driven by growth in depreciable assets. Partially offsetting the increases in Depreciation and amortization expense were lower non-operational charges noted in the table below.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Merger Integration and Acquisition Related Charges
Cost of services and sales	$96	$24	$133	$85
Selling, general and administrative expense	66	66	106	206
Depreciation and amortization expense	25	91	53	136

Total	$187	$181	$292	$427

Severance, Pension and Benefit Charges
Cost of services and sales	$1,649	$–	$1,749	$–
Selling, general and administrative expense	665	416	701	416

Total	$2,314	$416	$2,450	$416

Access Line Spin-off Related Charges
Cost of services and sales	$27	$–	$42	$–
Selling, general and administrative expense	168	–	298	–

Total	$195	$–	$340	$–

See “Other Items” for a description of the non-operational items above as well as other non-operational items including the Medicare Part D subsidy charge and a charge related to the taxable gain on the Alltel Divestiture Markets.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Additional information relating to Equity in earnings of unconsolidated businesses is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Vodafone Omnitel N.V.	$141	$142	(0.7)	$294	$284	3.5
Other	(20)	(14)	42.9	(40)	(28)	42.9

Total	$121	$128	(5.5)	$254	$256	(0.8)

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Interest income	$17	$18	(5.6)	$44	$41	7.3
Foreign exchange gains (losses), net	6	(9)	nm	20	20	–
Other, net	(6)	2	nm	(2)	3	nm

Total	$17	$11	54.5	$62	$64	(3.1)

nm – not meaningful

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Total interest costs on debt balances	$909	$1,017	(10.6)	$1,815	$2,177	(16.6)
Less capitalized interest costs	230	230	–	456	465	(1.9)

Total	$679	$787	(13.7)	$1,359	$1,712	(20.6)

Average debt outstanding	$60,080	$66,663		$60,886	$64,741
Effective interest rate	6.05%	6.10%		5.96%	6.73%

Total interest costs on debt balances decreased by $108 million and $362 million, respectively, during the three and six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to declines in average debt and interest rates. Interest costs during the six months ended June 30, 2009 included fees related to the bridge facility that was entered into and utilized to complete the acquisition of Alltel, which contributed to the higher effective interest rate in the prior year. During July 2010, we reduced our outstanding debt by approximately $4.0 billion.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Provision (benefit) for income taxes	$(49)	$610	nm	$1,516	$1,350	12.3
Effective income tax rate	(3.3%)	16.2%		28.4%	17.5%

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

The effective income tax rate for the three months ended June 30, 2010 decreased to (3.3%) compared to 16.2% during the similar period in 2009. The decrease was primarily driven by the Net loss attributable to Verizon, which was related to the severance, pension and benefit charges. This was partially offset by a taxable gain on the sale of the Alltel Divestiture Markets (see “Other Items”).

The effective income tax rate for the six months ended June 30, 2010 increased to 28.4% as compared to 17.5% during the similar period in 2009. The increase was primarily driven by a one-time, non-cash income tax charge of $962 million, resulting in an 18 percentage point increase to our effective tax rate. Also impacting the effective tax rate were the items discussed above. The one-time non-cash income tax charge was a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. The ongoing impact on our 2010 effective tax rate from the lower federal income tax deduction is not significant.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3,273 million and $3,400 million at June 30, 2010 and December 31, 2009, respectively. Interest and penalties related to unrecognized tax benefits were $495 million (after-tax) and $552 million (after-tax) at June 30, 2010 and December 31, 2009, respectively. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and multiple state and foreign jurisdictions on numerous open tax positions. Significant foreign income tax examinations and litigation are ongoing in Canada, Australia and Italy for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Net income attributable to noncontrolling interest	$ 1,745	$ 1,677	4.1	$ 3,620	$ 3,242	11.7

The increase in Net income attributable to noncontrolling interest during the three and six months ended June 30, 2010, compared to the similar periods in 2009, was due to higher earnings in our Domestic Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies.

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

The following discussion includes the results of operations of the Alltel Divestiture Markets through the date the divestitures were completed.

Operating Revenue and Selected Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions, except ARPU)	2010	2009	% Change	2010	2009	% Change
Service revenue	$14,046	$13,349	5.2	$27,891	$26,424	5.6
Equipment and other	1,960	2,131	(8.0)	3,898	4,178	(6.7)

Total Operating Revenue	$16,006	$15,480	3.4	$31,789	$30,602	3.9

Total customers (‘000)				92,063	87,694	5.0
Retail customers (‘000)				86,176	85,240	1.1

Total customer net additions in period (excluding the Alltel related acquisition and divestitures)(‘000)	1,351	1,142	18.3	2,903	2,419	20.0
Retail customer net additions in period (excluding the Alltel related acquisition and divestitures)(‘000)	454	1,145	(60.3)	742	2,406	(69.2)

Total customer net additions
(divestitures) in period (including acquisitions and divestitures)(‘000)	(738)	1,142	nm	814	15,638	(94.8)
Retail customer net additions
(divestitures) in period (including acquisitions and divestitures)(‘000)	(1,635)	1,145	nm	(1,347)	15,219	nm

Total churn rate	1.27%	1.37%	(7.3)	1.34%	1.42%	(5.6)
Retail postpaid churn rate	0.94%	1.01%	(6.9)	1.01%	1.08%	(6.5)

Service ARPU	$50.42	$51.10	(1.3)	$50.29	$50.92	(1.2)
Retail service ARPU	51.56	51.11	0.9	51.25	51.04	0.4
Total data ARPU	17.37	14.96	16.1	17.04	14.56	17.0

nm – not meaningful

Domestic Wireless’ total operating revenue during the three months ended June 30, 2010 increased by $526 million, or 3.4%, and $1,187 million, or 3.9%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to growth in service revenue.

Service Revenue

Service revenue during the three months ended June 30, 2010 increased by $697 million, or 5.2%, and $1,467 million, or 5.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to a 4.4 million, or 5.0%, increase in total customers since July 1, 2009, as well as continued growth from data services, partially offset by a decline in wireless voice revenue.

Excluding the Alltel related acquisition and divestitures, Domestic Wireless added approximately 454,000 net retail customers during the three months ended June 30, 2010, compared to approximately 1.1 million during the similar period in 2009, and approximately 742,000 net retail customers during the six months ended June 30, 2010, compared to approximately 2.4 million during the similar period in 2009. The decline in net retail customer additions during the three and six months ended June 30, 2010, compared to the similar periods in 2009, was due to a decrease in gross retail customer additions as well as an increase in churn for our retail prepaid offerings, in part attributable to a marketplace shift in customer activations within the period toward unlimited prepaid offerings of the type being sold by a number of our resellers. However, we expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality. Our churn rate during the three and six months ended June 30, 2010, compared to the similar periods in 2009, improved as a result of successful customer retention efforts. Churn is the rate at which customers disconnect individual lines of service.

Excluding the Alltel related acquisition and divestitures, Domestic Wireless added approximately 1.4 million net total customers during the three months ended June 30, 2010, compared to approximately 1.1 million during the similar period in 2009, and approximately 2.9 million net total customers during the six months ended June 30, 2010, compared to approximately 2.4 million during the similar period in 2009. The increase in net total customer additions during the three and six months ended June 30, 2010, compared to the similar periods in 2009, was due to an increase in net customer additions from our reseller channel, as a result of the marketplace shift in customer activations mentioned above.

During the second quarter, our customer base was reduced by approximately 2.1 million net customers, primarily as a result of the completion of the divestitures to AT&T Mobility and ATN, partially offset by certain adjustments. Customers from acquisitions for the six months ended June 30, 2009 included approximately 13.2 million net total customer additions, after conforming adjustments but before the impact of required divestitures, which resulted from our acquisition of Alltel on January 9, 2009.

Total data revenue was $4,839 million and accounted for 34.5% of service revenue during the three months ended June 30, 2010, compared to $3,908 million and 29.3% during the similar period in 2009. Total data revenue was $9,451 million and accounted for 33.9% of service revenue during the six months ended June 30, 2010, compared to $7,557 million and 28.6% during the similar period in 2009. Total data revenue continues to increase as a result of growth of our e-mail, Mobile Broadband and messaging services. Voice revenue decreased as a result of continued declines in our voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using third generation (3G) multimedia phones or 3G smartphone devices.

The decline in service ARPU was due to a continued reduction in voice revenue per customer and the impact of changes in our customer mix as a result of increased reseller net customer additions, partially offset by an increase in data revenue per customer. Retail service ARPU increased due to increases in our penetration of data offerings, which more than offset declines in our voice revenues. Total voice ARPU declined $3.09, or 8.6%, during the three months ended June 30, 2010, and declined $3.11, or 8.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, due to the on-going impact of customers seeking to optimize the value of our offerings by moving to bundled minute and Family Share plans. The increases in total data ARPU were the result of continued growth and penetration of our data offerings, primarily as a result of data packages attached to our 3G multimedia phones and 3G smartphone devices.

Equipment and Other Revenue

Equipment and other revenue during the three months ended June 30, 2010 decreased by $171 million, or 8.0%, and $280 million, or 6.7%, during the six months ended June 30, 2010, compared to the similar periods in 2009 primarily due to declines in gross retail customer additions and average revenue per equipment unit as a result of promotional activities.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of services and sales	$4,780	$4,825	(0.9)	$9,555	$9,485	0.7
Selling, general and administrative expense	4,557	4,469	2.0	9,199	8,911	3.2
Depreciation and amortization expense	1,827	1,727	5.8	3,639	3,476	4.7

Total Operating Expenses	$11,164	$11,021	1.3	$22,393	$21,872	2.4

Cost of Services and Sales

Cost of services and sales during the three months ended June 30, 2010 decreased by $45 million, or 0.9%, and increased by $70 million, or 0.7%, during the six months ended June 30, 2010, compared to the similar periods in 2009. The decrease during the three months ended June 30, 2010 was due to a $109 million, or 3.7%, decrease in cost of equipment sales, partially offset by an increase in cost of services. The increase during the six months ended June 30, 2010 was due to an increase in cost of services, partially offset by a $76 million, or 1.3%, decrease in cost of equipment sales. Cost of services during the three and six months ended June 30, 2010 as compared to the similar periods in 2009 was also impacted by higher wireless network costs as a result of an increase in operating lease expense and local interconnection cost. Cost of equipment sales decreased during the three and six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to a decrease in gross retail customer additions partially offset by an increase in the average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended June 30, 2010 increased by $88 million, or 2.0%, and $288 million, or 3.2%, during the six months ended June 30, 2010 compared to the similar periods in 2009 primarily due to an increase in sales commission expense in our indirect channel as well as an increase in regulatory fees. Indirect sales commission expense increased $195 million during the three months ended June 30, 2010 and $312 million during the six months ended June 30, 2010, compared to the similar periods in 2009, as a result of increases in both equipment upgrades leading to contract renewals and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices and bundled data plans. Regulatory fees increased $32 million during the three months ended June 30, 2010 and $109 million during the six months ended June 30, 2010, compared to the similar periods in 2009, due to both the growth in our revenues subject to fees as well as an increase in the federal universal service fund rate. These increases were partially offset by a decrease in compensation related costs, excluding commissions, during the three months ended June 30, 2010, of $126 million, and $91 million during the six months ended June 30, 2010, compared to the similar periods in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended June 30, 2010 increased by $100 million, or 5.8%, and $163 million, or 4.7% during the six months ended June 30, 2010, compared to the similar periods in 2009. These increases were primarily driven by growth in depreciable assets through the second quarter of 2010.

Segment Operating Income and EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Segment Operating Income	$4,842	$4,459	8.6	$9,396	$8,730	7.6
Add Depreciation and amortization expense	1,827	1,727	5.8	3,639	3,476	4.7

Segment EBITDA	$6,669	$6,186	7.8	$13,035	$12,206	6.8

Segment operating income margin	30.3%	28.8%		29.6%	28.5%
Segment EBITDA service margin	47.5%	46.3%		46.7%	46.2%

The increases in Domestic Wireless’ Operating income and Segment EBITDA during the three and six months ended June 30, 2010, compared to the similar periods in 2009, were primarily as a result of the impact of factors described above.

Wireline

The Wireline segment provides customers with communication products and services, including voice, broadband video and data, network access, long distance, and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Mass Markets	$4,619	$4,628	(0.2)	$9,204	$9,218	(0.2)
Global Enterprise	4,036	4,010	0.6	8,029	8,060	(0.4)
Global Wholesale	2,232	2,434	(8.3)	4,579	4,850	(5.6)
Other	225	416	(45.9)	532	927	(42.6)

Total Operating Revenues	$11,112	$11,488	(3.3)	$22,344	$23,055	(3.1)

Switched access lines in service (‘000)				31,150	34,313	(9.2)

Broadband connections (‘000)				9,338	9,111	2.5
FiOS Internet subscribers (‘000)				3,814	3,082	23.8
FiOS TV subscribers (‘000)				3,203	2,517	27.3

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business subscribers.

Mass Markets revenue during the three months ended June 30, 2010 decreased by $9 million, or 0.2%, and $14 million, or 0.2%, during the six months ended June 30, 2010, compared to the similar periods in 2009. The decrease was primarily driven by a decline in local exchange revenues principally due to a 9.2% decline in switched access lines as of June 30, 2010 compared to June 30, 2009, primarily as a result of competition and technology substitution. The majority of the decrease was sustained in the residential retail market, which experienced a 10.5% access line loss primarily due to substituting traditional landline services with wireless, VoIP, broadband and cable services. Also contributing to the decrease was a decline of nearly 4.2% in small business retail access lines, primarily reflecting economic conditions, competition and a shift to both IP and high-speed circuits. Partially offsetting these decreases was the expansion of FiOS services (Voice, Internet and TV).

As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS subscribers, we have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas. Our bundled pricing strategy allows us to provide competitive offerings to our customers and potential customers. Consequently, we added 28,000 net new broadband connections, including 196,000 net new FiOS Internet subscribers during the three months ended June 30, 2010. During the six months ended June 30, 2010, we added 118,000 net new broadband connections, including 381,000 net new FiOS Internet subscribers, for a total of 9.3 million broadband connections at June 30, 2010, including 3.8 million FiOS Internet subscribers, representing a 23.8% increase compared to June 30, 2009. In addition, we added 174,000 net new FiOS TV subscribers during the three months ended June 30, 2010 and 342,000 net new FiOS TV subscribers during the six months ended June 30, 2010 for a total of 3.2 million FiOS TV subscribers at June 30, 2010. As of June 30, 2010, we achieved penetration rates of 29.7% and 25.9% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 28.1% and 24.6% for FiOS Internet and FiOS TV, respectively, at June 30, 2009.

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

Global Enterprise revenues during the three months ended June 30, 2010 increased by $26 million, or 0.6%, compared to the similar period in 2009, primarily due to higher customer premises equipment revenue, partially offset by lower long distance and traditional circuit-based revenues. Global Enterprise revenues decreased $31 million, or 0.4%, during the six months ended June 30, 2010, compared to the similar period in 2009, primarily due to lower long distance and traditional circuit-based data revenues. The decrease was partially offset by higher customer premises equipment revenue, which may indicate that companies are beginning to make additional capital expenditures. The decline in long distance revenue is due to the negative effects of the continuing global economic conditions and competitive rate pressures. In addition to increased customer premise equipment revenues, strategic enterprise services revenue increased $96 million, or 6.2%, and $159 million, or 5.2%, during the three and six months ended June 30, 2010, respectively, compared to the similar periods in 2009, primarily driven by higher information technology, security solution and strategic networking revenues. Strategic enterprise services continues to be Global Enterprise’s fastest growing suite of offerings. Traditional circuit-based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base continues its migration to next generation IP services.

Global Wholesale

Global Wholesale revenues are primarily earned from long distance and other carriers who use our facilities to provide services to their customers. Switched access revenues are generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the U.S., and internationally destined traffic that originates in the U.S. Special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers. A portion of Global Wholesale revenues are generated by a few large telecommunication companies, many of whom compete directly with us.

Global Wholesale revenues during the three months ended June 30, 2010 decreased by $202 million, or 8.3%, and $271 million, or 5.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to decreased MOUs in traditional voice products, increases in voice termination pricing on certain international routes and continued rate compression due to competition in the marketplace. Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Domestic wholesale lines declined by 14.9% as of June 30, 2010 as compared to June 30, 2009, due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution as well as the continued level of economic pressure. Voice and local loop services declined during the three and six months ended June 30, 2010, compared to the similar periods in 2009. Continuing demand for high-capacity, high-speed digital services was partially offset by lower demand for older, low-speed data products and services. As of June 30, 2010, customer demand, as measured in DS1 and DS3 circuits, for high-capacity and high-speed digital data services increased 3.8% compared to the similar period in 2009.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales. Revenues from other services during the three months ended June 30, 2010 decreased $191 million, or 45.9%, and $395 million, or 42.6%, during the six months ended June 30, 2010, compared to the similar periods in 2009, primarily due to reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of services and sales	$6,001	$5,947	0.9	$12,115	$11,842	2.3
Selling, general and administrative expense	2,590	2,726	(5.0)	5,268	5,492	(4.1)
Depreciation and amortization expense	2,307	2,260	2.1	4,575	4,475	2.2

Total Operating Expenses	$10,898	$10,933	(0.3)	$21,958	$21,809	0.7

Cost of Services and Sales

Cost of services and sales during the three months ended June 30, 2010 increased by $54 million, or 0.9%, and $273 million, or 2.3%, during the six months ended June 30, 2010, compared to the similar periods in 2009. The increases were primarily due to higher content costs associated with continued FiOS subscriber growth. Also contributing to the increases were higher circuit expense and customer premise equipment costs. The increases were partially offset by lower costs associated with compensation and installation expenses as a result of lower headcount and productivity improvements, as well as lower access costs driven by declines in long distance volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended June 30, 2010 decreased by $136 million, or 5.0%, and $224 million, or 4.1%, during the six months ended June 30, 2010, compared to the similar periods in 2009. The decrease was primarily due to the decline in compensation expense as a result of lower headcount and cost reduction initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense during the three months ended June 30, 2010 increased by $47 million, or 2.1%, and $100 million, or 2.2% during the six months ended June 30, 2010, compared to the similar periods in 2009. The increase was primarily driven by net growth in depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Segment Operating Income	$214	$555	(61.4)	$386	$1,246	(69.0)
Add Depreciation and amortization expense	2,307	2,260	2.1	4,575	4,475	2.2

Segment EBITDA	$2,521	$2,815	(10.4)	$4,961	$5,721	(13.3)

Segment operating income margin	1.9%	4.8%		1.7%	5.4%
Segment EBITDA margin	22.7%	24.5%		22.2%	24.8%

The decreases in Wireline’s Operating income and Segment EBITDA during the three and six months ended June 30, 2010 compared to the similar periods in 2009 were primarily a result of the impact of factors described in connection with operating revenue and operating expenses above.

Other Items

Merger Integration and Acquisition Related Charges

During the three and six months ended June 30, 2010, we recorded merger integration charges of $187 million and $292 million, respectively, primarily related to the Alltel acquisition. These charges primarily related to handset conversions, the decommissioning of overlapping cell sites and trade name amortization.

During the three and six months ended June 30, 2009, we recorded merger integration and acquisition charges of $228 million and $684 million, respectively, primarily related to the Alltel acquisition, for transaction fees and costs associated with the acquisition, including fees related to the bridge facility that was entered into and utilized to complete the acquisition. The charges also included trade name amortization, handset conversions and the decommissioning of overlapping cell sites.

Severance, Pension and Benefit Charges

In April 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, during the three months ended June 30, 2010, we recorded severance, pension and benefits charges of $2,234 million associated with the union-represented employees who volunteered for the incentive offer. Included in the charges were pension and postretirement curtailment losses of $559 million as workforce reductions caused the elimination of a significant amount of future service requiring us to recognize a portion of prior service costs and actuarial losses. The charges also included $994 million of severance charges and $681 million of special termination benefits for planned workforce reductions of approximately 11,000 employees.

During the three and six months ended June 30, 2010, we recorded non-cash pension settlement losses of $80 million and $216 million, respectively, related to employees who received lump-sum distributions, primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

During the three and six months ended June 30, 2009, we recorded non-cash pension settlement losses of $416 million related to employees who received lump-sum distributions primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

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

Dispositions

Access Line Spin-off Related Charges

During the three and six months ended June 30, 2010, we recorded charges of $195 million and $340 million, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction.

Alltel Divestiture Markets

During the three and six months ended June 30, 2010, we recorded a tax charge of approximately $192 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets.

Other

During the three and six months ended June 30, 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter, which reduced Net income (loss) attributable to Verizon during the quarter by $92 million.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Cash Flows Provided By (Used In)
Operating activities	$16,873	$14,137	$2,736
Investing activities	(5,609)	(13,278)	7,669
Financing activities	(8,512)	(9,821)	1,309

Increase (Decrease) In Cash and Cash Equivalents	$2,752	$(8,962)	$11,714

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the six months ended June 30, 2010 increased by $2.7 billion, compared to the similar period in 2009, primarily driven by higher operating cash flows at Domestic Wireless, changes in working capital related in part to management of inventory and the timing of tax payments. Partially offsetting these increases were lower operating cash flows at Wireline, as well as lower dividends received compared to the similar period in 2009.

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

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2010	2009
Domestic Wireless	$4,032	$3,334
Wireline	3,347	4,341
Other	306	419

	$7,685	$8,094

Total as a percentage of revenue	14.3%	15.1%

The increase in capital expenditures at Domestic Wireless during the six months ended June 30, 2010, compared to the similar period in 2009, was primarily due to the continued investment in our wireless Evolution-Data Optimized networks and funding the build-out of our fourth generation network based on Long-Term Evolution technology. The decrease in capital expenditures at Wireline during the six months ended June 30, 2010, compared to the similar period in 2009, was primarily due to lower capital expenditures related to FiOS and legacy spending requirements. We continue to expect 2010 capital expenditures to be in the $16.8 billion to $17.2 billion range.

Dispositions

During the six months ended June 30, 2010, we received cash proceeds of $2.6 billion in connection with the required divestitures of overlapping properties as a result of the acquisition of Alltel (see “Recent Developments”).

Acquisitions

On January 9, 2009, Verizon Wireless paid approximately $5.9 billion for the equity of Alltel, which was partially offset by $1.0 billion of cash acquired at closing.

Cash Flows Used In Financing Activities

During the six months ended June 30, 2010 and 2009, net cash used in financing activities was $8.5 billion and $9.8 billion, respectively. During the six months ended June 30, 2010, $0.3 billion of 6.125% Verizon New York Inc. debentures, $0.2 billion of 6.375% Verizon North Inc. debentures and $0.2 billion of 6.30% Verizon Northwest Inc. debentures matured and were repaid. In addition, during the six months ended June 30, 2010, we paid $2.7 billion in dividends.

During July 2010, Verizon received approximately $3.1 billion in connection with the completion of the spin-off and merger of Spinco (see “Recent Developments”). This special cash payment was subsequently used to redeem $2.0 billion of 7.25% Verizon Communications notes due December 2010 at a redemption price of 102.7% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption, as well as other short-term borrowings.

Verizon Wireless

On June 28, 2010, Verizon Wireless exercised its right to redeem the outstanding $1.0 billion of aggregate floating rate notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. In addition, during the second quarter of 2010, Verizon Wireless repaid $2.8 billion of borrowings under a three-year term loan facility, reducing the outstanding borrowings under this facility to approximately $1.2 billion at June 30, 2010. During July 2010, Verizon Wireless repaid $0.7 billion of borrowings under this facility reducing the outstanding borrowings under this facility to $0.5 billion.

Credit Facility and Shelf Registration

On April 14, 2010, we terminated all commitments under our previous $5.3 billion 364-day credit facility with a syndicate of lenders and entered into a new $6.2 billion three-year credit facility with a group of major financial institutions. As of June 30, 2010, the unused borrowing capacity under the three-year credit facility was approximately $6.1 billion.

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

Verizon’s ratio of debt to debt combined with Verizon’s equity was 59.4% at June 30, 2010 compared to 59.9% at December 31, 2009.

Credit Ratings

There were no changes to the credit ratings of Verizon Communications and/or Cellco Partnership from those discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows Provided by (Used in) Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2009. The three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Verizon Communications and/or Cellco Partnership in the future including sustained leverage levels at Verizon Communications and/or Cellco Partnership resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; (ii) failure to achieve significant synergies in the Alltel integration; (iii) accelerated wireline losses; (iv) the absence of material improvement in the status of underfunded pensions and other post employment benefits; or (v) an acquisition or sale of operations that causes a material deterioration in its credit metrics. A ratings downgrade may increase the cost of refinancing existing debt and might constrain Verizon Communications’ access to certain short-term debt markets.

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

In addition, Verizon Wireless is required to maintain on the last day of any period of four fiscal quarters a leverage ratio of debt to earnings before interest, taxes, depreciation, amortization and other adjustments, as defined in the related credit agreement, not in excess of 3.25 times based on the preceding twelve months. At June 30, 2010, the leverage ratio was 0.7 times.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2010 totaled $4.8 billion, a $2.8 billion increase compared to Cash and cash equivalents at December 31, 2009 for the reasons discussed above.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that management believes is useful to investors and other users of Verizon’s financial information in evaluating cash available to pay debt and dividends. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities. The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Net cash provided by operating activities	$16,873	$14,137	$2,736
Less Capital expenditures (including capitalized software)	7,685	8,094	(409)

Free cash flow	$9,188	$6,043	$3,145

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income in Other income and (expense), net. At June 30, 2010, our primary translation exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2010, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $97 million. The interest rates on our existing long-term debt obligations, with the exception of a three-year term loan, are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate (LIBOR). These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $373 million and $171 million at June 30, 2010 and December 31, 2009, respectively, and are included in Other assets and Long-term debt. As of June 30, 2010, the total notional amount of these interest rate swaps was $6.0 billion.

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of the net proceeds from a debt offering of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets and Other liabilities was approximately $34 million and $103 million, respectively, at June 30, 2010. The fair value of these swaps included in Other assets was approximately $315 million at December 31, 2009. During the three and six months ended June 30, 2010, a pretax loss of $239 million and $383 million, respectively, was recognized in Other comprehensive income, a portion of which was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain on the underlying debt obligations.

Other Factors That May Affect Future Results

Recent Developments

Telephone Access Lines Spin-off

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders and for Spinco to merge with Frontier Communications Corporation (Frontier) immediately following the spin-off pursuant to a definitive agreement with Frontier, with Frontier to be the surviving corporation.

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of Spinco to Verizon stockholders and the merger of Spinco with Frontier, resulting in Verizon stockholders collectively owning approximately 68 percent of Frontier’s equity which was outstanding immediately following the merger. Frontier issued approximately 678.5 million shares of Frontier common stock in the aggregate to Verizon stockholders in the merger, and Verizon stockholders received one share of Frontier common stock for every 4.165977 shares of Verizon common stock they owned as of June 7, 2010. Verizon stockholders have received cash in lieu of any fraction of a share of Frontier common stock to which they otherwise were entitled.

At the time of the spin-off and the merger, Spinco held defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. The transactions did not involve any assets or liabilities of Verizon Wireless. The merger resulted in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated annual revenues of approximately $4 billion for Verizon’s Wireline segment during 2009.

Pursuant to the terms of Verizon’s equity incentive plans, shortly following the closing of the spin-off and the merger, the number of outstanding and unvested restricted stock units (RSUs) and performance stock units (PSUs) held by current and former Verizon employees (including Verizon employees who became employees of Frontier in connection with the merger) was increased to reflect a number of additional units approximately equal to the cash value of the Frontier common stock that the holders of the RSUs and PSUs would have received with respect to hypothetical shares of Verizon common stock subject to awards under those plans. In addition, the exercise prices and number of shares of Verizon common stock underlying stock options to purchase shares of Verizon common stock previously granted to employees under equity incentive plans were adjusted pursuant to the terms of those plans to take into account the decrease in the value of Verizon common stock immediately following the spin-off and merger.

The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion. Verizon stockholders received $5.247 billion in Frontier common stock (based on the valuation formula contained in the merger agreement with Frontier) as described above, and Verizon received $3.333 billion in aggregate value, comprised of $3.083 billion in the form of a special cash payment from Spinco and $250 million in a reduction in Verizon’s consolidated indebtedness.

On April 12, 2010, Spinco completed a financing of $3.2 billion in principal amount of notes. The gross proceeds of the offering were deposited into an escrow account. Immediately prior to the spin-off on July 1, 2010, the funds in the escrow account representing the net cash proceeds from the offering were released to Spinco, and Spinco used substantially all of those proceeds to make the special cash payment to Verizon noted above.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the DOJ and the FCC to complete the acquisition of Alltel in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states. Total assets and total liabilities divested were $2.6 billion and $0.1 billion, respectively, principally comprised of network assets, wireless licenses and customer relationships that were included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the condensed consolidated balance sheet at December 31, 2009.

On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with ATN, pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, Verizon Wireless received the necessary regulatory approvals and completed both transactions.

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

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009, except as set forth below.

FCC Regulation

Broadband

The FCC has adopted a series of orders that recognize the competitive nature of the broadband market and impose lesser regulatory requirements on broadband services and facilities than apply to narrowband or traditional telephone services. With respect to facilities, the FCC has determined that certain unbundling requirements that apply to narrowband facilities of local exchange carriers do not apply to broadband facilities such as fiber to the premise loops and packet switches. With respect to services, the FCC previously has concluded that both wireline and wireless broadband Internet access services qualify as largely deregulated information services. Separately, certain of our wireline broadband services sold primarily to larger business customers were largely deregulated when our forbearance petition was deemed granted by operation of law. The latter relief has been upheld on appeal, but is subject to a continuing challenge before the FCC.

In June 2010, the FCC initiated a new inquiry to determine whether broadband services should be “reclassified” as common carrier services subject to the requirements of Title II of the Communications Act of 1934, as amended. The FCC also asked whether, if it reclassified broadband services, it should forbear from applying some but not all of the requirements of Title II. Any change in the current classification could have a significant adverse effect on our broadband business, restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our broadband networks.

State Regulation and Local Approvals

Telephone Operations

State public utility commissions regulate our telephone operations with respect to certain telecommunications intrastate rates and services and other matters. Our competitive local exchange carrier and long distance operations are generally classified as nondominant and lightly regulated the same as other similarly situated carriers. Our incumbent local exchange operations are generally classified as dominant. These latter operations (California, Connecticut, Delaware, the District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Texas and Virginia) are subject to various levels of pricing flexibility, deregulation, detariffing, and service quality standards. None of the states are subject to earnings regulation.

Video

Companies that provide cable service over a cable system are typically subject to state and/or local cable television rules and regulations. As noted above, cable operators generally must obtain a local cable franchise from each local unit of government prior to providing cable service in that local area. Some states have enacted legislation that enables cable operators to apply for, and obtain, a single cable franchise at the state, rather than local, level. To date, Verizon has applied for and received state-issued franchises in California, Florida, New Jersey, Texas and the unincorporated areas of Delaware. We also have obtained authorization from the state commission in Rhode Island to provide cable service in certain areas in that state, have obtained required state commission approvals for our local franchises in New York, and will need to obtain additional state commission approvals in these states to provide cable service in additional areas. Virginia law provides us the option of entering a given franchise area using state standards if local franchise negotiations are unsuccessful.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report and those disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

•	our ability to complete acquisitions and dispositions;

•	our ability to successfully integrate Alltel Corporation into Verizon Wireless’ business and achieve anticipated benefits of the acquisition; and

•	the inability to implement our business strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in the registrant’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended March  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2010. At June 30, 2010, the maximum number of shares that may be purchased by Verizon or any “affiliated purchaser” of Verizon, as defined by Rule 10b-18(a)(3) under the Exchange Act, under our share buyback program was 60,015,938.

Item 6. Exhibits

Exhibit Number	Description

10a	Cellco Partnership Amended and Restated Partnership Agreement among the Bell Atlantic Group and the Vodafone Group, dated as of April 3, 2000 (filed August 24, 2000 as Exhibit 10.3 to the Verizon Wireless Inc. Registration Statement on Form S-1 (No. 333-44394) and incorporated herein by reference).

10b	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 10, 2000 (filed July 10, 2002 as Exhibit 3.3.1 to Cellco Partnership’s Registration Statement on Form S-4 (No. 333-92214) and incorporated herein by reference).

10c	Amendment to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 24, 2003 (filed as Exhibit 3.3.2 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 333-92214) and incorporated herein by reference).

10d	Amendment No. 3 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of February 6, 2004 (filed as Exhibit 3.3.3 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (No. 333-92214) and incorporated herein by reference).

10e	Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010 (filed as Exhibit 3.1 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 333-92214) and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: July 29, 2010	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Cellco Partnership Amended and Restated Partnership Agreement among the Bell Atlantic Group and the Vodafone Group, dated as of April 3, 2000 (filed August 24, 2000 as Exhibit 10.3 to the Verizon Wireless Inc. Registration Statement on Form S-1 (No. 333-44394) and incorporated herein by reference).

10b	Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 10, 2000 (filed July 10, 2002 as Exhibit 3.3.1 to Cellco Partnership’s Registration Statement on Form S-4 (No. 333-92214) and incorporated herein by reference).

10c	Amendment to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 24, 2003 (filed as Exhibit 3.3.2 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 333-92214) and incorporated herein by reference).

10d	Amendment No. 3 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of February 6, 2004 (filed as Exhibit 3.3.3 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (No. 333-92214) and incorporated herein by reference).

10e	Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010 (filed as Exhibit 3.1 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 333-92214) and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.