Form 10-Q
period 2010-09-30
VERIZON COMMUNICATIONS INC
filed 2010-10-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

At September 30, 2010, 2,826,782,631 shares of the registrant’s common stock were outstanding, after deducting 140,827,488 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2010	2009	2010	2009

Operating Revenues	$26,484	$27,265	$80,170	$80,717

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,250	10,996	34,206	31,785
Selling, general and administrative expense	7,465	8,111	23,508	23,543
Depreciation and amortization expense	4,022	4,172	12,319	12,291

Total Operating Expenses	22,737	23,279	70,033	67,619

Operating Income	3,747	3,986	10,137	13,098
Equity in earnings of unconsolidated businesses	141	166	395	422
Other income and (expense), net	(50)	13	12	77
Interest expense	(597)	(704)	(1,956)	(2,416)

Income Before Provision For Income Taxes	3,241	3,461	8,588	11,181
Provision for income taxes	(321)	(574)	(1,837)	(1,924)

Net Income	$2,920	$2,887	$6,751	$9,257

Net income attributable to noncontrolling interest	$2,039	$1,711	$5,659	$4,953
Net income attributable to Verizon	881	1,176	1,092	4,304

Net Income	$2,920	$2,887	$6,751	$9,257

Basic Earnings Per Common Share
Net income attributable to Verizon	$.31	$.41	$.39	$1.51
Weighted-average shares outstanding (in millions)	2,829	2,841	2,830	2,841

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.31	$.41	$.39	$1.51
Weighted-average shares outstanding (in millions)	2,830	2,841	2,833	2,841

Dividends declared per common share	$.4875	$.4750	$1.4375	$1.3950

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2010	At December 31, 2009

Assets
Current assets
Cash and cash equivalents	$5,394	$2,009
Short-term investments	581	490
Accounts receivable, net of allowances of $881 and $976	11,973	12,573
Inventories	1,010	1,426
Prepaid expenses and other	2,383	5,247

Total current assets	21,341	21,745

Plant, property and equipment	217,859	229,381
Less accumulated depreciation	130,429	137,052

	87,430	92,329

Investments in unconsolidated businesses	3,832	3,535
Wireless licenses	72,719	72,067
Goodwill	21,933	22,472
Other intangible assets, net	5,915	6,764
Other assets	7,682	8,339

Total assets	$220,852	$227,251

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,810	$7,205
Accounts payable and accrued liabilities	16,092	15,223
Other	6,865	6,708

Total current liabilities	28,767	29,136

Long-term debt	47,360	55,051
Employee benefit obligations	31,915	32,622
Deferred income taxes	21,772	19,310
Other liabilities	6,414	6,765

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,921	40,108
Reinvested earnings	14,621	17,592
Accumulated other comprehensive loss	(9,835)	(11,479)
Common stock in treasury, at cost	(5,276)	(5,000)
Deferred compensation – employee stock ownership plans and other	189	88
Noncontrolling interest	46,707	42,761

Total equity	84,624	84,367

Total liabilities and equity	$220,852	$227,251

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2010	2009

Cash Flows from Operating Activities
Net Income	$6,751	$9,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,319	12,291
Employee retirement benefits	3,909	2,533
Deferred income taxes	2,332	2,672
Provision for uncollectible accounts	922	917
Equity in earnings of unconsolidated businesses, net of dividends received	82	21
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	640	(2,337)
Other, net	(1,742)	(2,236)

Net cash provided by operating activities	25,213	23,118

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,843)	(12,450)
Acquisitions of licenses, investments and businesses, net of cash acquired	(1,027)	(5,627)
Proceeds from dispositions	2,594	–
Net change in short-term investments	(34)	78
Other, net	151	51

Net cash used in investing activities	(10,159)	(17,948)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	12,040
Repayments of long-term borrowings and capital lease obligations	(7,941)	(18,966)
Decrease in short-term obligations, excluding current maturities	(1,097)	(1,454)
Dividends paid	(4,034)	(3,920)
Proceeds from access line spin-off	3,083	–
Other, net	(1,680)	(1,436)

Net cash used in financing activities	(11,669)	(13,736)

Increase (decrease) in cash and cash equivalents	3,385	(8,566)
Cash and cash equivalents, beginning of period	2,009	9,782

Cash and cash equivalents, end of period	$5,394	$1,216

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

During the second quarter of 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter, which reduced Net income (loss) attributable to Verizon by $92 million.

Recently Adopted Accounting Standards

In January 2010, we adopted the accounting standard update regarding consolidation accounting for variable interest entities. This standard update requires an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. The adoption of this standard update did not have a material impact on our condensed consolidated financial statements.

In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this standard update did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. We will adopt this standard update during the fourth quarter of 2010. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

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

Earnings Per Common Share

There were a total of approximately 2 million stock options and restricted stock units outstanding included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2010. There were no dilutive stock options outstanding included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2009. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 59 million weighted-average shares and 78 million weighted-average shares for the three and nine months ended September 30, 2010, respectively, and approximately 111 million weighted-average shares and 115 million weighted-average shares for the three and nine months ended September 30, 2009, respectively.

2.	Dispositions and Other

Telephone Access Line Spin-off

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders and for Spinco to merge with Frontier Communications Corporation (Frontier) immediately following the spin-off pursuant to a definitive agreement with Frontier, with Frontier to be the surviving corporation.

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of Spinco to Verizon stockholders and the merger of Spinco with Frontier, resulting in Verizon stockholders collectively owning approximately 68 percent of Frontier’s equity which was outstanding immediately following the merger. Frontier issued approximately 678.5 million shares of Frontier common stock in the aggregate to Verizon stockholders in the merger, and Verizon stockholders received one share of Frontier common stock for every 4.165977 shares of Verizon common stock they owned as of June 7, 2010. Verizon stockholders received cash in lieu of any fraction of a share of Frontier common stock to which they otherwise were entitled.

At the time of the spin-off and the merger, Spinco held defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. The transactions did not involve any assets or liabilities of Verizon Wireless. The merger resulted in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated revenues of approximately $4 billion for Verizon's Wireline segment during 2009 and approximately $1.7 billion of revenue for Verizon’s Wireline segment during the six months ended
June 30, 2010.

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

The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion. Verizon stockholders received $5.247 billion in Frontier common stock (based on the valuation formula contained in the merger agreement with Frontier) as described above, and Verizon received $3.333 billion in aggregate value, comprised of $3.083 billion in the form of a special cash payment from Spinco and $250 million in a reduction in Verizon’s consolidated indebtedness. During July 2010, Verizon used the proceeds from the special cash payment to reduce its consolidated indebtedness (see Note 4). The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 include the operations acquired by Frontier prior to the completion of the spin-off on July 1, 2010. The spin-off decreased Total equity and Goodwill by approximately $1.9 billion and $0.6 billion, respectively, including a reduction in Accumulated other comprehensive loss of approximately $0.2 billion related to defined benefit pension and postretirement benefit plans.

On April 12, 2010, Spinco completed a financing of $3.2 billion in principal amount of notes. The gross proceeds of the offering were deposited into an escrow account. Immediately prior to the spin-off on July 1, 2010, the funds in the escrow account representing the net cash proceeds from the offering were released to Verizon. These proceeds are reflected in the condensed consolidated statement of cash flows as Proceeds from access line spin-off.

During the three and nine months ended September 30, 2010, we recorded charges of $123 million and $463 million, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier. Also included in these charges are fees related to early extinguishment of debt, as well as professional advisory and legal fees incurred in connection with the Frontier transaction.

During the three and nine months ended September 30, 2009, we recorded charges of $62 million primarily for costs incurred related to network, non-network software and other activities to enable the divested markets to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier, as well as professional advisory and legal fees incurred in connection with this transaction.

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

Other

On August 23, 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $235 million. These assets were acquired to enhance Verizon Wireless’ network coverage in these operating markets. The preliminary purchase price allocation primarily resulted in $106 million of wireless licenses and $76 million in goodwill.

Merger Integration and Acquisition Related Charges

During the three and nine months ended September 30, 2010, we recorded merger integration charges of $159 million and $451 million, respectively, related to the Alltel acquisition. These charges primarily related to handset conversions, trade name amortization and the decommissioning of overlapping cell sites.

During the three and nine months ended September 30, 2009, we recorded merger integration and acquisition charges of $277 million and $961 million, respectively. These charges primarily related to the Alltel acquisition and were comprised of trade name amortization, re-branding initiatives and handset conversions. The charges during the nine months ended September 30, 2009 were also comprised of transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2010	$72,067
Wireless licenses acquired (Note 2)	106
Capitalized interest on wireless licenses	538
Reclassifications, adjustments and other	8

Balance at September 30, 2010	$72,719

As of September 30, 2010 and December 31, 2009, $12.2 billion of wireless licenses were under development for commercial service for which we are capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at January 1, 2010	$17,738	$4,734	$22,472
Acquisitions (Note 2)	76	–	76
Divestitures (Note 2)	–	(614)	(614)
Reclassifications, adjustments and other	–	(1)	(1)

Balance at September 30, 2010	$17,814	$4,119	$21,933

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At September 30, 2010			At December 31, 2009

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$3,146	$(1,417)	$1,729	$3,134	$(1,012)	$2,122
Non-network internal-use software (2 to 7 years)	8,141	(4,391)	3,750	8,455	(4,346)	4,109
Other (2 to 25 years)	878	(442)	436	865	(332)	533

Total	$12,165	$(6,250)	$5,915	$12,454	$(5,690)	$6,764

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2010	$446	$1,365
2009	496	1,469

Estimated annual amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
2010	$1,830
2011	1,576
2012	1,259
2013	1,027
2014	669

4.	Debt

Changes to debt during the nine months ended September 30, 2010 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2010	$7,205	$55,051	$62,256
Repayments of long-term borrowings and capital leases obligations	(5,923)	(2,018)	(7,941)
Decrease in short-term obligations, excluding current maturities	(1,097)	–	(1,097)
Reclassifications of long-term debt	5,500	(5,500)	–
Other	125	(173)	(48)

Balance at September 30, 2010	$5,810	$47,360	$53,170

During the nine months ended September 30, 2010, $0.3 billion of 6.125% Verizon New York Inc. debentures, $0.2 billion of 6.375% Verizon North Inc. debentures and $0.2 billion of 6.30% Verizon Northwest Inc. debentures matured and were repaid.

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

Verizon Wireless

On June 28, 2010, Verizon Wireless exercised its right to redeem the outstanding $1.0 billion of aggregate floating rate notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. In addition, during the nine months ended September 30, 2010, Verizon Wireless repaid $4.0 billion of borrowings that were outstanding under a three-year term loan facility. No borrowings remain outstanding under this facility as of September 30, 2010 and this facility has been cancelled.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of September 30, 2010, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

On April 14, 2010, we terminated all commitments under our previous $5.3 billion 364-day credit facility with a syndicate of lenders and entered into a new $6.2 billion three-year credit facility with a group of major financial institutions. As of September 30, 2010, the unused borrowing capacity under the three-year credit facility was approximately $6.1 billion.

5.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$243	$–	$–	$243
Fixed income securities	19	319	–	338
Investments in unconsolidated businesses:
Equity and other securities	465	–	–	465
Other Assets:
Fixed income securities	–	743	–	743
Derivative contracts:
Interest rate swaps	–	465	–	465
Cross currency swaps	–	139	–	139

Total	$727	$1,666	$–	$2,393

(1) quoted prices in active markets for identical assets or liabilities

(2) observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) no observable pricing inputs in the market

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2010.

Fair Value of Short-term and Long-term Debt

The fair value of our short-term and long-term debt, excluding capital leases, is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates. The fair value of our short-term and long-term debt, excluding capital leases, was as follows:

	At September 30, 2010		At December 31, 2009
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$52,815	$61,193	$61,859	$67,359

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate and commodity swap agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $465 million and $171 million at September 30, 2010 and December 31, 2009, respectively, and are primarily included in Other assets and Long-term debt. As of September 30, 2010, the total notional amount of these interest rate swaps was $6.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, beginning in late September 2010 through October 25, 2010, we entered into forward interest rate swaps with a total notional value of $1,250 million. We have designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets was approximately $139 million and $315 million at September 30, 2010 and December 31, 2009, respectively. During the three and nine months ended September 30, 2010, a pretax gain of $207 million and a pretax loss of $176 million, respectively, was recognized in Other comprehensive income, a portion of which was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

Prepaid Forward Agreements

During the first quarter of 2009, we entered into a privately negotiated prepaid forward agreement for 14 million shares of Verizon common stock at a cost of approximately $390 million. We terminated the prepaid forward agreement with respect to 5 million of the shares during the fourth quarter of 2009 and 9 million of the shares during the first quarter of 2010, which resulted in the delivery of those shares to Verizon upon termination.

6.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

The 2009 Verizon Communications Inc. Long-Term Incentive Plan (the Plan) permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. The maximum number of shares available for awards from the Plan is 119.6 million shares.

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

The following table summarizes Verizon’s Restricted Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	19,443	$35.50
Granted	8,073	29.81
Payments	(6,752)	38.00
Cancelled/Forfeited	(104)	32.15

Outstanding, September 30, 2010	20,660	32.47

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

The following table summarizes Verizon’s Performance Stock Unit activity:

(shares in thousands)	Performance Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	29,895	$35.52
Granted	16,774	31.75
Payments	(14,364)	38.00
Cancelled/Forfeited	(230)	34.07

Outstanding, September 30, 2010	32,075	32.45

As of September 30, 2010, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $391 million and is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	107,765	$44.52
Exercised	(2)	30.04
Cancelled/Forfeited	(49,032)	44.85

Outstanding, September 30, 2010	58,731	44.24

All stock options outstanding at September 30, 2010 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of September 30, 2010, all VARs were fully vested.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	16,591	$16.54
Exercised	(4,456)	25.48
Cancelled/Forfeited	(51)	21.84

Outstanding, September 30, 2010	12,084	13.22

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on the Company’s share of the cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended September 30,	2010	2009	2010	2009

Service cost	$86	$96	$75	$78
Interest cost	447	481	406	441
Expected return on plan assets	(642)	(734)	(75)	(76)
Amortization of prior service cost	26	28	94	101
Actuarial loss, net	57	28	44	60

Net periodic benefit (income) cost	(26)	(101)	544	604
Settlement loss	873	610	–	–

Total	$847	$509	$544	$604

(dollars in millions)	Pension		Health Care and Life

Nine Months Ended September 30,	2010	2009	2010	2009

Service cost	$268	$288	$231	$234
Interest cost	1,353	1,443	1,230	1,324
Expected return on plan assets	(1,948)	(2,203)	(227)	(227)
Amortization of prior service cost	82	84	282	301
Actuarial loss, net	177	84	132	179

Net periodic benefit (income) cost	(68)	(304)	1,648	1,811
Termination benefits	681	–	–	–
Settlement loss	1,089	1,026	–	–
Curtailment loss and other, net	173	–	386	–

Subtotal	1,943	1,026	386	–

Total	$1,875	$722	$2,034	$1,811

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2010, we recorded severance, pension and benefits charges of $873 million and $3,323 million, respectively. The charges during the three and nine months ended September 30, 2010, included non-cash pension settlement losses of $873 million and $1,089 million, respectively, related to employees who received lump-sum distributions, primarily resulting from our previously announced separation plans.

In April 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, during the nine months ended September 30, 2010, we recorded severance, pension and benefits charges associated with the approximately 11,000 union-represented employees who volunteered for the incentive offer. These charges included $994 million for severance, $681 million for special termination benefits, as well as $173 million for pension curtailment losses and $386 million for postretirement curtailment losses that were due to the workforce reductions which caused the elimination of a significant amount of future service.

During the three and nine months ended September 30, 2009, we recorded non-cash pension settlement losses of $610 million and $1,026 million, respectively, related to employees who received lump-sum distributions primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

Severance Payments

During the three and nine months ended September 30, 2010, we paid severance benefits of $710 million and $972 million, respectively. At September 30, 2010, we had a remaining severance liability of $1,708 million, a portion of which includes future contractual payments to employees separated as of September 30, 2010.

Employer Contributions

During the three months ended September 30, 2010, we contributed $2 million to our qualified pension trusts, $24 million to our nonqualified pension plans and $288 million to our other postretirement benefit plans. During the nine months ended September 30, 2010, we contributed $3 million to our qualified pension trusts, $95 million to our nonqualified pension plans and $1,058 million to our other postretirement benefit plans. The anticipated qualified pension trust contributions for 2010 disclosed in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2009 have not changed. Our estimate of the amount and timing of required qualified pension trust contributions for 2010 is based on current proposed Internal Revenue Service regulations under the Pension Protection Act of 2006.

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

8.	Equity and Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Nine Months Ended September 30, 2010

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity

Balance at beginning of period	$41,606	$42,761	$84,367
Spin-off of local exchange businesses and related landline activities (Note 2)	236	–	236

Adjusted balance at beginning of period	41,842	42,761	84,603

Net income	1,092	5,659	6,751
Other comprehensive income (loss)	1,408	(31)	1,377

Comprehensive income	2,500	5,628	8,128

Contributed capital	(2,187)	–	(2,187)
Dividends declared	(4,063)	–	(4,063)
Common stock in treasury (Note 5)	(276)	–	(276)
Distributions and other	101	(1,682)	(1,581)

Balance at end of period	$37,917	$46,707	$84,624

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc.’s 45% ownership interest in our Verizon Wireless joint venture. The change in Contributed capital during the nine months ended September 30, 2010 reflects the spin-off of Spinco (see Note 2).

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Net Income	$2,920	$2,887	$6,751	$9,257
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	350	134	(101)	164
Net unrealized gain (loss) on cash flow hedges	–	(5)	(22)	80
Unrealized gain on marketable securities	53	65	34	89
Defined benefit pension and postretirement plans	666	490	1,497	981

Other comprehensive income attributable to Verizon	1,069	684	1,408	1,314
Other comprehensive income (loss) attributable to noncontrolling interest	1	(7)	(31)	75

Total Comprehensive Income	$3,990	$3,564	$8,128	$10,646

Comprehensive income attributable to noncontrolling interest	$2,040	$1,704	$5,628	$5,028
Comprehensive income attributable to Verizon	1,950	1,860	2,500	5,618

Total Comprehensive Income	$3,990	$3,564	$8,128	$10,646

Other comprehensive income (loss) attributable to noncontrolling interest primarily reflects activity related to the cross currency swaps (see Note 5).

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three and nine months ended September 30, 2010 was primarily driven by the devaluation of the Euro versus the U.S. dollar.

Unrealized Gain on Marketable Securities

Gross unrealized gains and losses on marketable securities for the three and nine months ended September 30, 2010 were not significant.

Defined Benefit Pension and Postretirement Plans

The change in Defined benefit pension and postretirement plans for the three and nine months ended September 30, 2010 was attributable to pension settlement losses and the amortization of prior service cost and actuarial losses. The change was also impacted by the curtailment losses and termination benefits associated with the voluntary incentive program for union-represented employees recorded in the second quarter of 2010 (see Note 7). We also recorded a reduction to the beginning balance of Accumulated other comprehensive loss of $0.2 billion in connection with the spin-off of Spinco (see Note 2).

The components of Accumulated other comprehensive loss were as follows:

(dollars in millions)	At September 30, 2010	At December 31, 2009
Foreign currency translation adjustments	$913	$1,014
Net unrealized gain on cash flow hedges	15	37
Unrealized gain on marketable securities	84	50
Defined benefit pension and postretirement plans	(10,847)	(12,580)

Accumulated Other Comprehensive Loss	$(9,835)	$(11,479)

9.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing, as well as divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results, as these items are included in the chief operating decision maker’s assessment of segment performance.

In order to comply with regulatory conditions related to the acquisition of Alltel in January 2009, Verizon Wireless divested overlapping properties in 105 operating markets in 24 states during the first half of 2010. In addition, on July 1, 2010, certain of Verizon’s local exchange and related landline assets in 14 states were spun off (see Note 2). Accordingly, Domestic Wireless and Wireline results from these operations have been reclassified to Corporate and Other to reflect comparable segment operating results.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
External Operating Revenues
Domestic Wireless
Service revenue	$14,149	$13,152	$41,412	$38,858
Equipment and other	2,077	2,177	5,806	6,168

Total Domestic Wireless	16,226	15,329	47,218	45,026

Wireline
Mass Markets	4,070	4,047	12,164	12,064
Global Enterprise	3,927	3,958	11,705	11,753
Global Wholesale	1,774	2,008	5,457	5,982
Other	202	338	641	1,128

Total Wireline	9,973	10,351	29,967	30,927

Total segments	26,199	25,680	77,185	75,953
Corporate, eliminations and other	285	1,585	2,985	4,764

Total consolidated – reported	$26,484	$27,265	$80,170	$80,717

Intersegment Revenues
Domestic Wireless	$24	$2	$41	$24
Wireline	313	316	971	943

Total segments	337	318	1,012	967
Corporate, eliminations and other	(337)	(318)	(1,012)	(967)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Wireless	$16,250	$15,331	$47,259	$45,050
Wireline	10,286	10,667	30,938	31,870

Total segments	26,536	25,998	78,197	76,920
Corporate, eliminations and other	(52)	1,267	1,973	3,797

Total consolidated – reported	$26,484	$27,265	$80,170	$80,717

Operating Income
Domestic Wireless	$4,854	$4,245	$13,870	$12,556
Wireline	19	191	(3)	884

Total segments	4,873	4,436	13,867	13,440
Reconciling items	(1,126)	(450)	(3,730)	(342)

Total consolidated – reported	$3,747	$3,986	$10,137	$13,098

(dollars in millions)	At September 30, 2010		At December 31, 2009
Assets
Domestic Wireless		$135,167		$135,162
Wireline		86,981		91,778

Total segments		222,148		226,940
Reconciling items		(1,296)		311

Total consolidated – reported		$220,852		$227,251

A reconciliation of the total of the reportable segments’ operating revenues to consolidated Operating revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Total segment operating revenues	$26,199	$25,680	$77,185	$75,953
Deferred revenue adjustment (Note 1)	–	22	(235)	51
Impact of divested operations (Note 2)	–	1,331	2,407	4,009
Corporate and other	285	232	813	704

Total consolidated operating revenues	$26,484	$27,265	$80,170	$80,717

A reconciliation of the total of the reportable segments’ operating income to consolidated Income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Total segment operating income	$4,873	$4,436	$13,867	$13,440
Severance, pension and benefit charges (Note 7)	(873)	(610)	(3,323)	(1,026)
Impact of divested operations (Note 2)	–	460	755	1,404
Deferred revenue adjustment (Note 1)	–	22	(235)	51
Merger integration and acquisition related charges (Note 2)	(159)	(277)	(451)	(704)
Access line spin-off related charges (Note 2)	(67)	(62)	(407)	(62)
Corporate and other	(27)	17	(69)	(5)

Total consolidated operating income	3,747	3,986	10,137	13,098

Equity in earnings of unconsolidated businesses	141	166	395	422
Other income and (expense), net	(50)	13	12	77
Interest expense	(597)	(704)	(1,956)	(2,416)

Income Before Provision For Income Taxes	$3,241	$3,461	$8,588	$11,181

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2010 and 2009.

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

In connection with the execution of agreements for the sales of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as indemnity from certain financial losses. From time to time, counterparties may make claims under these provisions, and Verizon will seek to defend against those claims and resolve them in the ordinary course of business.

Subsequent to the sale of Verizon Information Services Canada in 2004, we continue to provide a guarantee to publish directories, which was issued when the directory business was purchased in 2001 and had a 30-year term (before extensions). The preexisting guarantee continues, without modification, despite the subsequent sale of Verizon Information Services Canada and the spin-off of our domestic print and Internet yellow pages directories business. The possible financial impact of the guarantee, which is not expected to be adverse, cannot be reasonably estimated as a variety of the potential outcomes available under the guarantee result in costs and revenues or benefits that may offset each other. In addition, performance under the guarantee is not likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly diverse workforce of approximately 195,100 employees as of September 30, 2010.

In the sections that follow, we provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and discuss our results of operations, financial position and sources and uses of cash. In addition, we highlight key trends and uncertainties to the extent practicable. We also monitor several key economic indicators as well as the state of the economy in general primarily in the U.S. where the majority of our operations are located for purposes of evaluating our operating results and assessing the potential impacts of these factors on our businesses. While most key economic indicators, including gross domestic product, affect our operations to some degree, we historically have noted higher correlations to non-farm employment, personal consumption expenditures and capital spending, as well as more general economic indicators such as inflationary or recessionary trends and housing starts.

On May 13, 2009, we announced plans to spin off a newly formed subsidiary of Verizon (Spinco) to our stockholders and for Spinco to merge with Frontier Communications Corporation (Frontier) immediately following the spin-off pursuant to a definitive agreement with Frontier, with Frontier to be the surviving corporation. On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of Spinco to Verizon stockholders and the merger of Spinco with Frontier, resulting in Verizon stockholders collectively owning approximately 68 percent of Frontier’s equity which was outstanding immediately following the merger. Frontier issued approximately 678.5 million shares of Frontier common stock in the aggregate to Verizon stockholders in the merger, and Verizon stockholders received one share of Frontier common stock for every 4.165977 shares of Verizon common stock they owned as of June 7, 2010. Verizon stockholders received cash in lieu of any fraction of a share of Frontier common stock to which they otherwise were entitled. At the time of the spin-off and the merger, Spinco held defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. The merger resulted in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated revenues of approximately $4 billion for Verizon’s Wireline segment during 2009 and approximately $1.7 billion of revenue for Verizon’s Wireline segment during the six months ended June 30, 2010.

As a condition of the regulatory approvals by the Department of Justice (DOJ) and the Federal Communications Commission (FCC) to complete the acquisition of Alltel Corporation (Alltel) in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility LLC (AT&T Mobility), a subsidiary of AT&T Inc. (AT&T), pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $200 million in cash. During the second quarter of 2010, Verizon Wireless received the necessary regulatory approvals and completed both transactions. As a result of these transactions, the Verizon Wireless customer base was reduced by approximately 2.1 million customers, partially offset by certain adjustments.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended September 30, 2010, consolidated revenue decreased 2.9% compared to the similar period in 2009 primarily due to the sale of divested operations as well as lower revenue in the Wireline segment resulting from switched access line losses and decreased minutes of use (MOUs), partially offset by higher revenues in our growth markets. We continue developing and marketing innovative product bundles to include local, long distance, wireless, broadband data and video services for consumer, business and government customers. We anticipate that these efforts will help counter the effects of competition and technology substitution that have resulted in access line losses, and will enable us to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the U.S. As the demand for wireless data services grows, we continue to expand our offerings of data services and devices with advanced capabilities for both consumer and business customers and increase our data revenues. On October 6, 2010, we announced that we will launch our 4G Long-Term Evolution technology (LTE) network in 38 major metropolitan areas and in more than 60 commercial airports by the end of 2010. In our wireline business, our goal is to become the leading broadband provider in every market in which we operate. We are focused on providing the highest network reliability and innovative products and services. During the nine months ended September 30, 2010, we invested $11.8 billion in capital expenditures.

In Domestic Wireless:

•	as of September 30, 2010 as compared to September 30, 2009, total customers increased 7.1% to 93.2 million; and

•	during the three months ended September 30, 2010 as compared to the similar period in 2009, total data average revenue per customer per month (ARPU) increased by 17.6% to $18.20.

During the three months ended September 30, 2010, in Wireline:

•	we added 61,000 net wireline broadband connections, including 226,000 net new FiOS Internet subscribers,

for a total of 8.3 million connections, including 3.9 million FiOS Internet subscribers;

•	we added 204,000 net new FiOS TV subscribers, for a total of 3.3 million FiOS TV subscribers; and

•	total broadband and video revenues were approximately $1.8 billion.

As of September 30, 2010, we passed 15.4 million premises with our high-capacity fiber optics network operated under the FiOS service mark. With FiOS, we have created the opportunity to increase revenue per customer as well as improve Wireline profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

We are also focused on gaining market share in our enterprise business through the deployment of strategic enterprise service offerings, including expansion of our Voice over Internet Protocol (VoIP) and international Ethernet capabilities, the introduction of video and web-based conferencing capabilities, and enhancements to our virtual private network portfolio. During the three months ended September 30, 2010, revenues from strategic enterprise services grew 6.9% compared to the similar period in 2009.

Profitability Improvement – Our goal is to increase operating income and margins. Strong wireless data and FiOS revenue growth continue to positively impact operating results. In addition, while revenues in the business market continue to be affected by macro-economic pressures, we are seeing some signs of stability. A sustained economic recovery should positively impact our revenue performance in future quarters. However, we remain focused on cost controls with the objective of driving efficiencies to offset business volume declines, as we expect the pressures of the economy to continue throughout the remainder of 2010.

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

Trends

Information related to trends affecting our business was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. While we experienced significant growth in our wireless reseller customer base during the first half of 2010, the number of net reseller customer additions in the third quarter was comparatively lower than the first half of the year on a quarterly basis. We cannot predict at this time whether this third quarter trend will continue through the end of the year. There have been no other significant changes to previously discussed trends.

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

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing, as well as divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists readers in better understanding our results of operations and trends from period to period.

The following discussion includes the results of operations of the Alltel Divestiture Markets through the date the divestitures were completed as well as the operations acquired by Frontier, which we owned through June 30, 2010 (see “Recent Developments”).

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Domestic Wireless
Service revenue	$14,168	$13,149	7.7	$41,436	$38,863	6.6
Equipment and other	2,082	2,182	(4.6)	5,823	6,187	(5.9)

Total	16,250	15,331	6.0	47,259	45,050	4.9
Wireline
Mass Markets	4,073	4,047	0.6	12,171	12,068	0.9
Global Enterprise	3,926	3,958	(0.8)	11,705	11,754	(0.4)
Global Wholesale	2,072	2,307	(10.2)	6,382	6,867	(7.1)
Other	215	355	(39.4)	680	1,181	(42.4)

Total	10,286	10,667	(3.6)	30,938	31,870	(2.9)
Corporate, eliminations and other	(52)	1,267	nm	1,973	3,797	(48.0)

Consolidated Revenues	$26,484	$27,265	(2.9)	$80,170	$80,717	(0.7)

nm – not meaningful

Consolidated revenues decreased by $781 million, or 2.9%, during the three months ended September 30, 2010, and $547 million or 0.7%, for the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to the sale of divested operations and declines in revenues at our Wireline segment resulting from switched access line losses and decreased MOUs in traditional voice products, partially offset by higher revenues in our growth markets.

Corporate, eliminations and other during the second quarter of 2010 included a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As the amounts involved were not material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter of 2010 (see “Other Items”). In addition, the results of operations related to the divestitures included in Corporate, eliminations and other are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Impact of Divested Operations
Operating revenues	$–	$1,331	$2,407	$4,009
Cost of services and sales	–	311	574	967
Selling, general and administrative expense	–	333	665	973
Depreciation and amortization expense	–	227	413	665

Domestic Wireless’ revenues increased by $919 million, or 6.0%, during the three months ended September 30, 2010 and $2,209 million, or 4.9%, for the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to growth in service revenue. Service revenue increased by $1,019 million, or 7.7%, during the three months ended September 30, 2010 and $2,573 million, or 6.6%, for the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to a 6.2 million, or 7.1%, increase in total customers since October 1, 2009, as well as continued growth in our data ARPU, partially offset by a decline in voice ARPU.

Total wireless data revenue was $5,062 million and accounted for 35.7% of service revenue during the three months ended September 30, 2010, compared to $4,007 million and 30.5% during the similar period in 2009. Total wireless data revenue was $14,282 million and accounted for 34.5% of service revenue during the nine months ended September 30, 2010 compared to $11,366 million and 29.2% during the similar period in 2009. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting in part from increased sales of smartphone and other data-capable devices. Voice revenue decreased primarily due to the impact of changes in our customer mix as well as the ongoing impact of customers seeking to optimize the value of our voice minute bundles, partially offset by an increase in the number of customers.

Equipment and other revenue decreased by $100 million, or 4.6%, during the three months ended September 30, 2010 and $364 million, or 5.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 due to declines in gross retail customer additions. The decrease in Equipment and other revenue during the three months ended September 30, 2010 was also impacted by lower revenue from cost recovery surcharges as a result of a decrease in our cost recovery rate.

Wireline’s revenues decreased by $381 million, or 3.6%, during the three months ended September 30, 2010 and $932 million, or 2.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily driven by switched access line losses and decreased MOUs in traditional voice products. Mass Markets revenues increased by $26 million, or 0.6%, during the three months ended September 30, 2010 and $103 million, or 0.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to the expansion of consumer and business FiOS services (Voice, Internet and TV), which are typically sold in bundles, partially offset by the decline of local exchange revenues principally as a result of a decline in switched access lines.

Global Enterprise revenues decreased by $32 million, or 0.8%, during the three months ended September 30, 2010 compared to the similar period in 2009 primarily due to lower local services and traditional circuit-based revenues, partially offset by higher customer premises equipment revenue. Global Enterprise revenues decreased $49 million, or 0.4%, during the nine months ended September 30, 2010 compared to the similar period in 2009 primarily due to lower long distance and traditional circuit-based data revenues, partially offset by higher customer premises equipment and strategic networking revenue. Global Wholesale revenues decreased by $235 million, or 10.2%, during the three months ended September 30, 2010 and $485 million, or 7.1%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to decreased MOUs in traditional voice products, increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression in the marketplace. Other revenue decreased by $140 million, or 39.4%, during the three months ended September 30, 2010 and $501 million, or 42.4%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to reduced business volumes, including former MCI mass markets customer losses.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of services and sales	$11,250	$10,996	2.3	$34,206	$31,785	7.6
Selling, general and administrative expense	7,465	8,111	(8.0)	23,508	23,543	(0.1)
Depreciation and amortization expense	4,022	4,172	(3.6)	12,319	12,291	0.2

Consolidated Operating Expenses	$22,737	$23,279	(2.3)	$70,033	$67,619	3.6

Consolidated operating expenses decreased by $542 million, or 2.3%, during the three months ended September 30, 2010 and increased $2,414 million or 3.6% during the nine months ended September 30, 2010 compared to the similar periods in 2009. Consolidated operating expenses during the three and nine months ended September 30, 2010 were primarily impacted by higher severance, pension and benefit charges as well as higher operating expenses at Domestic Wireless. Consolidated operating expenses during the three and nine months ended September 30, 2010 were favorably impacted primarily by the sale of divested operations and cost reduction initiatives at Wireline.

Cost of Services and Sales

Cost of services and sales increased by $254 million, or 2.3%, during the three months ended September 30, 2010 and $2,421 million, or 7.6%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to severance, pension and benefit charges recorded during the three and nine months ended September 30, 2010 and other non-operational charges noted in the table below. Also contributing to the increases were higher content costs, partially offset by the sale of the divested operations, lower headcount and productivity improvements at our Wireline segment. The nine months ended September 30, 2010 were also impacted by higher customer premise equipment costs. Wireless network costs also increased as a result of an increase in local interconnection cost and increases in roaming costs.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $646 million, or 8.0%, during the three months ended September 30, 2010 and $35 million, or 0.1%, during the nine months ended September 30, 2010 compared to the similar periods in 2009. These decreases were primarily due to lower severance, pension and benefit charges, the sale of the divested operations and the impact of cost reduction initiatives in our Wireline segment. Partially offsetting the decreases were higher sales commission expense at our Domestic Wireless segment in our indirect channel related to increases in both contract renewals in connection with equipment upgrades and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices. Selling, general and administrative expense during the three and nine months ended September 30, 2010 were also impacted by higher access line spin-off related charges noted in the table below.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $150 million, or 3.6%, during the three months ended September 30, 2010 and increased $28 million, or 0.2%, compared to the similar periods in 2009. The decrease during the three months ended September 30, 2010 was primarily due to the sale of the divested operations. The increase during the nine months ended September 30, 2010 compared to the similar period in 2009 was primarily due to growth in depreciable assets, partially offset by sale of the divested operations. The three and nine months ended September 30, 2010 were also impacted by lower non-operational charges noted in the table below.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
(dollars in millions)	2010	2009	2010	2009
Merger Integration and Acquisition Related Charges
Cost of services and sales	$92	$79	$225	$164
Selling, general and administrative expense	42	102	148	308
Depreciation and amortization expense	25	96	78	232

Total	$159	$277	$451	$704

Severance, Pension and Benefit Charges
Cost of services and sales	$618	$–	$2,367	$–
Selling, general and administrative expense	255	610	956	1,026

Total	$873	$610	$3,323	$1,026

Access Line Spin-off Related Charges
Cost of services and sales	$–	$3	$42	$3
Selling, general and administrative expense	67	59	365	59

Total	$67	$62	$407	$62

See “Other Items” for a description of other non-operational items.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased by $25 million and $27 million, respectively, during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to lower earnings at Vodafone Omnitel N.V. (Vodafone Omnitel) which were primarily driven by the devaluation of the Euro versus the U.S. dollar.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Interest income	$17	$18	(5.6)	$61	$59	3.4
Foreign exchange gains (losses), net	(17)	(13)	30.8	3	7	(57.1)
Other, net	(50)	8	nm	(52)	11	nm

Total	$(50)	$13	nm	$12	$77	(84.4)

nm – not meaningful

Other income and (expense), net decreased by $63 million and $65 million, respectively, during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to fees incurred during the third quarter of 2010 related to the early extinguishment of debt (see “Consolidated Financial Condition”). The decreases were also driven by foreign exchange losses primarily resulting from the devaluation of the Euro versus the U.S. dollar.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Total interest costs on debt balances	$834	$935	(10.8)	$2,649	$3,112	(14.9)
Less capitalized interest costs	237	231	2.6	693	696	(0.4)

Total	$597	$704	(15.2)	$1,956	$2,416	(19.0)

Average debt outstanding	$54,236	$64,257		$58,568	$64,530
Effective interest rate	6.2%	5.8%		6.0%	6.4%

Total interest costs on debt balances decreased by $101 million and $463 million, respectively, during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to declines in average debt, partially offset by higher interest rates during the three months ended September 30, 2010. Interest costs during the nine months ended September 30, 2009 included fees related to the bridge facility that was entered into and utilized to complete the acquisition of Alltel, which contributed to the higher effective interest rate in the prior year.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Provision for income taxes	$321	$574	(44.1)	$1,837	$1,924	(4.5)
Effective income tax rate	9.9%	16.6%		21.4%	17.2%

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

The effective income tax rate decreased to 9.9% for the three months ended September 30, 2010 compared to 16.6% during the similar period in 2009. The decrease was primarily driven by lower Net income attributable to Verizon, which was related to the severance, pension and benefit charges, the impact of higher earnings attributable to the noncontrolling interest and lower state income tax from domestic restructuring in the period.

The effective income tax rate increased to 21.4% for the nine months ended September 30, 2010 as compared to 17.2% during the similar period in 2009. The increase was primarily driven by a one-time, non-cash income tax charge of $962 million, resulting in an 11 percentage point increase to our effective tax rate. Also impacting the effective tax rate were the items discussed above. The one-time non-cash income tax charge was a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. The ongoing impact on our 2010 effective tax rate from the lower federal income tax deduction is not significant.

As of September 30, 2010, the Company projects its 2010 effective tax rate to be in the range of 16% to 17% excluding the impact of integration and similar costs incurred in connection with the Alltel acquisition, divestiture of Alltel overlapping properties, divestiture of access lines, and severance, pension and benefit charges. As a global commercial enterprise, it is difficult to forecast the Company’s full-year effective tax rate with any further precision due to the numerous factors that could occur and impact the rate. Examples of these factors include possible changes in federal, state and foreign income tax laws or rates, developments with respect to open tax years and income tax audits requiring adjustments to unrecognized tax benefits, acquisitions and dispositions, and changes in operating results that would require increases or decreases to valuation allowances. For 2010, excluding earnings attributable to the noncontrolling interest in Verizon Wireless, the effective tax rate attributable to Verizon is projected to be in the range of 31% to 32%.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3,196 million and $3,400 million at September 30, 2010 and December 31, 2009, respectively. Interest and penalties related to unrecognized tax benefits were $506 million (after-tax) and $552 million (after-tax) at September 30, 2010 and December 31, 2009, respectively. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and multiple state and foreign jurisdictions on numerous open tax positions. Significant foreign income tax examinations and litigation are ongoing in Canada, Australia and Italy for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Net income attributable to noncontrolling interest	$2,039	$1,711	19.2	$5,659	$4,953	14.3

The increase in Net income attributable to noncontrolling interest during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 was due to higher earnings in our Domestic Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Verizon Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Verizon Wireless Segment EBITDA by Verizon Wireless service revenues. Verizon Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues exclude primarily equipment revenues (as well as other non-service revenues) in order to reflect the impact of providing service to the wireless customer base on an ongoing basis.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales across the U.S. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless. We own a 55% interest in the joint venture and Vodafone owns the remaining 45%. All financial results included in the tables below reflect the consolidated results of Verizon Wireless excluding the results of operations of the Alltel Divestiture Markets through the date the divestitures were completed (see “Recent Developments”).

Operating Revenue and Selected Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except ARPU)	2010	2009	% Change	2010	2009	% Change
Service revenue	$14,168	$13,149	7.7	$41,436	$38,863	6.6
Equipment and other	2,082	2,182	(4.6)	5,823	6,187	(5.9)

Total Operating Revenue	$16,250	$15,331	6.0	$47,259	$45,050	4.9

Total customers (‘000)				93,170	86,990	7.1
Retail customers (‘000)				86,734	84,268	2.9

Total customer net additions in period (excluding acquisitions and adjustments)(‘000)	997	1,185	(15.9)	3,884	3,495	11.1
Retail customer net additions in period (excluding acquisitions and adjustments)(‘000)	447	916	(51.2)	1,174	3,212	(63.4)

Total churn rate	1.36%	1.46%	(6.8)	1.32%	1.42%	(7.0)
Retail postpaid churn rate	1.07%	1.12%	(4.5)	1.02%	1.08%	(5.6)

Service ARPU	$50.94	$50.77	0.3	$50.41	$50.71	(0.6)
Retail service ARPU	51.99	51.09	1.8	51.47	50.98	1.0
Total data ARPU	18.20	15.47	17.6	17.37	14.83	17.1

Domestic Wireless’ total operating revenue during the three months ended September 30, 2010 increased by $919 million, or 6.0%, and $2,209 million, or 4.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to growth in service revenue.

Service Revenue

Service revenue during the three months ended September 30, 2010 increased by $1,019 million, or 7.7%, and $2,573 million, or 6.6%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to a 6.2 million, or 7.1%, increase in total customers since October 1, 2009, as well as continued growth in our data ARPU, partially offset by a decline in voice ARPU.

Excluding acquisitions and adjustments, Domestic Wireless added approximately 447,000 and 1.2 million net retail customers, respectively, during the three and nine months ended September 30, 2010, compared to approximately 916,000 and 3.2 million during the similar periods in 2009. The decline in net retail customer additions during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 was due to a decrease in gross retail customer additions, as well as an increase in churn for our retail prepaid base in part attributable to a marketplace shift in customer activations within the period toward unlimited prepaid offerings of the type being sold by a number of our resellers. However, we expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality. Our total churn rate during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 improved as a result of successful customer retention efforts. Churn is the rate at which customers disconnect individual lines of service.

Excluding acquisitions and adjustments, Domestic Wireless added approximately 997,000 and 3.9 million net total customers, respectively, during the three and nine months ended September 30, 2010 compared to approximately 1.2 million and 3.5 million during the similar periods in 2009. The decrease in net total customer additions during the three months ended September 30, 2010 was due to the decline in net retail customer additions described above. The increase in net total customer additions during the nine months ended September 30, 2010 compared to the similar period in 2009 was due to the cumulative increase in net customer additions from our reseller channel as a result of the marketplace shift in customer activations mentioned above.

Customers from acquisitions and adjustments for the three and nine months ended September 30, 2010 included approximately 106,000 net customers, after conforming adjustments, that we acquired in a transaction with AT&T. Customers from acquisitions for the nine months ended September 30, 2009 included approximately 11.4 million net total customer additions, after conforming adjustments and the impact of required divestitures, which resulted from our acquisition of Alltel on January 9, 2009.

Total data revenue was $5,062 million and accounted for 35.7% of service revenue during the three months ended September 30, 2010 compared to $4,007 million and 30.5% during the similar period in 2009. Total data revenue was $14,282 million and accounted for 34.5% of service revenue during the nine months ended September 30, 2010 compared to $11,366 million and 29.2% during the similar period in 2009. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting in part from increased sales of smartphone and other data-capable devices. Voice revenue decreased as a result of continued declines in our voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using smartphone and other data-capable devices.

The decline in service ARPU for the nine months ended September 30, 2010 as compared to the similar period in 2009 was due to a continued reduction in voice revenue per customer and the impact of changes in our customer mix as a result of increased reseller net customer additions, partially offset by an increase in data ARPU. Service ARPU for the three months ended September 30, 2010 and retail service ARPU for both the three and nine months ended September 30, 2010 increased due to increases in our penetration of data offerings, which more than offset declines in our voice revenues. Total voice ARPU declined $2.56, or 7.3%, during the three months ended September 30, 2010 and declined $2.84, or 7.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 due to the impact of the aforementioned changes in our customer mix as well as the ongoing impact of customers seeking to optimize the value of our voice minute bundles. The increases in total data ARPU were a result of continued growth and penetration of our data offerings, resulting in part from the above mentioned increase in sales of our smartphone and other data-capable devices.

Equipment and Other Revenue

Equipment and other revenue during the three months ended September 30, 2010 decreased by $100 million, or 4.6%, and $364 million, or 5.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 due to declines in gross retail customer additions. The decrease in Equipment and other revenue during the three months ended September 30, 2010 was also impacted by lower revenue from cost recovery surcharges as a result of a decrease in our cost recovery rate.

Operating Expenses

(dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Cost of services and sales	$5,017	$4,929	1.8	$14,428	$14,204	1.6
Selling, general and administrative expense	4,543	4,399	3.3	13,486	13,056	3.3
Depreciation and amortization expense	1,836	1,758	4.4	5,475	5,234	4.6

Total Operating Expenses	$11,396	$11,086	2.8	$33,389	$32,494	2.8

Cost of Services and Sales

Cost of services and sales increased by $88 million, or 1.8%, during the three months ended September 30, 2010 and $224 million, or 1.6%, during the nine months ended September 30, 2010 compared to the similar periods in 2009. The increases in cost of services were primarily attributable to higher wireless network costs due to increases in local interconnection cost, as a result of both higher capacity needs from increases in data usage as well as costs incurred to transition to Ethernet facilities that will be used to enable LTE. In addition, the increase in costs of services was impacted by higher roaming costs as a result of increased international roaming volumes, data roaming and roaming costs incurred in the Alltel Divestiture Markets. Also contributing to higher wireless network costs during the nine months ended September 30, 2010 compared to the similar period in 2009 was an increase in operating lease expense related to our network cell sites. Cost of equipment sales decreased by $68 million and $134 million during the three and nine months ended September 30, 2010, respectively, compared to the similar periods in 2009 primarily due to a decrease in gross retail customer additions partially offset by an increase in the average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $144 million, or 3.3%, during the three months ended September 30, 2010 and $430 million, or 3.3%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to an increase in sales commission expense in our indirect channel. Indirect sales commission expense increased $175 million and $494 million, respectively, during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 as a result of increases in both contract renewals in connection with equipment upgrades and the average commission per unit as the mix of units and service plans sold continues to shift toward data devices. Also contributing to the increase during the nine months ended September 30, 2010 compared to the similar period in 2009 was an increase in non-income taxes of $110 million, due to both the growth in our revenues subject to fees as well as increases in the federal universal service fund rate. These increases were partially offset by a decrease in compensation related costs, excluding commissions of $141 million during the nine months ended September 30, 2010 compared to the similar period in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $78 million, or 4.4%, during the three months ended September 30, 2010 and $241 million, or 4.6%, during the nine months ended September 30, 2010 compared to the similar periods in 2009. These increases were primarily driven by growth in depreciable assets through the third quarter of 2010.

Segment Operating Income and EBITDA

(dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Segment Operating Income	$4,854	$4,245	14.3	$13,870	$12,556	10.5
Add Depreciation and amortization expense	1,836	1,758	4.4	5,475	5,234	4.6

Segment EBITDA	$6,690	$6,003	11.4	$19,345	$17,790	8.7

Segment operating income margin	29.9%	27.7%		29.3%	27.9%
Segment EBITDA service margin	47.2%	45.7%		46.7%	45.8%

The increases in Domestic Wireless’ Operating income and Segment EBITDA during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 were primarily as a result of the impact of factors described above.

Wireline

The Wireline segment provides customers with communication products and services, including voice, broadband video and data, network access, long distance, and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

The following discussion excludes the results of the operations acquired by Frontier, which we owned through June 30, 2010 (see “Recent Developments”).

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Mass Markets	$4,073	$4,047	0.6	$12,171	$12,068	0.9
Global Enterprise	3,926	3,958	(0.8)	11,705	11,754	(0.4)
Global Wholesale	2,072	2,307	(10.2)	6,382	6,867	(7.1)
Other	215	355	(39.4)	680	1,181	(42.4)

Total Operating Revenues	$10,286	$10,667	(3.6)	$30,938	$31,870	(2.9)

Switched access lines in service (‘000)				26,544	29,003	(8.5)

Broadband connections (‘000)				8,340	8,119	2.7
FiOS Internet subscribers (‘000)				3,885	3,136	23.9
FiOS TV subscribers (‘000)				3,290	2,601	26.5

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business subscribers.

Mass Markets revenue increased by $26 million, or 0.6%, during the three months ended September 30, 2010 and $103 million, or 0.9%, during the nine months ended September 30, 2010 compared to the similar periods in 2009. The increase was primarily driven by the expansion of consumer and business FiOS services (Voice, Internet and TV), which are typically sold in bundles, partially offset by the decline of local exchange revenues principally as a result of an 8.5% decline in switched access lines as of September 30, 2010 compared to September 30, 2009, primarily as a result of competition and technology substitution. The majority of the decrease was sustained in the residential retail market, which experienced a 9.6% access line loss primarily due to substituting traditional landline services with wireless, VoIP, broadband and cable services. Also contributing to the decrease was a decline of nearly 4.6% in small business retail access lines, primarily reflecting economic conditions, competition and a shift to both IP and high-speed circuits.

As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS subscribers, we have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas. Our bundled pricing strategy allows us to provide competitive offerings to our customers and potential customers. Consequently, we added 61,000 net new broadband connections, including 226,000 net new FiOS Internet subscribers, during the three months ended September 30, 2010. During the nine months ended September 30, 2010, we added 180,000 net new broadband connections, including 599,000 net new FiOS Internet subscribers, for a total of 8.3 million broadband connections, or 2.7% growth, at September 30, 2010. FiOS Internet subscribers have reached 3.9 million customers, representing a 23.9% increase compared to September 30, 2009. In addition, we added 204,000 net new FiOS TV subscribers during the three months ended September 30, 2010 and 540,000 FiOS TV subscribers during the nine months ended September 30, 2010 for a total of 3.3 million subscribers at September 30, 2010. As of September 30, 2010, we achieved penetration rates of 31.0% and 27.2% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 28.7% and 25.1% for FiOS Internet and FiOS TV, respectively, at September 30, 2009.

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

Global Enterprise revenues decreased by $32 million, or 0.8%, during the three months ended September 30, 2010 compared to the similar period in 2009 primarily due to lower local services and traditional circuit-based revenues, partially offset by higher customer premises equipment revenue. Global Enterprise revenues decreased $49 million, or 0.4%, during the nine months ended September 30, 2010 compared to the similar period in 2009 primarily due to lower long distance and traditional circuit-based data revenues. The decrease was partially offset by higher customer premises equipment and strategic networking revenue, which may indicate that companies are beginning to make additional capital expenditures. The decline in long distance revenue is due to the negative effects of the continuing global economic conditions and competitive rate pressures. In addition to increased customer premise equipment revenues, strategic enterprise services revenue increased $108 million, or 6.9%, and $267 million, or 5.8%, during the three and nine months ended September 30, 2010, respectively, compared to the similar periods in 2009 primarily due to higher information technology, security solution and strategic networking revenues. Strategic enterprise services continues to be Global Enterprise’s fastest growing suite of offerings. Traditional circuit-based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base continues its migration to next generation IP services.

Global Wholesale

Global Wholesale revenues are primarily earned from long distance and other carriers who use our facilities to provide services to their customers. Switched access revenues are generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the U.S. and internationally destined traffic that originates in the U.S. Special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers.

Global Wholesale revenues decreased by $235 million, or 10.2%, during the three months ended September 30, 2010 and $485 million, or 7.1%, during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to decreased MOUs in traditional voice products, increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace. Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Domestic wholesale lines declined by 11.0% as of September 30, 2010 compared to September 30, 2009 due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution as well as the continued level of economic pressure. Voice and local loop services declined during the three and nine months ended September 30, 2010 compared to the similar periods in 2009. Continuing demand for high-capacity, high-speed digital services was partially offset by lower demand for older, low-speed data products and services. As of September 30, 2010, customer demand, as measured in DS1 and DS3 circuits, for high-capacity and high-speed digital data services increased 3.8% compared to the similar period in 2009.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales. Revenues from other services decreased $140 million, or 39.4% during the three months ended September 30, 2010 and $501 million, or 42.4% during the nine months ended September 30, 2010 compared to the similar periods in 2009 primarily due to reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Cost of services and sales	$5,803	$5,978	(2.9)	$17,457	$17,347	0.6
Selling, general and administrative expense	2,319	2,423	(4.3)	7,176	7,527	(4.7)
Depreciation and amortization expense	2,145	2,075	3.4	6,308	6,112	3.2

Total Operating Expenses	$10,267	$10,476	(2.0)	$30,941	$30,986	(0.1)

Cost of Services and Sales

Cost of services and sales decreased by $175 million, or 2.9%, during the three months ended September 30, 2010 and increased $110 million or 0.6%, during the nine months ended September 30, 2010 compared to the similar periods in 2009. The decrease for the three months ended September 30, 2010 was due to lower costs associated with compensation and installation expenses as a result of lower headcount and productivity improvements, as well as lower access costs driven by declines in long distance volumes. The decrease was offset by higher content costs associated with continued FiOS subscriber growth and higher strategic networking expenses. The increase for the nine months ended September 30, 2010 was due to higher strategic networking expense, customer premise equipment costs and content costs. This was partially offset by lower headcount, productivity improvements and lower access costs driven by declines in long distance volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $104 million, or 4.3%, during the three months ended September 30, 2010 and $351 million, or 4.7%, during the nine months ended September 30, 2010 compared to the similar periods in 2009. The decrease was primarily due to the decline in compensation expense as a result of lower headcount and cost reduction initiatives. The decrease for the nine months ended September 30, 2010 was partially offset by higher gains on sales of assets in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $70 million, or 3.4%, during the three months ended September 30, 2010 and $196 million, or 3.2% during the nine months ended September 30, 2010 compared to the similar periods in 2009. The increase was primarily driven by a higher depreciable asset base.

Segment Operating Income and EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	% Change	2010	2009	% Change
Segment Operating Income (Loss)	$19	$191	(90.1)	$(3)	$884	nm
Add Depreciation and amortization expense	2,145	2,075	3.4	6,308	6,112	3.2

Segment EBITDA	$2,164	$2,266	(4.5)	$6,305	$6,996	(9.9)

Segment operating income margin	0.2%	1.8%		nm	2.8%
Segment EBITDA margin	21.0%	21.2%		20.4%	22.0%

nm – not meaningful

The decreases in Wireline’s Operating income and Segment EBITDA during the three and nine months ended September 30, 2010 compared to the similar periods in 2009 were primarily a result of the impact of factors described in connection with operating revenue and operating expenses above.

Other Items

Merger Integration and Acquisition Related Charges

During the three and nine months ended September 30, 2010, we recorded merger integration charges of $159 million and $451 million, respectively, related to the Alltel acquisition. These charges primarily related to handset conversions, trade name amortization and the decommissioning of overlapping cell sites.

During the three and nine months ended September 30, 2009, we recorded merger integration and acquisition charges of $277 million and $961 million, respectively. These charges primarily related to the Alltel acquisition and were comprised of trade name amortization, re-branding initiatives and handset conversions. The charges during the nine months ended September 30, 2009 were also comprised of transaction fees and costs associated with the acquisition, including fees related to the credit facility that was entered into and utilized to complete the acquisition.

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2010, we recorded severance, pension and benefits charges of $873 million and $3,323 million, respectively. The charges during the three and nine months ended September 30, 2010, included non-cash pension settlement losses of $873 million and $1,089 million, respectively, related to employees who received lump-sum distributions, primarily resulting from our previously announced separation plans.

In April 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, during the nine months ended September 30, 2010, we recorded severance, pension and benefits charges associated with the approximately 11,000 union-represented employees who volunteered for the incentive offer. These charges included $994 million for severance, $681 million for special termination benefits, as well as $173 million for pension curtailment losses and $386 million for postretirement curtailment losses that were due to the workforce reductions which caused the elimination of a significant amount of future service.

During the three and nine months ended September 30, 2009, we recorded non-cash pension settlement losses of $610 million and $1,026 million, respectively, related to employees who received lump-sum distributions primarily resulting from our previously announced separation plans in which prescribed payment thresholds were reached.

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

Dispositions

Access Line Spin-off Related Charges

During the three and nine months ended September 30, 2010, we recorded charges of $123 million and $463 million, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction. Also included in these charges are fees related to early extinguishment of debt, as well as professional advisory and legal fees incurred in connection with the Frontier transaction.

During the three and nine months ended September 30, 2009, we recorded charges of $62 million primarily for costs incurred related to network, non-network software and other activities to enable the divested markets to operate on a stand-alone basis subsequent to the closing of the transaction with Frontier, as well as professional advisory and legal fees in connection with this transaction.

Alltel Divestiture Markets

During the nine months ended September 30, 2010, we recorded a tax charge of approximately $192 million for the taxable gain on the excess of book over tax basis of the goodwill associated with the Alltel Divestiture Markets.

Other

During the second quarter of 2010, we recorded a one-time non-cash adjustment of $268 million primarily to reduce wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. As no such adjustment would have been material to our consolidated financial statements in the current or any previous reporting period, the adjustment was recorded during the second quarter, which reduced Net income (loss) attributable to Verizon by $92 million.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Cash Flows Provided By (Used In)
Operating activities	$25,213	$23,118	$2,095
Investing activities	(10,159)	(17,948)	7,789
Financing activities	(11,669)	(13,736)	2,067

Increase (Decrease) In Cash and Cash Equivalents	$3,385	$(8,566)	$11,951

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

Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of up to $4.0 billion of additional unsecured debt or equity securities. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2010 increased by $2.1 billion compared to the similar period in 2009 primarily due to higher operating cash flows at Domestic Wireless, changes in working capital related in part to management of inventory and the timing of tax payments. Partially offsetting these increases were lower operating cash flows at Wireline.

During the nine months ended September 30, 2010 and 2009, we received net distributions from Vodafone Omnitel of $0.4 billion.

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

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2010	2009
Domestic Wireless	$6,205	$5,134
Wireline	5,098	6,614
Other	540	702

	$11,843	$12,450

Total as a percentage of revenue	14.8%	15.4%

The increase in capital expenditures at Domestic Wireless during the nine months ended September 30, 2010 compared to the similar period in 2009 was primarily due to increased investment in the capacity of our wireless Evolution-Data Optimized networks and funding the build-out of our fourth generation network based on Long-Term Evolution technology. The decrease in capital expenditures at Wireline during the nine months ended September 30, 2010 compared to the similar period in 2009 was primarily due to lower capital expenditures related to FiOS and legacy spending requirements. We expect 2010 capital expenditures to be at the low end or slightly below the targeted range of $16.8 billion to $17.2 billion.

Dispositions

During the nine months ended September 30, 2010, we received cash proceeds of $2.6 billion in connection with the required divestitures of overlapping properties as a result of the acquisition of Alltel (see “Recent Developments”).

Acquisitions

On August 23, 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $0.2 billion.

On January 9, 2009, Verizon Wireless paid approximately $5.9 billion for the equity of Alltel, which was partially offset by $1.0 billion of cash acquired at closing.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2010 and 2009, net cash used in financing activities was $11.7 billion and $13.7 billion, respectively. During the nine months ended September 30, 2010, $0.3 billion of 6.125% Verizon New York Inc. debentures, $0.2 billion of 6.375% Verizon North Inc. debentures and $0.2 billion of 6.30% Verizon Northwest Inc. debentures matured and were repaid. In addition, during the nine months ended September 30, 2010, we paid $4.0 billion in dividends.

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

Verizon Wireless

On June 28, 2010, Verizon Wireless exercised its right to redeem the outstanding $1.0 billion of aggregate floating rate notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. In addition, during the nine months ended September 30, 2010, Verizon Wireless repaid $4.0 billion of borrowings that were outstanding under a three-year term loan facility. No borrowings remain outstanding under this facility as of September 30, 2010 and this facility has been cancelled.

Credit Facility and Shelf Registration

On April 14, 2010, we terminated all commitments under our previous $5.3 billion 364-day credit facility with a syndicate of lenders and entered into a new $6.2 billion three-year credit facility with a group of major financial institutions. As of September 30, 2010, the unused borrowing capacity under the three-year credit facility was approximately $6.1 billion.

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

Verizon’s ratio of debt to debt combined with Verizon’s equity was 58.4% at September 30, 2010 compared to 59.9% at December 31, 2009.

As in prior periods, dividend payments were a significant use of capital resources. The Board of Directors of Verizon determines the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. During the third quarter of 2010, the Board increased our quarterly dividend payment 2.6% to $.4875 per share from $.475 per share in the same period of 2009.

Credit Ratings

In August 2010, Standard & Poor’s placed the ratings of Verizon Communications and subsidiaries on CreditWatch with negative implications, including its ‘A’ long-term rating and ‘A-1’ short-term rating. There were no other changes to the outlooks or credit ratings of Verizon Communications and/or Cellco Partnership discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Cash Flows Provided by (Used in) Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2009. The three primary rating agencies have identified factors which they believe could result in a ratings downgrade for Verizon Communications and/or Cellco Partnership in the future including sustained leverage levels at Verizon Communications and/or Cellco Partnership resulting from: (i) diminished wireless operating performance as a result of a weakening economy and competitive pressures; (ii) failure to achieve significant synergies in the Alltel integration; (iii) accelerated wireline losses; (iv) the absence of material improvement in the status of underfunded pensions and other post employment benefits; or (v) an acquisition or sale of operations that causes a material deterioration in its credit metrics. A ratings downgrade may increase the cost of refinancing existing debt and constrain Verizon Communications’ access to certain short-term debt markets. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell, or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

Increase In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2010 totaled $5.4 billion, a $3.4 billion increase compared to Cash and cash equivalents at December 31, 2009 for the reasons discussed above.

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

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Net cash provided by operating activities	$25,213	$23,118	$2,095
Less Capital expenditures (including capitalized software)	11,843	12,450	(607)

Free cash flow	$13,370	$10,668	$2,702

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income in Other income and (expense), net. At September 30, 2010, our primary translation exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2010, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $74 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on London Interbank Offered Rate. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $465 million and $171 million at September 30, 2010 and December 31, 2009, respectively, and are primarily included in Other assets and Long-term debt. As of September 30, 2010, the total notional amount of these interest rate swaps was $6.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, beginning in late September 2010 through October 25, 2010, we entered into forward interest rate swaps with a total notional value of $1,250 million. We have designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion British Pound Sterling and Euro denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps included in Other assets was approximately $139 million and $315 million at September 30, 2010 and December 31, 2009, respectively. During the three and nine months ended September 30, 2010, a pretax gain of $207 million and a pretax loss of $176 million, respectively, was recognized in Other comprehensive income, a portion of which was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

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

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of Spinco to Verizon stockholders and the merger of Spinco with Frontier, resulting in Verizon stockholders collectively owning approximately 68 percent of Frontier’s equity which was outstanding immediately following the merger. Frontier issued approximately 678.5 million shares of Frontier common stock in the aggregate to Verizon stockholders in the merger, and Verizon stockholders received one share of Frontier common stock for every 4.165977 shares of Verizon common stock they owned as of June 7, 2010. Verizon stockholders received cash in lieu of any fraction of a share of Frontier common stock to which they otherwise were entitled.

At the time of the spin-off and the merger, Spinco held defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin, and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in those areas. The transactions did not involve any assets or liabilities of Verizon Wireless. The merger resulted in Frontier acquiring approximately 4 million access lines and certain related businesses from Verizon, which collectively generated revenues of approximately $4 billion for Verizon’s Wireline segment during 2009, and approximately $1.7 billion of revenue for Verizon’s Wireline segment during the six months ended June 30, 2010.

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

On April 12, 2010, Spinco completed a financing of $3.2 billion in principal amount of notes. The gross proceeds of the offering were deposited into an escrow account. Immediately prior to the spin-off on July 1, 2010, the funds in the escrow account representing the net cash proceeds from the offering were released to Verizon.

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

Other

On August 23, 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $235 million. These assets were acquired to enhance Verizon Wireless’ network coverage in these operating markets. The preliminary purchase price allocation primarily resulted in $106 million of wireless licenses and $76 million in goodwill.

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Recent Accounting Standards

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. We will adopt this standard update during the fourth quarter of 2010. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in the registrant’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon Communications Inc. (Verizon), and a number of other telecommunications companies, have been the subject of multiple class action suits concerning its alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (Panel) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of a specified certification. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings. Based on this submission, the court ordered dismissal of the complaints on June 3, 2009. Plaintiffs have appealed this dismissal, and the appeal remains pending in the United States Court of Appeals for the Ninth Circuit.

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc, Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc, Inc. U.S. Bank, which represents a group of creditors who filed claims in the Idearc, Inc. bankruptcy proceedings, alleges that Idearc, Inc. was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust seeks over $9 billion in damages.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2010. At September 30, 2010, the maximum number of shares that may be purchased by Verizon or any “affiliated purchaser” of Verizon, as defined by Rule 10b-18(a)(3) under the Exchange Act, under our share buyback program was 60,015,938.

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

VERIZON COMMUNICATIONS INC.

Date: October 28, 2010	By	/s/ Robert J. Barish
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