Form 10-K
period 2010-12-31
VERIZON COMMUNICATIONS INC
filed 2011-02-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange The NASDAQ Global Select Market London Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 30, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $74,979,453,721.

At January 31, 2011, 2,828,072,313 shares of the registrant’s common stock were outstanding, after deducting 139,537,806 shares held in treasury.

Documents Incorporated By Reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2010 (Parts I and II).

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2011 Annual Meeting of Shareholders (Part III).

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is a holding company, which, acting through its subsidiaries is one of the world’s leading providers of communications services. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 194,400 employees.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two primary reportable segments, Domestic Wireless and Wireline, which we operate and manage as strategic business segments and organize by products and services. These segments and principal activities consist of the following:

Domestic Wireless

Domestic Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the United States.

Wireline

Wireline’s communications products and services include voice, Internet access, broadband video and data, Internet protocol (IP) network services, network access, long distance and other services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers in the United States and in over 150 other countries around the world.

The following portions of the 2010 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 14 through 16; and,

•	“Segment Results of Operations” on pages 22 through 27 and in Note 14 to the consolidated financial statements on pages 69 through 71.

Domestic Wireless

Background

Our Domestic Wireless segment, Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless, and Vodafone owns the remaining 45%. Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the United States and has the largest third generation (3G) network of any U.S. wireless service provider.

Verizon Wireless is one of the largest wireless service providers in the United States as measured by total number of customers and revenue. In addition, we have begun the deployment in our network of a fourth-generation (4G) technology, Long Term Evolution (LTE), which provides higher data throughput performance and improved network efficiencies. As of December 31, 2010, this 4G LTE network was deployed in 38 major metropolitan areas and more than 60 commercial airports in the United States. We expect to deploy 4G LTE in an additional 140 markets by the end of 2011 and in virtually our entire current 3G network footprint by the end of 2013.

In 2010, Domestic Wireless revenues were $63.4 billion, representing approximately 60% of Verizon’s aggregate revenues.

Wireless Service and Product Offerings

Our wireless services described below are available to our customers receiving service under the Verizon Wireless brand. In addition, certain of our customers receive services on our network as a result of wholesale arrangements that are also described below.

Wireless Services

Voice Services

We offer voice services on a postpaid and prepaid basis. Approximately 88% of our retail customers received our voice services on a postpaid basis as of December 31, 2010. Postpaid customers typically enter into contracts for our services for a two-year period and are generally billed monthly in advance for access and in arrears for the preceding month’s usage over the customer’s plan allowance. Our prepaid service enables individuals to obtain wireless voice services without a long-term contract or credit verification by paying in advance.

We offer a variety of packages for voice services and features with competitive pricing, which we adjust from time to time to address changing customer preferences and needs and the availability of new technology, such as:

•	Nationwide Calling Plans for individual customers, which provide a choice, at varying price points, of differently sized bundles of minutes of use, or unlimited minutes;

•	Nationwide Family SharePlans and Nationwide Small Business SharePlans designed for multiple-line accounts; and

•	Nationwide Business Plans targeted to business accounts with over 100 lines.

These nationwide postpaid plans include features, such as allowing the customer to place calls to, or receive calls from, any other Verizon Wireless customer mobile number without the call time counting against their minute allotment; night and weekend minute allowances; no domestic long distance charges; and no domestic roaming charges. Our customers can also make voice calls via our Push to Talk service, a walkie-talkie style voice service that is available on specialized phones as an add-on feature for an additional monthly charge. In addition, customers using certain smartphones and feature phones can make calls using Skype Mobile, an application that enables our customers to make and receive unlimited Skype calls and send and receive instant messages while within the United States to and from other Skype users anywhere in the world without these calls or messages counting against the customer’s minute allotment or incurring additional data charges.

Data Services

As wireless service providers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, the demand for full Internet browsing capabilities for phones and the proliferation of wireless data applications for wireless-enabled laptops, phones and other wireless devices is increasing and driving wireless data usage. This growing demand for wireless data services has, in turn, spurred the demand for still-higher-speed network technologies and the development of an array of more advanced wireless devices that include more robust data functionality. Our 4G LTE network, which we began deploying in 2010, provides us with higher data throughput performance and improved network efficiencies compared to those offered by 3G technologies. During the first half of 2011, we expect to begin offering an array of 4G-enabled devices, including smartphones, tablets, a netbook, a notebook computer and Mobile Hotspot devices.

We offer a wide variety of data services and applications, such as:

•

Internet access via our smartphones and feature phones. Our customers can access the Internet on all of our smartphones and many of our feature phones. All of our smartphones, and some of our feature phones, include HTML web browsing capability. Our customers pay for data access under plans and arrangements that may vary based on the type of device and the customer’s preference. For example, at this time, our retail postpaid customers using our smartphones are required to purchase a data package providing for unlimited data usage, while those using our feature phones have the option of paying for data usage on a pay-per-megabyte basis or purchasing a data package that includes either a limited data allowance or unlimited data usage.

•

Our Mobile Broadband service, which enables our customers to access the Internet at broadband speeds. Our customers can access our Mobile Broadband service on netbook and notebook computers and tablets that either have embedded Evolution – Data Optimized (EV-DO) Mobile Broadband modules or that are used in conjunction with Mobile Broadband devices that enable access to this service, such as our USB modems; Mobile Hotspot devices; our EV-DO-enabled phones when used with connector cables; or our smartphones that are enabled with a 3G Mobile Hotspot that provides a Wi-Fi connection. We also offer USB modems that enable our customers to access our 4G LTE Mobile Broadband service on their computers. Our 3G and 4G LTE Mobile Broadband plans are offered at various price points, depending upon both the size of the gigabyte package purchased and the Mobile Broadband device covered by the plan.

•	Messaging services, which enable our customers to send and receive text, picture and video messages.

•

Business-focused offerings designed to increase the productivity of our business customers, including solutions for accessing the Internet and their corporate intranets and products that enable wireless e-mail across our diverse portfolio of wireless devices.

•

Location-based services, which, among other things, can provide our customers with directions to their destination and enable our business customers to locate, monitor and communicate with their mobile field workers.

•	Consumer-focused multimedia offerings, which provide our customers with access to applications providing music, video, gaming, news and other content.

In addition to the foregoing offerings, our customers, depending upon the wireless device they use, have access to thousands of data applications and services developed and distributed by third parties, such as those offered via Android Market, accessible on our smartphones running the Google, Inc. (Google) Android operating system, and those offered via the Apple, Inc. (Apple) iTunes store, accessible through the iPhone 4, which we began selling in February 2011.

Other Connection-Related Services

We provide data access and related services to support telemetry services, which are characterized by machine-to-machine (M2M) wireless interactions that do not include a voice component. Our telemetry services support M2M devices used by a variety of vertical market segments, such as healthcare, manufacturing, utilities, distribution and consumer products. For example, companies purchase data access from us in order to connect with and monitor equipment, such as medical devices used to monitor patients, and fleet management devices that monitor company-operated vehicles. Other companies purchase data access from us to support devices that they in turn sell to end users. In addition, we provide data access and related services to support telematics services, which generally involve the integration of wireless safety and security services into vehicles. We support telematics services for some of the largest automotive manufacturers, and we are currently the national provider of wireless service for OnStar, a subsidiary of General Motors Company. We do not include telemetry and telematics in our customer count.

International Voice and Data Services

We offer a variety of international wireless services targeted to the needs of our customers, ranging from our multinational business accounts to our consumer customers who occasionally travel outside of the United States. Through our roaming arrangements with certain wireless service providers outside of the United States, eligible customers can use any of our phones in more than 35 countries that provide CDMA wireless service, with data services available in more than 20 such countries. Our customers that use our Global Ready Phones can access voice service and, with the use of select Global Ready Phones, their e-mail accounts in hundreds of international destinations. In addition, our Global Data service enables our customers, while in such destinations, to access the Internet with a laptop or netbook that either has an embedded mobile broadband module or that is used in conjunction with other Global Ready devices that enable Internet access, such as our USB data modems, our global-ready Mobile Hotspot device or our Global Ready Phones when used with connector cables.

Wireless Devices

We believe that our position in the U.S. wireless industry has enabled us to become a wireless service provider of choice for wireless device manufacturers and has helped position us as the launch partner for new and innovative device offers for our customers and branded phones that complement our focus on high-quality service and an optimal user experience.

We offer several categories of wireless devices, including smartphones and feature phones, as well as Internet access devices, such as computers, tablets, Mobile Hotspot devices and USB modems. The majority of the phones we offer are EV-DO enabled, and all of these phones are compliant with the FCC’s Enhanced 911 requirements. We also offer a number of devices that, in addition to working on our EV-DO network, enable our customers to access GSM (global system for mobile communications) networks when traveling abroad.

Smartphones. Our device line-up includes an array of smartphones that are enabled to utilize our EV-DO (Revision A) high-speed data service and have high-level operating platforms, such as Android, iOS 4, BlackBerry OS, webOS and Windows Mobile. We offer smartphones from Motorola, Apple, RIM, HTC, LG, Palm and Samsung. In addition, during the first half of 2011 we expect to offer smartphones that can operate on our 4G LTE network.

Feature Phones. Some of our feature phones are EV-DO-enabled and have HTML-browsing capability. Many of our feature phones can access services such as V CAST and VZ Navigator, as well as Mobile Web, which enables our customers to access the Internet on their phones through our customized web portal. Certain of these phones have other enhanced features, such as QWERTY keyboards and touch screens. Additionally, we offer a selection of feature phones that operate via our CDMA-1XRTT service. Some of our feature phones are ruggedized and support our Push to Talk service.

Internet Access Devices. Our customers can access the Internet wirelessly at broadband speeds on their computers via data cards we offer, via EV-DO-enabled phones connected to their computers with connector cables, or through the use of certain laptop computers and netbooks with embedded EV-DO Mobile Broadband modules offered by original equipment manufacturers (OEMs). In addition, we offer devices that provide a mobile Wi-Fi connection, which we refer to as Mobile Hotspot devices, capable of connecting up to five Wi-Fi–enabled devices to the Internet at one time. We also offer a 3G-enabled, Android-based tablet, the Samsung Galaxy Tab, which runs on our 3G network, and the Apple iPad, which also runs on our 3G network when used in conjunction with our Mobile Hotspot devices. In connection with the launch of our 4G LTE network, we introduced USB modems for use with personal computers that enable our customers to access the Internet through our 4G LTE network. In addition, we announced that during the first half of 2011, we expect to be offering an array of devices that will enable our customers to access the Internet via our 4G LTE network, including smartphones, tablets, a netbook, a notebook computer and Mobile Hotspot devices.

Device Suppliers

We purchase wireless devices and accessories from a number of manufacturers, with the substantial majority of our purchases made from LG Electronics, Apple, Samsung, Motorola, RIM, Palm and PCD (through which we purchase Pantech and HTC devices and accessories).

A key component of all wireless phones is the chipset, which contains the “intelligence” of the phone. Most of our smartphone and feature phone suppliers rely on Qualcomm Incorporated (Qualcomm) for manufacturing and supplying CDMA-1XRTT and EV-DO chipsets. We also sell phones that include CDMA-1XRTT chipsets manufactured by VIA Telecom under license from Qualcomm. The LTE chipsets used in our LTE-enabled devices are manufactured by various companies, each using its own LTE chipset technology. In addition, there are a number of other components common to wireless phones provided by various electronic component manufacturers that we do not deal with directly.

Application and Device Development

We have undertaken several initiatives to develop innovative devices, data services and applications available to run on our 3G and/or 4G LTE networks, including the following:

•

Open Access. As part of our initiative intended to provide customers with the ability to use, on our network, third-party devices and mobile applications that we do not sell, we published the technical interface standards used by the development community to design such devices. Independent testing laboratories perform tests on third-party devices to ensure that they conform to these standards, and numerous devices have already been certified to run on our 3G network. While we initially commenced this initiative on a voluntary basis, we are also obligated to abide by certain “open access” rules imposed by the FCC with respect to the 700 MHz C block spectrum licenses we hold and are using in connection with the deployment of our 4G LTE network. These “open access” rules require, among other things, that we allow customers to use devices and applications of their choice on this spectrum, as long as such devices and applications meet certain network standards and have been approved by us. Consistent with these rules, further described in “Regulatory and Competitive Trends—FCC Regulation—Wireless Services”, we have published standards for our 4G LTE network that developers will use to design devices that can run on this network, and we have established a certification process for such devices. We have also published guidelines for developers seeking to design applications that will run on our 4G LTE network.

•

Business Solutions. Our business solutions organization is focused on delivering wireless solutions that address the needs of our business customers within the healthcare, manufacturing, transportation, utilities, finance, retail and government sectors. This organization has created the Business Solution Alliance, a joint marketing program with key device and application developers that brings industry-specific solutions to our business customers. We have also launched an external “Business Solution Finder” website, where businesses can learn more about the various solutions that have been developed by these device and application developers. In addition, we have dedicated resources to help design custom solutions aimed at improving the efficiency and productivity of our business customers.

•

nPhase. nPhase, our joint venture with Qualcomm, is facilitating our provision of M2M wireless communications solutions to a variety of vertical market segments, including healthcare, manufacturing, utilities, telematics, distribution and consumer products.

•

LTE Innovation Center. We operate the Verizon Wireless LTE Innovation Center, which we believe will serve as a catalyst for the early development of devices and applications for use on LTE networks. The center works with several of our strategic partners to help the consumer electronics industry quickly bring products to market.

•

ISIS. In 2010, we formed ISIS, a joint venture with AT&T and T-Mobile, to create a mobile payment network that will enable customers to pay for point-of-sale purchases via their mobile phones via near field communications technology, rather than by using cash or a credit card.

Network

Our network is among the largest in the United States, with licensed and operational coverage in all of the top 100 most populous U.S. metropolitan areas. Our network covers a population of approximately 292 million and provides service to our customer base of approximately 94.1 million as of December 31, 2010.

Our goal is to provide the highest network reliability. We focus our efforts on designing and deploying our network in a manner that we believe maximizes the number of calls by our customers that are connected on the first attempt and completed without being dropped. Third-party studies conducted in the fourth quarter of 2010 show that, on a percentage basis, we have the fewest dropped calls and the fewest ineffective attempts among the national wireless service providers in the 98 most populous U.S. metropolitan areas. We plan to continue to build out, expand and upgrade our network and explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

Technology

Our primary network technology platform is CDMA, based on spread-spectrum digital radio technology. CDMA-1XRTT technology is deployed in virtually all of the cell sites in our CDMA network. In addition, EV-DO, a 3G packet-based technology intended primarily for high-speed data transmission, is deployed in substantially all of the cell sites in our CDMA network. We also provide GSM service and fulfill GSM roaming obligations in certain markets as a result of our purchase of Rural Cellular and Alltel, as well as certain markets from AT&T that it had previously acquired from Centennial Communications.

Competing wireless service providers have chosen GSM/HSPA (high speed packet data) or other technologies as the technology platforms for their 3G networks. While we believe our 3G CDMA technology offers many advantages compared to GSM/HSPA, such as more efficient spectrum usage and lower overall operating costs, GSM/HSPA substantially leads in worldwide market share, affording its users certain scale advantages.

In 2010, we launched our 4G LTE network in 38 major metropolitan areas and more than 60 commercial airports in the United States, and we expect to deploy LTE in an additional 140 markets by the end of 2011 and in virtually our entire current 3G network footprint by the end of 2013. This new technology follows GSM’s evolutionary path but is different from, and is an improvement upon, the previous generations of both GSM/HSPA- and CDMA-based digital radio technologies. LTE networks are designed to provide higher throughput performance and improved efficiencies for 4G LTE wireless voice and data services. Many other major wireless service providers, both domestic and foreign, have also selected LTE as the technology for their 4G LTE deployments. We believe that LTE will provide us with a 4G technology with global scale.

Our network includes various elements of redundancy designed to enhance the reliability of our service. Power and backhaul transport facilities can often become a network’s vulnerability. Consequently, we have battery backup at every switch and virtually every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. We further enhance reliability by providing secondary transport facilities for critical links in the network.

Spectrum and Network Coverage

The spectrum licenses we hold can be used for mobile wireless voice and data communications services, including text and multi-media messaging, location based services, machine-to-machine services and broadband Internet access. We have licenses to provide wireless services on portions of the 800 MHz band (also known as cellular spectrum) and/or 1800-1900 MHz band (also known as PCS spectrum) in areas where virtually all of the population of United States reside. In parts of the United States, we also have licenses for advanced wireless services (AWS) spectrum in segments of the 1700 and 2100 MHz bands. In addition, we hold licenses for portions of the 700 MHz band, including eight licenses that can be used to provide wireless service coverage to the entire United States. We plan on using both our 700 MHz and AWS spectrum to provide advance broadband services, and in December 2010 we began using certain of our 700 MHz licenses for that purpose in connection with the launch of our 4G LTE network.

In addition to our licensed coverage, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in virtually all other areas in the United States where wireless service is available. Certain of our roaming agreements are terminable at will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

We anticipate that we will need additional spectrum in a limited number of our markets to meet future demand. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when offered by the FCC in future spectrum auctions. Although the availability of new spectrum for commercial wireless services and the possible dates of future FCC spectrum auctions are unknown at this time, the FCC and the Obama Administration have been seeking the release of an additional 300 MHz of mobile use spectrum by 2015 and a further 200 MHz by 2020. As we and competing wireless service providers have experienced spectrum shortages in certain markets and have spectrum surpluses in others, we have at times arranged spectrum swaps, and we expect to have opportunities to use the beneficial trading of spectrum licenses in order to meet certain of our capacity and expansion needs in the future, subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

Network Equipment and Build-out

Our primary cell site equipment infrastructure vendors are Alcatel-Lucent, which provides more than half of our cell site equipment, and Motorola and Ericsson, which together provide nearly all of our remaining cell site equipment. We also rely upon Alcatel-Lucent, Motorola and Ericsson for our switching equipment. Alcatel-Lucent and Ericsson are currently our primary network vendors for our LTE network deployments.

As we continue to build and upgrade our existing network, we must complete a variety of steps, including securing rights to a large number of cell site and switch site locations and obtaining zoning and other governmental approvals. In some instances, we have encountered difficulty in obtaining the necessary site leases at commercially reasonable rates and the zoning approvals needed to construct new towers. We utilize tower site management firms, such as Crown Castle International Corp. and American Tower Corporation, as lessors or managers of our existing tower sites upon which our operations depend.

Marketing

We focus our marketing strategy on offering solutions that are targeted to satisfy the needs of our various customer market segments, such as young adults, seniors, families, small to large businesses, global enterprises and the federal government; promoting our brand; leveraging our extensive distribution network; and cross-marketing with Verizon’s other business units and Vodafone.

Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions designed to consistently present our marketing message across all of our markets. Our promotion of the Verizon Wireless brand is complemented by our marketing of the Verizon brand, reinforcing the awareness of our services in shared markets and capitalizing on the size and breadth of our Global Enterprise and Consumer Wireline base.

Sales and Distribution Channels

Our sales strategy is to use a combination of direct, indirect and alternative distribution channels in order to increase customer growth while reducing customer acquisition costs. We rely on third-party providers for device warehousing and distribution.

Direct

Company-Operated Stores. Company-operated stores are a core component of our distribution strategy. We operate stores and kiosks throughout the United States, including store-within-a-store kiosks in many BJ’s Wholesale and PC Richard and Son locations.

Business-to-Business. Our direct channel also includes our business-to-business operations and systems organization, which is focused on supporting the wireless communications needs of our local, regional and national business customers.

Enterprise and Government. We have a dedicated organization to more effectively serve the needs of our largest corporate customers and our federal and other large government accounts. This organization is focused on delivering to these customers integrated, industry-specific solutions to meet their telecommunications needs.

Telemarketing and Web-Based. We have a telemarketing sales force dedicated to handling incoming calls from customers, and we offer fully-automated, end-to-end web-based sales of wireless phones, accessories and service plans.

Indirect

Our agents sell our postpaid and prepaid wireless products and services at retail locations throughout the United States, as well as through the Internet.

Local Agents. We have local agents strategically placed within our markets, in many cases in communities that are not in close proximity to one of our company-operated store locations. The majority of these agents sell both our postpaid and prepaid products and services, and do so under exclusive selling arrangements with us.

National Retailers. High-profile, national retailers, such as Best Buy, Wal-Mart and Target, sell our postpaid and prepaid wireless products and services. Our customers can also purchase the iPhone 4 at Apple stores throughout the United States. In addition, stores, such as Dollar General, Big Lots and various drugstore chains sell our prepaid products and services. These and other national retailers constitute a significant portion of our indirect sales channel. Our ability to attract new subscribers and our revenue could be adversely affected if our relationship with any of our national indirect distributors were terminated or if they shifted the mix of their business to favor other wireless service providers.

OEMs. Our distribution network has been further expanded by forming relationships with OEMs in the computer industry. For example, OEMs such as Dell, Lenovo, Hewlett Packard, Panasonic, OQO and Samsung are embedding EV-DO Mobile Broadband modules into certain of their notebook computer models and tablets, enabling users to activate data service on our network and connect at broadband speeds to corporate networks, e-mail and the Internet.

Bulk Sale of Wireless Access

We sell wireless capacity on a bulk basis. Our traditional wholesale business involves the sale of voice and/or data access to independent companies, such as Tracfone, that in turn resell wireless services to their end users. We had approximately 6.6 million of these wholesale lines as of December 31, 2010. We also sell wireless capacity to support telemetry and telematics services, as described above.

Customer Service, Retention and Satisfaction

We believe that quality customer service is a key differentiator in the wireless industry because it increases customer satisfaction, which reduces the rate at which our customers disconnect individual lines of service (churn). Therefore, satisfying and retaining existing customers is critical to the financial performance of wireless service providers and an essential element of our strategy. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services in order to promote long-term relationships and minimize churn.

We have customer service representatives available 24 hours a day, seven days a week to assist with technical customer issues, as well as dedicated customer service teams to address the specialized needs of our business customers. Customers can also conduct business with us at any time without having to speak with a customer service representative through our enhanced self-serve applications, which allow them to access their account information, make payments and make changes to their accounts. These applications include our interactive voice response system, our web site and applications accessible from a customer’s phone.

We have undertaken a variety of customer retention initiatives, including providing customers with the option to change their service plan at any time to any qualifying wireless service plan without paying any additional fees or requiring any contract extension; instituting an early termination fee that decreases after each full month that a customer remains on their contract; and providing customers with the ability to upgrade their phone prior to the end of their contract term at promotional pricing, provided that the customer signs a new qualifying service contract. We also contact customers at key times during the customer relationship about targeted offers and to provide proactive service plan analysis.

Competition

We compete primarily against three other national wireless service providers: AT&T, Sprint Nextel Corporation and T-Mobile USA. In addition, in many markets we also compete with regional wireless service providers, such as US Cellular, Metro PCS and Leap Wireless. We also compete for retail activations with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale, including those that buy from us. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services. For example, Skype, as well as Google, Apple and others, are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

We believe that the following are the most important competitive factors in our industry:

•

Network reliability, capacity and coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new data service offerings have led to increased customer usage of wireless services, which in turn puts pressure on network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We have begun the deployment of our 4G LTE network. Certain other wireless service providers have also deployed, or are planning to deploy, LTE or other 4G technologies, such as Worldwide Interoperability for Microwave Access (WiMAX).

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape. As the demand for wireless data services continues to grow, wireless services providers are offering service plans that include bundled data packages in varying megabyte or gigabyte sizes or, in some cases, unlimited data usage. In addition, certain wireless service providers are also offering minutes-sharing plans; free mobile-to-mobile calling; offerings of larger bundles of included minutes at attractive price points, with no roaming or long distance charges; calling group features that enable customers to place and receive calls from a group of U.S. phone numbers they designate (including landline numbers) without the call time counting against their minute allotment; and both prepaid and postpaid plans offering unlimited voice and data usage. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price, as well as service plans that meet their needs for both voice and data services.

•

Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting both new-to-wireless customers and customers of other wireless providers. We continually focus on enhancing our customer service. Our competitors also recognize the importance of customer service and are also focusing on improving it.

•

Product and service development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced data products and services. We continue to pursue the development and rapid deployment of new and innovative wireless products and services both independently and in collaboration with application service providers. We also collaborate with various device manufacturers in the development of distinctive smartphones and other wireless devices that can access the growing array of data applications and content available over the Internet. We continue to focus on increasing smartphone penetration throughout our customer base.

•

Sales and distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal combination of varying distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, as well as through our extensive indirect distribution network of retail outlets and prepaid replenishment locations and netbook and notebook OEMs. In addition, we sell wireless access to both traditional resellers, which resell wireless services to their end-users, and to various companies to enable wireless communications for their M2M devices or for their provision of telematics services. See “Marketing—Sales and Distribution Channels.”

•

Capital resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless service providers require significant capital resources. We generate significant cash flow from operations, as do some of our competitors.

Our success will depend on our ability to anticipate and respond to various factors affecting the wireless industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions and pricing strategies of competitors.

Wireline

Background

The Wireline segment provides customers with communications products and services that include voice, Internet access, broadband video and data, IP network services, network access, long distance and other services. We provide these products and services to consumers in the United States, as well as to businesses, government customers and carriers both in the United States and in over 150 other countries around the world. In 2010, Wireline revenues were $41.2 billion, representing approximately 39% of Verizon’s aggregate revenues.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary market targeted by these offerings – mass markets, global enterprise, global wholesale and other.

In July 2010, the Company spun off a subsidiary of Verizon (Spinco) to its stockholders which held defined assets and liabilities of the local exchange business and related landline activities of the Company in predominantly rural areas in 14 states. Immediately following the spin-off, Spinco merged with Frontier Communications Corporation (Frontier) pursuant to a definitive agreement with Frontier. This transaction further focused the Company’s Mass Markets asset base around its fastest growing business – FiOS fiber-optic services.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services to residential and small business subscribers. In partnership with DIRECTV, Verizon also offers satellite television service to enable double- and triple-play offers in non-FiOS markets. In 2010, Mass Markets revenue were $16.3 billion, representing approximately 40% of Wireline’s aggregate revenues.

Our goal is to be the customer’s first choice for communications and entertainment services. To achieve this, we offer a variety of services at different price points.

Video Services. We offer Verizon’s fiber-optic TV and video service as well as market a variety of DIRECTV packages that are delivered over satellite systems. As of December 31, 2010, FiOS TV is available to approximately 12.4 million homes across 11 states: New York, New Jersey, California, Delaware, Texas, Florida, Maryland, Pennsylvania, Massachusetts, Virginia and Rhode Island, as well as the District of Columbia. We believe FiOS TV has features that differentiate it from the competition, including its channel line-up, breadth of high definition content and video on demand, as well as the following:

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

•

FiOS TV Widgets – Viewers have one-touch, on demand access to local weather, traffic and community information and increasingly popular social media applications such as Facebook and Twitter, as well as online commerce opportunities. The widget platform has evolved to an open-development environment, which provides opportunities for third parties to develop enhanced customer features via the FiOS TV product.

•

FlexView – With FlexView, FiOS customers can view nearly 2,000 titles outside the home from a computer, tablet, netbook or compatible mobile phone. We expect that FlexView will also include TV shows in the near future.

Data Services. We offer high speed Internet and FiOS broadband data products with varying downstream and upstream processing speeds. In 2010, we continued to see increased demand for upstream bandwidth to support video and photo sharing in a secure environment. We also enhanced our FiOS offerings with faster speeds. Residential customers can now order FiOS Internet with speeds of up to 150 Mbps downstream and 35 Mbps upstream, which is currently the fastest mass-market broadband service in the United States.

Voice Services. We offer packages that include local exchange, regional, long distance, wire maintenance and voice messaging services, as well as VoIP services, which use the Internet or private broadband networks to transmit voice communications. We also offer calling plans to bundle landline and wireless services with calling features and unlimited calling between a Verizon customer’s home phone and wireless handset, all on a single bill.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multinational corporations and state and federal government customers. Our focus areas of growth in this segment include IP services and value-added solutions that make communications more secure, reliable and efficient. In 2010, Global Enterprise revenues were $15.7 billion, representing approximately 38% of Wireline’s aggregate revenues.

We believe that we are well positioned to take advantage of economic and technological trends in this area. With a strong global IP network and robust service portfolio, we are able to assist customers with their transition to next generation services. Our portfolio of services consists of traditional core voice and data services and strategic services comprised of managed and advanced products and solutions.

On January 27, 2011, Verizon announced that it had entered into a definitive agreement to acquire all of the common stock of Terremark Worldwide, Inc., a global provider of IT infrastructure and cloud services, for $19 per share in cash (or approximately $1.4 billion). Terremark had approximately $0.5 billion of debt outstanding as of December 31, 2010. The acquisition, which is subject to the satisfaction of conditions, including the receipt of a regulatory approval, is expected to close in the first quarter of 2011. The acquisition will enhance Verizon’s offerings to governmental and large enterprise customers.

Core Services. Core voice services consist of a comprehensive portfolio of global voice solutions utilizing traditional voice and newer VoIP technologies. Core data services include frame relay, ATM and private line access technologies. Core services also include providing customer premises equipment, installation, maintenance and site services.

Strategic Services. We have professional services personnel in more than 30 countries to assist customers in adopting new IT solutions, such as application management, infrastructure services, unified communications, contact center solutions and security and business continuity services, as we seek to assist customers in transforming the way they operate.

We have introduced new offerings for multinational corporate and government customers including IT consulting and managed services to help enterprises transition to cloud computing technologies; telehealth collaboration services; consulting services designed to help track and protect corporate data; a cloud-based application performance monitoring service; and solutions to prevent hacker threats to corporate applications.

Our Strategic Services include:

•

Private IP – Our fastest growing service around the world, our multiprotocol label switching (MPLS) based solution enables customers to securely leverage the efficiency, performance and value of IP by increasing the speed of network traffic as it travels over various platforms including IP, ATM and Frame Relay. Due to a new network alliance with Gateway Business Africa, we are expanding our Private IP network capabilities in several African countries. The alliance also allows us to extend the coverage of the Verizon MPLS network to an additional 14 African countries by using interconnection points between the countries’ networks.

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

•

Security – Provides integrated solutions to help companies secure their networks and data. Over the past two years, we have expanded our managed security services portfolio, based on risk issues identified by our investigative response and forensics team. We have also invested in data breach research, culminating in the Verizon Data Breach Investigations Report, the Verizon Payment Card Industry Compliance Report and the ICSA Labs Product Assurance Report, and established a state-of-the art hygienic lab that prevents external contaminants, such as dust, from spoiling sensitive evidence.

In 2010, we began a multi-year reorganization of our Global Enterprise operating model to allow us to continue to be competitive in the information and communication technology market. The goal of this project is to improve the customer experience, our geographic balance, and the global consistency of our operations and to transform our business models and our talent in order to further grow our revenues and our business.

Global Wholesale

Global Wholesale offers switched access and special access services primarily to long distance and other carriers who use our facilities to provide services to their customers. A portion of Global Wholesale revenues is generated by a few large telecommunication companies, many of whom compete directly with us. In 2010, Global Wholesale revenues were $8.4 billion, representing approximately 20% of Wireline’s aggregate revenues.

We offer a comprehensive portfolio of voice, data, value-added business and local telecommunications services to a wide array of customers, including interexchange carriers, resellers, cable service operators, Internet service providers, network and systems integrators and content data network providers. These include:

•

Voice Services. We offer regional access, VoIP services and long distance services both domestically and internationally. We are a leading provider of international voice services, serving customers on six continents and in over 150 countries. In addition, we offer interconnection services for local and wireless service providers who need to terminate traffic in our networks to reach their end users and subscribers.

•

Data Services. We offer a robust portfolio of data services with varying speeds and options to enhance wholesale customer networks and to provide connections to their end users and subscribers. Our data services include: private line special access, fast packet, optical, Ethernet and IP services, each available in multiple options and configurations to support the complex needs of our customers. Our wireless customers in the United States represent the largest growth opportunity in wholesale, as they are significantly building up backhaul connections from their cell sites back to mobile switching centers. At the same time, they are migrating networks from time division multiplexing (TDM) to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a complete suite of services to support the expansion of 3G networks and the roll-out of 4G LTE.

•	Value Added Business Services. Global Wholesale offers value-added business services, leveraging many of the same offerings available in the Global Enterprise portfolio, including:

•	Managed Services – Offers wholesale customers the opportunity to outsource the management of their networks, security, remote access, and web applications to Verizon.

•

Mobility – Enables wholesale customers to complement their portfolio to triple-play or quad-play capability by leveraging wireless devices and services offered through Verizon Wireless and packaged and resold under their own carrier brand.

•	Security – Provides wholesale customers integrated solutions to help their enterprise end users secure their networks and data.

•

Local Services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as collocation, resale and unbundled network elements in compliance with mandated regulation.

Other

Other services include such services as local exchange and long distance services derived from former MCI mass market customers, operator services, pay phone, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220, 1-800-COLLECT and prepaid cards. In 2010, Other revenues were $0.9 billion, representing approximately 2% of Wireline’s aggregate revenues.

Network

In order to provide services to our Mass Markets, Global Enterprise and Global Wholesale customers, we operate advanced telecommunications networks in the United States and around the world.

Our goal is to be the premier broadband and entertainment service provider in the mass market. Network reliability and functionality are key to achieving that goal. Our deployment of Fiber-to-the-Premise (FTTP) access technologies over fiber optic cables provides the highest possible bandwidth to the customer premise based on current technology and allows us the flexibility to adapt our facilities more easily to future product development. For example, new optical terminals can be added to the FTTP network providing greater bandwidth and new services without any additional field construction. Verizon’s recent launch of 150/35 Mbps Internet service delivers the fastest mass-market broadband service in the United States over our FiOS network. Our new Internet service offers three times the downstream speed previously available to FiOS customers. Recent field trials successfully achieved connection speeds of nearly 1 gigabit per second (Gbps) downstream and upstream, and when a more advanced XG-PON2 technology was connected to the network, connection speeds of 10 Gbps were reached on the fiber-optic network, demonstrating the significant headroom built into the FiOS network.

The FTTP network is also supporting the introduction of FlexView, giving FiOS TV customers the ability to take video programming outside of the home and view it on a computer, tablet, netbook or compatible mobile phone. FiOS also supports 3-D programming, including several feature films and the first televised National Football League and Major League Baseball games in 3-D. Other emerging applications that will be supported by our expanded network capacity include high definition video sharing, video telephony, telemedicine and offsite backups and storage services.

In conjunction with the evolution of our access plant, we are also transitioning our metro (local) network infrastructure from traditional TDM/SONET (Synchronous Optical Network)/ATM technologies to Ethernet over Dense Wavelength Division Multiplexing (DWDM). This new optical transport network provides features optimized for video distribution services and high speed data services, while maintaining the level of network reliability achieved with SONET.

To leverage this new network infrastructure and allow for the more efficient sharing of our network across services, we are upgrading our multiplexing and routing infrastructure to use IP, Ethernet and MPLS technologies. In addition, we are migrating from traditional TDM-based voice switching to VoIP. This migration lowers the cost of current data and voice services and creates a network that can offer future multi-media communications services by adding service platforms without requiring widespread network upgrades. We have been focused on growing our Ethernet infrastructure to support the full range of Ethernet private line and E-LAN services locally, domestically and globally. To lower the access cost and provide significant service flexibility, we are using a converged packet access strategy that replaces the private circuit-based customer access and aggregates traffic from multiple customers onto a shared Ethernet and MPLS network. We also continue to focus on emerging optical transport technologies to lower overall cost as we integrate Ethernet, SONET and Optics, and ultra-long-haul technologies.

We have expanded our Virtual Private LAN service to Europe, Asia-Pacific, and additional North American locations. We have focused on the expansion of our private IP network to serve all key international markets with managed Quality of Service-aware IP Virtual Private Network services. Our Public IP network is now interconnected to our private IP network through Security Gateway platforms that allow business customers to extend the reach of their private virtual networks to ‘off-net’ sites, such as employees’ homes, small branch offices and mobile work forces. We have installed additional private IP edge routers for a total of 814 edge routers in 233 sites throughout 61 countries; and added nineteen new converged packet architecture switches, for a total of 153 CPA switches in 132 sites across 36 countries.

We deployed the industry’s first commercial 100G (gigabits per second) ultra-long-haul optical system for live traffic on our European optical core network, and successfully completed other field trials of 100G technology in North America and Great Britain in preparation for further ultra-long-haul deployments. We expect to activate the Europe India Gateway system in early 2011, linking countries/territories between Europe, the Middle East and India, delivering significant network capacity and diversity into emerging international markets. In addition, we added a Japan landing to the Trans-Pacific Express (TPE) submarine cable system connecting the west coast of the United States to China, Korea and Taiwan.

Our Fiber-to-the-Cellsite (FTTCS) backhaul initiative is critical to supporting the substantial growth requirements of expanding 3G and 4G LTE wireless data networks nationwide. To support this initiative, over 8,900 cell site connections were completed in 2010, totaling almost four times the sites completed in 2009.

Customer Service

We are committed to providing superior customer service as a key factor in achieving customer satisfaction and retention. As part of that endeavor, we focus on allowing our customers to conduct business with us in the way that is most convenient for them.

Increasingly, our customers are choosing to do business with us online, including diagnosing and fixing problems and ordering our products and services. In light of this, in 2010, we completed a redesign of our website to make it easier for customers to use. We also deployed In-Home Agent to our broadband and FiOS TV customers. This tool allows our individual and small business customers to self-diagnose and correct issues they may encounter without having to make a call to us or schedule a technician visit.

In addition we enhanced the online experience for our business customers by providing content targeted directly to our major segments to address their particular needs, as well as information about all of our core and strategic solutions.

We provide live 24/7 customer support on all FiOS sales and service issues. We have also undertaken several customer service initiatives, including our FiOS Worry Free Guarantee for consumers and small businesses and our Service Level Agreements for Enterprise and Global Wholesale, which guarantee our service.

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

In the Mass Markets business, cable operators are significant competitors. Cable operators have increased the size and digital capacity of their networks so that they can offer digital products and services. We continue to market competitive bundled offerings that include high-speed Internet access, digital television and voice services. Several major cable operators also offer bundles with wireless services through strategic relationships.

In addition, wireless substitution is an ongoing competitive trend, which we expect to continue as wireless companies position their service as a landline alternative. We also face increasing competition from companies that provide VoIP services. VoIP services are available from a wide range of companies including cable companies, and national and regional providers. Internet portal providers are also entering our competitive space.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale, or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to competitive local exchange carriers at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive, are subject to ongoing review and revision by the FCC and state regulators. See “Regulatory and Competitive Trends” in the 2010 Verizon Annual Report to Shareowners.

In the Global Enterprise business, the customer’s need to reduce technical complexity coupled with the growth opportunity created by technology convergence is driving the expansion of the competitive landscape. Major competitors include system integrators, carriers, hardware and software providers. Some of the biggest companies in IT services are either making acquisitions or forging new alliances to be better positioned for a rebound in technology spending. Most new alliances and acquisitions have focused on emerging fields such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

Global Wholesale competes with traditional carriers for long-haul, voice and IP services. Additionally, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

In addition, companies with a global presence increasingly compete with our wireline businesses. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise and, to a lesser extent, global wholesale markets. We compete with these full, or near-full service providers for large contracts to provide integrated services to global enterprises. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition and which may affect our future revenue growth.

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Customer Service: Customers expect industry leading service from their service providers in the Mass Markets, Global Enterprise and Global Wholesale businesses. As technologies and services evolve, the ability of a carrier to excel in this area is very important for customer acquisition and retention. In Mass Markets, we compete in this area through our service representatives and online support, recently recognized as industry leading by an independent survey organization. In Global Enterprise, we provide our customers with ready access to their system and performance information and conduct proactive testing of the network to identify minor issues before they affect customers. In the Wholesale business, service improvement can be achieved through continued system automation initiatives.

•

Network reliability and bandwidth (speed): As both consumers and small business customers look to leverage high speed connections for entertainment, communications, and productivity, we expect broadband penetration will continue to increase over the next several years. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can deliver against these increasing bandwidth requirements. We are continuing to build out our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the Global Enterprise business.

•

Pricing: Cable, telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also significant as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, portal-based and VoIP calling is free or nearly free to customers and is often supported by advertising revenues.

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

Patents, Trademarks and Licenses

Verizon owns or has licenses to various patents, copyrights, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, copyrights, domain names, trademarks and service marks to protect our intellectual property rights within the United States and abroad, and have significantly increased the rate of such filings each year. Verizon also actively grants licenses, in exchange for appropriate fees or other consideration and subject to appropriate safeguards and restrictions, to other companies that enable such companies to utilize certain Verizon intellectual property rights and proprietary technology as part of their products and services. Such licenses enable such third party licensees to take advantage of the results of Verizon’s research and development efforts. While these licenses result in valuable consideration being paid to Verizon, we do not believe that loss of such consideration, or the expiration of any of our intellectual property rights, would have a material effect on our results of operations.

Verizon periodically receives offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices alleging that our products or services infringe on third party patents or other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, if successful, could require us to pay damages or royalties, or cease offering the relevant products or services.

Acquisitions and Divestitures

“Acquisitions and Divestitures” included in “Other Factors That May Affect Future Results” on page 36 of the 2010 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 37 through 39 of the 2010 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Environmental Matters

“Environmental Matters” included in “Other Factors That May Affect Future Results” on page 39 of the 2010 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information about our executive officers.

Employees

As of December 31, 2010, Verizon and its subsidiaries had approximately 194,400 employees. Unions represent approximately 30% of our employees.

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

Cautionary Statement Concerning Forward-Looking Statements

In this Report we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this Report could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the effects of adverse conditions in the U.S. and international economies;

•	the effects of competition in our markets;

•	materially adverse changes in labor matters, including labor negotiations, and any resulting financial and/or operational impact;

•	the effect of material changes in available technology;

•	any disruption of our key suppliers’ provisioning of products or services;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	the impact of natural disasters, terrorist attacks, breaches of network or information technology security or existing or future litigation and any resulting financial impact not covered by insurance;

•	technology substitution;

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets impacting the cost, including interest rates, and/or availability of financing;

•	any changes in the regulatory environments in which we operate, including any increase in restrictions on our ability to operate our networks;

•	the timing, scope and financial impact of our deployment of broadband technology;

•

changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	our ability to complete acquisitions and dispositions; and

•	the inability to implement our business strategies.

Item 1A. Risk Factors

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future performance. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Adverse conditions in the U.S. and international economies could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services or obtaining products and services under lower-cost programs offered by other companies. Similarly, under these conditions the business customers that we serve in the United States and abroad may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

We face significant competition that may reduce our market share and lower our profits.

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional distinctions between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our services and equipment, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to successfully respond to these competitive challenges, we could lose market share and experience reduced profits.

If we are not able to take advantage of technological developments in the telecommunications industry on a timely basis, we may experience a decline in the demand for our services or may be unable to implement our business strategy.

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

For example, we have selected Long Term Evolution technology (LTE) as our next-generation wireless network access technology. We expect this new technology to enable us to offer a mobile data network with higher speeds and improved efficiencies. Other wireless service providers have announced their plans to adopt LTE as their next-generation technology, and we believe that it will become the principal next-generation global standard. There are risks, however, that these other wireless service providers may delay their deployment of LTE or change their selection and adopt different next-generation technologies, including technologies that are incompatible with ours. As a result, LTE may not become the principal next-generation global standard and may not provide us with the global scale, compatibility and other benefits that we expect in a timely manner or at all. In addition, our ability to deploy LTE on our network successfully and in a timely manner depends on various factors that are beyond our control, including the risk that our suppliers may be unable to manufacture and deliver LTE devices and network equipment on schedule and according to our specifications. Furthermore, our deployment of LTE may not occur at the cost we have estimated. If these risks materialize, our ability to provide next generation wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.

We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as switch and network equipment, handsets and other devices and equipment, that we need in order to operate our business and provide products to our customers. For example, our handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or service on a timely basis or fail to meet our performance expectations, we may be unable to provide products and services as and when requested by our customers. We also may be unable to continue to maintain or upgrade our networks. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas, require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are frequently involved in regulatory and non-regulatory governmental proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful at obtaining the licenses we need to carry out our business strategy or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years that are subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our wireless business, results of operations and financial condition.

The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state level could also adversely affect our business plans. New regulations could restrict the ways in which we can manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, the development of new technologies, such as IP-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation between the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology.

As the holder of 700 MHz C Block licenses, we are required to comply with certain “open access” regulations that the FCC has imposed on all licensees of 700 MHz C Block spectrum. These rules require us to allow customers to use devices and applications of their choice on the LTE network we are deploying on that spectrum, including those obtained from sources other than us or our distributors or dealers, subject to certain technical limitations established by us. The FCC has not yet finally determined what level of access will satisfy the “open access” requirements. Once finally determined, these requirements may increase the costs or limit the revenue-generating potential associated with our use of the C block. In addition, on December 21, 2010, the FCC adopted an order in which it imposed so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. These new rules limit the ways that a broadband Internet access service provider can manage its network and the services it can provide over the network. Given that the scope of the restrictions and many critical terms in this order are not fully defined and given that the order creates procedural mechanisms for parties to complain of violations of the order, it is reasonable to expect litigation to resolve ambiguities, which could lead to yet further regulation. The regulation of broadband activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our broadband networks.

Natural disasters, terrorist attacks or breaches of network or information technology security could have an adverse effect on our business.

Natural disasters, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology (IT) security may cause equipment failures or disrupt our operations. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.

We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and make it more difficult for us to obtain financing for our operations. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could affect our access to financing.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.

With approximately 194,400 employees and approximately 215,400 retirees as of December 31, 2010 participating in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including the recently enacted Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, the enactment of any similar health care reform measures at the state level, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts or additional organizing activity.

As of December 31, 2010, approximately 30% of our workforce was represented by labor unions. Labor contracts covering many of our employees will expire in 2011. Accordingly, in 2011, we will be engaged in negotiations with our labor unions regarding new contracts. Depending on the outcome of these negotiations, we could incur additional costs and/or experience lengthy work stoppages, which could adversely affect our business operations, including a loss of revenue and strained relationships with customers, and we cannot predict the length of any such work stoppage. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact it would have on our costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $212 billion at December 31, 2010 and $230 billion at December 31, 2009, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following at December 31:

	2010	2009
Network equipment	80.3%	80.3%
Land, buildings and building equipment	10.4%	9.8%
Furniture and other	9.3%	9.9%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

	2010	2009
Wireline	67.9%	72.5%
Wireless	30.9%	26.0%
Other	1.2%	1.5%

	100.0%	100.0%

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

Item 3. Legal Proceedings

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

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc, Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in the Idearc, Inc. bankruptcy proceedings, alleges that Idearc Inc. was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust seeks over $9 billion in damages.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2010, there were 738,059 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2010	Fourth Quarter	$36.00	$31.60	$.4875
	Third Quarter*	33.09	25.79	.4875
	Second Quarter*	29.63	24.75	.4750
	First Quarter*	31.26	26.45	.4750

2009	Fourth Quarter*	$31.89	$26.70	$.4750
	Third Quarter*	30.55	26.45	.4750
	Second Quarter*	30.90	26.76	.4600
	First Quarter*	32.48	24.39	.4600

* Prices have been adjusted to reflect the spinoff of certain of Verizon’s local exchange business and related landline activities in 14 states.

On February 3, 2011, the Board approved a share buyback program which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2014. The Board also determined that no additional shares were to be purchased under the previously authorized buyback program. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Board may also enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

During the fourth quarter of 2010, Verizon did not repurchase any shares of Verizon common stock. At December 31, 2010, the maximum number of shares that could be purchased by or on behalf of Verizon under the share buyback program in place at that time was 60,015,938.

For other information required by this item, see the section entitled “Stock Performance Graph” on page 13 of the 2010 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included in the 2010 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 13, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2010 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 39, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2010 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 33, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2010 Verizon Annual Report to Shareowners on pages 42 through 75, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2010.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2010 Verizon Annual Report to Shareowners on pages 40 and 41 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Ivan G. Seidenberg	64	Chairman and Chief Executive Officer	2000
Lowell C. McAdam	56	President and Chief Operating Officer	2010
Robert J. Barish	49	Senior Vice President and Controller	2009
John W. Diercksen	61	Executive Vice President – Strategy, Development and Planning	2003
Roger Gurnani	50	Executive Vice President and Chief Information Officer	2010
Daniel S. Mead	57	Executive Vice President and President and Chief Executive Officer – Verizon Wireless Joint Venture	2010
Anthony J. Melone	50	Executive Vice President and Chief Technology Officer	2010
Randal S. Milch	52	Executive Vice President and General Counsel	2008
Marc C. Reed	52	Executive Vice President – Human Resources	2004
Virginia P. Ruesterholz	49	Executive Vice President and President – Verizon Services Operations	2009
Francis J. Shammo	50	Executive Vice President and Chief Financial Officer	2010
Thomas J. Tauke	60	Executive Vice President – Public Affairs, Policy and Communications	2004

Prior to serving as an executive officer, each of the above officers has held high level managerial positions with the company or one of its subsidiaries for at least five years. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

For other information required by this item, see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices,” “About the Board of Directors and its Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	63,616,937	$ 42.61	112,930,698
Equity compensation plans not approved by security holders	306,333	35.78	–

Total	63,923,270	42.57	112,930,698

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “About Verizon’s Governance Practices” and “About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2010. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	29

(5)	Exhibits

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended, effective as of December 3, 2009 (filed as Exhibit 3b to Form 8-K dated December 7, 2009 and incorporated herein by reference).

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

10g	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10h	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10i	Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

	10i(i)	Restricted Stock Unit Agreement 2008-10 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).**

	10i(ii)	Performance Stock Unit Agreement 2008-10 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).**

		10i(ii)(a)	Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2008 and incorporated by reference).**

	10i(iii)	Restricted Stock Unit Agreement 2009-11 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

	10i(iv)	Performance Stock Unit Agreement 2009-11 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

		10i(iv)(a)	Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

	10i(v)	Special Performance Stock Unit Agreement (filed as Exhibit 10j(vii) to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

	10i(vi)	Performance Stock Unit Agreement 2010-12 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

		10i(vi)(a)	Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

	10i(vii)	Restricted Stock Unit Agreement 2010-12 Award Cycle (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference ).**

10j

GTE’s Long-Term Incentive Plan, as amended (Exhibit B to GTE’s 1997 Proxy Statement and Exhibit 10.5 to GTE’s 1998 Form 10-K for the year ended December 31, 1998, File No. 1-2755); Description of Amendments (filed as Exhibit 10l to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10k	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10l	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10l(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10m	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference). **

	10m(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10n	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10o

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10p	Description of Bell Atlantic Senior Management Estate Management Plan (filed as Exhibit 10rr to Form 10-K for year ended December 31, 1997 and incorporated herein by reference).**

10q	fGTE Executive Retiree Life Insurance Plan filed herewith.**

10r	NYNEX Supplemental Life Insurance Plan (filed as Exhibit No. 10 iii 21 to NYNEX’s Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10s	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009, filed herewith.**

10t	Summary Plan Description of Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10u	Employment Agreement between Verizon and Marc C. Reed (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).**

10v	Form of Aircraft Time Sharing Agreement filed herewith.**

10w	Consultant Agreement between Verizon and Doreen A. Toben (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10x	Description of the Split-Dollar Insurance Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10x(i)	Description of Changes to Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10y	Employment Agreement between Verizon and Thomas J. Tauke (filed as Exhibit 10b to Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).**

10z	Form of Employment Agreement between Verizon and Band 1 Senior Management Employee (filed as Exhibit 10gg to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10z(i)

Form of Addendum to Employment Agreement between Verizon and Band 1 Senior Management Employee (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10aa

Form of Amendment to Employment Agreement between Verizon and Band 1 Senior Management Employee (filed as Exhibit 10e to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

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

10ee

Agreement and Plan of Merger dated as of May 13, 2009 by and among Verizon, New Communications Holdings Inc. and Frontier Communications Corporation (filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

	10ee(i)	Amendment No. 1 to Agreement and Plan of Merger (filed as Exhibit 2.1(i) to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

10ff

Distribution Agreement by and between Verizon and New Communications Holdings Inc. dated as of May 13, 2009 (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

	10ff(i)	Amendment No. 1 to Distribution Agreement (filed as Exhibit 10a(i) to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

10gg

Cellco Partnership Amended and Restated Partnership Agreement among the Bell Atlantic Group and the Vodafone Group, dated as of April 3, 2000 (filed August 24, 2000 as Exhibit 10.3 to the Verizon Wireless Inc. Registration Statement on Form S-1 (No. 333-44394) and incorporated herein by reference).

10hh

Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 10, 2000 (filed July 10, 2002 as Exhibit 3.3.1 to Cellco Partnership’s Registration Statement on Form S-4 (No. 333-92214) and incorporated herein by reference).

10ii

Amendment to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 24, 2003 (filed as Exhibit 3.3.2 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 333-92214) and incorporated herein by reference).

10jj

Amendment No. 3 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of February 6, 2004 (filed as Exhibit 3.3.3 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (No. 333-92214) and incorporated herein by reference).

10kk

Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010 (filed as Exhibit 3.1 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 333-92214) and incorporated herein by reference).

10ll	Amendment No. 5 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of January 21, 2011, filed herewith.

10mm	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13

Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2010 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

18	Preferability Letter, dated February 28, 2011, from Ernst & Young LLP, Verizon’s Independent Registered Public Accounting Firm filed herewith.

21	List of principal subsidiaries of Verizon filed herewith.

23	Consent of Ernst & Young LLP filed herewith.

24	Power of Attorney filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

** Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2010, 2009 and 2008

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible
Accounts Receivable:
Year 2010	$976	$1,246	$103	$1,449	$876
Year 2009	941	1,306	418	1,689	976
Year 2008	1,025	1,085	474	1,643	941

Valuation Allowance for Deferred Tax Assets:
Year 2010	$2,942	$675	$4	$200	$3,421
Year 2009	2,995	404	43	500	2,942
Year 2008	2,944	127	404	480	2,995

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

VERIZON COMMUNICATIONS INC.

By:	/s/ Robert J. Barish	Date: February 28, 2011
Robert J. Barish Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Chairman and Chief Executive Officer	February 28, 2011

Principal Financial Officer:

/s/ Francis J. Shammo Francis J. Shammo	Executive Vice President and Chief Financial Officer	February 28, 2011

Principal Accounting Officer:

/s/ Robert J. Barish Robert J. Barish	Senior Vice President and Controller	February 28, 2011

/s/ * Ivan G. Seidenberg	Director	February 28, 2011

/s/ * Richard L. Carrión	Director	February 28, 2011

/s/ * M. Frances Keeth	Director	February 28, 2011

/s/ * Robert W. Lane	Director	February 28, 2011

/s/ * Sandra O. Moose	Director	February 28, 2011

/s/ * Joseph Neubauer	Director	February 28, 2011

/s/ * Donald T. Nicolaisen	Director	February 28, 2011

/s/ * Thomas H. O’Brien	Director	February 28, 2011

/s/ * Clarence Otis, Jr.	Director	February 28, 2011

/s/ * Hugh B. Price	Director	February 28, 2011

/s/ * Rodney E. Slater	Director	February 28, 2011

/s/ * John W. Snow	Director	February 28, 2011

/s/ * John R. Stafford	Director	February 28, 2011

*By : /s/ Robert J. Barish Robert J. Barish (as attorney-in-fact)