Form 10-Q
period 2011-03-31
VERIZON COMMUNICATIONS INC
filed 2011-04-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

At March 31, 2011, 2,829,078,226 shares of the registrant’s common stock were outstanding, after deducting 138,531,893 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2011	2010

Operating Revenues	$26,990	$26,913

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,229	10,652
Selling, general and administrative expense	7,284	7,698
Depreciation and amortization expense	4,024	4,122

Total Operating Expenses	22,537	22,472

Operating Income	4,453	4,441
Equity in earnings of unconsolidated businesses	101	133
Other income and (expense), net	36	46
Interest expense	(709)	(680)

Income Before Provision For Income Taxes	3,881	3,940
Provision for income taxes	(617)	(1,622)

Net Income	$3,264	$2,318

Net income attributable to noncontrolling interest	$1,825	$1,875
Net income attributable to Verizon	1,439	443

Net Income	$3,264	$2,318

Basic Earnings Per Common Share
Net income attributable to Verizon	$.51	$.16
Weighted-average shares outstanding (in millions)	2,830	2,836

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.51	$.16
Weighted-average shares outstanding (in millions)	2,834	2,837

Dividends declared per common share	$0.4875	$0.4750

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2011	At December 31, 2010

Assets
Current assets
Cash and cash equivalents	$14,007	$6,668
Short-term investments	723	545
Accounts receivable, net of allowances of $859 and $876	11,028	11,781
Inventories	1,245	1,131
Prepaid expenses and other	2,920	2,223

Total current assets	29,923	22,348

Plant, property and equipment	211,704	211,655
Less accumulated depreciation	123,459	123,944

	88,245	87,711

Investments in unconsolidated businesses	3,732	3,497
Wireless licenses	73,049	72,996
Goodwill	21,993	21,988
Other intangible assets, net	5,655	5,830
Other assets	5,511	5,635

Total assets	$228,108	$220,005

Liabilities and Equity
Current liabilities
Debt maturing within one year	$11,823	$7,542
Accounts payable and accrued liabilities	13,810	15,702
Other	7,114	7,353

Total current liabilities	32,747	30,597

Long-term debt	49,374	45,252
Employee benefit obligations	27,543	28,164
Deferred income taxes	23,578	22,818
Other liabilities	6,002	6,262

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,914	37,922
Reinvested earnings	4,427	4,368
Accumulated other comprehensive income	1,293	1,049
Common stock in treasury, at cost	(5,189)	(5,267)
Deferred compensation – employee stock ownership plans and other	246	200
Noncontrolling interest	49,876	48,343

Total equity	88,864	86,912

Total liabilities and equity	$228,108	$220,005

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ending March 31,
(dollars in millions) (unaudited)	2011	2010

Cash Flows from Operating Activities
Net Income	$3,264	$2,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,024	4,122
Employee retirement benefits	373	543
Deferred income taxes	790	2,445
Provision for uncollectible accounts	270	371
Equity in earnings of unconsolidated businesses, net of dividends received	(86)	(120)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,070)	(1,043)
Other, net	(1,530)	(1,552)

Net cash provided by operating activities	5,035	7,084

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,363)	(3,423)
Acquisitions of licenses, investments and businesses, net of cash acquired	(104)	(274)
Net change in short-term investments	24	(40)
Other, net	68	114

Net cash used in investing activities	(4,375)	(3,623)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,440	–
Repayments of long-term borrowings and capital lease obligations	(552)	(519)
Increase (decrease) in short-term obligations, excluding current maturities	2,384	(97)
Dividends paid	(1,379)	(1,347)
Proceeds from sale of common stock	70	–
Other, net	(284)	(470)

Net cash provided by (used in) financing activities	6,679	(2,433)

Increase in cash and cash equivalents	7,339	1,028
Cash and cash equivalents, beginning of period	6,668	2,009

Cash and cash equivalents, end of period	$14,007	$3,037

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

Revenue Recognition – Multiple Deliverable Arrangements

In both our Domestic Wireless and Wireline segments, we offer products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

On January 1, 2011, we prospectively adopted the accounting standard updates regarding revenue recognition for multiple deliverable arrangements, and arrangements that include software elements. These updates require a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence (VSOE) nor third party evidence (TPE) of selling price exists. The residual method of revenue allocation is no longer permissible. These accounting standard updates do not change our units of accounting for bundled arrangements, nor do they materially change how we allocate arrangement consideration to our various products and services. Accordingly, the adoption of these standard updates did not have a significant impact on our consolidated financial statements. Additionally, we do not currently foresee any changes to our products, services or pricing practices that will have a significant effect on our consolidated financial statements in periods after the initial adoption, although this could change.

Domestic Wireless

Our Domestic Wireless segment earns revenue by providing access to and usage of its network, which includes voice and data revenue. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record the revenue gross at the time of the sale.

Wireless bundled service plans primarily consist of wireless voice and data services. The bundling of a voice plan with a text messaging plan (“Talk & Text”), for example, creates a multiple deliverable arrangement consisting of a voice component and a data component in the form of text messaging. For these arrangements revenue is allocated to each deliverable using a relative selling price method. Under this method, arrangement consideration is allocated to each separate deliverable based on our standalone selling price for each product or service, up to the amount that is not contingent upon providing additional services. For equipment sales, we currently subsidize the cost of wireless devices. The amount of this subsidy is contingent on the arrangement and terms selected by the customer. The equipment revenue is recognized up to the amount collected when the wireless device is sold.

Wireline

Our Wireline segment earns revenue based upon usage of its network and facilities and contract fees. In general, fixed monthly fees for voice, video, data and certain other services are billed one month in advance and recognized when earned. Revenue from services that are not fixed in amount and are based on usage is generally billed in arrears and recognized when service is rendered.

We sell each of the services offered in bundled arrangements (i.e., voice, video and data), as well as separately; therefore each product or service has a standalone selling price. For these arrangements revenue is allocated to each deliverable using a relative selling price method. Under this method, arrangement consideration is allocated to each separate deliverable based on our standalone selling price for each product or service. These services include FiOS services, individually or in bundles, and High Speed Internet.

When we bundle equipment with maintenance and monitoring services, we recognize equipment revenue when the equipment is installed in accordance with contractual specifications and ready for the customer’s use. The maintenance and monitoring services are recognized monthly over the term of the contract as we provide the services. Long-term contracts for equipment installation are accounted for using the percentage of completion method. We use the completed contract method if we cannot estimate the costs with a reasonable degree of reliability. For certain products and services, where neither VSOE nor TPE exists, we determine relative selling price based on our best estimate of the standalone selling price taking into consideration market conditions, as well as company specific factors such as geography, competitive landscape, internal costs and general pricing practices.

Leasing Arrangements

At each reporting period, we monitor the credit quality of the various lessees in our portfolios. Regarding the leveraged lease portfolio, external credit reports are used where available and where not available we use internally developed indicators. These indicators or internal credit risk grades factor historic loss experience, the value of the underlying collateral, delinquency trends, industry and general economic conditions. The credit quality of our lessees vary from AAA to B-. All accounts are current as of the end of this reporting period. For each reporting period the leveraged leases within the portfolio are reviewed for indicators of impairment where it is probable the rent due according to the contractual terms of the lease will not be collected.

Earnings Per Common Share

There were a total of approximately 4 million and 1 million stock options and restricted stock units outstanding included in the computation of diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 20 million weighted-average shares and 90 million weighted-average shares for the three months ended March 31, 2011 and 2010, respectively.

2.	Acquisitions and Divestitures

Terremark Worldwide, Inc.

During April 2011, we closed our previously announced acquisition of Terremark Worldwide, Inc. (Terremark), a global provider of information technology infrastructure and cloud services, for $19 per share in cash (or approximately $1.4 billion). Immediately prior to the closing, Terremark had debt obligations of approximately $0.6 billion. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. Prior to the closing of the merger, Verizon had acquired approximately 96.6% of the outstanding shares of Terremark via a tender offer. The acquisition is expected to enhance Verizon’s offerings to business and government customers globally.

The acquisition will be accounted for as a business combination. While Verizon has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the amounts of assets and liabilities arising from contingencies and the amount of goodwill to be recognized as of the acquisition date, the initial purchase price allocation is not yet available.

Telephone Access Line Spin-off

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of a newly formed subsidiary of Verizon (Spinco) to Verizon stockholders and the merger of Spinco with Frontier Communications Corporation (Frontier). The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 include these operations prior to the completion of the spin-off.

During the three months ended March 31, 2010, we recorded pre-tax charges of $0.1 billion, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction, and professional advisory and legal fees in connection with this transaction.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the acquisition of Alltel Corporation (Alltel) in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $0.2 billion in cash. During the second quarter of 2010, Verizon Wireless completed both transactions.

Other

On August 23, 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $0.2 billion. These assets were acquired to enhance Verizon Wireless’ network coverage in these operating markets. The purchase price allocation primarily resulted in $0.1 billion of wireless licenses and $0.1 billion in goodwill.

Merger Integration and Acquisition Related Charges

During the three months ended March 31, 2010, we recorded merger integration charges of $0.1 billion related to the Alltel acquisition, primarily for trade name amortization and the decommissioning of overlapping cell sites.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2011	$72,996
Capitalized interest on wireless licenses	51
Reclassifications, adjustments and other	2

Balance at March 31, 2011	$73,049

During the year ended December 31, 2010, approximately $12.2 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs. In December 2010, a substantial portion of these licenses were placed in service in connection with our deployment of fourth-generation Long-Term Evolution technology services. During the three months ended March 31, 2011, approximately $3.3 billion of wireless licenses remained under development for commercial service.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at January 1, 2011	$17,869	$4,119	$21,988
Reclassifications, adjustments and other	–	5	5

Balance at March 31, 2011	$17,869	$4,124	$21,993

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2011			At December 31, 2010

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 8 years)	$3,152	$(1,674)	$1,478	$3,150	$(1,551)	$1,599
Non-network internal-use software (3 to 7 years)	8,670	(4,875)	3,795	8,446	(4,614)	3,832
Other (2 to 25 years)	640	(258)	382	885	(486)	399

Total	$12,462	$(6,807)	$5,655	$12,481	$(6,651)	$5,830

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended March 31,
2011	$370
2010	457

Estimated annual amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
2011	$1,510
2012	1,288
2013	1,107
2014	790
2015	583

4.	Debt

Changes to debt during the three months ended March 31, 2011 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2011	$7,542	$45,252	$52,794
Proceeds from long-term borrowings	–	6,440	6,440
Repayments of long-term borrowings and capital leases obligations	(552)	–	(552)
Increase in short-term obligations, excluding current maturities	2,384	–	2,384
Reclassifications of long-term debt	2,250	(2,250)	–
Other	199	(68)	131

Balance at March 31, 2011	$11,823	$49,374	$61,197

During March 2011, Verizon issued $6.25 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $6.19 billion, net of discounts and issuance costs. The net proceeds will be used for the repayment of commercial paper, the retirement of certain outstanding notes issued by our telephone operating company subsidiaries and other general corporate purposes. The issuances consisted of the following: $1.0 billion Notes due 2014 that bear interest at a rate equal to three-month London Interbank Offered Rate (LIBOR) plus 0.61%, $1.5 billion 1.95% Notes due 2014, $1.25 billion 3.00% Notes due 2016, $1.5 billion 4.60% Notes due 2021 and $1.0 billion 6.00% Notes due 2041. In addition, during 2011, $0.5 billion of 5.35% Verizon Communications Notes matured and were repaid and we utilized $0.3 billion of a fixed rate vendor financing facility.

During April 2011, we redeemed $1.0 billion of 5.65% Verizon Pennsylvania Inc. Debentures due November 15, 2011 at a redemption price of 102.9% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption and $1.0 billion of 6.50% Verizon New England Inc. Debentures due September 15, 2011 at a redemption price of 102.3% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption. The redemption of these debentures resulted in a net loss that was not significant. We also terminated the related interest rate swaps with a notional value totaling $1.0 billion.

Guarantees

We guarantee the debt obligations of GTE Corporation (but not the debt of its subsidiary or affiliate companies) that were issued and outstanding prior to July 1, 2003. As of March 31, 2011, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of March 31, 2011, the unused borrowing capacity under a $6.2 billion three-year credit facility with a group of major financial institutions was approximately $6.1 billion. On April 15, 2011, we amended this facility primarily to reduce fees and borrowing costs and extend the maturity date to October 15, 2014.

5. Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2011:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$287	$–	$–	$287
Fixed income securities	184	252	–	436
Other Current Assets:
Interest rate swaps	–	29	–	29
Cross currency swaps	–	59	–	59
Other Assets:
Equity securities	129	–	–	129
Fixed income securities	206	769	–	975
Interest rate swaps	–	255	–	255
Cross currency swaps	–	158	–	158

Total	$806	$1,522	$–	$2,328

(1)quoted prices in active markets for identical assets or liabilities

(2)observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)no observable pricing inputs in the market

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2011.

Fair Value of Short-term and Long-term Debt

The fair value of our short-term and long-term debt, excluding capital leases which is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates, was as follows:

	At March 31, 2011		At December 31, 2010

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$60,874	$66,920	$52,462	$59,020

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

We measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive income and recognized in earnings when the hedged item is recognized in earnings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on LIBOR. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $0.3 billion at March 31, 2011 and December 31, 2010, respectively, and is primarily included in Other assets and Long-term debt. As of March 31, 2011, the total notional amount of these interest rate swaps was $9.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during 2010, we entered into forward interest rate swaps with a total notional value of $1.4 billion. We have designated these contracts as cash flow hedges. The fair value of these contracts was $0.1 billion at December 31, 2010 and the contracts were included in Other assets. On or before February 7, 2011, we terminated these forward interest rate swaps.

Cross Currency Swaps

Our domestic wireless business, operating as Verizon Wireless, has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps, primarily included in Other assets, was approximately $0.2 billion and $0.1 billion at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011 and 2010, a pretax gain of $0.1 billion and a pretax loss of $0.1 billion, respectively, were recognized in Other comprehensive income, which was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

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

Restricted Stock Units

The Plan provides for grants of Restricted Stock Units (RSUs) that generally vest at the end of the third year after the grant. The RSUs granted prior to January 1, 2010 are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Verizon common stock. The RSUs granted subsequent to January 1, 2010 are classified as equity awards because the RSUs will be paid in Verizon common stock upon vesting. The RSU equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	20,923	32,380
Granted	5,575	8,751
Payments	(7,564)	(12,137)
Cancelled/Forfeited	(55)	(83)

Outstanding, March 31, 2011	18,879	28,911

As of March 31, 2011, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over a weighted-average period of approximately two years.

The RSUs granted in 2011, and classified as equity awards, have a weighted average grant date fair value of $36.38 per unit.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	56,844	$44.25
Exercised	(2,787)	34.76
Cancelled/Forfeited	(19,079)	52.05

Outstanding, March 31, 2011	34,978	40.75

All stock options outstanding at March 31, 2011 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of March 31, 2011, all VARs were fully vested. We have not granted new VARs since 2004.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	11,569	$13.11
Exercised	(416)	14.13
Cancelled/Forfeited	(19)	15.62

Outstanding, March 31, 2011	11,134	13.06

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended March 31,	2011	2010	2011	2010
Service cost	$77	$91	$75	$78
Amortization of prior service cost	18	28	(14)	94

Subtotal	95	119	61	172
Expected return on plan assets	(494)	(550)	(41)	(63)
Interest cost	397	453	355	412

Net periodic benefit (income) cost	$(2)	$22	$375	$521

Severance Payments

During the three months ended March 31, 2011, we paid severance benefits of $0.2 billion. At March 31, 2011, we had a remaining severance liability of $1.4 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2011.

Employer Contributions

During the three months ended March 31, 2011, we contributed $0.4 billion to our qualified pension trusts, $42 million to our nonqualified pension plans and $0.3 billion to our other postretirement benefit plans. We do not expect to make additional qualified pension plan contributions during the remainder of 2011.

Medicare Part D Subsidy

Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act), beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. As a result, Verizon recorded a one-time, non-cash income tax charge of $1.0 billion in the first quarter of 2010 to reflect the impact of this change.

8.	Equity and Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Three Months Ended March 31, 2011
(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$38,569	$48,343	$86,912

Net income	1,439	1,825	3,264
Other comprehensive income (loss)	244	(2)	242

Comprehensive income	1,683	1,823	3,506

Contributed capital	(8)	–	(8)
Dividends declared	(1,380)	–	(1,380)
Common stock in treasury	78	–	78
Distributions and other	46	(290)	(244)

Balance at end of period	$38,988	$49,876	$88,864

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc.’s 45% ownership interest in Verizon Wireless.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income, net of income tax expense (benefit), are described below.

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Net Income	$3,264	$2,318
Other comprehensive income, net of taxes
Foreign currency translation adjustments	214	(194)
Net unrealized gain on cash flow hedges	31	3
Unrealized gain on marketable securities	–	16
Defined benefit pension and postretirement plans	(1)	157

Other comprehensive income (loss) attributable to Verizon	244	(18)
Other comprehensive income (loss) attributable to noncontrolling interest	(2)	4

Total Comprehensive Income	$3,506	$2,304

Comprehensive income attributable to noncontrolling interest	$1,823	$1,879
Comprehensive income attributable to Verizon	1,683	425

Total Comprehensive Income	$3,506	$2,304

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to cross currency swaps (see Note 5).

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three months ended March 31, 2011 was primarily driven by the devaluation of the U.S. dollar against the Euro. The change in Foreign currency translation adjustments for the three months ended March 31, 2010 was primarily driven by the strengthening of the U.S. dollar against the Euro.

Unrealized Gain on Marketable Securities

Gross unrealized gains and losses on marketable securities for the three months ended March 31, 2011 and 2010 were not significant.

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At March 31, 2011	At December 31, 2010
Foreign currency translation adjustments	$1,057	$843
Net unrealized gain on cash flow hedges	157	126
Unrealized gain on marketable securities	79	79
Defined benefit pension and postretirement plans	–	1

Accumulated Other Comprehensive Income	$1,293	$1,049

9.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs, lease financing, as well as divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other during the three months ended March 31, 2010 includes a non-cash adjustment of $33 million, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods.

Our segments and their principal activities consist of the following:

Segment	Description
Domestic Wireless	Domestic Wireless provides communications products and services which include wireless voice and data services and equipment sales to consumer, business and government customers in the United States.

Wireline

Wireline’s communications products and services include voice, Internet access, broadband video and data, Internet protocol network services, network access, long distance and other services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and in over 150 other countries around the world.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
External Operating Revenues
Domestic Wireless
Retail service	$13,659	$13,046
Other service	637	432

Service revenue	14,296	13,478

Equipment	1,687	991
Other	877	850

Total Domestic Wireless	16,860	15,319

Wireline
Consumer retail	3,383	3,320
Small business	692	706

Mass Markets	4,075	4,026

Strategic services	1,774	1,573
Other	2,045	2,206

Global Enterprise	3,819	3,779

Global Wholesale	1,740	1,978
Other	201	255

Total Wireline	9,835	10,038

Total segments	26,695	25,357
Corporate, eliminations and other	295	1,556

Total consolidated – reported	$26,990	$26,913

Intersegment Revenues
Domestic Wireless	$21	$(7)
Wireline	312	337

Total segments	333	330
Corporate, eliminations and other	(333)	(330)

Total consolidated – reported	$–	$–

Total Operating Revenues
Domestic Wireless	$16,881	$15,312
Wireline	10,147	10,375

Total segments	27,028	25,687
Corporate, eliminations and other	(38)	1,226

Total consolidated – reported	$26,990	$26,913

Operating Income
Domestic Wireless	$4,351	$4,333
Wireline	288	121

Total segments	4,639	4,454
Reconciling items	(186)	(13)

Total consolidated – reported	$4,453	$4,441

(dollars in millions)	At March 31, 2011	At December 31, 2010
Assets
Domestic Wireless	$141,365	$138,863
Wireline	84,819	83,849

Total segments	226,184	222,712
Reconciling items	1,924	(2,707)

Total consolidated – reported	$228,108	$220,005

A reconciliation of the segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Total segment operating revenues	$27,028	$25,687
Deferred revenue adjustment	–	33
Impact of divested operations (Note 2)	–	1,278
Corporate and other	(38)	(85)

Total consolidated operating revenues	$26,990	$26,913

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Total segment operating income	$4,639	$4,454
Impact of divested operations (Note 2)	–	415
Deferred revenue adjustment	–	33
Merger integration and acquisition costs (Note 2)	–	(105)
Access line spin-off related charges (Note 2)	–	(145)
Corporate and other	(186)	(211)

Total consolidated operating income	4,453	4,441

Equity in earnings of unconsolidated businesses	101	133
Other income and (expense), net	36	46
Interest expense	(709)	(680)

Income Before Provision For Income Taxes	$3,881	$3,940

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2011 and 2010.

10.	Commitments and Contingencies

We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims that, individually or in the aggregate, were not significant. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

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

Subsequent to the sale of Verizon Information Services Canada in 2004, we continue to provide a guarantee to publish directories, which was issued when the directory business was purchased in 2001 and had a 30-year term (before extensions). The preexisting guarantee continues, without modification, despite the subsequent sale of Verizon Information Services Canada and the spin-off of our domestic print and Internet yellow pages directories business. The possible financial impact of the guarantee, which is not expected to be adverse, cannot be reasonably estimated as a variety of the potential outcomes available under the guarantee result in costs and revenues or benefits that may offset each other. We do not believe performance under the guarantee is likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly diverse workforce of approximately 196,200 employees as of March 31, 2011.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless voice and data markets, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended March 31, 2011, consolidated revenue increased 0.3% compared to the similar period in 2010 primarily due to higher revenues in our growth markets, including:

•

In Domestic Wireless, during the three months ended March 31, 2011 compared to the similar period in 2010, retail postpaid data average revenue per customer per month (ARPU) increased by 17.3% to $20.51.

•

In Wireline, during the three months ended March 31, 2011, total broadband and video revenues were approximately $1.9 billion, and revenues from strategic services grew 12.8% compared to the similar period in 2010 to represent more than 46% of total Global Enterprise revenues.

These higher revenues were partially offset by lower revenue in the Wireline segment resulting from a decline in total voice connections and decreased minutes of use (MOUs). We continue to develop and market innovative product and service offerings to include local, long distance, wireless, broadband data and video services for consumer, business and government customers. During April 2011, we closed the acquisition of Terremark Worldwide Inc. and improved our competitive position in the managed hosting and cloud services space. We anticipate that these efforts will help counter the effects of competition and technology substitution, and enable us to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the United States. As of March 31, 2011, total connections increased 6.1% to 104.0 million compared to March 31, 2010. As the demand for wireless data services grows, we continue to increase our data revenues by expanding our penetration of data services as a result of increased sales of smartphones and other data-capable devices. In 2010, we launched our fourth-generation (4G) Long-Term Evolution technology (LTE) mobile broadband network in 38 markets. During the first quarter of 2011, we announced over 100 additional markets where we will deploy LTE. By the end of 2011, we expect LTE to be available in more than 175 markets, including those already announced, covering a population of more than 185 million people throughout the country.

In our wireline business, our goal is to become the leading provider of communications products and services in each of the markets in which we operate.

During the three months ended March 31, 2011, in Wireline:

•	we added 98,000 net wireline broadband connections, including 207,000 net new FiOS Internet subscribers, for a total of 8.5 million connections, including 4.3 million FiOS Internet subscribers; and,

•	we added 192,000 net new FiOS TV subscribers, for a total of 3.7 million FiOS TV subscribers.

As of March 31, 2011, we achieved penetration rates of 33.1% and 29.1% for FiOS Internet and FiOS TV, respectively. With FiOS, we have created the opportunity to increase revenue per customer as well as improve Wireline profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

We are also focused on gaining market share in our enterprise business through the expansion of strategic service offerings, including expansion of our Voice over Internet Protocol (VoIP) and international Ethernet capabilities, managed network and cloud services and security solutions.

Profitability Improvement – Our goal is to increase operating income and margins. Strong wireless data and FiOS revenue growth continue to positively impact operating results. In addition, we are seeing increasing stability in the economy, which has positively impacted our revenues in the business market. If the economic recovery continues, it should positively impact our revenue and profitability in future quarters. However, we remain focused on cost controls with the objective of driving efficiencies.

Operational Efficiency – While focusing resources on revenue growth and market share gains, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements, including self-service initiatives. These and other efforts, such as supply chain initiatives, real estate consolidation, call center routing improvements, a centralized shared services organization, and information technology and marketing efforts, have led to changes in our cost structure with a goal of maintaining and improving operating income margins.

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitor customer satisfaction in all facets of our business. In addition, we are focused on providing the highest network reliability and innovative products and services. Our 4G LTE network received numerous third-party accolades addressing the superior speed and performance of our network. During the three months ended March 31, 2011, we invested $4.4 billion in capital expenditures.

Performance and Values-Based Culture – We embrace a performance and values-based culture that demonstrates our commitment to integrity, respect, performance excellence, accountability, and putting our customers first. Our individual and team objectives are tied to Verizon’s strategic imperatives. Key objectives of our compensation programs are pay-for-performance and the alignment of executives’ and stockholders’ long-term interests. We also employ a highly diverse workforce, as respect for diversity is an integral part of Verizon’s culture and a critical element of our competitive success.

Trends

Information related to trends affecting our business was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. The March 2011 earthquake and tsunami in Japan did not have a significant adverse impact on our operations or financial results during the first quarter of 2011. We experienced minimal disruptions to the operability of our networks and our supply chains. We are continuing to work with our suppliers to assess whether and to what extent these events may impact the future availability of network components and wireless devices. There have been no significant changes to previously discussed trends.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our segment results. We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Wireless and Wireline. In the “Segment Results of Operations” section, we review the performance of our two reportable segments.

Corporate, eliminations and other includes unallocated corporate expenses such as certain pension and other employee benefit related costs, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing and divested operations, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

Consolidated Revenues

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010

Domestic Wireless
Service revenue	$14,311	$13,466	$845	6.3%
Equipment and other	2,570	1,846	724	39.2

Total	16,881	15,312	1,569	10.2
Wireline
Mass Markets	4,078	4,028	50	1.2
Global Enterprise	3,816	3,779	37	1.0
Global Wholesale	2,042	2,299	(257)	(11.2)
Other	211	269	(58)	(21.6)

Total	10,147	10,375	(228)	(2.2)
Corporate, eliminations and other	(38)	1,226	(1,264)	nm

Consolidated Revenues	$26,990	$26,913	$77	0.3

nm – not meaningful

The increase in consolidated revenues during the three months ended March 31, 2011 compared to the similar period in 2010 was primarily due to growth in revenues at Domestic Wireless, partially offset by declines in Global Wholesale revenues at our Wireline segment resulting from decreased MOUs in traditional voice products, and continued rate compression as well as a decline in total voice connections.

Corporate, eliminations and other during the three months ended March 31, 2010 included a one-time non-cash adjustment of $33 million primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. The amounts involved were not material to the consolidated financial statements in the current or any previous reporting period (see “Other Items”). In addition, the results of operations related to the divestitures (see “Acquisitions and Divestitures”) included in Corporate, eliminations and other are as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Impact of Divested Operations
Operating revenues	$–	$1,278
Cost of services and sales	–	306
Selling, general and administrative expense	–	352
Depreciation and amortization expense	–	205

Domestic Wireless’ revenues increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to growth in both service and equipment revenue. Service revenue increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to an increase in total connections since April 1, 2010, as well as continued growth in retail postpaid data ARPU, partially offset by a decline in retail postpaid voice ARPU.

Wireless total data revenue was $5.5 billion and accounted for 38.1% of service revenue during the three months ended March 31, 2011, compared to $4.5 billion and 33.2% during the similar period in 2010. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting from increased sales of smartphones and other data-capable devices. Voice revenue decreased as a result of continued declines in retail postpaid voice ARPU, partially offset by an increase in the number of customers.

Equipment and other revenue increased during the three months ended March 31, 2011 compared to the similar period in 2010 due to an increase in the sales volume to new and upgrading customers as well as an increase in the average revenue per unit for smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in both the sales volume and average revenue per unit for feature phones.

Wireline’s revenues decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily driven by declines in Global Wholesale revenues and total voice connections.

Mass Markets revenues increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to the expansion of consumer and business FiOS services (voice, Internet and TV), partially offset by the decline of local exchange revenues. This decline in local exchange revenues was due to an 8.2% decline in total voice connections resulting primarily from competition and technology substitution.

Global Enterprise revenues increased during the three months ended March 31, 2011 compared to the similar period in 2010 due to higher strategic services, offset primarily by lower local services and traditional circuit-based revenues.

Global Wholesale revenues decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to decreased MOUs in traditional voice products, resulting primarily from increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace.

Other revenue decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to reduced business volumes, including former MCI mass market customer losses.

Consolidated Operating Expenses

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Cost of services and sales	$11,229	$10,652	$577	5.4%
Selling, general and administrative expense	7,284	7,698	(414)	(5.4)
Depreciation and amortization expense	4,024	4,122	(98)	(2.4)

Consolidated Operating Expenses	$22,537	$22,472	$65	0.3

Consolidated operating expenses increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to higher operating expenses at Domestic Wireless, partially offset by lower expenses at Wireline and the impact of non-operational charges during the three months ended March 31, 2010. Consolidated operating expenses during the three months ended March 31, 2011 were also positively impacted by the divested operations.

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to higher cost of equipment sales and network costs at our Domestic Wireless segment. The increase was partially offset by lower access costs and a decline in pension and other postretirement benefit expense at our Wireline segment and the impact of the divested operations and non-operational charges during the three months ended March 31, 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to a decline in pension and other postretirement benefit and compensation expense at our Wireline segment and the impact of the divested operations and non-operational charges during the three months ended March 31, 2010. Partially offsetting the decrease was higher sales commission expense at our Domestic Wireless segment.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to the sale of the divested operations as well as the non-operational charges noted in the table below, partially offset by growth in depreciable assets.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Merger Integration and Acquisition Related Charges
Cost of services and sales	$–	$37
Selling, general and administrative expense	–	40
Depreciation and amortization expense	–	28

Total	$–	$105

Access Line Spin-off Related Charges
Cost of services and sales	$–	$15
Selling, general and administrative expense	–	130

Total	$–	$145

See “Other Items” for a description of other non-operational items.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased $32 million, or 24.1%, during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to lower earnings from operations at Vodafone Omnitel N.V.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Interest income	$19	$27	$(8)	(29.6)%
Foreign exchange gains (losses), net	(12)	14	(26)	nm
Other, net	29	5	24	nm

Total	$36	$46	$(10)	(21.7)

nm – not meaningful

Interest Expense

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Total interest costs on debt balances	$822	$906	$(84)	(9.3)%
Less capitalized interest costs	113	226	(113)	(50.0)

Total	$709	$680	$29	4.3

Average debt outstanding	$56,114	$61,859
Effective interest rate	5.9%	5.9%

Total interest costs on debt balances decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to a $5.7 billion decline in average debt. Total capitalized interest costs decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to a reduction in wireless licenses under development for commercial service. Capitalized interest costs will be significantly lower this year due to our deployment of the 4G LTE network.

Provision for Income Taxes

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Provision for income taxes	$617	$1,622	$(1,005)	(62.0)%
Effective income tax rate	15.9%	41.2%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective tax rate being 14.1% and 37.4% lower during the three months ended March 31, 2011 and 2010, respectively.

The decrease in the effective income tax rate for the three months ended March 31, 2011 was primarily driven by a one-time, non-cash income tax charge of $1.0 billion during the three months ended March 31, 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies were already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3.1 billion at March 31, 2011 and $3.2 billion at December 31, 2010. Interest and penalties related to unrecognized tax benefits were $0.5 billion (after-tax) at March 31, 2011 and December 31, 2010, respectively. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. As a large taxpayer, we are under continual audit by the IRS and multiple state and foreign jurisdictions on numerous open tax positions. Significant tax examinations and litigation are ongoing in Massachusetts, New York, Canada, Australia and Italy for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Net income attributable to noncontrolling interest	$1,825	$1,875	$(50)	(2.7)%

The decrease in Net income attributable to noncontrolling interest during the three months ended March 31, 2011 compared to the similar period in 2010 was due to lower earnings in our Domestic Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income.

Verizon Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Verizon Wireless Segment EBITDA by Verizon Wireless service revenues. Verizon Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues exclude primarily equipment revenues in order to reflect the impact of providing service to the wireless customer base on an ongoing basis. Verizon Wireline EBITDA margin is calculated by dividing Wireline EBITDA by total Wireline revenues.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies. You can find additional information about our segments in Note 9 to the consolidated financial statements.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales to consumers, business and government customers in the United States. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless. We own a 55% interest in Verizon Wireless and Vodafone owns the remaining 45%. All financial results included in the tables below reflect the consolidated results of Verizon Wireless.

Operating Revenue and Selected Operating Statistics

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions, except ARPU)	2011	2010	2011 vs. 2010
Retail service	$13,674	$13,034	$640	4.9%
Other service	637	432	205	47.5

Service revenue	14,311	13,466	845	6.3
Equipment and other	2,570	1,846	724	39.2

Total Operating Revenue	$16,881	$15,312	$1,569	10.2

Total connections (’000)	104,022	98,019	6,003	6.1
Retail customers (’000)	88,414	85,715	2,699	3.1
Retail postpaid customers (’000)	84,031	80,912	3,119	3.9

Total connection net additions in period	1,776	1,506	270	17.9
(excluding acquisitions and adjustments) (’000)
Retail customer net additions in period	879	266	613	nm
(excluding acquisitions and adjustments) (’000)
Retail postpaid customer net additions in period	906	412	494	nm
(excluding acquisitions and adjustments) (’000)

Retail customer churn rate	1.33%	1.42%
Retail postpaid customer churn rate	1.01%	1.05%

Retail service ARPU	$51.88	$50.78	$1.10	2.2
Retail postpaid ARPU	53.52	52.36	1.16	2.2
Retail postpaid data ARPU	20.51	17.49	3.02	17.3

nm - not meaningful

The increase in Domestic Wireless’ total operating revenue during the three months ended March 31, 2011 compared to the similar period in 2010 was the result of growth in both service and equipment revenue.

Service Revenue

Service revenue increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to an increase in total connections since April 1, 2010, as well as continued growth in retail postpaid data ARPU, partially offset by a decline in retail postpaid voice ARPU.

The increase in retail and retail postpaid customer net additions during the first quarter of 2011 compared to the similar period in 2010 was due to an increase in retail postpaid customer gross additions as well as on-going improvements in our retail customer churn rate, both of which were the result of our new device introductions, including the Apple iPhone 4 and our 4G LTE capable devices. Retail (non-wholesale) customers are customers directly served and managed by Verizon Wireless and that use its branded services. Retail postpaid customers represent individual lines of service for which a customer pays in advance a monthly access charge in return for a monthly voice and/or data service allowance, and use of any services beyond the allowances is billed in arrears. Churn is the rate at which customers disconnect individual lines of service. We expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality.

Total connection net additions increased during the first three months of 2011 compared to the similar period in 2010 due to the above mentioned increases in retail and retail postpaid customer net additions, partially offset by a year over year decline in net additions from wholesale and other connections. Total connections represent the total of our retail customers and wholesale and other connections. Wholesale and other connections include customers from our reseller channel as well as connections from non-traditional wireless-enabled devices, such as those used to support vehicle tracking, telematics services and machine-to-machine connections.

Total data revenue was $5.5 billion and accounted for 38.1% of service revenue during the three months ended March 31, 2011 compared to $4.5 billion and 33.2% during the similar period in 2010. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting from increased sales of smartphones and other data-capable devices. Voice revenue decreased as a result of continued declines in retail postpaid voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and total data revenue will continue to grow as we grow our customer base, increase the penetration of our data offerings and increase the proportion of our customer base using smartphones and other data-capable devices.

The increases in retail service ARPU (the average revenue per user per month from retail customers), and retail postpaid ARPU (the average revenue per user per month from retail postpaid customers) for the three months ended March 31, 2011 as compared to the similar period in 2010 were due to a continued increase in our retail postpaid data ARPU, which more than offset a decline in our retail postpaid voice ARPU. Retail postpaid data ARPU increased as a result of continued growth and penetration of our data offerings, resulting in part from the above mentioned increase in sales of our smartphones and other data-capable devices. As of March 31, 2011, 32.2% of our retail postpaid devices were smartphone devices, compared to 18.6% at March 31, 2010. Retail postpaid voice ARPU declined $1.86, or 5.3%, due to the ongoing impact of our retail customers seeking to optimize the value of our voice minute bundles.

Other service revenue includes revenue from wholesale and other connections as well as third party roaming revenue. Other service revenue increased as a result of the growth in wholesale and other connections and higher data roaming revenue.

Equipment and Other Revenue

Equipment and other revenue increased during the three months ended March 31, 2011 compared to the similar period in 2010 due to an increase in the sales volume to new and upgrading customers as well as an increase in average revenue per unit for smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in both the sales volume and average revenue per unit for feature phones.

Operating Expenses

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Cost of services and sales	$5,880	$4,675	$1,205	25.8%
Selling, general and administrative expense	4,751	4,492	259	5.8
Depreciation and amortization expense	1,899	1,812	87	4.8

Total Operating Expenses	$12,530	$10,979	$1,551	14.1

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to higher costs of equipment sales and network costs. Cost of equipment sales increased by $1.1 billion driven by increased sales of higher cost smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in the volume sold and average cost per unit of feature phones. In addition, cost of services increased due to higher wireless network costs driven by an increase in local interconnection costs related to additional Evolution-Data Optimized (EV-DO) capacity to meet expected data usage demands as well as an increase in Ethernet facilities costs that support the 4G LTE network which was deployed in December 2010. The increase in cost of services was also impacted by higher roaming costs as a result of roaming costs incurred in divested markets and increased data roaming. Partially offsetting these increases was a decrease in long distance costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2011 compared to the similar period in 2010 due to higher sales commission expense in our indirect channel. Indirect sales commission expense increased $0.3 billion during the three months ended March 31, 2011 compared to the similar period in 2010 as a result of increases in the average commission per unit, as the mix of units continues to shift toward data devices and more customers activate data services, and contract renewals in connection with equipment upgrades. We also experienced increases in salary and benefits and customer service outsourcing in connection with the launch of Apple’s iPhone 4.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily driven by growth in depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Segment Operating Income	$4,351	$4,333	$18	0.4%
Add Depreciation and amortization expense	1,899	1,812	87	4.8

Segment EBITDA	$6,250	$6,145	$105	1.7

Segment operating income margin	25.8%	28.3%
Segment EBITDA service margin	43.7%	45.6%

The increases in Domestic Wireless’ Operating income and Segment EBITDA during the three months ended March 31, 2011 compared to the similar period in 2010 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from Domestic Wireless’ Operating income were as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Merger integration and acquisition costs	$–	$105
Impact of divested operations	–	(188)
Deferred revenue adjustment	–	(33)

	$–	$(116)

Wireline

The Wireline segment provides customers with communication products and services, including voice, broadband video and data, network access, long distance and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Consumer retail	$3,383	$3,320	$63	1.9%
Small business	695	708	(13)	(1.8)

Mass Markets	4,078	4,028	50	1.2

Strategic services	1,774	1,573	201	12.8
Other	2,042	2,206	(164)	(7.4)

Global Enterprise	3,816	3,779	37	1.0

Global Wholesale	2,042	2,299	(257)	(11.2)
Other	211	269	(58)	(21.6)

Total Operating Revenues	$10,147	$10,375	$(228)	(2.2)

Total voice connections (’000)	25,454	27,719	(2,265)	(8.2)

Total Broadband connections (’000)	8,490	8,241	249	3.0
FiOS Internet subscribers (’000)	4,289	3,466	823	23.7
FiOS TV subscribers (’000)	3,664	2,914	750	25.7

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business subscribers.

Mass Markets revenues increased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to the expansion of consumer and business FiOS services (voice, Internet and TV). As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS subscribers, we have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas. Our pricing strategy allows us to provide competitive offerings to our customers and potential customers. As of March 31, 2011, we achieved penetration rates of 33.1% and 29.1% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 29.0% and 25.4% for FiOS Internet and FiOS TV, respectively, at March 31, 2010. Partially offsetting the increase was the decline of local exchange revenues, primarily due to an 8.2% decline in total voice connections resulting primarily from competition and technology substitution. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. The majority of the decrease was sustained in the residential retail market, which experienced an 8.6% voice connection loss primarily due to substituting traditional landline services with wireless, VoIP, broadband and cable services. Also contributing to the decrease was a decline in small business retail voice connections, primarily reflecting economic conditions, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to traditional voice and data services, Global Enterprise offers managed and advanced products and solutions including IP services, cloud services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides managed network services for customers that outsource all or portions of their communications and information processing operations and data services, such as private IP, private line, frame relay and asynchronous transfer mode (ATM) services, both domestically and internationally. In addition, Global Enterprise offers professional services in more than 30 countries supporting a range of solutions, including network service, managing a move to IP-based unified communications and providing application performance support.

Global Enterprise revenues increased during the three months ended March 31, 2011 compared to the similar period in 2010. Higher strategic services revenues were offset primarily by lower local services and traditional circuit-based revenues. Strategic services revenue increased $0.2 billion, or 12.8%, during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to higher information technology, security solution and strategic networking revenues. Strategic services continues to be Global Enterprise’s fastest growing suite of offerings. Traditional circuit-based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base continues its migration to next generation IP services. Additionally, long distance revenue declined due to the negative effects of the continuing global economic conditions and competitive rate pressures.

Global Wholesale

Global Wholesale revenues are primarily earned from long distance and other carriers that use our facilities to provide services to their customers. Switched access revenues are generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the United States and internationally destined traffic that originates in the United States. Special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Wholesale services also include local wholesale revenues from unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers.

The decrease in Global Wholesale revenues during the three months ended March 31, 2011 compared to the similar period in 2010 was primarily due to decreased MOUs in traditional voice products, primarily as a result of increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace. Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Domestic wholesale connections declined by 9.0% as of March 31, 2011 compared to March 31, 2010 due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution, as well as the continued level of economic pressure. Voice and local loop services declined during the three months ended March 31, 2011 compared to the similar period in 2010. Continuing demand for high-capacity, high-speed digital services was partially offset by lower demand for older, low-speed data products and services. As of March 31, 2011, customer demand, as measured in DS1 and DS3 circuits, for high-capacity and high-speed digital data services increased 3.4% compared to the similar period in 2010.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales. The decrease in revenues from other services during the three months ended March 31, 2011 compared to the similar period in 2010 was primarily due to reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Cost of services and sales	$5,462	$5,741	$(279)	(4.9)%
Selling, general and administrative expense	2,290	2,450	(160)	(6.5)
Depreciation and amortization expense	2,107	2,063	44	2.1

Total Operating Expenses	$9,859	$10,254	$(395)	(3.9)

Cost of Services and Sales

Cost of services and sales decreased during the three months ended March 31, 2011 compared to the similar period in 2010 primarily due to lower access costs resulting in part from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes. Also contributing to the decrease was lower pension and other postretirement benefit expense. FiOS TV and Internet cost of acquisition per gross addition decreased during the three months ended March 31, 2011 compared to the similar period in 2010. These declines were partially offset by higher FiOS customer premise equipment costs and content costs associated with continued FiOS subscriber growth.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2011 primarily due to the decline in pension and other postretirement benefits and compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2011 compared to the similar period in 2010 resulting from growth in depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/(Decrease)

(dollars in millions)	2011	2010	2011 vs. 2010
Segment Operating Income	$288	$121	$167	nm
Add Depreciation and amortization expense	2,107	2,063	44	2.1%

Segment EBITDA	$2,395	$2,184	$211	9.7

Segment operating income margin	2.8%	1.2%
Segment EBITDA margin	23.6%	21.1%

nm – not meaningful

The increases in Wireline’s Operating income and Segment EBITDA during the three months ended March 31, 2011 compared to the similar period in 2010 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from Wireline’s Operating income were as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Access line spin-off and other charges	$–	$29
Impact of divested operations	–	(226)

	$–	$(197)

Other Items

Merger Integration and Acquisition Related Charges

During the three months ended March 31, 2010, we recorded merger integration charges of $0.1 billion related to the Alltel Corporation (Alltel) acquisition, primarily for trade name amortization and the decommissioning of overlapping cell sites.

Medicare Part D Subsidy Charges

Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required us to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. As a result, we recorded a one-time, non-cash income tax charge of $1.0 billion in the first quarter of 2010 to reflect the impact of this change.

Access Line Spin-off Related Charges

During the three months ended March 31, 2010, we recorded pre-tax charges of $0.1 billion, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction, and professional advisory and legal fees in connection with this transaction.

Other

During the first quarter of 2010, we recorded a non-cash adjustment of $33 million primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods.

Consolidated Financial Condition

	Three Months Ending March 31,
(dollars in millions)	2011	2010	Change
Cash Flows Provided By (Used In)
Operating activities	$5,035	$7,084	$(2,049)
Investing activities	(4,375)	(3,623)	(752)
Financing activities	6,679	(2,433)	9,112

Increase In Cash and Cash Equivalents	$7,339	$1,028	$6,311

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

Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of up to $7.75 billion of additional unsecured debt or equity securities. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the three months ended March 31, 2011 decreased by $2.0 billion compared to the similar period in 2010 primarily due to higher vendor payments related to wireless customer acquisition and retention costs and pension plan contributions. In addition, net cash provided by operating activities during the three months ended March 31, 2010 included cash flows from divested operations (see “Acquisitions and Divestitures”).

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

Capital expenditures, including capitalized software, were as follows:

	Three Months Ending March 31,
(dollars in millions)	2011	2010
Domestic Wireless	$2,735	$1,770
Wireline	1,465	1,566
Other	163	87

	$4,363	$3,423

Total as a percentage of revenue	16.2%	12.7%

The increase in capital expenditures at Domestic Wireless during the three months ended March 31, 2011 compared to the similar period in 2010 was primarily due to increased investment in the capacity of our wireless EV-DO networks and funding the build-out of our fourth-generation network based on LTE technology. The decrease in capital expenditures at Wireline during the three months ended March 31, 2011 compared to the similar period in 2010 was primarily due to capital expenditures in 2010 related to the local exchange business and related landline activities that were spun-off to Frontier. We expect 2011 consolidated capital expenditures to be similar to last year’s spending of $16.5 billion.

Cash Flows Provided by (Used In) Financing Activities

During the three months ended March 31, 2011 and 2010, net cash provided by (used in) financing activities was $6.7 billion and ($2.4 billion), respectively.

During March 2011, Verizon issued $6.25 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $6.19 billion, net of discounts and issuance costs. The net proceeds will be used for the repayment of commercial paper, the retirement of certain outstanding notes issued by our telephone operating company subsidiaries and other general corporate purposes. The issuances consisted of the following: $1.0 billion Notes due 2014 that bear interest at a rate equal to three-month London Interbank Offered Rate (LIBOR) plus 0.61%, $1.5 billion 1.95% Notes due 2014, $1.25 billion 3.00% Notes due 2016, $1.5 billion 4.60% Notes due 2021 and $1.0 billion 6.00% Notes due 2041. In addition, during 2011, $0.5 billion of 5.35% Verizon Communications Notes matured and were repaid and we utilized $0.3 billion of a fixed rate vendor financing facility.

During April 2011, we redeemed $1.0 billion of 5.65% Verizon Pennsylvania Inc. Debentures due November 15, 2011 at a redemption price of 102.9% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption and $1.0 billion of 6.50% Verizon New England Inc. Debentures due September 15, 2011 at a redemption price of 102.3 % of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption. The redemption of these debentures resulted in a net loss that was not significant. We also terminated the related interest rate swaps with a notional value totaling $1.0 billion.

Credit Facility and Shelf Registration

As of March 31, 2011, the unused borrowing capacity under a $6.2 billion three-year credit facility with a group of major financial institutions was approximately $6.1 billion. On April 15, 2011, we amended this facility primarily to reduce fees and borrowing costs and extend the maturity date to October 15, 2014. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

We have a shelf registration available for the issuance of up to $7.75 billion of additional unsecured debt or equity securities.

Verizon’s ratio of debt to debt combined with Verizon’s equity was 61.1% at March 31, 2011 compared to 57.8% at December 31, 2010.

Credit Ratings

The debt securities of Verizon Communications and its subsidiaries continue to be accorded high ratings by the three primary rating agencies.

Although a one-level ratings downgrade would not be expected to significantly impact our access to capital, it could increase both the cost of refinancing existing debt and the cost of financing any new capital requirements. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell, or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants.

We and our consolidated subsidiaries are in compliance with all debt covenants.

Increase In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2011 totaled $14.0 billion, a $7.3 billion increase compared to Cash and cash equivalents at December 31, 2010 for the reasons discussed above.

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

	Three Months Ending March 31,
(dollars in millions)	2011	2010	Change
Net cash provided by operating activities	$5,035	$7,084	$(2,049)
Less Capital expenditures (including capitalized software)	4,363	3,423	940

Free cash flow	$672	$3,661	$(2,989)

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2011, our primary foreign currency exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2011, more than two-thirds in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt, where we principally receive fixed rates and pay variable rates based on LIBOR. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $0.3 billion at March 31, 2011 and December 31, 2010, respectively, and is primarily included in Other assets and Long-term debt. As of March 31, 2011, the total notional amount of these interest rate swaps was $9.0 billion.

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps, primarily included in Other assets, was approximately $0.2 billion and $0.1 billion at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011 and 2010, a pretax gain of $0.1 billion and a pretax loss of $0.1 billion, respectively, were recognized in Other comprehensive income, which was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

Other Factors That May Affect Future Results

Acquisitions and Divestitures

Terremark Worldwide, Inc.

During April 2011, we closed our previously announced acquisition of Terremark Worldwide, Inc. (Terremark), a global provider of information technology infrastructure and cloud services, for $19 per share in cash (or approximately $1.4 billion). Immediately prior to the closing, Terremark had debt obligations of approximately $0.6 billion. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. Prior to the closing of the merger, Verizon had acquired approximately 96.6% of the outstanding shares of Terremark via a tender offer. The acquisition is expected to enhance Verizon’s offerings to business and government customers globally.

The acquisition will be accounted for as a business combination. While Verizon has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the amounts of assets and liabilities arising from contingencies and the amount of goodwill to be recognized as of the acquisition date, the initial purchase price allocation is not yet available.

Telephone Access Line Spin-off

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of a newly formed subsidiary of Verizon (Spinco) to Verizon stockholders and the merger of Spinco with Frontier Communications Corporation (Frontier). The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 include these operations prior to the completion of the spin-off.

Alltel Divestiture Markets

As a condition of the regulatory approvals by the Department of Justice and the Federal Communications Commission to complete the acquisition of Alltel in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). On May 8, 2009, Verizon Wireless entered into a definitive agreement with AT&T Mobility, pursuant to which AT&T Mobility agreed to acquire 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash. On June 9, 2009, Verizon Wireless entered into a definitive agreement with Atlantic Tele-Network, Inc. (ATN), pursuant to which ATN agreed to acquire the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $0.2 billion in cash. During the second quarter of 2010, Verizon Wireless completed both transactions.

Other

On August 23, 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $0.2 billion. These assets were acquired to enhance Verizon Wireless’ network coverage in these operating markets. The purchase price allocation primarily resulted in $0.1 billion of wireless licenses and $0.1 billion in goodwill.

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

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following important factors, along with those discussed elsewhere in this Report and those disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the registrant’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2011. At March 31, 2011, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan-Performance Stock Unit Agreement 2011–13 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan-Restricted Stock Unit Agreement 2011–13 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 28, 2011	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan-Performance Stock Unit Agreement 2011–13 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan-Restricted Stock Unit Agreement 2011–13 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.