Form 10-Q
period 2011-06-30
VERIZON COMMUNICATIONS INC
filed 2011-07-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

☐  Yes    ☒  No

At June 30, 2011, 2,830,580,870 shares of the registrant’s common stock were outstanding, after deducting 137,029,249 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2011	2010	2011	2010

Operating Revenues	$27,536	$26,773	$54,526	$53,686

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,158	12,216	22,387	22,868
Selling, general and administrative expense	7,373	9,970	14,657	17,668
Depreciation and amortization expense	4,113	4,177	8,137	8,299

Total Operating Expenses	22,644	26,363	45,181	48,835

Operating Income	4,892	410	9,345	4,851
Equity in earnings of unconsolidated businesses	121	121	222	254
Other income and (expense), net	10	16	46	62
Interest expense	(717)	(679)	(1,426)	(1,359)

Income (Loss) Before (Provision) Benefit For Income Taxes	4,306	(132)	8,187	3,808
(Provision) benefit for income taxes	(702)	685	(1,319)	(937)

Net Income	$3,604	$553	$6,868	$2,871

Net income attributable to noncontrolling interest	$1,995	$1,745	$3,820	$3,620
Net income (loss) attributable to Verizon	1,609	(1,192)	3,048	(749)

Net Income	$3,604	$553	$6,868	$2,871

Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Verizon	$.57	$(.42)	$1.08	$(.26)
Weighted-average shares outstanding (in millions)	2,832	2,827	2,831	2,831

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Verizon	$.57	$(.42)	$1.07	$(.26)
Weighted-average shares outstanding (in millions)	2,838	2,827	2,837	2,831

Dividends declared per common share	$0.4875	$0.4750	$0.9750	$0.9500

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2011	At December 31, 2010
Assets
Current assets
Cash and cash equivalents	$6,240	$6,668
Short-term investments	588	545
Accounts receivable, net of allowances of $839 and $876	11,483	11,781
Inventories	1,270	1,131
Prepaid expenses and other	2,891	2,223

Total current assets	22,472	22,348

Plant, property and equipment	212,949	211,655
Less accumulated depreciation	123,552	123,944

	89,397	87,711

Investments in unconsolidated businesses	3,908	3,497
Wireless licenses	73,151	72,996
Goodwill	23,480	21,988
Other intangible assets, net	5,945	5,830
Other assets	5,403	5,635

Total assets	$223,756	$220,005

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,055	$7,542
Accounts payable and accrued liabilities	14,238	15,702
Other	7,081	7,353

Total current liabilities	27,374	30,597

Long-term debt	47,927	45,252
Employee benefit obligations	27,589	28,164
Deferred income taxes	24,603	22,818
Other liabilities	5,551	6,262

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,914	37,922
Reinvested earnings	4,656	4,368
Accumulated other comprehensive income	1,354	1,049
Common stock in treasury, at cost	(5,132)	(5,267)
Deferred compensation – employee stock ownership plans and other	259	200
Noncontrolling interest	51,364	48,343

Total equity	90,712	86,912

Total liabilities and equity	$223,756	$220,005

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2011	2010

Cash Flows from Operating Activities
Net Income	$6,868	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,137	8,299
Employee retirement benefits	726	3,988
Deferred income taxes	1,501	775
Provision for uncollectible accounts	498	680
Equity in earnings of unconsolidated businesses, net of dividends received	(195)	(227)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,361)	1,502
Other, net	(2,382)	(1,081)

Net cash provided by operating activities	12,792	16,807

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,918)	(7,619)
Acquisitions of licenses, investments and businesses, net of cash acquired	(1,668)	(538)
Proceeds from dispositions	–	2,594
Net change in short-term investments	47	(17)
Other, net	667	37

Net cash used in investing activities	(9,872)	(5,543)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,440	–
Repayments of long-term borrowings and capital lease obligations	(7,356)	(4,594)
Increase (decrease) in short-term obligations, excluding current maturities	1,012	(97)
Dividends paid	(2,759)	(2,690)
Proceeds from sale of common stock	122	–
Other, net	(807)	(1,131)

Net cash used in financing activities	(3,348)	(8,512)

Increase (decrease) in cash and cash equivalents	(428)	2,752
Cash and cash equivalents, beginning of period	6,668	2,009

Cash and cash equivalents, end of period	$6,240	$4,761

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

When we bundle equipment with maintenance and monitoring services, we recognize equipment revenue when the equipment is installed in accordance with contractual specifications and ready for the customer’s use. The maintenance and monitoring services are recognized monthly over the term of the contract as we provide the services. Long-term contracts for network installation are accounted for using the percentage of completion method. We use the completed contract method if we cannot estimate the costs with a reasonable degree of reliability. For certain products and services, where neither VSOE nor TPE exists, we determine relative selling price based on our best estimate of the standalone selling price taking into consideration market conditions, as well as company specific factors such as geography, competitive landscape, internal costs and general pricing practices.

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

Earnings Per Common Share

There were a total of approximately 6 million and 5 million stock options and restricted stock units outstanding included in the computation of diluted earnings per common share for the three and six months ended June 30, 2011, respectively. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 20 million weighted-average shares for the three and six months ended June 30, 2011, respectively.

As a result of the Net loss attributable to Verizon for the three and six months ended June 30, 2010, diluted earnings per share is the same as basic earnings per share. For the three and six months ended June 30, 2010, diluted earnings per share would have included the dilutive effect of shares issuable under our stock-based compensation plans of 2 million shares. In addition, certain outstanding stock options to purchase shares for approximately 77 million and 84 million weighted-average shares, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because to do so would have been anti-dilutive for the period, which represents the only additional potential dilution.

Recent Accounting Standards

In May 2011, the accounting standard update regarding fair value measurement was issued. This standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We will adopt this standard update during the first quarter of 2012. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the accounting standard update regarding the presentation of comprehensive income was issued. This standard update was issued to increase the prominence of items reported in other comprehensive income and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt this standard update during the first quarter of 2012. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

2.	Acquisitions and Divestitures

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark Worldwide, Inc. (Terremark), a global provider of information technology infrastructure and cloud services, for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. The acquisition is expected to enhance Verizon’s offerings to business and government customers globally.

The condensed consolidated financial statements include the results of Terremark’s operations from the date the acquisition closed. Had this acquisition been consummated on January 1, 2011 or 2010, the results of Terremark’s acquired operations would not have had a significant impact on the consolidated net income attributable to Verizon. The debt obligations of Terremark that were outstanding at the time of its acquisition by Verizon were repaid during May 2011.

The acquisition of Terremark has been accounted for as a business combination under the acquisition method. The cost of the acquisition was preliminarily allocated to the assets and liabilities acquired based on their fair values as of the close of the acquisition, with the excess amount being recorded as goodwill. The fair values of the assets and liabilities acquired were determined using the income and cost approaches. The income approach was primarily used to value the intangible assets, consisting primarily of customer relationships. The cost approach was used, as appropriate, for plant, property and equipment. The fair value of the majority of the long-term debt acquired was primarily valued based on redemption prices. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets and liabilities acquired may result in adjustments to the fair value of the identifiable intangible assets acquired and goodwill.

The following table summarizes the allocation of the acquisition cost to the assets acquired, including cash acquired of $0.1 billion, and liabilities acquired as of the acquisition date:

(dollars in millions)	Initial Purchase Price Allocation
Assets
Current assets	$154
Plant, property and equipment	521
Goodwill	1,404
Intangible assets subject to amortization	410
Other assets	12

Total assets	2,501

Liabilities
Current liabilities	152
Debt maturing within one year	748
Deferred income taxes and other liabilities	207

Total liabilities	1,107

Net assets acquired	$1,394

Intangible assets subject to amortization include customer lists which are being amortized on a straight-line basis over 13 years, and other intangibles which are being amortized on a straight-line basis over a period of 5 years.

Telephone Access Line Spin-off

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of a newly formed subsidiary of Verizon (Spinco) to Verizon stockholders and the merger of Spinco with Frontier Communications Corporation (Frontier). Spinco held defined assets and liabilities that were used in Verizon’s local exchange businesses and related activities in 14 states. The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2010 include these operations prior to the completion of the spin-off.

During the three and six months ended June 30, 2010, we recorded pre-tax charges of $0.2 billion and $0.3 billion, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction, and professional advisory and legal fees in connection with this transaction.

Alltel Divestiture Markets

As a condition of the regulatory approvals to complete the acquisition of Alltel Corporation (Alltel) in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). During the second quarter of 2010, AT&T Mobility acquired 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash and Atlantic Tele-Network, Inc. acquired the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $0.2 billion in cash.

During the second quarter of 2010, we recorded a tax charge of approximately $0.2 billion for the taxable gain associated with the Alltel Divestiture Markets.

Other

During the second quarter of 2011, Verizon Wireless acquired licenses and markets for total consideration of $0.1 billion.

On August 23, 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $0.2 billion. The purchase price allocation primarily resulted in $0.1 billion of wireless licenses and $0.1 billion in goodwill.

During the three and six months ended June 30, 2010, we recorded merger integration charges of $0.2 billion and $0.3 billion, respectively, related to the Alltel acquisition primarily relating to handset conversions, the decommissioning of overlapping cell sites and trade name amortization.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2011	$72,996
Acquisitions (Note 2)	51
Capitalized interest on wireless licenses	104

Balance at June 30, 2011	$73,151

During the year ended December 31, 2010, approximately $12.2 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs. In December 2010, a substantial portion of these licenses were placed in service in connection with our deployment of fourth-generation Long-Term Evolution technology services. During the six months ended June 30, 2011, approximately $3.1 billion of wireless licenses remained under development for commercial service.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at January 1, 2011	$17,869	$4,119	$21,988
Acquisitions (Note 2)	81	1,404	1,485
Reclassifications, adjustments and other	–	7	7

Balance at June 30, 2011	$17,950	$5,530	$23,480

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2011			At December 31, 2010

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,542	$(1,805)	$1,737	$3,150	$(1,551)	$1,599
Non-network internal-use software (3 to 7 years)	8,866	(5,058)	3,808	8,446	(4,614)	3,832
Other (2 to 25 years)	684	(284)	400	885	(486)	399

Total	$13,092	$(7,147)	$5,945	$12,481	$(6,651)	$5,830

Customer lists and Other at June 30, 2011 include $0.4 billion related to the Terremark acquisition (see Note 2).

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2011	$374	$744
2010	462	919

Estimated annual amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
2011	$1,579
2012	1,340
2013	1,172
2014	860
2015	671

4.	Debt

Changes to debt during the six months ended June 30, 2011 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2011	$7,542	$45,252	$52,794
Proceeds from long-term borrowings	–	6,440	6,440
Repayments of long-term borrowings and capital leases obligations	(7,356)	–	(7,356)
Increase in short-term obligations, excluding current maturities	1,012	–	1,012
Reclassifications of long-term debt	3,850	(3,850)	–
Debt acquired (Note 2)	748	–	748
Other	259	85	344

Balance at June 30, 2011	$6,055	$47,927	$53,982

During March 2011, Verizon issued $6.25 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $6.19 billion, net of discounts and issuance costs. The net proceeds were used for the repayment of commercial paper, the retirement of certain outstanding notes issued by our telephone operating company subsidiaries and other general corporate purposes. The issuances consisted of the following: $1.0 billion Notes due 2014 that bear interest at a rate equal to three-month London Interbank Offered Rate (LIBOR) plus 0.61%, $1.5 billion 1.95% Notes due 2014, $1.25 billion 3.00% Notes due 2016, $1.5 billion 4.60% Notes due 2021 and $1.0 billion 6.00% Notes due 2041. In addition, during 2011, we utilized $0.3 billion of a fixed rate vendor financing facility.

During April 2011, we redeemed $1.0 billion of 5.65% Verizon Pennsylvania Inc. Debentures due November 15, 2011 at a redemption price of 102.9% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption, and $1.0 billion of 6.50% Verizon New England Inc. Debentures due September 15, 2011 at a redemption price of 102.3% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption. We also terminated the related interest rate swaps with a notional value totaling $1.0 billion. In addition, during 2011, $0.5 billion of 5.35% Verizon Communications Notes matured and were repaid.

The debt obligations of Terremark that were outstanding at the time of its acquisition by Verizon were repaid during May 2011.

Verizon Wireless

During May 2011, Verizon Wireless repaid $4.0 billion aggregate principal amount of two-year fixed and floating rate notes.

Guarantees

On June 24, 2011, we guaranteed the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of June 30, 2011, $8.2 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2011, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of June 30, 2011, the unused borrowing capacity under a $6.2 billion three-year credit facility with a group of major financial institutions was approximately $6.1 billion. On April 15, 2011, we amended this facility primarily to reduce fees and borrowing costs and extend the maturity date to October 15, 2014.

5.	Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2011:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$280	$–	$–	$280
Fixed income securities	2	306	–	308
Other Current Assets:
Cross currency swaps	–	80	–	80
Other Assets:
Fixed income securities	216	741	–	957
Interest rate swaps	–	398	–	398
Cross currency swaps	–	173	–	173

Total	$498	$1,698	$–	$2,196

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2011.

Fair Value of Short-term and Long-term Debt

The fair value of our short-term and long-term debt, excluding capital leases, which is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates, was as follows:

	At June 30, 2011		At December 31, 2010

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$53,618	$60,311	$52,462	$59,020

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $0.4 billion at June 30, 2011 and $0.3 billion at December 31, 2010, and is primarily included in Other assets and Long-term debt. As of June 30, 2011, the total notional amount of these interest rate swaps was $8.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during 2010, we entered into forward interest rate swaps with a total notional value of $1.4 billion. We had designated these contracts as cash flow hedges. The fair value of these contracts was $0.1 billion at December 31, 2010 and the contracts were included in Other assets. On or before February 7, 2011, we terminated these forward interest rate swaps.

Cross Currency Swaps

Our domestic wireless business, operating as Verizon Wireless, has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps, primarily included in Other assets, was approximately $0.3 billion and $0.1 billion at June 30, 2011 and December 31, 2010, respectively. During the three and six months ended June 30, 2011, a pretax gain of $36 million and $0.1 billion, respectively, were recognized in Other comprehensive income. During the three and six months ended June 30, 2010, a pretax loss of $0.2 billion and $0.4 billion, respectively, were recognized in Other comprehensive income. A portion of these gains and losses recognized in Other comprehensive income were reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	20,923	32,380
Granted	5,890	9,141
Payments	(7,564)	(12,137)
Cancelled/Forfeited	(69)	(105)

Outstanding, June 30, 2011	19,180	29,279

As of June 30, 2011, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.6 billion and is expected to be recognized over a weighted-average period of approximately two years.

The RSUs granted in 2011 and 2010, and classified as equity awards, have a weighted average grant date fair value of $36.38 and $28.63 per unit, respectively.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	56,844	$44.25
Exercised	(3,448)	34.80
Cancelled/Forfeited	(19,256)	51.99

Outstanding, June 30, 2011	34,140	40.83

All stock options outstanding at June 30, 2011 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of June 30, 2011, all VARs were fully vested. We have not granted new VARs since 2004.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	11,569	$13.11
Exercised	(824)	13.88
Cancelled/Forfeited	(27)	15.35

Outstanding, June 30, 2011	10,718	13.04

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees.

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended June 30,	2011	2010	2011	2010
Service cost	$76	$92	$75	$78
Amortization of prior service cost (credit)	18	27	(14)	94

Subtotal	94	119	61	172
Expected return on plan assets	(494)	(551)	(41)	(63)
Interest cost	398	454	355	411

Subtotal	(2)	22	375	520
Remeasurement (gain) loss, net	(20)	563	–	1,100

Net periodic benefit (income) cost	(22)	585	375	1,620
Curtailment and termination benefits	–	854	–	386

Total	$(22)	$1,439	$375	$2,006

(dollars in millions)	Pension		Health Care and Life

Six Months Ended June 30,	2011	2010	2011	2010
Service cost	$153	$183	$150	$156
Amortization of prior service cost (credit)	36	55	(28)	188

Subtotal	189	238	122	344
Expected return on plan assets	(988)	(1,101)	(82)	(126)
Interest cost	795	907	710	823

Subtotal	(4)	44	750	1,041
Remeasurement (gain) loss, net	(20)	563	–	1,100

Net periodic benefit (income) cost	(24)	607	750	2,141
Curtailment and termination benefits	–	854	–	386

Total	$(24)	$1,461	$750	$2,527

Severance, Pension and Benefit Charges

During the three and six months ended June 30, 2010, we recorded net pre-tax severance, pension and benefits charges of $3.9 billion primarily in connection with an agreement we reached with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, during the second quarter of 2010, we recorded severance, pension and benefits charges associated with the approximately 11,900 union-represented employees who volunteered for the incentive offer. These charges included $1.0 billion for severance for the 2010 programs mentioned above and a planned workforce reduction of approximately 2,500 employees in 2011. In addition, we recorded $1.2 billion for pension and postretirement curtailment losses and special termination benefits that were due to the workforce reductions, which caused the elimination of a significant amount of future service. Also, we recorded remeasurement losses of $1.7 billion for our pension and postretirement plans in accordance with our accounting policy to recognize actuarial gains and losses in the year in which they occur.

Severance Payments

During the three and six months ended June 30, 2011, we paid severance benefits of $0.1 billion and $0.3 billion, respectively. At June 30, 2011, we had a remaining severance liability of $1.3 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2011.

Employer Contributions

During the three months ended June 30, 2011, we contributed $31 million to our nonqualified pension plans and $0.4 billion to our other postretirement benefit plans. During the six months ended June 30, 2011, we contributed $0.4 billion to our qualified pension trusts, $0.1 billion to our nonqualified pension plans and $0.7 billion to our other postretirement benefit plans. We do not expect to make additional qualified pension plan contributions during the remainder of 2011.

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

8.	Equity and Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Six Months Ended June 30, 2011

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$38,569	$48,343	$86,912

Net income	3,048	3,820	6,868
Other comprehensive income (loss)	305	(4)	301

Comprehensive income	3,353	3,816	7,169

Contributed capital	(8)	–	(8)
Dividends declared	(2,760)	–	(2,760)
Common stock in treasury	135	–	135
Distributions and other	59	(795)	(736)

Balance at end of period	$39,348	$51,364	$90,712

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc’s 45% ownership interest in Verizon Wireless. On July 28, 2011, the Board of Representatives of Verizon Wireless declared a distribution to its owners, payable on January 31, 2012 in proportion to their partnership interests on that date, in the aggregate amount of $10 billion. As a result, based on current ownership interests in Verizon Wireless, we will receive a cash payment of $5.5 billion and Vodafone Group Plc will receive a cash payment of $4.5 billion on the distribution date.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Net Income	$3,604	$553	$6,868	$2,871
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	60	(257)	274	(451)
Net unrealized gain (loss) on cash flow hedges	(3)	(25)	28	(22)
Net unrealized loss on marketable securities	(2)	(35)	(2)	(19)
Defined benefit pension and postretirement plans (Note 7)	6	212	5	369

Other comprehensive income (loss) attributable to Verizon	61	(105)	305	(123)
Other comprehensive loss attributable to noncontrolling interest	(2)	(36)	(4)	(32)

Total Comprehensive Income	$3,663	$412	$7,169	$2,716

Comprehensive income attributable to noncontrolling interest	$1,993	$1,709	$3,816	$3,588
Comprehensive income (loss) attributable to Verizon	1,670	(1,297)	3,353	(872)

Total Comprehensive Income	$3,663	$412	$7,169	$2,716

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to cross currency swaps (see Note 5).

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three and six months ended June 30, 2011 was primarily driven by the devaluation of the U.S. dollar against the Euro. The change in Foreign currency translation adjustments for the three and six months ended June 30, 2010 was primarily driven by the strengthening of the U.S. dollar against the Euro.

Unrealized Loss on Marketable Securities

Gross unrealized gains and losses on marketable securities for the three and six months ended June 30, 2011 and 2010 were not significant.

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At June 30, 2011	At December 31, 2010
Foreign currency translation adjustments	$1,117	$843
Net unrealized gain on cash flow hedges	154	126
Unrealized gain on marketable securities	77	79
Defined benefit pension and postretirement plans	6	1

Accumulated Other Comprehensive Income	$1,354	$1,049

9.	Segment Information

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

Corporate, eliminations and other during the three and six months ended June 30, 2010 includes non-cash adjustments of $268 million and $235 million, respectively, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
External Operating Revenues
Domestic Wireless
Retail service	$14,004	$13,265	$27,663	$26,311
Other service	689	520	1,326	952

Service revenue	14,693	13,785	28,989	27,263
Equipment	1,750	1,023	3,437	2,014
Other	823	865	1,700	1,715

Total Domestic Wireless	17,266	15,673	34,126	30,992

Wireline
Consumer retail	3,394	3,350	6,777	6,670
Small business	680	718	1,372	1,424

Mass Markets	4,074	4,068	8,149	8,094
Strategic services	1,908	1,620	3,682	3,193
Other	2,049	2,198	4,094	4,404

Global Enterprise	3,957	3,818	7,776	7,597
Global Wholesale	1,730	1,886	3,470	3,864
Other	172	184	373	439

Total Wireline	9,933	9,956	19,768	19,994

Total segments	27,199	25,629	53,894	50,986
Corporate, eliminations and other	337	1,144	632	2,700

Total consolidated – reported	$27,536	$26,773	$54,526	$53,686

Intersegment Revenues
Domestic Wireless	$27	$24	$48	$17
Wireline	314	321	626	658

Total segments	341	345	674	675
Corporate, eliminations and other	(341)	(345)	(674)	(675)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Wireless	$17,293	$15,697	$34,174	$31,009
Wireline	10,247	10,277	20,394	20,652

Total segments	27,540	25,974	54,568	51,661
Corporate, eliminations and other	(4)	799	(42)	2,025

Total consolidated – reported	$27,536	$26,773	$54,526	$53,686

Operating Income
Domestic Wireless	$4,692	$4,683	$9,043	$9,016
Wireline	318	207	606	328

Total segments	5,010	4,890	9,649	9,344
Reconciling items	(118)	(4,480)	(304)	(4,493)

Total consolidated – reported	$4,892	$410	$9,345	$4,851

(dollars in millions)	At June 30, 2011	At December 31, 2010
Assets
Domestic Wireless	$141,101	$138,863
Wireline	87,907	83,849

Total segments	229,008	222,712
Reconciling items	(5,252)	(2,707)

Total consolidated – reported	$223,756	$220,005

A reconciliation of the segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Total segment operating revenues	$27,540	$25,974	$54,568	$51,661
Deferred revenue adjustment	–	(268)	–	(235)
Impact of divested operations (Note 2)	–	1,129	–	2,407
Corporate, eliminations and other	(4)	(62)	(42)	(147)

Total consolidated operating revenues	$27,536	$26,773	$54,526	$53,686

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Total segment operating income	$5,010	$4,890	$9,649	$9,344
Severance, pension and benefit charges (Note 7)	–	(3,896)	–	(3,896)
Impact of divested operations (Note 2)	–	340	–	755
Deferred revenue adjustment	–	(268)	–	(235)
Merger integration and acquisition costs (Note 2)	–	(187)	–	(292)
Access line spin-off related charges (Note 2)	–	(195)	–	(340)
Corporate, eliminations and other	(118)	(274)	(304)	(485)

Total consolidated operating income	4,892	410	9,345	4,851

Equity in earnings of unconsolidated businesses	121	121	222	254
Other income and (expense), net	10	16	46	62
Interest expense	(717)	(679)	(1,426)	(1,359)

Income (Loss) Before (Provision) Benefit For Income Taxes	$4,306	$(132)	$8,187	$3,808

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2011 and 2010.

10.	Commitments and Contingencies

In the ordinary course of business Verizon is involved in various legal and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual for it. In none of the currently pending matters, including the Hicksville matter described below, is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time, due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods, including the Hicksville matter, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly diverse workforce of approximately 195,900 employees as of June 30, 2011.

In the sections that follow, we provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and discuss our results of operations, financial position and sources and uses of cash. In addition, we highlight key trends and uncertainties to the extent practicable. We also monitor several key economic indicators as well as the state of the economy in general, primarily in the United States where the majority of our operations are located, for purposes of evaluating our operating results and assessing the potential impacts of these factors on our businesses.

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless market, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended June 30, 2011, consolidated revenue increased 2.8% compared to the similar period in 2010 primarily due to higher revenues in our growth markets, including:

•

In Domestic Wireless, during the three months ended June 30, 2011 compared to the similar period in 2010, retail postpaid data average revenue per customer per month (ARPU) increased by 15.2% to $21.26.

•

In Wireline, during the three months ended June 30, 2011 compared to the similar period in 2010 revenues from strategic services grew 17.8%, representing 48% of total Global Enterprise revenues, in part due to the acquisition of Terremark Worldwide, Inc. (Terremark), described below.

The increase in revenues from our growth markets was partially offset by lower revenue resulting from a decline in total voice connections and decreased minutes of use (MOUs) in the Wireline segment. During April 2011, we closed the acquisition of Terremark, a global provider of information technology infrastructure and cloud services. The acquisition improved Verizon’s competitive position in the managed hosting and cloud services space, and is expected to enhance our offerings to business and government customers globally and enable us to grow consolidated revenues.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the United States. As of June 30, 2011, total connections increased 6.6% to 106.3 million compared to June 30, 2010. As the demand for wireless data services grows, we continue to increase our data revenues by expanding our penetration of data services as a result of increased sales of smartphones and other data-capable devices. In 2010, we launched our fourth-generation (4G) Long-Term Evolution technology (LTE) mobile broadband network in 38 markets, and as of July 2011, we have launched 4G LTE in more than 100 markets. By the end of 2011, we expect LTE to be available in more than 175 markets, covering a population of more than 185 million people throughout the country.

In our wireline business, our goal is to become the leading provider of communications products and services in each of the markets in which we operate.

During the three months ended June 30, 2011, in Wireline:

•	we added 62,000 net wireline broadband connections, including 189,000 net new FiOS Internet subscribers, for a total of 8.6 million connections, including 4.5 million FiOS Internet subscribers; and,

•	we added 184,000 net new FiOS TV subscribers, for a total of 3.8 million FiOS TV subscribers.

As of June 30, 2011, we achieved penetration rates of 33.9% and 29.9% for FiOS Internet and FiOS TV, respectively. With FiOS, we have created the opportunity to increase revenue per customer as well as improve overall Wireline profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

We are also focused on gaining market share in our enterprise business through the expansion of strategic service offerings, including expansion of our Voice over Internet Protocol (VoIP) and international Ethernet capabilities, managed network and cloud services and security solutions.

Profitability Improvement – Our goal is to increase operating income and margins. Strong wireless data and FiOS revenue growth continue to positively impact operating results. Although the recent economic recovery has positively impacted our revenues in the business market, renewed economic pressures could impact our revenue and profitability in future quarters. However, we remain focused on cost controls with the objective of driving efficiencies.

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

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitor customer satisfaction in all facets of our business. In addition, we are focused on providing the highest network reliability and innovative products and services. Our 4G LTE network received numerous third-party accolades addressing the superior speed and performance of our network. During the six months ended June 30, 2011, we invested $8.9 billion in capital expenditures.

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

Trends

Information related to trends affecting our business was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. The March 2011 earthquake and tsunami in Japan did not have a significant adverse impact on our operations or financial results during the first six months of 2011. We experienced minimal disruptions to the operability of our networks and our supply chains. We are continuing to work with our suppliers to assess whether and to what extent these events may impact the future availability of network components and wireless devices. There have been no significant changes to previously discussed trends.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our segment results. We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Domestic Wireless and Wireline. In “Segment Results of Operations,” we review the performance of our two reportable segments.

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

Corporate, eliminations and other during the three and six months ended June 30, 2010 included a one-time non-cash adjustment of $268 million and $235 million, respectively, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods. The amounts involved were not material to the condensed consolidated financial statements (see “Other Items”). In addition, the results of operations related to the divestitures we completed in 2010 (see “Acquisitions and Divestitures – Telephone Access Line Spin-off” and “– Alltel Divestiture Markets”) included in Corporate, eliminations and other are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Impact of Divested Operations
Operating revenues	$–	$1,129	$–	$2,407
Cost of services and sales	–	268	–	574
Selling, general and administrative expense	–	313	–	665
Depreciation and amortization expense	–	208	–	413

Consolidated Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Domestic Wireless
Service revenue	$14,707	$13,802	$905	6.6%	$29,018	$27,268	$1,750	6.4%
Equipment and other	2,586	1,895	691	36.5	5,156	3,741	1,415	37.8

Total	17,293	15,697	1,596	10.2	34,174	31,009	3,165	10.2
Wireline
Mass Markets	4,076	4,070	6	0.1	8,154	8,098	56	0.7
Global Enterprise	3,956	3,819	137	3.6	7,772	7,598	174	2.3
Global Wholesale	2,030	2,192	(162)	(7.4)	4,072	4,491	(419)	(9.3)
Other	185	196	(11)	(5.6)	396	465	(69)	(14.8)

Total	10,247	10,277	(30)	(0.3)	20,394	20,652	(258)	(1.2)
Corporate, eliminations and other	(4)	799	(803)	nm	(42)	2,025	(2,067)	nm

Consolidated Revenues	$27,536	$26,773	$763	2.8	$54,526	$53,686	$840	1.6

nm – not meaningful

The increase in consolidated revenues during the three and six months ended June 30, 2011 compared to the similar periods in 2010 was primarily due to higher revenues at Domestic Wireless, the expansion of FiOS services and growth in strategic services, which was in part due to the inclusion of the operating revenues of Terremark in our Wireline segment. Partially offsetting these increases were declines in Global Wholesale revenues as well as a decline in total voice connections at our Wireline segment.

Domestic Wireless’ revenues increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to growth in both service and equipment revenue. Service revenue increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to an increase in total connections since July 1, 2010, as well as continued growth in retail postpaid data ARPU, partially offset by a decline in retail postpaid voice ARPU. We expect that retail postpaid data ARPU will continue to grow as a larger proportion of our customer base uses smartphones and other data-capable devices. The rate of retail postpaid data ARPU growth may be affected by the proportion of our customer base using smartphones or other data-capable devices due to differences in the data package pricing points being offered.

Wireless total data revenue was $5.8 billion and accounted for 39.5% of service revenue during the three months ended June 30, 2011 compared to $4.8 billion and 34.5% during the similar periods in 2010. Wireless total data revenue was $11.3 billion and accounted for 38.8% of service revenue during the six months ended June 30, 2011 compared to $9.2 billion and 33.8% during the similar periods in 2010. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting from increased sales of smartphones and other data-capable devices. Voice revenue decreased as a result of continued declines in retail postpaid voice ARPU, partially offset by an increase in the number of customers.

Equipment and other revenue increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 due to an increase in the sales volume to new and upgrading customers as well as an increase in the average revenue per unit for smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in both the sales volume and average revenue per unit for feature phones.

Wireline’s revenues decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily driven by declines in Global Wholesale revenues and total voice connections, partially offset by a favorable impact of the operating revenues of Terremark.

Mass Markets revenues increased slightly during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to the expansion of consumer and small business FiOS services (voice, Internet and TV), partially offset by the decline of local exchange revenues. This decline in local exchange revenues was due to a 7.9% decline in total voice connections resulting primarily from competition and technology substitution.

Global Enterprise revenues increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to growth in strategic services, which was in part due to the inclusion of the operating revenues of Terremark, partially offset by lower local services and traditional circuit-based revenues.

Global Wholesale revenues decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to decreased MOUs in traditional voice products primarily as a result of increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace.

Other revenues decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to reduced business volumes, including former MCI mass market customer losses.

Consolidated Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Cost of services and sales	$11,158	$12,216	$(1,058)	(8.7)%	$22,387	$22,868	$(481)	(2.1)%
Selling, general and administrative expense	7,373	9,970	(2,597)	(26.0)	14,657	17,668	(3,011)	(17.0)
Depreciation and amortization expense	4,113	4,177	(64)	(1.5)	8,137	8,299	(162)	(2.0)

Consolidated Operating Expenses	$22,644	$26,363	$(3,719)	(14.1)	$45,181	$48,835	$(3,654)	(7.5)

Consolidated operating expenses decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to lower expenses at Wireline and the impact of non-operational charges during the three and six months ended June 30, 2010, partially offset by higher operating expenses at Domestic Wireless. The changes in consolidated operating expenses during the three and six months ended June 30, 2011 were also partially attributable to the divested operations.

Cost of Services and Sales

Cost of services and sales decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to lower access costs and a decline in pension and other postretirement benefit expenses at our Wireline segment and the impact of the operations divested and other non-operational charges during the three and six months ended June 30, 2010. These decreases were partially offset by higher cost of equipment sales and network costs at our Domestic Wireless segment.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to a decline in pension and other postretirement benefits and compensation expense at our Wireline segment and the impact of the divested operations and other non-operational charges during the three and six months ended June 30, 2010. Partially offsetting the decreases was higher sales commission expense at our Domestic Wireless segment.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to the sale of the divested operations as well as the non-operational charges noted in the table below, partially offset by growth in depreciable assets and the acquisition of Terremark in the second quarter of 2011.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Merger Integration and Acquisition Related Charges
Cost of services and sales	$–	$96	$–	$133
Selling, general and administrative expense	–	66	–	106
Depreciation and amortization expense	–	25	–	53

Total	$–	$187	$–	$292

Severance, Pension and Benefit Charges
Cost of services and sales	$–	$1,592	$–	$1,592
Selling, general and administrative expense	–	2,304	–	2,304

Total	$–	$3,896	$–	$3,896

Access Line Spin-off Related Charges
Cost of services and sales	$–	$27	$–	$42
Selling, general and administrative expense	–	168	–	298

Total	$–	$195	$–	$340

See “Other Items” for a description of other non-operational items.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses was unchanged, and decreased $32 million, or 12.6%, during the three and six months ended June 30, 2011, respectively, compared to the similar periods in 2010. The decrease during the six months ended June 30, 2011 was primarily due to lower earnings from operations at Vodafone Omnitel N.V., partially offset by a devaluation of the U.S. dollar against the Euro.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Interest income	$16	$17	$(1)	(5.9)%	$35	$44	$(9)	(20.5)%
Foreign exchange gains (losses), net	(11)	6	(17)	nm	(23)	20	(43)	nm
Other, net	5	(7)	12	nm	34	(2)	36	nm

Total	$10	$16	$(6)	(37.5)	$46	$62	$(16)	(25.8)

nm – not meaningful

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Total interest costs on debt balances	$835	$909	$(74)	(8.1)%	$1,657	$1,815	$(158)	(8.7)%
Less capitalized interest costs	118	230	(112)	(48.7)	231	456	(225)	(49.3)

Total	$717	$679	$38	5.6	$1,426	$1,359	$67	4.9

Average debt outstanding	$57,016	$60,080			$55,903	$60,886
Effective interest rate	5.9%	6.1%			5.9%	6.0%

Total interest costs on debt balances decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to a $3.1 billion and $5.0 billion decline in average debt, respectively. Total capitalized interest costs decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to a reduction in wireless licenses under development for commercial service. Capitalized interest costs will be significantly lower this year due to our ongoing deployment of the 4G LTE network.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Provision (benefit) for income taxes	$702	$(685)	$1,387	nm	$1,319	$937	$382	40.8%
Effective income tax rate	16.3%	518.9%			16.1%	24.6%

nm – not meaningful

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective tax rate being 14.1% lower and 482.4% higher during the three months ended June 30, 2011 and 2010, respectively, and 14.1% and 473.8% lower during the six months ended June 30, 2011 and 2010, respectively.

The decrease in the effective income tax rate for the three months ended June 30, 2011 compared to the similar period in 2010 was primarily driven by the Net loss attributable to Verizon related to the severance, pension and benefit charges in the three months ended June 30, 2010. This was partially offset by a taxable gain on the sale of the Alltel Divestiture Markets in the same period (See “Other Items”).

The decrease in the effective income tax rate for the six months ended June 30, 2011 compared to the similar period in 2010 was primarily due to a one-time, non-cash income tax charge of $1.0 billion recorded during the three months ended March 31, 2010 as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.7 billion at June 30, 2011 and $3.2 billion at December 31, 2010. Interest and penalties related to unrecognized tax benefits were $0.5 billion (after-tax) at June 30, 2011 and December 31, 2010. The decrease in unrecognized tax benefits was primarily due to the issuance of new Internal Revenue Service (IRS) Revenue Procedures in April 2011 that provided safe harbor elections for network asset maintenance costs and wireless depreciable lives which the Company has adopted. Additional decreases in unrecognized tax benefits resulted from the resolution of income tax examination issues.

As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions on numerous open tax positions. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2004 through 2006. We anticipate that the IRS will complete its examination in the third quarter of 2011. Significant tax examinations and litigation are also ongoing in New York, Canada, Australia and Italy for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Net income attributable to noncontrolling interest	$1,995	$1,745	$250	14.3%	$3,820	$3,620	$200	5.5%

The increase in Net income attributable to noncontrolling interest during the three and six months ended June 30, 2011 compared to the similar periods in 2010 was due to higher earnings in our Domestic Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies. You can find additional information about our segments in Note 9 to the condensed consolidated financial statements.

Domestic Wireless

Our Domestic Wireless segment provides wireless voice and data services and equipment sales to consumer, business and government customers in the United States. This segment primarily represents the operations of the Verizon joint venture with Vodafone, operating as Verizon Wireless. We own a 55% interest in Verizon Wireless and Vodafone owns the remaining 45%. All financial results included in the tables below reflect the consolidated results of Verizon Wireless.

Operating Revenue and Selected Operating Statistics

(dollars in millions, except ARPU)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Retail service	$14,019	$13,282	$737	5.5%	$27,693	$26,316	$1,377	5.2%
Other service	688	520	168	32.3	1,325	952	373	39.2

Service revenue	14,707	13,802	905	6.6	29,018	27,268	1,750	6.4
Equipment and other	2,586	1,895	691	36.5	5,156	3,741	1,415	37.8

Total Operating Revenue	$17,293	$15,697	$1,596	10.2	$34,174	$31,009	$3,165	10.2

Total connections (‘000)					106,292	99,736	6,556	6.6
Retail customers (‘000)					89,735	86,176	3,559	4.1
Retail postpaid customers (‘000)					85,290	81,573	3,717	4.6

Net additions in period (‘000): (1)
Total connections	2,208	1,622	586	36.1	3,984	3,128	856	27.4
Retail customers	1,318	461	857	nm	2,197	727	1,470	nm
Retail postpaid customers	1,257	661	596	90.2	2,163	1,073	1,090	nm

Churn Rate:
Retail customers	1.22%	1.31%			1.28%	1.36%
Retail postpaid customers	0.89%	0.93%			0.95%	0.99%

ARPU:
Retail service	$52.49	$51.53	$0.96	1.9	$52.18	$51.16	$1.02	2.0
Retail postpaid	54.12	53.12	1.00	1.9	53.82	52.74	1.08	2.0
Retail postpaid data	21.26	18.45	2.81	15.2	20.89	17.97	2.92	16.2

nm – not meaningful

(1) – Excluding acquisitions and adjustments

The increase in Domestic Wireless’ total operating revenue during the three and six months ended June 30, 2011 compared to the similar periods in 2010 was the result of growth in both service and equipment revenue.

Service Revenue

Service revenue increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to an increase in total connections since July 1, 2010, as well as continued growth in retail postpaid data ARPU, partially offset by a decline in retail postpaid voice ARPU.

The increase in retail and retail postpaid customer net additions during the three and six months ended June 30, 2011 compared to the similar periods in 2010 was due to an increase in retail postpaid customer gross additions as well as ongoing improvements in our retail customer churn rate, both of which we believe were primarily the result of our new device introductions, including the Apple iPhone 4 and our 4G LTE capable devices. Retail (non-wholesale) customers are customers directly served and managed by Verizon Wireless and that use its branded services. Retail postpaid customers represent individual lines of service for which a customer pays in advance a monthly access charge in return for a monthly voice and/or data service allowance, and use of any services beyond the allowances is billed in arrears. Churn is the rate at which customers disconnect individual lines of service. We expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality.

Total connection net additions increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 due to the above mentioned increases in retail and retail postpaid customer net additions, partially offset by a year over year decline in net additions from wholesale and other connections. Total connections represent the total of our retail customers and wholesale and other connections. Wholesale and other connections include customers from our reseller channel as well as connections from non-traditional wireless-enabled devices, such as those used to support vehicle tracking, telematics services and machine-to-machine connections.

Total data revenue was $5.8 billion and accounted for 39.5% of service revenue during the three months ended June 30, 2011 compared to $4.8 billion and 34.5% during the similar period in 2010. Total data revenue was $11.3 billion and accounted for 38.8% of service revenue during the six months ended June 30, 2011 compared to $9.2 billion and 33.8% during the similar period in 2010. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular for e-mail and web services resulting from increased sales of smartphones and other data-capable devices. Voice revenue decreased as a result of continued declines in retail postpaid voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and total data revenue will continue to grow as we grow our customer base, and increase the penetration of our data offerings as a larger proportion of our customer base uses smartphones and other data-capable devices.

The increases in retail service ARPU (the average revenue per user per month from retail customers), and retail postpaid ARPU (the average revenue per user per month from retail postpaid customers) for the three and six months ended June 30, 2011 as compared to the similar periods in 2010 were due to a continued increase in our retail postpaid data ARPU, which more than offset a decline in our retail postpaid voice ARPU. Retail postpaid data ARPU increased as a result of continued growth and penetration of our data offerings, resulting in part from the above mentioned increase in sales of our smartphones and other data-capable devices. We expect that retail postpaid data ARPU will continue to grow as a larger proportion of our customer base uses smartphones and other data-capable devices. The rate of retail postpaid data ARPU growth may be affected by the proportion of our customer base using smartphones or other data-capable devices due to differences in the data package pricing points being offered. As of June 30, 2011, 35.9% of our retail postpaid customers were using smartphones, compared to 21.3% at June 30, 2010. Retail postpaid voice ARPU declined $1.81, or 5.2%, during the three months ended June 30, 2011 and $1.84, or 5.3%, during the six months ended June 30, 2011 due to the ongoing impact of our retail customers seeking to optimize the value of our voice minute bundles.

Other service revenue includes revenue from wholesale and other connections as well as third party roaming revenue. Other service revenue increased as a result of the growth in wholesale and other connections and higher data roaming revenue.

Equipment and Other Revenue

Equipment and other revenue increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 due to an increase in the sales volume to new and upgrading customers, as well as an increase in average revenue per unit, for smartphones including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in both the sales volume and average revenue per unit for feature phones.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Cost of services and sales	$5,829	$4,736	$1,093	23.1%	$11,709	$9,411	$2,298	24.4%
Selling, general and administrative expense	4,794	4,451	343	7.7	9,545	8,943	602	6.7
Depreciation and amortization expense	1,978	1,827	151	8.3	3,877	3,639	238	6.5

Total Operating Expenses	$12,601	$11,014	$1,587	14.4	$25,131	$21,993	$3,138	14.3

Cost of Services and Sales

Cost of services and sales increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to higher costs of equipment sales and network costs. Cost of equipment sales increased by $1.0 billion and $2.1 billion for the three and six months ended June 30, 2011 driven by increased sales of higher cost smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in the volume sold and average cost per unit of feature phones. In addition, cost of services increased due to higher wireless network costs driven by an increase in local interconnection costs related to additional Evolution-Data Optimized (EV-DO) capacity to meet expected data usage demands as well as an increase in Ethernet facilities costs that support the 4G LTE network which was deployed in December 2010. The increase in cost of services was also impacted by higher roaming costs as a result of roaming costs incurred in divested markets and increased data roaming. Partially offsetting these increases was a decrease in costs for long distance and data services and applications.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to higher sales commission expense in our indirect channel. Indirect sales commission expense increased $0.3 billion and $0.5 billion during the three and six months ended June 30, 2011 compared to the similar periods in 2010 as a result of increases in the average commission per unit, as the mix of units continues to shift toward data devices and more customers activate data services, and contract renewals in connection with equipment upgrades.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily driven by growth in depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Segment Operating Income	$4,692	$4,683	$9	0.2%	$9,043	$9,016	$27	0.3%
Add Depreciation and amortization expense	1,978	1,827	151	8.3	3,877	3,639	238	6.5

Segment EBITDA	$6,670	$6,510	$160	2.5	$12,920	$12,655	$265	2.1

Segment operating income margin	27.1%	29.8%			26.5%	29.1%
Segment EBITDA service margin	45.4%	47.2%			44.5%	46.4%

The changes in Domestic Wireless’ Operating income, Segment EBITDA and Segment EBITDA service margin during the three and six months ended June 30, 2011 compared to the similar periods in 2010 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from Domestic Wireless’ Operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Merger integration and acquisition costs	$–	$187	$–	$292
Impact of divested operations	–	(159)	–	(347)
Deferred revenue adjustment	–	268	–	235

	$–	$296	$–	$180

Wireline

The Wireline segment provides customers with communication products and services, including voice, broadband video and data, network access, long distance and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)

Consumer retail	$3,394	$3,350	$44	1.3%	$6,777	$6,670	$107	1.6%
Small business	682	720	(38)	(5.3)	1,377	1,428	(51)	(3.6)

Mass Markets	4,076	4,070	6	0.1	8,154	8,098	56	0.7

Strategic services	1,908	1,620	288	17.8	3,682	3,193	489	15.3
Other	2,048	2,199	(151)	(6.9)	4,090	4,405	(315)	(7.2)

Global Enterprise	3,956	3,819	137	3.6	7,772	7,598	174	2.3

Global Wholesale	2,030	2,192	(162)	(7.4)	4,072	4,491	(419)	(9.3)
Other	185	196	(11)	(5.6)	396	465	(69)	(14.8)

Total Operating Revenues	$10,247	$10,277	$(30)	(0.3)	$20,394	$20,652	$(258)	(1.2)

Total voice connections (‘000)					24,997	27,138	(2,141)	(7.9)

Total Broadband connections (‘000)					8,552	8,279	273	3.3
FiOS Internet subscribers (‘000)					4,478	3,659	819	22.4
FiOS TV subscribers (‘000)					3,848	3,086	762	24.7

Mass Markets

Mass Markets revenue includes local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business subscribers.

Mass Markets revenues increased slightly during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to the expansion of consumer and small business FiOS services (voice, Internet and TV). As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS subscribers, we have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas. Our pricing strategy allows us to provide competitive offerings to our customers and potential customers. As of June 30, 2011, we achieved penetration rates of 33.9% and 29.9% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 29.9% and 26.1% for FiOS Internet and FiOS TV, respectively, at June 30, 2010. Partially offsetting the increase was the decline of local exchange revenues primarily due to a 7.9% decline in total voice connections resulting primarily from competition and technology substitution. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. The majority of the decline was sustained in the residential retail market, which experienced an 8.2% voice connection loss primarily due to substituting traditional landline services with wireless, VoIP, broadband and cable services. There was also a 5.2% decline in small business retail voice connections, primarily reflecting economic conditions, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to traditional voice and data services, such as private IP, private line, frame relay and asynchronous transfer mode (ATM) services, Global Enterprise offers strategic networking products and solutions including IP services, cloud services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides strategic managed network services for customers that outsource all or portions of their communications and information processing operations and data services, both domestically and internationally. In addition, Global Enterprise offers professional services in more than 30 countries supporting a range of solutions, including network service, security and information technology service, managing a move to IP-based unified communications and providing application performance support.

Global Enterprise revenues increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily driven by higher strategic services revenues, in part due to the inclusion of the operating revenues of Terremark, partially offset by lower local services and traditional circuit-based revenues. Strategic services revenue increased $0.3 billion, or 17.8%, and $0.5 billion, or 15.3%, during the three and six months ended June 30, 2011 compared to the similar periods in 2010 primarily due to higher information technology, security solution and strategic networking revenues. Strategic services continues to be Global Enterprise’s fastest growing suite of offerings. Traditional circuit-based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base continues its migration to next generation IP services.

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

The decrease in Global Wholesale revenues during the three and six months ended June 30, 2011 compared to the similar periods in 2010 was primarily due to decreased MOUs in traditional voice products, primarily as a result of increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace. Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Domestic wholesale connections declined by 8.8% as of June 30, 2011 compared to June 30, 2010 due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution, as well as the continued level of economic pressure. Voice and local loop services declined during the three and six months ended June 30, 2011 compared to the similar period in 2010. Continuing demand for high-capacity, high-speed digital services was partially offset by lower demand for older, low-speed data products and services.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales. The decrease in revenues from other services during the three and six months ended June 30, 2011 compared to the similar period in 2010 was primarily due to reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Cost of services and sales	$5,504	$5,611	$(107)	(1.9)%	$10,966	$11,352	$(386)	(3.4)%
Selling, general and administrative expense	2,308	2,359	(51)	(2.2)	4,598	4,809	(211)	(4.4)
Depreciation and amortization expense	2,117	2,100	17	0.8	4,224	4,163	61	1.5

Total Operating Expenses	$9,929	$10,070	$(141)	(1.4)	$19,788	$20,324	$(536)	(2.6)

Cost of Services and Sales

Cost of services and sales decreased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 due to lower access costs resulting primarily from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes. Also contributing to the decrease were lower pension and other postretirement benefit expenses. These declines were partially offset by higher FiOS customer premise equipment costs and content costs associated with continued FiOS subscriber growth and the acquisition of Terremark in the second quarter of 2011.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and six months ended June 30, 2011 primarily due to the decline in pension and other postretirement benefits and compensation expense, partially offset by the acquisition of Terremark in the second quarter of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2011 compared to the similar periods in 2010 resulting from growth in depreciable assets and the acquisition of Terremark in the second quarter of 2011.

Segment Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Segment Operating Income	$318	$207	$111	53.6%	$606	$328	$278	84.8%
Add Depreciation and amortization expense	2,117	2,100	17	0.8	4,224	4,163	61	1.5

Segment EBITDA	$2,435	$2,307	$128	5.5	$4,830	$4,491	$339	7.5

Segment operating income margin	3.1%	2.0%			3.0%	1.6%
Segment EBITDA margin	23.8%	22.4%			23.7%	21.7%

The changes in Wireline’s Operating income, Segment EBITDA and Segment EBITDA margin during the three and six months ended June 30, 2011 compared to the similar periods in 2010 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from Wireline’s Operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Access line spin-off and other charges	$–	$50	$–	$79
Severance, pension and benefit charges	–	2,040	–	2,040
Impact of divested operations	–	(181)	–	(407)

	$–	$1,909	$–	$1,712

Other Items

Merger Integration and Acquisition Related Charges

During the three and six months ended June 30, 2010, we recorded merger integration charges of $0.2 billion and $0.3 billion, respectively, related to the Alltel acquisition primarily relating to handset conversions, the decommissioning of overlapping cell sites and trade name amortization.

Severance, Pension and Benefit Charges

During the three and six months ended June 30, 2010, we recorded net pre-tax severance, pension and benefits charges of $3.9 billion primarily in connection with an agreement we reached with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, during the second quarter of 2010, we recorded severance, pension and benefits charges associated with the approximately 11,900 union-represented employees who volunteered for the incentive offer. These charges included $1.0 billion for severance for the 2010 programs mentioned above and a planned workforce reduction of approximately 2,500 employees in 2011. In addition, we recorded $1.2 billion for pension and postretirement curtailment losses and special termination benefits that were due to the workforce reductions, which caused the elimination of a significant amount of future service. Also, we recorded remeasurement losses of $1.7 billion for our pension and postretirement plans in accordance with our accounting policy to recognize actuarial gains and losses in the year in which they occur.

Medicare Part D Subsidy Charges

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

Dispositions

Access Line-Spin-off Related Charges

During the three and six months ended June 30, 2010, we recorded pre-tax charges of $0.2 billion and $0.3 billion, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier Communications Corporation (Frontier) to operate on a stand-alone basis subsequent to the closing of the transaction, and professional advisory and legal fees in connection with this transaction. (See “Acquisitions and Divestitures – Telephone Access Line Spin-Off”.)

Alltel Divestiture Markets

During the three and six months ended June 30, 2010, we recorded a tax charge of approximately $0.2 billion for the taxable gain associated with the Alltel Divestiture Markets. (See “Acquisitions and Divestitures”.)

Other

Corporate, eliminations and other during the three and six months ended June 30, 2010 includes non-cash adjustments of $268 million and $235 million, respectively, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that will be earned and recognized in future periods.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Cash Flows Provided By (Used In)
Operating activities	$12,792	$16,807	$(4,015)
Investing activities	(9,872)	(5,543)	(4,329)
Financing activities	(3,348)	(8,512)	5,164

Increase (Decrease) In Cash and Cash Equivalents	$(428)	$2,752	$(3,180)

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends, repurchase Verizon common stock from time to time and invest in new businesses. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional development activities or to maintain an appropriate capital structure to ensure our financial flexibility. We believe that we will continue to have the necessary access to capital markets.

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the six months ended June 30, 2011 decreased by $4.0 billion compared to the similar period in 2010 primarily due to the timing of tax payments and receipt of tax refunds, inventory purchases for wireless devices and higher pension plan contributions. In addition, net cash provided by operating activities during the six months ended June 30, 2010 included cash flows from divested operations (see “Acquisitions and Divestitures”).

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

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2011	2010
Domestic Wireless	$5,402	$4,032
Wireline	3,150	3,347
Other	366	240

	$8,918	$7,619

Total as a percentage of revenue	16.4%	14.2%

The increase in capital expenditures at Domestic Wireless during the six months ended June 30, 2011 compared to the similar period in 2010 was primarily due to increased investment in the capacity of our wireless EV-DO networks and funding the build-out of our fourth-generation network based on LTE technology. The decrease in capital expenditures at Wireline during the six months ended June 30, 2011 compared to the similar period in 2010 was primarily due to capital expenditures in 2010 related to the local exchange business and related landline activities that were spun-

off to Frontier, as well as lower capital expenditures related to the build-out of FiOS. We expect 2011 consolidated capital expenditures to be similar to last year’s spending of $16.5 billion.

Acquisitions

During April 2011, we paid approximately $1.4 billion for the equity of Terremark, which was partially offset by $0.1 billion of cash acquired (see “Acquisitions and Divestitures”). During the second quarter of 2011, Verizon Wireless acquired licenses and markets for total consideration of $0.1 billion.

Dispositions

During 2010, we received cash proceeds of $2.6 billion in connection with the sale of the Alltel Divestiture Markets (see “Acquisitions and Divestitures”).

Other, net

During the six months ended June 30, 2011, Other, net primarily included proceeds related to the sales of long-term investments, which were not significant to our condensed consolidated statements of income.

Cash Flows Used In Financing Activities

During the six months ended June 30, 2011 and 2010, net cash used in financing activities was $3.3 billion and $8.5 billion, respectively.

During March 2011, Verizon issued $6.25 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $6.19 billion, net of discounts and issuance costs. The net proceeds were used for the repayment of commercial paper, the retirement of certain outstanding notes issued by our telephone operating company subsidiaries and other general corporate purposes. The issuances consisted of the following: $1.0 billion Notes due 2014 that bear interest at a rate equal to three-month London Interbank Offered Rate (LIBOR) plus 0.61%, $1.5 billion 1.95% Notes due 2014, $1.25 billion 3.00% Notes due 2016, $1.5 billion 4.60% Notes due 2021 and $1.0 billion 6.00% Notes due 2041. In addition, during 2011, we utilized $0.3 billion of a fixed rate vendor financing facility.

During April 2011, we redeemed $1.0 billion of 5.65% Verizon Pennsylvania Inc. Debentures due November 15, 2011 at a redemption price of 102.9% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption, and $1.0 billion of 6.50% Verizon New England Inc. Debentures due September 15, 2011 at a redemption price of 102.3% of the principal amount of the debentures, plus accrued and unpaid interest through the date of redemption. We also terminated the related interest rate swaps with a notional value totaling $1.0 billion. In addition, during 2011, $0.5 billion of 5.35% Verizon Communications Notes matured and were repaid.

The debt obligations of Terremark that were outstanding at the time of its acquisition by Verizon were repaid during May 2011.

Verizon Wireless

During May 2011, Verizon Wireless repaid $4.0 billion aggregate principal amount of two-year fixed and floating rate notes.

Credit Facility and Shelf Registration

As of June 30, 2011, the unused borrowing capacity under a $6.2 billion three-year credit facility with a group of major financial institutions was approximately $6.1 billion. On April 15, 2011, we amended this facility primarily to reduce fees and borrowing costs and extend the maturity date to October 15, 2014. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

We have a shelf registration available for the issuance of up to $7.75 billion of additional unsecured debt or equity securities.

Verizon’s ratio of total debt divided by total debt plus Verizon’s equity was 57.8% at June 30, 2011 and December 31, 2010.

Distributions

As of July 28, 2011 Verizon owned 55% of the Verizon Wireless partnership, and Vodafone Group Plc owned 45% of the partnership. On July 28, 2011, the Board of Representatives of Verizon Wireless declared a distribution to its owners, payable on January 31, 2012 in proportion to their partnership interests on that date, in the aggregate amount of $10 billion. As a result, based on current ownership interests in Verizon Wireless, we will receive a cash payment of $5.5 billion and Vodafone Group Plc will receive a cash payment of $4.5 billion on the distribution date.

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

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2011 totaled $6.2 billion, a $0.4 billion decrease compared to Cash and cash equivalents at December 31, 2010 for the reasons discussed above.

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

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Net cash provided by operating activities	$12,792	$16,807	$(4,015)
Less Capital expenditures (including capitalized software)	8,918	7,619	1,299

Free cash flow	$3,874	$9,188	$(5,314)

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At June 30, 2011, our primary foreign currency exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2011, more than three-fourths in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $0.4 billion at June 30, 2011 and $0.3 billion at December 31, 2010, and is primarily included in Other assets and Long-term debt. As of June 30, 2011, the total notional amount of these interest rate swaps was $8.0 billion.

Cross Currency Swaps

Our domestic wireless business, operating as Verizon Wireless, has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps, primarily included in Other assets, was approximately $0.3 billion and $0.1 billion at June 30, 2011 and December 31, 2010, respectively. During the three and six months ended June 30, 2011, a pretax gain of $36 million and $0.1 billion, respectively, were recognized in Other comprehensive income. During the three and six months ended June 30, 2010, a pretax loss of $0.2 billion and $0.4 billion, respectively, were recognized in Other comprehensive income. A portion of these gains and losses recognized in Other comprehensive income were reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

Acquisitions and Divestitures

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. The acquisition is expected to enhance Verizon’s offerings to business and government customers globally.

Telephone Access Line Spin-off

On July 1, 2010, after receiving regulatory approval, we completed the spin-off of the shares of a newly formed subsidiary of Verizon (Spinco) to Verizon stockholders and the merger of Spinco with Frontier. Spinco held defined assets and liabilities that were used in Verizon’s local exchange businesses and related activities in 14 states. The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion.

Alltel Divestiture Markets

As a condition of the regulatory approvals to complete the acquisition of Alltel Corporation in January 2009, Verizon Wireless was required to divest overlapping properties in 105 operating markets in 24 states (Alltel Divestiture Markets). During the second quarter of 2010, AT&T Mobility acquired 79 of the 105 Alltel Divestiture Markets, including licenses and network assets, for approximately $2.4 billion in cash and Atlantic Tele-Network, Inc. acquired the remaining 26 Alltel Divestiture Markets, including licenses and network assets, for $0.2 billion in cash.

Other Factors That May Affect Future Results

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

Recent Accounting Standards

In May 2011, the accounting standard update regarding fair value measurement was issued. This standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We will adopt this standard update during the first quarter of 2012. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the accounting standard update regarding the presentation of comprehensive income was issued. This standard update was issued to increase the prominence of items reported in other comprehensive income and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt this standard update during the first quarter of 2012. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the registrant’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2011. At June 30, 2011, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 28, 2011	By	/s/ Robert J. Barish
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