Form 10-Q
period 2011-09-30
VERIZON COMMUNICATIONS INC
filed 2011-10-25
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

At September 30, 2011, 2,831,090,656 shares of the registrant’s common stock were outstanding, after deducting 136,519,463 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2011	2010	2011	2010

Operating Revenues	$27,913	$26,484	$82,439	$80,170

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,398	10,671	33,785	33,539
Selling, general and administrative expense	7,689	8,407	22,346	26,075
Depreciation and amortization expense	4,179	4,023	12,316	12,322

Total Operating Expenses	23,266	23,101	68,447	71,936

Operating Income	4,647	3,383	13,992	8,234
Equity in earnings of unconsolidated businesses	125	141	347	395
Other income and (expense), net	24	(51)	70	11
Interest expense	(698)	(597)	(2,124)	(1,956)

Income Before Provision For Income Taxes	4,098	2,876	12,285	6,684
Provision for income taxes	(556)	(178)	(1,875)	(1,115)

Net Income	$3,542	$2,698	$10,410	$5,569

Net income attributable to noncontrolling interest	$2,163	$2,039	$5,983	$5,659
Net income (loss) attributable to Verizon	1,379	659	4,427	(90)

Net Income	$3,542	$2,698	$10,410	$5,569

Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Verizon	$.49	$.23	$1.56	$(.03)
Weighted-average shares outstanding (in millions)	2,834	2,829	2,832	2,830

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Verizon	$.49	$.23	$1.56	$(.03)
Weighted-average shares outstanding (in millions)	2,839	2,830	2,838	2,830

Dividends declared per common share	$0.5000	$0.4875	$1.4750	$1.4380

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2011	At December 31, 2010

Assets
Current assets
Cash and cash equivalents	$10,324	$6,668
Short-term investments	534	545
Accounts receivable, net of allowances of $833 and $876	11,648	11,781
Inventories	1,153	1,131
Prepaid expenses and other	4,111	2,223

Total current assets	27,770	22,348

Plant, property and equipment	214,798	211,655
Less accumulated depreciation	125,955	123,944

	88,843	87,711

Investments in unconsolidated businesses	3,461	3,497
Wireless licenses	73,203	72,996
Goodwill	23,541	21,988
Other intangible assets, net	5,915	5,830
Other assets	5,299	5,635

Total assets	$228,032	$220,005

Liabilities and Equity
Current liabilities
Debt maturing within one year	$8,630	$7,542
Accounts payable and accrued liabilities	14,486	15,702
Other	11,520	7,353

Total current liabilities	34,636	30,597

Long-term debt	46,285	45,252
Employee benefit obligations	27,705	28,164
Deferred income taxes	26,412	22,818
Other liabilities	5,479	6,262

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,912	37,922
Reinvested earnings	4,619	4,368
Accumulated other comprehensive income	1,037	1,049
Common stock in treasury, at cost	(5,112)	(5,267)
Deferred compensation – employee stock ownership plans and other	298	200
Noncontrolling interest	48,464	48,343

Total equity	87,515	86,912

Total liabilities and equity	$228,032	$220,005

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2011	2010

Cash Flows from Operating Activities
Net Income	$10,410	$5,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,316	12,322
Employee retirement benefits	1,428	5,710
Deferred income taxes	1,901	1,611
Provision for uncollectible accounts	754	922
Equity in earnings of unconsolidated businesses, net of dividends received	102	82
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,553)	640
Other, net	(2,846)	(1,742)

Net cash provided by operating activities	21,512	25,114

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,546)	(11,744)
Acquisitions of licenses, investments and businesses, net of cash acquired	(1,854)	(1,027)
Proceeds from dispositions of businesses	–	2,594
Net change in short-term investments	43	(34)
Other, net	945	151

Net cash used in investing activities	(13,412)	(10,060)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,510	–
Repayments of long-term borrowings and capital lease obligations	(7,420)	(7,941)
Increase (decrease) in short-term obligations, excluding current maturities	1,817	(1,097)
Dividends paid	(4,139)	(4,034)
Proceeds from access line spin-off	–	3,083
Proceeds from sale of common stock	139	–
Other, net	(1,351)	(1,680)

Net cash used in financing activities	(4,444)	(11,669)

Increase in cash and cash equivalents	3,656	3,385
Cash and cash equivalents, beginning of period	6,668	2,009

Cash and cash equivalents, end of period	$10,324	$5,394

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

Domestic Wireless

Our Domestic Wireless segment earns revenue primarily by providing access to and usage of its network. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record the revenue gross at the time of the sale.

Wireless bundled service plans primarily consist of wireless voice and data services. The bundling of a voice plan with a text messaging plan (“Talk & Text”), for example, creates a multiple deliverable arrangement consisting of a voice component and a data component in the form of text messaging. For these arrangements, revenue is allocated to each deliverable using a relative selling price method. Under this method, arrangement consideration is allocated to each separate deliverable based on our standalone selling price for each product or service, up to the amount that is not contingent upon providing additional services. For equipment sales, we currently subsidize the cost of wireless devices. The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer. The equipment revenue is recognized up to the amount collected when the wireless device is sold.

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

Leasing Arrangements

At each reporting period, we monitor the credit quality of the various lessees in our portfolios. Regarding the leveraged lease portfolio, external credit reports are used where available, and, where not available, we use internally developed indicators, or internal credit risk grades, that take into account historical loss experience, the value of the underlying collateral, delinquency trends, industry and general economic conditions. The credit quality of our lessees primarily varies from AAA to B-. All accounts are current as of the end of this reporting period. For each reporting period the leveraged leases within the portfolio are reviewed for indicators of impairment where it is probable the rent due according to the contractual terms of the lease will not be collected.

Earnings Per Common Share

Stock options and restricted stock units outstanding that were included in the computation of diluted earnings per common share totaled approximately 5 million and 6 million during the three and nine months ended September 30, 2011, respectively. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 19 million weighted-average shares for the three and nine months ended September 30, 2011, respectively.

As a result of the Net loss attributable to Verizon for the nine months ended September 30, 2010, diluted earnings per share is the same as basic earnings per share. If there had been net income for the nine months ended September 30, 2010, there would have been a total of approximately 2 million stock options and restricted stock units outstanding included in the computation of diluted earnings per share. There were a total of approximately 2 million stock options and restricted stock units outstanding included in the computation of diluted earnings per common share for the three months ended September 30, 2010. Certain outstanding options to purchase shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 59 million weighted-average shares and 78 million weighted-average shares for the three and nine months ended September 30, 2010.

Recent Accounting Standards

In May 2011, an accounting standard update regarding fair value measurement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We will adopt this standard update during the first quarter of 2012. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In June 2011, an accounting standard update regarding the presentation of comprehensive income was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. This standard update is effective during the first quarter of 2012. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This standard update is effective during the first quarter of 2012. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

2.	Acquisitions and Divestitures

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark Worldwide, Inc. (Terremark), a global provider of information technology infrastructure and cloud services, for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a tender offer and subsequent “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. The acquisition enhanced Verizon’s offerings to business and government customers globally.

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

Telephone Access Line Spin-off

On July 1, 2010, we completed the spin-off of the shares of a newly formed subsidiary of Verizon (Spinco) to Verizon stockholders and the merger of Spinco with Frontier Communications Corporation (Frontier). Spinco held defined assets and liabilities that were used in Verizon’s local exchange businesses and related activities in 14 states. The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2010 include these operations prior to the completion of the spin-off.

During the three and nine months ended September 30, 2010, we recorded pre-tax charges of $0.1 billion and $0.5 billion, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier to operate on a stand-alone basis subsequent to the closing of the transaction, and professional advisory and legal fees in connection with this transaction.

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

Other

During the nine months ended September 30, 2011, we acquired various wireless licenses and markets, as well as a provider of cloud software technology, for cash consideration that was not significant.

During the third quarter of 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $0.2 billion. The purchase price allocation resulted in $0.1 billion of wireless licenses and $0.1 billion in goodwill.

During the three and nine months ended September 30, 2010, we recorded merger integration charges of $0.2 billion and $0.5 billion, respectively, for the Alltel acquisition primarily relating to handset conversions, the decommissioning of overlapping cell sites and trade name amortization.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2011	$72,996
Acquisitions (Note 2)	51
Capitalized interest on wireless licenses	156

Balance at September 30, 2011	$73,203

During the year ended December 31, 2010, approximately $12.2 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs. In December 2010, a substantial portion of these licenses were placed in service in connection with our deployment of fourth-generation Long-Term Evolution technology services. As of September 30, 2011, approximately $2.8 billion of wireless licenses remained under development for commercial service.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Domestic Wireless	Wireline	Total
Balance at January 1, 2011	$17,869	$4,119	$21,988
Acquisitions (Note 2)	81	1,468	1,549
Reclassifications, adjustments and other	–	4	4

Balance at September 30, 2011	$17,950	$5,591	$23,541

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At September 30, 2011			At December 31, 2010

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,532	$(1,928)	$1,604	$3,150	$(1,551)	$1,599
Non-network internal-use software (3 to 7 years)	9,231	(5,285)	3,946	8,446	(4,614)	3,832
Other (2 to 25 years)	557	(192)	365	885	(486)	399

Total	$13,320	$(7,405)	$5,915	$12,481	$(6,651)	$5,830

Customer lists and Other at September 30, 2011 include $0.4 billion related to the Terremark acquisition (see Note 2).

The amortization expense for other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2011	$377	$1,121
2010	446	1,365

Estimated annual amortization expense for other intangible assets is as follows:

Years	(dollars in millions)
2011	$1,504
2012	1,351
2013	1,182
2014	871
2015	682

4.	Debt

Changes to debt during the nine months ended September 30, 2011 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2011	$7,542	$45,252	$52,794
Proceeds from long-term borrowings	–	6,510	6,510
Repayments of long-term borrowings and capital leases obligations	(7,420)	–	(7,420)
Increase in short-term obligations, excluding current maturities	1,817	–	1,817
Reclassifications of long-term debt	5,650	(5,650)	–
Debt acquired (Note 2)	748	–	748
Other	293	173	466

Balance at September 30, 2011	$8,630	$46,285	$54,915

During March 2011, Verizon issued $6.25 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $6.19 billion, net of discounts and issuance costs. The net proceeds were used for the repayment of commercial paper, the retirement of certain outstanding notes issued by our telephone operating company subsidiaries and other general corporate purposes. The issuances consisted of the following: $1.0 billion Notes due 2014 that bear interest at a rate equal to three-month London Interbank Offered Rate (LIBOR) plus 0.61%, $1.5 billion 1.95% Notes due 2014, $1.25 billion 3.00% Notes due 2016, $1.5 billion 4.60% Notes due 2021 and $1.0 billion 6.00% Notes due 2041. In addition, during 2011, we utilized $0.3 billion under fixed rate vendor financing facilities.

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

Guarantees

During June 2011, we guaranteed the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of September 30, 2011, $8.2 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2011, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of September 30, 2011, the unused borrowing capacity under a $6.2 billion three-year credit facility with a group of major financial institutions was approximately $6.1 billion. On April 15, 2011, we amended this facility primarily to reduce fees and borrowing costs and extend the maturity date to October 15, 2014.

5.	Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2011:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$231	$–	$–	$231
Fixed income securities	2	301	–	303
Other Assets:
Fixed income securities	217	752	–	969
Interest rate swaps	–	649	–	649
Cross currency swaps	–	99	–	99

Total	$450	$1,801	$–	$2,251

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2011.

Fair Value of Short-term and Long-term Debt

The fair value of our short-term and long-term debt, excluding capital leases, which is determined based on market quotes for similar terms and maturities or future cash flows discounted at current rates, was as follows:

	At September 30, 2011		At December 31, 2010

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$54,540	$63,225	$52,462	$59,020

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate and commodity swap agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $0.6 billion at September 30, 2011 and $0.3 billion at December 31, 2010, and is primarily included in Other assets and Long-term debt. As of September 30, 2011, the total notional amount of these interest rate swaps was $8.0 billion.

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

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps, primarily included in Other assets, was approximately $0.1 billion at September 30, 2011 and December 31, 2010, respectively. During the three months ended September 30, 2011, a pretax loss of $0.2 billion was recognized in Other comprehensive income. During the nine months ended September 30, 2011, the pretax loss recognized in Other comprehensive income was not significant. During the three and nine months ended September 30, 2010, a pretax gain of $0.2 billion and a pretax loss of $0.2 billion, respectively, were recognized in Other comprehensive income. A portion of these gains and losses recognized in Other comprehensive income was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	20,923	32,380
Granted	6,354	9,878
Payments	(7,571)	(12,137)
Cancelled/Forfeited	(121)	(161)

Outstanding, September 30, 2011	19,585	29,960

As of September 30, 2011, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.5 billion and is expected to be recognized over a weighted-average period of approximately two years.

The RSUs granted in 2011 and 2010, and classified as equity awards, have a weighted average grant date fair value of $36.38 and $28.63 per unit, respectively.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of no less than 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	56,844	$44.25
Exercised	(3,869)	34.82
Cancelled/Forfeited	(20,314)	51.58

Outstanding, September 30, 2011	32,661	40.80

All stock options outstanding at September 30, 2011 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The 2000 Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). The Wireless Plan provides rewards that are tied to the long-term performance of the Partnership. Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of September 30, 2011, all VARs were fully vested. We have not granted new VARs since 2004.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	11,569	$13.11
Exercised	(2,494)	15.02
Cancelled/Forfeited	(35)	14.93

Outstanding, September 30, 2011	9,040	12.57

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, actuarial gains and losses are recognized in operating results in the year in which they occur. These gains and losses are measured annually as of December 31 or upon a remeasurement event.

Net Periodic Benefit Cost

The following table summarizes the benefit cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended September 30,	2011	2010	2011	2010
Service cost	$77	$85	$74	$75
Amortization of prior service cost (credit)	18	27	(15)	94

Subtotal	95	112	59	169
Expected return on plan assets	(494)	(537)	(40)	(63)
Interest cost	397	445	356	408

Subtotal	(2)	20	375	514
Remeasurement loss, net	329	1,188	–	–

Net periodic benefit cost	$327	$1,208	$375	$514

(dollars in millions)	Pension		Health Care and Life

Nine Months Ended September 30,	2011	2010	2011	2010
Service cost	$230	$268	$224	$231
Amortization of prior service cost (credit)	54	82	(43)	282

Subtotal	284	350	181	513
Expected return on plan assets	(1,482)	(1,638)	(122)	(189)
Interest cost	1,192	1,352	1,066	1,231

Subtotal	(6)	64	1,125	1,555
Remeasurement loss, net	309	1,751	–	1,100

Net periodic benefit cost	303	1,815	1,125	2,655
Curtailment and termination benefits	–	854	–	386

Total	$303	$2,669	$1,125	$3,041

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2011, we recorded net pre-tax severance, pension and benefits charges of $0.3 billion, including pension settlement losses, for our pension and postretirement plans in accordance with our accounting policy to recognize actuarial gains and losses upon a remeasurement event.

During the three and nine months ended September 30, 2010, we recorded net pre-tax severance, pension and benefits charges of $1.2 billion and $5.1 billion, respectively. The charges during the three and nine months ended September 30, 2010 included remeasurement losses of $1.2 billion and $2.9 billion, respectively, for our pension and postretirement plans in accordance with our accounting policy to recognize actuarial gains and losses upon a remeasurement event. The remeasurement losses included $0.1 billion of pension settlement losses related to employees that received lump sum distributions primarily resulting from our previously announced separation plans. Additionally, during the nine months ended September 30, 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, we recorded severance, pension and benefits charges associated with the approximately 11,900 union-represented employees who volunteered for the incentive offer. These charges included $1.0 billion for severance for the 2010 separation programs mentioned above and a planned workforce reduction of approximately 2,500 employees in 2011. In addition, we recorded $1.2 billion for pension and postretirement curtailment losses and special termination benefits that were due to the workforce reductions, which caused the elimination of a significant amount of future service.

Severance Payments

During the three and nine months ended September 30, 2011, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. At September 30, 2011, we had a remaining severance liability of $1.2 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2011.

Employer Contributions

During the three months ended September 30, 2011, we contributed $25 million to our nonqualified pension plans and $0.4 billion to our other postretirement benefit plans. During the nine months ended September 30, 2011, we contributed $0.4 billion to our qualified pension trusts, $0.1 billion to our nonqualified pension plans and $1.1 billion to our other postretirement benefit plans. We do not expect to make additional qualified pension plan contributions during the remainder of 2011.

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

8.	Equity and Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Nine Months Ended September 30, 2011

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity

Balance at beginning of period	$38,569	$48,343	$86,912

Net income	4,427	5,983	10,410
Other comprehensive loss	(12)	(3)	(15)

Comprehensive income	4,415	5,980	10,395

Contributed capital	(10)	–	(10)
Dividends declared	(4,176)	–	(4,176)
Distributions declared	–	(4,500)	(4,500)
Common stock in treasury	155	–	155
Distributions and other	98	(1,359)	(1,261)

Balance at end of period	$39,051	$48,464	$87,515

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc’s 45% ownership interest in Verizon Wireless. On July 28, 2011, the Board of Representatives of Verizon Wireless declared a distribution to its owners, payable on January 31, 2012 in proportion to their partnership interests on that date, in the aggregate amount of $10 billion. As a result, based on current ownership interests in Verizon Wireless, we will receive a cash payment of $5.5 billion and Vodafone Group Plc will receive a cash payment of $4.5 billion on the distribution date, which is included in Other current liabilities on our condensed consolidated balance sheet.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of income tax expense (benefit), are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Net Income	$3,542	$2,698	$10,410	$5,569
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	(290)	350	(16)	(101)
Net unrealized gain (loss) on cash flow hedges	(1)	–	27	(22)
Net unrealized gain (loss) on marketable securities	(28)	53	(30)	34
Defined benefit pension and postretirement plans (Note 7)	2	72	7	441

Other comprehensive income (loss) attributable to Verizon	(317)	475	(12)	352
Other comprehensive income (loss) attributable to noncontrolling interest	1	–	(3)	(32)

Total Comprehensive Income	$3,226	$3,173	$10,395	$5,889

Comprehensive income attributable to noncontrolling interest	$2,164	$2,039	$5,980	$5,627
Comprehensive income attributable to Verizon	1,062	1,134	4,415	262

Total Comprehensive Income	$3,226	$3,173	$10,395	$5,889

Other comprehensive income attributable to noncontrolling interest primarily reflects activity related to cross currency swaps (see Note 5).

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three months ended September 30, 2011 and the nine months ended September 30, 2010 was primarily due to the strengthening of the U.S. dollar against the Euro. The change for the three months ended September 30, 2010 was primarily due to the weakening of the U.S. dollar against the Euro.

Unrealized Gain (Loss) on Marketable Securities

Gross unrealized gains and losses on marketable securities for the three and nine months ended September 30, 2011 and 2010 were not significant.

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At September 30, 2011	At December 31, 2010
Foreign currency translation adjustments	$827	$843
Net unrealized gain on cash flow hedges	153	126
Unrealized gain on marketable securities	49	79
Defined benefit pension and postretirement plans	8	1

Accumulated Other Comprehensive Income	$1,037	$1,049

9.	Segment Information

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

Corporate, eliminations and other during the nine months ended September 30, 2010 includes a non-cash adjustment of $235 million, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that were earned and recognized in future periods.

Our segments and their principal activities consist of the following:

Segment	Description
Domestic Wireless	Domestic Wireless provides wireless voice and data services and equipment sales to consumer, business and government customers in the United States.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
External Operating Revenues
Domestic Wireless
Retail service	$14,392	$13,460	$42,055	$39,771
Other service	626	689	1,952	1,641

Service revenue	15,018	14,149	44,007	41,412

Equipment	1,797	1,275	5,234	3,289
Other	890	802	2,590	2,517

Total Domestic Wireless	17,705	16,226	51,831	47,218

Wireline
Consumer retail	3,400	3,364	10,177	10,034
Small business	666	706	2,038	2,130

Mass Markets	4,066	4,070	12,215	12,164

Strategic services	1,935	1,674	5,617	4,867
Other	1,984	2,168	6,078	6,572

Global Enterprise	3,919	3,842	11,695	11,439

Global Wholesale	1,668	1,859	5,138	5,723
Other	185	202	558	641

Total Wireline	9,838	9,973	29,606	29,967

Total segments	27,543	26,199	81,437	77,185
Corporate, eliminations and other	370	285	1,002	2,985

Total consolidated – reported	$27,913	$26,484	$82,439	$80,170

Intersegment Revenues
Domestic Wireless	$21	$24	$69	$41
Wireline	311	313	937	971

Total segments	332	337	1,006	1,012
Corporate, eliminations and other	(332)	(337)	(1,006)	(1,012)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Domestic Wireless	$17,726	$16,250	$51,900	$47,259
Wireline	10,149	10,286	30,543	30,938

Total segments	27,875	26,536	82,443	78,197
Corporate, eliminations and other	38	(52)	(4)	1,973

Total consolidated – reported	$27,913	$26,484	$82,439	$80,170

Operating Income
Domestic Wireless	$5,149	$4,854	$14,192	$13,870
Wireline	53	187	659	515

Total segments	5,202	5,041	14,851	14,385
Reconciling items	(555)	(1,658)	(859)	(6,151)

Total consolidated – reported	$4,647	$3,383	$13,992	$8,234

(dollars in millions)	At September 30, 2011	At December 31, 2010
Assets
Domestic Wireless	$144,508	$138,863
Wireline	88,486	83,849

Total segments	232,994	222,712
Reconciling items	(4,962)	(2,707)

Total consolidated – reported	$228,032	$220,005

A reconciliation of the segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2011	2010	2011	2010
Total segment operating revenues	$27,875	$26,536	$82,443	$78,197
Deferred revenue adjustment	–	–	–	(235)
Impact of divested operations (Note 2)	–	–	–	2,407
Corporate, eliminations and other	38	(52)	(4)	(199)

Total consolidated operating revenues	$27,913	$26,484	$82,439	$80,170

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Total segment operating income	$5,202	$5,041	$14,851	$14,385
Severance, pension and benefit charges (Note 7)	(329)	(1,188)	(329)	(5,084)
Impact of divested operations (Note 2)	–	–	–	755
Deferred revenue adjustment	–	–	–	(235)
Merger integration and acquisition costs (Note 2)	–	(159)	–	(451)
Access line spin-off related charges (Note 2)	–	(67)	–	(407)
Corporate, eliminations and other	(226)	(244)	(530)	(729)

Total consolidated operating income	4,647	3,383	13,992	8,234

Equity in earnings of unconsolidated businesses	125	141	347	395
Other income and (expense), net	24	(51)	70	11
Interest expense	(698)	(597)	(2,124)	(1,956)

Income Before Provision For Income Taxes	$4,098	$2,876	$12,285	$6,684

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2011 and 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is one of the world’s leading providers of communications services. Our domestic wireless business, operating as Verizon Wireless, provides wireless voice and data products and services across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly diverse workforce of approximately 195,400 employees as of September 30, 2011.

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

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:

Revenue Growth – To generate revenue growth we are devoting our resources to higher growth markets such as the wireless market, the broadband and video markets, and the provision of strategic services to business markets, rather than to the traditional wireline voice market. During the three months ended September 30, 2011, consolidated revenue increased 5.4% compared to the similar period in 2010 in part due to executing this strategy.

•

In Domestic Wireless, during the three months ended September 30, 2011 compared to the similar period in 2010, strong customer growth coupled with strong demand for smartphones and internet data devices and increasing service revenue drove a total revenue increase of 9.1%.

•

In Wireline, during the three months ended September 30, 2011 compared to the similar period in 2010, revenues were positively impacted by a 15.6% increase in strategic services revenue, which now represents 49% of total Global Enterprise revenues, as well as the expansion of consumer and small business FiOS services. The increase in strategic services revenue was due in part to the acquisition of Terremark Worldwide, Inc. (Terremark), described below.

The increase in revenues from our growth markets was partially offset by lower revenue resulting from a decline in total voice connections and decreased minutes of use (MOUs) in the Wireline segment. FiOS subscriber growth was lower in the third quarter than in prior quarters due to installation delays caused by storm conditions in the Mid-Atlantic and Northeast regions coupled with the work stoppage of our union-represented employees in August. Our union-represented employees are currently working under their previously existing labor contract as negotiations continue.

During April 2011, we acquired Terremark, a global provider of information technology infrastructure and cloud services. The acquisition improved Verizon’s competitive position in the managed hosting and cloud services space, enhanced our offerings to business and government customers globally and enabled us to grow consolidated revenues. During the third quarter of 2011, we acquired a provider of cloud software technology, which is expected to further enhance our offerings of cloud services.

Market Share Gains – In our wireless business, our goal is to continue to be the market leader in providing wireless voice and data communication services in the United States. As of September 30, 2011, total connections increased 6.5% to 107.7 million compared to September 30, 2010. As the demand for wireless data services grows, we continue to increase our data revenues by expanding our penetration of data services as a result of increased sales of smartphones and other data-capable devices. Data revenue now represents 40.6% of Verizon Wireless total service revenue and retail postpaid data average revenue per customer per month (ARPU) increased by 15.7% to $22.22. In 2010, we launched our fourth-generation (4G) Long-Term Evolution technology (LTE) mobile broadband network in 38 major markets, and as of October 20, 2011, we have launched 4G LTE in 165 markets covering more than 186 million people throughout the country. By the end of 2011, we expect LTE to be available in more than 175 markets.

In our wireline business, we continue to see improving trends and progress toward our goal of becoming the leading provider of communications products and services in each of the markets in which we operate.

During the three months ended September 30, 2011, in Wireline:

•

revenue from our FiOS broadband and video products comprised a greater proportion of our revenue from growth markets as we added 20,000 net wireline broadband connections, including 138,000 net new FiOS Internet subscribers, for a total of 8.6 million connections, including 4.6 million FiOS Internet subscribers; and,

•	we added 131,000 net new FiOS TV subscribers, for a total of 4.0 million FiOS TV subscribers.

As of September 30, 2011, we achieved penetration rates of 34.6% and 30.6% for FiOS Internet and FiOS TV, respectively. With FiOS, we have created the opportunity to increase revenue per customer as well as improve overall Wireline profitability as the traditional fixed-line telephone business continues to decline due to customer migration to wireless, cable and other newer technologies.

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

Customer Service – Our goal is to be the leading company in customer service in every market we serve. We view superior product offerings and customer service as a competitive differentiator and a catalyst to growing revenues and gaining market share. We are committed to providing high-quality customer service and continually monitor customer satisfaction in all facets of our business. In addition, we are focused on providing the highest network reliability and innovative products and services. Our 4G LTE network received numerous third-party accolades addressing the superior speed and performance of our network. During the nine months ended September 30, 2011, we invested $12.5 billion in capital expenditures.

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

Trends

There have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Corporate, eliminations and other during the nine months ended September 30, 2010 included a one-time non-cash adjustment of $235 million, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that were earned and recognized in future periods. The adjustment was not material to the condensed consolidated financial statements (see “Other Items”). In addition, the results of operations related to the divestitures we completed in 2010 (see “Acquisitions and Divestitures”) included in Corporate, eliminations and other are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2011	2010
Impact of Divested Operations
Operating revenues	$–	$2,407
Cost of services and sales	–	574
Selling, general and administrative expense	–	665
Depreciation and amortization expense	–	413

Consolidated Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Domestic Wireless
Service revenue	$15,033	$14,168	$865	6.1%	$44,051	$41,436	$2,615	6.3%
Equipment and other	2,693	2,082	611	29.3	7,849	5,823	2,026	34.8

Total	17,726	16,250	1,476	9.1	51,900	47,259	4,641	9.8
Wireline
Mass Markets	4,070	4,073	(3)	(0.1)	12,224	12,171	53	0.4
Global Enterprise	3,921	3,841	80	2.1	11,693	11,439	254	2.2
Global Wholesale	1,963	2,157	(194)	(9.0)	6,035	6,648	(613)	(9.2)
Other	195	215	(20)	(9.3)	591	680	(89)	(13.1)

Total	10,149	10,286	(137)	(1.3)	30,543	30,938	(395)	(1.3)
Corporate, eliminations and other	38	(52)	90	nm	(4)	1,973	(1,977)	nm

Consolidated Revenues	$27,913	$26,484	$1,429	5.4	$82,439	$80,170	$2,269	2.8

nm – not meaningful

The increase in consolidated revenues during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 was primarily due to higher revenues at Domestic Wireless, the expansion of FiOS services and growth in strategic services, which was in part due to the inclusion of the operating revenues of Terremark in our Wireline segment. Partially offsetting these increases were decreases in Global Wholesale revenues and total voice connections at our Wireline segment. In addition, the increase during the nine months ended September 30, 2011 was partially offset by the impact of divested operations.

Domestic Wireless’ revenues increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to growth in both service and equipment revenue. Service revenue increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to an increase in total connections since October 1, 2010, as well as continued growth in retail postpaid data ARPU, partially offset by a decline in retail postpaid voice ARPU. We expect that retail postpaid data ARPU will continue to grow as a larger proportion of our customer base uses smartphones and other data-capable devices. The rate of retail postpaid data ARPU growth during the three and nine months ended September 30, 2011 was positively affected by the larger proportion of our customer base using smartphones. However, we experienced dilution of our retail postpaid data ARPU for other data-capable devices due to customers optimizing the value of their data packages and we expect this trend to continue.

Wireless total data revenue was $6.1 billion and accounted for 40.6% of service revenue during the three months ended September 30, 2011 compared to $5.1 billion and 35.7% during the similar period in 2010. Wireless total data revenue was $17.4 billion and accounted for 39.4% of service revenue during the nine months ended September 30, 2011 compared to $14.3 billion and 34.5% during the similar period in 2010. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular to support web and e-mail services resulting from increased sales of smartphones and other data-capable devices. Voice revenue decreased as a result of continued declines in retail postpaid voice ARPU, partially offset by an increase in the number of customers.

Other service revenue decreased for the three months ended September 30, 2011 compared to the similar period in 2010 as a result of a decrease in third party roaming revenue as well as a decrease in revenues from our wholesale channel. Other service revenue increased for the nine months ended September 30, 2011 compared to the similar period in 2010 as a result of year-to-date growth in wholesale and other connections and higher data roaming revenue.

Equipment and other revenue increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 due to an increase in the sales volume to new and upgrading customers as well as an increase in the average revenue per unit for smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases was a decrease in the sales volume for basic phones in both periods.

Wireline’s revenues decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily driven by declines in Global Wholesale revenues and total voice connections, partially offset by increased revenues from our growth markets as well as the impact of the operating revenues of Terremark. Wireline’s revenues were also impacted by an increase in our FiOS order backlog as well as delays in provisioning certain services to enterprise customers in August and September of 2011.

Mass Markets revenues were essentially unchanged during the three months ended September 30, 2011 and increased slightly during the nine months ended September 30, 2011 compared to the similar periods in 2010. Mass Markets revenues were positively impacted by the expansion of consumer and small business FiOS services (voice, Internet and TV), partially offset by the decline of local exchange revenues. The decline in local exchange revenues was due to a decrease in total voice connections resulting primarily from competition and technology substitution. Mass Market revenues during the three and nine months ended September 30, 2011 were also impacted by FiOS installation delays as noted above.

Global Enterprise revenues increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to growth in strategic services, which was in part due to the inclusion of the operating revenues of Terremark, partially offset by lower local services and traditional circuit-based revenues.

Global Wholesale revenues decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to decreased MOUs in traditional voice products primarily as a result of increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace.

Other revenues decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to reduced business volumes, including former MCI mass market customer losses.

Consolidated Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Cost of services and sales	$11,398	$10,671	$727	6.8%	$33,785	$33,539	$246	0.7%
Selling, general and administrative expense	7,689	8,407	(718)	(8.5)	22,346	26,075	(3,729)	(14.3)
Depreciation and amortization expense	4,179	4,023	156	3.9	12,316	12,322	(6)	–

Consolidated Operating Expenses	$23,266	$23,101	$165	0.7	$68,447	$71,936	$ (3,489)	(4.9)

Consolidated operating expenses increased during the three months ended September 30, 2011 and decreased during the nine months ended September 30, 2011 compared to the similar periods in 2010. Consolidated operating expenses were positively impacted by lower non-operational charges and operating expenses at Wireline during the three and nine months ended September 30, 2011 compared to the similar periods in 2010. Partially offsetting these lower costs were higher operating expenses at Domestic Wireless and costs resulting from storm-related events. The change in consolidated operating expenses during the nine months ended September 30, 2011 was also partially attributable to the divested operations.

Cost of Services and Sales

Cost of services and sales increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to higher cost of equipment sales at our Domestic Wireless segment, an increase in content costs associated with FiOS subscriber growth, costs related to repair and maintenance expenses caused by storm-related events, and during the three months ended September 30, 2011, higher non-operational charges. Partially offsetting the increase during the three and nine months ended September 30, 2011 were a decrease in access costs and pension and postretirement benefit expenses at our Wireline segment. Additionally, during the nine months ended September 30, 2011, the increase was also partially offset by the impact of divested operations and lower non-operational charges.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to a decrease in non-operational charges, pension and other postretirement benefits and compensation expense at our Wireline segment and, during the nine months ended September 30, 2011, the impact of divested operations. Partially offsetting these decreases were higher costs caused by storm-related events as well as higher sales commission expense at our Domestic Wireless segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended September 30, 2011 and was essentially unchanged during the nine months ended September 30, 2011 compared to the similar periods in 2010. Depreciation and amortization expense during the three and nine months ended September 30, 2011 was impacted by growth in depreciable assets and the acquisition of Terremark in the second quarter of 2011, partially offset by lower non-operational charges. The change in depreciation and amortization expense during the nine months ended September 30, 2010 was also partially attributable to the divested operations.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Merger Integration and Acquisition Related Charges	$–	$159	$–	$451

Severance, Pension and Benefit Charges	329	1,188	329	5,084

Access Line Spin-off Related Charges	–	67	–	407

See “Other Items” for a description of other non-operational items.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased $16 million, or 11.3%, and $48 million, or 12.2%, during the three and nine months ended September 30, 2011, respectively, compared to the similar periods in 2010. Equity in earnings of unconsolidated businesses primarily includes earnings from operations at Vodafone Omnitel N.V. and the related foreign exchange gains and losses due to movements of the Euro against the U.S. dollar.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Interest income	$16	$17	$(1)	(5.9)%	$51	$61	$(10)	(16.4)%
Foreign exchange gains (losses), net	1	(17)	18	nm	(22)	3	(25)	nm
Other, net	7	(51)	58	nm	41	(53)	94	nm

Total	$24	$(51)	$75	nm	$70	$11	$59	nm

nm - not meaningful

Other income and (expense), net increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily driven by lower fees incurred during 2011 related to the early extinguishment of debt. Other income and (expense), net during the nine months ended September 30, 2011 also includes gains on sales of short-term investments, partially offset by foreign exchange losses at our international wireline operations.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Total interest costs on debt balances	$808	$834	$(26)	(3.1)%	$2,465	$2,649	$(184)	(6.9)%
Less capitalized interest costs	110	237	(127)	(53.6)	341	693	(352)	(50.8)

Total	$698	$597	$101	16.9	$2,124	$1,956	$168	8.6

Average debt outstanding	$54,746	$54,236			$55,632	$58,568
Effective interest rate	5.9%	6.2%			5.9%	6.0%

Total interest costs on debt balances decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010. The decrease in total interest costs on debt balances during the three months ended September 30, 2011 was primarily due to a lower effective interest rate, partially offset by a $0.5 billion increase in average debt. The decrease in total interest costs on debt balances during the nine months ended September 30, 2011 was primarily due to a $2.9 billion decline in average debt.

Total capitalized interest costs decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to a reduction in wireless licenses under development for commercial service. Capitalized interest costs will be significantly lower this year due to our ongoing deployment of the 4G LTE network.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Provision for income taxes	$556	$178	$378	nm	$1,875	$1,115	$760	68.2%
Effective income tax rate	13.6%	6.2%			15.3%	16.7%

nm – not meaningful

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective tax rate being 15.1% and 15.1% lower during the three months ended September 30, 2011 and 2010, respectively, and 14.5% and 92.1% lower during the nine months ended September 30, 2011 and 2010, respectively.

The increase in the effective income tax rate for the three months ended September 30, 2011 compared to the similar period in 2010 was primarily driven by lower income before provision for income taxes attributable to Verizon primarily as a result of the pension and benefit charges in the three months ended September 30, 2010.

The decrease in the effective income tax rate for the nine months ended September 30, 2011 compared to the similar period in 2010 was primarily due to a one-time, non-cash income tax charge of $1.0 billion recorded during the three months ended March 31, 2010 as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, Verizon and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in Verizon’s financial statements, this change required Verizon to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. This was partially offset by lower income before provision for income taxes attributable to Verizon primarily as a result of the severance, pension and benefit charges in the nine months ended September 30, 2010.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.7 billion at September 30, 2011 and $3.2 billion at December 31, 2010. Interest and penalties related to unrecognized tax benefits were $0.5 billion (after-tax) at September 30, 2011 and December 31, 2010. The decrease in unrecognized tax benefits was primarily due to the issuance of new Internal Revenue Service (IRS) Revenue Procedures in April 2011 that provided safe harbor elections for network asset maintenance costs and wireless depreciable lives which the Company has adopted. Additional decreases in unrecognized tax benefits resulted from the resolution of income tax examination issues.

As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions on numerous open tax positions. The IRS completed its examination of the Company’s U.S. income tax returns for tax years 2004 through 2006 in the third quarter of 2011. We are in the process of appealing certain tax adjustments proposed by the IRS related to the 2004 through 2006 examination period. Significant tax examinations and litigation are also ongoing in New York, Canada, Australia and Italy for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Net income attributable to noncontrolling interest	$2,163	$2,039	$124	6.1%	$5,983	$5,659	$324	5.7%

The increase in Net income attributable to noncontrolling interest during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 was due to higher earnings in our Domestic Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Verizon Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Verizon Wireless Segment EBITDA by Verizon Wireless service revenues. Verizon Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues primarily exclude equipment revenues in order to reflect the impact of providing service to the wireless customer base on an ongoing basis. Verizon Wireline EBITDA margin is calculated by dividing Wireline EBITDA by total Wireline revenues.

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

Operating Revenue and Selected Operating Statistics

(dollars in millions, except ARPU)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Retail service	$14,405	$13,479	$926	6.9%	$42,098	$39,795	$2,303	5.8%
Other service	628	689	(61)	(8.9)	1,953	1,641	312	19.0

Service revenue	15,033	14,168	865	6.1	44,051	41,436	2,615	6.3
Equipment and other	2,693	2,082	611	29.3	7,849	5,823	2,026	34.8

Total Operating Revenue	$17,726	$16,250	$1,476	9.1	$51,900	$47,259	$4,641	9.8

Connections (‘000):(1)
Total connections					107,695	101,095	6,600	6.5
Retail customers					90,708	86,734	3,974	4.6
Retail postpaid customers					86,175	82,257	3,918	4.8

Net additions in period (‘000):(2)
Total connections	1,335	1,248	87	7.0	5,319	4,376	943	21.5
Retail customers	968	447	521	nm	3,165	1,174	1,991	nm
Retail postpaid customers	882	584	298	51.0	3,045	1,657	1,388	83.8

Churn Rate:
Retail customers	1.26%	1.43%			1.27%	1.39%
Retail postpaid customers	0.94%	1.07%			0.95%	1.02%

ARPU:
Retail service	$53.21	$51.95	$1.26	2.4	$52.53	$51.42	$1.11	2.2
Retail postpaid	54.89	53.61	1.28	2.4	54.18	53.03	1.15	2.2
Retail postpaid data	22.22	19.21	3.01	15.7	21.34	18.39	2.95	16.0

nm – not meaningful

(1) – As of end of period

(2) – Excluding acquisitions and adjustments

The increase in Domestic Wireless’ total operating revenue during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 was the result of growth in both service and equipment revenue.

Service Revenue

Service revenue increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to an increase in total connections since October 1, 2010, as well as continued growth in retail postpaid data ARPU, partially offset by a decline in retail postpaid voice ARPU.

The increase in retail and retail postpaid customer net additions during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 was due to an increase in retail postpaid customer gross additions as well as ongoing improvements in our retail customer churn rate, both of which we believe were primarily the result of device introductions during the first half of 2011 such as the Apple iPhone 4 and our 4G LTE capable devices. Retail (non-wholesale) customers are customers directly served and managed by Verizon Wireless and that use its branded services. Retail postpaid customers represent individual lines of service for which a customer pays in advance a monthly access charge in return for a monthly voice and/or data service allowance, and use of any services beyond the allowances is billed in arrears. Churn is the rate at which customers disconnect individual lines of service. We expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality.

Total connection net additions increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 due to the above mentioned increases in retail and retail postpaid customer net additions, partially offset by a year over year decline in net additions from wholesale and other connections. Total connections represent the total of our retail customers and wholesale and other connections. Wholesale and other connections include customers from our reseller channel as well as connections from non-traditional wireless-enabled devices, such as those used to support vehicle tracking, telematics services and machine-to-machine connections.

Total data revenue was $6.1 billion and accounted for 40.6% of service revenue during the three months ended September 30, 2011 compared to $5.1 billion and 35.7% during the similar period in 2010. Total data revenue was $17.4 billion and accounted for 39.4% of service revenue during the nine months ended September 30, 2011 compared to $14.3 billion and 34.5% during the similar period in 2010. Total data revenue continues to increase as a result of the increased penetration of data offerings, in particular to support web and e-mail services resulting from increased sales of smartphones and other data-capable devices. Voice revenue decreased as a result of continued declines in retail postpaid voice ARPU, as discussed below, partially offset by an increase in the number of customers. We expect that total service revenue and total data revenue will continue to grow as we grow our customer base and increase the penetration of our data offerings as a larger proportion of our customer base uses smartphones and other data-capable devices.

The increases in retail service ARPU (the average revenue per user per month from retail customers), and retail postpaid ARPU (the average revenue per user per month from retail postpaid customers) for the three and nine months ended September 30, 2011 as compared to the similar periods in 2010 were due to a continued increase in our retail postpaid data ARPU, which more than offset a decline in our retail postpaid voice ARPU. Retail postpaid data ARPU increased as a result of continued growth and penetration of our data offerings, resulting in part from the above mentioned increase in sales of our smartphones and other data-capable devices. We expect that retail postpaid data ARPU will continue to grow as a larger proportion of our customer base uses smartphones and other data-capable devices. The rate of retail postpaid data ARPU growth during the three and nine months ended September 30, 2011 was positively affected by the larger proportion of our customer base using smartphones, which grew to 39.2% of our retail postpaid customers as of September 30, 2011 compared to 24.4% at September 30, 2010. However, we experienced dilution of our retail postpaid data ARPU for other data-capable devices due to customers optimizing the value of their data packages and we expect this trend to continue. Retail postpaid voice ARPU was $32.67 and $32.84 during the three and nine months ended September 30, 2011, respectively, representing declines of $1.73, or 5.0%, and $1.80, or 5.2%, compared to the similar periods in 2010 due to the ongoing impact of our retail customers seeking to optimize the value of our voice minute bundles.

Other service revenue includes revenue from wholesale and other connections as well as third party roaming revenue. Other service revenue decreased for the three months ended September 30, 2011 compared to the similar period in 2010 as a result of a decrease in third party roaming revenue as well as a decrease in revenues from our wholesale channel. Other service revenue increased for the nine months ended September 30, 2011 compared to the similar period in 2010 as a result of year-to-date growth in wholesale and other connections and higher data roaming revenue.

Equipment and Other Revenue

Equipment and other revenue increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 due to an increase in the sales volume to new and upgrading customers, as well as an increase in average revenue per unit, for smartphones including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases was a decrease in the sales volume for basic phones in both periods.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Cost of services and sales	$5,670	$5,017	$653	13.0%	$17,379	$14,428	$2,951	20.5%
Selling, general and administrative expense	4,867	4,543	324	7.1	14,412	13,486	926	6.9
Depreciation and amortization expense	2,040	1,836	204	11.1	5,917	5,475	442	8.1

Total Operating Expenses	$12,577	$11,396	$1,181	10.4	$37,708	$33,389	$4,319	12.9

Cost of Services and Sales

Cost of services and sales increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to higher costs of equipment sales. Cost of equipment sales increased by $0.7 billion and $2.8 billion for the three and nine months ended September 30, 2011 driven by increased sales of higher cost smartphones, including Apple’s iPhone 4, and other data-capable devices. Partially offsetting these increases were decreases in the volume sold and average cost per unit of basic phones. In addition, cost of services increased in the nine months ended September 30, 2011 due to higher wireless network costs resulting from an increase in local interconnection costs related to additional Evolution-Data Optimized (EV-DO) capacity to meet expected data usage demands as well as an increase in Ethernet facilities costs that support the 4G LTE network. The increase in cost of services was also impacted by higher roaming costs incurred in divested markets and increased data roaming. Partially offsetting these increases was a decrease in costs for long distance and data services and applications.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to higher sales commission expense in our indirect channel. Indirect sales commission expense increased $0.2 billion and $0.8 billion during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 as a result of increases in the average commission per unit, as the mix of units continues to shift toward data devices and more customers activate data services, and increased contract renewals in connection with equipment upgrades.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily driven by growth in depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Segment Operating Income	$5,149	$4,854	$295	6.1%	$14,192	$13,870	$322	2.3%

Add Depreciation and amortization expense	2,040	1,836	204	11.1	5,917	5,475	442	8.1

Segment EBITDA	$7,189	$6,690	$499	7.5	$20,109	$19,345	$764	3.9

Segment operating income margin	29.0%	29.9%			27.3%	29.3%

Segment EBITDA service margin	47.8%	47.2%			45.6%	46.7%

The changes in the table above during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from Domestic Wireless’ Operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Merger integration and acquisition costs	$–	$159	$–	$451
Impact of divested operations	–	–	–	(348)
Deferred revenue adjustment	–	–	–	235

	$–	$159	$–	$338

Wireline

The Wireline segment provides customers with communication products and services, including voice, broadband video and data, network access, long distance and other services, to residential and small business customers and carriers, as well as next-generation IP network services and communications solutions to medium and large businesses and government customers globally.

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Consumer retail	$3,400	$3,364	$36	1.1%	$10,177	$10,034	$143	1.4%
Small business	670	709	(39)	(5.5)	2,047	2,137	(90)	(4.2)

Mass Markets	4,070	4,073	(3)	(0.1)	12,224	12,171	53	0.4

Strategic services	1,935	1,674	261	15.6	5,617	4,867	750	15.4
Other	1,986	2,167	(181)	(8.4)	6,076	6,572	(496)	(7.5)

Global Enterprise	3,921	3,841	80	2.1	11,693	11,439	254	2.2

Global Wholesale	1,963	2,157	(194)	(9.0)	6,035	6,648	(613)	(9.2)
Other	195	215	(20)	(9.3)	591	680	(89)	(13.1)

Total Operating Revenues	$10,149	$10,286	$(137)	(1.3)	$30,543	$30,938	$(395)	(1.3)

Connections (‘000):(1)
Total voice connections					24,519	26,544	(2,025)	(7.6)

Total Broadband connections					8,572	8,340	232	2.8
FiOS Internet subscribers					4,616	3,885	731	18.8
FiOS TV subscribers					3,979	3,290	689	20.9

(1) – As of end of period

Wireline’s revenues decreased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily driven by declines in Global Wholesale revenues and total voice connections, partially offset by increased revenues from our growth markets as well as the impact of the operating revenues of Terremark. Wireline’s revenues were also impacted by an increase in our FiOS order backlog as well as delays in provisioning certain services to enterprise customers in August and September of 2011.

Mass Markets

Mass Markets revenues includes local exchange (basic service and end-user access), long distance (including regional toll), broadband services (including high-speed Internet and FiOS Internet) and FiOS TV services for residential and small business subscribers.

Mass Markets revenues were essentially unchanged during the three months ended September 30, 2011 compared to the similar period in 2010. During the nine months ended September 30, 2011 compared to the similar period in 2010, Mass Markets revenues increased slightly primarily due to the expansion of consumer and small business FiOS services (voice, Internet and TV), partially offset by the decline of local exchange revenues.

As we continue to expand the number of premises eligible to order FiOS services and extend our sales and marketing efforts to attract new FiOS subscribers, we have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas. As of September 30, 2011, we achieved penetration rates of 34.6% and 30.6% for FiOS Internet and FiOS TV, respectively, compared to penetration rates of 31.0% and 27.2% for FiOS Internet and FiOS TV, respectively, at September 30, 2010. During the third quarter of 2011, FiOS subscriber growth was lower than in prior quarters due to installation delays caused by storm conditions in the Mid-Atlantic and Northeast regions coupled with the work stoppage of our union-represented employees in August.

Mass Markets revenues were negatively impacted by the decline of local exchange revenues primarily due to a 7.6% decline in total voice connections resulting primarily from competition and technology substitution. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. The majority of the decline in total voice connections was sustained in the residential retail market, which experienced an 8.0% voice connection loss primarily due to substituting traditional landline services with wireless, VoIP, broadband and cable services. There was also a 5.2% decline in small business retail voice connections, primarily reflecting challenging economic conditions, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers voice, data and Internet communications services to medium and large business customers, multi-national corporations, and state and federal government customers. In addition to traditional voice and data services, such as private line, frame relay and asynchronous transfer mode (ATM) services, Global Enterprise offers strategic networking products and solutions including IP services, cloud services and value-added solutions that make communications more secure, reliable and efficient. Global Enterprise also provides strategic managed network services for customers that outsource all or portions of their communications and information processing operations and data services, both domestically and internationally. In addition, Global Enterprise offers professional services in more than 30 countries supporting a range of solutions, including network service, security and information technology service, managing a move to IP-based unified communications and providing application performance support.

Global Enterprise revenues increased during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily driven by higher strategic services revenues, in part due to the inclusion of the operating revenues of Terremark, partially offset by lower local services and traditional circuit-based revenues. Strategic services revenue increased $0.3 billion, or 15.6%, and $0.8 billion, or 15.4% during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to higher information technology, security solution and strategic networking revenues. Strategic services continues to be Global Enterprise’s fastest growing suite of offerings. Traditional circuit-based services such as frame relay, private line and ATM services declined compared to the similar period last year as our customer base continues to migrate to next generation IP services.

Global Wholesale

Global Wholesale provides voice, data and value-added business services, as well as local service to long distance and other carriers. Voice services include switched access revenues generated from fixed and usage-based charges paid by carriers for access to our local network, interexchange wholesale traffic sold in the United States and internationally destined traffic that originates in the United States. In addition, special access revenues are generated from carriers that buy dedicated local exchange capacity to support their private networks. Data services include high-speed digital data offerings, such as Ethernet, Fast Packet and Synchronous Optical Network, as well as core data circuits, such as DS1/DS3 which aim to enhance wholesale customer networks and to provide connections to their end users and subscribers. Value-added business services include managed services, mobility and security services. Local wholesale revenues include unbundled network elements and interconnection revenues from competitive local exchange carriers and wireless carriers.

The decrease in Global Wholesale revenues during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 was primarily due to decreased MOUs in traditional voice products, primarily as a result of increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace. Switched access and interexchange wholesale MOUs declined primarily as a result of wireless substitution and access line losses. Domestic wholesale connections declined by 8.4% as of September 30, 2011 compared to September 30, 2010 due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution, as well as the continued level of economic pressure. Voice and local loop services declined during the three and nine months ended September 30, 2011 compared to the similar period in 2010. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services primarily due to fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. As a result, the number of DS1/DS3 circuits experienced a 5.0% decline as compared to the similar period in 2010.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, pay phone, card services and supply sales. The decrease in revenues from other services during the three and nine months ended September 30, 2011 compared to the similar period in 2010 was primarily due to reduced business volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Cost of services and sales	$5,681	$5,658	$23	0.4%	$16,647	$17,010	$(363)	(2.1)%
Selling, general and administrative expense	2,296	2,296	–	–	6,894	7,105	(211)	(3.0)
Depreciation and amortization expense	2,119	2,145	(26)	(1.2)	6,343	6,308	35	0.6

Total Operating Expenses	$10,096	$10,099	$(3)	–	$29,884	$30,423	$(539)	(1.8)

Cost of Services and Sales

Cost of services and sales increased during the three months ended September 30, 2011 and decreased during the nine months ended September 30, 2011 compared to the similar periods in 2010. Cost of services and sales during the three and nine months ended September 30, 2011 was negatively impacted by higher costs related to repair and maintenance expenses caused by storm-related events during the third quarter of 2011, higher customer premise equipment costs and content costs associated with continued FiOS subscriber growth and the acquisition of Terremark in the second quarter of 2011. Cost of services and sales during the three and nine months ended September 30, 2011 was positively impacted by a decrease in access costs resulting primarily from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes, as well as lower pension and postretirement benefit expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense was unchanged during the three months ended September 30, 2011 and decreased during the nine months ended September 30, 2011 compared to the similar periods in 2010 primarily due to decreased pension and other postretirement benefits and compensation expense, partially offset by higher costs caused by storm-related events in the third quarter of 2011, as well as the acquisition of Terremark in the second quarter of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three months ended September 30, 2011 compared to the similar period in 2010 due to a decrease in amortization expense. Depreciation and amortization expense increased during the nine months ended September 30, 2011 compared to the similar period in 2010 primarily due to the acquisition of Terremark in the second quarter of 2011.

Segment Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
Segment Operating Income	$53	$187	$(134)	(71.7)%	$659	$515	$144	28.0%
Add Depreciation and amortization expense	2,119	2,145	(26)	(1.2)	6,343	6,308	35	0.6

Segment EBITDA	$2,172	$2,332	$(160)	(6.9)	$7,002	$6,823	$179	2.6

Segment operating income margin	0.5%	1.8%			2.2%	1.7%

Segment EBITDA margin	21.4%	22.7%			22.9%	22.1%

The changes in the table above during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from Wireline’s Operating income were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2011	2010
Access line spin-off and other charges	$–	$79
Severance, pension and benefit charges	–	2,040
Impact of divested operations	–	(407)

	$–	$1,712

Other Items

Merger Integration and Acquisition Related Charges

During the three and nine months ended September 30, 2010, we recorded merger integration charges of $0.2 billion and $0.5 billion, respectively, for the Alltel acquisition primarily relating to handset conversions, the decommissioning of overlapping cell sites and trade name amortization.

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2011, we recorded net pre-tax severance, pension and benefits charges of $0.3 billion, including pension settlement losses, for our pension and postretirement plans in accordance with our accounting policy to recognize actuarial gains and losses upon a remeasurement event.

During the three and nine months ended September 30, 2010, we recorded net pre-tax severance, pension and benefits charges of $1.2 billion and $5.1 billion, respectively. The charges during the three and nine months ended September 30, 2010 included remeasurement losses of $1.2 billion and $2.9 billion, respectively, for our pension and postretirement plans in accordance with our accounting policy to recognize actuarial gains and losses upon a remeasurement event. The remeasurement losses included $0.1 billion of pension settlement losses related to employees that received lump sum distributions primarily resulting from our previously announced separation plans. Additionally, during the nine months ended September 30, 2010, we reached an agreement with certain unions on temporary enhancements to the separation programs contained in their existing collective bargaining agreements. These temporary enhancements were intended to help address a previously declared surplus of employees and to help reduce the need for layoffs. Accordingly, we recorded severance, pension and benefits charges associated with the approximately 11,900 union-represented employees who volunteered for the incentive offer. These charges included $1.0 billion for severance for the 2010 separation programs mentioned above and a planned workforce reduction of approximately 2,500 employees in 2011. In addition, we recorded $1.2 billion for pension and postretirement curtailment losses and special termination benefits that were due to the workforce reductions, which caused the elimination of a significant amount of future service.

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

Dispositions

Access Line-Spin-off Related Charges

During the three and nine months ended September 30, 2010, we recorded pre-tax charges of $0.1 billion and $0.5 billion, respectively, primarily for costs incurred related to network, non-network software and other activities to enable the divested markets in the transaction with Frontier Communications Corporation (Frontier) to operate on a stand-alone basis subsequent to the closing of the transaction, and professional advisory and legal fees in connection with this transaction. (See “Acquisitions and Divestitures”.)

Alltel Divestiture Markets

During the three and nine months ended September 30, 2010, we recorded a tax charge of approximately $0.2 billion for the taxable gain associated with the Alltel Divestiture Markets. (See “Acquisitions and Divestitures”.)

Other

Corporate, eliminations and other during the nine months ended September 30, 2010 includes a non-cash adjustment of $235 million, primarily to adjust wireless data revenues. This adjustment was recorded to properly defer previously recognized wireless data revenues that were earned and recognized in future periods.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Cash Flows Provided By (Used In)
Operating activities	$21,512	$25,114	$(3,602)
Investing activities	(13,412)	(10,060)	(3,352)
Financing activities	(4,444)	(11,669)	7,225

Increase In Cash and Cash Equivalents	$3,656	$3,385	$271

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2011 decreased by $3.6 billion compared to the similar period in 2010 primarily due to inventory purchases for wireless devices and higher pension plan contributions. In addition, net cash provided by operating activities during the nine months ended September 30, 2010 included cash flows from divested operations (see “Acquisitions and Divestitures”).

During the nine months ended September 30, 2011 and 2010, we received net distributions from Vodafone Omnitel of $0.4 billion.

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

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2011	2010
Domestic Wireless	$7,186	$6,205
Wireline	4,767	5,098
Other	593	441

	$12,546	$11,744

Total as a percentage of revenue	15.2%	14.6%

The increase in capital expenditures at Domestic Wireless during the nine months ended September 30, 2011 compared to the similar period in 2010 was primarily due to increased investment in the capacity of our wireless EV-DO networks and funding the build-out of our fourth-generation network based on LTE technology. The decrease in capital expenditures at Wireline during the nine months ended September 30, 2011 compared to the similar period in 2010 was primarily due to capital expenditures in 2010 related to the local exchange business and related landline activities that were spun-off to Frontier, as well as lower capital expenditures related to the build-out of FiOS. We expect 2011 consolidated capital expenditures to be similar to last year’s spending of $16.5 billion.

Acquisitions

During the second quarter of 2011, we paid approximately $1.4 billion for the equity of Terremark, which was partially offset by $0.1 billion of cash acquired (see “Acquisitions and Divestitures”). Additionally, during the nine months ended September 30, 2011, we acquired various wireless licenses and markets, as well as a provider of cloud software technology, for cash consideration that was not significant.

During the third quarter of 2010, Verizon Wireless acquired the net assets and related customers of six operating markets in Louisiana and Mississippi in a transaction with AT&T Inc. for cash consideration of $0.2 billion.

Dispositions

During 2010, we received cash proceeds of $2.6 billion in connection with the sale of the Alltel Divestiture Markets (see “Acquisitions and Divestitures”).

Other, net

During the nine months ended September 30, 2011, Other, net primarily included proceeds related to the sales of long-term investments, which were not significant to our condensed consolidated statements of income.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2011 and 2010, net cash used in financing activities was $4.4 billion and $11.7 billion, respectively.

2011

During March 2011, Verizon issued $6.25 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $6.19 billion, net of discounts and issuance costs. The net proceeds were used for the repayment of commercial paper, the retirement of certain outstanding notes issued by our telephone operating company subsidiaries and other general corporate purposes. The issuances consisted of the following: $1.0 billion Notes due 2014 that bear interest at a rate equal to three-month London Interbank Offered Rate (LIBOR) plus 0.61%, $1.5 billion 1.95% Notes due 2014, $1.25 billion 3.00% Notes due 2016, $1.5 billion 4.60% Notes due 2021 and $1.0 billion 6.00% Notes due 2041. In addition, during 2011, we utilized $0.3 billion under fixed rate vendor financing facilities.

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

2010

During the nine months ended September 30, 2010, $0.3 billion of 6.125% Verizon New York Inc. Debentures, $0.2 billion of 6.375% Verizon North Inc. Debentures and $0.2 billion of 6.30% Verizon Northwest Inc. Debentures matured and were repaid.

During July 2010, Verizon received approximately $3.1 billion in connection with the completion of the spin-off and merger of a newly formed subsidiary of Verizon with Frontier (see “Acquisitions and Divestitures”). This special cash payment was subsequently used to redeem $2.0 billion of 7.25% Verizon Communications Notes due December 2010 at a redemption price of 102.7% of the principal amount of the Notes, plus accrued and unpaid interest through the date of redemption, as well as other short-term borrowings.

Verizon Wireless

On June 28, 2010, Verizon Wireless exercised its right to redeem the outstanding $1.0 billion of aggregate floating rate notes due June 2011 at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. In addition, during the nine months ended September 30, 2010, Verizon Wireless repaid $4.0 billion of borrowings that were outstanding under a three-year term loan facility. No borrowings remain outstanding under this facility and this facility has been cancelled.

Credit Facility and Shelf Registration

As of September 30, 2011, the unused borrowing capacity under a $6.2 billion three-year credit facility with a group of major financial institutions was approximately $6.1 billion. On April 15, 2011, we amended this facility primarily to reduce fees and borrowing costs and extend the maturity date to October 15, 2014. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

We have a shelf registration available for the issuance of up to $7.75 billion of additional unsecured debt or equity securities.

Verizon’s ratio of total debt divided by total debt plus Verizon’s equity was 58.4% at September 30, 2011 and 57.8% at December 31, 2010.

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

Dividends

As in prior periods, dividend payments are a significant use of capital resources. The Board of Directors of Verizon determines the appropriateness of the level of our dividend payments on a periodic basis by considering such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareowners. During the third quarter of 2011, the Board increased our quarterly dividend payment 2.6% to $.50 per share from $.4875 per share in the same period of 2010.

During the nine months ended September 30, 2011 and 2010, we paid $4.1 billion and $4.0 billion in dividends, respectively.

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

Increase In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2011 totaled $10.3 billion, a $3.7 billion increase compared to Cash and cash equivalents at December 31, 2010 for the reasons discussed above.

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

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Net cash provided by operating activities	$21,512	$25,114	$(3,602)
Less Capital expenditures (including capitalized software)	12,546	11,744	802

Free cash flow	$8,966	$13,370	$(4,404)

The change in free cash flow during the nine months ended September 30, 2011 compared to the similar period in 2010 was a result of the factors described in connection with net cash provided by operating activities and capital expenditures above.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At September 30, 2011, our primary foreign currency exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2011, more than three-fourths in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the debt due to changes in interest rates. The fair value of these contracts was $0.6 billion at September 30, 2011 and $0.3 billion at December 31, 2010, and is primarily included in Other assets and Long-term debt. As of September 30, 2011, the total notional amount of these interest rate swaps was $8.0 billion.

Cross Currency Swaps

Verizon Wireless has entered into cross currency swaps designated as cash flow hedges to exchange approximately $2.4 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of these swaps, primarily included in Other assets, was approximately $0.1 billion at September 30, 2011 and December 31, 2010, respectively. During the three months ended September 30, 2011, a pretax loss of $0.2 billion was recognized in Other comprehensive income. During the nine months ended September 30, 2011, the pretax loss recognized in Other comprehensive income was not significant. During the three and nine months ended September 30, 2010, a pretax gain of $0.2 billion and a pretax loss of $0.2 billion, respectively, were recognized in Other comprehensive income. A portion of these gains and losses recognized in Other comprehensive income was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations.

Acquisitions and Divestitures

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a tender offer and subsequent “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. The acquisition enhanced Verizon’s offerings to business and government customers globally.

Telephone Access Line Spin-off

On July 1, 2010, we completed the spin-off of the shares of a newly formed subsidiary of Verizon (Spinco) to Verizon stockholders and the merger of Spinco with Frontier. Spinco held defined assets and liabilities that were used in Verizon’s local exchange businesses and related activities in 14 states. The total value of the transaction to Verizon and its stockholders was approximately $8.6 billion.

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

Recent Accounting Standards

In May 2011, an accounting standard update regarding fair value measurement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We will adopt this standard update during the first quarter of 2012. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In June 2011, an accounting standard update regarding the presentation of comprehensive income was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. This standard update is effective during the first quarter of 2012. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This standard update is effective during the first quarter of 2012. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the registrant’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2011. At September 30, 2011, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10	Form of 2011 Special Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: October 25, 2011	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10	Form of 2011 Special Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.