Form 10-K
period 2011-12-31
VERIZON COMMUNICATIONS INC
filed 2012-02-24
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $101,499,660,140.

At January 31, 2012, 2,835,524,157 shares of the registrant’s common stock were outstanding, after deducting 132,085,962 shares held in treasury.

Documents Incorporated By Reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2011 (Parts I and II).

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2012 Annual Meeting of Shareholders (Part III).

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 193,900 employees.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two primary reportable segments, Verizon Wireless and Wireline, which we operate and manage as strategic business segments and organize by products and services.

Verizon Wireless

Verizon Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the United States.

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

The following portions of the 2011 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 26 through 28; and,

•	“Segment Results of Operations” on pages 33 through 38 and in Note 13 to the consolidated financial statements on pages 77 through 79.

Verizon Wireless

Background

Our Verizon Wireless segment, primarily comprised of Cellco Partnership doing business as Verizon Wireless (Verizon Wireless), is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless, and Vodafone owns the remaining 45%. Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the United States and has the largest third-generation (3G) and fourth-generation (4G) Long-Term Evolution technology (LTE) networks of any U.S. wireless service provider.

Verizon Wireless is the largest wireless service provider in the United States as measured by retail customers and revenue. At December 31, 2011, Verizon Wireless had 92.2 million retail customers and 2011 revenues of approximately $70.2 billion, representing approximately 63% of Verizon’s 2011 aggregate revenues.

In 2010, we launched our 4G LTE mobile broadband network, which provides higher data throughput performance and improved network efficiencies. As of January 19, 2012, we have deployed 4G LTE in 195 markets covering more than 200 million people throughout the country. We expect to deploy 4G LTE in virtually all of our current 3G network footprint by mid-2013.

Wireless Service and Product Offerings

Our wireless services described below are available to our customers receiving service under the Verizon Wireless brand. In addition, certain of our customers receive services on our network on a wholesale basis.

Wireless Services

We offer voice and data services on a postpaid and prepaid basis. Postpaid customers represent individual lines of service for which a customer is billed and pays in advance a monthly access charge in return for a monthly voice and/or data service allowance, and use of any services beyond the allowance is billed in arrears. Our prepaid service enables individuals to obtain wireless data and voice services without a long-term contract or credit verification by paying in advance. Approximately 95% of our retail customers received our data and voice services on a postpaid basis as of December 31, 2011.

Data Services

As wireless service providers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, the demand for full Internet browsing capabilities for phones and the proliferation of wireless data applications for wireless-enabled laptops, phones and other wireless devices is increasing and driving wireless data usage. This growing demand for wireless data services has, in turn, spurred the demand for still-higher-speed network technologies and the development of an array of more advanced wireless devices that include more robust data functionality. Our 4G LTE network provides us with higher data throughput performance and improved network efficiencies compared to those offered by 3G technologies. During 2011, we began offering an array of 4G-enabled devices, including smartphones, tablets, netbooks, notebook computers and devices that provide a mobile Wi-Fi connection that we refer to as Jetpack devices.

We offer a wide variety of Verizon Wireless-branded data services and applications, such as:

•

Internet access via our smartphones and basic phones. Our customers can access the Internet on all of our smartphones, as well as our basic phones that include HTML web-browsing capability. Our customers pay for data access under plans and arrangements that may vary based on the type of device and the customer’s preference for data usage. We offer usage-based data packages and data plans that allow customers, regardless of the device, to select the plan that best matches their data usage patterns. This data pricing model offers customers more options for smartphones, basic phones, tablets and netbooks.

•

Our Mobile Broadband service, which enables our customers to access the Internet at broadband speeds. Our customers can access our Mobile Broadband service on netbooks, notebook computers and tablets that either have embedded 4G LTE or Evolution – Data Optimized (EV-DO) Mobile Broadband modules, or that are used in conjunction with separate Mobile Broadband devices that enable access to this service, such as smartphones, as well as USB modems and other dedicated devices that provide a mobile Wi-Fi connection. Our 4G LTE and 3G Mobile Broadband plans are offered at various price points, depending upon both the size of the gigabyte package purchased and the Mobile Broadband-enabled device covered by the plan.

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

•

Location-based services, which, among other things, can provide our customers with directions to their destinations and enable our business customers to locate, monitor and communicate with their mobile field workers.

•

Global Data services, which allow our customers to access their e-mail on our Global Ready Phones while at hundreds of international destinations and to access the Internet at such destinations with laptops that are either Global Ready, tethered to a Global Ready Phone, or are used in conjunction with other Global Ready devices, such as certain USB data modems or Jetpacks.

In addition to the foregoing offerings, our customers, depending upon the wireless devices they use, have access to thousands of data applications and services developed and distributed by third parties, such as those offered via Android Market, accessible on our smartphones running on the Google, Inc. (Google) Android operating system, and those offered via the Apple, Inc. (Apple) iTunes store, accessible through smartphones and tablets running on the Apple iOS operating system.

Voice Services

We offer a variety of plans for voice services and features with competitive pricing tailored to meet the needs of customers seeking individual lines of service, as well as those family or business customers with multiple-line accounts. In addition, many of our plans allow customers to place calls to, and receive calls from, certain phone numbers they designate that are not part of the Verizon Wireless network (including domestic landline numbers) without the call time counting against their minute allowance. We adjust our plans periodically to address changing customer preferences and needs and to take advantage of the availability of new technology. We also offer a variety of international wireless voice services to our customers through roaming arrangements with wireless service providers outside of the United States.

Other Connection-Related Services

We provide data access and enhanced value added services to support telemetry-type applications, which are characterized by machine-to-machine (M2M) wireless connections that typically do not include a voice component. Our M2M services support devices used by a variety of vertical market segments, such as healthcare, manufacturing, utilities, distribution and consumer products. For example, companies purchase data access and enhanced services from us in order to connect with and monitor equipment, such as medical devices used to monitor patients, fleet management devices that monitor company-operated vehicles and utility monitoring devices used for smart grid applications. Other companies purchase data access and enhanced services from us to support devices that are included in a service they in turn sell to end-users. We provide data access and enhanced value-added services to support telematics, which generally involve the integration of wireless safety and security, diagnostics, remote unlock/start-up and other services in vehicles. We support telematics services for some of the largest automotive manufacturers, and we are currently the national provider of wireless service for OnStar, a subsidiary of General Motors Company.

Wireless Devices

We offer several categories of wireless devices, including smartphones and basic phones, as well as tablets and other Internet access devices.

Smartphones. Our device line-up includes an array of smartphones that are enabled to utilize our 3G EV-DO (Revision A) or 4G LTE high-speed data services and have operating platforms, such as Google Android, Apple iOS, BlackBerry OS, and Windows Mobile.

Basic Phones. Some of our basic phones are 3G EV-DO-enabled and have HTML-browsing capability. Additionally, we offer a selection of basic phones that operate via our CDMA-1XRTT service.

Tablets and Other Internet Access Devices. We offer a variety of 4G LTE and/or 3G EV-DO-enabled tablets from multiple manufacturers that run primarily on either the Apple iOS or Google Android operating systems. These tablets also permit our customers to access the Internet via a Wi-Fi connection. In addition, we offer dedicated devices that provide a mobile Wi-Fi 4G LTE and/or 3G EV-DO connection, which we refer to as Jetpack devices, capable of connecting up to five Wi-Fi–enabled devices to the Internet at one time. Our customers can also access the Internet wirelessly at broadband speeds on their computers via data cards or through the use of certain laptop computers and netbooks with embedded 4G LTE and 3G EV-DO Mobile Broadband modules offered by original equipment manufacturers (OEMs). During 2011, we continued to experience strong subscriber demand for tablets and Jetpack devices, which represented a larger proportion of our data revenue growth as compared to the prior year.

We purchase wireless devices and accessories from a number of manufacturers, with the substantial majority of our purchases made from Apple, Motorola, Samsung, LG Electronics, RIM, Palm and PCD (through which we purchase Pantech and HTC devices and accessories).

A key component of all wireless devices is the chipset, which contains the “intelligence” of the phone. Most of our wireless device suppliers rely on Qualcomm Incorporated (Qualcomm) for manufacturing and supplying CDMA-1XRTT and EV-DO chipsets. We also sell phones that include CDMA-1XRTT and EV-DO chipsets manufactured by VIA Telecom under license from Qualcomm. The LTE chipsets used in our 4G LTE-enabled devices are manufactured by various companies, each using its own 4G LTE chipset technology. In addition, there are a number of other components common to wireless phones provided by various electronic component manufacturers that we do not deal with directly.

Strategic Initiatives

We have undertaken several initiatives to develop innovative devices, data services and applications available to run on our networks, including the following:

•

LTE Innovation Center. We operate the Verizon LTE Innovation Center, which we believe serves as a catalyst for the early development of non-traditional devices and associated services and applications for use on 4G LTE networks. The center works with many of our strategic partners representing various industries to help them quickly bring products to market.

•

Application Innovation Center. The Verizon Application Innovation Center was established to allow developers to work on applications side-by-side with network experts from Verizon Wireless to create, optimize and polish their ideas and turn them into viable wireless applications.

•

ISIS. ISIS is a joint venture with AT&T and T-Mobile that is developing a mobile commerce platform that will enable customers to pay for point-of-sale purchases via their mobile phones using near field communications technology, rather than by paying with cash or a credit card.

•

Comcast Corporation, Time Warner Cable, Bright House Networks and Verizon Wireless have formed a technology innovation joint venture for the development of technology and intellectual property to better integrate wireline and wireless products and services.

Network

Our network is among the largest in the United States, with licensed and operational coverage in all of the top 100 most populous U.S. metropolitan areas. Our network covered a population of approximately 296 million as of December 31, 2011.

Our goal is to provide the highest network reliability for the provision of data and voice services. We design and deploy our data network in a manner that we believe maximizes the number of successful data sessions and completions of large file downloads and uploads while delivering on our advertised throughput speeds, and we design and deploy our voice network in a manner that we believe maximizes the number of calls by our customers that are connected on the first attempt and completed without being dropped. We plan to continue to build out, expand and upgrade our network and explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

Technology

Our primary network technology platforms are 4G LTE and 3G CDMA. 4G LTE provides higher throughput performance and improved efficiencies for data services than 3G technologies. We launched our 4G LTE network in December 2010, and by January 19, 2012 it was deployed in 195 markets covering more than 200 million people. By mid-2013, we expect that our 4G LTE network will have been deployed in virtually our entire 3G CDMA network footprint. We also plan to expand our 4G LTE coverage beyond our existing 3G CDMA footprint through our LTE in Rural America Program. Under this program, we are working with wireless carriers in rural areas to collaboratively build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 MHz spectrum. We currently have 15 committed program participants that have the potential to provide 4G LTE coverage to more than two million people outside of our 4G LTE footprint.

While competing wireless service providers are also migrating to LTE technology, we believe that we have a time-to-market and coverage advantage over these providers.

Our 3G CDMA network is based on spread-spectrum digital radio technology. CDMA-1XRTT technology is deployed in virtually all of the cell sites in our 3G CDMA network. In addition, EV-DO, a 3G packet-based technology intended primarily for high-speed data transmission, is deployed in substantially all of the cell sites in our 3G CDMA network.

Our network includes various elements of redundancy designed to enhance the reliability of our service. Power and backhaul transport facilities can often become a network’s vulnerability. Consequently, we have battery backup at every switch and virtually every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed to cell sites if needed. We further enhance reliability by using a fully redundant backbone Multiprotocol Label Switching network in all critical locations.

In September 2011, Verizon Wireless implemented network optimization practices designed to ensure that the overwhelming majority of our data customers are not negatively impacted by the unusually high data consumption of a few data users. Under these current practices, the top five percent of our 3G smartphone data users with unlimited data plans, as well as 3G data users roaming on our network, may experience a reduction in average data speeds when connected to a congested cell site. If a cell site is not congested, a user’s connection speed will not be impacted. Network optimization helps to ensure high quality network performance for our entire customer base.

Spectrum

The spectrum licenses we hold can be used for mobile wireless voice and data communications services. We have licenses to provide wireless services on portions of the 800 MHz band (also known as cellular spectrum) and/or 1800-1900 MHz band (also known as PCS spectrum) in areas where virtually all of the population of the United States resides. In parts of the United States, we also have licenses for advanced wireless services (AWS) spectrum in segments of the 1700 and 2100 MHz bands. In addition, we hold licenses for portions of the 700 MHz band, including eight licenses that can, together, be used to provide wireless service coverage to the entire United States. We plan on using both our 700 MHz and AWS spectrum to provide advanced broadband services, and in late 2010 we began using certain of our 700 MHz licenses for that purpose in connection with the launch of our 4G LTE network.

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

We anticipate we will need additional spectrum to meet future demand. This increasing demand is being driven by growth in customer connections and usage of wireless broadband services, which use more bandwidth and require ever faster rates of speed to stay competitive. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the Federal Communications Commission (FCC), if and when offered by the FCC in future spectrum auctions. Although the availability of new spectrum for commercial wireless services and the possible dates of future FCC spectrum auctions are unknown at this time, the FCC and the current Presidential Administration have been seeking the release of additional mobile use spectrum. In addition, Congress has recently adopted legislation that provides for the establishment of a national public safety network and the reallocation and auction, through the use of voluntary incentive auctions, by 2022 of portions of the existing broadcast spectrum. The timing and nature of those auctions will be determined by future regulatory proceedings. We have entered into agreements to acquire AWS spectrum licenses held by SpectrumCo, LLC and Cox TMI Wireless. During 2011, we also entered into agreements with a subsidiary of Leap Wireless and with Savary Island Wireless, which is majority-owned by Leap Wireless, for the purchase of certain of their AWS and PCS licenses in exchange for cash and our 700 MHz A block license in Chicago. The consummation of each of these transactions is subject to customary closing conditions, including approval by the FCC.

As we and competing wireless service providers have experienced spectrum shortages in certain markets and have spectrum surpluses in others, we have at times arranged spectrum swaps, and we expect to have opportunities to benefit from spectrum license trades in order to meet certain of our capacity and expansion needs in the future. These swaps as well as any spectrum purchases are subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

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

Marketing

We focus our marketing strategy on offering solutions that are targeted to satisfy the needs of our various customer market groups; promoting our brand; leveraging our extensive distribution network; jointly marketing with Vodafone; and jointly marketing to enterprise customers with Verizon’s Wireline business units through Verizon Enterprise Solutions, a sales and marketing organization that encompasses all of Verizon’s solutions for business and government customers globally. Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions designed to present our marketing message consistently across all of our markets. Our sales strategy is to use a combination of direct, indirect and alternative distribution channels in order to increase customer growth while reducing customer acquisition costs. We rely on third-party providers for device warehousing and distribution.

Company-operated stores are a core component of our distribution strategy. Our direct channel, which includes our business-to-business operations and systems organization, is focused on supporting the wireless communications needs of our local, regional and national business customers. We also have a dedicated organization to more effectively serve the needs of our largest corporate customers and our federal and other large government accounts. In addition, we have a telemarketing sales force dedicated to handling incoming calls from customers, and we offer fully-automated, end-to-end web-based sales of wireless phones, accessories and service plans.

Our indirect channel includes agents that sell our postpaid and prepaid wireless products and services at retail locations throughout the United States, as well as through the Internet. The majority of these agents sell our postpaid and prepaid products and services, and do so under exclusive selling arrangements with us. In addition, we utilize high-profile, national retailers, such as Best Buy, Wal-Mart, RadioShack and Target, to sell our postpaid and prepaid wireless products and services. Stores such as Dollar General, Big Lots and various drugstore chains sell our prepaid products and services.

In December 2011, we entered into commercial agreements with affiliates of Comcast Corporation, Time Warner Cable, Bright House Networks and Cox Communications Inc. (the cable companies). Through these agreements, the cable companies and Verizon Wireless became agents to sell one another’s products and services and, over time, the cable companies will have the option, subject to the terms and conditions of the agreements to sell Verizon Wireless service on a wholesale basis. These agreements are currently under review by the Department of Justice.

Competition

We operate in a highly competitive industry. We compete against other national wireless service providers, including AT&T, Sprint Nextel Corporation and T-Mobile USA, as well as various regional wireless service providers, including US Cellular, Metro PCS and Leap Wireless. We also compete for retail activations with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale, including those that buy from us. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services. For example, Microsoft, Google, Apple and others, are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

We believe that the following are the most important competitive factors in our industry:

•

Network reliability, capacity and coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new data service offerings have led to increased customer usage of wireless services, which in turn puts pressure on network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that the deployment of our 4G LTE network will help us to keep pace with network capacity requirements and meet customer demand for higher speeds.

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape. As the demand for wireless data services continues to grow, wireless service providers are offering service plans that include bundled data packages in varying megabyte or gigabyte sizes or, in some cases, unlimited data usage. In addition, certain wireless service providers are also offering minutes-sharing plans; free mobile-to-mobile calling; offerings of larger bundles of included minutes at attractive price points with no roaming or long distance charges; calling group features that enable customers to place and receive calls from a group of U.S. phone numbers they designate (including landline numbers) without the call time counting against their minute allotment; and both prepaid and postpaid plans offering unlimited voice and data usage. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price, as well as service plans that meet their needs for both voice and data services.

•

Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting both new-to-wireless customers and customers of other wireless providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services in order to promote long-term relationships and minimize churn. Our competitors also recognize the importance of customer service and are also focused on improving it.

•

Product and service development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced data products and services. We continue to pursue the development and rapid deployment of new and innovative wireless products and services both independently and in collaboration with application service providers. We also collaborate with various device manufacturers in the development of distinctive smartphones and other wireless devices that can access the growing array of data applications and content available over the Internet. We continue to focus on increasing smartphone penetration throughout our customer base. In addition to these devices, we also continue to expand international roaming agreements and offer significant coverage outside of the United States for customers that require a solution overseas.

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

Wireline

Background

The Wireline segment provides customers with voice service including long distance, broadband video and data, IP network services, network access and other services. We provide these products and services to consumers and small businesses in the United States, as well as to businesses and government customers and carriers both in the United States and in over 150 other countries around the world. In 2011, Wireline revenues were $40.7 billion, representing approximately 37% of Verizon’s aggregate revenues.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary market targeted by these offerings – mass markets, global enterprise, global wholesale and other.

During 2011, we enhanced our offerings of cloud services by acquiring Terremark Worldwide Inc. (Terremark), a global provider of information technology infrastructure and cloud services, and by acquiring a provider of cloud software technology. These acquisitions improved Verizon’s competitive position in the managed hosting and cloud services space, enhanced our offerings to business and government customers globally and contributed to our growth in revenues.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, broadband services (including high-speed Internet and FiOS Internet) and FiOS Video services to residential and small business subscribers. In 2011, Mass Markets revenues were $16.3 billion, representing approximately 40% of Wireline’s aggregate revenues.

Video Services. We offer video service over our fiber-optic network. As of December 31, 2011, FiOS Video is available to approximately 13 million homes across 12 states, as well as the District of Columbia. We believe FiOS Video has features that differentiate it from the competition, including its channel line-up, Interactive Media Guide, Home Media DVR and breadth of high definition content, as well as the following:

•

Flex View – With Flex View, FiOS customers can watch content anytime, anywhere, on any device. Customers who subscribe to FiOS Video and Internet also have the ability to upload their photos, music and videos to their personal Flex View Library, which gives them easy access to this content via any data-capable device. Our HBO GO offering provides customers with unlimited access to HBO programming on any data-capable device. Verizon’s FiOS Video subscribers can also access Turner Broadcasting’s online programming directly on the TBS and TNT sites and through Verizon FiOS Video Online. In addition, through FiOS TV Widgets, viewers have one-touch, on demand access to local weather, traffic and community information and popular social media applications, such as Facebook, YouTube and Twitter, as well as online commerce opportunities. The widget platform has evolved in an open-development environment, which provides opportunities for third parties to develop enhanced customer features via the FiOS Video product.

•

Home Monitoring and Control Solution – During the fourth quarter of 2011, we introduced the Home Monitoring and Control Solution, which allows FiOS customers to use any data-capable device to remotely operate key functions of their home, such as setting and controlling lights, thermostats and appliances. In addition, customers have the ability to monitor their home via networked cameras.

•

Xbox Interoperability – In October 2011, we announced a partnership with Microsoft Corporation to offer FiOS Video and broadband customers who also subscribe to the Xbox LIVE Gold online gaming service the ability to view popular live HD TV channels through their Xbox console without a set-top box or extra hardware. This technology further expands our initiative to provide customers with the ability to watch content anytime, anywhere, on any data-capable device.

In February 2012, a new joint venture between Verizon and Coinstar, Inc. was announced. At the outset, Verizon will hold a 65% majority ownership share and Redbox Automated Retail, LLC, a subsidiary of Coinstar, Inc. will hold a 35% ownership share. The joint venture will be consolidated by Verizon for reporting purposes. The joint venture will offer access to physical media rentals through Redbox kiosks and online and mobile content streaming from Verizon to consumers across the country. The joint venture plans to introduce its product portfolio, which will include subscription services, in mid-2012. The initial funding related to the formation of the joint venture is not significant to Verizon.

Data Services. We offer high-speed Internet and FiOS broadband data products with varying downstream and upstream processing speeds. Our customers can order FiOS Internet with speeds of up to 150 Mbps downstream and 35 Mbps upstream, which is currently the fastest mass-market broadband service in the United States.

Voice Services. We offer voice services that include local exchange, regional, long distance, wire maintenance and voice messaging services, as well as VoIP services, which use the Internet or private broadband networks to transmit voice communications. We also offer plans that include landline and wireless services with calling features and unlimited calling between a Verizon customer’s home phone and wireless handset, all on a single bill.

Global Enterprise

Global Enterprise offers strategic services, including networking products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers. Global Enterprise jointly markets these services with Verizon’s other business units through Verizon Enterprise Solutions. In 2011, Global Enterprise revenues were $15.6 billion, representing approximately 38% of Wireline’s aggregate revenues.

Strategic Services. Strategic services consist of networking products and solutions, which are primarily private Internet Protocol (IP) services, and advanced communication services, which are primarily security, infrastructure and cloud services.

Networking products and solutions primarily include:

•

Private IP – Services include our multiprotocol label switching (MPLS)-based solution, which enables customers to securely leverage the efficiency, performance and value of IP by increasing the speed of network traffic as it travels over various platforms including IP, ATM and Frame Relay. Our Private IP network allows customers to communicate over a private secure network in more than 120 countries.

•

Other – Other services primarily include Ethernet access and ring services. Ethernet Access services allow customers to connect network environments around the world, helping enable applications and technologies to work seamlessly and with little disruption. Ring services include technologies that can help customer handle bandwidth demands while controlling costs.

Advanced communication services primarily include:

•

Infrastructure and Cloud Services – Offerings for managed hosting services that provide enterprise and government customers with data center and network facilities, connectivity, security, architecture and support; data center collocation services that house and protect customers’ critical applications and systems, such as several facilities that offer extensive carrier neutral options; application management services that provide customers with comprehensive monitoring and management of applications, with a focus on critical business processes and the end-users experience; and advanced enterprise-class cloud services that provide customers with the ability to improve IT infrastructure and boost application performance.

•	Security – Security services include integrated solutions to help companies secure their networks and data that include the following offerings:

¡	Security Professional Services – Offers security consultants that can deliver a plan based on Verizon’s extensive industry expertise;

¡	Governance, Risk and Compliance – Assists customers assess risk levels based on current security controls and develop a plan to address security-related compliance objectives;

¡	Identity Management – Provides identity-based access management for customer data, applications, and systems across multiple IT environments;

¡	Managed Security – Allows leveraging our expertise and best practices to design, implement, and maintain a secure IT infrastructure as well as help prevent, detect, and report security threats.

•

Other – Other services primarily include: dedicated internet access, which provides customers with high-bandwidth, full-time dedicated access to Verizon’s global network; and, unified communications and collaboration capabilities which help customers fully utilize voice over IP and IP conferencing services.

Other Services. Other Services include core voice and data services, which consist of a comprehensive portfolio of global solutions utilizing traditional telecommunications’ technology, such as conferencing and contact center solutions as well as private line and data access networks, frame relay and Asynchronous Transfer Mode (ATM) services. Core services also include providing customer premise equipment, installation, maintenance and site services.

We are currently conducting an assessment and enhancement project of our Global Enterprise operating model to allow us to continue to be competitive in the information and communication technology market. The goal of this project is to improve the customer experience, our geographic balance, and the global consistency of our operations and to transform our business models and our talent in order to further grow our revenues and our business.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers. In 2011, Global Wholesale revenues were $8.0 billion, representing approximately 20% of Wireline’s aggregate revenues. A portion of Global Wholesale revenues is generated by a few large telecommunication companies, most of who compete directly with us.

Global Wholesale provides the following services, which it jointly markets with Verizon’s other business units through Verizon Enterprise Solutions:

•

Data Services. We offer a robust portfolio of data services with varying speeds and options to enhance our wholesale customers’ networks and provide connections to their end users and subscribers. Our data services include high-speed digital data offerings, such as Ethernet and Synchronous Optical Network, as well as core data circuits, such as DS1/DS3. In addition, data services include special access revenues that are generated from carriers that buy dedicated local exchange capacity to support their private networks.

Our wireless customers in the United States represent the largest growth opportunity in wholesale, as we build backhaul connections from their cell sites to mobile switching centers. These customers are also migrating networks from time division multiplexing (TDM) to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a complete suite of services to support the expansion of 3G networks and the roll-out of 4G networks.

Data Services also includes certain value-added business services, which leverage many of the same offerings available in the Global Enterprise portfolio, including:

¡	Managed Services – Offers wholesale customers the opportunity to outsource the management of their networks, security, remote access, and web applications to Verizon;

¡

Mobility – Enables wholesale customers to enhance their portfolio to triple-play or quad-play capability by leveraging wireless devices and services offered through Verizon Wireless and packaged and resold under their own carrier brand;

¡	Security – Provides wholesale customers integrated solutions to help their enterprise end-users secure their networks and data.

•	Voice Services. Provides switched access services that allow carriers to complete their end-user calls that originate or terminate within our territory.

•

Local Services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as collocation, resale and unbundled network elements in compliance with applicable regulations.

Other

Other services include such services as local exchange and long distance services derived from former MCI mass market customers, operator services, card services and supply sales, as well as dial around services including 10-10-987, 10-10-220 and prepaid cards. In 2011, Other revenues were $0.8 billion, representing approximately 2% of Wireline’s aggregate revenues.

Network

In order to provide services to our customers, we operate an advanced telecommunications network in the United States and around the world.

FiOS. We are well on the way toward our goal of being the premier broadband and entertainment service provider in our service areas, and we know network reliability and expanded functionality are key to achieving that objective. We offer America’s fastest Internet with speeds up to 150Mbps utilizing Fiber-to-the-Premise (FTTP) access technologies over fiber optic cables. Our network architecture also provides the flexibility to adapt our facilities more easily to future product development. For example, new optical terminals can be added to the FTTP network providing greater bandwidth and new services without any additional field construction. Field trials have successfully achieved connection speeds of nearly 1 gigabit per second (Gbps) downstream and upstream, and when a more advanced XG-PON2 technology was connected to the fiber-optic network, connection speeds of 10 Gbps were reached, demonstrating the significant capacity built into the FiOS network.

The Verizon FiOS network now carries 130 high definition television channels, over 30 thousand video-on-demand titles, 3,800 high definition titles and continues groundbreaking advances in 3D technology. ESPN 3D was the first 24/7 3D channel, and Verizon recently took another first step in 3D programming with the first televised live 3D college football game. New FiOS service offerings also continue to eliminate the barrier between “home” and “away”. The introduction of the MY FiOS mobile application provides Verizon FiOS customers on-the-go access to entertainment, personal content, TV controls, home monitoring, customer service tools and more. Examples of how Verizon customers can use

MY FiOS include: viewing a live camera feed when away from home using our new Home Monitoring and Control service; selecting from the latest movies available on Flex View and for viewing on a laptop or other mobile device; remotely scheduling a DVR to record a favorite TV show; or sharing photos and videos using Media Manager.

Global IP. We have expanded our Virtual Private LAN service to Europe, Asia-Pacific and additional North American locations. We have focused on the expansion of our private IP network to serve all key international markets with Quality of Service-aware IP Virtual Private Network managed services. Our Public IP network is now interconnected to our private IP network through Security Gateway platforms that allow business customers to extend the reach of their private virtual networks to ‘off-net’ sites, such as employees’ homes, small branch offices and mobile work forces. We have installed additional private IP edge routers for a total of 988 edge routers in 251 sites throughout 66 countries. We also activated most of the links in the Europe India Gateway system in 2011, linking countries/territories between Europe, the Middle East and India, thereby delivering significant network capacity and diversity into emerging international markets.

We deployed the industry’s first commercial 100G (gigabits per second) ultra-long-haul optical system for live traffic on our European optical core network in 2010, and followed that up with another industry first in 2011 with initial deployments of 100G technology on our U.S. backbone network. During 2012, approximately 7,000 additional route miles of the domestic ultra-long-haul backbone network will be upgraded to 100G capable systems.

Fiber-to-the-Cellsite. Our FTTCS Ethernet backhaul initiative is critical to supporting the substantial growth requirements of expanding 3G and 4G LTE wireless data networks nationwide. To support this initiative, over 18,000 total cell site connections have been completed since the start of this program.

In conjunction with the evolution of our access plant, we are also transitioning our metro (local) network infrastructure from traditional TDM/SONET (Synchronous Optical Network)/ATM technologies to Ethernet over Dense Wavelength Division Multiplexing (DWDM). This new optical transport network provides features optimized for video distribution services and high-speed data services, while maintaining the level of network reliability achieved with SONET.

To leverage this new network infrastructure and allow for the more efficient sharing of our network across services, we are upgrading our multiplexing and routing infrastructure to use IP, Ethernet and MPLS technologies. In addition, we are migrating from traditional TDM-based voice switching to VoIP. This migration lowers the cost of current data and voice services and creates a network that can offer future multi-media communications services by adding service platforms without requiring widespread network upgrades. We have been focused on growing our Ethernet infrastructure to support the full range of Ethernet private line and E-LAN services locally, domestically and globally. To lower the access cost and provide significant service flexibility, we are using a converged packet access strategy that replaces the private circuit-based customer access and aggregates traffic from multiple customers onto a shared Ethernet and MPLS network. We also continue to focus on emerging optical transport technologies to lower overall cost as we integrate Ethernet, SONET and Optics and ultra-long-haul technologies.

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

In addition, wireless substitution is an ongoing competitive trend, which we expect to continue as wireless companies position their service as a landline alternative. We also face increasing competition from companies that provide VoIP services, which are available from a wide range of companies including cable companies, and national and regional providers. Internet portal providers are also entering our competitive space.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to competitive local exchange carriers at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive are subject to ongoing review and revision by the FCC and state regulators. (See “Regulatory and Competitive Trends” in the 2011 Verizon Annual Report to Shareowners.)

In the Global Enterprise business, the customer’s need to reduce technical complexity coupled with the growth opportunity created by technology convergence is driving the expansion of the competitive landscape. Major competitors include system integrators, carriers and hardware and software providers. Some of the biggest companies in IT services are either making acquisitions or forging new alliances to be better positioned for a rebound in technology spending. Most new alliances and acquisitions have focused on emerging fields such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

Global Wholesale competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

In addition, companies with a global presence increasingly compete with our wireline businesses. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise and, to a lesser extent, global wholesale markets. We compete with these full or near-full service providers for large contracts to provide integrated services to global enterprises. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition and which may affect our future revenue growth.

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Customer Service: Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability of a carrier to excel in this area is very important for customer acquisition and retention. In Mass Markets, we compete in this area through our service representatives and online support. In Global Enterprise, we provide our customers with ready access to their system and performance information and we conduct proactive testing of our network to identify minor issues before they affect customers. In the Wholesale business, service improvement can be achieved through continued system automation initiatives.

•

Network reliability and bandwidth (speed): As both consumers and small business customers look to leverage high-speed connections for entertainment, communications and productivity, we expect broadband penetration will continue to increase over the next several years. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can deliver against these increasing bandwidth requirements. We continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the Global Enterprise business.

•

Pricing: Cable, telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also a significant factor as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, portal-based and VoIP calling is free or nearly free to customers and is often supported by advertising revenues.

•

Product differentiation: As a result of pricing pressures, providers need to differentiate their products and services. Customers are shifting their focus from access to applications and are seeking ways to leverage their broadband and video connections. Converged features, such as integrated wireless and wireline functionality, are becoming similarly important, driven by both customer demand and technological advancement.

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

Acquisitions and Divestitures

“Acquisitions and Divestitures” on page 46 of the 2011 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 47 through 49 of the 2011 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Environmental Matters

“Environmental Matters” included in “Other Factors That May Affect Future Results” on page 49 of the 2011 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information about our executive officers.

Employees

As of December 31, 2011, Verizon and its subsidiaries had approximately 193,900 employees. Unions represent approximately 30% of our employees.

Information on Our Internet Website

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at www.verizon.com/investor. Verizon has adopted a code of ethics, as that term is defined in Item 406(b) of Regulation S-K, which applies to our Chief Executive Officer, Chief Financial Officer and Controller. A copy of this code may be found on our website at www.verizon.com/investor. Any amendments to this code or any waiver of this code for any executive officer will be posted on that website.

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

The following important factors, along with those discussed elsewhere in this report could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies;

•	competition in our markets;

•	material adverse changes in labor matters, including labor negotiations or additional organizing activity, and any resulting financial and/or operational impact;

•	material changes in available technology;

•	any disruption of our key suppliers’ provisioning of products or services;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	breaches of network or information technology security, natural disasters or terrorist attacks or existing or future litigation and any resulting financial impact not covered by insurance;

•	technology substitution;

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

Item 1A. Risk Factors

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Adverse conditions in the U.S. and international economies could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve in the United States and abroad may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

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

If we are not able to take advantage of technological developments in the telecommunications industry on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

Our industry is experiencing rapid change as new technologies are developed that offer consumers an array of choices for their communications needs. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. In general, the development of new services in our industry requires us to anticipate and respond to the varied and continually changing demands of our customers. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints to our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

For example, we have selected Long Term Evolution technology (LTE) as our next-generation wireless network access technology. Our ability to continue to deploy our 4G LTE network successfully and in a timely manner depends on various factors that are beyond our control, including the risk that our suppliers may be unable to manufacture and deliver 4G LTE network equipment on schedule and according to our specifications. Furthermore, our deployment of 4G LTE may not occur at the cost we have estimated. If these risks materialize, our ability to provide next generation wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be materially adversely affected.

In addition to introducing new technologies and offerings, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits.

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

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas and require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are frequently involved in regulatory and non-regulatory governmental proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful at obtaining the licenses we need to carry out our business strategy or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years that are subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our wireless business, results of operations and financial condition.

The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state level could also adversely affect our business plans. New regulations could restrict the ways in which we can manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, the development of new technologies, such as IP-based services, including VoIP and super high-speed broadband and video, could be subject to conflicting regulation by the FCC and various state and local authorities, which could significantly increase the cost of implementing and introducing new services based on this technology.

As the holder of 700 MHz C Block licenses, we are required to comply with certain “open access” regulations that the FCC has imposed on all licensees of 700 MHz C Block spectrum. These rules require us to allow customers to use devices and applications of their choice on the LTE network we are deploying on that spectrum, including those obtained from sources other than us or our distributors or dealers, subject to certain technical limitations established by us. In addition, on December 21, 2010, the FCC adopted an order in which it imposed so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. These new rules, which took effect in November 2011 and are subject to a pending appeal, will limit the ways that a broadband Internet access service provider can manage its network and the services it can provide over the network. Given that the scope of the restrictions and many critical terms in the “open access” and “net neutrality” rules are not fully defined and given that the rules create procedural mechanisms for parties to complain of violations, it is reasonable to expect litigation to resolve ambiguities, which could lead to yet further regulation. The regulation of broadband activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our broadband networks.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business.

Cyber attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our operations. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In particular, both unsuccessful and successful cyber attacks on companies have increased in frequency, scope and potential harm in recent years. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. Further, certain of Verizon’s businesses, including the provisioning of security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or IT security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

With approximately 193,900 employees and approximately 209,400 retirees as of December 31, 2011 participating in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts or additional organizing activity.

As of December 31, 2011, approximately 30% of our workforce was represented by labor unions. Labor contracts covering many of our union employees expired on August 6, 2011, at which time Verizon experienced a 14-day work stoppage. The Company and the unions then entered into a Return to Work agreement pursuant to which the employees returned to work under the terms and conditions of the previous contracts indefinitely; however, either the Company or the unions may terminate the contract extensions after providing seven (7) days notice. We continue to be engaged in negotiations with our unions regarding new contracts. Depending on the course of these negotiations, we could incur additional costs and/or experience additional work stoppages, which could adversely affect our business operations, including through a loss of revenue and strained relationships with customers. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact it would have on our costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $216 billion at December 31, 2011 and $212 billion at December 31, 2010, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following:

At December 31,	2011	2010
Network equipment	80.9%	80.3%
Land, buildings and building equipment	10.6%	10.4%
Furniture and other	8.5%	9.3%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2011	2010
Wireline	66.0%	67.9%
Wireless	32.8%	30.9%
Other	1.2%	1.2%

	100.0%	100.0%

Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the network and high set-up relocation costs. We also maintain facilities throughout the United States comprised of administrative and sales offices, customer care centers, retail sales locations, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, plant under construction, capitalized non-network computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

Item 3. Legal Proceedings

Verizon and a number of other telecommunications companies, have been the subject of multiple class action suits concerning their alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (Panel) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of a specified certification. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings. Based on this submission, the court ordered dismissal of the complaints on June 3, 2009. Plaintiffs appealed this dismissal, and by decision issued December 29, 2011, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal. Plaintiffs have not petitioned the United States Supreme Court to review the decision, but their time to do so has not yet expired.

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in the Idearc Inc. bankruptcy proceedings, alleges that Idearc Inc. was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust seeks over $9 billion in damages. Discovery in the case is underway, with a trial set for October 2012.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities, including Verizon Wireless. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or lead to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. A trial date has not yet been set and neither motion practice nor discovery has begun.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2011, there were 705,202 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2011	Fourth Quarter	$40.25	$35.17	$.5000
	Third Quarter	37.87	32.28	.5000
	Second Quarter	38.74	34.94	.4875
	First Quarter	38.95	33.36	.4875

2010	Fourth Quarter	$36.00	$31.60	$.4875
	Third Quarter*	33.09	25.79	.4875
	Second Quarter*	29.63	24.75	.4750
	First Quarter*	31.26	26.45	.4750

* Prices have been adjusted to reflect the spinoff of certain of Verizon’s local exchange business and related activities in 14 states.

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

During the fourth quarter of 2011, Verizon did not repurchase any shares of Verizon common stock. At December 31, 2011, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

For other information required by this item, see the section entitled “Stock Performance Graph” on page 25 of the 2011 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included in the 2011 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 25, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2011 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 through 49, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2011 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 44, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2011 Verizon Annual Report to Shareowners on pages 52 through 83, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2011 Verizon Annual Report to Shareowners on pages 50 and 51 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Lowell C. McAdam	57	Chairman and Chief Executive Officer	2011
Robert J. Barish	50	Senior Vice President and Controller	2009
John W. Diercksen	62	Executive Vice President – Strategy, Development and Planning	2003
Roger Gurnani	51	Executive Vice President and Chief Information Officer	2010
Daniel S. Mead	58	Executive Vice President and President and Chief Executive Officer – Verizon Wireless Joint Venture	2010
Anthony J. Melone	51	Executive Vice President and Chief Technology Officer	2010
Randal S. Milch	53	Executive Vice President and General Counsel	2008
W. Robert Mudge	52	President - Consumer and Mass Business Markets	2012
Marc C. Reed	53	Executive Vice President and Chief Administrative Officer	2004
Francis J. Shammo	51	Executive Vice President and Chief Financial Officer	2010
John G. Stratton	50	Executive Vice President and President – Verizon Enterprise	2012
Thomas J. Tauke	61	Executive Vice President – Public Affairs, Policy and Communications	2004

Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

For other information required by this item, see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices,” “About the Board of Directors and its Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	40,441,494	$ 38.44	106,647,119
Equity compensation plans not approved by security holders	283,880	40.12	–

Total	40,725,374	38.46	106,647,119

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “About Verizon’s Governance Practices” and “About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2011. (See Part II.)

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

10d	GTE’s Directors’ Deferred Stock Unit Plan (filed as Exhibit 10-8 to GTE’s Form 10-K for the year ended December 31, 1997, File No. 1-2755 and incorporated herein by reference).**

10e	Description of Non-Employee Directors Travel Accident Insurance Coverage (filed as Exhibit 10e to Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).**

10f	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10g	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10h	Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

	10h(i)	Restricted Stock Unit Agreement 2009-11 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

	10h(ii)	Performance Stock Unit Agreement 2009-11 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

		10h(ii)(a)	Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference).**

	10h(iii)	Special Performance Stock Unit Agreement (filed as Exhibit 10j(vii) to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

	10h(iv)	Performance Stock Unit Agreement 2010-12 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

		10h(iv)(a)	Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

	10h(v)	Restricted Stock Unit Agreement 2010-12 Award Cycle (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

	10h(vi)	Performance Stock Unit Agreement 2011-2013 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference).**

	10h(vii)	Restricted Stock Unit Agreement 2011-2013 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference).**

	10h(viii)	Form of 2011 Special Performance Stock Unit Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference).**

10i	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10j	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10j(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10k	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference). **

	10k(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10l	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10m

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10n	fGTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10o	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10p	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-Q for the year ended June 30, 2009 and incorporated herein by reference).**

10q	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10v to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10r	Description of the Split-Dollar Insurance Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10r(i)	Description of Change to Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10s	NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608 and incorporated herein by reference).**

10s(i)

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

10u

Credit Agreement, dated as of December 19, 2008, among Verizon Wireless and Verizon Wireless Capital LLC, as co-borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 99 to Form 8-K dated December 19, 2008 and incorporated herein by reference).

10v

Cellco Partnership Amended and Restated Partnership Agreement among the Bell Atlantic Group and the Vodafone Group, dated as of April 3, 2000 (filed August 24, 2000 as Exhibit 10.3 to the Verizon Wireless Inc. Registration Statement on Form S-1 (No. 333-44394) and incorporated herein by reference).

10w

Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 10, 2000 (filed July 10, 2002 as Exhibit 3.3.1 to Cellco Partnership’s Registration Statement on Form S-4 (No. 333-92214) and incorporated herein by reference).

10x

Amendment to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 24, 2003 (filed as Exhibit 3.3.2 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 333-92214) and incorporated herein by reference).

10y

Amendment No. 3 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of February 6, 2004 (filed as Exhibit 3.3.3 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (No. 333-92214) and incorporated herein by reference).

10z

Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010 (filed as Exhibit 3.1 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 333-92214) and incorporated herein by reference).

10aa

Amendment No. 5 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of January 21, 2011, (filed as Exhibit 10ll to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10bb	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13

Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2011 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

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

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2011, 2010 and 2009

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible
Accounts Receivable:
Year 2011	$876	$1,026	$139	$1,239	$802
Year 2010	976	1,246	103	1,449	876
Year 2009	941	1,306	418	1,689	976

Valuation Allowance for Deferred Tax Assets:
Year 2011	$3,421	$108	$25	$1,178	$2,376
Year 2010	2,942	675	4	200	3,421
Year 2009	2,995	404	43	500	2,942

(a)	Allowance for Uncollectible Accounts Receivable primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Valuation Allowance for Deferred Tax Assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(c)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(d)	Reductions to valuation allowances related to deferred tax assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Robert J. Barish	Date: February 24, 2012
Robert J. Barish Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Lowell C. McAdam Lowell C. McAdam	Chairman and Chief Executive Officer	February 24, 2012

Principal Financial Officer:

/s/ Francis J. Shammo Francis J. Shammo	Executive Vice President and Chief Financial Officer	February 24, 2012

Principal Accounting Officer:

/s/ Robert J. Barish Robert J. Barish	Senior Vice President and Controller	February 24, 2012

/s/ Richard L. Carrión Richard L. Carrión	Director	February 24, 2012

/s/ Melanie L. Healey Melanie L. Healey	Director	February 24, 2012

/s/ M. Frances Keeth M. Frances Keeth	Director	February 24, 2012

/s/ Robert W. Lane Robert W. Lane	Director	February 24, 2012

/s/ Sandra O. Moose Sandra O. Moose	Director	February 24, 2012

/s/ Joseph Neubauer Joseph Neubauer	Director	February 24, 2012

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 24, 2012

/s/ Clarence Otis, Jr Clarence Otis, Jr.	Director	February 24, 2012

/s/ Hugh B. Price Hugh B. Price	Director	February 24, 2012

/s/ Rodney E. Slater Rodney E. Slater	Director	February 24, 2012

/s/ John W. Snow John W. Snow	Director	February 24, 2012