Form 10-Q
period 2012-03-31
VERIZON COMMUNICATIONS INC
filed 2012-04-26
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New
York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

At March 30, 2012, 2,841,032,606 shares of the registrant’s common stock were outstanding, after deducting 126,577,513 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2012	2011

Operating Revenues	$28,242	$26,990

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,319	11,229
Selling, general and administrative expense	7,700	7,284
Depreciation and amortization expense	4,028	4,024

Total Operating Expenses	23,047	22,537

Operating Income	5,195	4,453
Equity in earnings of unconsolidated businesses	103	101
Other income and (expense), net	19	36
Interest expense	(685)	(709)

Income Before Provision For Income Taxes	4,632	3,881
Provision for income taxes	(726)	(617)

Net Income	$3,906	$3,264

Net income attributable to noncontrolling interest	$2,220	$1,825
Net income attributable to Verizon	1,686	1,439

Net Income	$3,906	$3,264

Basic Earnings Per Common Share
Net income attributable to Verizon	$.59	$.51
Weighted-average shares outstanding (in millions)	2,842	2,830

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.59	$.51
Weighted-average shares outstanding (in millions)	2,849	2,834

Dividends declared per common share	$0.5000	$0.4875

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries
	Three Months Ended March 31,
(dollars in millions) (unaudited)	2012	2011

Net Income	$3,906	$3,264
Other comprehensive income, net of taxes
Foreign currency translation adjustments	104	214
Unrealized gain on cash flow hedges	8	31
Unrealized gain on marketable securities	23	–
Defined benefit pension and postretirement plans	(6)	(1)

Other comprehensive income attributable to Verizon	129	244
Other comprehensive income (loss) attributable to noncontrolling interest	3	(2)

Total Comprehensive Income	$4,038	$3,506

Comprehensive income attributable to noncontrolling interest	$2,223	$1,823
Comprehensive income attributable to Verizon	1,815	1,683

Total Comprehensive Income	$4,038	$3,506

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2012	2011

Assets
Current assets
Cash and cash equivalents	$5,909	$13,362
Short-term investments	623	592
Accounts receivable, net of allowances of $737 and $802	11,234	11,776
Inventories	1,063	940
Prepaid expenses and other	4,683	4,269

Total current assets	23,512	30,939

Plant, property and equipment	218,250	215,626
Less accumulated depreciation	130,064	127,192

	88,186	88,434

Investments in unconsolidated businesses	3,566	3,448
Wireless licenses	73,294	73,250
Goodwill	23,465	23,357
Other intangible assets, net	5,744	5,878
Other assets	5,154	5,155

Total assets	$222,921	$230,461

Liabilities and Equity
Current liabilities
Debt maturing within one year	$3,121	$4,849
Accounts payable and accrued liabilities	13,231	14,689
Other	6,561	11,223

Total current liabilities	22,913	30,761

Long-term debt	48,476	50,303
Employee benefit obligations	32,164	32,957
Deferred income taxes	25,610	25,060
Other liabilities	5,337	5,472

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,926	37,919
Reinvested earnings	1,444	1,179
Accumulated other comprehensive income	1,398	1,269
Common stock in treasury, at cost	(4,735)	(5,002)
Deferred compensation – employee stock ownership plans and other	341	308
Noncontrolling interest	51,750	49,938

Total equity	88,421	85,908

Total liabilities and equity	$222,921	$230,461

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2012	2011

Cash Flows from Operating Activities
Net Income	$3,906	$3,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,028	4,024
Employee retirement benefits	375	373
Deferred income taxes	656	790
Provision for uncollectible accounts	278	270
Equity in earnings of unconsolidated businesses, net of dividends received	(89)	(86)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,580)	(2,070)
Other, net	(1,617)	(1,530)

Net cash provided by operating activities	5,957	5,035

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,565)	(4,363)
Acquisitions of licenses, investments and businesses, net of cash acquired	(165)	(104)
Net change in short-term investments	16	24
Other, net	41	68

Net cash used in investing activities	(3,673)	(4,375)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	6,440
Repayments of long-term borrowings and capital lease obligations	(1,828)	(552)
Increase (decrease) in short-term obligations, excluding current maturities	(1,734)	2,384
Dividends paid	(1,291)	(1,379)
Proceeds from sale of common stock	69	70
Special distribution to noncontrolling interest	(4,500)	–
Other, net	(453)	(284)

Net cash provided by (used in) financing activities	(9,737)	6,679

Increase (decrease) in cash and cash equivalents	(7,453)	7,339
Cash and cash equivalents, beginning of period	13,362	6,668

Cash and cash equivalents, end of period	$5,909	$14,007

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

During the first quarter of 2012, we adopted the accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this standard our condensed consolidated financial statements include a separate statement of comprehensive income.

During the first quarter of 2012, we adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

During the first quarter of 2012, we adopted the accounting standard update regarding testing of goodwill for impairment. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Leasing Arrangements

At each reporting period, we monitor the credit quality of the various lessees in our portfolios. Regarding the leveraged lease portfolio, external credit reports are used where available and where not available we use internally developed indicators. These indicators or internal credit risk grades factor historic loss experience, the value of the underlying collateral, delinquency trends, and industry and general economic conditions. The credit quality of our lessees primarily varies from AAA to CCC-. For each reporting period the leveraged leases within the portfolio are reviewed for indicators of impairment where it is probable the rent due according to the contractual terms of the lease will not be collected. All significant accounts, individually or in the aggregate, are current and none are classified as impaired.

Earnings Per Common Share

There were a total of approximately 7 million and 4 million stock options and restricted stock units outstanding to purchase shares included in the computation of diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period were not significant for the three months ended March 31, 2012, and included 20 million weighted-average shares for the three months ended March 31, 2011.

2.	Acquisitions and Other

During the three months ended March 31, 2012, we acquired various wireless licenses and markets for cash consideration that was not significant.

In February 2012, Verizon entered into a joint venture with Coinstar, Inc. Verizon Ventures IV LLC, a subsidiary of Verizon, holds a 65% majority ownership share in the joint venture and Redbox Automated Retail, LLC, a subsidiary of Coinstar, Inc., holds a 35% ownership share. The joint venture is controlled by Verizon and therefore is being consolidated for reporting purposes. The joint venture will offer access to media rentals through online and mobile content streaming from Verizon to consumers across the country as well as physical media rentals through Redbox kiosks. The joint venture plans to introduce its subscription services in the second half of 2012. The initial funding related to the formation of the joint venture was not significant to Verizon.

In December 2011, we entered into agreements to acquire Advanced Wireless Services (AWS) spectrum licenses held by SpectrumCo, LLC and Cox TMI Wireless, respectively. The aggregate value of these transactions was approximately $3.9 billion. The consummation of each of these transactions is subject to various conditions, including approval by the Federal Communications Commission (FCC) and review by the Department of Justice (DOJ). These spectrum acquisitions are expected to close in 2012.

In December 2011, we entered into commercial agreements with affiliates of Comcast Corporation, Time Warner Cable, Bright House Networks and Cox Communications Inc. (the cable companies). Through these agreements, the cable companies and Verizon Wireless became agents to sell one another’s products and services and, over time, the cable companies will have the option, subject to the terms and conditions of the agreements, of selling Verizon Wireless service on a wholesale basis. In addition, the cable companies (other than Cox Communications Inc.) and Verizon Wireless have formed a technology innovation joint venture for the development of technology and intellectual property to better integrate wireline and wireless products and services. These commercial agreements and the formation of the joint venture are currently under review by the DOJ and the FCC.

During 2011, we also entered into agreements with a subsidiary of Leap Wireless, and with Savary Island Wireless, which is majority-owned by Leap Wireless, for the purchase of certain of their AWS and PCS licenses in exchange for cash and our 700 megahertz (MHz) A block license in Chicago. The consummation of each of these transactions is subject to customary closing conditions, including approval by the FCC.

On April 18, 2012, we announced plans to conduct an open sale process for all of our 700 MHz A and B spectrum licenses in order to rationalize our spectrum holdings. We acquired these licenses as part of the FCC Auction 73 in 2008. The sale of these licenses is contingent upon the close of the purchase of the AWS licenses from SpectrumCo, Cox and Leap Wireless described above.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2012	$73,250
Acquisitions (Note 2)	25
Capitalized interest on wireless licenses	19

Balance at March 31, 2012	$73,294

During the quarter ended March 31, 2012, approximately $1.1 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Verizon Wireless	Wireline	Total
Balance at January 1, 2012	$17,963	$5,394	$23,357
Acquisitions (Note 2)	105	–	105
Reclassifications, adjustments and other	–	3	3

Balance at March 31, 2012	$18,068	$5,397	$23,465

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2012			At December 31, 2011
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,389	$(2,009)	$1,380	$3,529	$(2,052)	$1,477
Non-network internal-use software (3 to 7 years)	9,663	(5,642)	4,021	9,536	(5,487)	4,049
Other (2 to 25 years)	567	(224)	343	561	(209)	352

Total	$13,619	$(7,875)	$5,744	$13,626	$(7,748)	$5,878

The amortization expense for Other intangible assets was as follows:

000000000000000000
(dollars in millions)	Three Months Ended March 31,
2012	$361
2011	370

Estimated annual amortization expense for Other intangible assets is as follows:

000000000000000000
Years	(dollars in millions)
2012	$1,378
2013	1,210
2014	899
2015	709
2016	506

4.	Debt

Changes to debt during the three months ended March 31, 2012 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2012	$4,849	$50,303	$55,152
Repayments of long-term borrowings and capital leases obligations	(1,828)	–	(1,828)
Decrease in short-term obligations, excluding current maturities	(1,734)	–	(1,734)
Reclassifications of long-term debt	1,750	(1,750)	–
Other	84	(77)	7

Balance at March 31, 2012	$3,121	$48,476	$51,597

During January 2012, $1.0 billion of 5.875% Verizon New Jersey Inc. Debentures matured and were repaid. During February 2012, $0.8 billion of 5.25% Verizon Wireless Notes matured and were repaid.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of March 31, 2012, $5.4 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2012, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of March 31, 2012, the unused borrowing capacity under a $6.2 billion three-year credit facility, maturing on October 15, 2014, with a group of major financial institutions was approximately $6.1 billion.

5.	Fair Value Measurements

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2012:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$294	$–	$–	$294
Fixed income securities	1	328	–	329
Other current assets:
Interest rate swaps	–	10	–	10
Forward contracts	–	9	–	9
Other assets:
Fixed income securities	225	749	–	974
Interest rate swaps	–	580	–	580
Cross currency swaps	–	131	–	131

Total	$520	$1,807	$–	$2,327

(1) quoted prices in active markets for identical assets or liabilities

(2) observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) no observable pricing inputs in the market

Equity securities consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2012.

Fair Value of Short-term and Long-term Debt

The fair value of our debt is determined using various methods, including quoted market prices for identical terms and maturities, which is a Level 1 measurement, as well as quoted prices for similar terms and maturities in inactive markets and future cash flows discounted at current rates, which are Level 2 measurements. The fair value of our short-term and long-term debt, excluding capital leases, was as follows:

	At March 31, 2012		At December 31, 2011

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$51,275	$60,164	$54,800	$64,485

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps due to changes in interest rates are recorded to Interest expense, which are offset by changes in the fair value of the debt. The fair value of these contracts, primarily included in Other assets and Long-term debt, was $0.6 billion at March 31, 2012 and December 31, 2011. As of March 31, 2012, the total notional amount of these interest rate swaps was $7.0 billion.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income is reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps, included in Other assets, was approximately $0.1 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, a pretax gain of $0.1 billion was recognized in Other comprehensive income, respectively.

6.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

The Verizon Communications Inc. Long-Term Incentive Plan (the Plan) permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. The maximum number of shares available for awards from the Plan is 119.6 million shares.

Restricted Stock Units

The Plan provides for grants of Restricted Stock Units (RSUs) that generally vest at the end of the third year after the grant. The RSUs granted prior to January 1, 2010 were classified as liability awards because the RSUs were paid in cash upon vesting. The RSUs granted subsequent to January 1, 2010 are classified as equity awards because the RSUs will be paid in Verizon common stock upon vesting. The RSU equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	19,836	27,614
Granted	5,354	8,127
Payments	(7,312)	(8,499)
Cancelled/Forfeited	(43)	(45)

Outstanding, March 31, 2012	17,835	27,197

As of March 31, 2012, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2012 and classified as equity awards have a weighted average grant date fair value of $38.67 per unit.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of no less than 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	27,819	$41.24
Exercised	(1,256)	35.29
Cancelled/Forfeited	(17,024)	45.18

Outstanding, March 31, 2012	9,539	35.00

All stock options outstanding at March 31, 2012 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of March 31, 2012, all VARs were fully vested. We have not granted new VARs since 2004.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	8,214	$12.39
Exercised	(674)	10.62
Cancelled/Forfeited	(4)	12.98

Outstanding, March 31, 2012	7,536	12.54

7.	Employee Benefits

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

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended March 31,	2012	2011	2012	2011

Service cost	$89	$77	$92	$75
Amortization of prior service cost (credit)	(1)	18	(9)	(14)

Subtotal	88	95	83	61
Expected return on plan assets	(442)	(494)	(43)	(41)
Interest cost	362	397	327	355

Net periodic benefit (income) cost	$8	$(2)	$367	$375

Severance Payments

During the three months ended March 31, 2012, we paid severance benefits of $0.1 billion. At March 31, 2012, we had a remaining severance liability of $1.0 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2012.

Employer Contributions

During the three months ended March 31, 2012, we contributed $0.4 billion to our qualified pension trusts, $0.1 billion to our nonqualified pension plans and $0.4 billion to our other postretirement benefit plans. There have been no material changes to the estimated qualified and nonqualified pension contributions in 2012 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

8.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Three Months Ended March 31, 2012
(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$35,970	$49,938	$85,908

Net income	1,686	2,220	3,906
Other comprehensive income	129	3	132

Comprehensive income	1,815	2,223	4,038

Contributed capital	7	–	7
Dividends declared	(1,421)	–	(1,421)
Common stock in treasury	267	–	267
Distributions and other	33	(411)	(378)

Balance at end of period	$36,671	$51,750	$88,421

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc’s (Vodafone) 45% ownership interest in Verizon Wireless.

Special Distribution

In July 2011, the Board of Representatives of Verizon Wireless declared a distribution to its owners, payable on January 31, 2012 in proportion to their partnership interests on that date, in the aggregate amount of $10 billion. During January 2012, Vodafone received a cash payment of $4.5 billion and the remainder of the distribution was received by Verizon.

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At March 31, 2012	At December 31, 2011
Foreign currency translation adjustments	$828	$724
Net unrealized gain on cash flow hedges	164	156
Unrealized gain on marketable securities	95	72
Defined benefit pension and postretirement plans	311	317

Accumulated Other Comprehensive Income	$1,398	$1,269

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three months ended March 31, 2012 and 2011 was primarily related to our investment in Vodafone Omnitel and was driven by movements of the U.S. dollar against various other currencies, primarily the Euro, in which we have operations.

9.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs, lease financing, as well as other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

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

The following table provides operating financial information for our two reportable segments:
	Three Months Ended March 31,
(dollars in millions)	2012	2011
External Operating Revenues
Verizon Wireless
Retail service	$14,872	$13,659
Other service	524	637

Service revenue	15,396	14,296

Equipment	1,835	1,687
Other	1,019	877

Total Verizon Wireless	18,250	16,860

Wireline
Consumer retail	3,441	3,383
Small business	659	692

Mass Markets	4,100	4,075

Strategic services	1,969	1,765
Core	1,882	2,054

Global Enterprise	3,851	3,819

Global Wholesale	1,592	1,740
Other	123	201

Total Wireline	9,666	9,835

Total segments	27,916	26,695
Corporate, eliminations and other	326	295

Total consolidated – reported	$28,242	$26,990

Intersegment Revenues
Verizon Wireless	$23	$21
Wireline	279	312

Total segments	302	333
Corporate, eliminations and other	(302)	(333)

Total consolidated – reported	$–	$–

Total Operating Revenues
Verizon Wireless	$18,273	$16,881
Wireline	9,945	10,147

Total segments	28,218	27,028
Corporate, eliminations and other	24	(38)

Total consolidated – reported	$28,242	$26,990

Operating Income
Verizon Wireless	$5,217	$4,351
Wireline	157	288

Total segments	5,374	4,639
Reconciling items	(179)	(186)

Total consolidated – reported	$5,195	$4,453

	At March 31,	At December 31,
(dollars in millions)	2012	2011
Assets
Verizon Wireless	$139,834	$147,378
Wireline	86,187	86,185

Total segments	226,021	233,563
Reconciling items	(3,100)	(3,102)

Total consolidated – reported	$222,921	$230,461

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Total segment operating income	$5,374	$4,639
Corporate, eliminations and other	(179)	(186)

Total consolidated operating income	5,195	4,453

Equity in earnings of unconsolidated businesses	103	101
Other income and (expense), net	19	36
Interest expense	(685)	(709)

Income Before Provision For Income Taxes	$4,632	$3,881

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2012 and 2011.

10.	Commitments and Contingencies

In the ordinary course of business Verizon is involved in various commercial litigation and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods, including the Hicksville and ActiveVideo Networks Inc. (ActiveVideo) matters described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Verizon is currently involved in approximately 50 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that sell products and seek injunctive relief as well. These cases have progressed to various degrees and a small number may go to trial in the coming 12 months if they are not otherwise resolved. In August 2011, a jury found that Verizon is infringing four ActiveVideo patents related to Verizon’s FiOS TV video-on-demand service (VOD), and entered a verdict for ActiveVideo for $115 million, which the court subsequently increased by $24 million. The jury, however, rejected ActiveVideo’s claim that Verizon had willfully infringed its patents and the court stayed execution of the payments to ActiveVideo. Verizon was also later enjoined from continuing to use two of these allegedly infringed ActiveVideo patents and ordered to pay ActiveVideo approximately $11 million per month from August 2011 to May 2012. The court deferred the onset of the injunction until May 2012, and the orders to make payments to ActiveVideo were stayed. Verizon has filed appeals addressing these rulings and is working with its vendors, Cisco and Ericsson, to redesign its VOD system.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is a holding company that, acting through its subsidiaries is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Our offerings, designed to meet customers’ demand for speed, mobility, security and control, include voice, data and video services on our wireless and wireline networks. We have two reportable segments, Verizon Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 191,800 employees as of March 31, 2012.

In recent years Verizon has embarked upon a strategic transformation as advances in technology have changed the ways that our customers interact in their personal and professional lives and that businesses operate. To meet the changing needs of our customers and the changing technological landscape, we are focusing our efforts around higher margin and growing areas of our business: wireless data, wireline data and strategic services, including cloud computing services.

Our strategy requires significant capital investments to acquire wireless spectrum, put the spectrum into service, expand the fiber optic network that supports our wireless and wireline businesses, maintain our wireless and wireline networks and develop and maintain significant advanced database capacity.

•

In our Wireless business, during the three months ended March 31, 2012 compared to the similar period in 2011, strong customer and data services growth driven by strong demand for smartphones and Internet data devices resulted in revenue growth of 8.2%. At March 31, 2012, smartphones represented 46.8% of our retail postpaid phone base, driving a 21.1% increase in data revenue as compared to the similar period in 2011. Data revenue accounted for 42.9% of Verizon Wireless’ total service revenue in the quarter.

In 2010, we launched our fourth-generation (4G) Long-Term Evolution technology (LTE) mobile broadband network, and as of April 19, 2012, we have deployed 4G LTE in 230 markets covering more than 200 million people throughout the country. We expect to deploy 4G LTE in virtually our entire current third-generation (3G) network footprint by mid-2013. Our 4G LTE network has speeds up to ten times faster than those of 3G broadband. As a result of our investment in 4G LTE, we expect to achieve both capacity improvements as well as reduced costs per megabyte.

•

In Wireline, during the three months ended March 31, 2012 compared to the similar period in 2011, revenues were positively impacted by an 11.6% increase in strategic services revenue, which represented 51% of total Global Enterprise revenues, as well as the expansion of consumer and small business FiOS services. Enterprise and wholesale customers continue to be adversely affected by the economy, resulting in delayed decision-making regarding spending, particularly on information technology. To compensate for the shrinking market for traditional voice service, we continue to build the Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing a multitude of home services that will eventually be part of the digital grid, including not just entertainment and communications, but also machine-to-machine communications, such as home monitoring, home health care, energy management services and utilities.

In February 2012, Verizon entered into a joint venture with Coinstar, Inc. Verizon Ventures IV LLC, a subsidiary of Verizon, holds a 65% majority ownership share in the joint venture and Redbox Automated Retail, LLC, a subsidiary of Coinstar, Inc., holds a 35% ownership share. The joint venture is controlled by Verizon and therefore is being consolidated for reporting purposes. The joint venture will offer access to media rentals through online and mobile content streaming from Verizon to consumers across the country as well as physical media rentals through Redbox kiosks. The joint venture plans to introduce its subscription services in the second half of 2012. The initial funding related to the formation of the joint venture was not significant to Verizon.

In December 2011, we entered into agreements to acquire Advanced Wireless Services (AWS) spectrum licenses held by Spectrum Co, LLC and Cox TMI Wireless. The aggregate value of these transactions is approximately $3.9 billion. The consummation of each of these transactions is subject to various conditions, including approval by the Federal Communications Commission (FCC) and review by the Department of Justice (DOJ). These spectrum acquisitions are expected to close in 2012.

In December 2011, we entered into commercial agreements with affiliates of Comcast Corporation, Time Warner Cable, Bright House Networks and Cox Communications Inc. (the cable companies). Through these agreements, the cable companies and Verizon Wireless became agents to sell one another’s products and services and, over time, the cable companies will have the option, subject to the terms and conditions of the agreements, to sell Verizon Wireless service on a wholesale basis. In addition, the cable companies (other than Cox Communications Inc.) and Verizon Wireless have formed a technology innovation joint venture for the development of technology and intellectual property to better integrate wireline and wireless products and services. These commercial agreements and the formation of the joint venture are currently under review by the DOJ and the FCC.

On April 18, 2012, we announced plans to conduct an open sale process for all of our 700 megahertz A and B spectrum licenses in order to rationalize our spectrum holdings. We acquired these licenses as part of the FCC Auction 73 in 2008. The sale of these licenses is contingent upon the close of the purchase of the AWS licenses from SpectrumCo, Cox and Leap Wireless described above.

Investing in innovative technology like wireless networks, high-speed fiber and cloud services has positioned Verizon at the center of the growth trends of the future. By investing in our own capabilities, we are also investing in the markets we serve by making sure our communities have a fast, reliable infrastructure for competing in the information economy. We are committed to putting our customers first and being a responsible member of our communities. Guided by this commitment and by our core values of integrity, respect, performance excellence and accountability, we believe we are well-positioned to produce a long-term return for our shareowners, create meaningful work for ourselves and provide something of lasting value for society.

Trends

There have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 except to the extent described above.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our segment results. We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. Our segments are Verizon Wireless and Wireline. In “Segment Results of Operations,” we review the performance of our two reportable segments.

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

Consolidated Revenues

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Verizon Wireless
Service revenue	$15,410	$14,311	$1,099	7.7%
Equipment and other	2,863	2,570	293	11.4

Total	18,273	16,881	1,392	8.2
Wireline
Mass Markets	4,103	4,078	25	0.6
Global Enterprise	3,852	3,816	36	0.9
Global Wholesale	1,861	2,042	(181)	(8.9)
Other	129	211	(82)	(38.9)

Total	9,945	10,147	(202)	(2.0)
Corporate, eliminations and other	24	(38)	62	nm

Consolidated Revenues	$28,242	$26,990	$1,252	4.6

nm – not meaningful

The increase in consolidated revenues during the three months ended March 31, 2012 compared to the similar period in 2011 was primarily due to higher revenues at Verizon Wireless, the expansion of FiOS services and increased revenues from strategic services at our Wireline segment. Partially offsetting the increase were lower Global Wholesale, Global Enterprise Core and Other revenues at our Wireline segment.

Verizon Wireless’ revenues increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to growth in both service and equipment revenue. Service revenue increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to an increase in retail customers since April 1, 2011, as well as continued growth in our data revenue, partially offset by a decline in voice revenue.

Total wireless data revenue was $6.6 billion and accounted for 42.9% of service revenue during the three months ended March 31, 2012 compared to $5.5 billion and 38.1% during the similar period in 2011. Total wireless data revenue continues to be driven by demand for web and e-mail services due to an increase in smartphone penetration in addition to strong growth in the sales volume of tablets and Jetpacks.

Equipment and other revenue increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to an increase in the average price of smartphones sold, attributable to an increase in the sales volume of 4G LTE devices, partially offset by a decrease in the sales volume of basic phones.

Wireline’s revenues decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily driven by declines in Global Wholesale, Global Enterprise Core and Other revenues, partially offset by increases in strategic services revenues, as well as residential and small business broadband revenues.

Mass Markets revenues increased during the three months ended March 31, 2012 due to the expansion of consumer and small business FiOS services (Voice, Internet and Video), partially offset by the continued decline of local exchange revenues. The decrease in local exchange revenues was primarily due to a decline in residential and small business retail voice connections resulting primarily from competition and technology substitution.

Global Enterprise revenues increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily driven by higher strategic services revenues, in part due to the inclusion of the revenues of Terremark, partially offset by lower local services and traditional circuit-based revenues and decreased revenues from the sale of customer premise equipment.

Global Wholesale revenues decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to a decline in voice revenues as a result of decreased minutes of use (MOUs) in traditional voice products, partially offset by continuing demand for high-speed digital data services primarily due to fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities.

Other revenues decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to reduced business volumes, including former MCI mass market customer losses.

Consolidated Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Cost of services and sales	$11,319	$11,229	$90	0.8%
Selling, general and administrative expense	7,700	7,284	416	5.7
Depreciation and amortization expense	4,028	4,024	4	0.1

Consolidated Operating Expenses	$23,047	$22,537	$510	2.3

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to higher cost of equipment sales at our Verizon Wireless segment. In addition, the increase was also due to higher content costs associated with continued FiOS subscriber growth, the inclusion of the expenses of Terremark and other postretirement and active employee benefit costs at our Wireline segment. Partially offsetting the increase were lower data service and application costs at our Verizon Wireless segment as well as lower access costs at our Wireline segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to higher sales commission expense and costs associated with regulatory fees at our Verizon Wireless segment. In addition, the increase was impacted by the inclusion of the expenses of Terremark and higher other postretirement and active employee benefit costs at our Wireline segment. Partially offsetting the increase were lower property and transaction tax expenses and decreased advertising expenses at our Wireline segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily driven by growth in depreciable assets and the inclusion of the expenses of Terremark, partially offset by changes in the estimated useful lives of certain asset classes.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in earnings of unconsolidated businesses and other income and (expense), net to net income.

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

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Consolidated Operating Income	$5,195	$4,453
Add Depreciation and amortization expense	4,028	4,024

Consolidated EBITDA	$9,223	$8,477

Other Consolidated Results

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Interest income	$15	$19	$(4)	(21.1)%
Foreign exchange loss, net	(2)	(12)	10	(83.3)
Other, net	6	29	(23)	(79.3)

Total	$19	$36	$(17)	(47.2)

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Total interest costs on debt balances	$753	$822	$(69)	(8.4)%
Less capitalized interest costs	68	113	(45)	(39.8)

Total	$685	$709	$(24)	(3.4)

Average debt outstanding	$52,641	$56,114
Effective interest rate	5.7%	5.9%

Total interest costs on debt balances decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to a $3.5 billion decrease in average debt (see “Consolidated Financial Condition”) and a lower effective interest rate. Capitalized interest costs were lower in 2012 primarily due to our ongoing deployment of the 4G LTE network.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Provision for income taxes	$726	$617	$109	17.7%
Effective income tax rate	15.7%	15.9%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 14.4 and 14.1 percentage points lower during the three months ended March 31, 2012 and 2011, respectively.

The effective income tax rate for the three months ended March 31, 2012 is comparable to the similar period in 2011.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3.0 billion at March 31, 2012 and $3.1 billion at December 31, 2011. Interest and penalties related to unrecognized tax benefits were $0.4 billion (after-tax) at March 31, 2012 and $0.5 billion (after-tax) at December 31, 2011.

As a large taxpayer, we are under audit by the Internal Revenue Service and multiple state and foreign jurisdictions on numerous open tax positions. Significant tax litigation and appeals are ongoing in Canada for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Net income attributable to noncontrolling interest	$2,220	$1,825	$395	21.6%

The increase in Net income attributable to noncontrolling interest during the three months ended March 31, 2012 compared to the similar period in 2011 was due to higher earnings in our Verizon Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

Segment Results of Operations

We have two reportable segments, Verizon Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

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

Verizon Wireless

Our Verizon Wireless segment, primarily comprised of Cellco Partnership doing business as Verizon Wireless, is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone. Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%. Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the United States.

We provide these services and equipment sales to consumer, business and government customers in the United States on a postpaid and prepaid basis. Postpaid customers represent individual lines of service for which a customer pays in advance a monthly access charge in return for a monthly voice and/or data service allowance, and use of any services beyond the allowances is billed monthly in arrears. Our prepaid service enables individuals to obtain wireless data and voice services without a long-term contract or credit verification by paying in advance.

Operating Revenue and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions, except ARPU)	2012	2011	Increase/(Decrease)
Retail service	$14,886	$13,674	$1,212	8.9%
Other service	524	637	(113)	(17.7)

Service revenue	15,410	14,311	1,099	7.7
Equipment and other	2,863	2,570	293	11.4

Total Operating Revenue	$18,273	$16,881	$1,392	8.2

Customers (‘000): (1)
Retail customers	92,988	88,414	4,574	5.2
Retail postpaid customers	87,963	84,031	3,932	4.7

Net additions in period (‘000): (2)
Retail customers	734	879	(145)	(16.5)
Retail postpaid customers	501	906	(405)	(44.7)

Churn Rate:
Retail customers	1.24%	1.33%
Retail postpaid customers	0.96%	1.01%

ARPU:
Retail service	$53.66	$51.88	$1.78	3.4
Retail postpaid	55.43	53.52	1.91	3.6
Retail postpaid data	23.80	20.51	3.29	16.0

(1) As of end of period

(2) Excluding acquisitions and adjustments

The increase in Verizon Wireless’ total operating revenue during the three months ended March 31, 2012 compared to the similar period in 2011 was the result of growth in both service and equipment revenue.

Customers

Retail (non-wholesale) customers are customers directly served and managed by Verizon Wireless that use its branded services. Churn is the rate at which customers disconnect individual lines of service. We expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality.

Retail customer net additions decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to a decrease in retail postpaid customer gross additions, partially offset by an increase in prepaid gross additions and improvements in our retail customer churn rates. The decline in postpaid gross additions primarily reflects the timing of the iPhone launch in 2011.

Service Revenue

Service revenue increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to continued growth in data revenue, partially offset by a decline in voice revenue.

Total data revenue was $6.6 billion and accounted for 42.9% of service revenue during the three months ended March 31, 2012 compared to $5.5 billion and 38.1% during the similar period in 2011. Total wireless data revenue continues to be driven by demand for web and email services due to an increase in smartphone penetration in addition to strong growth in the sales volume of tablets and Jetpacks. We expect that total service revenue will continue to grow as we increase smartphone penetration.

The increases in retail service ARPU (the average revenue per user per month from retail customers), and retail postpaid ARPU (the average revenue per user per month from retail postpaid customers) for the three months ended March 31, 2012 compared to the similar period in 2011 were due to a continued increase in our retail postpaid data ARPU, partially offset by a decline in our retail postpaid voice ARPU. Retail postpaid data ARPU increased as a result of continued growth in the proportion of our customer base using smartphones, which grew to 46.8% of our retail postpaid customers as of March 31, 2012 compared to 32.2% at March 31, 2011. However, both retail postpaid ARPU and retail postpaid data ARPU growth were adversely impacted by the growing proportion of our customers using internet data devices and customers optimizing the value of their data packages for these devices. Internet data devices represented 8.3% of our retail postpaid customer base as of March 31, 2012 compared to 7.3% as of March 31, 2011. In addition, our retail postpaid voice ARPU was $31.63 during the three months ended March 31, 2012, representing a decline of $1.38, or 4.2%, compared to the similar period in 2011 primarily due to the ongoing impact of our retail customers seeking to optimize the value of our voice minute bundles.

Other service revenue decreased during the three months ended March 31, 2012 compared to the similar period in 2011 as a result of a decrease in third party roaming revenue.

Equipment and Other Revenue

Equipment and other revenue increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to an increase in the average price of smartphones sold, attributable to an increase in the sales volume of 4G LTE devices, partially offset by a decrease in the sales volume of basic phones. In addition, regulatory fees increased during the three months ended March 31, 2012 compared to the similar period in 2011, and were offset by related expenses.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Cost of services and sales	$5,910	$5,880	$30	0.5%
Selling, general and administrative expense	5,228	4,751	477	10.0
Depreciation and amortization expense	1,918	1,899	19	1.0

Total Operating Expenses	$13,056	$12,530	$526	4.2

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to a $0.2 billion increase in cost of equipment sales, which was driven by an increase in the sales volume of higher cost smartphones and other data-capable devices, partially offset by a decline in the sales volume of basic phones. Partially offsetting the increase in the cost of equipment sales was a decrease in costs for data services and applications, primarily VZ Mail.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to higher sales commission expense in our indirect channel as well as costs associated with regulatory fees. Indirect sales commission expense increased $0.3 billion during the three months ended March 31, 2012 compared to the similar period in 2011 as a result of increases in the average commission per unit, as the mix of units continues to shift toward data devices and more customers activate data services, and increased contract renewals in connection with equipment upgrades.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily driven by growth in depreciable assets, partially offset by changes in the estimated useful lives of certain asset classes.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Segment Operating Income	$5,217	$4,351	$866	19.9%
Add Depreciation and amortization expense	1,918	1,899	19	1.0

Segment EBITDA	$7,135	$6,250	$885	14.2

Segment operating income margin	28.6%	25.8%
Segment EBITDA service margin	46.3%	43.7%

The changes in the table above during the three months ended March 31, 2012 compared to the similar period in 2011 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Wireline

The Wireline segment provides customers with voice service including long distance, broadband video and data, IP network services, network access and other services. We provide these products and services to consumer and small businesses in the United States, as well as to businesses and government customers and carriers both in the United States and in over 150 other countries around the world.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Consumer retail	$3,441	$3,383	$58	1.7%
Small business	662	695	(33)	(4.7)

Mass Markets	4,103	4,078	25	0.6
Strategic services	1,969	1,765	204	11.6
Core	1,883	2,051	(168)	(8.2)

Global Enterprise	3,852	3,816	36	0.9
Global Wholesale	1,861	2,042	(181)	(8.9)
Other	129	211	(82)	(38.9)

Total Operating Revenues	$9,945	$10,147	$(202)	(2.0)

Connections (‘000): (1)
Total voice connections	23,700	25,454	(1,754)	(6.9)
Total Broadband connections	8,774	8,490	284	3.3
FiOS Internet subscribers	5,010	4,289	721	16.8
FiOS Video subscribers	4,353	3,664	689	18.8

(1) As of end of period

Wireline’s revenues decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily driven by declines in Global Wholesale, Global Enterprise Core and Other revenues, partially offset by increases in Strategic services revenues, as well as residential and small business broadband revenues.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, as well as broadband services (including high-speed Internet, FiOS Internet and FiOS Video) to residential and small business subscribers.

Mass Markets revenues increased during the three months ended March 31, 2012 compared to the similar period in 2011 due to the expansion of consumer and small business FiOS services (Voice, Internet and Video), partially offset by the continued decline of local exchange revenues.

We continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas in the first quarter of 2012. Revenue from FiOS services represented 63% of Consumer retail revenue during the three months ended March 31, 2012 compared to 54% in the similar period in 2011. As of March 31, 2012, we achieved penetration rates of 36.4% and 32.3% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 33.1% and 29.1% for FiOS Internet and FiOS Video, respectively, at March 31, 2011.

Mass Markets revenues were negatively impacted by the decline of local exchange revenues primarily due to a 6.8% decline in retail residential voice connections resulting primarily from competition and technology substitution with wireless, VoIP, broadband and cable services. There was also a 5.4% decline in small business retail voice connections, primarily reflecting challenging economic conditions, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues increased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to higher strategic services revenues, driven in part by the inclusion of the revenues of Terremark, partially offset by lower local services and traditional circuit-based revenues. Strategic services revenue increased $0.2 billion, or 11.6%, during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to growth in advanced services, such as managed network, call center, IP communications and our cloud offerings. Strategic services represent Global Enterprise’s fastest growing suite of offerings. Traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services declined compared to the similar period last year as our customer base continues to migrate to next generation IP services. The increase in Global Enterprise revenues was also partially offset by a decline in customer premise equipment revenues, which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to a decline in voice revenues as a result of decreased MOUs in traditional voice products. The decrease in MOUs was a result of a 6.9% decline in domestic wholesale connections as of March 31, 2012 compared to March 31, 2011 due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Also contributing to the decline in MOUs were increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace. Voice and local loop services also declined during the three months ended March 31, 2012 compared to the similar period in 2011. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services primarily due to fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. As a result of the upgrading customers, the number of core data circuits experienced a 12.5% decline as compared to the similar period in 2011.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, card services and supply sales. The decrease in revenues from other services during the three months ended March 31, 2012 compared to the similar period in 2011 was primarily due to reduced volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Cost of services and sales	$5,572	$5,462	$110	2.0%
Selling, general and administrative expense	2,126	2,290	(164)	(7.2)
Depreciation and amortization expense	2,090	2,107	(17)	(0.8)

Total Operating Expenses	$9,788	$9,859	$(71)	(0.7)

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2012 compared to the similar period in 2011 due to higher content costs associated with continued FiOS subscriber growth, the inclusion of the expenses of Terremark and higher other postretirement and active employee benefit costs. The increase was partially offset by a decrease in access costs resulting primarily from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2012 compared to the similar period in 2011 primarily due to lower allocations related to centralized administrative functions, lower property and transaction tax expenses and decreased advertising expenses. Partially offsetting the decrease in Selling, general and administrative expense were higher costs due to the inclusion of the expenses of Terremark and other postretirement and active employee benefit costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three months ended March 31, 2012 compared to the similar period in 2011 due to a decrease in net depreciable assets, primarily due to asset retirements, partially offset by the inclusion of the expenses of Terremark.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Increase/(Decrease)
Segment Operating Income	$157	$288	$(131)	(45.5)%
Add Depreciation and amortization expense	2,090	2,107	(17)	(0.8)

Segment EBITDA	$2,247	$2,395	$(148)	(6.2)

Segment operating income margin	1.6%	2.8%
Segment EBITDA margin	22.6%	23.6%

The changes in the table above during the three months ended March 31, 2012 compared to the similar period in 2011 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Cash Flows Provided By (Used In)
Operating activities	$5,957	$5,035	$922
Investing activities	(3,673)	(4,375)	702
Financing activities	(9,737)	6,679	(16,416)

Increase (Decrease) In Cash and Cash Equivalents	$(7,453)	$7,339	$(14,792)

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends, repurchase Verizon common stock from time to time and invest in new businesses. While our current liabilities typically exceed current assets, our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically in diversified accounts and are invested to maintain principal and liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations.

The volatility in world debt and equity markets has not had a significant impact on our ability to access external financing. Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We currently have a shelf registration available for the issuance of debt or equity securities with an aggregate offering price of up to $10 billion. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the three months ended March 31, 2012 increased by $0.9 billion compared to the similar period in 2011 primarily due to higher consolidated earnings, as well as improved working capital levels derived primarily from timing differences for vendor activity and improved collections of receivable balances in 2012. Partially offsetting this increase were higher payments for wireless data devices.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Verizon Wireless	$1,885	$2,735
Wireline	1,537	1,465
Other	143	163

	$3,565	$4,363

Total as a percentage of revenue	12.6%	16.2%

The decrease in capital expenditures during the three months ended March 31, 2012 compared to the similar period in 2011 was primarily due to increased investment in the capacity of our wireless EV-DO network during 2011.

Cash Flows Provided By (Used In) Financing Activities

During the three months ended March 31, 2012 and 2011, net cash provided by (used in) financing activities was ($9.7 billion) and $6.7 billion, respectively.

During January 2012, $1.0 billion of 5.875% Verizon New Jersey Inc. Debentures matured and were repaid. During February 2012, $0.8 billion of 5.25% Verizon Wireless Notes matured and were repaid. In addition, during the three months ended March 31, 2012 we paid $1.3 billion in dividends and reduced short-term borrowings by approximately $1.7 billion.

Special Distribution

In July 2011, the Board of Representatives of Verizon Wireless declared a distribution to its owners, payable on January 31, 2012 in proportion to their partnership interests on that date, in the aggregate amount of $10 billion. During January 2012, Vodafone received a cash payment of $4.5 billion and the remainder of the distribution was received by Verizon.

Credit Facility and Shelf Registration

As of March 31, 2012, the unused borrowing capacity under a $6.2 billion three-year credit facility, maturing on October 15, 2014, with a group of major financial institutions was approximately $6.1 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

On February 7, 2012, we filed a new shelf registration statement for the issuance of debt or equity securities with an aggregate offering price of up to $10 billion. In connection with this filing, the previous shelf registration statement was terminated.

Verizon’s ratio of net debt to Consolidated EBITDA was 1.3x at March 31, 2012.

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

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2012 totaled $5.9 billion, a $7.5 billion decrease compared to Cash and cash equivalents at December 31, 2011 for the reasons discussed above.

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

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Net cash provided by operating activities	$5,957	$5,035	$922
Less Capital expenditures (including capitalized software)	3,565	4,363	(798)

Free cash flow	$2,392	$672	$1,720

The change in free cash flow during the three months ended March 31, 2012 compared to the similar period in 2011 was a result of the factors described in connection with net cash provided by operating activities and capital expenditures above.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2012, our primary foreign currency exposure was to the British Pound Sterling, the Euro and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2012, more than three-fourths in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps due to changes in interest rates are recorded to Interest expense, which are offset by changes in the fair value of the debt. The fair value of these contracts, primarily included in Other assets and Long-term debt, was $0.6 billion at March 31, 2012 and December 31, 2011. As of March 31, 2012, the total notional amount of these interest rate swaps was $7.0 billion.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income is reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps, included in Other assets, was approximately $0.1 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, a pretax gain of $0.1 billion was recognized in Other comprehensive income, respectively.

Acquisitions

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark Worldwide, Inc. (Terremark) for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly owned subsidiary of Verizon. The acquisition enhanced Verizon’s offerings to business and government customers globally.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the registrant’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon and a number of other telecommunications companies, have been the subject of multiple class action suits concerning their alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (Panel) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of a specified certification. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings. Based on this submission, the court ordered dismissal of the complaints on June 3, 2009. Plaintiffs appealed this dismissal, and by decision issued December 29, 2011, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal. On March 28, 2012, plaintiffs petitioned the United States Supreme Court to review the decision of the Court of Appeals. The Supreme Court has not yet acted on the petition.

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

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities, including Verizon Wireless. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. A trial date for the case has not yet been set.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2012. At March 31, 2012, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2012-14 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2012-14 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 26, 2012	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement 2012-14 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan – Restricted Stock Unit Agreement 2012-14 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.