Form 10-Q
period 2012-06-30
VERIZON COMMUNICATIONS INC
filed 2012-07-30
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

☐  Yes    ☒  No

At June 29, 2012, 2,848,876,875 shares of the registrant’s common stock were outstanding, after deducting 118,733,244 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2012	2011	2012	2011

Operating Revenues	$28,552	$27,536	$56,794	$54,526

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,896	11,158	22,215	22,387
Selling, general and administrative expense	7,877	7,373	15,577	14,657
Depreciation and amortization expense	4,128	4,113	8,156	8,137

Total Operating Expenses	22,901	22,644	45,948	45,181

Operating Income	5,651	4,892	10,846	9,345
Equity in earnings of unconsolidated businesses	72	121	175	222
Other income and (expense), net	34	10	53	46
Interest expense	(679)	(717)	(1,364)	(1,426)

Income Before Provision For Income Taxes	5,078	4,306	9,710	8,187
Provision for income taxes	(793)	(702)	(1,519)	(1,319)

Net Income	$4,285	$3,604	$8,191	$6,868

Net income attributable to noncontrolling interest	$2,460	$1,995	$4,680	$3,820
Net income attributable to Verizon	1,825	1,609	3,511	3,048

Net Income	$4,285	$3,604	$8,191	$6,868

Basic Earnings Per Common Share
Net income attributable to Verizon	$.64	$.57	$1.23	$1.08
Weighted-average shares outstanding (in millions)	2,849	2,832	2,846	2,831

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.64	$.57	$1.23	$1.07
Weighted-average shares outstanding (in millions)	2,858	2,838	2,854	2,837

Dividends declared per common share	$0.5000	$0.4875	$1.0000	$0.9750

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2012	2011	2012	2011

Net Income	$4,285	$3,604	$8,191	$6,868

Other comprehensive income, net of taxes
Foreign currency translation adjustments	(195)	60	(91)	274
Unrealized gain (loss) on cash flow hedges	(41)	(3)	(33)	28
Unrealized gain (loss) on marketable securities	(10)	(2)	13	(2)
Defined benefit pension and postretirement plans	(5)	6	(11)	5

Other comprehensive income (loss) attributable to Verizon	(251)	61	(122)	305
Other comprehensive loss attributable to noncontrolling interest	(8)	(2)	(5)	(4)

Total Comprehensive Income	$4,026	$3,663	$8,064	$7,169

Comprehensive income attributable to noncontrolling interest	$2,452	$1,993	$4,675	$3,816
Comprehensive income attributable to Verizon	1,574	1,670	3,389	3,353

Total Comprehensive Income	$4,026	$3,663	$8,064	$7,169

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2012	At December 31, 2011

Assets
Current assets
Cash and cash equivalents	$10,001	$13,362
Short-term investments	777	592
Accounts receivable, net of allowances of $717 and $802	11,595	11,776
Inventories	856	940
Prepaid expenses and other	3,901	4,269

Total current assets	27,130	30,939

Plant, property and equipment	217,739	215,626
Less accumulated depreciation	129,844	127,192

	87,895	88,434

Investments in unconsolidated businesses	3,539	3,448
Wireless licenses	73,303	73,250
Goodwill	23,478	23,357
Other intangible assets, net	5,726	5,878
Other assets	5,001	5,155

Total assets	$226,072	$230,461

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,912	$4,849
Accounts payable and accrued liabilities	13,973	14,689
Other	6,468	11,223

Total current liabilities	26,353	30,761

Long-term debt	46,479	50,303
Employee benefit obligations	31,909	32,957
Deferred income taxes	25,649	25,060
Other liabilities	5,254	5,472

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,932	37,919
Reinvested earnings	1,845	1,179
Accumulated other comprehensive income	1,147	1,269
Common stock in treasury, at cost	(4,438)	(5,002)
Deferred compensation – employee stock ownership plans and other	367	308
Noncontrolling interest	53,278	49,938

Total equity	90,428	85,908

Total liabilities and equity	$226,072	$230,461

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2012	2011

Cash Flows from Operating Activities
Net Income	$8,191	$6,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,156	8,137
Employee retirement benefits	751	726
Deferred income taxes	1,237	1,501
Provision for uncollectible accounts	521	498
Equity in earnings of unconsolidated businesses, net of dividends received	(149)	(195)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,136)	(2,361)
Other, net	(2,300)	(2,382)

Net cash provided by operating activities	15,271	12,792

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,430)	(8,918)
Acquisitions of licenses, investments and businesses, net of cash acquired	(242)	(1,668)
Net change in short-term investments	21	47
Other, net	67	667

Net cash used in investing activities	(7,584)	(9,872)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	6,440
Repayments of long-term borrowings and capital lease obligations	(1,891)	(7,356)
Increase (decrease) in short-term obligations, excluding current maturities	(887)	1,012
Dividends paid	(2,587)	(2,759)
Proceeds from sale of common stock	210	122
Special distribution to noncontrolling interest	(4,500)	–
Other, net	(1,393)	(807)

Net cash used in financing activities	(11,048)	(3,348)

Decrease in cash and cash equivalents	(3,361)	(428)
Cash and cash equivalents, beginning of period	13,362	6,668

Cash and cash equivalents, end of period	$10,001	$6,240

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

Leasing Arrangements

At each reporting period, we monitor the credit quality of the various lessees in our portfolios. Regarding the leveraged lease portfolio, external credit reports are used where available and where not available we use internally developed indicators. These indicators or internal credit risk grades factor historic loss experience, the value of the underlying collateral, delinquency trends, and industry and general economic conditions. The credit quality of our lessees primarily varies from AAA to CCC+. For each reporting period the leveraged leases within the portfolio are reviewed for indicators of impairment where it is probable the rent due according to the contractual terms of the lease will not be collected. All significant accounts, individually or in the aggregate, are current and none are classified as impaired.

Earnings Per Common Share

There were a total of approximately 9 million and 8 million stock options and restricted stock units outstanding to purchase shares included in the computation of diluted earnings per common share for the three and six months ended June 30, 2012, respectively, and a total of approximately 6 million and 5 million stock options and restricted stock units outstanding to purchase shares included in the computation of diluted earnings per common share for the three and six months ended June 30, 2011, respectively. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period were not significant for the three and six months ended June 30, 2012, and included 20 million weighted-average shares for the three and six months ended June 30, 2011.

Recent Accounting Standards

In December 2011, the accounting standard update relating to disclosures about offsetting assets and liabilities was amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. We will adopt this standard update during the first quarter of 2013. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

2.	Acquisitions and Other

Verizon Wireless

On June 25, 2012, Verizon Wireless entered into a license exchange agreement with a subsidiary of T-Mobile USA, Inc. (T-Mobile) pursuant to which the parties agreed to exchange a significant amount of Advanced Wireless Services (AWS) spectrum. The transaction is contingent upon the closing of Verizon Wireless’ purchases of spectrum from SpectrumCo, LLC (SpectrumCo), Cox TMI Wireless (Cox) and Leap Wireless and is subject to approval by the Federal Communications Commission (FCC), which is expected to occur in 2012, as well as other customary closing conditions. The exchange includes a number of intra-market spectrum swaps that will result in more efficient use of the AWS band for both companies, and will also give both companies additional spectrum depth in specific markets to meet Long Term Evolution (LTE) capacity needs and enable LTE expansion. The exchange will result in an overall net transfer of spectrum from Verizon Wireless to T-Mobile and a cash payment from T-Mobile to Verizon Wireless.

On April 18, 2012, we announced plans to conduct an open sale process for all of our 700 megahertz (MHz) A and B spectrum licenses in order to rationalize our spectrum holdings. We acquired these licenses as part of the FCC Auction 73 in 2008. The sale of these licenses is contingent upon the close of the purchase of the AWS licenses from SpectrumCo, Cox and Leap Wireless described below.

In December 2011, we entered into agreements to acquire AWS spectrum licenses held by SpectrumCo and Cox, respectively. The aggregate value of these transactions was approximately $3.9 billion. The consummation of each of these transactions is subject to various conditions, including approval by the FCC and review by the Department of Justice (DOJ). These spectrum acquisitions are expected to close in 2012.

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

During 2011, we also entered into agreements with a subsidiary of Leap Wireless, and with Savary Island Wireless, which is majority-owned by Leap Wireless, for the purchase of certain of their AWS and PCS licenses in exchange for cash and our 700 MHz A block license in Chicago. The consummation of each of these transactions is subject to customary closing conditions, including approval by the FCC. These transactions are expected to close in 2012.

During the three and six months ended June 30, 2012 and 2011, we acquired various wireless licenses and markets for cash consideration that was not significant.

Wireline

On June 1, 2012, Verizon agreed to acquire HUGHES Telematics, Inc. for approximately $0.6 billion in cash, and the acquisition was completed on July 26, 2012. As a result of the transaction, HUGHES Telematics became a wholly-owned subsidiary of Verizon. The debt obligations of HUGHES Telematics, which were approximately $0.1 billion as of the date of acquisition, were repaid by Verizon during July 2012. Had this acquisition been consummated on January 1, 2012 or 2011, the results of the acquired operations of HUGHES Telematics would not have had a significant impact on the consolidated results of operations of Verizon. The acquisition is expected to accelerate our ability to bring more telematics offerings to market for existing and new HUGHES Telematics and Verizon customers.

In February 2012, Verizon entered into a joint venture with Coinstar, Inc. A subsidiary of Verizon holds a 65% majority ownership share in the joint venture and a subsidiary of Coinstar, Inc., holds a 35% ownership share. The joint venture is controlled by Verizon and therefore is being consolidated for reporting purposes. The joint venture will offer access to media rentals through online and mobile content streaming from Verizon to consumers across the country as well as physical media rentals through Redbox kiosks. The joint venture plans to introduce its subscription services in the fourth quarter of 2012. The initial funding related to the formation of the joint venture was not significant to Verizon.

During April 2011, we acquired Terremark Worldwide, Inc. (Terremark), a global provider of information technology infrastructure and cloud services, for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly-owned subsidiary of Verizon. The acquisition enhanced Verizon’s offerings to business and government customers globally.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2012	$73,250
Acquisitions (Note 2)	25
Capitalized interest on wireless licenses	33
Reclassifications, adjustments and other	(5)

Balance at June 30, 2012	$73,303

During the six months ended June 30, 2012, approximately $0.8 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Verizon Wireless	Wireline	Total
Balance at January 1, 2012	$17,963	$5,394	$23,357
Acquisitions (Note 2)	105	–	105
Reclassifications, adjustments and other	–	16	16

Balance at June 30, 2012	$18,068	$5,410	$23,478

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2012			At December 31, 2011

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,385	$(2,115)	$1,270	$3,529	$(2,052)	$1,477
Non-network internal-use software (3 to 7 years)	10,004	(5,882)	4,122	9,536	(5,487)	4,049
Other (2 to 25 years)	572	(238)	334	561	(209)	352

Total	$13,961	$(8,235)	$5,726	$13,626	$(7,748)	$5,878

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2012	$367	$728
2011	374	744

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2012	$1,408
2013	1,219
2014	905
2015	714
2016	510

4.	Debt

Changes to debt during the six months ended June 30, 2012 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2012	$4,849	$50,303	$55,152
Repayments of long-term borrowings and capital lease obligations	(1,891)	–	(1,891)
Decrease in short-term obligations, excluding current maturities	(887)	–	(887)
Reclassifications of long-term debt	3,700	(3,700)	–
Other	141	(124)	17

Balance at June 30, 2012	$5,912	$46,479	$52,391

During January 2012, $1.0 billion of 5.875% Verizon New Jersey Inc. Debentures matured and were repaid. During February 2012, $0.8 billion of 5.25% Verizon Wireless Notes matured and were repaid.

During July 2012, $0.8 billion of 7.0% Verizon Wireless Notes matured and were repaid.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of June 30, 2012, $5.4 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2012, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of June 30, 2012, the unused borrowing capacity under a $6.2 billion three-year credit facility, maturing on October 15, 2014, with a group of major financial institutions was approximately $6.1 billion.

5.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$279	$–	$–	$279
Fixed income securities	230	268	–	498
Other current assets:
Interest rate swaps	–	24	–	24
Other assets:
Fixed income securities	–	819	–	819
Interest rate swaps	–	633	–	633
Cross currency swaps	–	82	–	82

Total	$509	$1,826	$–	$2,335

Liabilities:
Other Liabilities:
Forward interest rate swaps	$–	$23	$–	$23
Cross currency swaps	–	20	–	20

Total	$–	$43	$–	$43

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2012.

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

	At June 30, 2012		At December 31, 2011

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$52,084	$62,170	$54,800	$64,485

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps due to changes in interest rates are recorded to Interest expense, which are offset by changes in the fair value of the debt. The fair value of these contracts, primarily included in Other assets and Long-term debt, was $0.7 billion and $0.6 billion at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the total notional amount of these interest rate swaps was $7.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the three months ended June 30, 2012, we entered into forward interest rate swaps with a total notional value of $1.0 billion. We have designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income is reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps, included in Other assets and Other liabilities, was approximately $0.1 billion and $20 million, respectively at June 30, 2012. The fair value of the outstanding swaps included in Other assets was approximately $0.1 billion at December 31, 2011. During the three and six months ended June 30, 2012, a pretax loss of $0.1 billion and $16 million, respectively, was recognized in Other comprehensive income. During the three and six months ended June 30, 2011, a pretax gain of $36 million and $0.1 billion, respectively, was recognized in Other comprehensive income.

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

Performance Stock Units

The Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the three-year performance cycle. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	19,836	27,614
Granted	5,630	8,492
Payments	(7,348)	(8,499)
Cancelled/Forfeited	(62)	(64)

Outstanding, June 30, 2012	18,056	27,543

As of June 30, 2012, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2012 and classified as equity awards have a weighted-average grant date fair value of $38.67 per unit.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of no less than 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	27,819	$41.24
Exercised	(5,089)	35.30
Cancelled/Forfeited	(17,032)	45.17

Outstanding, June 30, 2012	5,698	34.80

All stock options outstanding at June 30, 2012 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of June 30, 2012, all VARs were fully vested. We have not granted new VARs since 2004.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	8,214	$12.39
Exercised	(2,152)	9.82
Cancelled/Forfeited	(6)	13.50

Outstanding, June 30, 2012	6,056	13.30

7.	Employee Benefits

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

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended June 30,	2012	2011	2012	2011
Service cost	$90	$76	$93	$75
Amortization of prior service cost (credit)	(1)	18	(9)	(14)

Subtotal	89	94	84	61
Expected return on plan assets	(443)	(494)	(42)	(41)
Interest cost	362	398	326	355

Subtotal	8	(2)	368	375
Remeasurement loss, net	–	(20)	–	–

Net periodic benefit (income) cost	$8	$(22)	$368	$375

(dollars in millions)	Pension		Health Care and Life

Six Months Ended June 30,	2012	2011	2012	2011
Service cost	$179	$153	$185	$150
Amortization of prior service cost (credit)	(2)	36	(18)	(28)

Subtotal	177	189	167	122
Expected return on plan assets	(885)	(988)	(85)	(82)
Interest cost	724	795	653	710

Subtotal	16	(4)	735	750
Remeasurement loss, net	–	(20)	–	–

Net periodic benefit (income) cost	$16	$(24)	$735	$750

Severance Payments

During the three and six months ended June 30, 2012, we paid severance benefits of $0.2 billion and $0.3 billion, respectively. At June 30, 2012, we had a remaining severance liability of $0.8 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2012.

Employer Contributions

During the three months ended June 30, 2012, we contributed $0.2 billion to our qualified pension trusts and $0.4 billion to our other postretirement benefit plans. During the six months ended June 30, 2012, we contributed $0.6 billion to our qualified pension trusts, $0.1 billion to our nonqualified pension plans and $0.8 billion to our other postretirement benefit plans. There have been no material changes to the estimated qualified and nonqualified pension contributions in 2012 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

8.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Six Months Ended June 30, 2012

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$35,970	$49,938	$85,908

Net income	3,511	4,680	8,191
Other comprehensive income	(122)	(5)	(127)

Comprehensive income	3,389	4,675	8,064

Contributed capital	13	–	13
Dividends declared	(2,845)	–	(2,845)
Common stock in treasury	564	–	564
Distributions and other	59	(1,335)	(1,276)

Balance at end of period	$37,150	$53,278	$90,428

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

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At June 30, 2012	At December 31, 2011
Foreign currency translation adjustments	$633	$724
Net unrealized gain on cash flow hedges	123	156
Unrealized gain on marketable securities	85	72
Defined benefit pension and postretirement plans	306	317

Accumulated Other Comprehensive Income	$1,147	$1,269

Foreign Currency Translation Adjustments

The change in Foreign currency translation adjustments for the three and six months ended June 30, 2012 and 2011 was primarily related to our investment in Vodafone Omnitel and was driven by movements of the U.S. dollar against various other currencies, primarily the Euro, in which we have operations.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
External Operating Revenues
Verizon Wireless
Retail service	$15,215	$14,004	$30,087	$27,663
Other service	544	689	1,068	1,326

Service revenue	15,759	14,693	31,155	28,989
Equipment	1,766	1,750	3,601	3,437
Other	1,030	823	2,049	1,700

Total Verizon Wireless	18,555	17,266	36,805	34,126
Wireline
Consumer retail	3,478	3,394	6,919	6,777
Small business	664	680	1,323	1,372

Mass Markets	4,142	4,074	8,242	8,149
Strategic services	1,983	1,900	3,952	3,665
Core	1,837	2,057	3,719	4,111

Global Enterprise	3,820	3,957	7,671	7,776
Global Wholesale	1,562	1,730	3,154	3,470
Other	130	172	253	373

Total Wireline	9,654	9,933	19,320	19,768

Total segments	28,209	27,199	56,125	53,894
Corporate, eliminations and other	343	337	669	632

Total consolidated – reported	$28,552	$27,536	$56,794	$54,526

Intersegment Revenues
Verizon Wireless	$22	$27	$45	$48
Wireline	277	314	556	626

Total segments	299	341	601	674
Corporate, eliminations and other	(299)	(341)	(601)	(674)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Verizon Wireless	$18,577	$17,293	$36,850	$34,174
Wireline	9,931	10,247	19,876	20,394

Total segments	28,508	27,540	56,726	54,568
Corporate, eliminations and other	44	(4)	68	(42)

Total consolidated – reported	$28,552	$27,536	$56,794	$54,526

Operating Income
Verizon Wireless	$5,713	$4,692	$10,930	$9,043
Wireline	188	318	345	606

Total segments	5,901	5,010	11,275	9,649
Reconciling items	(250)	(118)	(429)	(304)

Total consolidated – reported	$5,651	$4,892	$10,846	$9,345

	At June 30,	At December 31,
(dollars in millions)	2012	2011
Assets
Verizon Wireless	$143,708	$147,378
Wireline	86,855	86,185

Total segments	230,563	233,563
Reconciling items	(4,491)	(3,102)

Total consolidated – reported	$226,072	$230,461

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Total segment operating income	$5,901	$5,010	$11,275	$9,649
Corporate, eliminations and other	(250)	(118)	(429)	(304)

Total consolidated operating income	5,651	4,892	10,846	9,345
Equity in earnings of unconsolidated businesses	72	121	175	222
Other income and (expense), net	34	10	53	46
Interest expense	(679)	(717)	(1,364)	(1,426)

Income Before Provision For Income Taxes	$5,078	$4,306	$9,710	$8,187

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2012 and 2011.

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

Verizon is currently involved in approximately 50 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that sell products and seek injunctive relief as well. These cases have progressed to various degrees and a small number may go to trial in the coming 12 months if they are not otherwise resolved. In August 2011, a jury found that Verizon is infringing four ActiveVideo patents related to Verizon’s FiOS TV video-on-demand service (VOD), and entered a verdict for ActiveVideo for $115 million, which the court subsequently increased by $24 million. The jury, however, rejected ActiveVideo’s claim that Verizon had willfully infringed its patents and the court stayed execution of the payments to ActiveVideo. Verizon was also later enjoined from continuing to use two of these allegedly infringed ActiveVideo patents and ordered to pay ActiveVideo approximately $11 million per month from August 2011 to May 2012. The court deferred the onset of the injunction until May 2012, and the orders to make payments to ActiveVideo were stayed, while Verizon worked with its vendors, Cisco and Ericsson, to redesign its VOD system. The redesign was completed by May 2012. After ActiveVideo alleged that the redesigned system continues to infringe its patents, Verizon sought and secured a stay of the injunction from the court of appeals. Verizon’s appeal of the district court’s rulings is pending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is a holding company that, acting through its subsidiaries is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Our offerings, designed to meet customers’ demand for speed, mobility, security and control, include voice, data and video services on our wireless and wireline networks. We have two reportable segments, Verizon Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 188,200 employees as of June 30, 2012.

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

•

In our Wireless business, during the three months ended June 30, 2012 compared to the similar period in 2011, strong customer and data services growth driven by strong demand for smartphones and Internet data devices resulted in revenue growth of 7.4%. At June 30, 2012, smartphones represented 49.7% of our retail postpaid phone base, driving an 18.5% increase in data revenue as compared to the similar period in 2011. Data revenue accounted for 43.6% of Verizon Wireless’ service revenue during the three months ended June 30, 2012.

In 2010, we launched our fourth-generation (4G) Long-Term Evolution (LTE) technology mobile broadband network, and as of July 18, 2012, we have deployed 4G LTE in 337 markets covering more than 230 million people throughout the country, which is nearly 75% of the United States population. We expect to deploy 4G LTE in virtually our entire current third-generation (3G) network footprint by mid-2013. Our 4G LTE network has speeds up to ten times faster than those of 3G broadband. As a result of our investment in 4G LTE, we expect to achieve both capacity improvements as well as reduced costs per megabyte.

•

In Wireline, during the three months ended June 30, 2012 compared to the similar period in 2011, revenues were positively impacted by higher revenues in Consumer retail driven by FiOS services. This represented approximately 65% of Consumer retail revenue during the three months ended June 30, 2012, as compared to approximately 57% during the similar period in 2011. As the FiOS product matures, we continue to seek ways to increase incremental revenue and further realize operating and capital efficiencies as well as to maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not just entertainment and communications, but also machine-to-machine communications, such as home monitoring, home health care, energy management services and utilities.

Also positively impacting Wireline’s revenues during the three months ended June 30, 2012 was a 4.4% increase in strategic services revenue, which represented 52% of total Global Enterprise revenues. Enterprise and wholesale customers continue to be adversely affected by the economy, resulting in delayed decision-making regarding spending, particularly on information technology. To compensate for the shrinking market for traditional voice service, we continue to build the Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

On June 25, 2012, Verizon Wireless entered into a license exchange agreement with a subsidiary of T-Mobile USA, Inc. (T-Mobile) pursuant to which the parties agreed to exchange a significant amount of Advanced Wireless Services (AWS) spectrum. The transaction is contingent upon the closing of Verizon Wireless’ purchases of spectrum from SpectrumCo, LLC (Spectrum Co), Cox TMI Wireless (Cox) and Leap Wireless and is subject to approval by the Federal Communications Commission (FCC), which is expected to occur in 2012, as well as other customary closing conditions. The exchange includes a number of intra-market spectrum swaps that will result in more efficient use of the AWS band for both companies, and will also give both companies additional spectrum depth in specific markets to meet LTE capacity needs and enable LTE expansion. The exchange will result in an overall net transfer of spectrum from Verizon Wireless to T-Mobile and a cash payment from T-Mobile to Verizon Wireless.

On April 18, 2012, we announced plans to conduct an open sale process for all of our 700 megahertz (MHz) A and B spectrum licenses in order to rationalize our spectrum holdings. We acquired these licenses as part of the FCC Auction 73 in 2008. The sale of these licenses is contingent upon the close of the purchase of the AWS licenses from SpectrumCo, Cox and Leap Wireless described below.

In December 2011, we entered into agreements to acquire AWS spectrum licenses held by Spectrum Co and Cox, respectively. The aggregate value of these transactions was approximately $3.9 billion. The consummation of each of these transactions is subject to various conditions, including approval by the FCC and review by the Department of Justice (DOJ). These spectrum acquisitions are expected to close in 2012.

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

During 2011, we also entered into agreements with a subsidiary of Leap Wireless, and with Savary Island Wireless, which is majority-owned by Leap Wireless, for the purchase of certain of their AWS and PCS licenses in exchange for cash and our 700 MHz A block license in Chicago. The consummation of each of these transactions is subject to customary closing conditions, including approval by the FCC. These transactions are expected to close in 2012.

On June 1, 2012, Verizon agreed to acquire HUGHES Telematics, Inc. for approximately $0.6 billion in cash, and the acquisition was completed on July 26, 2012. As a result of the transaction, HUGHES Telematics became a wholly-owned subsidiary of Verizon. The debt obligations of HUGHES Telematics, which were approximately $0.1 billion as of the date of acquisition, were repaid by Verizon during July 2012. Had this acquisition been consummated on January 1, 2012 or 2011, the results of the acquired operations of HUGHES Telematics would not have had a significant impact on the consolidated results of operations of Verizon. The acquisition is expected to accelerate our ability to bring more telematics offerings to market for existing and new HUGHES Telematics and Verizon customers.

In February 2012, Verizon entered into a joint venture with Coinstar, Inc., which will offer access to media rentals through online and mobile content streaming from Verizon to consumers across the country as well as physical media rentals through Redbox kiosks.

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

Consolidated Revenues

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Verizon Wireless
Service revenue	$15,776	$14,707	$1,069	7.3%	$31,186	$29,018	$2,168	7.5%
Equipment and other	2,801	2,586	215	8.3	5,664	5,156	508	9.9

Total	18,577	17,293	1,284	7.4	36,850	34,174	2,676	7.8
Wireline
Mass Markets	4,145	4,076	69	1.7	8,248	8,154	94	1.2
Global Enterprise	3,820	3,956	(136)	(3.4)	7,672	7,772	(100)	(1.3)
Global Wholesale	1,827	2,030	(203)	(10.0)	3,688	4,072	(384)	(9.4)
Other	139	185	(46)	(24.9)	268	396	(128)	(32.3)

Total	9,931	10,247	(316)	(3.1)	19,876	20,394	(518)	(2.5)
Corporate, eliminations and other	44	(4)	48	nm	68	(42)	110	nm

Consolidated Revenues	$28,552	$27,536	$1,016	3.7	$56,794	$54,526	$2,268	4.2

nm – not meaningful

The increase in consolidated revenues during the three and six months ended June 30, 2012 compared to the similar periods in 2011 was primarily due to higher revenues at Verizon Wireless, as well as higher revenues in Consumer retail driven by FiOS services and increased revenues from strategic services at our Wireline segment. Partially offsetting these increases were lower Global Wholesale, Global Enterprise Core and Other revenues at our Wireline segment.

Verizon Wireless’ revenues increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 due to growth in both service and equipment and other revenue. Service revenue increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to an increase in retail customers since July 1, 2011, as well as continued growth in data revenue. Retail customer net additions decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011, partially offset by an increase in prepaid gross additions and improvements in our retail customer churn rates in both periods.

Total wireless data revenue was $6.9 billion and accounted for 43.6% of service revenue during the three months ended June 30, 2012 compared to $5.8 billion and 39.5% during the similar period in 2011. Total wireless data revenue was $13.5 billion and accounted for 43.3% of service revenue during the six months ended June 30, 2012 compared to $11.3 billion and 38.8% during the similar period in 2011. Total wireless data revenue continues to be driven by demand for web and e-mail services due to an increase in smartphone penetration in addition to strong growth in our tablet and Jetpack customer base.

Equipment and other revenue increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to an increase in regulatory fees as well as a fee charged to existing customers that upgrade their devices, partially offset by a decrease in sales of equipment in the three months ended June 30, 2012 compared to the similar period in 2011.

Wireline’s revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily driven by declines in Global Wholesale, Global Enterprise Core and Other revenues, partially offset by higher revenues in Consumer retail driven by FiOS services and increased revenues from strategic services.

Mass Markets revenues increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 due to the expansion of FiOS services (Voice, Internet and Video), partially offset by the continued decline of local exchange revenues. The decrease in local exchange revenues was primarily due to a decline in Consumer retail and small business retail voice connections, primarily reflecting challenging economic conditions, competition and technology substitution.

Global Enterprise revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily driven by lower local services and traditional circuit-based revenues as well as a decline in customer premise equipment revenues, partially offset by higher strategic services revenues, primarily due to growth in advanced services, such as managed network, call center, IP communications as well as our cloud and data center offerings.

Global Wholesale revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to a decline in traditional voice revenues as a result of decreased minutes of use (MOUs) and a decline in domestic wholesale connections, partially offset by continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migration from other core customers.

Other revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to reduced business volumes, including former MCI mass market customer losses.

Consolidated Operating Expenses

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Cost of services and sales	$10,896	$11,158	$(262)	(2.3)%	$22,215	$22,387	$(172)	(0.8)%
Selling, general and administrative expense	7,877	7,373	504	6.8	15,577	14,657	920	6.3
Depreciation and amortization expense	4,128	4,113	15	0.4	8,156	8,137	19	0.2

Consolidated Operating Expenses	$22,901	$22,644	$257	1.1	$45,948	$45,181	$767	1.7

Cost of Services and Sales

Cost of services and sales decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to a decline in costs for wireless data services and applications and a decrease in connection costs at our Verizon Wireless segment. In addition, the decrease during the three months ended June 30, 2012, was also due to a decline in sales of equipment. Partially offsetting the decrease were increased expenses related to higher content costs associated with continued FiOS subscriber growth and vendor rate increases, increased rent expense as well as increased expenses related to our cloud and data center offerings within our Wireline segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to higher sales commission expense and costs associated with regulatory fees at our Verizon Wireless segment. In addition, the increase was also impacted by higher benefit-related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily driven by growth in depreciable assets at our Verizon Wireless segment, partially offset by a decrease in depreciable assets at our Wireline segment and changes in the estimated useful lives of certain asset classes at Verizon Wireless.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Consolidated Operating Income	$5,651	$4,892	$10,846	$9,345
Add Depreciation and amortization expense	4,128	4,113	8,156	8,137

Consolidated EBITDA	$9,779	$9,005	$19,002	$17,482

The changes in the table above during the three and six months ended June 30, 2012 compared to the similar periods in 2011 were a result of the factors described in connection with operating revenues and operating expenses above.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased $49 million, or 40.5%, and $47 million, or 21.2%, during the three and six months ended June 30, 2012, respectively, compared to the similar periods in 2011. The decrease during both periods was primarily due to lower earnings from operations at Vodafone Omnitel N.V. and, to a lesser extent the devaluation of the Euro against the U.S. dollar.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Interest income	$15	$16	$(1)	(6.3)%	$30	$35	$(5)	(14.3)%
Foreign exchange gains (losses), net	9	(11)	20	nm	7	(23)	30	nm
Other, net	10	5	5	nm	16	34	(18)	(52.9)

Total	$34	$10	$24	nm	$53	$46	$7	15.2

nm – not meaningful

Interest Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Total interest costs on debt balances	$744	$835	$(91)	(10.9)%	$1,497	$1,657	$(160)	(9.7)%
Less capitalized interest costs	65	118	(53)	(44.9)	133	231	(98)	(42.4)

Total	$679	$717	$(38)	(5.3)	$1,364	$1,426	$(62)	(4.3)

Average debt outstanding	$52,230	$57,016			$52,555	$55,903
Effective interest rate	5.7%	5.9%			5.7%	5.9%

Total interest costs on debt balances decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to a $4.8 billion and $3.3 billion decrease in average debt, respectively (see “Consolidated Financial Condition”), and a lower effective interest rate in both periods. Capitalized interest costs were lower in 2012 primarily due to our ongoing deployment of the 4G LTE network.

Provision for Income Taxes

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Provision for income taxes	$793	$702	$91	13.0%	$1,519	$1,319	$200	15.2%
Effective income tax rate	15.6%	16.3%			15.6%	16.1%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 14.7 and 14.1 percentage points lower during the three months ended June 30, 2012 and 2011, respectively, and 14.6 and 14.1 percentage points lower during the six months ended June 30, 2012 and 2011, respectively.

The increase in the provision for income taxes during the three and six months ended June 30, 2012 compared to the similar periods in 2011 is primarily due to higher income before income taxes, partially offset by the favorable resolution of various international tax matters. The effective income tax rates for the three and six months ended June 30, 2012, compared to the similar periods in 2011, decreased primarily due to the favorable resolution of various international income tax matters in the current periods.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3.0 billion at June 30, 2012 and $3.1 billion at December 31, 2011. Interest and penalties related to unrecognized tax benefits were $0.4 billion (after-tax) at June 30, 2012 and $0.5 billion (after-tax) at December 31, 2011.

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

Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Net income attributable to noncontrolling interest	$2,460	$1,995	$465	23.3%	$4,680	$3,820	$860	22.5%

The increase in Net income attributable to noncontrolling interest during the three and six months ended June 30, 2012 compared to the similar periods in 2011 was due to higher earnings in our Verizon Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions, except ARPU)	2012	2011			2012	2011
Retail service	$15,230	$14,019	$1,211	8.6%	$30,116	$27,693	$2,423	8.7%
Other service	546	688	(142)	(20.6)	1,070	1,325	(255)	(19.2)

Service revenue	15,776	14,707	1,069	7.3	31,186	29,018	2,168	7.5
Equipment and other	2,801	2,586	215	8.3	5,664	5,156	508	9.9

Total Operating Revenues	$18,577	$17,293	$1,284	7.4	$36,850	$34,174	$2,676	7.8

Customers (‘000):(1)
Retail customers					94,154	89,735	4,419	4.9
Retail postpaid customers					88,838	85,290	3,548	4.2

Net additions in period (‘000):(2)
Retail customers	1,178	1,318	(140)	(10.6)	1,912	2,197	(285)	(13.0)
Retail postpaid customers	888	1,257	(369)	(29.4)	1,389	2,163	(774)	(35.8)

Churn Rate:
Retail customers	1.11%	1.22%			1.18%	1.28%
Retail postpaid customers	0.84%	0.89%			0.90%	0.95%

ARPU:
Retail service	$54.29	$52.49	$1.80	3.4	$53.98	$52.18	$1.80	3.4
Retail postpaid	56.13	54.12	2.01	3.7	55.78	53.82	1.96	3.6
Retail postpaid data	24.53	21.26	3.27	15.4	24.16	20.89	3.27	15.7

(1) As of end of period

(2) Excluding acquisitions and adjustments

The increase in Verizon Wireless’ total operating revenues during the three and six months ended June 30, 2012 compared to the similar periods in 2011 was the result of growth in both service and equipment and other revenue.

Customers

Retail (non-wholesale) customers are customers directly served and managed by Verizon Wireless that use its branded services. Churn is the rate at which customers disconnect individual lines of service. We expect to continue to experience retail customer growth based on the strength of our product offerings and network service quality.

Retail customer net additions decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to a decrease in retail postpaid customer gross additions, partially offset by an increase in prepaid gross additions and improvements in our retail customer churn rates in both periods. In the three and six months ended June 30, 2012, the decline in postpaid gross additions primarily reflects the timing of new device launches in 2012. In the six months ended June 30, 2012, the decline was also due to the timing of the iPhone launch in 2011.

Service Revenue

Service revenue increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to an increase in retail customers since July 1, 2011, as well as continued growth in data revenue.

Total data revenue was $6.9 billion and accounted for 43.6% of service revenue during the three months ended June 30, 2012 compared to $5.8 billion and 39.5% during the similar period in 2011. Total data revenue was $13.5 billion and accounted for 43.3% of service revenue during the six months ended June 30, 2012 compared to $11.3 billion and 38.8% during the similar period in 2011. Total wireless data revenue growth continues to be driven by demand for web and email services due to an increase in smartphone penetration in addition to strong growth in our tablet and Jetpack customer base. We expect that total service revenue will continue to grow as we increase smartphone penetration.

The increase in retail service ARPU (the average revenue per user per month from retail customers), and retail postpaid ARPU (the average revenue per user per month from retail postpaid customers) for the three and six months ended June 30, 2012 compared to the similar periods in 2011 was due to a continued increase in our retail postpaid data ARPU, partially offset by a decline in our retail postpaid voice ARPU. Retail postpaid data ARPU increased as a result of continued growth in the proportion of our customer base using smartphones, which grew to 49.7% of our retail postpaid customer phone base as of June 30, 2012 compared to 35.9% at June 30, 2011. However, both retail postpaid ARPU and retail postpaid data ARPU growth were adversely impacted by the growing proportion of our customers using internet data devices and customers optimizing the value of their data packages for these devices. Internet data devices represented 8.5% of our retail postpaid customer base as of June 30, 2012 compared to 7.5% as of June 30, 2011. This represents retail postpaid internet data device growth of approximately 18.5% to 7.5 million devices as of June 30, 2012 as compared to June 30, 2011. In addition, our retail postpaid voice ARPU was $31.60 during the three months ended June 30, 2012, representing a decline of $1.26, or 3.8%, compared to the similar period in 2011 and was $31.62 during the six months ended June 30, 2012, representing a decline of $1.31, or 4.0%, compared to the similar period in 2011 primarily due to the ongoing impact of our retail customers seeking to optimize the value of our voice minute bundles.

Other service revenue decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 as a result of a decrease in third party roaming revenue.

Equipment and Other Revenue

Equipment and other revenue increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to an increase in regulatory fees as well as a fee charged to existing customers that upgrade their devices, partially offset by a decrease in sales of equipment in the three months ended June 30, 2012 compared to the similar period in 2011.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Cost of services and sales	$5,558	$5,829	$(271)	(4.6)%	$11,468	$11,709	$(241)	(2.1)%
Selling, general and administrative expense	5,295	4,794	501	10.5	10,523	9,545	978	10.2
Depreciation and amortization expense	2,011	1,978	33	1.7	3,929	3,877	52	1.3

Total Operating Expenses	$12,864	$12,601	$263	2.1	$25,920	$25,131	$789	3.1

Cost of Services and Sales

Cost of services and sales decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to a decline in costs for data services and applications, primarily VZ Mail, as well as a decrease in connection costs due to the ongoing deployment of the Ethernet backhaul initiative. In addition, the decrease during the three months ended June 30, 2012, was also due to a decline in sales of equipment. This decrease was partially offset by higher roaming cost during the three and six months ended June 30, 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to higher sales commission expense in our indirect channel as well as costs associated with regulatory fees. Indirect sales commission expense increased $0.1 billion and $0.4 billion, during the three and six months ended June 30, 2012, respectively, compared to the similar periods in 2011 as a result of increases in the average commission per unit, as the mix of units continues to shift toward data devices and more customers activate data services.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily driven by growth in depreciable assets, partially offset by changes in the estimated useful lives of certain asset classes.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Segment Operating Income	$5,713	$4,692	$1,021	21.8%	$10,930	$9,043	$1,887	20.9%
Add Depreciation and amortization expense	2,011	1,978	33	1.7	3,929	3,877	52	1.3

Segment EBITDA	$7,724	$6,670	$1,054	15.8	$14,859	$12,920	$1,939	15.0

Segment operating income margin	30.8%	27.1%			29.7%	26.5%
Segment EBITDA service margin	49.0%	45.4%			47.6%	44.5%

The changes in the table above during the three and six months ended June 30, 2012 compared to the similar periods in 2011 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Consumer retail	$3,478	$3,394	$84	2.5%	$6,919	$6,777	$142	2.1%
Small business	667	682	(15)	(2.2)	1,329	1,377	(48)	(3.5)

Mass Markets	4,145	4,076	69	1.7	8,248	8,154	94	1.2

Strategic services	1,983	1,900	83	4.4	3,952	3,665	287	7.8
Core	1,837	2,056	(219)	(10.7)	3,720	4,107	(387)	(9.4)

Global Enterprise	3,820	3,956	(136)	(3.4)	7,672	7,772	(100)	(1.3)

Global Wholesale	1,827	2,030	(203)	(10.0)	3,688	4,072	(384)	(9.4)
Other	139	185	(46)	(24.9)	268	396	(128)	(32.3)

Total Operating Revenues	$9,931	$10,247	$(316)	(3.1)	$19,876	$20,394	$(518)	(2.5)

Connections (‘000):(1)
Total voice connections					23,278	24,997	(1,719)	(6.9)

Total Broadband connections					8,776	8,552	224	2.6
FiOS Internet subscribers					5,144	4,478	666	14.9
FiOS Video subscribers					4,473	3,848	625	16.2

(1) As of end of period

Wireline’s revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily driven by declines in Global Wholesale, Global Enterprise Core and Other revenues, partially offset by higher revenues in Consumer retail driven by FiOS services and increased revenues from Strategic services.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, as well as broadband services (including high-speed Internet, FiOS Internet and FiOS Video) to Consumer retail and small business subscribers.

Mass Markets revenues increased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 due to the expansion of FiOS services (Voice, Internet and Video), partially offset by the continued decline of local exchange revenues.

We continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas in the six months ended June 30, 2012. Revenue from FiOS services represented 64.8% and 63.9% of Consumer retail revenue during the three and six months ended June 30, 2012, respectively, compared to 56.7% and 55.6% in the similar periods in 2011. As of June 30, 2012, we achieved penetration rates of 36.6% and 32.6% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 33.9% and 29.9% for FiOS Internet and FiOS Video, respectively, at June 30, 2011.

Mass Markets revenues were negatively impacted by the decline of local exchange revenues primarily due to a 6.6% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP, broadband and cable services. There was also a 5.6% decline in small business retail voice connections, primarily reflecting challenging economic conditions, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to lower local services and traditional circuit-based revenues as well as a decline in customer premise equipment revenues. Traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services declined compared to the similar periods last year as our customer base continues to migrate to next generation IP services. The decline in customer premise equipment revenues reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle. This decrease was partially offset by higher strategic services revenues. Strategic services revenue increased $0.1 billion, or 4.4%, and $0.3 billion, or 7.8%, respectively, during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to growth in advanced services, such as managed network, call center, IP communications as well as our cloud and data center offerings.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to a decline in traditional voice revenues as a result of decreased MOUs and a 5.8% decline in domestic wholesale connections as of June 30, 2012 compared to June 30, 2011. The traditional voice product reductions are due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Also contributing to the decline in MOUs were increases in voice termination pricing on certain international routes, which negatively impacted volume, and continued rate compression due to competition in the marketplace. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migration from other core customers. As a result of the upgrading customers, the number of core data circuits experienced a 13.3% decline as compared to the similar periods in 2011. We expect Global Wholesale revenue to continue to decline approximately 10% prospectively per quarter as compared to the similar periods in the prior year, as we believe that the continued decline in core products will be partially offset by growth in Ethernet and IP services.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, card services and supply sales. The decrease in revenues from other services during the three and six months ended June 30, 2012 compared to the similar periods in 2011 was primarily due to reduced volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Cost of services and sales	$5,500	$5,504	$(4)	(0.1)%	$11,072	$10,966	$106	1.0%
Selling, general and administrative expense	2,141	2,308	(167)	(7.2)	4,267	4,598	(331)	(7.2)
Depreciation and amortization expense	2,102	2,117	(15)	(0.7)	4,192	4,224	(32)	(0.8)

Total Operating Expenses	$9,743	$9,929	$(186)	(1.9)	$19,531	$19,788	$(257)	(1.3)

Cost of Services and Sales

During the three months ended June 30, 2012, Cost of services and sales was essentially unchanged compared to the similar period in 2011. Access costs decreased primarily from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes, as well as a decline in cost of services and sales related to customer premise equipment, which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle. These decreases were offset by higher content costs associated with continued FiOS subscriber growth and vendor rate increases, increased rent expense as well as increased expenses related to our cloud and data center offerings.

Cost of services and sales increased during the six months ended June 30, 2012 compared to the similar period in 2011. The increase in Cost of sales and service was due to higher content costs associated with continued FiOS subscriber growth and vendor rate increases, increased rent expense as well as increased expenses related to our cloud and data center offerings. The increase was partially offset by a decrease in costs related to customer premise equipment, as well as a decrease in access costs resulting primarily from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily due to lower allocations related to centralized administrative functions, and to a lesser extent, lower property and transaction tax expenses. The decrease in Selling, general and administrative expense was partially offset by higher benefit-related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and six months ended June 30, 2012 compared to the similar periods in 2011 due to a decrease in net depreciable assets, primarily as a result of asset retirements.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)

(dollars in millions)	2012	2011			2012	2011
Segment Operating Income	$188	$318	$(130)	(40.9)%	$345	$606	$(261)	(43.1)%
Add Depreciation and amortization expense	2,102	2,117	(15)	(0.7)	4,192	4,224	(32)	(0.8)

Segment EBITDA	$2,290	$2,435	$(145)	(6.0)	$4,537	$4,830	$(293)	(6.1)

Segment operating income margin	1.9%	3.1%			1.7%	3.0%
Segment EBITDA margin	23.1%	23.8%			22.8%	23.7%

The changes in the table above during the three and six months ended June 30, 2012 compared to the similar periods in 2011 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Cash Flows Provided By (Used In)
Operating activities	$15,271	$12,792	$2,479
Investing activities	(7,584)	(9,872)	2,288
Financing activities	(11,048)	(3,348)	(7,700)

Decrease In Cash and Cash Equivalents	$(3,361)	$(428)	$(2,933)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the six months ended June 30, 2012 increased by $2.5 billion compared to the similar period in 2011 primarily due to higher consolidated earnings, as well as improved working capital levels, including improved collections in 2012.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2012	2011
Verizon Wireless	$3,933	$5,402
Wireline	3,133	3,150
Other	364	366

	$7,430	$8,918

Total as a percentage of revenue	13.1%	16.4%

The decrease in capital expenditures during the six months ended June 30, 2012 compared to the similar period in 2011 was primarily due to increased investment in the capacity of our wireless EV-DO network during 2011.

Acquisitions

During April 2011, we paid approximately $1.4 billion for the equity of Terremark Worldwide, Inc. (Terremark), which was partially offset by $0.1 billion of cash acquired (see “Acquisitions”).

Other, net

During the six months ended June 30, 2011, Other, net primarily included proceeds related to the sales of long-term investments, which were not significant to our condensed consolidated statements of income.

Cash Flows Used In Financing Activities

During the six months ended June 30, 2012 and 2011, net cash used in financing activities was $11.0 billion and $3.3 billion, respectively.

During January 2012, $1.0 billion of 5.875% Verizon New Jersey Inc. Debentures matured and were repaid. During February 2012, $0.8 billion of 5.25% Verizon Wireless Notes matured and were repaid. In addition, during the six months ended June 30, 2012 we paid $2.6 billion in dividends and reduced short-term borrowings by approximately $0.9 billion.

During July 2012, $0.8 billion of 7.0% Verizon Wireless Notes matured and were repaid.

Special Distribution

In July 2011, the Board of Representatives of Verizon Wireless declared a distribution to its owners, payable on January 31, 2012 in proportion to their partnership interests on that date, in the aggregate amount of $10 billion. During January 2012, Vodafone received a cash payment of $4.5 billion and the remainder of the distribution was received by Verizon.

Credit Facility and Shelf Registration

As of June 30, 2012, the unused borrowing capacity under a $6.2 billion three-year credit facility, maturing on October 15, 2014, with a group of major financial institutions was approximately $6.1 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

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

Decrease In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2012 totaled $10.0 billion, a $3.4 billion decrease compared to Cash and cash equivalents at December 31, 2011 for the reasons discussed above.

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

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Net cash provided by operating activities	$15,271	$12,792	$2,479
Less Capital expenditures (including capitalized software)	7,430	8,918	(1,488)

Free cash flow	$7,841	$3,874	$3,967

The change in free cash flow during the six months ended June 30, 2012 compared to the similar period in 2011 was a result of the factors described in connection with net cash provided by operating activities and capital expenditures above.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At June 30, 2012, our primary foreign currency exposure was to the British Pound Sterling, the Euro, the Indian Rupee and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2012, more than three-fourths in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps due to changes in interest rates are recorded to Interest expense, which are offset by changes in the fair value of the debt. The fair value of these contracts, primarily included in Other assets and Long-term debt, was $0.7 billion and $0.6 billion at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the total notional amount of these interest rate swaps was $7.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the three months ended June 30, 2012, we entered into forward interest rate swaps with a total notional value of $1.0 billion. We have designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income is reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps, included in Other assets and Other liabilities, was approximately $0.1 billion and $20 million, respectively at June 30, 2012. The fair value of the outstanding swaps included in Other assets was approximately $0.1 billion at December 31, 2011. During the three and six months ended June 30, 2012, a pretax loss of $0.1 billion and $16 million, respectively, was recognized in Other comprehensive income. During the three and six months ended June 30, 2011, a pretax gain of $36 million and $0.1 billion, respectively, was recognized in Other comprehensive income.

Acquisitions

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly-owned subsidiary of Verizon. The acquisition enhanced Verizon’s offerings to business and government customers globally.

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

Recent Accounting Standards

In December 2011, the accounting standard update relating to disclosures about offsetting assets and liabilities was amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. We will adopt this standard update during the first quarter of 2013. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the registrant’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities, including Verizon Wireless. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. In June 2012, the Litigation Trust filed a Second Amended Complaint that dropped all claims against Verizon Wireless. Motion to dismiss briefing and discovery are ongoing and a trial date is set for May 2013.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2012. At June 30, 2012, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 30, 2012	By	/s/ Robert J. Barish
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